Form 10-Q
period 1996-06-30
BIOCRYST PHARMACEUTICALS INC
filed 1996-08-13
CIK 882796

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the TRANSITION PERIOD FROM ____ to ____


                        Commission File Number 000-23186

                         BIOCRYST PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   62-1413174
          (State or other                             (I.R.S. employer
          jurisdiction of                            identification no.)
         incorporation or
          organization)

               2190 Parkway Lake Drive; Birmingham, Alabama 35244
              (Address and zip code of principal executive offices)

                                 (205) 444-4600
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes  X    No
                                       ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,634,683 shares of the Company's Common Stock, $.01 par value, were outstanding as of August 8, 1996.

                         BIOCRYST PHARMACEUTICALS, INC.

                                      INDEX

              Part I. Financial Information                    PAGE NO.

Item 1.       Financial Statements:
              Condensed Balance Sheets - June 30,
              1996 and December 31, 1995                             3
              Condensed Statements of Operations
              - Three and Six Months Ended June
              30, 1996 and 1995                                      4
              Condensed Statements of Cash Flows
              - Six Months Ended June 30, 1996
              and 1995                                               5
              Notes to Condensed Financial
              Statements                                             6
Item 2.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations                                  6

              Part II. Other Information

Item 1.       Legal Proceedings                                      9
Item 2.       Changes in Securities                                  10
Item 3.       Defaults Upon Senior Securities                        10
Item 4.       Submission of Matters to a Vote of
              Security Holders                                       10
Item 5.       Other Information                                      11
Item 6.       Exhibits and Reports on Form 8-K                       11
              Signatures                                             14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         BIOCRYST PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                        (In thousands, except per share)

                                                      1996        1995
                                                  (Unaudited)   (Note 1)
                                                  -----------   --------
         ASSETS
Cash and cash equivalents                          $  6,273    $  6,135
Securities held-to-maturity                          11,540       5,279
Prepaid expenses and other current assets               626         279
                                                   --------    --------
   Total current assets                              18,439      11,693
Furniture and equipment, net                          1,228       1,363
                                                   --------    --------
   Total assets                                    $ 19,667    $ 13,056
                                                   ========    ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses              $    839    $    397
Accrued taxes, other than income                        155         350
Accrued vacation                                        131         111
Current maturities of long-term debt                     31          29
Current maturities of capital lease obligations         260         242
                                                   --------    --------
   Total current liabilities                          1,416       1,129
Long-term debt                                            3          19
Capital Lease Obligations                               145         282
Deferred license fee                                    300         300
                                                   --------    --------
   Total liabilities                                  1,864       1,730
                                                   --------    --------
Stockholders' equity:
  Convertible preferred stock, $.01 par
    value, shares authorized - 5,000;
    shares issued and outstanding - none
  Common stock, $.01 par value, shares
    authorized - 45,000; shares issued
    and outstanding - 10,623 in 1996
    and 9,504 in 1995                                   106          95
  Additional paid-in capital                         50,888      41,298
  Accumulated deficit                               (33,191)    (30,067)
                                                   --------    --------
   Total stockholders' equity                        17,803      11,326
                                                   --------    --------
   Total liabilities and stockholders' equity      $ 19,667    $ 13,056
                                                   ========    ========


           See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      Periods Ended June 30, 1996 and 1995
                        (In thousands, except per share)


                                       THREE MONTHS             SIX MONTHS
                                     1996        1995        1996        1995
                                   --------    --------    --------    --------
Collaborative and other
  research and development         $  1,500    $     64    $  1,521    $     95
Interest and other                      241         159         388         285
                                   --------    --------    --------    --------
   Revenues                           1.741         223       1,909         380
                                   --------    --------    --------    --------

Research and development              1,863       1,307       3,414       3,753
General and administrative            1,062         464       1,563       1,042
Interest                                 27          36          56          77
                                   --------    --------    --------    --------
   Expenses                           2,952       1,807       5,033       4,872
                                   --------    --------    --------    --------
Net loss                           $ (1,211)   $ (1,584)   $ (3,124)   $ (4,492)
                                   ========    ========    ========    ========

Net loss per share (Note 2)        $   (.11)   $   (.18)   $   (.31)   $   (.54)


Weighted average shares
  outstanding (Note 2)               10,571       8,700      10,096       8,306



           See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1996 and 1995
                                 (In thousands)


                                                             1996         1995
Operating activities
Net loss                                                 $ (3,124)     $ (4,492)
Depreciation and amortization                                 265           296
Changes in operating assets and
  liabilities, net                                            (80)         (132)
                                                         --------      --------
  Net cash  used by operating activities                   (2,939)       (4,328)
                                                         --------      --------

INVESTING ACTIVITIES
Purchases of furniture and equipment                         (130)         (113)
Purchase of marketable securities                         (10,579)       (4,918)
Maturities of marketable securities                         4,317        12,707
                                                         --------      --------
  Net cash (used)/provided by investing activities         (6,392)        7,676
                                                         --------      --------

FINANCING ACTIVITIES
Principal payments on debt and
  capital lease obligations                                  (131)         (158)
Proceeds from sale of common stock,
  net of issuance cost                                      9,600         8,618
                                                         --------      --------
  Net cash provided by financing activities                 9,469         8,460
                                                         --------      --------

Increase in cash and cash equivalents                         138        11,808
Cash and cash equivalents at
  beginning of period                                       6,135         2,678
                                                         --------      --------
Cash and cash equivalents at end of period               $  6,273      $ 14,486
                                                         ========      ========


           See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1. Basis of Preparation

The condensed balance sheet as of June 30, 1996 and the condensed statements of operations and cash flows for the six months ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles by the Company and have not been audited. Such financial statements reflect all adjustments which are, in management's opinion, necessary to present fairly, in all material respects, the financial position at June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995 and the notes thereto included in the Company's 1995 Annual Report. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 1995 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

Note 2.  Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares (from unexercised stock options and warrants) have been excluded from the computation as their effect is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature that involve risks and uncertainties relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission.

OVERVIEW

Since its inception in 1986, the Company has been engaged in research and development activities (including conducting preclinical studies and clinical trials) and organizational efforts, including recruiting its scientific and management personnel, establishing laboratory facilities, engaging its Scientific Advisory Board and raising capital. The Company has not received any revenue from the sale of pharmaceutical products and does not expect to receive such revenues to a significant extent for at least several years, if at all. The Company has incurred operating losses since its inception. The Company expects to incur significant additional operating losses over the next several years and expects such losses to increase as the Company's research and development and clinical trial efforts expand.

The Company's future business, financial condition and results of operations are dependent on the Company's ability to successfully develop, market and manufacture its pharmaceutical products for the treatment of immunological and infectious diseases and disorders. Inherent in this process are a number of factors that the Company must carefully manage in order to be successful. Some of these factors are: conducting preclinical studies and clinical trials of its compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support the Company's operations; achieving revenues or profitable operations; developing collaborative arrangements with corporate partners, academic institutions and consultants to support research and development efforts and to conduct such clinical trials; obtaining regulatory approval for such compounds; entering into agreements for product development, manufacturing and commercialization; developing the capacity to manufacture, market and sell its products either directly or with collaborative partners; competing effectively with other pharmaceutical and biotechnological products for human therapeutic applications; obtaining adequate reimbursement from third-party payors for its products; retaining and attracting key personnel; obtaining and/or maintaining product liability and clinical trial insurance; protecting its patents and proprietary rights; and avoiding infringement claims by third parties. No assurance can be given that the Company will be able to manage such factors successfully. The failure to manage such factors successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

Results of Operations (first six months of 1996 compared to first six months of
1995)

Revenues increased 402.4% to $1.9 million in the first six months of 1996 from $380,000 in the first six months of 1995. The increase was primarily due to the $1.5 million license fee paid to the Company by Torii Pharmaceuticals Co., Ltd. ("Torii") pursuant to a license agreement (see below).

Research and development expenses decreased 9.0% to $3.4 million in the first six months of 1996 from $3.8 million in the first six months of 1995. The decrease is primarily attributable to less costs associated with manufacturing compounds for conducting clinical trials and fewer preclinical studies in progress. These costs tend to fluctuate from quarter to quarter depending upon the stage of development and the conduct of clinical trials. This decrease is not necessarily indicative of a decrease in research and development expenses for the full year. The Company expects research and development expenses to increase during the remainder of 1996 due to increased clinical trials and costs associated with manufacturing BCX-34.

General and administrative expenses increased 50.0% to $1.6 million in the first six months of 1996 from $1.0 million in the first six months of 1995. The increase is primarily the result of approximately $574,000 in consulting fees and withholding taxes incurred in connection with the license agreement with Torii.

Interest expense decreased 27.3% to $56,000 in the first six months of 1996 from $77,000 in the first six months of 1995. The decrease is due to a decline in capitalized lease obligations, along with long-term debt, resulting in lesser interest expense. The Company obtained most of its leases in connection with the move to its new facilities in April 1992.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since the Company's inception. Operations have principally been funded through an initial public offering of common stock, private placements of equity and debt securities, equipment lease financing, facility leases, collaborative and other research and development agreements (including a license and options for licenses), research grants and interest income. In addition, the Company has attempted to contain costs and reduce cash flow requirements by renting scientific equipment or facilities, contracting with third parties to conduct certain research and development and using consultants. The Company expects to incur additional expenses, resulting in significant losses, as it continues and expands its research and development activities and undertakes additional preclinical studies and clinical trials of compounds which have been or may be discovered. The Company also expects to incur substantial administrative, manufacturing and commercialization expenditures in the future as it seeks FDA approval for its compounds and establishes its manufacturing capability under Good Manufacturing Practices, and substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

At June 30, 1996, the Company's cash, cash equivalents and securities held-to-maturity were $17.8 million, an increase of $6.4 million from such amount at December 31, 1995. The increase was primarily due to the private placement of common stock in March and May 1996 with proceeds of $9.5 million partially offset by net cash used by operating activities.

On June 28, 1996, the Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of 2,000,000 shares of its common stock. BioCryst and its underwriters are evaluating a timetable for the proposed offering. There can be no assurance that the offering will be successfully completed.

The Company received $500,000 in June 1993 as a license fee from Ciba-Geigy. The Company is required to refund up to $300,000 of the fee if sales of any resultant products are below specified levels.

The Company has financed its equipment purchases primarily with lease lines of credit. The Company currently has a $500,000 line of credit with its bank to finance capital equipment. In January 1992, the Company entered into an operating lease for its current facilities which, based on an extension signed in December 1994, expires on March 31, 2000, with an option to lease for an additional three years at current market rates. The operating lease requires the Company to pay monthly rent (ranging from $10,241 and escalating annually to a minimum of $12,457 per month in the final year), and a pro rata share of operating expenses and real estate taxes in excess of base year amounts.

At December 31, 1995, the Company had long-term capital lease and operating lease obligations which provide for aggregate minimum payments of $531,747 in 1996, $502,077 in 1997 and $306,714 in 1998. The Company is required to expend $6.0 million over the three-year period ending December 31, 1997 on its influenza neuraminidase project and $1.0 million over the three-year period ending July 18, 1998 on its complement project in order to maintain a worldwide license from The University of Alabama at Birmingham. These two agreements have 25-year terms and are terminable by the Company upon three months' notice. In addition, the Company has committed to conducting certain clinical trials and animal studies in 1996 for an aggregate amount of approximately $1.2 million.

In May 1996, the Company entered into an exclusive license agreement with Torii to develop, manufacture and commercialize BCX-34 and certain other PNP inhibitor compounds in Japan for the treatment of rheumatoid arthritis, T-cell cancers (including CTCL) and atopic dermatitis. Upon entering into the agreement, Torii paid the Company $1.5 million in license fees and made a $1.5 million equity investment in the Company, purchasing 76,608 shares of common stock at a purchase price of $19.58 per share. The agreement further provides for potential milestone payments of up to $19.0 million and royalties on future sales of licensed products in Japan. Torii is responsible for all development, regulatory and commercialization expenses in Japan. The agreement is subject to termination by Torii at any time and by the Company in certain circumstances. Pursuant to the agreement, Torii may negotiate a license with the Company to develop BCX-34 and certain other PNP inhibitor compounds for additional indications.

At December 31, 1995, the Company had net operating loss and research and development credit carryforwards of approximately $25.6 million and $1.4 million, respectively, which will expire in 2005 through 2010. At June 30, 1996, the Company's net operating loss carryforward was approximately $28.7 million. Use of the net operating losses and research and development credits will be subject to a substantial annual limitation due to the ownership provisions of the Tax Reform Act of 1986. The annual limitation is expected to result in the expiration of a portion of net operating losses and credits before utilization, which has been considered by the Company in its computations under Statement No.
109. Additional sales of the Company's equity securities may result in further annual limitations on the use of operating loss carryforwards and research and development credit carryforwards against taxable income in future years.

The Company plans to finance its needs principally from its existing capital resources and interest thereon, from payments under collaborative and licensing agreements with corporate partners, through research grants, and to the extent available, through lease or loan financing and future public or private financings. The Company believes that its available funds will be sufficient to fund the Company's operations through most of 1997. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of product testing, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances and the FDA regulatory process. Additional funds, if any, may possibly be raised through financing arrangements or collaborative relationships and/or the issuance of preferred or common stock or convertible securities, on terms and prices significantly more favorable than those received by current stockholders, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. In addition, collaborative arrangements may require the Company to transfer certain material rights to such corporate partners. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its research, drug discovery or development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates or products. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

The Company believes that inflation has not had a material impact on its operations.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

      In October 1991, the Company granted an option to Warner-Lambert Company ("Warner-Lambert") to license BioCryst's group one purine nucleoside phosphorylase ("PNP") inhibitors on terms and conditions to be negotiated by the parties. In June 1993, that option was extended at Warner-Lambert's request until the earlier of September 1994 or completion of Warner-Lambert's clinical trials, while being restricted to only BCX-5, one PNP inhibitor compound in BioCryst's group one inhibitors. The Company's patent application for two compounds in this group of PNP inhibitor compounds, including BCX-5, has been allowed by the U. S. Patent and Trademark Office. Upon exercise of the option, any license negotiated by the parties would have required an upfront payment, milestone payments and royalties on agreed-upon terms. In July 1994, Warner-Lambert requested a further extension of its option and a dispute has arisen between the parties as to, among other things, whether or not the option has expired and whether or not BioCryst is obligated to negotiate further with Warner-Lambert the terms of a licensing agreement.

      On February 6, 1995, the Company filed a complaint for a declaratory judgment against Warner-Lambert in the Circuit Court of Shelby County, Alabama to resolve the dispute. Warner-Lambert counter-claimed against the Company, alleging that the Company breached the option. Warner-Lambert claims compensatory damages for the alleged breach, including the amounts it has paid to date to BioCryst, its costs in testing BCX-5 and for profits lost because it will not have certain patent rights to BCX-5 that might have been granted by a license. In May 1996, BioCryst amended its complaint to assert certain damage claims.

      The Company believes that the conditions precedent to the exercise of Warner-Lambert's option have not been satisfied, that the option has expired and that Warner-Lambert's breach of contract allegations lack merit. The Company believes that it has complied with its obligations under the option agreement, and intends to continue to vigorously pursue this action. The proceedings are ongoing, and there can be no assurance that the Company will prevail or that Warner-Lambert will not prevail on its counter-claims. No assurance can be given that this litigation will not have a material adverse effect on the Company.

Item 2. Changes in Securities:

      None

Item 3. Defaults Upon Senior Securities:

      None

Item 4. Submission of Matters to a Vote of Security Holders:

     (a)  The Company's annual meeting of stockholders was held on May 15, 1996.

     (b) Messrs. Featheringill, Rosenwald and Sherrill were reelected as directors for three-year terms expiring in 1999. Messrs. Bugg, Gee, Horovitz, Montgomery, Spencer and Steer continue as directors.

     (c)  Motions before stockholders:

     1. Election of three directors as follows -
                                      Votes       Votes                 Broker
        Name                           For       Against   Abstention  Non-Votes
        ----                           ---       -------   ----------  ---------
        William W. Featheringill    7,205,712     4,975        0          0

        Lindsay A. Rosenwald, M.D.  7,205,712     4,975        0          0

        Joseph H. Sherrill, Jr.     7,206,212     4,475        0          0

     (d)  Not applicable.

Item 5. Other Information:

      None

Item 6. Exhibits and Reports on Form 8-K:

      a.  Exhibits:
               NUMBER                         DESCRIPTION
               ------                         -----------

                3.1 Composite Certificate of Incorporation of Registrant. Incorporated by reference to
                                   Exhibit 3.1 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

                3.2 Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

                4.1 See Exhibits 3.1 and 3.2 for provisions of the Composite Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

               10.1 Common Stock Purchase Warrant dated October 15, 1991 to purchase 500,000 shares of Common Stock issued to John Pappajohn. Incorporated by reference to Exhibit 10.6 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

               10.2 Common Stock Purchase Warrant dated October 15, 1991 to purchase 500,000 shares of Common Stock issued to Lindsay Rosenwald. Incorporated by reference to Exhibit 10.7 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

               10.3 1991 Stock Option Plan, as amended and restated. Incorporated by reference to
                                   Exhibit 99.1 to the Company's Form S-8
                                   Registration Statement (Registration No.
                                   33-95062).

               10.4 Form of Notice of Stock Option Grant and Stock Option Agreement. Incorporated by reference to Exhibit 99.2 and 99.3 to the Company's Form S-8 Registration Statement (Registration No. 33-95062).

               10.5 Warehouse Lease dated January 17, 1992 between Principal Mutual Life Insurance Company and the Registrant. Incorporated by reference to Exhibit 10.21 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

               10.6 Master Equipment Lease Dated January 22, 1992 Between Boston Financial & Equity Corporation and the Registrant. Incorporated by reference to Exhibit 10.22 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

               10.7 Equipment Leases dated July 25, 1992, February 25, 1993, August 25, 1993, and November 25, 1993 between Ventana Leasing, Inc. and the Registrant. Incorporated by reference to Exhibit 10.23 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

               10.8 Common Stock Purchase Warrants issued in connection with the issuance of Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 10.32 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

               10.9 Private Placement Agency Agreement dated July 1, 1993 between the Registrant and Paramount Capital, Inc., as amended. Incorporated by reference to Exhibit 10.33 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

               10.10 Subscription and Preferred Stock Agreement and Confidential Investor Questionnaire among the Registrant and the purchasers of Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 10.34 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

               10.11 Fourth Amended and Restated Registration Rights Agreement among the Registrant and certain securityholders. Incorporated by reference to Exhibit 10.35 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

               10.12 Common Stock Purchase Warrants issued in connection with the issuance of Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 10.36 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

               10.13 Common Stock Purchase Warrants dated December 7, 1993 to purchase 49,400 shares of Common Stock issued to each of John Pappajohn, Lindsay A. Rosenwald and William M. Spencer. Incorporated by reference to Exhibit 10.37 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

               10.14 Employment Agreement dated November 19, 1993 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit
                                   10.38 to the Company's Form S-1 Registration
                                   Statement (Registration No. 33-73868).

              10.15# License Agreement dated April 15, 1993 between Ciba-Geigy Corporation and the Registrant. Incorporated by reference to
                                   Exhibit 10.40 to the Company's Form S-1
                                   Registration Statement (Registration No.
                                   33-73868).

              10.16 Stock Purchase Agreement dated September 21, 1994 between Registrant and Bernard B. Levine to purchase 515,000 shares of common stock. Incorporated by reference Exhibit 10.2 to the Company's Form 10-Q for the third quarter ending September 30, 1994 dated November 10, 1994.

              10.17 Registration Rights Agreement dated September 21, 1994 between Registrant and Bernard B. Levine. Incorporated by reference Exhibit
                                   10.3 to the Company's Form 10-Q for the third quarter ending September 30, 1994 dated November 10, 1994.

              10.18 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company's Form S-8 Registration Statement (Registration No. 33-95062).

              10.19 First Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit
                                   10.21 to the Company's Form 10-K for the year ending December 31, 1994 dated March 28, 1995.

              10.20 Form of Stock Purchase Agreement dated May 1995 between Registrant and various parties to purchase 1,570,000 shares of common stock. Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

              10.21 Form of Registration Rights Agreement dated May 1995 between Registrant and various parties. Incorporated by reference to Exhibit
                                   10.23 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

              10.22 Form of Stock Purchase Agreement dated March 22, 1996 among the Registrant and certain investors to purchase 1,000,000 shares of common stock. Incorporated by reference to
                                   Exhibit 10.1 to the Company's Form 8-K dated
                                   March 22, 1996.

              10.23 Form of Registration Rights Agreement dated March 22, 1996 among the Registrant and certain investors. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated March 22, 1996.

              10.24* License Agreement dated May 31, 1996 between the Registrant and Torii Pharmaceuticals Co., Ltd. Incorporated by reference to Exhibit
                                   10.1 to the Company's Form 8-K dated May 3,
                                   1996, as amended.

              10.25* Stock Purchase Agreement dated May 31, 1996 between the Registrant and Torii Pharmaceuticals Co., Ltd. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated May 3, 1996, as amended.

              27                   Financial Data Schedule

- ----------

      #  Confidential treatment granted.

      * Confidential treatment requested.


      b. Reports on Form 8-K:

         A Form 8-K dated May 3, 1996 was voluntarily filed on June 25, 1996 and subsequently amended on August 2, 1996 for Item 5, Other Events, concerning two press releases: BioCryst Reports Encouraging Preliminary Results from a Phase II Trial of its Lead Compound, BCX-34, for Topical Treatment of Psoriasis and BioCryst Enters License Agreement with Japanese Pharmaceutical Company for Lead Drug Program.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BIOCRYST PHARMACEUTICALS, INC.



         Date: August 13, 1996              /s/ Charles E. Bugg
                                            ----------------------------
                                            Charles E. Bugg
                                            Chairman, President and
                                            Chief Executive Officer



         Date: August 13, 1996              /s/ Ronald E. Gray
                                            ----------------------------
                                            Ronald E. Gray
                                            Chief Financial Officer and
                                            Chief Accounting Officer