Form 10-Q
period 1996-09-30
BIOCRYST PHARMACEUTICALS INC
filed 1996-11-14
CIK 882796

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission File Number 000-23186

                         BIOCRYST PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                        62-1413174

     (State or other jurisdiction of                       (I.R.S. employer
      incorporation or organization)                       identification no.)



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

                           Yes [ X ]      No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,689,178 shares of the Company's Common Stock, $.01 par value, were outstanding as of November 12, 1996.

                         BIOCRYST PHARMACEUTICALS, INC.

                                      INDEX

                        Part I. Financial Information                   Page No.
                                                                        --------

Item 1.  Financial Statements:

         Condensed Balance  Sheets - September 30, 1996
         and December 31, 1995                                             3

         Condensed Statements of Operations - Three
         and Nine Months Ended September 30, 1996
         and 1995                                                          4

         Condensed Statements of Cash Flows - Nine
         Months Ended September 30, 1996
         and 1995                                                          5

         Notes to Condensed Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               6

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 9

Item 2.  Changes in Securities                                             9

Item 3.  Defaults Upon Senior Securities                                   9

Item 4.  Submission of Matters to a Vote of Security Holders               9

Item 5.  Other Information                                                 9

Item 6.  Exhibits and Reports on Form 8-K                                  9

         Signatures                                                       12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         BIOCRYST PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                        (In thousands, except per share)

         ASSETS                                             1996          1995
                                                         (Unaudited)    (Note 1)

Cash and cash equivalents                                $  6,482      $  6,135

Offering proceeds receivable                               18,800

Securities held-to-maturity                                 8,613         5,279

Prepaid expenses and other current assets                     324           279
                                                         --------      --------

   Total current assets                                    34,219        11,693

Furniture and  equipment, net                               1,169         1,363
                                                         --------      --------

   Total assets                                          $ 35,388      $ 13,056
                                                         ========      ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and  accrued expenses                   $    620      $    397

Accrued taxes, other than income                              180           350

Accrued vacation                                              123           111

Current maturities of  long-term debt                          26            29

Current maturities of capital lease  obligations              268           242
                                                         --------      --------

   Total current liabilities                                1,217         1,129

Long-term debt                                                               19

Capital lease  obligations                                     75           282

Deferred license fee                                          300           300
                                                         --------      --------
   Total liabilities                                        1,592         1,730
                                                         --------      --------
Stockholders' equity:

  Convertible preferred stock, $.01 par value,
   shares authorized - 5,000;
    shares issued and outstanding - none

  Common stock, $.01 par value, shares
     authorized - 45,000; shares
     issued and outstanding -
    13,185 in 1996 and 9,498 in 1995                          132            95

  Additional paid-in capital                               69,367        41,298

  Accumulated deficit                                     (35,703)      (30,067)
                                                         --------      --------
Total stockholders' equity                                 33,796        11,326
                                                         --------      --------

Total liabilities and stockholders' equity               $ 35,388      $ 13,056
                                                         ========      ========




See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    Periods Ended September 30, 1996 and 1995
                        (In thousands, except per share)

                                           Three Months            Nine Months

                                          1996       1995        1996        1995

Collaborative and other research
  and  development                     $     37    $     64    $  1,558    $    159


Interest and other                          215         201         603         486
                                       --------    --------    --------    --------

   Revenues                                 252         265       2,161         645
                                       --------    --------    --------    --------

Research and development                  2,221       1,689       5,635       5,442

General and administrative                  520         456       2,083       1,498

Interest                                     23          35          79         112
                                       --------    --------    --------    --------

   Expenses                               2,764       2,180       7,797       7,052
                                       --------    --------    --------    --------
Net loss                               $ (2,512)   $ (1,915)   $ (5,636)   $ (6,407)
                                       ========    ========    ========    ========

Net loss per share (Note 2)            $   (.23)   $   (.20)   $   (.54)   $   (.74)


Weighted  average shares outstanding
 (Note 2)                                10,846       9,490      10,348       8,705



See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
              CONDENSED STATEMENTS OF CASH FLOWS Nine Months Ended
                           September 30, 1996 and 1995
                                 (In thousands)

                                                     1996         1995
Operating activities

Net loss                                           $ (5,636)   $ (6,407)

Depreciation and amortization                           393         423

Changes in operating assets and liabilities, net         20        (154)
                                                   --------    --------

  Net cash  used by operating activities             (5,223)     (6,138)
                                                   --------    --------

Investing activities

Purchases of furniture and equipment                   (199)       (177)

Purchase of marketable securities                   (10,579)     (4,918)

Maturities of marketable securities                   7,245      13,113
                                                   --------    --------
   Net cash provided by investing activities         (3,533)      8,018
                                                   --------    --------

Financing activities

Principal payments on debt and capital
  lease obligations                                    (202)       (217)


Proceeds from sale of common stock,
  net of issuance cost                                9,305       8,702
                                                   --------    --------

   Net cash provided by financing activities          9,103       8,485
                                                   --------    --------

Increase in cash and  cash equivalents                  347      10,365

Cash and cash equivalents at
  beginning of period                                 6,135       2,678
                                                   --------    --------

Cash and cash equivalents at
  end of period                                    $  6,482    $ 13,043
                                                   ========    ========

See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Preparation

The condensed balance sheet as of September 30, 1996 and the condensed statements of operations and cash flows for the nine months ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles by the Company and have not been audited. Such financial statements reflect all adjustments which are, in management's opinion, necessary to present fairly, in all material respects, the financial position at September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995 and the notes thereto included in the Company's 1995 Annual Report. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 1995 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

Note 2.  Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares (from unexercised stock options and warrants and convertible preferred stock) have been excluded from the computation as their effect is anti-dilutive.

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

Results of Operations (first nine months of 1996 compared to first nine months of 1995)

Revenues increased 235.0% to $2,161,000 in the first nine months of 1996 from $645,000 in the first nine months of 1995. The increase was primarily due to the $1.5 million license fee paid to the Company by Torii Pharmaceuticals Co., Ltd. ("Torii") pursuant to a license agreement (see below).

Research and development expenses increased 3.5% to $5,635,000 in the first nine months of 1996 from $5,442,000 in the first nine months of 1995. The increase is primarily attributable to the hiring of additional personnel. A decrease in costs associated with conducting additional clinical trials, preclinical studies and large-scale synthesis of BCX-34 (these costs fluctuate from period to period depending upon the stage of research or development) was offset by increased payments for outside contract research.

General and administrative expenses increased 39.1% to $2,083,000 in the first nine months of 1996 from $1,498,000 in the first nine months of 1995. The increase is primarily the result of approximately $574,000 in consulting fees and withholding taxes incurred in connection with the license agreement with Torii.

Interest expense decreased 29.5% to $79,000 in the first nine months of 1996 from $112,000 in the first nine months of 1995. The decrease is due to a decline in capitalized lease obligations, along with long-term debt, resulting in lesser interest expense. The Company obtained most of its leases in connection with the move to its new facilities in April 1992.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since the Company's inception. Operations have principally been funded through public offerings of common stock, private placements of equity and debt securities, equipment lease financing, facility leases, collaborative and other research and development agreements (including a license and options for licenses), research grants and interest income. In addition, the Company has attempted to contain costs and reduce cash flow requirements by renting scientific equipment or facilities, contracting with third parties to conduct certain research and development and using consultants. The Company expects to incur additional expenses, resulting in significant losses, as it continues and expands its research and development activities and undertakes additional preclinical studies and clinical trials of compounds which have been or may be discovered. The Company also expects to incur substantial administrative, manufacturing and commercialization expenditures in the future as it seeks FDA approval for its compounds and establishes its manufacturing capability under Good Manufacturing Practices, and substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

At September 30, 1996, the Company's cash, cash equivalents and securities held-to-maturity were $15.1 million, an increase of $3.7 million from such amount at December 31, 1995. The increase was primarily due to the private placement of common stock in March and May 1996 with proceeds of $9.5 million partially offset by net cash used by operating activities. Proceeds, after commissions, receivable from the Company's recent public offering were $18.8 million at September 30, 1996 and the funds were delivered on October 1, 1996.

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

At December 31, 1995, the Company had long-term capital lease and operating lease obligations which provide for aggregate minimum payments of $531,747 in 1996, $502,077 in 1997 and $306,714 in 1998. The Company is required to expend $6.0 million over the three-year period ending December 31, 1997 (amended in October 1996 to extend the three-year period to coincide with the period in which the Company provides funding to The University of Alabama at Birmingham ("UAB") for work done in their laboratories) on its influenza neuraminidase project and $1.0 million over the three-year period ending July 18, 1998 on its complement project in order to maintain a worldwide licenses from UAB. These two agreements have 25-year terms and are terminable by the Company upon three months' notice.

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

At December 31, 1995, the Company had net operating loss and research and development credit carryforwards of approximately $25.6 million and $1.4 million, respectively, which will expire in 2005 through 2010. At September 30, 1996, the Company's net operating loss carryforward was approximately $31.2 million. Use of the net operating losses and research and development credits will be subject to a substantial annual limitation due to the ownership provisions of the Tax Reform Act of 1986. The annual limitation is expected to result in the expiration of a portion of net operating losses and credits before utilization, which has been considered by the Company in its computations under Statement No. 109. Additional sales of the Company's equity securities may result in further annual limitations on the use of operating loss carryforwards and research and development credit carryforwards against taxable income in future years.

The Company plans to finance its needs principally from its existing capital resources and interest thereon, from payments under collaborative and licensing agreements with corporate partners, through research grants, and to the extent available, through lease or loan financing and future public or private financings. The Company believes that its available funds (including proceeds receivable from the Company's recent secondary offering) will be sufficient to fund the Company's operations into 1999. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of product testing, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances and the FDA regulatory process. Additional funds, if any, may possibly be raised through financing arrangements or collaborative relationships and/or the issuance of preferred or common stock or convertible securities, on terms and prices significantly more favorable than those received by current stockholders, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. In addition, collaborative arrangements may require the Company to transfer certain material rights to such corporate partners. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its research, drug discovery or development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates or products. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

The Company believes that inflation has not had a material impact on its operations.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

      No material developments during the third quarter ended September 30, 1996.

Item 2. Changes in Securities:

      None

Item 3. Defaults Upon Senior Securities:

      None

Item 4. Submission of Matters to a Vote of Security Holders:

      None

Item 5.  Other Information:

      None

Item 6. Exhibits and Reports on Form 8-K:

      a.  Exhibits:

      Number                         Description

          3.1 Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

          3.2     By-laws of Registrant. Incorporated by reference to Exhibit
                  3.2 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

          4.1 See Exhibits 3.1 and 3.2 for provisions of the Second Restated Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

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

      Number                         Description

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

          10.10 Subscription and Preferred Stock Purchase Agreement among the Registrant and the purchasers of Series A Convertible Preferred Stock.

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

          10.16 Stock Purchase Agreement dated September 21, 1994 between Registrant and Bernard B. Levine to purchase 515,000 shares of common stock. Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the third quarter ending September 30, 1994 dated November 10, 1994.

          10.17 Registration Rights Agreement dated September 21, 1994 between Registrant and Bernard B. Levine. Incorporated by reference to
                  Exhibit 10.3 to the Company's Form 10-Q for the third quarter ending September 30, 1994 dated November 10, 1994.

      Number                         Description

          10.18   Employee Stock Purchase Plan. Incorporated by reference to
                  Exhibit 99.4 to the Company's Form S-8 Registration Statement (Registration No. 33-95062).

          10.19 First Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference Exhibit
                  10.21 to the Company's Form 10K for the year ending December 31, 1994 dated March 28, 1995.

          10.20 Form of Stock Purchase Agreement dated May 1995 among Registrant and various parties to purchase 1,570,000 shares of common stock. Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

          10.21 Form of Registration Rights Agreement dated May 1995 between Registrant and various parties. Incorporated by reference to
                  Exhibit 10.23 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

          10.22 Form of Stock Purchase Agreement dated March 22, 1996 among Registrant and certain investors to purchase 1,000,000 shares of common stock. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated March 22, 1996.

          10.23 Form of Registration Rights Agreement dated March 22, 1996 between Registrant and certain investors. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated March 22, 1996.

          10.24# License Agreement, dated May 31, 1996, between Registrant and Torii Pharmaceuticals Co., Ltd. ("Torii"). Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A dated May 3, 1996 and filed August 2, 1996.

          10.25# Stock Purchase Agreement, dated May 31, 1996, between Registrant and Torii. Incorporated by reference to Exhibit
                  10.2 to the Company's Form 8-K/A dated May 3, 1996 and filed August 2, 1996.

          27.1    Financial Data Schedule

 ----------

     # Confidential treatment granted.

      b.  Reports on Form 8-K:

      A Form 8-K/A dated May 3, 1996 was voluntarily filed on August 2, 1996 for
      Item 5, Other Events, concerning two press releases: BioCryst Reports Encouraging Preliminary Results from a Phase II Trial of its Lead Compound, BCX-34, for Topical Treatment of Psoriasis and BioCryst Enters License Agreement with Japanese Pharmaceutical Company for Lead Drug Program. The Form 8-K/A was filed to respond to Securities and Exchange Commission comments in regards to a confidential treatment request for the license and stock purchase agreements dated May 31, 1996 between the registrant and Torii Pharmaceutical Co., Ltd. previously filed on June 25, 1996 as exhibits to the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BIOCRYST PHARMACEUTICALS, INC.

Date: November 14, 1996                  /s/ Charles E. Bugg
                                             -----------------------------
                                             Charles E. Bugg
                                             Chairman, President and Chief
                                             Executive Officer

Date: November 14, 1996                  /s/ Ronald E. Gray
                                             -----------------------------
                                             Ronald E. Gray
                                             Chief Financial Officer and Chief
                                             Accounting Officer