Form 10-K
period 1996-12-31
BIOCRYST PHARMACEUTICALS INC
filed 1997-03-28
CIK 882796

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                       FOR THE TRANSITION PERIOD FROM TO.

                        Commission File Number 000-23186

                         BIOCRYST PHARMACEUTICALS, INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE                     62-1413174
     (State of other        (I.R.S. employer identification
     jurisdiction of                     no.)
     incorporation or
      organization)

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

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

    While it is difficult to determine the number of shares owned by non-affiliates, the Registrant estimates that the aggregate market value of the Common Stock on March 15, 1997 (based upon the closing price shown on the Nasdaq National Market on March 14, 1997) held by non-affiliates was approximately $142,707,656. For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the Registrant.

    The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of March 15, 1997 was 13,770,632 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                               ITEM 1.  BUSINESS

GENERAL

    BioCryst Pharmaceuticals, Inc. ("BioCryst" or the "Company") is an emerging pharmaceutical company using structure-based drug design to discover and design novel, small-molecule pharmaceutical products for the treatment of immunological and infectious diseases and disorders. The Company believes that structure-based drug design, by precisely designing compounds to fit the active site of target proteins, offers the potential for developing drugs for many indications that have improved efficacy and fewer side effects than currently marketed drugs for the same indications. The Company is conducting five clinical trials with its lead drug, BCX-34, including a Phase III trial with a topical formulation for cutaneous T-cell lymphoma ("CTCL"), a Phase III trial with a topical formulation for psoriasis, a Phase I/II trial with an oral formulation for CTCL, a Phase I/II trial with an oral formulation for psoriasis and a Phase I/II trial with a topical formulation for atopic dermatitis. BioCryst has additional drug discovery projects underway using its structure-based drug design technologies to develop inhibitors of influenza neuraminidase and enzymes and proteins involved in the complement cascade, which is implicated in several major inflammatory conditions.. One of the elements of the Company's strategic plan is to leverage its clinical progress by entering into pharmaceutical collaborations with drug companies in major world markets. BioCryst entered into an exclusive license agreement with Torii Pharmaceutical Co., Ltd. ("Torii"), a Japanese pharmaceutical company, for the development and commercialization in Japan of BCX-34 and certain other purine nucleoside phosphorylase ("PNP") inhibitor compounds. PNP is an enzyme believed to be involved in T-cell proliferation.

    BioCryst's lead immunological drug program targets T-cell proliferative disorders, which arise when T-cells, immune system cells that normally fight infection, attack normal body cells or multiply uncontrollably. These disorders are varied and include CTCL (a severe form of cancer), psoriasis, transplant rejection and certain autoimmune diseases. BioCryst has designed and synthesized several chemically distinct classes of compounds which inhibit PNP, an enzyme believed to be involved in T-cell proliferation.

    The Company has completed six Phase I clinical trials, three Phase I/II clinical trials and three Phase II clinical trials with topical BCX-34 and has completed one Phase I trial with oral and intravenous formulations of the drug. BCX-34 has been tested in over 280 subjects, and no significant drug-related side effects have been observed. The completed Phase II trials of topical BCX-34 were double-blinded, placebo-controlled and enrolled 30 CTCL patients and 130 psoriasis patients. A majority of the patients from the Phase II CTCL trial volunteered to roll over into an extended, open-label trial. In addition, the Company has initiated preclinical studies using an ophthalmic formulation of BCX-34 for potential use in treating uveitis, sjogren's syndrome and corneal transplant rejection.

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

    In May 1996, the Company entered into an agreement pursuant to which it granted Torii an exclusive license, with the right to sublicense, to develop, manufacture and commercialize BCX-34 and certain other PNP inhibitor compounds in Japan for the treatment of rheumatoid arthritis, T-cell cancers (including
CTCL) and atopic dermatitis. Upon entering into the agreement, Torii paid the Company $1.5 million in license fees and made a $1.5 million equity investment in the Company, purchasing 76,608 shares of

Common Stock at a purchase price of $19.58 per share. In order for Torii to maintain its licensing rights, it is obligated to make payments to the Company of up to $19.0 million upon the achievement of specified development milestones. Torii is responsible for all development, regulatory and commercialization expenses in Japan and is obligated to pay royalties to the Company on sales of licensed products in Japan. The agreement will remain in effect, unless earlier terminated, until the last to expire of any patent rights licensed under the agreement, or in the event no patents issue, for twenty years from May 31, 1996. The agreement is subject to termination by Torii at any time and by the Company in certain circumstances, including any material breaches of the agreement by Torii. Pursuant to the agreement, Torii may negotiate a license with the Company to develop BCX-34 and certain other PNP inhibitor compounds for additional indications.

PRODUCTS IN DEVELOPMENT

    The following table summarizes BioCryst's development projects:

                                                                          DELIVERY         STAGE OF
      PROGRAM/COMPOUND                 INDICATION/APPLICATION               FORM         DEVELOPMENT
-----------------------------  --------------------------------------  --------------  ----------------
PNP INHIBITORS (BCX-34)        CTCL                                    Topical              Phase III
                                                                       Oral                Phase I/II
                               Psoriasis                               Topical              Phase III
                                                                       Oral                Phase I/II
                               Atopic dermatitis                       Topical             Phase I/II
                               HIV                                     Oral               Preclinical
                               Rheumatoid arthritis                    Oral               Preclinical
                               Transplant rejection                    Oral               Preclinical
                               Ophthalmic diseases and disorders       Ophthalmic         Preclinical
INFLUENZA NEURAMINIDASE
  INHIBITORS                   Influenza                               Oral               Preclinical
COMPLEMENT INHIBITORS          Cardiac bypass surgery                  Intravenous/       Preclinical
                                                                       Oral

------------------------

See "--Government Regulation" for a description of drug development phases and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities" for a discussion of certain factors that can adversely affect the Company's drug development programs.

PNP INHIBITORS (BCX-34)

    The human immune system employs specialized cells and proteins, including cells known as T-cells and B-cells, to control infection and recognize and attack foreign disease-causing viruses, bacteria and parasites. The immune system can also cause diseases or disorders when it inappropriately identifies the body's own tissue as foreign and, among other things, produces T-cells that attack normal body cells. Such diseases are referred to as autoimmune diseases and include psoriasis, in which the immune system attacks skin tissue, and rheumatoid arthritis, in which the immune system attacks joint tissue. This immune system response also causes transplant rejection in which the T-cells of the immune system attack the transplanted organ or tissue. The immune system may also produce T-cells that multiply uncontrollably. T-cell proliferation in such cases is associated with cancers such as cutaneous T-cell lymphoma. Within the past decade, drugs have been developed that treat autoimmune and related diseases by selectively suppressing the immune system. However, most current immunosuppressive drugs have dose-limiting side effects, including severe toxicity.

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

    BioCryst has designed and synthesized several chemically distinct classes of small molecule compounds (six of which have been patented in the United States) which inhibit the PNP enzyme. In IN VITRO preclinical studies, the Company's PNP inhibitor compounds selectively and potently suppressed human T-cells associated with certain T-cell proliferative disorders. One member of a patented class of PNP inhibitor compounds, BCX-34, which was designed and developed by BioCryst, to date has been the most promising of the Company's compounds as a potential treatment for a number of T-cell proliferative diseases and related disorders. The Company is in the clinical stage of development of topical and oral formulations of BCX-34 and is in the preclinical stage of development of an ophthalmic formulation. Additionally, the Company has an intravenous formulation for future development. A topical formulation may be most suitable for treating certain dermal indications as a result of being able to directly administer the drug to diseased skin, thereby minimizing systemic absorption. An orally deliverable product may allow systemic application of the drug in diseases that either cannot be treated topically or can be treated more successfully with an oral formulation. An ophthalmic formulation in the form of eye droplets may be most suitable for treating certain ophthalmic indications as a result of being able to directly administer the drug to the eye. An intravenous formulation may allow more precise dosage control and direct systemic application into the bloodstream and may permit usage of BCX-34 where other methods of delivery may not be suitable.

    CUTANEOUS T-CELL LYMPHOMA. CTCL is a severe form of cancer which is characterized by the development of scaly patches on the skin, progressing to ulcers and tumors of the skin, lymph nodes and internal organs. CTCL is a chronic disease involving the proliferation of certain types of T-cells. According to a medical journal, approximately 1,000 new cases of CTCL are diagnosed annually in the United States. There is no known cure and the median survival time is approximately four years after systemic progression of the disease. Existing therapies for CTCL are generally considered inadequate. In October 1993, the Company obtained from the United States Food and Drug Administration (the "FDA") orphan drug designation for BCX-34 to treat CTCL and may qualify for accelerated review as a new drug to treat serious and life-threatening illnesses.

    The Company is conducting a Phase III trial with topical BCX-34 for the treatment of CTCL. This trial, being conducted at 10 major medical centers, is a randomized, double-blind, placebo-controlled trial designed to include 90 patients with early stage CTCL. Patients in this study apply either BCX-34 (1% concentration) or placebo cream over their entire body twice daily for six months. Prior to commencing this trial, the Company completed in 1995 a two-stage dose-ranging Phase II trial, which was conducted at UAB and Washington University in St. Louis. The first stage of the Phase II trial was randomized, double-blinded and placebo-controlled and enrolled 30 patients with CTCL. In this trial, patients applied one of three concentrations of BCX-34 (0.3%, 1% or 5%) and placebo cream to different targeted disease lesions twice daily for six weeks. This trial did not achieve a statistically significant outcome. Twenty-four of the study patients from the dose-ranging trials continued in an open-label (i.e., non-blinded) trial applying BCX-34 (1%) to all disease lesions twice daily for six months. The results from the extended trial demonstrated clinical improvement in 75% of the patients. Seven patients had complete remissions (lesions cleared both clinically and histologically), two patients were clinically clear and nine patients had partial clearance. Six patients had stable or progressive disease or dropped out of the trial. There were no significant drug related adverse events. The foregoing results are not definitive, as positive Phase III clinical trial results are required to determine safety and efficacy of BCX-34. The Company believes the results of the open-label trial suggest that more than six weeks are required to obtain efficacy in the topical treatment of CTCL.

    The Company completed a Phase I oral and intravenous trial of BCX-34 in May 1995. In this trial, three CTCL patients received a single intravenous dose, followed a week later by a single oral dose, followed three weeks later by five-day consecutive oral dosing. This pharmacology study suggested that BCX-34 is well tolerated systemically and that the drug is highly bioavailable in humans. In late 1995, the Company initiated a Phase I/II dose escalation oral trial in CTCL and other T-cell cancer patients. This is an open label trial designed to provide safety and pharmacokinetic data on BCX-34 as well as provide potential efficacy data. As of December 31, 1996, 12 patients have been enrolled and dosed in this study, and preliminary data indicate biological activity.

    PSORIASIS. Psoriasis is a common chronic and recurrent disease involving T-cells characterized by red, thick scaling of the skin, which can develop at any time in life. According to the National Psoriasis Foundation, it is estimated that approximately five million people suffer from some form of psoriasis in the United States and 150,000 to 260,000 new cases are diagnosed annually. About 10% of these cases are classified as "severe" and are most likely to require physician's care and drug intervention. In some cases, the condition may be accompanied by a form of arthritis which can be debilitating. Current therapies for psoriasis either are of limited benefit or have severe side effects.

    The Company completed a Phase II trial with topical BCX-34 for the treatment of psoriasis in April 1996. This trial, which was conducted at four clinical research centers (two of which were in northern sites and two of which were in sunbelt sites), was a randomized, double-blind, placebo-controlled trial that enrolled 90 patients with plaque stage psoriasis. Patients applied either BCX-34 (1% concentration) or placebo cream over their disease lesions twice daily for 12 weeks. Overall, the trial did not demonstrate a statistically significant drug effect relative to the placebo. A subsequent analysis performed by the Company showed that the placebo-treated patients at sunbelt sites had a statistically significant greater therapeutic response than those at the northern sites. The Company believes that the response in placebo-treated patients at sunbelt sites may have been increased by the recognized therapeutic effect sun exposure has on psoriasis. The Company designed its Phase III trial protocol to take into consideration this factor. The Company believes that the outcome of the Phase II trial was sufficient to justify proceeding to a Phase III trial. Preceding this Phase II trial was another Phase II trial completed in December 1994. This Phase II trial was randomized, double-blinded and placebo-controlled and enrolled 40 patients at UAB with plaque stage psoriasis. In this trial, patients applied one of four concentrations of BCX-34 (0.1%, 0.3%, 1% or 5%) and placebo cream to different targeted disease lesions twice daily for six weeks. While there were no significant drug related adverse events, this trial did not achieve a statistically significant outcome. The foregoing results are not definitive as positive Phase III clinical trial results are required to determine safety and efficacy of BCX-34. The Company has initiated a Phase III topical trial which is randomized, double-blinded and placebo-controlled and enrolling 350 patients at 15 centers. The Company has also initiated a Phase I/II trial with oral BCX-34 for the treatment of psoriasis.

    ATOPIC DERMATITIS. Atopic dermatitis, sometimes referred to as eczema, is a chronic skin condition occurring primarily in infants and children and, to a lesser extent, in adults. The disorder is characterized by severe itching, a rash with small bumps, redness, thickened skin from repeated scratching, and sometimes secondary infection of the skin. Recent market reviews have suggested that over 1.8 million individuals in the United States suffer from atopic dermatitis.

    Several biochemical mechanisms of the disease have been studied, including abnormal T-cell function. It is uncertain whether inhibiting T-cell proliferation with BCX-34 will be helpful in treating the disease, but other agents which inhibit T-cells have been used in treating atopic dermatitis. These other agents have limited therapeutic benefit or generally cause adverse side effects which can be severe. In June 1996, the Company initiated a Phase I/II clinical trial with topical BCX-34 for atopic dermatitis.

    HIV. Due to the increasing number of HIV-infected people, HIV infection is a major health concern. Despite extensive research and development, the treatment of HIV infection remains unsatisfactory due to the toxicity or limited therapeutic benefit of currently approved therapies. The Centers for Disease Control and Prevention ("CDC") estimates that there are approximately one million people in the United States infected with HIV. HIV drug research has focused primarily on developing inhibitors of the enzymes reverse transcriptase ("RT") and HIV protease. Initially, scientists thought blocking the HIV essential RT enzyme would shut down replication of HIV and curb the progression of HIV infection to AIDS. Several RT inhibitors are now approved, but the clinical usefulness of these drugs has been limited by their toxicity and by the ability of HIV to mutate into forms that are resistant to them. A second approach of HIV drug research and treatment has targeted the HIV protease enzyme. HIV protease is an enzyme that performs an essential role in the infectious cycle of HIV. It is believed that blocking HIV protease renders HIV unable to form a new infectious virus. Although numerous companies are developing protease inhibitors, the long-term therapeutic potential of these drugs is uncertain.

    A new approach to human immunodeficiency virus ("HIV") drug research focuses on the T-cell host rather than the virus. It is believed that while resting, nondividing CD4 T-cells can be infected by the virus, the virus does not multiply. Since T-cell activation and growth appear to be essential for virus replication, a treatment which inhibits T-cell growth might decrease the overall viral burden. The Company believes, based in part upon preliminary preclinical in vitro tests, that BCX-34 could potentially be useful in treating HIV-infected patients by reversibly inhibiting the growth of infected T-cells. The Company collaborated with researchers at the UAB Center for AIDS Research on the design of an oral Phase I/II study which is planned to be initiated in 1997.

    RHEUMATOID ARTHRITIS. Rheumatoid arthritis is an autoimmune disease that involves inflammation of the membranes lining joints, causing joint pain, swelling, and deformities. According to a scientific journal, it is estimated that approximately 1% to 2% of the U.S. adult population are afflicted with rheumatoid arthritis. There are many drugs used to treat the disease, but such drug treatments only alleviate the symptoms of rheumatoid arthritis. The Company believes T-cell controlling agents such as PNP inhibitors and specifically an oral formulation of BCX-34, offer promise as a potential drug treatment for rheumatoid arthritis. Among other potential competitors, Novartis Pharmaceuticals Corporation, formerly Ciba-Geigy Corporation, ("Novartis") has rights to develop a group of PNP inhibitors excluding BCX-34, licensed from BioCryst, with potential application in the treatment of rheumatoid arthritis.

    TRANSPLANT REJECTION. Risk of rejection is one of the most frequent complications following transplant surgery. Rejection is caused by the body's immune response in which T-cells are generated to attack the transplanted organ or tissue. In general, for organ and bone marrow transplants, rejection is an acute risk during the initial hospital stay for the transplant surgery and thereafter a chronic risk of varying degrees of severity. The Company believes selective suppression of the immune response may reduce the risk of rejection. The immunosuppressant drugs which are currently used to control or prevent rejection often cause significant detrimental side effects. A number of new drugs are in various stages of development by other researchers and companies for the control and prevention of transplant rejection. The Company is at the preclinical stage of development of an oral formulation of BCX-34 for treatment of transplant rejection.

    OPHTHALMIC DISEASES AND DISORDERS. There are a number of inflammatory diseases of the eye that involve T-cells. A leading ophthalmic inflammatory disease is uveitis, which is characterized by eye swelling, ocular accumulation of fatty deposits and impaired vision. The most severe cases of uveitis, such as Behcet's syndrome and Vogt-Koyanagi-Harada syndrome, may result in blindness. Clinical studies conducted by third parties with currently approved immunosuppressants support the idea that T-cells participate in the pathogenesis of these diseases and that oral and ophthalmic formulations of BCX-34 may potentially be efficacious in treating these diseases. The Company is in the preclinical stage of development of an ophthalmic formulation of BCX-34 for direct delivery of the drug to the eye.

INFLUENZA NEURAMINIDASE INHIBITORS

    Influenza is a viral disease which is particularly dangerous to the very young, the elderly and debilitated patients and those who have suppressed immune systems. The CDC estimates that approximately 10% to 20% of the U.S. population is infected with influenza during most influenza seasons. The current standard for preventing flu is by vaccination, which is of limited benefit as vaccines are designed to resist a specific flu strain. No satisfactory treatment currently exists. Since the early 1980's, UAB scientists have been investigating the active site and function of the enzyme influenza neuraminidase. Influenza neuraminidase is an enzyme on the surface of the influenza virus which is associated with the spread of influenza and is believed to permit the influenza virus to invade human cells. Scientists at UAB and the Company have characterized the molecular structure of influenza neuraminidase and have initiated the design and synthesis of specific inhibitors. Research at UAB and the Company to date indicates that the active site for influenza neuraminidase remains substantially unchanged for the major strains of influenza. The Company believes that a neuraminidase inhibitor may be useful as a treatment for influenza. and is in the preclinical stage of development of inhibitors of influenza neuraminidase. Funded in part by a National Institutes of Health ("NIH") Phase I Small Business Innovation Research ("SBIR") grant and a State of Alabama grant, the Company has developed lead compounds which in IN VITRO studies have indicated inhibition of influenza neuraminidase. At least one major pharmaceutical company is engaged in clinical studies of an influenza neuraminidase inhibitor compound intended to treat influenza, and the Company believes that several other pharmaceutical companies are engaged in research to design or discover inhibitors of influenza neuraminidase.

COMPLEMENT INHIBITORS

    The human body is equipped with immunological defense mechanisms to respond aggressively to infection or injury. One of these mechanisms, called complement, is a system of functionally linked proteins that interact with one another in a highly regulated manner. The complement system functions as a "cascade." Once an activator of the system converts an inactive enzyme to an active enzyme, the activated enzyme activates more proteins at the next stage, which in turn activate other proteins. This mechanism, if inappropriately activated, can cause acute medical reactions, including inflammatory reactions that accompany hemodialysis, myocardial infarction, bypass surgery and post heart attack reperfusion injury. There are two pathways of complement activation, the classical pathway and the alternative pathway. The classical pathway is usually initiated by antigen-antibody complexes, while the alternative pathway is activated by bacterial, viral and parasite cell surfaces.

    Due to the biochemical mechanism of the complement cascade, BioCryst believes complement inhibitors may have therapeutic applications in several acute and chronic immunological disorders. BioCryst is focusing its research efforts on designing protein and enzyme inhibitors to limit the rapid and aggressive damage caused by the complement cascade. The Company is initially focusing on designing inhibitors for factor D and factor B, enzymes playing a role in the alternative pathway, and the enzyme C1s, which plays a role in the classical pathway. Working with UAB scientists and funded in part by SBIR grants from the NIH, BioCryst has characterized the three-dimensional structure of factor D and has developed various assay systems for screening complement inhibitors. The Company is performing preclinical studies with certain inhibitors it has designed and synthesized. The Company continues to design additional inhibitors. The Company has a collaboration agreement to use combinatorial chemistry to help identify certain inhibitors. See "Research and Development--3-Dimensional Pharmaceuticals."

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

TRADITIONAL DRUG DISCOVERY

    Historically, most pharmaceutical companies have relied on costly and time-consuming screening to discover new chemical entities for development. While screening has been the basis for the discovery of virtually all drugs currently in use, the cost has been substantial. On average, it has generally been necessary to assess hundreds or thousands of chemical compounds to find a lead compound which successfully completes the development process. If screening produces a lead compound, it is likely that the compound's mode of action will be unknown and the risk of side effects caused by a lack of target specificity will be high. Newer techniques, such as combinatorial chemistry and high throughput screening, have enhanced the range of compounds that can be examined quickly. However, screening-based research has, to date, failed to yield acceptably safe and effective drugs for many important therapeutic needs.

    Most pharmaceutical companies presently use some form of pharmacology-based rational drug design which primarily utilizes certain receptors or purified enzyme preparations in assays to identify lead compounds and to design molecules to perform specific therapeutic tasks. Development of lead compounds is conducted by systematic empirical methods and computer modeling. While this approach is more refined than random screening, it is still a costly and time-consuming effort which is limited by the amount and quality of information available about the target protein.

STRUCTURE-BASED DRUG DESIGN

    Structure-based drug design is a drug discovery approach by which synthetic compounds are designed from detailed structural knowledge of the active sites of protein targets associated with particular diseases. The Company's structure-based drug design involves the integrated application of traditional biology and medicinal chemistry along with an array of advanced technologies, including X-ray crystallography, combinatorial chemistry, computer modeling of molecular structures and protein biophysical chemistry, to focus on the three-dimensional molecular structure and active site characterization of the proteins that control cellular biology. BioCryst believes that structure-based drug design is an improvement over traditional drug screening techniques. By identifying the target protein in advance and by discovering the chemical and molecular structure of the protein, scientists believe it is possible to design a more optimal drug to interact with the protein.

    The initial targets for structure-based drug design are selected based on their involvement in the biological pathways integral to the course of a disease. Once a target is selected, its structure is determined by X-ray crystallography, a method used in determining the precise three-dimensional molecular structure of the proteins. This structure is then used as a blueprint for the drug design of a lead compound. The compounds are modeled for their fit in the active site of the target, considering both steric aspects (I.E., geometric shape) and functional group interactions, such as hydrogen bonding and hydrophobic interactions.

    The initial design phase is followed by the synthesis of the lead compound, quantitative measurements of its ability to interact with the target protein, and X-ray crystallographic analysis of the compound-target complex. This analysis reveals important, empirical information on how the compound actually binds to the target and the nature and extent of changes induced in the target by the binding. These data, in turn, suggest ways to refine the lead compound to improve its binding to the target protein. The refined lead compound is then synthesized and complexed with the target, and further refined in a reiterative process. If lead compounds are available from other studies, such as screening of combinatorial libraries, these compounds may serve as starting points for this optimization cycle using structure-based drug design.

    Once a sufficiently potent compound has been designed and optimized, its activity is evaluated in a biological system to establish the compound's ability to function in a physiological environment. If the compound fails at any stage of the biological evaluation, the design team reviews the structural model and uses crystallography to adjust structural features of the compound to overcome the difficulty. This process continues until a designed compound exhibits the desired properties.

    The compound is then evaluated in an experimental disease model. If the compound fails, the reasons for failure (E.G., adverse metabolism, plasma binding, distribution, etc.) are determined and, again, new modified compounds are designed to overcome the deficiencies without interfering with their ability to interact with the active site of the target protein. The experimental drug is then ready for conventional drug development (E.G., studies in safety assessment, formulation, clinical trials, etc.).

    This reiterative analysis and compound modification is possible because of the structural data obtained by X-ray crystallographic analysis at each stage. This capability renders structure-based drug design a powerful tool for rapid and efficient development of drugs that are highly specific for particular protein target sites.

RESEARCH AND DEVELOPMENT

GENERAL

    BioCryst initiated its research and development program in 1986, with drug synthesis beginning in 1987. The Company has assembled a scientific research staff with expertise in a broad base of advanced research technologies including protein biochemistry, X-ray crystallography, chemistry and pharmacology. Of the Company's 53 employees at February 28, 1997, 42 were employed in its research and development, preclinical studies and clinical trials programs. The Company's staff includes 20 persons with Ph.D. or M.D. degrees.

    The Company's research facilities include protein biochemistry and organic synthesis laboratories, IN VITRO and IN VIVO testing facilities, X-ray crystallography, computer and graphics equipment and formulation facilities.

    In addition to its research programs pursued in-house, BioCryst collaborates with academic institutions to support research in areas of the Company's product development interests and to conduct its clinical trials. Usually, research assistance provided by outside academic institutions is performed in conjunction with additional in-house research. The faculty member supervising the outside research effort may also participate as a consultant to the Company's in-house effort. The Company's primary academic collaboration is with UAB and is described under "Business--Research and Development--UAB Collaborative Arrangements."

    During the years ended December 31, 1994, 1995 and 1996, the Company spent an aggregate of $20,245,068 on research and development. Of that amount, $5,551,660 was spent in 1994, $7,107,249 was spent in 1995 and $7,586,159 was spent in 1996. Approximately $11,796,000 of that amount was spent on in-house research and development and $8,449,000 was spent on contract research and development.

TORII

    In May 1996, the Company entered into an agreement pursuant to which it granted Torii an exclusive license, with the right to sublicense, to develop, manufacture and commercialize BCX-34 and certain other PNP inhibitor compounds in Japan for the treatment of rheumatoid arthritis, T-cell cancers (including
CTCL) and atopic dermatitis. Upon entering into the agreement, Torii paid the Company $1.5 million in license fees and made a $1.5 million equity investment in the Company, purchasing 76,608 shares of Common Stock at a purchase price of $19.58 per share. In order for Torii to maintain its licensing rights, it is obligated to make payments to the Company of up to $19.0 million upon the achievement of specified development milestones. Torii is responsible for all development, regulatory and commercialization expenses in Japan and is obligated to pay royalties to the Company on sales of licensed products in Japan. The agreement will remain in effect, unless earlier terminated, until the last to expire of any patent rights licensed under the agreement, or in the event no patents issue, for twenty years from May 31, 1996. The agreement is subject to termination by Torii at any time and by the Company in certain circumstances, including any material breaches of the agreement by Torii. Pursuant to the agreement, Torii may negotiate a license with the Company to develop BCX-34 and certain other PNP inhibitor compounds for additional indications.

3-DIMENSIONAL PHARMACEUTICALS

    In October 1996, the Company signed an agreement with 3-Dimensional Pharmaceuticals, Inc. ("3DP") of Exton, Pennsylvania, under which the companies will share resources and technology to expedite the identification of inhibitors of key serine protease enzymes which represent promising targets for inhibition of complement activation. The agreement combines BioCryst's capabilities in structure-based drug design with the selection power of 3DP's DirectedDiversity-Registered Trademark-, a proprietary method of directing combinatorial chemistry and high throughput screening toward specific molecular targets, used to rapidly discover and optimize new drugs. Under the terms of this agreement, the companies will be responsible for their own research costs. If compounds are discovered as a result of the collaboration, the companies will then negotiate clinical development and commercialization rights to those compounds.

UAB COLLABORATIVE ARRANGEMENTS

    UAB has one of the leading X-ray crystallography centers in the world with approximately 100 full-time staff members and approximately $9.0 million in research grants and contract funding in 1995. In 1986, the Company entered into an agreement with UAB which granted the Company exclusive rights to any discoveries resulting from research relating to PNP.

    Since 1990, the Company has entered into several other research agreements with UAB to perform research for the Company. The agreements provide that UAB perform specific research for the Company in return for research payments and license fees. In November 1994, the Company entered into an agreement with UAB for the joint research and development relating to development of an influenza neuraminidase inhibitor. UAB has granted the Company certain rights to any discoveries in this area resulting from research previously developed by UAB or jointly developed with BioCryst. The Company has agreed to fund certain UAB research laboratories, to expend at least $6 million for the project over a period coinciding with the period the Company funds UAB's research laboratories, to pay certain royalties on sales of any resulting product and to share in future payments received from other third-party collaborators. In July 1995, the Company entered into an agreement with UAB for the joint research and development relating to factor D inhibitors. UAB has also granted the Company certain rights to any discoveries in this area resulting from research previously developed by UAB or jointly developed with BioCryst. The Company has agreed to fund certain UAB research laboratories, to expend at least $1.0 million for the project over a three-year period, to pay certain royalties on sales of any resulting product and to share in future payments received from other third-party collaborators. These two agreements have initial 25-year terms (automatically renewable for five-year terms throughout the life of the last patent or extension thereof incorporating the license rights) and are terminable by the Company upon three months' notice and by UAB under certain circumstances.

    BioCryst believes that due to the expertise of the faculty at UAB in the various disciplines employed by BioCryst in its structure-based drug design programs, including X-ray crystallography, and UAB's past performance in identifying and characterizing medically relevant protein targets, BioCryst's relationship with UAB is important to the success of BioCryst. No assurance can be given, however, that UAB's research will be beneficial to BioCryst or that BioCryst will be able to maintain its relationship with UAB. See Note 8 to Notes to Financial Statements.

GRANTS AND TECHNOLOGY AGREEMENTS

    In 1987, the Company entered into a research agreement under which BioCryst received approximately $960,000 over four years from Novartis to fund its research of PNP inhibitors and Novartis was granted certain rights to enter into various option and license agreements for PNP inhibitors. In 1990, Novartis exercised its right pursuant to which the Company granted Novartis an exclusive option to enter into a worldwide exclusive license for several of the Company's PNP inhibitor compounds. The license does not include BCX-34. Novartis signed that license agreement and paid the Company a $500,000 fee (up to $300,000 of which is refundable in certain circumstances) following patent issuance in 1993. The terms of the license also call for Novartis to make milestone payments based upon the estimated annual United States sales of the licensed products plus royalties. No assurance can be given that any additional revenues will be realized by the Company pursuant to the license. Novartis' other rights to enter into various option and license agreements for PNP inhibitors have expired. See
Note 8 to Notes to Financial Statements.

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

PATENTS AND PROPRIETARY INFORMATION

    The Company owns or has rights to certain proprietary information, issued and allowed patents and patent applications which relate to compounds it is developing. The Company actively seeks, when appropriate, protection for its products and proprietary information by means of United States and foreign patents, trademarks and contractual arrangements. In addition, the Company plans to rely upon trade secrets and contractual arrangements to protect certain of its proprietary information and products. The Company has been issued six United States patents which expire between 2009 to 2013 and relate to its PNP inhibitor compounds. The Company's current lead compound, BCX-34, is covered by one of the patents. This group also includes BCX-5, which may require a license from Warner-Lambert Company ("Warner-Lambert") to market a product containing this compound. The Company has the right of first refusal to negotiate a license from Warner-Lambert for that compound, however, there can be no assurance that such a license would be available or obtainable on terms acceptable to the Company. Two patent applications relating to other of the Company's PNP inhibitor compounds are pending at the U.S. Patent and Trademark Office ("PTO"). The Company has also been issued a patent by the PTO covering the manufacturing process of its PNP inhibitors which expires in 2015. In addition, one patent has issued by the PTO which expires in 2015 and one patent application has been filed with the PTO relating to inhibitors of influenza neuraminidase. There can be no assurance that any patents will provide the Company with sufficient protection against competitive products or otherwise be commercially valuable.

    The Company's success will depend in part on its ability to obtain and enforce patent protection for products developed by it, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties, both in the United States and other countries. In the absence of patent protection, the Company's business may be adversely affected by competitors who develop substantially equivalent technology. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. There can be no assurance that patents will be issued from such applications, that the Company will develop additional products that are patentable or that present or future patents will provide sufficient protection to the Company's present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information, design around the Company's patents or obtain access to the Company's know-how or that others will not successfully challenge the validity of the Company's patents or be issued patents which may prevent the sale of one or more of the Company's product candidates, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Legal standards relating to the scope of claims and the validity of patents in the fields in which the Company is pursuing research and development are still evolving, are highly uncertain and involve complex legal and factual issues. No assurance can be given as to the degree of protection or competitive advantage any patents issued to the Company will afford, the validity of any such patents or the Company's ability to avoid violating or infringing any patents issued to others. Further, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed by the products of others. Litigation and other proceedings involving the defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease any related research and development activities or sales.

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

    The Company's research has been or is being funded in part by Small Business Innovation Research or National Institutes of Health grants. As a result of such funding, the United States Government has or will have certain rights in the inventions developed with the funding. These rights include a non-exclusive, paid-up, worldwide license under such inventions for any governmental purpose. In addition, the government has the right to require the Company to grant an exclusive license under any of such inventions to a third party if the government determines that (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs or (iii) such action is necessary to meet requirements for public use under federal regulation. Federal law requires that any exclusive licensor of an invention that was partially funded by federal grants (which is the case with the subject matter of certain patents issued in the Company's name) agree that it will not grant exclusive rights to use or sell the invention in the United States unless the grantee agrees that any products embodying the invention will be manufactured substantially in the United States, although such requirement is subject to a discretionary waiver by the government. It is not expected that the government will exercise any such rights.

MARKETING, DISTRIBUTION AND SALES

    The Company lacks experience in marketing, distributing or selling pharmaceutical products and will have to develop a pharmaceutical sales force and/or rely on collaborators, licensees or on arrangements with others to provide for the marketing, distribution and sales of any products it may develop. There can be no assurance that the Company will be able to establish marketing, distribution and sales capabilities or make arrangements with collaborators, licensees or others to perform such activities.

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

    BioCryst expects to encounter significant competition for the pharmaceutical products it plans to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, certain pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies have announced efforts in the field of structure-based drug design and in the field of PNP inhibitors, and the Company is aware that other companies or institutions are pursuing development of new drugs and technologies directly targeted at applications for which the Company is developing its drug compounds. The Company expects that the technology for structure-based drug design will attract significant additional competitors over time. In order to compete successfully, the Company's goal is to develop proprietary positions in patented drugs for therapeutic markets which have not been satisfactorily addressed by conventional research strategies and, in the process, extend its expertise in structure-based drug design.

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

    Following drug discovery, the steps required before a new pharmaceutical product may be marketed in the United States include (1) preclinical laboratory and animal tests, (2) the submission to the FDA of an application for an Investigational New Drug ("IND"), (3) clinical and other studies to assess safety and parameters of use, (4) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug, (5) the submission of a New Drug Application ("NDA") to the FDA, and (6) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

    Typically, preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's pharmacology and toxicology and to identify any potential safety problems that would preclude testing in humans. The results of these studies are submitted to the FDA as part of the IND application. Testing in humans may commence 30 days after submission of the IND to the FDA unless the FDA objects, although companies typically wait for approval from the FDA before commencing clinical trials. A three phase clinical trial program is usually required for FDA approval of a pharmaceutical product. Phase I clinical trials are designed to determine the metabolism and pharmacologic effects of the drug in humans, the side effects associated with increasing doses, and, possibly, to obtain early indications of efficacy. These studies generally involve a small number of healthy volunteer subjects, but may be conducted in people with the disease the drug is intended to treat. Phase II studies are conducted in an expanded population to evaluate the effectiveness of the drug for a particular indication and thus involve patients with the disease under study. These studies are also intended to elicit additional safety data on the drug, including evidence of the short-term side effects and other risks associated with the drug. Phase III studies are generally designed to provide the substantial evidence of safety and effectiveness of a drug required to obtain FDA approval. They often involve a substantial number of patients in multiple study centers and may include chronic administration of the drug in order to assess the overall benefit-risk relationship of the drug. A clinical trial may combine the elements of more than one phase, and typically two or more Phase III studies are required. Upon completion of clinical testing which demonstrates that the product is safe and effective for a specific indication, an NDA may be submitted to the FDA. This application includes details of the manufacturing and testing processes, preclinical studies and clinical trials. The designation of a clinical trial as being of a particular phase is not necessarily indicative that such a trial will be sufficient to satisfy the requirements of a particular phase. For example, no assurance can be given that a Phase III clinical trial will be sufficient to support an NDA without further clinical trials. The FDA monitors the progress of each of the three phases of clinical testing and may alter, suspend or terminate the trials based on the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Typical estimates of the total time required for completing such clinical testing vary between four and ten years. FDA approval of the NDA is required before the applicant may market the new product in the United States. The clinical testing and FDA review process for new drugs are likely to require substantial time, effort and expense. There can be no assurance that any approval will be granted to the Company on a timely basis, if at all. The FDA may refuse to approve an NDA if applicable statutory and/or regulatory criteria are not satisfied, or may require additional testing or information. There can be no assurance that such additional testing or the provision of such information, if required, will not have a material adverse effect on the Company. The regulatory process can be modified by Congress or the FDA in specific situations.

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

    Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects populations of fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicized by the FDA. Under current law, orphan drug designation grants certain U.S. marketing exclusivity to the first company to receive FDA approval to market such designated drug, subject to certain limitations. A product that is considered by the FDA to be different from a particular orphan drug or is approved for different indications is not barred from sale in the United States during the seven year exclusivity period. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process. In October 1993, the Company obtained from the FDA an orphan drug designation for BCX-34 to treat CTCL, and may request orphan drug designation for more of its products and/or additional indications as part of its overall regulatory strategy in the future. There is no assurance, however, that any of its products will receive an orphan drug designation or be the first to be approved by the FDA for the designated indication and, hence, obtain orphan drug marketing exclusivity. Although obtaining FDA approval to market a product with an orphan drug designation can be advantageous, there can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation and marketing approval will remain in effect in the future. There can be no assurance that the Company will receive FDA approval to market BCX-34 to treat CTCL. In addition, it is possible that other competitors of the Company could obtain orphan drug designation for product candidates that are not the same as BCX-34 though they are intended for use to treat CTCL.

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

    Once the sale of a product is approved, the FDA regulates production, marketing, and other activities under the Federal Food, Drug, and Cosmetic Act and the FDA's implementing regulations. A post-marketing testing, surveillance and reporting program may be required to continuously monitor the product's usage and effects. Product approvals may be withdrawn, or other actions may be ordered, or sanctions imposed if compliance with regulatory requirements is not maintained. Other countries in which any products developed by the Company or its licensees may be marketed impose a similar regulatory process.

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

    In November 1995, the FDA inspected the Company in relation to a February 1995 48-hour skin stripping study involving application of BCX-34. At the conclusion of the inspection, the FDA issued to the Company a List of Inspectional Observations ("Form FDA 483") including the observation that there was no documentation of any monitoring of the study or of several other studies. The Company responded to this and the other observation in the Form FDA 483. Although the FDA has not raised any additional questions in the matter, the Company does not know whether its responses were satisfactory to the FDA.

    In June 1996, the FDA inspected the Company and one of its clinical sites in relation to Phase II dose-ranging studies of BCX-34 for CTCL and psoriasis, each of which was concluded in early 1995. At the conclusion of the inspection, the FDA issued to the Company a Form FDA 483 citing deficiencies relating to the monitoring of the studies and the Company's procedures for generating, archiving, and safeguarding the randomization tables used in the studies. The deficient procedures failed to prevent the use of an incorrect randomization table which ultimately resulted in the initial submission to the FDA of data which reported false statistical significance. The FDA issued a Form FDA 483 to the principal investigator at one of the Company's clinical sites, citing numerous significant deficiencies in the conduct of the Phase II dose-ranging study of BCX-34 for CTCL and psoriasis. These deficiencies included improper delegations of authority by the principal investigator, failures to follow the protocols, institutional review board deviations, and discrepancies or deficiencies in documentation and reporting. As a result of the FDA inspections, the FDA may not accept data from these studies. As a consequence of the FDA inspections and such resulting Form FDA 483s, the Company's ongoing clinical studies, and in particular, the Phase III trial with topical BCX-34 for CTCL, are likely to receive increased scrutiny from the FDA since the same clinical site which received the Form FDA 483 is involved in that trial. This may delay the regulatory review process or require the Company to increase the number of patients at other sites to obtain approval (which can not be assured on a timely basis or at all).

    The Company believes that its procedures and monitoring practices are now in compliance with the FDA's requirements governing Good Clinical Practice ("GCP"). There can be no assurance, however, that the FDA will agree or that, even if it does agree, it will not seek to impose administrative, civil, or other sanctions in connection with the earlier studies and submission. Administrative sanctions could include refusing to accept earlier studies and requiring the Company to repeat one or more clinical studies, which would be the only studies the FDA would accept for purposes of substantive scientific review of any NDA by the agency.

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

HUMAN RESOURCES

    As of February 28, 1997, the Company had 53 employees, of whom 42 were engaged in research and development and 11 were in general and administrative functions. The Company's scientific staff (20 of whom hold Ph.D. or M.D. degrees) has diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, medicinal chemistry and pharmacology. The Company considers its relations with its employees to be satisfactory.

SCIENTIFIC ADVISORY BOARD AND CONSULTANTS

    BioCryst has assembled a Scientific Advisory Board comprised of six members (the "Scientific Advisors") who are leaders in certain of the Company's core disciplines or who otherwise have specific expertise in its therapeutic focus areas. The Scientific Advisory Board meets as a group at scheduled meetings and the Scientific Advisors meet more frequently, on an individual basis, with the Company's scientific personnel and management to discuss the Company's ongoing research and drug discovery and development projects. The Company also has consulting agreements with a number of other scientists (the "Consultants") with expertise in the Company's core disciplines or in its therapeutic focus areas who are consulted from time to time by the Company.

    The Scientific Advisors and the Consultants are reimbursed for their expenses and receive nominal cash compensation in connection with their service and have been issued options and/or shares of Common Stock. The Scientific Advisors have been issued a total of 4,975 shares of Common Stock for nominal consideration and granted stock options to purchase a total of 71,000 shares of Common Stock at a weighted average exercise price of $5.99 per share. Consultants have also been granted stock options to purchase a total of 52.500 shares at a weighted average exercise price of $4.92 per share. The Scientific Advisors and the Consultants are all employed by or have consulting agreements with entities other than the Company, some of which may compete with the Company in the future. The Scientific Advisors and the Consultants are expected to devote only a small portion of their time to the business of the Company, although no specific time commitment has been established. They are not expected to participate actively in the Company's affairs or in the development of the Company's technology. Certain of the institutions with which the Scientific Advisors and the Consultants are affiliated may adopt new regulations or policies that limit the ability of the Scientific Advisors and the Consultants to consult with the Company. The loss of the services of certain of the Scientific Advisors and the Consultants could adversely affect the Company to the extent that the Company is pursuing research or development in areas of such Scientific Advisors' and Consultants' expertise. To the extent members of the Company's Scientific Advisory Board or the Consultants have consulting arrangements with or become employed by any competitor of the Company, the Company could be materially adversely affected. One member of the Scientific Advisory Board, Dr. Gordon N. Gill, is a member of the Board of Directors of the Agouron Institute. The Agouron Institute is a shareholder in, and has had contractual relationships with, Agouron Pharmaceuticals, Inc., a company utilizing core technology which is similar to the core technology employed by BioCryst.

    The Scientific Advisory Board consists of the following individuals:

NAME                                                                              POSITION
--------------------------------------------------------  --------------------------------------------------------
Albert F. LoBuglio, M.D. (Chairman).....................  Professor of Medicine and the Director of the
                                                          Comprehensive Cancer Center of UAB

Gordon N. Gill, M.D.....................................  Professor of Medicine and Chair of the Faculty of Basic
                                                          Biomedical Sciences at the University of California, San
                                                          Diego School of Medicine

Robert E. Handschumacher, Ph.D..........................  Retired Professor and former Chairman of the Department of Pharmacology at Yale University School of Medicine

Herbert A. Hauptman, Ph.D...............................  Research Professor in Biophysical Science at the State
                                                          University of New York (Buffalo), the President of the
                                                          Hauptman-Woodward Medical Research Institute, Inc.
                                                          (formerly the Medical Foundation (Buffalo), Inc.), and
                                                          Research Professor in Biophysical Sciences at the State
                                                          University of New York (Buffalo), recipient of the Nobel
                                                          Prize in Chemistry (1985)

Yuichi Iwaki, M.D., Ph.D................................  Professor of Urology and Pathology, University of
                                                          Southern California School of Medicine

Hamilton O. Smith, M.D..................................  Professor, Molecular Biology and Genetics Department at
                                                          The Johns Hopkins University School of Medicine,
                                                          recipient of the Nobel Prize in Medicine (1978)

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

                               ITEM 2. PROPERTIES

    The Company's administrative offices and principal research facility are located in 22,800 square feet of leased office space in Riverchase Industrial/Research Park in Birmingham, Alabama. The lease runs through March 31, 2000 with an option to lease for an additional three years at current market rates. The Company believes that its facilities are adequate for its current operations. Additional facilities will be necessary to manufacture sufficient quantities under good manufacturing practices to conduct extensive clinical trials or if the Company undertakes commercial manufacturing. See Note 4 to the Financial Statements.

                           ITEM 3. LEGAL PROCEEDINGS

    In October 1996, the Company settled a suit and counterclaim between BioCryst and Warner-Lambert, agreeing that an option agreement and an option extensions between the parties are expired and are of no force or effect, and further that neither party has any obligation to the other pursuant to the option agreement or the option extension. Warner-Lambert granted BioCryst an exclusive irrevocable right of first refusal to obtain from Warner-Lambert a property right interest in any technology covered under patent rights and proprietary information held by Warner-Lambert covering any PNP inhibitors (including BCX-5), derivative compounds, improvements, and patent rights, such property right infers having the form of ownership via assignment of patent rights or an exclusive or nonexclusive license, as the case may be, to practice an invention owned by Warner-Lambert.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

                 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

    The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol BCRX. Public trading commenced on March 4, 1994. Prior to that date, there was no public market for the Company's stock. The following table sets forth the low and high prices as reported by Nasdaq for each quarter in 1996 and 1995:

                                                                     1996                  1995
                                                             --------------------  --------------------
                                                                LOW       HIGH        LOW       HIGH
                                                             ---------  ---------  ---------  ---------
First quarter..............................................  $    8.63  $   10.25  $    4.63  $    7.00
Second quarter.............................................       9.13      20.75       5.50      13.75
Third quarter..............................................      10.63      17.13       7.75      12.25
Fourth quarter.............................................      10.50      17.13       8.50      11.25

    The last sale price of the common stock on March 14, 1997 as reported by Nasdaq was $13.00 per share.

    As of February 28, 1997, there were approximately 593 holders of record of the common stock.

    The Company has never paid cash dividends and does not anticipate paying cash dividends.

                        ITEM 6. SELECTED FINANCIAL DATA

                                                                            YEARS ENDED DECEMBER 31,
                                                                        (IN THOUSANDS, EXCEPT PER SHARE)
                                                              -----------------------------------------------------
                                                                1996       1995       1994       1993       1992
                                                              ---------  ---------  ---------  ---------  ---------
STATEMENT OPERATIONS DATA:
Total revenues..............................................  $   2,652  $     885  $     734  $     363  $     185
Research and development expenses...........................  $   7,586  $   7,107  $   5,552  $   4,196  $   3,019
Net loss....................................................  $  (7,698) $  (8,576) $  (6,938) $  (5,196) $  (4,051)
Net loss per share..........................................  $    (.69) $    (.96) $   (1.02) $   (1.55) $   (1.31)
Weighted average shares outstanding.........................     11,171      8,905      6,787      3,352      3,101

                                                                               DECEMBER 31,
                                                                              (IN THOUSANDS)
                                                         ---------------------------------------------------------
                                                            1996        1995        1994        1993       1992
                                                         ----------  ----------  ----------  ----------  ---------
BALANCE SHEET DATA:
Cash, cash equivalents and securities..................  $   35,785  $   11,414  $   10,873  $    2,873  $   1,284
Total assets...........................................      37,149      13,056      12,803       5,203      3,555
Long-term debt and obligations under capital leases,
  excluding current portion............................          58         300         573         855        931
Accumulated deficit....................................     (37,766)    (30,067)    (21,491)    (14,553)    (9,357)
Total stockholders' equity.............................      35,403      11,326      11,176       2,877      1,534

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS ANNUAL REPORT CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SUCH STATEMENTS ARE ONLY PREDICTIONS AND THE ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AS WELL AS THOSE DISCUSSED IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

    Since its inception in 1986, the Company has been engaged in research and development activities (including drug discovery, manufacturing compounds, conducting preclinical studies and clinical trials) and organizational efforts (including recruiting its scientific and management personnel), establishing laboratory facilities, engaging its Scientific Advisory Board and raising capital. The Company has not received any revenue from the sale of pharmaceutical products and does not expect to receive such revenues to a significant extent for at least several years, if at all. The Company has incurred operating losses since its inception. The Company expects to incur significant additional operating losses over the next several years and expects such losses to increase as the Company's research and development and clinical trial efforts expand.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

    Collaborative and other research and development revenue increased 601.0% to $1,558,543 in 1996 from $222,329 in 1995, primarily due to the $1.5 million license fee received from Torii. This was offset by the decrease in the Factor D grant from 1995 due to its completion in early 1996. Interest and other income increased 65.1% to $1,093,617 in 1996 from $662,259 in 1995, primarily due to interest earned on funds from the Company's public offering in September 1996 and private placements in March 1996 and May 1995.

    Research and development expenses increased 6.7% to $7,586,159 in 1996 from $7,107,249 in 1995. The increase was primarily attributable to expenses associated with increased personnel. The costs associated with manufacturing compounds, clinical trials and preclinical studies were approximately the same in both 1996 and 1995. These costs tend to fluctuate from period to period depending upon the stage of development and the conduct of clinical trials.

    General and administrative expenses increased 20.6% to $2,664,197 in 1996 from $2,209,488 in 1995. The increase was primarily the result of approximately $574,000 in consulting fees and withholding taxes incurred in connection with the license agreement with Torii which was offset by reversal of a liability recorded in 1995 for use taxes assessed that the Company successfully contested in 1996.

    Interest expense decreased 30.6% to $100,031 in 1996 from $144,115 in 1995. The decrease was primarily due to a decline in capitalized lease obligations, along with long-term debt, resulting in lesser interest expense. The Company obtained most of its leases in connection with the move to its new facilities in April 1992.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1994

    Collaborative and other research and development revenue decreased 17.4% to $222,329 in 1995 from $269,126 in 1994, primarily as a result of 1994 including $50,000 from non-recurring contract research. Interest and other income increased 42.5% to $662,259 in 1995 from $464,690 in 1994, primarily due to higher rates and the investment of funds received from the Company's initial public offering in March 1994 and private placements in September 1994 and May 1995.

    Research and development expenses increased 28.0% to $7,107,249 in 1995 from $5,551,660 in 1994. The increase was primarily attributable to expenses associated with conducting clinical trials, preclinical studies and large scale synthesis of BCX-34 (generic name peldesine) and increased personnel costs and expenses associated with joint research and development contracts with UAB for the influenza neuraminidase and Factor D projects and outside research on PNP inhibitors.

    General and administrative expenses increased 16.0% to $2,209,488 in 1995 from $1,904,046 in 1994. The increase was primarily the result of increased franchise taxes, increased stockholder and investor communication expenses associated with being a public company and higher business insurance costs. These increases were partially offset by two non-recurring charges in 1994--payments made pursuant to a consulting agreement entered into upon the former president's termination in the second quarter of 1994 and contractual deferred compensation paid to the former president of the Company upon the initial public offering in the first quarter of 1994.

    Interest expense decreased 33.3% to $144,115 in 1995 from $215,985 in 1994. The decrease was primarily due to a decline in capitalized lease obligations, along with long-term debt, resulting in lesser interest expense. The Company obtained most of its leases in connection with the move to its new facilities in April 1992.

LIQUIDITY AND CAPITAL RESOURCES

    Cash expenditures have exceeded revenues since the Company's inception. Operations have principally been funded through public offerings and private placements of equity and debt securities, equipment lease financing, facility leases, collaborative and other research and development agreements (including a license and options for licenses), research grants and interest income. In addition, the Company has attempted to contain costs and reduce cash flow requirements by renting scientific equipment or facilities, contracting with third parties to conduct certain research and development and using consultants. The Company expects to incur additional expenses, resulting in significant losses, as it continues and expands its research and development activities and undertakes additional preclinical studies and clinical trials of compounds which have been or may be discovered. The Company also expects to incur substantial administrative, manufacturing and commercialization expenditures in the future as it seeks FDA approval for its compounds and establishes its manufacturing capability under Good Manufacturing Practices ("GMP"), and substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

    At December 31, 1996, the Company's cash, cash equivalents and securities held-to-maturity were $35,784,668, an increase of $24,370,624 from December 31, 1995 principally due to the Company's equity offerings.

    The Company received $500,000 in 1993 as a license fee from Novartis. The Company is required to refund up to $300,000 of the fee if sales of any resultant products are below specified levels (see Note 8).

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

    At December 31, 1996, the Company had long-term capital lease and operating lease obligations which provide for aggregate minimum payments of $434,561 in 1997, $205,233 in 1998 and $148,395 in 1999. The Company is required to expend $6 million, of which approximately $2.6 million was expended through December 31, 1996, over a period coinciding with funding by the Company to UAB on its influenza neuraminidase project in order to maintain a worldwide license from UAB. In addition, the Company has committed to conducting certain clinical trials and animal studies in 1997 for an aggregate amount of approximately $2.4 million at December 31, 1996.

    As described in Note 8, the Company entered into a license agreement with Torii under which Torii paid the Company $1.5 million in license fees and made a $1.5 million equity investment in the Company in 1996. While the license agreement provides for potential milestone payments of up to $19.0 million and royalties on future sales of licensed products in Japan, there can be no assurance that Torii will continue to develop the product in Japan or that if it does so that it will result in meeting the milestones or achieving future sales of licensed products in Japan.

    The Company plans to finance its needs principally from its existing capital resources and interest thereon, from payments under collaborative and licensing agreements with corporate partners, through research grants, and to the extent available, through lease or loan financing and future public or private financings. The Company believes that its available funds will be sufficient to fund the Company's operations at least through the end of 1998. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. See "Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities." The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of product testing, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances and the FDA regulatory process. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE
  MARKET PRICE OF SECURITIES

    EARLY STAGE OF DEVELOPMENT; UNCERTAINTY OF PRODUCT DEVELOPMENT;
     TECHNOLOGICAL UNCERTAINTY

    BioCryst is at an early stage of development. All of the Company's compounds are in research and development, and no revenues have been generated from sales of its compounds. It will be a number of years, if ever, before the Company will recognize significant revenues from product sales or royalties. To date, most of the Company's resources have been dedicated to the research and development of pharmaceutical compounds based upon its PNP program for the treatment of T-cell proliferative diseases and disorders and for the development of inhibitors of influenza neuraminidase and enzymes and proteins involved in the complement cascade. The Company is conducting preclinical and clinical studies with its lead drug, BCX-34, and results from these studies may not support future human clinical testing or further development of the compound. T-cell proliferative diseases, as well as the other disease indications the Company is studying, are highly complex and their causes are not fully known. The Company's compounds under development will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical testing prior to submission of any regulatory application for commercial use. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse side effects or inadequate therapeutic efficacy could slow or prevent product development efforts and have a material adverse effect on the Company. BioCryst's lead drug, BCX-34, reversibly inhibits T-cell activity, an essential component of the human immune system. In addition to any direct toxicities or side effects the drug may cause, BCX-34, while inhibiting T-cells, may compromise the immune system's ability to fight infection. Although the Company will monitor immunosuppression during drug dosing, there can be no assurance that the drug will not cause irreversible immunosuppression. There can be no assurance that the Company's research or product development efforts as to any particular compound will be successfully completed, that the compounds currently under development will be safe or efficacious, that required regulatory approvals can be obtained, that products can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed or will be accepted by patients, health care providers and third-party payers. Few drugs discovered by use of structure-based drug design have been successfully developed, approved by the FDA or marketed. Within the pharmaceutical industry, treatment of the disease indications being pursued by the Company, especially T-cell proliferative diseases such as CTCL and psoriasis, have proven difficult. There can be no assurance that drugs resulting from the approach of structure based drug design employed by the Company will overcome the difficulties of drug discovery and development or result in commercially successful products. See "Business--Products in Development."

    UNCERTAINTY ASSOCIATED WITH PRECLINICAL AND CLINICAL TESTING

    Before obtaining regulatory approvals for the commercial sale of any of its products, BioCryst must undertake extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. The Company has limited experience in conducting clinical trials. To date, the Company has conducted initial preclinical testing of certain of its compounds and is testing topical and oral formulations of BCX-34 in various clinical trials. The results of initial preclinical and clinical testing of compounds under development by the Company are neither necessarily predictive of results that will be obtained from subsequent or more extensive preclinical and clinical testing nor necessarily acceptable to the FDA to support applications for marketing permits. Even if the results of subsequent clinical tests are positive, products, if any, resulting from the Company's research and development programs are not likely to be commercially available for several years. Additionally, the Company has made and may in the future make changes to the formulation of its drugs and/or to the processes for manufacturing its drugs. Any such future changes in formulation or manufacturing processes could result in delays in conducting further preclinical and clinical testing, in unexpected adverse events in further preclinical and clinical testing, and/or in additional development expenses. Furthermore, there can be no assurance that clinical studies of products under development will be acceptable to the FDA or demonstrate the safety and efficacy of such products at all or to the extent necessary to obtain regulatory approvals of such products. The Company's Phase II trial with topical BCX-34 for the treatment of psoriasis completed in April 1996 did not achieve a statistically significant outcome. See "Business--PNP Inhibitors (BCX-34)". Companies in the industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. the failure to comply with data integrity GCP requirements or to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product, and would have a material adverse effect on the Company.

    The rate of completion of clinical trials is dependent upon, among other factors, the rate of enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. Delays in planned patient enrollment in the Company's current trials or future clinical trials may result in increased costs and/or program delays which could have a material adverse effect on the Company.

    GOVERNMENT REGULATION; NO ASSURANCE OF PRODUCT APPROVAL

    The research, testing, manufacture, labeling, distribution, advertising, marketing and sale of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing, compounds developed by the Company must undergo an extensive regulatory approval process required by the FDA and by comparable agencies in other countries. This process, which includes preclinical studies and clinical trials of each compound to establish its safety and effectiveness and confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing, can take many years, requires the expenditure of substantial resources and gives larger companies with greater financial resources a competitive advantage over the Company. To date, no compound or drug candidate being evaluated by the Company has been submitted for approval to the FDA or any other regulatory authority for marketing, and there can be no assurance that any such product or compound will ever be approved for marketing or that the Company will be able to obtain the labeling claims desired for its products or compounds. The Company is and will continue to be dependent upon the laboratories and medical institutions conducting its preclinical studies and clinical trials to maintain both good laboratory and good clinical practices and, except for the formulating and packaging of small quantities of its drug formulations which the Company is currently undertaking, upon the manufacturers of its compounds to maintain compliance with current GMP requirements. Data obtained from preclinical studies and clinical trials are subject to varying interpretations which could delay, limit or prevent FDA regulatory approval. Delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of development and FDA regulatory review. Similar delays also may be encountered in foreign countries. Moreover, even if approval is granted, such approval may entail commercially unacceptable limitations on the labeling claims for which a compound may be marketed. Even if such regulatory approval is obtained, a marketed drug or compound and its manufacturer are subject to continual review and inspection, and later discovery of previously unknown problems with the product or manufacturer may result in restrictions or sanctions on such product or manufacturer, including withdrawal of the product from the market, and other enforcement actions.

    In June 1995 the Company notified the FDA that it had submitted incorrect efficacy data to the FDA pertaining to its Phase II dose-ranging studies of BCX-34 for CTCL and psoriasis. The FDA inspected the Company in November 1995 in relation to a study involving the topical application of BCX-34 concluded in early 1995, and in June 1996 the FDA inspected the Company and one of its clinical sites in relation to a Phase II dose-ranging study of BCX-34 for CTCL and a Phase II dose ranging study for psoriasis, both of which were concluded in early 1995. After each inspection, the FDA issued to the Company a Form FDA 483 setting forth certain deficient GCP procedures followed by the Company, some of which resulted in submission to the FDA of efficacy data which reported false statistical significance. The FDA also issued a Form FDA 483 to the principal investigator at one of the Company's clinical sites citing numerous significant deficiencies in the conduct of the Phase II dose-ranging studies of BCX-34 for CTCL and psoriasis. These deficiencies included improper delegations of authority by the principal investigator, failures to follow the protocols, institutional review board deviations, and discrepancies or deficiencies in documentation and reporting. The CTCL and the psoriasis dose-ranging Phase II clinical trials did not result in an overall statistically significant drug effect and as a result of the FDA inspections the FDA may not accept data from these studies. As a consequence of the FDA inspections and such resulting Form 483s, the Company's ongoing clinical studies, and in particular, the Phase III trial with topical BCX-34 for CTCL, are likely to receive increased scrutiny since the same clinical site which received the 483 is involved in that trial; this may delay the regulatory review process or require the Company to increase the number of patients at other sites to obtain approval (which can not be assured on a timely basis or at all). The Company has adjusted certain of its procedures, but there can be no assurance that the FDA will find such adjustments to be in compliance with FDA requirements or that, even if it does find such adjustments to be in compliance, it will not seek to impose administrative, civil or other sanctions in connection with the earlier studies. Administrative sanctions could include refusing to accept earlier studies and requiring the Company to repeat one or more clinical studies, which would be the only studies the FDA would accept for purposes of substantive scientific review of any NDA by the agency. See "Business--Government Regulation."

    Such sanctions or other government regulation may delay or prevent the marketing of products being developed by the Company, impose costly procedures upon the Company's activities and confer a competitive advantage to larger companies or companies that are more experienced in regulatory affairs and that compete with the Company. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis, or at all. Delay in obtaining or failure to obtain such regulatory approvals will materially adversely affect the marketing of any products which may be developed by the Company, as well as the Company's results of operations. See "Business-- Government Regulation."

    HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE
     PROFITABILITY

    BioCryst, to date, has generated no revenue from product sales and has incurred losses since its inception. As of December 31, 1996, the Company's accumulated deficit was approximately $33.6 million. Losses have resulted principally from costs incurred in research activities aimed at discovering, designing and developing the Company's pharmaceutical product candidates and from general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from collaborative arrangements, licenses, research grants and from interest income. The Company expects to incur significant additional operating losses over the next several years and expects such losses to increase as the Company's research and development and clinical trial efforts expand. The Company's ability to achieve profitability depends upon its ability to develop drugs and to obtain regulatory approval for its products, to enter into agreements for product development, manufacturing and commercialization, and to develop the capacity to manufacture, market and sell its products. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

    ADDITIONAL FINANCING REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

    The Company has incurred negative cash flows from operations in each year since its inception. The Company expects that the funding requirements for its operating activities will increase substantially in the future due to expanded research and development activities (including preclinical studies and clinical trials), the development of manufacturing capabilities and the development of marketing and distribution capabilities. The Company anticipates that its capital resources are adequate to satisfy its capital requirements at least through 1998. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs, progress with preclinical studies and clinical trials, prosecuting and enforcing patent claims, competing technological and market developments, changes in existing collaborative research or development relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up and effective marketing activities and arrangements. The Company anticipates, based on its current business plan, that it will be necessary to raise additional funds in 1999 or earlier. Additional funds, if any, may possibly be raised through financing arrangements or collaborative relationships and/or the issuance of preferred or common stock or convertible securities, on terms and prices significantly more favorable than those of the currently outstanding Common Stock, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. In addition, collaborative arrangements may require the Company to transfer certain material rights to such corporate partners. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its research, drug discovery or development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates or products. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all.

    COMPETITION

    The Company is engaged in the pharmaceutical industry, which is characterized by extensive research efforts, rapid technological progress and intense competition. There are many public and private companies, including well-known pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions, engaged in developing synthetic pharmaceuticals and biotechnological products for human therapeutic applications that represent significant competition to the Company. Existing products and therapies and improvements thereto will compete directly with products the Company is seeking to develop and market, and the Company is aware that other companies or institutions are pursuing development of new drugs and technologies directly targeted at applications for which the Company is developing its drug compounds. Many of the Company's competitors have substantially greater financial and technical resources and production and marketing capabilities and experience than does the Company. The Company has granted Novartis a worldwide exclusive license to several compounds in the Company's sixth group of PNP inhibitors. Such arrangements with Ciba does not include BCX-34 or most of the Company's other compounds. No assurance can be given that Ciba will or will not develop compounds under such arrangements, will be able to obtain FDA approval for any licensed compounds, that any such licensed compounds if so approved will be able to be commercialized successfully, or that the Company will realize any revenues pursuant to such arrangements. If commercialized, these compounds could compete directly against other compounds, including BCX-34, being developed by the Company.

    Many of the Company's competitors have significantly greater experience in conducting preclinical studies and clinical trials of new pharmaceutical products and in obtaining FDA and other regulatory approvals for health care products. Accordingly, BioCryst's competitors may succeed in obtaining approvals for their products more rapidly than the Company and in developing products that are safer or more effective or less costly than any that may be developed by the Company and may also be more successful than the Company in the production and marketing of such products. Many of the Company's competitors also have current GMP facilities and significantly greater experience in implementing GMP or in obtaining and maintaining the requisite regulatory standards for manufacturing. Moreover, other technologies are, or may in the future become, the basis for competitive products. Competition may increase further as a result of the potential advances from structure-based drug design and greater availability of capital for investment in this field. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company or that would render the Company's technology and product candidates obsolete or noncompetitive. See "Business--Competition."

    DEPENDENCE ON COLLABORATIVE PARTNERS; RELATIONSHIP WITH THE UNIVERSITY OF
     ALABAMA AT BIRMINGHAM

    The Company's strategy for research, development and commercialization of certain of its products is to rely in part upon various arrangements with corporate partners, licensees and others. As a result, the Company's products are dependent in large part upon the subsequent success of such third parties in performing preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and marketing. The Company has recently entered into an exclusive license agreement with Torii to develop, manufacture and commercialize in Japan BCX-34 and certain other PNP inhibitor compounds for three indications. The Company has also entered into collaborative arrangements with Novartis and intends to pursue additional collaborations in the future. See "Business -Collaborative Arrangements." There can be no assurance that the Company will be able to negotiate additional acceptable collaborative arrangements or that such arrangements will be successful. No assurance can be given that the Company's collaborative partners will be able to obtain FDA approval for any licensed compounds, that any such licensed compounds, if so approved, will be able to be commercialized successfully, or that the Company will realize any revenues pursuant to such arrangements. Although the Company believes that parties to collaborative arrangements generally have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources which they devote to these activities are not within the control of the Company. There can be no assurance that such parties will perform their obligations as expected or that current or potential collaborators will not pursue treatments for other diseases or seek alternative means of developing treatments for the diseases targeted by collaborative programs with the Company or that any additional revenues will be derived from such arrangements. If any of the Company's collaborators breaches or terminates its agreement with the Company or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of the product candidate or research program under such collaboration agreement may be delayed, the Company may be required to undertake unforeseen additional responsibilities or to devote unforeseen additional resources to such development or commercialization, or such development or commercialization could be terminated. The termination or cancellation of collaborative arrangements could also adversely affect the Company's financial condition, intellectual property position and operations. In addition, disagreements between collaborators and the Company have in the past and could in the future lead to delays in the collaborative research, development or commercialization of certain product candidates, or could require or result in legal process or arbitration for resolution. These consequences could be time-consuming, expensive and could have material adverse effects on the Company.

    The successful commercialization of the Company's compounds and product candidates is also dependent upon the Company's ability to develop collaborative arrangements with academic institutions and consultants to support research and development efforts and to conduct clinical trials. The Company's primary academic collaboration is with UAB. The Company is highly dependent upon its collaborative arrangements with UAB to support its ongoing research and development programs and the termination or cessation of such relationship could have a material adverse effect upon the Company. There can be no assurance that the Company's current arrangements with UAB will continue or that the Company will be able to develop successful collaborative arrangements with academic institutions and consultants in the future. See "Business--Collaborative Arrangements--UAB Collaborative Arrangements."

    UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

    The Company's success will depend in part on its ability to obtain and enforce patent protection for its products, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties, both in the United States and in other countries. In the absence of patent protection, the Company's business may be adversely affected by competitors who develop substantially equivalent technology. See "Business--Patents and Proprietary Information." Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. To date, the Company has been issued six United States patents related to its PNP inhibitor compounds. One of these compounds is under a patent issued to Warner-Lambert and the Company may require a license from Warner-Lambert to market a product containing one or both of these compounds. The Company has the right of first refusal to negotiate a license from Warner-Lambert for that compound, however, there can be no assurance that such a license would be available or obtainable on terms acceptable to the Company. Two patent applications relating to additional PNP inhibitor compounds are pending at the PTO. A patent has also been issued by the PTO on a new process to prepare BCX-34 and other PNP inhibitors. In addition, one patent has issued by the PTO and one patent application has been filed with the PTO relating to inhibitors of influenza neuraminidase. The Company has filed certain corresponding foreign patent applications and intends to file additional foreign patent applications and additional United States patent applications, as appropriate. There can be no assurance that patents will be issued from such applications, that the Company will develop additional products that are patentable or that present or future patents will provide sufficient protection to the Company's present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information, design around the Company's patents or obtain access to the Company's know-how or that others will not successfully challenge the validity of the Company's patents or be issued patents which may prevent the sale of one or more of the Company's product candidates, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Legal standards relating to the scope of claims and the validity of patents in the fields in which the Company is pursuing research and development are still evolving, are highly uncertain and involve complex legal and factual issues. No assurance can be given as to the degree of protection or competitive advantage any patents issued to the Company will afford, the validity of any such patents or the Company's ability to avoid infringing any patents issued to others. Further, there can be no guarantee that any patents issued to or licensed by the

Company will not be infringed by the products of others. Litigation and other proceedings involving the defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease any related research and development activities or sales.

    The Company's success is also dependent upon the skills, knowledge and experience (none of which is patentable) of its scientific and technical personnel. To help protect its rights, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements which prohibit the disclosure of confidential information to anyone outside the Company and requires disclosure and assignment to the Company of their ideas, developments, discoveries and inventions. There can be no assurance, however, that these agreements will provide adequate protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information.

    The Company's management and scientific personnel have been recruited primarily from other pharmaceutical companies and academic institutions. In many cases, these individuals are continuing research in the same areas with which they were involved prior to joining BioCryst and may be restricted by agreement from disclosing to the Company trade secrets they learned elsewhere. As a result, the Company could be subject to allegations of violation of such agreements and similar claims and litigation regarding such claims could ensue.

    DEPENDENCE ON KEY MANAGEMENT AND QUALIFIED PERSONNEL

    The Company is highly dependent upon the efforts of its senior management and scientific team. The loss of the services of one or more members of the senior management and scientific team could significantly impede the achievement of development objectives. Although the Company maintains, and is the beneficiary of, a $2.0 million key-man insurance policy on the life of Charles
E. Bugg, Ph.D., Chairman of the Board of Directors and Chief Executive Officer, the Company does not believe the proceeds would be adequate to compensate for his loss. Due to the specialized scientific nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified scientific, technical and key management personnel. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its existing business and its expansion into areas and activities requiring additional expertise, such as production and marketing. The loss of, or failure to recruit, scientific, technical and managerial personnel could have a material adverse effect on the Company. In addition, the Company relies on members of its Scientific Advisory Board and consultants to assist the Company in formulating its research and development strategy. All of the members of the Scientific Advisory Board and all of the Company's consultants are employed by other employers, and each such member or consultant may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company. See "Business--Human Resources," "--Scientific Advisory Board and Consultants" and "Management."

    LACK OF MANUFACTURING, MARKETING OR SALES CAPABILITY

    The Company has not yet manufactured or marketed any products and currently does not have the facilities to manufacture its product candidates in commercial quantities under GMP as prescribed and required by the FDA. To be successful, the Company's products must be manufactured in commercial quantities under GMP and at acceptable costs. Although the Company is formulating and packaging under GMP conditions small amounts of certain drug formulations which are the subject of preclinical studies and clinical trials, the current facilities of the Company are not adequate for commercial scale production. Therefore, the Company will need to develop its own GMP manufacturing facility and/or depend on its collaborators, licensees or contract manufacturers for the commercial manufacture of its products. The Company has no experience in such commercial manufacturing and no assurance can be given that the Company will be able to make the transition to commercial production successfully or at an acceptable cost. In addition, no assurance can be given that the Company will be able to make arrangements with third parties to manufacture its products on acceptable terms, if at all. The inability of the Company to manufacture or provide for the manufacture of any products it may develop on a cost-effective basis would have a material adverse effect on the Company.

    The Company has no experience in marketing, distributing or selling pharmaceutical products and will have to develop a pharmaceutical sales force and/or rely on its collaborators, licensees or arrangements with others to provide for the marketing, distribution and sales of any products it may develop. There can be no assurance that the Company will be able to establish marketing, distribution and sales capabilities or make arrangements with collaborators, licensees or others to perform such activities.

    UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT AND PRODUCT PRICING

    Successful commercialization of any pharmaceutical products the Company may develop will depend in part upon the availability of reimbursement or funding from third-party health care payors such as government and private insurance plans. There can be no assurance that third-party reimbursement or funding will be available for newly approved pharmaceutical products or will permit price levels sufficient to realize an appropriate return on the Company's investment in its pharmaceutical product development. The U.S. Congress is considering a number of legislative and regulatory reforms that may affect companies engaged in the health care industry in the United States. Although the Company cannot predict whether these proposals will be adopted or the effects such proposals may have on its business, the existence and pendency of such proposals could have a material adverse effect on the Company in general. In addition, the Company's ability to commercialize potential pharmaceutical products may be adversely affected to the extent that such proposals have a material adverse effect on other companies that are prospective collaborators with respect to any of the Company's pharmaceutical product candidates.

    Third-party payors are continuing their efforts to contain or reduce the cost of health care through various means. For example, third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations, such as health maintenance organizations, which can control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products. The cost containment measures that health care providers are instituting and the effect of any health care reform could materially adversely affect the Company's ability to sell its products if successfully developed and approved.

    RISK OF PRODUCT LIABILITY; AVAILABILITY OF INSURANCE

    The Company's business may be affected by potential product liability risks which are inherent in the testing, manufacturing and marketing of pharmaceutical and other products under development by the Company. There can be no assurance that product liability claims will not be asserted against the Company, its collaborators or licensees. The use of products developed by the Company in clinical trials and the subsequent sale of such products is likely to cause BioCryst to bear all or a portion of those risks. The Company does not have product liability insurance but does maintain coverage for clinical trials in the amount of $6.0 million per occurrence and in the aggregate. No assurance can be given that such insurance will be adequate to cover claims made with respect to the clinical trials. There can be no assurance that the Company will be able to obtain or maintain adequate product liability insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. Furthermore, there can be no assurance that any collaborators or licensees of BioCryst will agree to indemnify the Company, be sufficiently insured or have a net worth sufficient to satisfy any such product liability claims.

    HAZARDOUS MATERIALS; COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

    The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations if the Company develops manufacturing capacity.

    CONTROL BY EXISTING MANAGEMENT AND STOCKHOLDERS; EFFECT OF CERTAIN
     ANTI-TAKEOVER CONSIDERATIONS

    The Company's directors, executive officers and certain principal stockholders and their affiliates own beneficially approximately 24.8% of the Common Stock. Accordingly, such holders, if acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. The voting power of these holders may discourage or prevent any proposed takeover of the Company unless the terms thereof are approved by such holders. Pursuant to the Company's Composite Certificate of Incorporation (the "Certificate of Incorporation"), shares of Preferred Stock may be issued by the Company in the future without stockholder approval and upon such terms as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of discouraging a third party from acquiring a majority of the outstanding Common Stock of the Company and preventing stockholders from realizing a premium on their shares. The Company's Certificate of Incorporation also provides for staggered terms for the members of the Board of Directors. A staggered Board of Directors and certain provisions of the Company's by-laws and of Delaware law applicable to the Company could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

    PRICE VOLATILITY

    The securities markets have from time to time experienced significant price and volume fluctuations that have often been unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded emerging pharmaceutical and biopharmaceutical companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning patents or proprietary rights or collaboration partners, achieving or failing to achieve development milestones, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both U.S. and foreign countries, public concern as to the safety of pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Common Stock.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     -----------------------------
                                                                                          1996           1995
                                                                                     --------------  -------------
                                                      ASSETS
Cash and cash equivalents (Note 3).................................................  $    3,635,780  $   6,134,968
Securities held-to-maturity........................................................      24,229,033      5,279,076
Prepaid expenses and other current assets..........................................         233,454        279,386
                                                                                     --------------  -------------
    Total current assets...........................................................      28,098,267     11,693,430
Securities held-to-maturity........................................................       7,919,855
Furniture and equipment, net (Note 2)..............................................       1,130,790      1,362,783
                                                                                     --------------  -------------
    Total assets...................................................................  $   37,148,912  $  13,056,213
                                                                                     --------------  -------------
                                                                                     --------------  -------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...................................................................  $      615,433  $     210,177
Accrued expenses...................................................................         240,878        187,673
Accrued taxes, other than income...................................................         209,954        350,223
Accrued vacation...................................................................          83,277        110,704
Current maturities of long-term debt (Note 4)......................................          18,560         28,782
Current maturities of capital lease obligations (Note 4)...........................         219,117        241,745
                                                                                     --------------  -------------
    Total current liabilities......................................................       1,387,219      1,129,304
                                                                                     --------------  -------------
Long-term debt (Note 4)............................................................                         18,560
                                                                                     --------------  -------------
Capital lease obligations (Note 4).................................................          58,472        281,851
                                                                                     --------------  -------------
Deferred license fee (Note 8)......................................................         300,000        300,000
                                                                                     --------------  -------------
Stockholders' equity (Notes 6 and 7):
  Preferred stock, $.01 par value, shares authorized-5,000,000; none issued and outstanding
  Common stock, $.01 par value; shares authorized--45,000,000; shares issued and
    outstanding--13,697,734--1996; 9,504,331--1995.................................         136,977         95,043
  Additional paid-in capital.......................................................      73,031,864     41,298,848
  Accumulated deficit..............................................................     (37,765,620)   (30,067,393)
                                                                                     --------------  -------------
    Total stockholders' equity.....................................................      35,403,221     11,326,498
                                                                                     --------------  -------------
Commitments and contingency (Notes 4 and 8)........................................
                                                                                     --------------  -------------
    Total liabilities and stockholders' equity.....................................  $   37,148,912  $  13,056,213
                                                                                     --------------  -------------
                                                                                     --------------  -------------

                See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS

                                                                                YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           1996           1995           1994
                                                                       -------------  -------------  -------------
Revenues:
  Collaborative and other research and development (Notes 1 and 8)...  $   1,558,543  $     222,329  $     269,126
  Interest and other.................................................      1,093,617        662,259        464,690
                                                                       -------------  -------------  -------------
    Total revenues...................................................      2,652,160        884,588        733,816
                                                                       -------------  -------------  -------------
Expenses:
  Research and development...........................................      7,586,159      7,107,249      5,551,660
  General and administrative.........................................      2,664,197      2,209,488      1,904,046
  Interest...........................................................        100,031        144,115        215,985
                                                                       -------------  -------------  -------------
    Total expenses...................................................     10,350,387      9,460,852      7,671,691
                                                                       -------------  -------------  -------------
Net loss.............................................................  $  (7,698,227) $  (8,576,264) $  (6,937,875)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Net loss per share (Note 1)..........................................     $(.69)         $(.96)         $(1.02)
Weighted average shares outstanding (Note 1).........................     11,171,035      8,905,099      6,787,203

                See accompanying notes to financial statements.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                           PREFERRED                 ADDITIONAL                    TOTAL STOCK-
                                           AND OTHER      COMMON       PAID-IN      ACCUMULATED      HOLDERS'
                                            CAPITAL*      STOCK        CAPITAL        DEFICIT         EQUITY
                                          ------------  ----------  -------------  --------------  -------------
BALANCE AT DECEMBER 31, 1993............  $  9,141,644  $   33,152  $   8,255,037  $  (14,553,254) $   2,876,579
Sale of common stock, 2,825,900
  shares................................                    28,259     15,202,250                     15,230,509
Conversion of Preferred Stock...........    (9,141,644)     17,034      9,124,610
Exercise of stock options, 62,744
  shares................................                       627          6,120                          6,747
Net loss................................                                               (6,937,875)    (6,937,875)
                                          ------------  ----------  -------------  --------------  -------------
BALANCE AT DECEMBER 31, 1994............                    79,072     32,588,017     (21,491,129)    11,175,960
Sale of common stock, 1,570,000
  shares................................                    15,700      8,594,550                      8,610,250
Exercise of stock options, 13,834
  shares................................                       138         50,556                         50,694
Employee stock purchase plan sales,
  13,331 shares.........................                       133         65,725                         65,858
Net loss................................                                               (8,576,264)    (8,576,264)
                                          ------------  ----------  -------------  --------------  -------------
BALANCE AT DECEMBER 31, 1995............                    95,043     41,298,848     (30,067,393)    11,326,498
Sale of common stock, 3,376,608
  shares................................                    33,766     30,495,652                     30,529,418
Exercise stock options, 45,255 shares...                       453        190,987                        191,440
Employee stock purchase plan sales,
  18,101 shares.........................                       181        147,362                        147,543
Exercise of warrants, 753,439 shares....                     7,534        883,266                        890,800
Compensation cost.......................                                   15,749                         15,749
Net loss................................                                               (7,698,227)    (7,698,227)
                                          ------------  ----------  -------------  --------------  -------------
BALANCE AT DECEMBER 31, 1996............                $  136,977  $  73,031,864  $  (37,765,620) $  35,403,221
                                          ------------  ----------  -------------  --------------  -------------
                                          ------------  ----------  -------------  --------------  -------------

* Represents Series A and B Preferred Stock at December 31, 1993.

                See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1996            1995            1994
                                                                   --------------  --------------  --------------
OPERATING ACTIVITIES

Net loss.........................................................  $   (7,698,227) $   (8,576,264) $   (6,937,875)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..................................         524,367         554,025         607,399
  Non-monetary compensation......................................          15,749
Changes in operating assets and liabilities:
  Prepaid expenses and other assets..............................          45,932         (34,539)        149,638
  Accounts payable...............................................         405,256          62,063          80,541
  Accrued expenses...............................................          53,205          16,661        (452,038)
  Accrued taxes, other than income...............................        (140,269)        326,497          (1,461)
  Accrued vacation...............................................         (27,427)        (24,023)         38,439
                                                                   --------------  --------------  --------------
NET CASH USED IN OPERATING ACTIVITIES............................      (6,821,414)     (7,675,580)     (6,515,357)
                                                                   --------------  --------------  --------------

INVESTING ACTIVITIES
Purchases of furniture and equipment.............................        (292,374)       (231,685)       (357,760)
Purchase of marketable securities................................     (36,950,717)    (11,397,640)    (13,433,567)
Maturities of marketable securities..............................      10,080,905      14,313,366       5,238,765
                                                                   --------------  --------------  --------------
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES..............     (27,162,186)      2,684,041      (8,552,562)
                                                                   --------------  --------------  --------------

FINANCING ACTIVITIES
Principal payments of debt and capital lease obligations.........        (274,789)       (278,354)       (364,542)
Exercise of stock options........................................         191,440          50,694           6,747
Employee Stock Purchase Plan stock sales.........................         147,543          65,858
Exercise of warrants.............................................         890,800
Sale of common stock, net of issuance costs......................      30,529,418       8,610,250      15,230,509
                                                                   --------------  --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES........................      31,484,412       8,448,448      14,872,714
                                                                   --------------  --------------  --------------

(Decrease)/increase in cash and cash equivalents.................      (2,499,188)      3,456,909        (195,205)
Cash and equivalents at beginning of period......................       6,134,968       2,678,059       2,873,264
                                                                   --------------  --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................  $    3,635,780  $    6,134,968  $    2,678,059
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

                See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--ACCOUNTING POLICIES

BASIS OF PRESENTATION

    BioCryst Pharmaceuticals, Inc. (the "Company") is an emerging pharmaceutical company using structure-based drug design to discover and design novel, small-molecule pharmaceutical products for the treatment of immunological and infectious diseases and disorders. The Company has three research projects, of which only one is in clinical trials. While the prospects for a project may increase as the project advances to the next stage of development, a project can be terminated at any stage of development. Until the Company generates revenues from either a research project or an approved product, its ability to continue research projects is dependent upon its ability to raise funds. The Company relies on sole suppliers to manufacture its BCX-34 compound for clinical trials and is evaluating supply sources for commercial production.

NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from convertible preferred stock and unexercised stock options and warrants are excluded from the computation as their effect is anti-dilutive, except that, pursuant to requirements of the Securities and Exchange Commission, common and common equivalent shares issued at a price substantially below the anticipated public stock offering price during the 12-month period prior to the Company's initial public offering in March 1994 have been included in the calculation as if they were outstanding for all periods presented (using the treasury method and the public offering price).

SECURITIES HELD-TO-MATURITY

    The Company is required to classify debt and equity securities as held-to-maturity, available-for-sale or trading. The appropriateness of each classification is reassessed at each reporting date. The only dispositions were maturities of securities held-to-maturity. At December 31, 1996, securities held-to-maturity consisted of $27,979,500 of U.S. Treasury and Agency securities and $4,169,388 of high-grade domestic corporate debt carried at amortized cost. All of the non-current portion of securities held-to-maturity are U.S. Treasury and Agency securities that mature in 1998. The amortized cost of all these securities at December 31, 1996 approximated the market value.

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

REVENUE RECOGNITION

    Research and development revenue on cost-reimbursement agreements is recognized as expenses are incurred, up to contractual limits. Research and development revenues, license fees and option fees are recognized as revenue when irrevocably due. Payments received which are related to future performance are deferred and taken into income as earned over a specified future performance period.

STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, the Company considers cash equivalents to be all cash held in money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB No. 25, the Company's stock option and employee stock purchase plans qualify as noncompensatory plans. Consequently, no compensation expense is recognized. Stock issued to non-employees is compensatory and a compensation expense is recognized commencing in 1996 under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123").

USE OF ESTIMATES

    Management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

RECLASSIFICATIONS

    The 1995 and 1994 financial statements have been reclassified to conform to the 1996 financial statements. The changes had no effect on the results of operations previously reported.

NOTE 2--FURNITURE AND EQUIPMENT

    Furniture and equipment consisted of the following at December 31:

                                                                        1996          1995
                                                                    ------------  ------------
Furniture and fixtures............................................  $    276,057  $    275,949
Laboratory equipment..............................................       692,775       765,873
Leased laboratory equipment.......................................     1,220,778     1,220,778
Lease hold improvements...........................................       816,488       802,987
                                                                    ------------  ------------
                                                                       3,006,098     3,065,587
Less accumulated depreciation and amortization....................     1,875,308     1,702,804
                                                                    ------------  ------------
Furniture and equipment, net......................................  $  1,130,790  $  1,362,783
                                                                    ------------  ------------
                                                                    ------------  ------------

    The Company does not have any significant impairment losses under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

NOTE 3--CONCENTRATION OF CREDIT AND MARKET RISK

    The Company invests its excess cash principally in marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and primarily mature within one year. The Company has not realized any losses from such investments. The Company has one primary bank in which it keeps funds, approximately $1,257,802 at December 31, 1996, in excess of the amounts insured by the Federal Deposit Insurance Corporation. At December 31, 1996, approximately $2,377,778 of the remaining cash is invested in the Fidelity Institution Cash Portfolio, which invests in treasury notes and repurchase agreements. The Fidelity Institution Cash Portfolio is not insured.

NOTE 4--LONG-TERM DEBT AND LEASES

    Long-term debt consists of an installment loan due in May 1997. The Company paid $100,031, $144,115 and $215,985 in interest on debt and lease obligations for the years ended December 31, 1996, 1995 and 1994, respectively. The Company had an unused line of credit of $500,000 at December 31, 1996.

    The Company has the following capital lease obligations and operating leases at December 31, 1996:

                                                                         CAPITAL    OPERATING
                                                                          LEASES      LEASES
                                                                        ----------  ----------
1997..................................................................  $  269,903  $  164,658
1998..................................................................      61,161     144,072
1999..................................................................                 148,395
2000..................................................................                  37,371
                                                                        ----------  ----------
Total minimum lease payments..........................................     331,064  $  494,496
                                                                                    ----------
                                                                                    ----------
Less amounts representing interest....................................      53,475
                                                                        ----------
Present value of future minimum lease payments........................     277,589
Less current portion..................................................     219,117
                                                                        ----------
Non-current portion...................................................  $   58,472
                                                                        ----------
                                                                        ----------

Rent expense for operating leases was $191,880, $183,522 and $151,914 in 1996, 1995 and 1994, respectively.

NOTE 5--INCOME TAXES

    The Company has not had taxable income since incorporation and, therefore, has not paid any income tax. Deferred tax assets of approximately $14,600,000 and $11,250,000 at December 31, 1996 and 1995, respectively, have been recognized principally for the net operating loss and research and development credit carryforwards and have been reduced by a valuation allowance of $14,600,000 and $11,250,000 at December 31, 1996 and 1995, respectively, which will remain until it is more likely than not that the related tax benefits will be realized.

    At December 31, 1996, the Company had net operating loss and research and development credit carryforwards of approximately $33,600,000 and $1,800,000, respectively, which will expire in 2006 through 2011. Use of the net operating losses and research and development credits will be subject to a substantial annual limitation due to the ownership provisions of the Tax Reform Act of 1986. The annual limitation is expected to result in the expiration of a portion of net operating losses and credits before utilization, which has been considered by the Company in its computations under Statement No. 109. Additional sales of the

Company's equity securities may result in further annual limitations on the use of operating loss carryforwards and research and development credit carryforwards against taxable income in future years.

NOTE 6--STOCKHOLDERS' EQUITY

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

WARRANTS

    As part of financing arrangements, the Company has, at certain times, issued warrants to purchase 1,314,341 shares of the Company's common stock at no less than its estimated fair value at the date of grant. In return for their guarantees of an expired line of credit, three directors each received warrants (included in the 1,314,341 warrants) to purchase 49,400 shares of common stock at $6.00 per share. All warrants are exercisable at various five-year periods through 1998. In lieu of a cash exercise, the warrant holder may elect a net issue exercise. Under a net issue exercise, the shares to be issued are equal to the product of (a) the number of shares of common stock purchaseable under the warrant being exercised, and (b) the fair market value of one share of common stock minus the exercise price divided by (c) the fair market value of one share of common stock.

    At December 31, 1996 and 1995, 311,841 shares and 1,314,341 shares, respectively, of the Company's common stock were reserved for issuance under warrant agreements and the weighted average per share exercise price was $6.68 and $4.95, respectively. During 1996, warrants were exercised to purchase 201,800 shares with cash and warrants to exercise 551,639 shares were exercised via net issue exercise by giving up warrants to purchase 249,061 shares.

OPTIONS

    In November 1991, the Board of Directors adopted the 1991 Stock Option Plan ("Plan") for key employees and consultants of the Company and reserved 500,000 shares of common stock for the Plan. The Plan was approved by the stockholders on December 19, 1991. The term of the Plan is for ten years and includes both incentive stock options and non-statutory options. The option price for the incentive stock options shall not be less than the fair market value of common stock on the grant date. The option price per share for non-statutory stock options may not be less than 85% of the fair market value of common stock on the date of grant. The options generally vest 25% after one year and monthly thereafter on a PRO RATA basis over the next three years until fully vested after four years. Options are generally granted to all full-time employees.

    There are an aggregate of 2,388,606 shares reserved for future issuance for the options and warrants discussed above and the Stock Purchase Plan discussed in Note 7.

    The Company follows APB No. 25 in accounting for its Stock Option and Stock Purchase Plans and accordingly does not recognize a compensation cost. The Company has adopted the disclosure requirement of Statement No. 123 commencing in 1996. Since Statement No. 123 is only applied to options granted after 1994, the pro forma disclosure should not necessarily be considered indicative of future pro forma results when the full four-year vesting (the period in which the compensation cost is recognized) is included in the disclosure in 1999. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing method with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividends, expected volatility of 52.3 and 70.2 percent, risk-free interest rate of 6.1 and
5.7 percent and expected lives of five years. Had the Company adopted Statement No. 123 and determined its compensation cost based on the fair value at the grant dates in 1996 and 1995, the Company's net loss and net loss per share would have been increased to the pro forma amounts shown below:

                                                                      1996           1995
                                                                  -------------  -------------
Net loss reported...............................................  $  (7,698,227) $  (8,576,264)
Net loss pro forma..............................................     (8,279,551)    (8,696,497)
Net loss per share reported.....................................           (.69)          (.96)
Net loss per share pro forma....................................           (.74)          (.98)

    The stockholders on April 16, 1993 and on March 1, 1994 (approving the Board of Directors' action of December 1993) authorized an amended and restated 1991 Stock Option Plan and approved an additional 1,000,000 shares of common stock for issuance ("Amended Plan"). The Amended Plan includes an increase of common stock reserved for issuance to 1,500,000 shares and establishes an automatic option grant program. The automatic option grant program grants options to new non-employee Board members to purchase 25,000 shares of common stock at an exercise price of the fair market value at the grant date for a maximum of ten years and is subject to vesting restrictions and early termination upon the optionee's cessation of Board service. The vesting and exercise provisions of the options issued under the Amended Plan are subject to acceleration, under certain circumstances, upon the occurrence of a hostile tender offer for more than 50% of the outstanding stock of the Company or if the Company is acquired. On May 29, 1995, the stockholders approved extending the automatic option grant to cover non-employee Board members not previously eligible for an automatic grant and approved an additional 500,000 shares of common stock for issuance, increasing the common stock reserved for issuance to 2,000,000 shares. The following is an analysis of stock options for the three years ending December 31, 1996:

                                                                                     WEIGHTED-
                                                                                      AVERAGE
                                                            OPTIONS      OPTIONS     EXERCISE
                                                           AVAILABLE   OUTSTANDING     PRICE
                                                           ----------  -----------  -----------
BALANCE DECEMBER 31, 1993................................     544,853     946,397    $    4.24
Options granted..........................................    (515,850)    515,850         4.72
Options exercised........................................                 (99,540)        2.01
Options canceled.........................................      58,532     (58,532)        5.79
                                                           ----------  -----------
BALANCE DECEMBER 31, 1994................................      87,535   1,304,175         4.53
Option plan amended......................................     500,000
Options granted..........................................    (384,800)    384,800         8.57
Options exercised........................................                 (13,834)        3.66
Options canceled.........................................      45,079     (45,079)        4.63
                                                           ----------  -----------
BALANCE DECEMBER 31, 1995................................     247,814   1,630,062         5.49
Option plan amended......................................      75,576
Options granted..........................................    (302,540)    302,540        14.68
Options exercised........................................                 (45,255)        4.23
Options canceled.........................................      45,625     (45,625)        4.19
                                                           ----------  -----------
BALANCE DECEMBER 31, 1996................................      66,475   1,841,722         7.06
                                                           ----------  -----------
                                                           ----------  -----------

    There were 1,027,416, 773,730 and 509,092 options exercisable at December 31, 1996, 1995 and 1994, respectively. The weighted-average exercise price was $4.92, $4.35 and $4.34 at December 31, 1996, 1995 and 1994, respectively.

    The following table summarizes at December 31, 1996, by price range, (1) for options outstanding the number of options outstanding, their weighted-average remaining life and their weighted-average exercise price and (2) for options exercisable the number of options exercisable and their weighted-average exercise price:

                      OUTSTANDING                   EXERCISABLE
           ----------------------------------  ---------------------
  RANGE      NUMBER       LIFE        PRICE      NUMBER      PRICE
---------  ----------      ---      ---------  ----------  ---------
$2 to $5..    719,641         6.6   $    3.75     548,154  $    3.49
5 to 8...     493,241         7.2        5.95     386,578       5.95
8 to 12..     342,550         8.9        9.02      92,684          9
    12 to
17.......     286,290         9.9       14.97
           ----------                          ----------
2 to 17..   1,841,722         7.7        7.06   1,027,416      14.92
           ----------                          ----------
           ----------                          ----------

NOTE 7--EMPLOYEE BENEFIT PLAN

    On January 1. 1991, the Company adopted an employee retirement plan ("401(k) Plan") under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made a contribution of $30,000 in 1996. The Company did not make a contribution to the 401(k) Plan during the years ended December 31, 1995 and 1994.

    On May 29, 1995, the stockholders approved an employee stock purchase plan ("Stock Purchase Plan") effective February 1, 1995. The Company has reserved 200,000 shares of common stock under the Stock Purchase Plan. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during the six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. There were 18,101 shares and 13,331 shares of common stock purchased under the Stock Purchase Plan in 1996 and 1995, respectively, at a weighted average price of $8.15 and $4.94, respectively, per share.

NOTE 8--COLLABORATIVE AND OTHER RESEARCH AND DEVELOPMENT CONTRACTS

    The Company granted Novartis an option in 1990 to acquire exclusive licenses to a class of inhibitors arising from research performed by the Company by February 1991. The option was exercised and a $500,000 fee was paid to the Company in 1993. Milestone payments are due upon approval of a new drug application. The Company will also receive a royalty based upon a percentage of sales of any resultant products. Up to $300,000 of the initial fee received is refundable if sales of any resultant products are below specified levels.

    On November 7, 1991, the Company entered into a joint research and license agreement with The University of Alabama at Birmingham ("UAB"). UAB will perform specific research on factor D for the Company for a period of approximately three years in return for research and license fees. The agreement was replaced by a new agreement on July 18, 1995 granting the Company a worldwide license in exchange for funding UAB research in the amount of $188,000 annually and sharing in any royalties or sublicense fees arising from the joint research. In 1995 and 1994, the Company expensed $68,638 and $85,456, respectively, under the original agreement and expensed $188,000 and $47,000 in 1996 and 1995, respectively, under the new agreement. On November 17, 1994, the Company entered into another agreement for a joint research and license agreement on influenza neuraminidase granting the Company a worldwide license. Under this agreement, the Company funds UAB research in the amount of up to $300,000 annually and UAB shares in any royalties or sublicense fees arising from the joint research. Under the agreement, $225,000 and $300,000 was expensed in 1996 and 1995, respectively, and no amounts were expensed in 1994. The Company is required to expend $6,000,000, of which approximately $2.6 million was expended through December 31, 1996, on the project over a period to coincide with funding by the Company to UAB in order to maintain the Company's exclusive worldwide license.

    In May 1996, the Company entered into an exclusive license agreement with Torii to develop, manufacture and commercialize BCX-34 and certain other PNP inhibitor compounds in Japan for the treatment of rheumatoid arthritis, T-cell cancers and atopic dermatitis. Upon entering into the agreement, Torii paid the Company $1.5 million in license fees and made a $1.5 million equity investment in the Company, purchasing 76,608 shares of common stock at a purchase price of $19.58 per share. The agreement further provides for potential milestone payments of up to $19.0 million and royalties on future sales of licensed products in Japan. Torii is responsible for all development, regulatory and commercialization expenses in Japan. The agreement is subject to termination by Torii at any time and by the Company in certain circumstances. Pursuant to the agreement, Torii may negotiate a license with the Company to develop BCX-34 and certain other PNP inhibitor compounds for additional indications.

NOTE 9--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                       FIRST     SECOND      THIRD     FOURTH
                                                     ---------  ---------  ---------  ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE)
1996 QUARTERS:
Revenues...........................................  $     169  $   1,741  $     252  $     491
Net loss...........................................     (1,913)    (1,211)    (2,512)    (2,062)
Net loss per share.................................       (.20)      (.11)      (.23)      (.15)
1995 QUARTERS:
Revenues...........................................  $     157  $     223  $     265  $     240
Net loss...........................................     (2,908)    (1,584)    (1,915)    (2,169)
Net loss per share.................................       (.37)      (.18)      (.20)      (.23)

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
BioCryst Pharmaceuticals, Inc.

    We have audited the accompanying balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCryst Pharmaceuticals, Inc. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Birmingham, Alabama
January 17, 1997

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are as follows:

NAME                                                  AGE                    POSITION(S) WITH THE COMPANY
------------------------------------------------     -----     --------------------------------------------------------
Charles E. Bugg, Ph.D...........................          55   Chairman, Chief Executive Officer and Director
J. Claude Bennett, M.D..........................          63   President, Chief Operating Officer and Director
John A. Montgomery, Ph.D........................          72   Executive Vice President, Secretary, Chief Scientific
                                                               Officer and Director
Ronald E. Gray..................................          56   Chief Financial Officer, Assistant Secretary and
                                                               Treasurer
John L. Higgins.................................          27   Vice President, Corporate Development
William W. Featheringill (1)(2).................          54   Director
Edwin A. Gee, Ph.D. (1)(2)......................          77   Director
Zola P. Horovitz, Ph.D..........................          62   Director
Lindsay A. Rosenwald, M.D. (1)..................          41   Director
Joseph H. Sherrill, Jr..........................          55   Director
William M. Spencer, III (1)(2)..................          76   Director
Randolph C. Steer, M.D., Ph.D...................          47   Director

------------------------

(1) Member of the Compensation Committee ("Compensation Committee").

(2) Member of the Audit Committee ("Audit Committee").

    CHARLES E. BUGG, PH.D. was named Chairman of the Board, Chief Executive Officer and Director in November 1993, and named President in early 1995. Prior to joining the Company, Dr. Bugg had served as the Director of the Center for Macromolecular Crystallography, the Associate Director of the Comprehensive Cancer Center and a Professor of Biochemistry at UAB since 1975. He was a Founder of BioCryst and served as the Company's first Chief Executive Officer from 1987-1988 while on a sabbatical from UAB. Dr. Bugg also served as Chairman of the Company's Scientific Advisory Board from January 1986 to November 1993. He continues to hold the position of Professor Emeritus in Biochemistry and Molecular Genetics at UAB.

    J. CLAUDE BENNETT, M.D. was named President and Chief Operating Officer in December 1996 and elected a Director in January 1997. Prior to joining the Company, Dr. Bennett was President of UAB from October 1993 to December 1996 and Professor and Chairman of the Department of Medicine of UAB from January 1982 to October 1993. Dr. Bennett served on the Company's Scientific Advisory Board from 1989-1996. He also serves on the visiting committee of Harvard Medical School, is currently President of the Association of American Physicians and is a member of the Board of Governors of the Magnuson Clinical Center of the National Institutes of Health. He also continues to hold the position of Distinguished University Professor Emeritus at UAB.

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

    WILLIAM W. FEATHERINGILL was elected a Director in May 1995. Mr. Featheringill is Chairman, since June 1995, of Electronic Healthcare Systems, a software company, and President, Chief Executive Officer and director, since 1973, of Private Capital Corporation, a venture capital management company. Mr. Featheringill was Chairman and Chief Executive Officer of MACESS Corporation, which designs and installs paperless data management systems for the managed care industry, from 1988 to November 1995. MACESS Corporation merged with Sungard Data Systems in late 1995. From 1985 to December 1994, Mr. Featheringill was the developer, Chairman and Chief Executive Officer of Complete Health Services, Inc., a health maintenance organization which grew, under his direction, to become one of the largest HMOs in the southeastern United States. Complete Health Services, Inc. was acquired by United HealthCare Corporation in June 1994. Mr. Featheringill is a director of Citation Corporation.

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

    ZOLA P. HOROVITZ, PH.D. was elected a Director in August 1994. Dr. Horovitz spent 36 years with the Squibb Institute for Medical Research and Bristol-Myers Squibb Pharmaceutical Research Institute in Princeton, serving as Vice President of Business Development and Planning at the time of his retirement in 1994. He also serves as a member of the Board of Directors of Avigen, Inc., Clinicor Inc., Diacrin, Inc., Magainin Pharmaceuticals, Inc., Procept Corporation, Roberts Pharmaceutical Corporation and Synaptic Pharmaceutical Corp.

    LINDSAY A. ROSENWALD, M.D. has been a Director of the Company since December 1991. He is a founder of several biopharmaceutical companies, including Neose Technologies, Inc. and Interneuron Pharmaceuticals, Inc. In August 1991, Dr. Rosenwald founded the Castle Group, Ltd., a New York-based venture capital and merchant banking firm, and in March 1993 he founded Paramount Capital, Inc., an investment bank specializing in the health sciences industry. In June 1994, Dr. Rosenwald founded Aries Financial Services, Inc., a money management firm, specializing in the health sciences industry. Dr. Rosenwald served as Managing Director of Corporate Finance at the investment banking firm of D.H. Blair & Co., Inc. from June 1987 to February 1992, and as Senior Securities analyst at the investment banking firm of Ladenburg, Thalmann & Co., Inc. from September 1986 to June 1987. Dr. Rosenwald is also Chairman of the Board of Directors of Interneuron Pharmaceuticals, Inc., a director of Sparta Pharmaceuticals, Inc., Atlantic Pharmaceuticals, Inc., Ansan, Inc., Xenometrix, Inc., Neose Technologies, Inc., Titan Pharmaceuticals, Inc., Avigan, Inc. and VIMrx Pharmaceuticals, Inc.

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

    WILLIAM M. SPENCER, III has been a Director of the Company since its inception. Mr. Spencer is also a private investor in Birmingham, Alabama. He served as Chairman of the Board of BioCryst from its founding in 1986 until April 1992. He co-founded and operated Motion Industries from 1946 through its merger into Genuine Parts Company in 1976. He has founded several businesses and has served on the Board of Directors of numerous private corporations.

    RANDOLPH C. STEER, M.D., PH.D. was elected a Director in February 1993. Dr. Steer has been active as a consultant to biotechnology and pharmaceutical companies since 1989. From April 1985 to March 1989, he served as the Chairman, and from 1988 to 1989, he served as the President and Chief Executive Officer of, Advanced Therapeutics Communications International, Inc., a drug regulatory consulting group. Prior to 1985, he had executive-level industry experience at both Novartis and at Marion Laboratories, Inc. (now a division of Marion Merrell Dow Inc.) where he served as Medical Director and Associate Director, Medical Affairs, respectively. Dr. Steer serves on the Board of Directors of Techne Corporation.

    In accordance with the terms of the Company's Composite Certificate of Incorporation ("Certificate of Incorporation"), the Board of Directors has been divided into three classes with members of each class holding office for staggered three-year terms. Dr. Bennett's, Dr. Horovitz's, Mr. Spencer's and Dr. Steer's terms expire at the 1997 annual meeting, and Dr. Bugg's, Dr. Montgomery's and Dr. Gee's terms expire at the 1998 annual meeting and Mr. Featheringill's, Mr. Sherrill's and Dr. Rosenwald's terms expire at the 1999 annual meeting (in all cases subject to the election and qualification of their successors or to their earlier death, resignation or removal). At each annual stockholder meeting, the successors to the Directors whose terms expire are elected to serve from the time of their election and qualification until the third annual meeting of stockholders following their election and until a successor has been duly elected and qualified. The provisions of the Company's Certificate of Incorporation governing the staggered Director election procedure can be amended only by a shareholder's vote of at least 75% of the eligible voting securities. There are no family relationships among any of the directors and executive officers of the Company.

    The Company has an Audit Committee, consisting of Messrs. Featheringill, Gee and Spencer, which is responsible for the review of internal accounting controls, financial reporting and related matters. The Audit Committee also recommends to the Board the independent accountants selected to be the Company's auditors and reviews the audit plan, financial statements and audit results.

    The Company also has a Compensation Committee consisting of Messrs. Featheringill, Gee, Rosenwald and Spencer. The Compensation Committee is responsible for the annual review of officer compensation and other incentive programs and is authorized to award options under the Company's 1991 Stock Option Plan.

    The Company has a Nominating Committee, effective February 1997, comprised of all outside directors with terms not expiring in the current year for which the Nominating Committee will be nominating persons for election or re-election as directors.

                        ITEM 11. EXECUTIVE COMPENSATION

    The following table ("Summary Compensation Table") sets forth the annual and long-term compensation paid by the Company during the 1996, 1995 and 1994 fiscal years to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers whose annual salary and bonus for the 1996 fiscal year exceeded $100,000 (collectively the "Named Executive Officers"):

                                                                              ANNUAL COMPENSATION
                                                          ------------------------------------------------------------
                                                                                                       OTHER ANNUAL
NAME AND PRINCIPAL POSITION                         YEAR       SALARY                BONUS             COMPENSATION
--------------------------------------------------  ----  -----------------   -------------------   ------------------
Charles E. Bugg, Ph.D.............................  1996     $212,808               $50,000(1)           $ 1,959(2)
Chairman and Chief Executive Officer                1995      207,000               $50,000(1)                 0
                                                    1994      200,000               $50,000(1)                 0
J. Claude Bennett, M.D............................  1996          800(3)                  0                    0
President and Chief Operating Officer               1995            0                     0                    0
                                                    1994            0                     0                    0
John A. Montgomery, Ph.D..........................  1996      133,656                     0                    0
Executive Vice President, Secretary and Chief       1995      130,008                     0                    0
  Scientific Officer                                1994      109,833                     0                    0
Ronald E. Gray....................................  1996      109,088                     0                1,959(2)
Chief Financial Officer, Treasurer and Assistant    1995       98,520                     0                    0
  Secretary                                         1994       95,054                     0                    0
John L. Higgins...................................  1996      136,896                     0                1,959(2)
Vice President, Corporate Development               1995      103,728                     0                    0
                                                    1994       22,046(4)                  0                1,050(5)

                                                        LONG-TERM
                                                       COMPENSATION
                                                    ------------------
                                                    AWARDS- SECURITIES
NAME AND PRINCIPAL POSITION                         UNDERLYING OPTIONS
--------------------------------------------------  ------------------
Charles E. Bugg, Ph.D.............................        50,000
Chairman and Chief Executive Officer                     100,000
                                                         100,000
J. Claude Bennett, M.D............................       103,000
President and Chief Operating Officer                          0
                                                           8,000
John A. Montgomery, Ph.D..........................        12,000
Executive Vice President, Secretary and Chief             11,000
  Scientific Officer                                      11,000
Ronald E. Gray....................................         5,400
Chief Financial Officer, Treasurer and Assistant          11,000
  Secretary                                               11,000
John L. Higgins...................................        28,400
Vice President, Corporate Development                     50,000
                                                          23,500

------------------------

(1) Paid pursuant to an Employment Agreement dated November 19, 1993 between the Company and Dr. Bugg. See "Executive Compensation--Employment Agreements."

(2) Represents the Company's contribution to the 401(k) Plan.

(3) Paid pursuant to an Employment Agreement dated December 18, 1996 between the Company and Dr. Bennett, under which his annual salary will be $220,000 commencing in 1997. See "Executive Compensation--Employment Agreements."

(4) Mr. Higgins joined BioCryst in August 1994 and became an executive officer in July 1995.

(5) Represents reimbursed moving expenses.

EMPLOYMENT AGREEMENTS

    Charles E. Bugg, Ph.D. entered into an employment agreement with the Company on November 19, 1993 (the "Agreement"). Under the terms of the Agreement, Dr. Bugg will serve as Chairman of the Board of Directors and Chief Executive Officer of the Company. Dr. Bugg will receive annual compensation of $200,000 and a discretionary bonus of $50,000. The Board may, in its discretion, grant other cash or stock bonuses to Dr. Bugg as an award or incentive. Dr. Bugg is also entitled to all employee benefits generally made available to executive officers. Dr. Bugg may, if he desires, also hold positions at The University of Alabama at Birmingham, provided that he does not devote more than ten percent of his time to such activities. The term of the Agreement is for three years unless terminated (i) by the Company for cause or (ii) upon the permanent disability of Dr. Bugg. Dr. Bugg entered into a new three-year employment agreement dated December 17, 1996 under basically the same terms as the previous employment agreement except that his annual salary was raised to $245,000 effective January 1, 1997 and the grant of the initial option to purchase 200,000 shares is not applicable to the new agreement.

    Pursuant to his Agreement, Dr. Bugg received in December 1993 an option to purchase 200,000 shares of Common Stock of the Company at $6.00 per share under the Company's 1991 Stock Option Plan, which became exercisable upon the consummation of the Company's initial public offering in March 1994. Dr. Bugg will also receive, on the last day of each year during the term of the Agreement, an additional option to purchase between 25,000 and 100,000 shares of Common Stock of the Company under the Company's 1991 Stock Option Plan. The exact number of shares will be determined by the plan administrator based on Dr. Bugg's performance and the results of operations of the Company during such year. Dr. Bugg received an option to purchase 100,000 shares of common stock at the end of each of 1994 and 1995 and 50,000 shares of common stock at the end of 1996 with an additional 50,000 shares to be granted in May 1997 after the 1991 Stock Option Plan is amended.

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

    J. Claude Bennett, M.D. entered into an employment agreement with the Company on December 18, 1996 (the "JCB Agreement"). Under the terms of the JCB Agreement, Dr. Bennett will serve as a member of the Board of Directors and Chief Operating Officer of the Company. Dr. Bennett will receive annual compensation of $220,000. Dr. Bennett was also granted an option to purchase 100,000 shares of Common Stock of the Company and the Company will use its best efforts to provide that Dr. Bennett is elected a Director of BioCryst. The Board may, in its discretion, grant other cash or stock bonuses to Dr. Bennett as an award or incentive. Dr. Bennett is also entitled to all employee benefits generally made available to executive officers. Dr. Bennett may, if he desires, also hold positions at The University of Alabama at Birmingham, provided that he does not devote more than ten percent of his time to such activities. The term of the JCB Agreement is for three years unless terminated (i) by the Company for cause or (ii) upon the permanent disability of Dr. Bennett.

OPTION GRANTS IN 1996

    The following table shows, with respect to the Company's Named Executive Officers, certain information with respect to option grants in 1996. All of the grants were made under the Company's 1991 Stock Option Plan. No stock appreciation rights were granted during such year.

                                                                                                                     POTENTIAL
                                                                                                                     REALIZABLE
                                                                                                                      VALUE AT
                                                                                                                      ASSUMED
                                                                                                                    ANNUAL RATES
                                                                                                                         OF
                                                                                                                    STOCK PRICE
                                                                                                                    APPRECIATION
                                                                NUMBER OF                                               FOR
                                                               SECURITIES      % OF                                    OPTION
                                                               UNDERLYING      TOTAL      EXERCISE                    TERM(1)
                                                                 OPTIONS      OPTIONS     PRICE PER    EXPIRATION   ------------
NAME                                                             GRANTED      GRANTED       SHARE         DATE           5%
-------------------------------------------------------------  -----------  -----------  -----------  ------------  ------------
Charles E. Bugg, Ph.D........................................      50,000         16.5%   $   14.38     12/10/2006  $    452,018
J. Claude Bennett, M.D.......................................       3,000          1.0         9.50     03/12/2006        17,923
                                                                  100,000         33.1        16.38     12/30/2006     1,029,815
John A. Montgomery, Ph.D.....................................      12,000          4.0        14.38     12/10/2006       108,484
Ronald E. Gray...............................................       5,400          1.8        14.38     12/10/2006        48,818
John L. Higgins..............................................      20,000          6.6        12.63     05/16/2006       158,796
                                                                    8,400          2.8        14.38     12/10/2006        75,939


NAME                                                               10%
-------------------------------------------------------------  ------------
Charles E. Bugg, Ph.D........................................  $  1,145,502
J. Claude Bennett, M.D.......................................        45,422
                                                                  2,609,753
John A. Montgomery, Ph.D.....................................       274,921
Ronald E. Gray...............................................       123,714
John L. Higgins..............................................       402,420
                                                                    192,444

------------------------

(1) Amounts represent hypothetical gains that could be achieved for the respective options at the end of the ten-year option term. The assumed 5% and 10% rates of stock appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate of the future market price of the Common Stock.

AGGREGATE OPTION EXERCISES IN 1996 AND YEAR-END OPTION VALUES

    The following table shows, with respect to the Company's Named Executive Officers, the number and value of unexercised options held by the Named Executive Officers as of December 31, 1996. No stock appreciation rights were exercised during the 1996 fiscal year and no such rights were outstanding at the end of that year.

                                                            NUMBER OF SECURITIES
                                                                 UNDERLYING              VALUES OF UNEXERCISED
                                                           UNEXERCISED OPTIONS(1)       IN-THE-MONEY OPTIONS(2)
                                                        ----------------------------  ----------------------------
NAME                                                    EXERCISABABLE  UNEXERCISABLE  EXERCISABABLE  UNEXERCISABLE
------------------------------------------------------  -------------  -------------  -------------  -------------
Charles E. Bugg, Ph.D.................................       312,500        175,000    $ 3,389,063    $ 1,150,000
J. Claude Bennett, M.D................................         5,166        105,834         55,535         51,091
John A. Montgomery, Ph.D..............................        75,750         35,750        935,563        254,250
Ronald E. Gray........................................        48,250         24,150        550,250        189,175
John L. Higgins.......................................        31,123         70,777        301,232        467,443

------------------------

(1) The Named Executive Officers did not exercise any stock options during 1996.

(2) Amounts reflect the net values of outstanding stock options computed as the difference between $16.38 per share (the fair market value at December 31, 1996) and the exercise price therefor.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee consists of Mr. Featheringill, Dr. Gee, Mr. Spencer and Dr. Rosenwald. Certain members of the Compensation Committee are parties to transactions with the Company. See "Item 13. Certain Relationships and Related Transactions."

               ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

    The following table sets forth information regarding beneficial ownership of the Company's Common Stock as of March 15, 1997 by (i) each director, (ii) each of the Named Executive Officers, (iii) all directors and executive officers of the Company as a group and (iv) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock:

                                                                    NUMBER OF       PERCENTAGE
                                                                  COMMON SHARES         OF
                                                                  BENEFICIALLY      OUTSTANDING
NAME AND ADDRESS                                                    OWNED (1)         SHARES
---------------------------------------------------------------  ---------------  ---------------
William W. Featheringill.......................................      1,491,978(2)         10.8%
100 Brookwood Place
  Birmingham, Alabama 35209
Lindsay A. Rosenwald, M.D. ....................................        583,261(3)          4.2
787 Seventh Avenue, 44th Floor
  New York, New York 10019
William M. Spencer, III........................................        439,213(4)          3.2
Charles E. Bugg, Ph.D..........................................        396,739(5)          2.8
Joseph H. Sherrill, Jr.........................................        372,978(6)          2.7
John A. Montgomery, Ph.D.......................................        136,460(7)          1.0
Randolph C. Steer, M.D., Ph.D..................................         50,000(9)        *
Ronald E. Gray.................................................         58,106(8)        *
Edwin A. Gee, Ph.D.............................................         15,000(9)        *
John L. Higgins................................................         42,418(10)        *
Zola P. Horovitz, Ph.D.........................................         16,666(9)        *
J. Claude Bennett, M.D.........................................          9,024(11)
All executive officers and directors as a group (13 persons)...      3,611,843(12)         24.8

------------------------

(*) Less than one percent.

(1) Gives effect to the shares of Common Stock issuable within 60 days after March 15, 1997 upon the exercise of all options, warrants and other rights beneficially held by the indicated stockholder on that date.

(2) Includes 65,000 shares of Common Stock held by his brother of which Mr. Featheringill is a beneficial owner, 180,000 shares held by the Featheringill Family Trust of which he is a beneficial owner and 11,978 shares issuable upon exercise of stock options.

(3) Includes 120,239 shares of Common Stock issuable upon exercise of certain common stock warrants, 16,666 shares issuable upon exercise of stock options and 3,125 shares which Dr. Rosenwald holds jointly with his spouse. Also includes 77,539 shares of Common Stock held by Dr. Rosenwald's spouse individually and as custodian for their minor children, as to which Dr. Rosenwald disclaims beneficial ownership. Dr. Rosenwald has granted options to seven individuals to purchase an aggregate of 21,100 shares of Common Stock held by him at purchase prices ranging from $0.60 to $7.20 per share.

(4) Includes 49,400 shares of Common Stock issuable upon exercise of certain common stock warrants, 16,666 shares issuable upon exercise of stock options and 10,000 shares held by Mr. Spencer's spouse. Mr. Spencer disclaims beneficial ownership of the 10,000 shares held by his spouse.

(5) Includes 331,247 shares issuable upon exercise of stock options.

(6) Includes 11,978 shares issuable upon exercise of stock options and 10,000 shares held by Mr. Sherrill's spouse. Mr. Sherrill disclaims beneficial ownership of the 10,000 shares held by his spouse.

(7) Includes 81,979 shares issuable upon exercise of stock options and 26,400 shares held by Dr. Montgomery's spouse. Dr. Montgomery disclaims beneficial ownership of the 26,400 shares held by his spouse.

(8) Includes 1,500 shares held by the retirement accounts of Mr. Gray and his spouse and 52,396 shares issuable upon exercise of stock options.

(9) Includes shares issuable upon exercise of stock options.

(10) Includes 37,800 shares issuable upon exercise of stock options and 1,000 shares held jointly with his spouse.

(11) Includes 6,708 shares issuable upon exercise of stock options.

(12) See Notes (1) through (11).

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In March 1996, the Company sold an aggregate of 1,000,000 shares of Common Stock at a purchase price of $8.00 per share to a group of investors including William W. Featheringill (235,000 shares), William M. Spencer, III (80,000 shares) and Joseph H. Sherrill, Jr. (25,000 shares), Directors of the Company, and John P.K. Featheringill (77,500 shares), the brother of William W. Featheringill. William W. Featheringill is the beneficial owner of 65,000 of the shares purchased by John P.K. Featheringill.

    Dr. Bugg, an executive officer and Director of the Company, is a Professor Emeritus of UAB and is paid an annual stipend of 8,040 by UAB. The Company paid approximately 610,000 to UAB in 1996 for conducting certain clinical trials, research and data analysis.

    Dr. Bennett, an executive officer and Director of the Company, is a consultant to and a Distinguished University Professor of UAB and is paid an annual stipend of $12,500 by UAB Education Foundation. The Company paid approximately $610,000 to UAB in 1996 for conducting certain clinical trials, research and data analysis.

    Dr. Montgomery, an executive officer and Director of the Company, is a former executive officer of SRI. The Company paid approximately $353,000 to SRI in 1996 for certain research, laboratory rental and supplies. Dr. Montgomery is currently a Distinguished Scientist at SRI and was paid approximately $17,143 by SRI in 1996 for various consulting services unrelated to the services performed by SRI for the Company.

                                    PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS

                                                                                           PAGE IN
                                                                                          FORM 10-K
                                                                                         -----------
The following financial statements appear in Item 8 of this Form 10-K:
Balance Sheets at December 31, 1996 and 1995...........................................          30
Statements of Operations for the years ended December 31, 1996, 1995 and 1994..........          31
Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and
  1994.................................................................................          32
Statements of Cash Flows for the three years ended December 31, 1996, 1995 and 1994....          33
Notes to Financial Statements..........................................................    34 to 40
Report of Independent Auditors.........................................................          41

    No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

(B) REPORTS ON FORM 8-K

    None

(C) EXHIBITS

NUMBER                                                   DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------

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

     10.1  1991 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 99.1 to the
           Company's Form S-8 Registration Statement (Registration No. 33-95062).

     10.2  Form of Notice of Stock Option Grant and Stock Option Agreement. Incorporated by reference to Exhibit
           99.2 and 99.3 to the Company's Form S-8 Registration Statement (Registration No. 33-95062).

     10.3  Warehouse Lease dated January 17, 1992 between Principal Mutual Life Insurance Company and the
           Registrant. Incorporated by reference to Exhibit 10.21 to the Company's Form S-1 Registration Statement
           (Registration No. 33-73868).

NUMBER                                                   DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
     10.4  Equipment Leases dated July 25, 1992, February 25, 1993, August 25, 1993, and November 25, 1993 between
           Ventana Leasing, Inc. and the Registrant. Incorporated by reference to Exhibit 10.23 to the Company's
           Form S-1 Registration Statement (Registration No. 33-73868).

     10.5  Common Stock Purchase Warrants issued in connection with the issuance of Series A Convertible Preferred
           Stock. Incorporated by reference to Exhibit 10.32 to the Company's Form S-1 Registration Statement
           (Registration No. 33-73868).

     10.6  Private Placement Agency Agreement dated July 1, 1993 between the Registrant and Paramount Capital,
           Inc., as amended. Incorporated by reference to Exhibit 10.33 to the Company's Form S-1 Registration
           Statement (Registration No. 33-73868).

     10.7  Subscription and Preferred Stock Agreement and Confidential Investor Questionnaire among the Registrant and the purchasers of Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 10.34 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

     10.8  Fourth Amended and Restated Registration Rights Agreement among the Registrant and certain securityholders. Incorporated by reference to Exhibit 10.35 to the Company's Form S-1 Registration
           Statement (Registration No. 33-73868).

     10.9  Common Stock Purchase Warrants issued in connection with the issuance of Series B Convertible Preferred
           Stock. Incorporated by reference to Exhibit 10.36 to the Company's Form S-1 Registration Statement
           (Registration No. 33-73868).

    10.10  Common Stock Purchase Warrants dated December 7, 1993 to purchase 49,400 shares of Common Stock issued to each of John Pappajohn, Lindsay A. Rosenwald and William M. Spencer. Incorporated by reference to
           Exhibit 10.37 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

    10.11  Employment Agreement dated December 17 1996 between the Registrant and Charles E. Bugg, Ph.D.

    10.12  Employment Agreement dated December 18, 1996 J. Claude Bennett.

    10.13# License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the
           Registrant. Incorporated by reference to Exhibit 10.40 to the Company's Form S-1 Registration Statement
           (Registration No. 33-73868).

    10.14  Stock Purchase Agreement dated September 21, 1994 between Registrant and Bernard B. Levine to purchase
           515,000 shares of common stock. Incorporated by reference Exhibit 10.2 to the Company's Form 10-Q for the third quarter ending September 30, 1994 dated November 10, 1994.

    10.15  Registration Rights Agreement dated September 21, 1994 between Registrant and Bernard B. Levine.
           Incorporated by reference Exhibit 10.3 to the Company's Form 10-Q for the third quarter ending September
           30, 1994 dated November 10, 1994.

    10.16  Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company's Form S-8
           Registration Statement (Registration No. 33-95062).

    10.17  First Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc.
           for office/warehouse space. Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ending December 31, 1994 dated March 28, 1995.

NUMBER                                                   DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
    10.18  Form of Stock Purchase Agreement dated May 1995 between Registrant and various parties to purchase
           1,570,000 shares of common stock. Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

    10.19  Form of Registration Rights Agreement dated May 1995 between Registrant and various parties.
           Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the second quarter ending June
           30, 1995 dated August 11, 1995.

    10.20  Form of Stock Purchase Agreement dated March 22, 1996 among Registrant and certain investors to purchase
           1,000,000 shares of common stock. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated March 22, 1996.

    10.21  Form of Registration Rights Agreement dated March 22, 1996 among Registrant and certain investors.
           Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated March 22, 1996.

    10.22# License Agreement, dated May 31, 1996, between Registrant and Torii Pharmaceutical Co., Ltd. ("Torii").
           Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A dated May 3, 1996 and filed August
           2, 1996.

    10.23# Stock Purchase Agreement, dated May 31, 1996, between Registrant and Torii. Incorporated by reference to
           Exhibit 10.2 to the Company's Form 8-K/A dated May 3, 1996 and filed August 2, 1996.

     23.1  Consent of Independent Auditors.

     27.1  Financial Data Schedule.

------------------------

#  Confidential treatment granted.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Birmingham, State of Alabama, on this 28th day of March, 1997.

                                BIOCRYST PHARMACEUTICALS, INC.

                                BY:             /S/ CHARLES E. BUGG
                                     -----------------------------------------
                                               Charles E. Bugg, Ph.D.
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 28th, 1997:

          SIGNATURE                      TITLE(S)
------------------------------  ---------------------------

     /s/ CHARLES E. BUGG        Chairman, Chief Executive
------------------------------    Officer and Director
   (Charles E. Bugg, Ph.D.)

    /s/ J. CLAUDE BENNETT       President, Chief Operating
------------------------------    Officer and Director
  (J. Claude Bennett, M.D.)

                                Executive Vice President,
    /s/ JOHN A. MONTGOMERY        Secretary, Chief
------------------------------    Scientific Officer and
 (John A. Montgomery, Ph.D.)      Director

      /s/ RONALD E. GRAY        Chief Financial Officer
------------------------------    (Principal Financial and
       (Ronald E. Gray)           Accounting Officer)

 /s/ WILLIAM W. FEATHERINGILL   Director
------------------------------
  (William W. Featheringill)

       /s/ EDWIN A. GEE         Director
------------------------------
    (Edwin A. Gee, Ph.D.)

     /s/ ZOLA P. HOROVITZ       Director
------------------------------
  (Zola P. Horovitz, Ph.D.)

          SIGNATURE                      TITLE(S)
------------------------------  ---------------------------
   /s/ LINDSAY A. ROSENWALD     Director
------------------------------
 (Lindsay A. Rosenwald, M.D.)

 /s/ WILLIAM M. SPENCER, III    Director
------------------------------
  (William M. Spencer, III)

 /s/ JOSEPH H. SHERRILL, JR.    Director
------------------------------
  (Joseph H. Sherrill, Jr.)

    /s/ RANDOLPH C. STEER       Director
------------------------------
  (Randolph C. Steer, M.D.,
            Ph.D.)

                               INDEX TO EXHIBITS

                                                                                                        SEQUENTIALLY
                                                                                                          NUMBERED
NUMBER                                            DESCRIPTION                                               PAGE
---------  ------------------------------------------------------------------------------------------  ---------------

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

     10.1  1991 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement (Registration No. 33-95062).

     10.2  Form of Notice of Stock Option Grant and Stock Option Agreement. Incorporated by reference to Exhibit 99.2 and 99.3 to the Company's Form S-8 Registration Statement (Registration
           No. 33-95062).

     10.3  Warehouse Lease dated January 17, 1992 between Principal Mutual Life Insurance Company and the Registrant. Incorporated by reference to Exhibit 10.21 to the Company's Form S-1
           Registration Statement (Registration No. 33-73868).

     10.4  Equipment Leases dated July 25, 1992, February 25, 1993, August 25, 1993, and November 25,
           1993 between Ventana Leasing, Inc. and the Registrant. Incorporated by reference to
           Exhibit 10.23 to the Company's Form S-1 Registration Statement (Registration No.
           33-73868).

     10.5  Common Stock Purchase Warrants issued in connection with the issuance of Series A
           Convertible Preferred Stock. Incorporated by reference to Exhibit 10.32 to the Company's
           Form S-1 Registration Statement (Registration No. 33-73868).

     10.6  Private Placement Agency Agreement dated July 1, 1993 between the Registrant and Paramount
           Capital, Inc., as amended. Incorporated by reference to Exhibit 10.33 to the Company's
           Form S-1 Registration Statement (Registration No. 33-73868).

     10.7  Subscription and Preferred Stock Agreement and Confidential Investor Questionnaire among the Registrant and the purchasers of Series B Convertible Preferred Stock. Incorporated by
           reference to Exhibit 10.34 to the Company's Form S-1 Registration Statement (Registration
           No. 33-73868).

     10.8  Fourth Amended and Restated Registration Rights Agreement among the Registrant and certain securityholders. Incorporated by reference to Exhibit 10.35 to the Company's Form S-1
           Registration Statement (Registration No. 33-73868).

     10.9  Common Stock Purchase Warrants issued in connection with the issuance of Series B
           Convertible Preferred Stock. Incorporated by reference to Exhibit 10.36 to the Company's
           Form S-1 Registration Statement (Registration No. 33-73868).

    10.10  Common Stock Purchase Warrants dated December 7, 1993 to purchase 49,400 shares of Common
           Stock issued to each of John Pappajohn, Lindsay A. Rosenwald and William M. Spencer.
           Incorporated by reference to Exhibit 10.37 to the Company's Form S-1 Registration
           Statement (Registration No. 33-73868).

                                                                                                        SEQUENTIALLY
                                                                                                          NUMBERED
NUMBER                                            DESCRIPTION                                               PAGE
---------  ------------------------------------------------------------------------------------------  ---------------
    10.11  Employment Agreement dated December 17, 1996 between the Registrant and Charles E. Bugg,
           Ph.D.

    10.12  Employment Agreement dated December 18, 1996 between the Registrant and J. Claude Bennett.

   10.13#  License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into
           Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company's
           Form S-1 Registration Statement (Registration No. 33-73868).

    10.14  Stock Purchase Agreement dated September 21, 1994 between Registrant and Bernard B. Levine to purchase 515,000 shares of common stock. Incorporated by reference Exhibit 10.2 to the
           Company's Form 10-Q for the third quarter ending September 30, 1994 filed November 10,
           1994.

    10.15  Registration Rights Agreement dated September 21, 1994 between Registrant and Bernard B.
           Levine. Incorporated by reference Exhibit 10.3 to the Company's Form 10-Q for the third quarter ending September 30, 1994 filed November 10, 1994.

    10.16  Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company's
           Form S-8 Registration Statement (Registration No. 33-95062).

    10.17  First Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance
           Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ending December 31, 1994 dated March 28, 1995.

    10.18  Form of Stock Purchase Agreement dated May 1995 between Registrant and various parties to purchase 1,570,000 shares of common stock. Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

    10.19  Form of Registration Rights Agreement dated May 1995 between Registrant and various parties. Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the
           second quarter ending June 30, 1995 dated August 11, 1995.

    10.20  Form of Stock Purchase Agreement dated March 22, 1996 among Registrant and certain investors to purchase 1,000,000 shares of common stock. Incorporated by reference to
           Exhibit 10.1 to the Company's Form 8-K dated March 22, 1996.

    10.21  Form of Registration Rights Agreement dated March 22, 1996 among Registrant and certain investors. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated March
           22, 1996.

  10.224#  License Agreement, dated May 31, 1996, between Registrant and Torii Pharmaceutical Co.,
           Ltd. ("Torii"). Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A dated May 3, 1996 and filed August 2, 1996.

   10.23#  Stock Purchase Agreement, dated May 31, 1996, between Registrant and Torii. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K/A dated May 3, 1996 and filed
           August 2, 1996.

     23.1  Consent of Independent Auditors.

     27.1  Financial Data Schedule.

------------------------

#  Confidential treatment granted.