Form 10-Q
period 1997-03-31
BIOCRYST PHARMACEUTICALS INC
filed 1997-05-14
CIK 882796

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1997

                                       OR

             () TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________to_______

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

                               YES X NO
                                   -

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,773,541 shares of the Company's Common Stock, $.01 par value, were outstanding as of May 9, 1997.

                         BIOCRYST PHARMACEUTICALS, INC.

                                     INDEX

                    PART I. FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                                      --------

Item 1.  Financial Statements:
         Condensed Balance Sheets--March 31, 1997 and December 31, 1996                                   3
         Condensed Statements of Operations--Three Months Ended March 31, 1997 and 1996                   4
         Condensed Statements of Cash Flows--Three Months Ended March 31, 1997 and 1996                   5
         Notes to Condensed Financial Statements                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            6

                    Part II. Other Information

Item 1.  Legal Proceedings                                                                                8
Item 2.  Changes in Securities                                                                            8
Item 3.  Defaults Upon Senior Securities                                                                  8
Item 4.  Submission of Matters to a Vote of Security Holders                                              8
Item 5.  Other Information                                                                                8
Item 6.  Exhibits and Reports on Form 8-K                                                                 9
         Signature                                                                                        11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          BIOCRYST PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                       March 31, 1997 and December 31, 1996

                                                                     1997           1996
                                                                 -------------  -------------
                                                                  (Unaudited)       (Note 1)
                                    ASSETS
Cash and cash equivalents......................................  $   3,437,035  $   3,635,780
Securities held-to-maturity....................................     19,635,658     24,229,033
Prepaid expenses and other current assets......................        414,233        233,454
                                                                 -------------  -------------
  Total current assets.........................................     23,486,926     28,098,267
Securities held-to-maturity....................................      9,428,413      7,919,855
Furniture and equipment, net...................................      1,263,963      1,130,790
                                                                 -------------  -------------
  Total assets.................................................  $  34,179,302  $  37,148,912
                                                                 -------------  -------------
                                                                 -------------  -------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...............................................  $     653,583  $     615,433
Accrued expenses...............................................        237,410        240,878
Accrued taxes, other than income...............................        131,367        209,954
Accrued vacation...............................................        115,794         83,277
Current maturities of long-term debt...........................         10,787         18,560
Current maturities of capital lease obligations................        175,779        219,117
                                                                 -------------  -------------
  Total current liabilities....................................      1,324,720      1,387,219
Obligations under capital lease obligations....................         33,525         58,472
Deferred license fee...........................................        300,000        300,000
                                                                 -------------  -------------
  Total liabilities............................................      1,658,245      1,745,691
                                                                 -------------  -------------
Stockholders' equity:
 Convertible preferred stock, $.01 par value, shares
  authorized--5,000,000; shares issued and outstanding-- none
 Common stock, $.01 par value, shares authorized-- 45,000,000;
  shares issued and outstanding--13,770,632 in 1997 and
  13,697,734 in 1996...........................................        137,706        136,977
Additional paid-in capital.....................................     73,298,073     73,031,864
Accumulated deficit............................................    (40,914,722)   (37,765,620)
                                                                 -------------  -------------
  Total stockholders' equity...................................     32,521,057     35,403,221
                                                                 -------------  -------------
  Total liabilities and stockholders' equity...................  $  34,179,302  $  37,148,912
                                                                 -------------  -------------
                                                                 -------------  -------------

    See accompanying notes to condensed financial statements.

                              BIOCRYST PHARMACEUTICALS, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                        Three Months Ended March 31, 1997 and 1996

                                                                      1997           1996
                                                                  -------------  -------------
Collaborative and other research and development................  $              $      21,279
Interest and other..............................................        451,609        147,425
                                                                  -------------  -------------
  Revenues......................................................        451,609        168,704
                                                                  -------------  -------------
Research and development........................................      2,910,485      1,551,526
General and administrative......................................        672,591        500,646
Interest........................................................         17,635         29,168
                                                                  -------------  -------------
  Expenses......................................................      3,600,711      2,081,340
                                                                  -------------  -------------
Net loss........................................................  $  (3,149,102) $  (1,912,636)
                                                                  -------------  -------------
                                                                  -------------  -------------
Net loss per share (Note 2).....................................  $        (.23) $        (.20)
Weighted average shares outstanding (Note 2)....................     13,748,998      9,620,896

    See accompanying notes to condensed financial statements.

                           BIOCRYST PHARMACEUTICALS, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                      Three Months Ended March 31, 1997 and 1996

                                                                  1997                         1996
                                                                 ------                      --------
Operating activities
Net loss...................................................    $(3,149,102)              $  (1,912,636)
Depreciation and amortization..............................        142,882                     132,655
Non-monetary compensation..................................          5,022
Changes in operating assets and liabilities, net...........       (192,167)                   (195,530)
                                                               -----------               -------------
 Net cash used by operating activities.....................     (3,193,365)                 (1,975,511)
                                                               -----------               -------------
                                                               -----------               -------------
Investing activities
Purchases of furniture and equipment.......................       (276,055)                    (47,902)
Purchase of marketable securities..........................     (1,526,833)                 (4,296,409)
Maturities of marketable securities........................      4,611,650                   1,751,543
                                                               -----------               -------------
  Net cash provided/(used) by investing activities.........      2,808,762                   2,592,768)
                                                               -----------               -------------
Financing activities
Principal payments on debt and capital
  lease obligations........................................        (76,058)                    (64,524)
Proceeds from sale of common stock, net
  of issuance cost.........................................        261,916                   8,060,985
                                                               -----------               -------------
Net cash provided by financing
    activities.............................................        185,858                   7,996,461
                                                               -----------               -------------
(Decrease)/increase in cash and cash
  equivalents..............................................       (198,745)                  3,428,182
Cash and cash equivalents at beginning of
  period...................................................      3,635,780                   6,134,968
                                                               -----------               -------------
Cash and cash equivalents at end of
  period...................................................     $3,437,035               $   9,563,150
                                                               -----------               -------------
                                                               -----------               -------------

    See accompanying notes to condensed financial statements.

                      BIOCRYST PHARMACEUTICALS, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PREPARATION

    The condensed balance sheet as of March 31, 1997 and the condensed statements of operations and cash flows for the three months ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles by the Company and have not been audited. Such financial statements reflect all adjustments which are, in management's opinion, necessary to present fairly, in all material respects, the financial position at March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 1996 and the notes thereto included in the Company's 1996 Annual Report. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 1996 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

NOTE 2. NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares (from unexercised stock options and warrants) have been excluded from the computation as their effect is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K.

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

    The Company's future business, financial condition and results of operations are dependent on the Company's ability to successfully develop, market and manufacture its pharmaceutical products for the treatment of immunological and infectious diseases and disorders. Inherent in this process are a number of factors that the Company must carefully manage in order to be successful. Some of these factors are: conducting preclinical studies and clinical trials of its compounds that demonstrate such compounds' safety and effectiveness; obtaining additional financing to support the Company's operations; developing collaborative arrangements with corporate partners, academic institutions and consultants to support research and development efforts and to conduct such clinical trials; obtaining regulatory approval for such compounds; entering into agreements for product development, manufacturing and commercialization; developing the capacity to manufacture, market and sell its products either directly or with collaborative partners; competing effectively with other pharmaceutical and biotechnological products for human therapeutic applications; obtaining adequate reimbursement from third-party payors for its products; retaining and attracting key personnel; protecting its proprietary rights; and avoiding infringement claims by third parties. No assurance can be given that the Company will be able to manage such factors successfully. The failure to manage such factors successfully could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Certain Factors that May Affect Future Results, Financial Condition and the Market Price of Securities" in the Company's Form 10-K for the year ended December 31, 1996 for further discussion of risk factors.

Results of Operations (first three months of 1997 compared to the first three months of 1996)

    Revenues increased 167.7% to $451,609 in the first three months of 1997 from $168,704 in the first three months of 1996. The increase was primarily due to investing the proceeds from the Company's public offering in September 1996.

    Research and development expenses increased 87.6% to $2,910,485 in the first three months of 1997 from $1,551,526 in the first three months of 1996. The increase is primarily attributable to an increase in costs associated with conducting additional clinical trials (the Company is currently conducting two Phase III trials which are larger and more expensive than previous trials the Company has conducted). Personnel costs also increased, generally due to adding additional personnel, along with an increased use of consultants to assist with the Phase III trial results.

    General and administrative expenses increased 34.3% to $672,591 in the first three months of 1997 from $500,646 in the first three months of 1996. The increase is primarily the result of increased professional fees and personnel costs.

    Interest expense decreased 39.5% to $17,635 in the first three months of 1997 from $29,168 in the first three months of 1996. The decrease is due to a decline in capitalized lease obligations, along with long-term debt, resulting in lesser interest expense. The Company obtained most of its leases in connection with the move to its new facilities in April 1992.

LIQUIDITY AND CAPITAL RESOURCES

    Cash expenditures have exceeded revenues since the Company's inception. Operations have principally been funded through public offerings of common stock, private placements of equity and debt securities, equipment lease financing, facility leases, collaborative and other research and development agreements (including a license and options for licenses), research grants and interest income. In addition, the Company has attempted to contain costs and reduce cash flow requirements by renting scientific equipment or facilities, contracting with third parties to conduct certain research and development and using consultants. The Company expects to incur additional expenses, resulting in significant losses, as it continues and expands its research and development activities and undertakes additional preclinical studies and clinical trials of compounds which have been or may be discovered. The Company also expects to incur substantial administrative, manufacturing and commercialization expenditures in the future as it seeks Food and Drug Administration (the "FDA") approval for its compounds and establishes its manufacturing capability under Good Manufacturing Practices, and substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

    At March 31, 1997, the Company's cash, cash equivalents and securities held-to-maturity were $32.5 million, a decrease of $3.3 million from December 31,1996 principally due to the net loss for the three months ended March 31, 1997.

    The Company has financed its equipment purchases primarily with lease lines of credit. The Company currently has a $500,000 line of credit with its bank to finance capital equipment. In January 1992, the Company entered into an operating lease for its current facilities which, based on an extension signed in March 1997, expires on July 31, 2000, with an option to lease for an additional three years at current market rates. The March 1997 extension also added 5,640 square feet of finished office space. The operating lease requires the Company to pay monthly rent (ranging from $11,400 and escalating annually to a minimum of $15,277 per month in the final year), and a pro rata share of operating expenses and real estate taxes in excess of base year amounts.

    At December 31, 1996, the Company had long-term capital lease and operating lease obligations which provide for aggregate minimum payments of $434,561 in 1997, $205,233 in 1998 and $148,395 in 1999. The Company is
required to expend $6.0 million, of which approximately $3.2 million was expended through March 31, 1997, over a period coinciding with funding by the Company to The University of Alabama at Birmingham ("UAB") on its influenza neuraminidase project in order to maintain a worldwide license from UAB.

    The Company entered into an exclusive license agreement with Torii Pharmaceutical Co., Ltd. ("Torii") under which Torii paid the Company $1.5 million in license fees and made a $1.5 million equity investment in the Company in 1996. While the license agreement provides for potential milestone payments of up to $19.0 million and royalties on future sales of licensed products in Japan, there can be no assurance that Torii will continue to develop the product in Japan or that if it does so that it will result in meeting the milestones or achieving future sales of licensed products in Japan.

    The Company plans to finance its needs principally from its existing capital resources and interest thereon, from payments under collaborative and licensing agreements with corporate partners, through research grants, and to the extent available, through lease or loan financing and future public or private financings. The Company believes that its available funds will be sufficient to fund the Company's operations at least through 1998. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of product testing, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances and the FDA regulatory process. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

    None.

ITEM 2. CHANGES IN SECURITIES:

    NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

    NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    NONE

ITEM 5. OTHER INFORMATION:

    None

Item 6. Exhibits and Reports on Form 8-K:

a. Exhibits:
   NUMBER                                              DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
 3.1          Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the
              Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.
 3.2          Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.
 4.1          See Exhibits 3.1 and 3.2 for provisions of the Composite Certificate of Incorporation and Bylaws of the Registrant
              defining rights of holders of Common Stock of the Registrant.
10.1          1991 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit
              99.1 to the Company's Form S-8 Registration Statement (Registration No. 33-95062).
10.2          Form of Notice of Stock Option Grant and Stock Option Agreement. Incorporated by reference to
              Exhibit 99.2 and 99.3 to the Company's Form S-8 Registration Statement (Registration No. 33-95062).
10.3          Warehouse Lease dated January 17, 1992 between Principal Mutual Life Insurance Company and the Registrant.
              Incorporated by reference to Exhibit 10.21 to the Company's Form S-1 Registration Statement (Registration
              No. 33-73868).
10.4          Equipment Leases dated July 25, 1992, February 25, 1993, August 25, 1993, and November 25, 1993 between Ventana
              Leasing, Inc. and the Registrant. Incorporated by reference to Exhibit 10.23 to the Company's Form S-1
              Registration Statement (Registration No. 33-73868).
10.5          Common Stock Purchase Warrants issued in connection with the issuance of Series A Convertible Preferred Stock.
              Incorporated by reference to Exhibit 10.32 to the Company's Form S-1 Registration Statement (Registration No.
              33-73868).
10.6          Private Placement Agency Agreement dated July 1, 1993 between the Registrant and Paramount Capital, Inc., as amended. Incorporated by reference to Exhibit 10.33 to the Company's Form S-1 Registration Statement (Registration
              No. 33-73868).
10.7          Subscription and Preferred Stock Agreement and Confidential Investor Questionnaire among the Registrant and the purchasers of Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 10.34 to the Company's
              Form S-1 Registration Statement (Registration No. 33-73868).
10.8          Fourth Amended and Restated Registration Rights Agreement among the Registrant and certain securityholders.
              Incorporated by reference to Exhibit 10.35 to the Company's Form S-1 Registration Statement (Registration
              No. 33-73868).
10.9          Common Stock Purchase Warrants issued in connection with the issuance of Series B Convertible Preferred
              Stock. Incorporated by reference to Exhibit 10.36 to the Company's Form S-1 Registration Statement
              (Registration No. 33-73868).
10.10         Common Stock Purchase Warrants dated December 7, 1993 to purchase 49,400 shares of Common Stock issued to each of John Pappajohn, Lindsay A. Rosenwald and William M. Spencer. Incorporated by reference to
              Exhibit 10.37 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).
10.11         Employment Agreement dated December 17 1996 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by
              reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1996 dated March 28, 1997.
10.12         Employment Agreement dated December 18, 1996 between the Registrant and J. Claude Bennett. Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1996 dated March 28, 1997.
10.13#        License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant.
              Incorporated by reference to Exhibit 10.40 to the Company's Form S-1 Registration Statement (Registration
              No. 33-73868).


10.14         Stock Purchase Agreement dated September 21, 1994 between Registrant and Bernard B. Levine to purchase
              515,000 shares of common stock. Incorporated by reference Exhibit 10.2 to the Company's Form 10-Q for the third quarter ending September 30, 1994 dated November 10, 1994.
10.15         Registration Rights Agreement dated September 21, 1994 between Registrant and Bernard B. Levine.
              Incorporated by reference Exhibit 10.3 to the Company's Form 10-Q for the third quarter ending September
              30, 1994 dated November 10, 1994.
10.16         Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company's Form S-8
              Registration Statement (Registration No. 33-95062).
10.17         First Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance
              Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit 10.21 to the
              Company's Form 10-K for the year ending December 31, 1994 dated March 28, 1995.
10.18         Form of Stock Purchase Agreement dated May 1995 between Registrant and various parties to purchase 1,570,000 shares of common stock. Incorporated by reference to Exhibit 10.22 to the Company's
              Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.
10.19         Form of Registration Rights Agreement dated May 1995 between Registrant and various parties. Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated
              August 11, 1995.
10.20         Form of Stock Purchase Agreement dated March 22, 1996 among Registrant and certain investors to purchase
              1,000,000 shares of common stock. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated March 22, 1996.
10.21         Form of Registration Rights Agreement dated March 22, 1996 among Registrant and certain investors. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated March 22, 1996.
10.22#        License Agreement, dated May 31, 1996, between Registrant and Torii Pharmaceutical Co., Ltd. ("Torii").
              Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A dated May 3, 1996 and filed August 2, 1996.
10.23#        Stock Purchase Agreement, dated May 31, 1996, between Registrant and Torii. Incorporated by reference to
              Exhibit 10.2 to the Company's Form 8-K/A dated May 3, 1996 and filed August 2, 1996.
10.24         Second Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance
              Company, Inc. for office/warehouse space.
27.1          Financial Data Schedule.

------------------------

# Confidential treatment granted.

b. Reports on Form 8-K:

    None.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BIOCRYST PHARMACEUTICALS, INC.


 DATE: MAY 12, 1997              /S/ CHARLES E. BUGG
                                -----------------------------------------------
                                CHARLES E. BUGG
                                CHAIRMAN AND CHIEF EXECUTIVE OFFICER


DATE: MAY 12, 1997              /S/ RONALD E. GRAY
                                -----------------------------------------------
                                RONALD E. GRAY
                                CHIEF FINANCIAL OFFICER AND CHIEF
                                ACCOUNTING OFFICER