Form 10-Q
period 1997-06-30
BIOCRYST PHARMACEUTICALS INC
filed 1997-08-05
CIK 882796

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

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

                       YES X   NO
                          ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,783,846 shares of the Company's Common Stock, $.01 par value, were outstanding as of August 1, 1997.

                         BIOCRYST PHARMACEUTICALS, INC.

                                     INDEX

                                    Part I. Financial Information
                                                                                                 Page No.

Item 1     Financial Statements:
           Condensed Balance Sheets--June 30, 1997 and December 31, 1996..................          3
           Condensed Statements of Operations--Three and Six Months Ended June 30, 1997
             and 1996.....................................................................          4
           Condensed Statements of Cash Flows--Six Months Ended June 30, 1997 and 1996....          5
           Notes to Condensed Financial Statements........................................          6
           Management's Discussion and Analysis of Financial Condition and Results of
Item 2       Operations...................................................................          6
                                     Part II. Other Information
Item 1     Legal Proceedings..............................................................         16
Item 2     Changes in Securities..........................................................         16
Item 3     Defaults Upon Senior Securities................................................         16
Item 4     Submission of Matters to a Vote of Security Holders............................         16
Item 5     Other Information..............................................................         16
Item 6     Exhibits and Reports on Form 8-K...............................................         17
           Signatures.....................................................................         19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       BIOCRYST PHARMACEUTICALS, INC.
                          CONDENSED BALANCE SHEETS
                     June 30, 1997 and December 31, 1996
                      (In thousands, except per share)

                                                                                               1997        1996
                           ASSETS                                                           (UNAUDITED)  (NOTE 1)
------------------------------------------------------------------------------------------  -----------  ---------
Cash and cash equivalents.................................................................   $   4,679   $   3,636
Securities held-to-maturity...............................................................      23,222      24,229
Prepaid expenses and other current assets.................................................         309         233
                                                                                            -----------  ---------
  Total current assets....................................................................      28,210      28,098
Securities held-to-maturity...............................................................       2,306       7,920
Patents...................................................................................          46
Furniture and equipment, net..............................................................       1,725       1,131
                                                                                            -----------  ---------
  Total assets............................................................................   $  32,287   $  37,149
                                                                                            -----------  ---------
                                                                                            -----------  ---------
               LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..........................................................................   $     680   $     615
Accrued expenses..........................................................................         346         241
Accrued taxes, other than income..........................................................         163         210
Accrued vacation..........................................................................         112          83
Current maturities of long-term debt......................................................           3          19
Current maturities of capital lease obligations...........................................         109         219
                                                                                            -----------  ---------
  Total current liabilities...............................................................       1,413       1,387
Capital lease obligations.................................................................          50          59
Deferred license fee......................................................................         300         300
                                                                                            -----------  ---------
  Total liabilities.......................................................................       1,763       1,746
                                                                                            -----------  ---------
Stockholders' equity:
  Convertible preferred stock, $.01 par value, shares authorized--5,000; shares issued and outstanding--none
  Common stock, $.01 par value, shares authorized--45,000; shares issued and
    outstanding--13,774 in 1997 and13,697 in 1996...........................................       138         137
  Additional paid-in capital................................................................    73,381      73,032
  Accumulated deficit.......................................................................   (42,995)    (37,766)
                                                                                            -----------  ---------
  Total stockholders' equity..............................................................      30,524      35,403
                                                                                            -----------  ---------
  Total liabilities and stockholders' equity..............................................   $  32,287   $  37,149
                                                                                            -----------  ---------
                                                                                            -----------  ---------

See accompanying notes to condensed financial statements.

                    BIOCRYST PHARMACEUTICALS, INC.
                  CONDENSED STATEMENTS OF OPERATIONS
                 Periods Ended June 30, 1997 and 1996
                   (In thousands, except per share)

                                                                                THREE
                                                                                MONTHS              SIX MONTHS
                                                                         --------------------  --------------------
                                                                           1997       1996       1997       1996
                                                                         ---------  ---------  ---------  ---------
Collaborative and other research and development.......................  $   1,000  $   1,500  $   1,000  $   1,521
Interest and other.....................................................        427        241        879        388
                                                                         ---------  ---------  ---------  ---------
  Revenues.............................................................      1,427      1,741      1,879      1,909
                                                                         ---------  ---------  ---------  ---------
Research and development...............................................      2,521      1,863      5,431      3,414
General and administrative.............................................        974      1,062      1,647      1,563
Interest...............................................................         12         27         30         56
                                                                         ---------  ---------  ---------  ---------
  Expenses.............................................................      3,507      2,952      7,108      5,033
                                                                         ---------  ---------  ---------  ---------
Net loss...............................................................  $  (2,080) $  (1,211) $  (5,229) $  (3,124)
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Net loss per share (Note 2)............................................  $    (.15) $    (.11) $    (.38) $    (.31)
Weighted average shares outstanding (Note 2)...........................     13,773     10,571     13,761     10,096

See accompanying notes to condensed financial statements.

                  BIOCRYST PHARMACEUTICALS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
            Six Months Ended June 30, 1997 and 1996
                        (In thousands)

                                                                                                 1997       1996
                                                                                               ---------  ---------
Operating activities
Net loss.....................................................................................  $  (5,229) $  (3,124)
Depreciation and amortization................................................................        315        265
Non-monetary compensation....................................................................         76
Changes in operating assets and liabilities, net.............................................         29        (80)
                                                                                               ---------  ---------
  Net cash used by operating activities......................................................     (4,809)    (2,939)
                                                                                               ---------  ---------
Investing activities
Purchases of furniture and equipment.........................................................       (909)      (130)
Purchase of marketable securities............................................................     (2,271)   (10,579)
Maturities of marketable securities..........................................................      8,892      4,317
                                                                                               ---------  ---------
  Net cash provided/(used) by investing activities...........................................      5,712     (6,392)
                                                                                               ---------  ---------
Financing activities
Principal payments on debt and capital lease obligations.....................................       (175)      (131)
Proceeds of sale/leaseback...................................................................         41
Proceeds from sale of common stock, net of issuance cost.....................................        274      9,600
                                                                                               ---------  ---------
  Net cash provided by financing activities..................................................        140      9,469
                                                                                               ---------  ---------
Increase in cash and cash equivalents........................................................      1,043        138
Cash and cash equivalents at beginning of period.............................................      3,636      6,135
                                                                                               ---------  ---------
Cash and cash equivalents at end of period...................................................  $   4,679  $   6,273
                                                                                               ---------  ---------
                                                                                               ---------  ---------

See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PREPARATION

The condensed balance sheet as of June 30, 1997 and the condensed statements of operations and cash flows for the six months ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles by the Company and have not been audited. Such financial statements reflect all adjustments which are, in management's opinion, necessary to present fairly, in all material respects, the financial position at June 30, 1997 and the results of operations and cash flows for the six months ended June 30, 1997 and 1996. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 1996 and the notes thereto included in the Company's 1996 Annual Report. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 1996 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

NOTE 2. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares (from unexercised stock options and warrants) have been excluded from the computation as their effect is anti-dilutive. Because of this exclusion in computing net loss per share, the adoption of Statement of Financial Accounting Standards No. 128, Earnings per Share, is not expected to have a material impact to the Company's reporting in 1998.

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

Results of Operations (first six months of 1997 compared to the first six months of 1996)

Revenues decreased 1.6% to $1,879,000 in the first six months of 1997 from $1,909,000 in the first six months of 1996. The increase in interest income, primarily due to investing the proceeds from the Company's public offering in September 1996, was offset by a decrease in collaborative and other research and development, primarily due to the first milestone payment in 1997 being less than the initial collaboration payment in 1996 from Torii Pharmaceutical Co., Ltd. ("Torii").

Research and development expenses increased 59.1% to $5,431,000 in the first six months of 1997 from $3,414,000 in the first six months of 1996. The increase is primarily attributable to an increase in costs associated with conducting additional clinical trials (the Company is currently conducting two Phase III trials which are larger and more expensive than previous trials the Company has conducted). Personnel costs also increased, generally due to adding additional personnel, along with an increased use of consultants to assist with the Phase III trial results.

General and administrative expenses increased 5.4% to $1,647,000 in the first six months of 1997 from $1,563,000 in the first six months of 1996. The increase was in several categories, including increased personnel costs and the fact that 1996 expenses were reduced by the reversal of a liability recorded in 1995 for use taxes assessed that the Company successfully contested in 1996, which was offset by decreased fees and taxes on the Torii license in 1996 versus the fees and taxes on the Torii milestone in 1997.

Interest expense decreased 46.4% to $30,000 in the first six months of 1997 from $56,000 in the first six months of 1996. The decrease is due to a decline in capitalized lease obligations, along with long-term debt, resulting in lesser interest expense. The Company obtained most of its leases in connection with the move to its new facilities in April 1992.

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

At June 30, 1997, the Company's cash, cash equivalents and securities held-to-maturity were $30.2 million, a decrease of $5.5 million from December 31,1996 principally due to the net loss for the six months ended June 30, 1997.

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

At December 31, 1996, the Company had long-term capital lease and operating lease obligations which provide for aggregate minimum payments of $434,561 in 1997, $205,233 in 1998 and $148,395 in 1999. The Company is required to expend $6.0 million, of which approximately $3.7 million was expended through June 30, 1997, over a period coinciding with funding by the Company to The University of Alabama at Birmingham ("UAB") on its influenza neuraminidase project in order to maintain a worldwide license from UAB.

    The Company entered into an exclusive license agreement with Torii under which Torii paid the Company $1.5 million in license fees and made a $1.5 million equity investment in the Company in 1996. A milestone payment of $1.0 million was made in April 1997. While the license agreement provides for potential milestone payments of up to $18.0 million and royalties on future sales of licensed products in Japan, there can be no assurance that Torii will continue to develop the product in Japan or that if it does so that it will result in meeting the milestones or achieving future sales of licensed products in Japan.

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

Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

Early Stage of Development; Uncertainty of Product Development;
Technological Uncertainty

BioCryst is at an early stage of development. All of the Company's compounds are in research and development, and no revenues have been generated from sales of its compounds. It will be a number of years, if ever, before the Company will recognize significant revenues from product sales or royalties. To date, most of the Company's resources have been dedicated to the research and development of pharmaceutical compounds based upon its purine nucleoside phosphorylase ("PNP") program for the treatment of T-cell proliferative diseases and disorders and for the development of inhibitors of influenza neuraminidase and enzymes and proteins involved in the complement cascade. The Company is conducting preclinical and clinical studies with its lead drug, BCX-34, and results from these studies may not support future human clinical testing or further development of the compound. T-cell proliferative diseases, as well as the other disease indications the Company is studying, are highly complex and their causes are not fully known. The Company's compounds under development will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical testing prior to submission of any regulatory application for commercial use. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse side effects or inadequate therapeutic efficacy could slow or prevent product development efforts and have a material adverse effect on the Company. BioCryst's lead drug, BCX-34, reversibly inhibits T-cell activity, an essential component of the human immune system. In addition to any direct toxicities or side effects the drug may cause, BCX-34, while inhibiting T-cells, may compromise the immune system's ability to fight infection. Although the Company will monitor immunosuppression during drug dosing, there can be no assurance that the drug will not cause irreversible immunosuppression. There can be no assurance that the Company's research or product development efforts as to any particular compound will be successfully completed, that the compounds currently under development will be safe or efficacious, that required regulatory approvals can be obtained, that products can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed or will be accepted by patients, health care providers and third-party payors. Few drugs discovered by use of structure-based drug design have been successfully developed, approved by the FDA or marketed. Within the pharmaceutical industry, treatment of the disease indications being pursued by the Company, especially T-cell proliferative diseases such as Cutaneous T-Cell Lymphoma ("CTCL") and psoriasis, have proven difficult. There can be no assurance that drugs resulting from the approach of structure-based drug design employed by the Company will overcome the difficulties of drug discovery and development or result in commercially successful products.

UNCERTAINTY ASSOCIATED WITH PRECLINICAL AND CLINICAL TESTING

Before obtaining regulatory approvals for the commercial sale of any of its products, BioCryst must undertake extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. The Company has limited experience in conducting clinical trials. To date, the Company has conducted initial preclinical testing of certain of its compounds and is testing topical and oral formulations of BCX-34 in various clinical trials. The results of initial preclinical and clinical testing of compounds under development by the Company are neither necessarily predictive of results that will be obtained from subsequent or more extensive preclinical and clinical testing nor necessarily acceptable to the FDA to support applications for marketing permits. Even if the results of subsequent clinical tests are positive, products, if any, resulting from the Company's research and development programs are not likely to be commercially available for several years. Additionally, the Company has made and may in the future make changes to the formulation of its drugs and/or to the processes for manufacturing its drugs. Any such future changes in formulation or manufacturing processes could result in delays in conducting further preclinical and clinical testing, in unexpected adverse events in further preclinical and clinical testing, and/or in additional development expenses. Furthermore, there can be no assurance that clinical studies of products under development will be acceptable to the FDA or demonstrate the safety and efficacy of such products at all or to the extent necessary to obtain regulatory approvals of such products. The Company's Phase II trial with topical BCX-34 for the treatment of psoriasis completed in April 1996 did not achieve a statistically significant outcome. Companies in the industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to comply with data integrity (Good Clinical Practice ("GCP")) requirements or to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product, and would have a material adverse effect on the Company.

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

In June 1995 the Company notified the FDA that it had submitted incorrect efficacy data to the FDA pertaining to its Phase II dose-ranging studies of BCX-34 for CTCL and psoriasis. The FDA inspected the Company in November 1995 in relation to a study involving the topical application of BCX-34 concluded in early 1995, and in June 1996 the FDA inspected the Company and one of its clinical sites in relation to a Phase II dose-ranging study of BCX-34 for CTCL and a Phase II dose ranging study for psoriasis, both of which were concluded in early 1995. After each inspection, the FDA issued to the Company a Form FDA 483 setting forth certain deficient GCP procedures followed by the Company, some of which resulted in submission to the FDA of efficacy data which reported false statistical significance. The FDA also issued a Form FDA 483 to the principal investigator at one of the Company's clinical sites citing numerous significant deficiencies in the conduct of the Phase II dose-ranging studies of BCX-34 for CTCL and psoriasis. These deficiencies included improper delegations of authority by the principal investigator, failures to follow the protocols, institutional review board deviations, and discrepancies or deficiencies in documentation and reporting. The CTCL and the psoriasis dose-ranging Phase II clinical trials did not result in an overall statistically significant drug effect and as a result of the FDA inspections the FDA may not accept data from these studies. As a consequence of the FDA inspections and such resulting Form FDA 483s, the Company's ongoing clinical studies, and in particular, the Phase III trial with topical BCX-34 for CTCL, are likely to receive increased scrutiny since the same clinical site which received the Form FDA 483 is involved in that trial; this may delay the regulatory review process or require the Company to increase the number of patients at other sites to obtain approval (which can not be assured on a timely basis or at all). The Company has adjusted certain of its procedures, but there can be no assurance that the FDA will find such adjustments to be in compliance with FDA requirements or that, even if it does find such adjustments to be in compliance, it will not seek to impose administrative, civil or other sanctions in connection with the earlier studies. Administrative sanctions could include refusing to accept earlier studies and requiring the Company to repeat one or more clinical studies, which would be the only studies the FDA would accept for purposes of substantive scientific review of any New Drug Application ("NDA") by the agency.

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

History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

BioCryst, to date, has generated no revenue from product sales and has incurred losses since its inception. As of June 30, 1997, the Company's accumulated deficit was approximately $38.8 million. Losses have resulted principally from costs incurred in research activities aimed at discovering, designing and developing the Company's pharmaceutical product candidates and from general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from collaborative arrangements, licenses, research grants and from interest income. The Company expects to incur significant additional operating losses over the next several years and expects such losses to increase as the Company's research and development and clinical trial efforts expand. The Company's ability to achieve profitability depends upon its ability to develop drugs and to obtain regulatory approval for its products, to enter into agreements for product development, manufacturing and commercialization, and to develop the capacity to manufacture, market and sell its products. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

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

COMPETITION

The Company is engaged in the pharmaceutical industry, which is characterized by extensive research efforts, rapid technological progress and intense competition. There are many public and private companies, including well-known pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions, engaged in developing synthetic pharmaceuticals and biotechnological products for human therapeutic applications that represent significant competition to the Company. Existing products and therapies and improvements thereto will compete directly with products the Company is seeking to develop and market, and the Company is aware that other companies or institutions are pursuing development of new drugs and technologies directly targeted at applications for which the Company is developing its drug compounds. Many of the Company's competitors have substantially greater financial and technical resources and production and marketing capabilities and experience than does the Company. The Company has granted Novartis Pharmaceuticals Corporation, formerly Ciba-Geigy Corporation, ("Novartis"), a worldwide exclusive license to several compounds in the Company's sixth group of PNP inhibitors. Such arrangement with Novartis does not include BCX-34 or most of the Company's other compounds. No assurance can be given that Novartis will or will not develop compounds under such arrangements, will be able to obtain FDA approval for any licensed compounds, that any such licensed compounds if so approved will be able to be commercialized successfully, or that the Company will realize any revenues pursuant to such arrangements. If commercialized, these compounds could compete directly against other compounds, including BCX-34, being developed by the Company.

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

Dependence on Collaborative Partners; Relationship with The University of Alabama at Birmingham

The Company's strategy for research, development and commercialization of certain of its products is to rely in part upon various arrangements with corporate partners, licensees and others. As a result, the Company's products are dependent in large part upon the subsequent success of such third parties in performing preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and marketing. The Company entered into an exclusive license agreement with Torii in May 1996 to develop, manufacture and commercialize in Japan BCX-34 and certain other PNP inhibitor compounds for three indications. The Company has also entered into collaborative arrangements with Novartis and intends to pursue additional collaborations in the future. There can be no assurance that the Company will be able to negotiate additional acceptable collaborative arrangements or that such arrangements will be successful. No assurance can be given that the Company's collaborative partners will be able to obtain FDA approval for any licensed compounds, that any such licensed compounds, if so approved, will be able to be commercialized successfully, or that the Company will realize any revenues pursuant to such arrangements. Although the Company believes that parties to collaborative arrangements generally have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources which they devote to these activities are not within the control of the Company. There can be no assurance that such parties will perform their obligations as expected or that current or potential collaborators will not pursue treatments for other diseases or seek alternative means of developing treatments for the diseases targeted by collaborative programs with the Company or that any additional revenues will be derived from such arrangements. If any of the Company's collaborators breaches or terminates its agreement with the Company or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of the product candidate or research program under such collaboration agreement may be delayed, the Company may be required to undertake unforeseen additional responsibilities or to devote unforeseen additional resources to such development or commercialization, or such development or commercialization could be terminated. The termination or cancellation of collaborative arrangements could also adversely affect the Company's financial condition, intellectual property position and operations.
In addition, disagreements between collaborators and the Company have in the past and could in the future lead to delays in the collaborative research, development or commercialization of certain product candidates, or could require or result in legal process or arbitration for resolution. These consequences could be time-consuming, expensive and could have material adverse effects on the Company.

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

UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

The Company's success will depend in part on its ability to obtain and enforce patent protection for its products, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties, both in the United States and in other countries. In the absence of patent protection, the Company's business may be adversely affected by competitors who develop substantially equivalent technology. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. To date, the Company has been issued seven United States patents related to its PNP inhibitor compounds. One of these compounds is under a patent issued to Warner-Lambert Company ("Warner-Lambert") and the Company may require a license from Warner-Lambert to market a product containing one or both of these compounds. The Company has the right of first refusal to negotiate a license from Warner-Lambert for that compound, however, there can be no assurance that such a license would be available or obtainable on terms acceptable to the Company. One patent application relating to an additional PNP inhibitor compound is pending at the U.S.
Patent and Trademark Office ("PTO"). A patent has also been issued by the PTO on a new process to prepare BCX-34 and other PNP inhibitors and an additional patent has been filed for another new process to prepare BCX-34 and other PNP inhibitors. In addition, one patent has issued by the PTO and two patent applications have been filed with the PTO relating to inhibitors of influenza neuraminidase. Also, two provisional United States patents have been filed with the PTO on complement inhibitors. The Company has filed certain corresponding foreign patent applications and intends to file additional foreign patent applications and additional United States patent applications, as appropriate. There can be no assurance that patents will be issued from such applications, that the Company will develop additional products that are patentable or that present or future patents will provide sufficient protection to the Company's present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information, design around the Company's patents or obtain access to the Company's know-how or that others will not successfully challenge the validity of the Company's patents or be issued patents which may prevent the sale of one or more of the Company's product candidates, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Legal standards relating to the scope of claims and the validity of patents in the fields in which the Company is pursuing research and development are still evolving, are highly uncertain and involve complex legal and factual issues. No assurance can be given as to the degree of protection or competitive advantage any patents issued to the Company will afford, the validity of any such patents or the Company's ability to avoid infringing any patents issued to others. Further, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed by the products of others. Litigation and other proceedings involving the defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease any related research and development activities or sales.

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

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    (a) The Company's annual meeting of stockholders was held on May 14, 1997.

    (b) Messrs. Bennett, Horovitz, Spencer and Steer were reelected as directors for three-year terms expiring in 2000. Messrs. Bugg, Featheringill, Gee, Montgomery, Rosenwald and Sherrill continue as directors.

    (c) Motions before stockholders:

           1. ELECTION OF FOUR DIRECTORS AS FOLLOWS -

                                                                         VOTES
NAME                                                     VOTES FOR      AGAINST        ABSTENTIONS        BROKER NON-VOTES
------------------------------------------------------  ------------  ------------  -----------------  -----------------------
J. Claude Bennett, M.D................................    11,670,297      350,479               0                     0
Zola P. Horovitz, Ph.D................................    11,670,297      350,479               0                     0
William M. Spencer, III...............................    11,670,297      350,479               0                     0
Randolph C. Steer, M.D., Ph.D.........................    11,670,297      350,479               0                     0

           2. Resolution approving the amendment of 1991 Stock Option Plan of the Corporation and reserving additional shares of the Common Stock for issuance thereunder -

                              VOTES
               VOTES FOR     AGAINST     ABSTENTIONS  BROKER NON-VOTES
               ----------  ------------  -----------  ----------------
                8,415,034     1,001,771       54,420        2,549,551


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

     10.1  1991 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 99.1 to the
           Company's Form S-8 Registration Statement (Registration No. 333-30751).

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

     10.6  Fourth Amended and Restated Registration Rights Agreement among the Registrant and certain securityholders. Incorporated by reference to Exhibit 10.35 to the Company's Form S-1 Registration
           Statement (Registration No. 33-73868).

     10.7  Common Stock Purchase Warrants issued in connection with the issuance of Series B Convertible Preferred
           Stock. Incorporated by reference to Exhibit 10.36 to the Company's Form S-1 Registration Statement
           (Registration No. 33-73868).

     10.8  Common Stock Purchase Warrants dated December 7, 1993 to purchase 49,400 shares of Common Stock issued to each of John Pappajohn, Lindsay A. Rosenwald and William M. Spencer. Incorporated by reference to
           Exhibit 10.37 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

     10.9  Employment Agreement dated December 17 1996 between the Registrant and Charles E. Bugg, Ph.D.
           Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended
           December 31, 1996 dated March 28, 1997.

    10.10  Employment Agreement dated December 18, 1996 between the Registrant and J. Claude Bennett. Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1996 dated
           March 28, 1997.

    10.11# License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the
           Registrant. Incorporated by reference to Exhibit 10.40 to the Company's Form S-1 Registration Statement
           (Registration No. 33-73868).

    10.12  Registration Rights Agreement dated September 21, 1994 between Registrant and Bernard B. Levine.
           Incorporated by reference Exhibit 10.3 to the Company's Form 10-Q for the third quarter ending September
           30, 1994 dated November 10, 1994.

    10.13  Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company's Form S-8
           Registration Statement (Registration No. 33-95062).



    10.14  First Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc.
           for office/warehouse space. Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ending December 31, 1994 dated March 28, 1995.

    10.15  Form of Stock Purchase Agreement dated May 1995 between Registrant and various parties to purchase
           1,570,000 shares of common stock. Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

    10.16  Form of Registration Rights Agreement dated May 1995 between Registrant and various parties.
           Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the second quarter ending June
           30, 1995 dated August 11, 1995.

    10.17  Form of Stock Purchase Agreement dated March 22, 1996 among Registrant and certain investors to purchase
           1,000,000 shares of common stock. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated March 22, 1996.

    10.18  Form of Registration Rights Agreement dated March 22, 1996 among Registrant and certain investors.
           Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated March 22, 1996.

    10.19# License Agreement, dated May 31, 1996, between Registrant and Torii Pharmaceutical Co., Ltd. ("Torii").
           Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A dated May 3, 1996 and filed August
           2, 1996.

    10.20# Stock Purchase Agreement, dated May 31, 1996, between Registrant and Torii. Incorporated by reference to
           Exhibit 10.2 to the Company's Form 8-K/A dated May 3, 1996 and filed August 2, 1996.

    10.21  Second Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc.
           for office/warehouse space.

     27.1  Financial Data Schedule.


------------------------

     # Confidential treatment granted.

     b. Reports on Form 8-K:

        None.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIOCRYST PHARMACEUTICALS, INC.

Date: August 5, 1997                /s/ Charles E. Bugg
                                    --------------------
                                    Charles E. Bugg
                                    Chairman and Chief Executive Officer

Date: August 5, 1997                /s/ Ronald E. Gray
                                    -------------------
                                    Ronald E. Gray
                                    Chief Financial Officer and Chief Accounting
                                    Officer