Form 10-K
period 1997-12-31
BIOCRYST PHARMACEUTICALS INC
filed 1998-03-24
CIK 882796

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934. For the fiscal year ended December 31, 1997

                                       OR

     | | Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

              For the transition period from _________ to ________.

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | |.

While it is difficult to determine the number of shares owned by non-affiliates, the Registrant estimates that the aggregate market value of the Common Stock on March 22, 1998 (based upon the closing price shown on the Nasdaq National Market on March 20, 1998) held by non-affiliates was approximately $77,526,188. For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the Registrant.

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of March 22, 1998 was 13,940,210 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

                                ITEM 1. BUSINESS

General

BioCryst Pharmaceuticals, Inc. ("BioCryst" or the "Company") is an emerging pharmaceutical company using structure-based drug design to discover and design novel, small-molecule pharmaceutical products for the treatment of immunological and infectious diseases and disorders. The Company believes that structure-based drug design, by precisely designing compounds to fit the active site of target proteins, offers the potential for developing drugs for many indications that have improved efficacy and fewer side effects than currently marketed drugs for the same indications. The Company is conducting four clinical trials with its lead drug, BCX-34, including a Phase I/II trial with an oral formulation for cutaneous T-cell lymphoma ("CTCL"), a Phase I/II trial with an oral formulation for psoriasis, a Phase I/II trial with an oral formulation for HIV and a Phase I/II trial with an ointment formulation for psoriasis. BioCryst has additional drug discovery projects underway using its structure-based drug design technologies to develop inhibitors of influenza neuraminidase and enzymes and proteins involved in the complement cascade, which is implicated in several major inflammatory conditions. The Company has selected a lead compound, BCX-1470, for its serine protease inhibitor in its complement cascade project and is testing several neuraminidase inhibitors to further assess the compounds' oral activity against influenza A and influenza B. One of the elements of the Company's strategic plan is to leverage its clinical progress by entering into pharmaceutical collaborations with drug companies in major world markets. BioCryst entered into an exclusive license agreement with Torii Pharmaceutical Co., Ltd. ("Torii"), a Japanese pharmaceutical company, for the development and commercialization in Japan of BCX-34 and certain other purine nucleoside phosphorylase ("PNP") inhibitor compounds. PNP is an enzyme believed to be involved in T-cell proliferation.

BioCryst's lead immunological drug program targets T-cell proliferative disorders, which arise when T-cells, immune system cells that normally fight infection, attack normal body cells or multiply uncontrollably. These disorders are varied and include CTCL (a severe form of cancer), psoriasis, transplant rejection and certain autoimmune diseases. BioCryst has designed and synthesized several chemically distinct classes of compounds which inhibit PNP.

The Company has completed seven Phase I clinical trials, four Phase I/II clinical trials, six Phase II clinical trials and two Phase III clinical trials with topical BCX-34 and has completed three Phase I trials with oral and intravenous formulations of the drug and one Phase I/II clinical trial with an oral formulation of the drug and is conducting three Phase I/II clinical trials with an oral formulation of BCX-34. BCX-34 has been tested in over 670 subjects, and no significant drug-related side effects have been observed. While the Phase III clinical trials with topical BCX-34 for the treatment of CTCL and psoriasis did not demonstrate statistical efficacy and resulted in cessation of further development of a topical cream formulation. The Company is continuing its PNP inhibitor program for the oral and ointment formulations of BCX-34. In addition, the Company has initiated preclinical studies using an ophthalmic formulation of BCX-34 for potential use in treating uveitis, Sjogren's syndrome and corneal transplant rejection.

BioCryst's scientists include recognized world leaders in the fields of X-ray crystallography and medicinal chemistry, two core disciplines associated with structure-based drug design. The Company has certain collaborative arrangements with The University of Alabama at Birmingham ("UAB"), which has one of the leading X-ray crystallography centers in the world and has been successful in characterizing a significant number of medically relevant protein targets. The Company believes, based upon its scientific staff and management, the number of compounds it has designed and its clinical development program, that it is a leader in the practical application of structure-based drug design.

In May 1996, the Company entered into an agreement pursuant to which it granted Torii an exclusive license, with the right to sublicense, to develop, manufacture and commercialize BCX-34 and certain other PNP inhibitor compounds in Japan for the treatment of rheumatoid arthritis, T-cell cancers (including
CTCL) and atopic dermatitis. Upon entering into the agreement, Torii paid the Company $1.5 million in license fees and made a $1.5 million equity investment in the Company, purchasing 76,608 shares of Common Stock at a purchase price of $19.58 per share. A milestone payment of $1 million was paid the Company by Torii in 1997. In order for Torii to maintain its licensing rights, it is obligated to make payments to the Company of up to $18 million upon the achievement of specified development milestones. Torii is responsible for all development, regulatory and commercialization expenses in Japan and is obligated to pay royalties to the Company on sales of licensed products in Japan. The agreement will remain in effect, unless earlier terminated, until the last to expire of any patent rights licensed under the agreement, or in the event no patents issue, for twenty years from May 31, 1996. The agreement is subject to termination by Torii at any time and by the Company in certain circumstances, including any material breaches of the agreement by Torii. Pursuant to the agreement, Torii may negotiate a license with the Company to develop BCX-34 and certain other PNP inhibitor compounds for additional indications.

Products in Development

The following table summarizes BioCryst's development projects as of February 28, 1997:

          PROGRAM/                           INDICATION/             DELIVERY         STAGE OF
          COMPOUND                           APPLICATION               FORM          DEVELOPMENT
          --------                           -----------               ----          -----------
PNP Inhibitors (BCX-34)             CTCL                           Oral              Phase I/II
                                    Psoriasis                      Oral              Phase I/II
                                                                   Ointment          Phase I/II
                                    HIV                            Oral              Phase I/II
                                    Rheumatoid arthritis           Oral              Preclinical
                                    Transplant rejection           Oral              Preclinical
                                    Ophthalmic diseases and
                                    disorders                      Ophthalmic        Preclinical
Influenza Neuraminidase Inhibitors  Influenza                      Oral              Preclinical
Complement Inhibitors (BCX-1470)    Cardiopulmonary bypass surgery Intravenous/Oral  Phase I

----------
See "-Government Regulation" for a description of drug development phases and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities" for a discussion of certain factors that can adversely affect the Company's drug development programs.

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

BioCryst has designed and synthesized several chemically distinct classes of small molecule compounds (seven of which have been patented in the United States) which inhibit the PNP enzyme. In in vitro preclinical studies, the Company's PNP inhibitor compounds selectively and potently suppressed human T-cells associated with certain T-cell proliferative disorders. One member of a patented class of PNP inhibitor compounds, BCX-34, which was designed and developed by BioCryst, to date has undergone clinical trials as a potential treatment for a number of T-cell proliferative diseases and related disorders. The Company is in the clinical stage of development of an oral formulation of BCX-34 and is in the preclinical stage of development of an ophthalmic formulation. Additionally, the Company has an intravenous formulation for future development. An orally deliverable product may allow systemic application of the drug in diseases that either cannot be treated topically or can be treated more successfully with an oral formulation. An ophthalmic formulation in the form of eye droplets may be most suitable for treating certain ophthalmic indications as a result of being able to directly administer the drug to the eye. An intravenous formulation may allow more precise dosage control and direct systemic application into the bloodstream and may permit usage of BCX-34 where other methods of delivery may not be suitable.

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

The Company completed a Phase I oral and intravenous trial of BCX-34 in May 1995. In this trial, three CTCL patients received a single intravenous dose, followed a week later by a single oral dose, followed three weeks later by five-day consecutive oral dosing. This pharmacology study suggested that BCX-34 is well tolerated systemically and that the drug is highly bioavailable in humans. In late 1995, the Company initiated a Phase I/II dose escalation oral trial in CTCL and other T-cell cancer patients. This is an open label trial designed to provide safety and pharmacokinetic data on BCX-34 as well as provide potential efficacy data. As of December 31, 1997, 30 patients have been enrolled and dosed in this study, and preliminary data indicate biological activity.

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

The Company has initiated Phase I/II clinical trials with an ointment and an oral formulation BCX-34 for the treatment of psoriasis.

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

A new approach to HIV drug research focuses on the T-cell host rather than the virus. It is believed that while resting, nondividing CD4 T-cells can be infected by the virus, the virus does not multiply. Since T-cell activation and growth appear to be essential for virus replication, a treatment which inhibits T-cell growth might decrease the overall viral burden. The Company believes, based in part upon preliminary preclinical in vitro tests, that BCX-34 could potentially be useful in treating HIV-infected patients by reversibly inhibiting the growth of infected T-cells. The Company, in collaboratation with researchers at the UAB Center for AIDS Research on the design, has initiated a Phase I/II clinical trial with an oral formulation of BCX-34 for the treatment of HIV.

Rheumatoid Arthritis. Rheumatoid arthritis is an autoimmune disease that involves inflammation of the membranes lining joints, causing joint pain, swelling, and deformities. According to a scientific journal, it is estimated that approximately 1% to 2% of the U.S. adult population is afflicted with rheumatoid arthritis. There are many drugs used to treat the disease, but such drug treatments only alleviate the symptoms of rheumatoid arthritis. The Company believes T-cell controlling agents, such as PNP inhibitors and specifically an oral formulation of BCX-34, offer promise as a potential drug treatment for rheumatoid arthritis. Among other potential competitors, Novartis Pharmaceuticals Corporation, formerly Ciba-Geigy Corporation, ("Novartis") has rights to develop a group of PNP inhibitors, excluding BCX-34, licensed from BioCryst, with potential application in the treatment of rheumatoid arthritis.

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

Ophthalmic Diseases and Disorders. There are a number of inflammatory diseases of the eye that involve T-cells. A leading ophthalmic inflammatory disease is uveitis, which is characterized by eye swelling, ocular accumulation of fatty deposits and impaired vision. The most severe cases of uveitis, such as Behcet's syndrome and Vogt-Koyanagi-Harada syndrome, may result in blindness. Clinical studies conducted by third parties with currently approved immunosuppressants support the idea that T-cells participate in the pathogenesis of these diseases and that oral and ophthalmic formulations of BCX-34 may potentially be efficacious in treating these diseases. The Company is in the preclinical stage of development of an ophthalmic formulation of BCX-34 for direct delivery of the drug to the eye in treating uveitis, Sjogren's syndrome and corneal transplant rejection.

Influenza Neuraminidase Inhibitors

Influenza is a viral disease which is particularly dangerous to the very young, the elderly and debilitated patients and those who have suppressed immune systems. The CDC estimates that approximately 10% to 20% of the U.S. population is infected with influenza during most influenza seasons. The current standard for preventing flu is by vaccination, which is of limited benefit as vaccines are designed to resist a specific flu strain. No satisfactory treatment currently exists. Since the early 1980's, UAB scientists have been investigating the active site and function of the enzyme influenza neuraminidase. Influenza neuraminidase is an enzyme on the surface of the influenza virus which is associated with the spread of influenza and is believed to permit the influenza virus to invade human cells. Scientists at UAB and the Company have characterized the molecular structure of influenza neuraminidase and have initiated the design and synthesis of specific inhibitors. Research at UAB and the Company to date indicates that the active site for influenza neuraminidase remains substantially unchanged for the major strains of influenza. The Company believes that a neuraminidase inhibitor may be useful as a treatment for influenza and is in the preclinical stage of development of inhibitors of influenza neuraminidase. Funded in part by a National Institutes of Health ("NIH") Phase I Small Business Innovation Research ("SBIR") grant and a State of Alabama grant, the Company has developed lead compounds which in in vitro studies have indicated inhibition of influenza neuraminidase. The Company is currently assessing several influenza inhibitor compounds for oral activity against influenza A and influenza B. At least two major pharmaceutical companies are engaged in clinical studies of influenza neuraminidase inhibitor compounds intended to treat influenza, and the Company believes that several other pharmaceutical companies are engaged in research to design or discover inhibitors of influenza neuraminidase.

Complement Inhibitors

The human body is equipped with immunological defense mechanisms to respond aggressively to infection or injury. One of these mechanisms, called complement, is a system of functionally linked proteins that interact with one another in a highly regulated manner. The complement system functions as a "cascade." Once an activator of the system converts an inactive enzyme to an active enzyme, the activated enzyme activates more proteins at the next stage, which in turn activates other proteins. This mechanism, if inappropriately activated, can cause acute medical reactions, including inflammatory reactions that accompany hemodialysis, myocardial infarction, bypass surgery and post heart attack reperfusion injury. There are two pathways of complement activation, the classical pathway and the alternative pathway. The classical pathway is usually initiated by antigen-antibody complexes, while the alternative pathway is activated by bacterial, viral and parasite cell surfaces.

Due to the biochemical mechanism of the complement cascade, BioCryst believes complement inhibitors may have therapeutic applications in several acute and chronic immunological disorders. BioCryst is focusing its research efforts on designing enzyme inhibitors to limit the rapid and aggressive damage caused by the complement cascade. The Company is initially focusing on designing inhibitors for Factor D and Factor B, enzymes playing a role in the alternative pathway, and the enzyme C1s, which plays a role in the classical pathway. Working with UAB scientists and funded in part by SBIR grants from the NIH, BioCryst has characterized the three-dimensional structure of Factor D and has developed various assay systems for screening complement inhibitors. The Company is performing preclinical studies with certain inhibitors it has designed and synthesized. A serine protease inhibitor, BCX-1470, has been selected by the Company for evaluation in patients receiving heparin during cardiopulmonary bypass surgery. Preclinical results have shown that BCX-1470 and related compounds can block key blood enzymes, known as serine proteases, responsible for excessive bleeding and inflammatory damage related to cardiopulmonary bypass surgery. The Company filed an Investigational New Drug ("IND") in January 1998 with respect to the use of an intravenous formulation of BCX-1470 in connection with cardiopulmonary bypass surgery and started a Phase I clinical trial in February 1998. The Company continues to design additional inhibitors. The Company has a collaboration agreement to use combinatorial chemistry to help identify certain inhibitors. See "Research and Development - 3-Dimensional Pharmaceuticals."

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

This reiterative analysis and compound modification are possible because of the structural data obtained by X-ray crystallographic analysis at each stage. This capability renders structure-based drug design a powerful tool for rapid and efficient development of drugs that are highly specific for particular protein target sites.

Research and Development

General

BioCryst initiated its research and development program in 1986, with drug synthesis beginning in 1987. The Company has assembled a scientific research staff with expertise in a broad base of advanced research technologies including protein biochemistry, X-ray crystallography, chemistry and pharmacology. Of the Company's 55 employees at March 15, 1998, 41 were employed in its research and development, preclinical studies and clinical trials programs. The Company's staff includes 19 persons with Ph.D. or M.D. degrees.

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

During the years ended December 31, 1995, 1996 and 1997, the Company spent an aggregate of $25,270,777 on research and development. Of that amount, $7,107,249 was spent in 1995, $7,586,159 was spent in 1996 and $10,577,369 was sent in 1997. Approximately $13,682,948 of that amount was spent on in-house research and development and $11,587,829 was spent on contract research and development.

Torii

In May 1996, the Company entered into an agreement pursuant to which it granted Torii an exclusive license, with the right to sublicense, to develop, manufacture and commercialize BCX-34 and certain other PNP inhibitor compounds in Japan for the treatment of rheumatoid arthritis, T-cell cancers (including
CTCL) and atopic dermatitis. Upon entering into the agreement, Torii paid the Company $1.5 million in license fees and made a $1.5 million equity investment in the Company, purchasing 76,608 shares of Common Stock at a purchase price of $19.58 per share. A milestone payment of $1 million was made in 1997. In order for Torii to maintain its licensing rights, it is obligated to make payments to the Company of up to $18 million upon the achievement of specified development milestones. Torii is responsible for all development, regulatory and commercialization expenses in Japan and is obligated to pay royalties to the Company on sales of licensed products in Japan. The agreement will remain in effect, unless earlier terminated, until the last to expire of any patent rights licensed under the agreement, or in the event no patents issue, for twenty years from May 31, 1996. The agreement is subject to termination by Torii at any time and by the Company in certain circumstances, including any material breaches of the agreement by Torii. Pursuant to the agreement, Torii may negotiate a license with the Company to develop BCX-34 and certain other PNP inhibitor compounds for additional indications.

3-Dimensional Pharmaceuticals

In October 1996, the Company signed an agreement with 3-Dimensional Pharmaceuticals, Inc. ("3DP") of Exton, Pennsylvania, under which the companies will share resources and technology to expedite the identification of inhibitors of key serine protease enzymes which represent promising targets for inhibition of complement activation. The agreement combines BioCryst's capabilities in structure-based drug design with the selection power of 3DP's DirectedDiversity(R), a proprietary method of directing combinatorial chemistry and high throughput screening toward specific molecular targets, used to rapidly discover and optimize new drugs. Under the terms of this agreement, the companies will be responsible for their own research costs. If compounds are discovered as a result of the collaboration, the companies will then negotiate clinical development and commercialization rights to those compounds.

UAB Collaborative Arrangements

UAB has one of the leading X-ray crystallography centers in the world with approximately 140 full-time staff members and approximately $17.7 million in research grants and contract funding in 1997. In 1986, the Company entered into an agreement with UAB which granted the Company exclusive rights to any discoveries resulting from research relating to PNP.

Since 1990, the Company has entered into several other research agreements with UAB to perform research for the Company. The agreements provide that UAB perform specific research for the Company in return for research payments and license fees. In November 1994, the Company entered into an agreement with UAB for the joint research and development relating to development of an influenza neuraminidase inhibitor. UAB has granted the Company certain rights to any discoveries in this area resulting from research previously developed by UAB or jointly developed with BioCryst. The Company has agreed to fund certain UAB research laboratories, to expend at least $6 million for the project over a period coinciding with the period the Company funds UAB's research laboratories, to pay certain royalties on sales of any resulting product and to share in future payments received from other third-party collaborators. In July 1995, the Company entered into an agreement with UAB for the joint research and development relating to Factor D inhibitors. UAB has also granted the Company certain rights to any discoveries in this area resulting from research previously developed by UAB or jointly developed with BioCryst. The Company has agreed to fund certain UAB research laboratories, to expend at least $1 million for the project over a three-year period, to pay certain royalties on sales of any resulting product and to share in future payments received from other third-party collaborators. These two agreements have initial 25-year terms (automatically renewable for five-year terms throughout the life of the last patent or extension thereof incorporating the license rights) and are terminable by the Company upon three months' notice and by UAB under certain circumstances.

BioCryst believes that due to the expertise of the faculty at UAB in the various disciplines employed by BioCryst in its structure-based drug design programs, including X-ray crystallography, and UAB's past performance in identifying and characterizing medically relevant protein targets, BioCryst's relationship with UAB is important to the success of BioCryst. No assurance can be given, however, that UAB's research will be beneficial to BioCryst or that BioCryst will be able to maintain its relationship with UAB. See Note 9 to Notes to Financial Statements.

Grants and Technology Agreements

In 1987, the Company entered into a research agreement under which BioCryst received approximately $960,000 over four years from Novartis to fund its research of PNP inhibitors and Novartis was granted certain rights to enter into various option and license agreements for PNP inhibitors. In 1990, Novartis exercised its right pursuant to which the Company granted Novartis an exclusive option to enter into a worldwide exclusive license for several of the Company's PNP inhibitor compounds. The license does not include BCX-34. Novartis signed that license agreement and paid the Company a $500,000 fee (up to $300,000 of which is refundable in certain circumstances) following patent issuance in 1993. The terms of the license also call for Novartis to make milestone payments based upon the estimated annual United States sales of the licensed products plus royalties. No assurance can be given that any additional revenues will be realized by the Company pursuant to the license. Novartis' other rights to enter into various option and license agreements for PNP inhibitors have expired. See
Note 9 to Notes to Financial Statements.

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

Patents and Proprietary Information

The Company owns or has rights to certain proprietary information, issued and allowed patents and patent applications which relate to compounds it is developing. The Company actively seeks, when appropriate, protection for its products and proprietary information by means of United States and foreign patents, trademarks and contractual arrangements. In addition, the Company plans to rely upon trade secrets and contractual arrangements to protect certain of its proprietary information and products. The Company has been issued seven United States patents which expire between 2009 to 2013 and relate to its PNP inhibitor compounds. The Company's current lead compound, BCX-34, is covered by one of the patents. This group also includes BCX-5, which may require a license from Warner-Lambert Company ("Warner-Lambert") to market a product containing this compound. The Company has the right of first refusal to negotiate a license from Warner-Lambert for that compound: however, there can be no assurance that such a license would be available or obtainable on terms acceptable to the Company. The Company has also been issued a patent by the U.S. Patent and Trademark Office ("PTO") covering the manufacturing process of its PNP inhibitors which expires in 2015 and an additional patent application has been filed for another new process to prepare BCX-34 and other PNP inhibitors. In addition, one patent has issued by the PTO which expires in 2015 and two patent applications have been filed with the PTO relating to inhibitors of influenza neuraminidase. Also, two provisional United States patent applications have been filed with the PTO on complement inhibitors. There can be no assurance that any patents will provide the Company with sufficient protection against competitive products or otherwise be commercially valuable.

The Company's success will depend in part on its ability to obtain and enforce patent protection for products developed by it, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties, both in the United States and other countries. In the absence of patent protection, the Company's business may be adversely affected by competitors who develop substantially equivalent technology. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. There can be no assurance that patents will be issued from such applications, that the Company will develop additional products that are patentable, or that present or future patents will provide sufficient protection to the Company's present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information, design around the Company's patents or obtain access to the Company's know-how, or that others will not successfully challenge the validity of the Company's patents or be issued patents which may prevent the sale of one or more of the Company's product candidates, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Legal standards relating to the scope of claims and the validity of patents in the fields in which the Company is pursuing research and development are still evolving, are highly uncertain and involve complex legal and factual issues. No assurance can be given as to the degree of protection or competitive advantage any patents issued to the Company will afford, the validity of any such patents or the Company's ability to avoid violating or infringing any patents issued to others. Further, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed by the products of others. Litigation and other proceedings involving the defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease any related research and development activities or sales.

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

The Company's research has been funded in part by SBIR or NIH grants. As a result of such funding, the United States Government has certain rights in the inventions developed with the funding. These rights include a non-exclusive, paid-up, worldwide license under such inventions for any governmental purpose. In addition, the government has the right to require the Company to grant an exclusive license under any of such inventions to a third party if the government determines that (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs or (iii) such action is necessary to meet requirements for public use under federal regulation. Federal law requires that any exclusive licensor of an invention that was partially funded by federal grants (which is the case with the subject matter of certain patents issued in the Company's name) agree that it will not grant exclusive rights to use or sell the invention in the United States unless the grantee agrees that any products embodying the invention will be manufactured substantially in the United States, although such requirement is subject to a discretionary waiver by the government. It is not expected that the government will exercise any such rights.

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

BioCryst expects to encounter significant competition for any of the pharmaceutical products it plans to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, certain pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies have announced efforts in the field of structure-based drug design and in the field of PNP inhibitors, and the Company is aware that other companies or institutions are pursuing development of new drugs and technologies directly targeted at applications for which the Company is developing its drug compounds. The Company expects that the technology for structure-based drug design will attract significant additional competitors over time. In order to compete successfully, the Company's goal is to develop proprietary positions in patented drugs for therapeutic markets which have not been satisfactorily addressed by conventional research strategies and, in the process, extend its expertise in structure-based drug design.

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

In June 1996, the FDA inspected the Company and one of its clinical sites in relation to Phase II dose-ranging studies of BCX-34 for CTCL and psoriasis, each of which was concluded in early 1995. At the conclusion of the inspection, the FDA issued to the Company a Form FDA 483 citing deficiencies relating to the monitoring of the studies and the Company's procedures for generating, archiving, and safeguarding the randomization tables used in the studies. The deficient procedures failed to prevent the use of an incorrect randomization table which ultimately resulted in the initial submission to the FDA of data which reported false statistical significance. The FDA issued a Form FDA 483 to the principal investigator at one of the Company's clinical sites, citing numerous significant deficiencies in the conduct of the Phase II dose-ranging study of BCX-34 for CTCL and psoriasis. These deficiencies included improper delegations of authority by the principal investigator, failures to follow the protocols, institutional review board deviations, and discrepancies or deficiencies in documentation and reporting. As a result of the FDA inspections, the Company has been notified that the FDA will not accept data from these studies at that clinical site. As a consequence of the FDA inspections and such resulting Form FDA 483s, the Company's ongoing clinical studies are likely to receive increased scrutiny from the FDA.

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

Human Resources

As of March 15, 1998, the Company had 55 employees, of whom 41 were engaged in research and development and 14 were in general and administrative functions. The Company's scientific staff (19 of whom hold Ph.D. or M.D. degrees) has diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, medicinal chemistry and pharmacology. The Company considers its relations with its employees to be satisfactory.

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

The Scientific Advisors and the Consultants are reimbursed for their expenses and receive nominal cash compensation in connection with their service and have been issued options and/or shares of Common Stock. The Scientific Advisors have been issued a total of 4,975 shares of Common Stock for nominal consideration and granted stock options to purchase a total of 75,000 shares of Common Stock at a weighted average exercise price of $7.37 per share. Consultants have also been granted stock options to purchase a total of 30,000 shares at a weighted average exercise price of $7.52 per share. The Scientific Advisors and the Consultants are all employed by or have consulting agreements with entities other than the Company, some of which may compete with the Company in the future. The Scientific Advisors and the Consultants are expected to devote only a small portion of their time to the business of the Company, although no specific time commitment has been established. They are not expected to participate actively in the Company's affairs or in the development of the Company's technology. Certain of the institutions with which the Scientific Advisors and the Consultants are affiliated may adopt new regulations or policies that limit the ability of the Scientific Advisors and the Consultants to consult with the Company. The loss of the services of certain of the Scientific Advisors and the Consultants could adversely affect the Company to the extent that the Company is pursuing research or development in areas of such Scientific Advisors' and Consultants' expertise. To the extent members of the Company's Scientific Advisory Board or the Consultants have consulting arrangements with or become employed by any competitor of the Company, the Company could be materially adversely affected. One member of the Scientific Advisory Board, Dr. Gordon N. Gill, is a member of the Board of Directors of the Agouron Institute. The Agouron Institute is a shareholder in, and has had contractual relationships with, Agouron Pharmaceuticals, Inc., a company utilizing core technology which is similar to the core technology employed by BioCryst.

The Scientific Advisory Board consists of the following individuals:

Name                                    Position
----                                    --------

Albert F. LoBuglio, M.D. (Chairman)..   Professor of Medicine and the Director
                                        of the Comprehensive Cancer Center of
                                        UAB

Gordon N. Gill, M.D..................   Professor of Medicine and Chair of the
                                        Faculty of Basic Biomedical Sciences at
                                        the University of California, San Diego
                                        School of Medicine

Robert E. Handschumacher, Ph.D.......   Retired Professor and former Chairman of
                                        the Department of Pharmacology at Yale
                                        University School of Medicine

Herbert A. Hauptman, Ph.D............   Research Professor in Biophysical
                                        Science at the State University of New
                                        York (Buffalo), the President of the
                                        Hauptman-Woodward Medical Research
                                        Institute, Inc. (formerly the Medical
                                        Foundation (Buffalo), Inc.), and
                                        Research Professor in Biophysical
                                        Sciences at the State University of New
                                        York (Buffalo), recipient of the Nobel
                                        Prize in Chemistry (1985)

Yuichi Iwaki, M.D., Ph.D.............   Professor of Urology and Pathology,
                                        University of Southern California School of Medicine

Hamilton O. Smith, M.D...............   Professor, Molecular Biology and
                                        Genetics Department at The Johns Hopkins
                                        University School of Medicine, recipient of the Nobel Prize in Medicine (1978)

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

                               ITEM 2. PROPERTIES

The Company's administrative offices and principal research facility are located in 28,440 square feet of leased office space in Riverchase Industrial/Research Park in Birmingham, Alabama. The lease runs through July 31, 2000 with an option to lease for an additional three years at current market rates. The Company believes that its facilities are adequate for its current operations. Additional facilities will be necessary to manufacture sufficient quantities under good manufacturing practices to conduct extensive clinical trials or if the Company undertakes commercial manufacturing. See Note 5 to the Financial Statements.

                            ITEM 3. LEGAL PROCEEDINGS

None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol BCRX. Public trading commenced on March 4, 1994. Prior to that date, there was no public market for the Company's stock. The following table sets forth the low and high prices as reported by Nasdaq for each quarter in 1997 and 1996:

                                    1997                       1996
                                    ----                       ----
                               Low       High             Low       High
                               ----      -----            ----      ----
         First quarter        $11.50    $17.00           $ 8.63    $10.25
         Second quarter        10.06     14.75             9.13     20.75
         Third quarter          4.25     13.75            10.63     17.13
         Fourth quarter         6.25      8.38            10.50     17.13

The last sale price of the common stock on February 27, 1998 as reported by Nasdaq was $7.69 per share.

As of February 27, 1998, there were approximately 566 holders of record of the common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends.

                         ITEM 6. SELECTED FINANCIAL DATA

                                                             Years Ended December 31,
                                                        (In thousands, except per share)
                                                        --------------------------------
Statement of Operations Data:                  1997       1996       1995       1994       1993
                                             --------   --------   --------   --------   --------
Total revenues                               $  2,693   $  2,652   $    885   $    734   $    363
Research and development expenses            $ 10,577   $  7,586   $  7,107   $  5,552   $  4,196
Net loss                                     $(10,619)  $ (7,698)  $ (8,576)  $ (6,938)  $ (5,196)
Net loss per share                           $   (.77)  $   (.69)  $   (.96)  $  (1.02)  $  (1.55)
Weighted average shares outstanding            13,780     11,171      8,905      6,787      3,352

                                                                 December 31,
                                                                (In thousands)
                                                                --------------
Balance Sheet Data:                            1997       1996       1995       1994       1993
                                             --------   --------   --------   --------   --------
Cash, cash equivalents and securities        $ 24,643   $ 35,785   $ 11,414   $ 10,873   $  2,873
Total assets                                   26,485     37,149     13,056     12,803      5,203
Long-term debt and obligations under
  capital leases, excluding current portion        34         58        300        573        855
Accumulated deficit                           (48,384)   (37,766)   (30,067)   (21,491)   (14,553)
Total stockholders' equity                     25,285     35,403     11,326     11,176      2,877

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

Year Ended December 31, 1997 Compared with the Year Ended December 31, 1996

Collaborative and other research and development revenue decreased 35.8% to $1,000,000 in 1997 from $1,558,543 in 1996, primarily due to a $1 million milestone payment received from Torii in 1997 compared to the $1.5 million license fee received from Torii and a Factor D grant in 1996. Interest and other income increased 54.8% to $1,692,521 in 1997 from $1,093,617 in 1996, primarily due to interest earned on funds invested from the Company's public offering in September 1996.

Research and development expenses increased 39.4% to $10,577,369 in 1997 from $7,586,159 in 1996. The increase was primarily attributable to costs associated with manufacturing compounds, clinical trials and preclinical studies and expenses associated with increased personnel. These costs tend to fluctuate from period to period depending upon the stage of development and the conduct of clinical trials.

General and administrative expenses increased .7% to $2,682,137 in 1997 from $2,664,197 in 1996. The increase was in several categories, primarily increased personnel costs and the fact that 1996 expenses were reduced by the reversal of a liability recorded in 1995 for use taxes assessed that the Company successfully contested in 1996, and was partially offset by decreased fees and taxes on the Torii milestone in 1997 versus the fees and taxes on the Torii license in 1996 and decreased legal expenses in 1997.

Interest expense decreased 48.1% to $51,880 in 1997 from $100,031 in 1996. The decrease was primarily due to a decline in capitalized lease obligations, along with long-term debt, resulting in lesser interest expense. The Company obtained most of its leases in connection with the move to its current facilities in April 1992.

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

Interest expense decreased 30.6% to $100,031 in 1996 from $144,115 in 1995. The decrease was primarily due to a decline in capitalized lease obligations, along with long-term debt, resulting in lesser interest expense. The Company obtained most of its leases in connection with the move to its current facilities in April 1992.

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

At December 31, 1997, the Company's cash, cash equivalents and securities held-to-maturity were $24,643,486, a decrease of $11,141,182 from December 31, 1996 principally due to net cash used in the Company's operating activities ($10.3 million) and purchases of furniture and equipment ($1.1 million), partially offset by a number of other items.

The Company has financed its equipment purchases primarily with lease lines of credit. The Company currently has a $500,000 line of credit with its bank to finance capital equipment. In January 1992, the Company entered into an operating lease for its current facilities which, based on an extension signed in March 1997, expires on July 31, 2000, with an option to lease for an additional three years at current market rates. The March 1997 extension also added 5,640 square feet of finished office space. The operating lease requires the Company to pay monthly rent (ranging from $14,562 and escalating annually to a minimum of $15,912 per month in the final year), and a pro rata share of operating expenses and real estate taxes in excess of base year amounts.

At December 31, 1997, the Company had long-term capital lease and operating lease obligations which provide for aggregate minimum payments of $251,401 in 1998, $201,653 in 1999 and $127,610 in 2000. The Company is required to expend $6 million over a period coinciding with funding by the Company to UAB on its influenza neuraminidase project of which approximately $5.2 million was expended through December 31, 1997. In 1997, the Company upgraded all its personal computers and established a network using software packages that are generally year 2000 compliant. Consequently, the Company does not anticipate incurring additional significant costs to ensure that its operations will not be adversely impacted by the year 2000 software problem. In addition, the Company has committed to conducting certain clinical trials and animal studies in 1997 for an aggregate amount of approximately $.9 million at December 31, 1997.

As described in Note 9, the Company entered into a license agreement with Torii under which Torii paid the Company $1.5 million in license fees and made a $1.5 million equity investment in the Company in 1996 and $1 million in a milestone payment in 1997. While the license agreement provides for additional potential milestone payments of up to $18 million and royalties on future sales of licensed products in Japan, there can be no assurance that Torii will continue to develop the product in Japan or that if it does so that it will result in meeting the milestones or achieving future sales of licensed products in Japan.

The Company plans to finance its needs principally from its existing capital resources and interest thereon, from payments under collaborative and licensing agreements with corporate partners, through research grants, and to the extent available, through lease or loan financing and future public or private financings. The Company believes that its available funds will be sufficient to fund the Company's operations at least through the end of 1998. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs, progress with preclinical studies and clinical trials, prosecuting and enforcing patent claims, competing technological and market developments, changes in existing collaborative research or development relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up and effective marketing activities and arrangements. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

Early Stage of Development; Uncertainty of Product Development; Technological Uncertainty

BioCryst is at an early stage of development. All of the Company's compounds are in research and development, and no revenues have been generated from sales of its compounds. It will be a number of years, if ever, before the Company will recognize significant revenues from product sales or royalties. To date, most of the Company's resources have been dedicated to the research and development of pharmaceutical compounds based upon its PNP program for the treatment of T-cell proliferative diseases and disorders and for the development of inhibitors of influenza neuraminidase and enzymes and proteins involved in the complement cascade. The Company is conducting preclinical and clinical studies with its lead drugs, BCX-34 and BCX-1470, and results from these studies may not support future human clinical testing or further development of the compound. Recently completed Phase III trials with a cream formulation of BCX-34 for treatment of CTCL and psoriasis did not show statistical efficacy. Accordingly, the Company has discontinued further development of the cream formulation of BCX-34, but is continuing its oral trials for BCX-34 and a Phase I trial for a topical ointment treatment for psoriasis. T-cell proliferative diseases, as well as the other disease indications the Company is studying, are highly complex and their causes are not fully known. The Company's compounds under development will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical testing prior to submission of any regulatory application for commercial use. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse side effects or inadequate therapeutic efficacy could slow or prevent product development efforts and have a material adverse effect on the Company. BioCryst's lead drug, BCX-34, reversibly inhibits T-cell activity, an essential component of the human immune system. In addition to any direct toxicities or side effects the drug may cause, BCX-34, while inhibiting T-cells, may compromise the immune system's ability to fight infection. Although the Company will monitor immunosuppression during drug dosing, there can be no assurance that the drug will not cause irreversible immunosuppression. There can be no assurance that the Company's research or product development efforts as to any particular compound will be successfully completed, that the compounds currently under development will be safe or efficacious, that required regulatory approvals can be obtained, that products can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed or will be accepted by patients, health care providers and third-party payors. Few drugs discovered by use of structure-based drug design have been successfully developed, approved by the FDA or marketed. Within the pharmaceutical industry, treatment of the disease indications being pursued by the Company, especially T-cell proliferative diseases such as CTCL and psoriasis, have proven difficult. There can be no assurance that drugs resulting from the approach of structure-based drug design employed by the Company will overcome the difficulties of drug discovery and development or result in commercially successful products.

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

Government Regulation; No Assurance of Product Approval

The research, testing, manufacture, labeling, distribution, advertising, marketing and sale of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing, compounds developed by the Company must undergo an extensive regulatory approval process required by the FDA and by comparable agencies in other countries. This process, which includes preclinical studies and clinical trials of each compound to establish its safety and effectiveness and confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing, can take many years, requires the expenditure of substantial resources and gives larger companies with greater financial resources a competitive advantage over the Company. To date, no compound or drug candidate being evaluated by the Company has been submitted for approval to the FDA or any other regulatory authority for marketing, and there can be no assurance that any such product or compound will ever be approved for marketing or that the Company will be able to obtain the labeling claims desired for its products or compounds. The Company is and will continue to be dependent upon the laboratories and medical institutions conducting its preclinical studies and clinical trials to maintain both good laboratory and good clinical practices and, except for the formulating and packaging of small quantities of its drug formulations which the Company is currently undertaking, upon the manufacturers of its compounds to maintain compliance with current good manufacturing practices ("GMP") requirements. Data obtained from preclinical studies and clinical trials are subject to varying interpretations which could delay, limit or prevent FDA regulatory approval. Delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of development and FDA regulatory review. Similar delays also may be encountered in foreign countries. Moreover, even if approval is granted, such approval may entail commercially unacceptable limitations on the labeling claims for which a compound may be marketed. Even if such regulatory approval is obtained, a marketed drug or compound and its manufacturer are subject to continual review and inspection, and later discovery of previously unknown problems with the product or manufacturer may result in restrictions or sanctions on such product or manufacturer, including withdrawal of the product from the market, and other enforcement actions.

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

History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

BioCryst, to date, has generated no revenue from product sales and has incurred losses since its inception. As of December 31, 1997, the Company's accumulated deficit was approximately $48.4 million. Losses have resulted principally from costs incurred in research activities aimed at discovering, designing and developing the Company's pharmaceutical product candidates and from general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from collaborative arrangements, licenses, research grants and from interest income. The Company expects to incur significant additional operating losses over the next several years and expects such losses to increase as the Company's research and development and clinical trial efforts expand. The Company's ability to achieve profitability depends upon its ability to develop drugs and to obtain regulatory approval for its products that may be developed, to enter into agreements for product development, manufacturing and commercialization, and to develop the capacity to manufacture, market and sell its products. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

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

Competition

The Company is engaged in the pharmaceutical industry, which is characterized by extensive research efforts, rapid technological progress and intense competition. There are many public and private companies, including well-known pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions, engaged in developing synthetic pharmaceuticals and biotechnological products for human therapeutic applications that represent significant competition to the Company. Existing products and therapies and improvements thereto will compete directly with products the Company is seeking to develop and market, and the Company is aware that other companies or institutions are pursuing development of new drugs and technologies directly targeted at applications for which the Company is developing its drug compounds. Many of the Company's competitors have substantially greater financial and technical resources and production and marketing capabilities and experience than does the Company. The Company has granted Novartis, a worldwide exclusive license to several compounds in the Company's sixth group of PNP inhibitors. Such arrangement with Novartis does not include BCX-34 or most of the Company's other compounds. No assurance can be given that Novartis will or will not develop compounds under such arrangements, will be able to obtain FDA approval for any licensed compounds, that any such licensed compounds if so approved will be able to be commercialized successfully, or that the Company will realize any revenues pursuant to such arrangements. If commercialized, these compounds could compete directly against other compounds, including BCX-34, being developed by the Company.

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

Uncertainty of Protection of Patents and Proprietary Rights

The Company's success will depend in part on its ability to obtain and enforce patent protection for its products, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties, both in the United States and in other countries. In the absence of patent protection, the Company's business may be adversely affected by competitors who develop substantially equivalent technology. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. To date, the Company has been issued seven United States patents related to its PNP inhibitor compounds. One of these compounds is under a patent issued to Warner-Lambert and the Company may require a license from Warner-Lambert to market a product containing one or both of these compounds. The Company has the right of first refusal to negotiate a license from Warner-Lambert for that compound, however, there can be no assurance that such a license would be available or obtainable on terms acceptable to the Company. A patent has also been issued by the PTO on a new process to prepare BCX-34 and other PNP inhibitors and an additional patent application has been filed for another new process to prepare BCX-34 and other PNP inhibitors. In addition, one patent has been issued by the PTO and two patent applications have been filed with the PTO relating to inhibitors of influenza neuraminidase. Also, two provisional United States patent applications have been filed with the PTO on complement inhibitors. The Company has filed certain corresponding foreign patent applications and intends to file additional foreign patent applications and additional United States patent applications, as appropriate. There can be no assurance that patents will be issued from such applications, that the Company will develop additional products that are patentable or that present or future patents will provide sufficient protection to the Company's present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information, design around the Company's patents or obtain access to the Company's know-how or that others will not successfully challenge the validity of the Company's patents or be issued patents which may prevent the sale of one or more of the Company's product candidates, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Legal standards relating to the scope of claims and the validity of patents in the fields in which the Company is pursuing research and development are still evolving, are highly uncertain and involve complex legal and factual issues. No assurance can be given as to the degree of protection or competitive advantage any patents issued to the Company will afford, the validity of any such patents or the Company's ability to avoid infringing any patents issued to others. Further, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed by the products of others. Litigation and other proceedings involving the defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease any related research and development activities or sales.

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

Dependence on Key Management and Qualified Personnel

The Company is highly dependent upon the efforts of its senior management and scientific team. The loss of the services of one or more members of the senior management and scientific team could significantly impede the achievement of development objectives. Although the Company maintains, and is the beneficiary of, a $2 million key-man insurance policy on the life of Charles E. Bugg, Ph.D., Chairman of the Board of Directors and Chief Executive Officer, the Company does not believe the proceeds would be adequate to compensate for his loss. Due to the specialized scientific nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified scientific, technical and key management personnel. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its existing business and its expansion into areas and activities requiring additional expertise, such as production and marketing. The loss of, or failure to recruit, scientific, technical and managerial personnel could have a material adverse effect on the Company. In addition, the Company relies on members of its Scientific Advisory Board and consultants to assist the Company in formulating its research and development strategy. All of the members of the Scientific Advisory Board and all of the Company's consultants are employed by other employers, and each such member or consultant may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company.

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

Risk of Product Liability; Availability of Insurance

The Company's business may be affected by potential product liability risks which are inherent in the testing, manufacturing and marketing of pharmaceutical and other products under development by the Company. There can be no assurance that product liability claims will not be asserted against the Company, its collaborators or licensees. The use of products developed by the Company in clinical trials and the subsequent sale of such products is likely to cause BioCryst to bear all or a portion of those risks. The Company does not have product liability insurance but does maintain coverage for clinical trials in the amount of $6 million per occurrence and in the aggregate. No assurance can be given that such insurance will be adequate to cover claims made with respect to the clinical trials. There can be no assurance that the Company will be able to obtain or maintain adequate product liability insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. Furthermore, there can be no assurance that any collaborators or licensees of BioCryst will agree to indemnify the Company, be sufficiently insured or have a net worth sufficient to satisfy any such product liability claims.

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

Control by Existing Management and Stockholders; Effect of Certain Anti-Takeover Considerations

The Company's directors, executive officers and certain principal stockholders and their affiliates own beneficially approximately 30.8% of the Common Stock. Accordingly, such holders, if acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. The voting power of these holders may discourage or prevent any proposed takeover of the Company unless the terms thereof are approved by such holders. Pursuant to the Company's Composite Certificate of Incorporation (the "Certificate of Incorporation"), shares of Preferred Stock may be issued by the Company in the future without stockholder approval and upon such terms as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of discouraging a third party from acquiring a majority of the outstanding Common Stock of the Company and preventing stockholders from realizing a premium on their shares. The Company's Certificate of Incorporation also provides for staggered terms for the members of the Board of Directors. A staggered Board of Directors and certain provisions of the Company's by-laws and of Delaware law applicable to the Company could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 BALANCE SHEETS

                                                                  December 31,
                                                                  ------------
Assets                                                        1997           1996
                                                          ------------   ------------
Cash and cash equivalents (Note 3)                        $  3,757,098   $  3,635,780
Securities held-to-maturity                                 15,723,631     24,229,033
Prepaid expenses and other current assets                      214,777        233,454
                                                          ------------   ------------
      Total current assets                                  19,695,506     28,098,267
Securities held-to-maturity                                  5,162,757      7,919,855
Furniture and equipment, net (Note 2)                        1,557,537      1,130,790
Patents                                                         68,928
                                                          ------------   ------------
      Total assets                                        $ 26,484,728   $ 37,148,912
                                                          ============   ============

Liabilities and Stockholders' Equity
Accounts payable                                          $    245,180   $    615,433
Accrued expenses (Note 4)                                      306,433        240,878
Accrued taxes, other than income (Note 4)                      166,177        209,954
Accrued vacation                                                89,777         83,277
Current maturities of long-term debt (Note 5)                                  18,560
Current maturities of capital lease obligations (Note 5)        57,896        219,117
                                                          ------------   ------------
      Total current liabilities                                865,463      1,387,219
                                                          ------------   ------------
Capital lease obligations (Note 5)                              34,469         58,472
                                                          ------------   ------------
Deferred license fee (Note 9)                                  300,000        300,000
                                                          ------------   ------------
Stockholders' equity (Notes 7 and 8):
  Preferred stock, $.01 par value, shares authorized-
      5,000,000; none issued and outstanding
  Common stock, $.01 par value; shares authorized -
     45,000,000; shares issued and outstanding -
     13,817,667 - 1997; 13,697,734 - 1996                      138,177        136,977
  Additional paid-in capital                                73,531,104     73,031,864
  Accumulated deficit                                      (48,384,485)   (37,765,620)
                                                          ------------   ------------
      Total stockholders' equity                            25,284,796     35,403,221
                                                          ------------   ------------
Commitments and contingency (Notes 5 and 9)
      Total liabilities and stockholders' equity          $ 26,484,728   $ 37,148,912
                                                          ============   ============

See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS

                                                       Years Ended December 31,
                                                       ------------------------
                                                  1997           1996           1995
                                              ------------   ------------   ------------
Revenues:
   Collaborative and other research and
    development (Notes 1 and 9)               $  1,000,000   $  1,558,543   $    222,329
   Interest and other                            1,692,521      1,093,617        662,259
                                              ------------   ------------   ------------
      Total revenues                             2,692,521      2,652,160        884,588
                                              ------------   ------------   ------------
Expenses:
   Research and development                     10,577,369      7,586,159      7,107,249
   General and administrative                    2,682,137      2,664,197      2,209,488
   Interest                                         51,880        100,031        144,115
                                              ------------   ------------   ------------
      Total expenses                            13,311,386     10,350,387      9,460,852
                                              ------------   ------------   ------------
Net loss                                      $(10,618,865)  $ (7,698,227)  $ (8,576,264)
                                              ============   ============   ============

Net loss per share (Note 1)                   $       (.77)  $       (.69)  $       (.96)

Weighted average shares outstanding (Note 1)    13,779,698     11,171,035      8,905,099

See accompanying notes to financial statements.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        Additional                       Total Stock-
                                                            Common        Paid-in      Accumulated         Holders'
                                                            Stock         Capital        Deficit            Equity
                                                           --------     -----------    ------------      ------------
Balance at December 31, 1994                               $ 79,072     $32,588,017    $(21,491,129)     $ 11,175,960
Sale of common stock, 1,570,000 shares                       15,700       8,594,550                         8,610,250
Exercise of stock options, 13,834 shares                        138          50,556                            50,694
Employee stock purchase plan sales, 13,331 shares               133          65,725                            65,858
Net loss                                                                                 (8,576,264)       (8,576,264)
                                                           --------     -----------    ------------      ------------
Balance at December 31, 1995                                 95,043      41,298,848     (30,067,393)       11,326,498
Sale of common stock, 3,376,608 shares                       33,766      30,495,652                        30,529,418
Exercise of stock options, 45,255 shares                        453         190,987                           191,440
Employee stock purchase plan sales, 18,101 shares               181         147,362                           147,543
Exercise of warrants, 753,439 shares                          7,534         883,266                           890,800
Compensation cost                                                            15,749                            15,749
Net loss                                                                                 (7,698,227)       (7,698,227)
                                                           --------     -----------    ------------      ------------
Balance at December 31, 1996                                136,977      73,031,864     (37,765,620)       35,403,221
Exercise of stock options, 79,670 shares                        797         272,389                           273,186
Employee stock purchase plan sales, 15,933 shares               160         163,632                           163,792
Exercise of warrants, 24,330 shares                             243            (274)                              (31)
Compensation cost                                                            63,493                            63,493
Net loss                                                                                (10,618,865)      (10,618,865)
                                                           --------     -----------    ------------      ------------
Balance at December 31, 1997                               $138,177     $73,531,104    $(48,384,485)     $ 25,284,796
                                                           ========     ===========    ============      ============

See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                                                                   Years Ended December 31,
                                                                   ------------------------
                                                              1997           1996           1995
                                                          ------------   ------------   ------------
Operating activities
Net loss                                                  $(10,618,865)  $ (7,698,227)  $ (8,576,264)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization                              648,935        524,367        554,025
    Non-monetary compensation cost                              63,493         15,749
Changes in operating assets and liabilities:
   Prepaid expenses and other assets                            18,677         45,932        (34,539)
   Patents                                                     (68,928)
   Accounts payable                                           (370,253)       405,256         62,063
   Accrued expenses                                             65,555         53,205         16,661
   Accrued taxes, other than income                            (43,777)      (140,269)       326,497
   Accrued vacation                                              6,500        (27,427)       (24,023)
                                                          ------------   ------------   ------------
Net cash used in operating activities                      (10,298,663)    (6,821,414)    (7,675,580)
                                                          ------------   ------------   ------------
Investing activities
Purchases of furniture and equipment                        (1,075,682)      (292,374)      (231,685)
Purchase of marketable securities                          (12,200,183)   (36,950,717)   (11,397,640)
Maturities of marketable securities                         23,462,683     10,080,905     14,313,366
                                                          ------------   ------------   ------------
Net cash provided by/(used in) investing activities         10,186,818    (27,162,186)     2,684,041
                                                          ------------   ------------   ------------
Financing activities
Principal payments of debt and capital lease obligations      (254,547)      (274,789)      (278,354)
Capital leases                                                  50,763
Exercise of stock options                                      273,186        191,440         50,694
Employee Stock Purchase Plan stock sales                       163,792        147,543         65,858
Exercise of warrants                                               (31)       890,800
Sale of common stock, net of issuance costs                                30,529,418      8,610,250
                                                          ------------   ------------   ------------
Net cash provided by financing activities                      233,163     31,484,412      8,448,448
                                                          ------------   ------------   ------------

Increase (decrease) in cash and cash equivalents               121,318     (2,499,188)     3,456,909
Cash and equivalents at beginning of period                  3,635,780      6,134,968      2,678,059
                                                          ------------   ------------   ------------
Cash and cash equivalents at end of period                $  3,757,098   $  3,635,780   $  6,134,968
                                                          ============   ============   ============

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Accounting Policies

Basis of Presentation

BioCryst Pharmaceuticals, Inc. (the "Company") is a pharmaceutical company using structure-based drug design to discover and design novel, small-molecule pharmaceutical products for the treatment of major immunological and infectious diseases and disorders. The Company has three research projects, of which only one is in clinical trials. While the prospects for a project may increase as the project advances to the next stage of development, a project can be terminated at any stage of development. Until the Company generates revenues from either a research project or an approved product, its ability to continue research projects is dependent upon its ability to raise funds. The Company relies on sole suppliers to manufacture its BCX-34 compound for clinical trials and is evaluating supply sources for commercial production.

Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from unexercised stock options and warrants are excluded from the computation as their effect is anti-dilutive. Due to this anti-dilutive effect, implementation of Statement of Financial Accounting Standards No. 128, Earnings per Share, issued February 1997, does not change the calculation of the Company's net loss per share.

Securities Held-to-Maturity

The Company is required to classify debt and equity securities as held-to-maturity, available-for-sale or trading. The appropriateness of each classification is reassessed at each reporting date. The only dispositions were maturities of securities held-to-maturity. At December 31, 1997, securities held-to-maturity consisted of $20,062,571 of U.S. Treasury and Agency securities and $823,817 of high-grade domestic corporate debt carried at amortized cost. All of the non-current portion of securities held-to-maturity are U.S. Treasury and Agency securities that mature in 1999. The amortized cost of all these securities at December 31, 1997 approximated market value.

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method with estimated useful lives of five and seven years. Leased laboratory equipment is amortized over the lease life of five years.
Leasehold improvements are amortized over the remaining lease period.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, the Company's stock option and employee stock purchase plans qualify as noncompensatory plans. Consequently, no compensation expense is recognized. Stock issued to non-employees is compensatory and a compensation expense is recognized under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123").

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note 2 - Furniture and Equipment

Furniture and equipment consisted of the following at December 31:

                                                           1997          1996
                                                        ----------    ----------
Furniture and fixtures                                  $  580,077    $  276,057
Laboratory equipment                                     1,023,440       692,775
Leased equipment                                           396,765     1,220,778
Leasehold improvements                                   1,170,719       816,488
                                                        ----------    ----------
                                                         3,171,001     3,006,098
Less accumulated depreciation and amortization           1,613,464     1,875,308
                                                        ----------    ----------
Furniture and equipment, net                            $1,557,537    $1,130,790
                                                        ==========    ==========

The Company does not have any significant impairment losses under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Note 3 - Concentration of Credit and Market Risk

The Company invests its excess cash principally in marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and primarily mature within one year. The Company has not realized any losses from such investments. At December 31, 1997, approximately $3,780,413 is invested in the Fidelity Institution Cash Portfolio, which invests in treasury notes and repurchase agreements. The Fidelity Institution Cash Portfolio is not insured.

Note 4 - Accrued Expenses and Taxes

Accrued expenses and taxes were comprised of the following at December 31:

                                                           1997           1996
                                                         --------       --------
Accrued clinical trials                                  $159,183       $ 65,725
Accrued bonus                                              50,000         50,000
Payroll withholdings                                       48,640         75,915
Accrued other                                              48,610         49,238
                                                         --------       --------
    Accrued expenses                                     $306,433       $240,878
                                                         ========       ========

Accrued franchise tax                                    $120,000       $150,363
Accrued other                                              46,177         59,591
                                                         --------       --------
    Accrued taxes, other than income                     $166,177       $209,954
                                                         ========       ========

Note 5 - Long-term Debt and Leases

Long-term debt consisted of an installment loan paid in May 1997. The Company paid $51,880, $100,031 and $144,115 in interest on debt and lease obligations for the years ended December 31, 1997, 1996 and 1995, respectively. The Company had an unused line of credit of $500,000 at December 31, 1997.

The Company has the following capital lease obligations and operating leases at December 31, 1997:

                                                          Capital      Operating
                                                           Leases        Leases
                                                          --------      --------
1998                                                      $ 72,724      $178,677
1999                                                        17,615       184,038
2000                                                        17,615       109,995
2001                                                         7,191
                                                          --------      --------
Total minimum payments                                     115,145      $472,710
                                                                        ========
Less interest                                               22,780
                                                          --------
Present value of future minimum payments                    92,365
Less current portion                                        57,896
                                                          --------
Non-current portion                                       $ 34,469
                                                          ========

Rent expense for operating leases was $186,004, $191,880 and $183,522 in 1997, 1996 and 1995, respectively.

Note 6 - Income Taxes

The Company has not had taxable income since incorporation and, therefore, has not paid any income tax. Deferred tax assets of approximately $20,500,000 and $14,600,000 at December 31, 1997 and 1996, respectively, have been recognized principally for the net operating loss and research and development credit carryforwards and have been reduced by a valuation allowance of $20,500,000 and $14,600,000 at December 31, 1997 and 1996, respectively, which will remain until it is more likely than not that the related tax benefits will be realized.

At December 31, 1997, the Company had net operating loss and research and development credit carryforwards ("Carryforward Tax Benefits") of approximately $44,600,000 and $3,400,000, respectively, which will expire in 2005 through 2012. Use of the Carryforward Tax Benefits will be subject to a substantial annual limitation due to the change of ownership provisions of the Tax Reform Act of 1986. The annual limitation is expected to result in the expiration of a portion of Carryforward Tax Benefits before utilization, which has been considered by the Company in its computations under Statement No. 109. Additional sales of the Company's equity securities may result in further annual limitations on the use of the Carryforward Tax Benefits against taxable income in future years.

Note 7 - Stockholders' Equity

The Company was incorporated on November 17, 1989 as a Nevada corporation. On December 29, 1989 it exchanged 384,901 shares of its common stock and 33,350 shares of its 8% Cumulative Convertible Preferred Stock, Series 1989 for the predecessor partnership interests of the general partner and limited partners. The partnership was dissolved as of January 15, 1990 and its assets and liabilities were transferred to the Company in an exchange accounted for in a manner similar to a pooling of interests. In 1991, the Company formed a wholly owned subsidiary, BioCryst Pharmaceuticals, Inc., a Delaware corporation; thereafter the Company was merged into BioCryst Pharmaceuticals, Inc., the surviving corporation.

Warrants

As part of financing arrangements, the Company has, at certain times, issued warrants to purchase 1,314,341 shares of the Company's common stock at no less than its estimated fair value at the date of grant. In return for their guarantees of a line of credit (now expired), three directors each received warrants (included in the 1,314,341 warrants) to purchase

49,400 shares of common stock at $6.00 per share. All warrants are exercisable at various five-year periods through 1998. In lieu of a cash exercise, the warrant holder may elect a net issue exercise. Under a net issue exercise, the shares to be issued are equal to the product of (a) the number of shares of common stock purchasable under the warrant being exercised, and (b) the fair market value of one share of common stock minus the exercise price divided by
(c) the fair value of one share of common stock.

At December 31, 1997 and 1996, 248,239 shares and 311,841 shares, respectively, of the Company's common stock were reserved for issuance under warrant agreements and the weighted average per share exercise price was $6.48 and $6.68, respectively. During 1997, warrants were exercised to purchase 24,330 shares via net issue exercise by giving up warrants to purchase 25,875 shares. During 1996, warrants were exercised to purchase 201,800 shares with cash and warrants to exercise 551,639 shares were exercised via net issue exercise by giving up warrants to purchase 249,061 shares.

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

There are an aggregate of 3,146,045 shares reserved for future issuance for the options and warrants discussed above and the Stock Purchase Plan discussed in
Note 8.

The Company follows APB No. 25 in accounting for its Stock Option and Stock Purchase Plans and accordingly does not recognize a compensation cost. The Company has adopted the disclosure requirement of Statement No. 123 commencing in 1996. Since Statement No. 123 is only applied to options granted after 1994, the pro forma disclosure should not necessarily be considered indicative of future pro forma results when the full four-year vesting (the period in which the compensation cost is recognized) is included in the disclosure in 1999. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing method with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: no dividends, expected volatility of 57.8, 52.3 and 70.2 percent, risk-free interest rate of 6.0, 6.1 and 6.1 percent and expected lives of five years. The weighted-average grant-date fair values of options granted during 1997 under the Stock Option and Employee Stock Purchase Plans were $5.42 and $3.07, respectively. Had the Company adopted Statement No. 123 and determined its compensation cost based on the fair value at the grant dates in 1997, 1996 and 1995, the Company's net loss and net loss per share would have been increased to the pro forma amounts shown below:

                                       1997            1996            1995
                                  -------------   -------------   -------------
Net loss            As reported   $ (10,618,865)  $  (7,698,227)  $  (8,576,264)
                    Pro forma       (11,657,646)     (8,279,551)     (8,696,497)
Net loss per share  As reported            (.77)           (.69)           (.96)
                    Pro forma              (.85)           (.74)           (.98)

The stockholders on April 16, 1993 and on March 1, 1994 (approving the Board of Directors' action of December 1993) authorized an amended and restated 1991 Stock Option Plan and approved an additional 1,000,000 shares of common stock for issuance ("Amended Plan"). The Amended Plan includes an increase of common stock reserved for issuance to 1,500,000 shares and establishes an automatic option grant program. The automatic option grant program grants options to new non-employee Board members to purchase 25,000 shares of common stock at an exercise price of the fair market value at the grant date for a maximum of ten years and is subject to vesting restrictions and early termination upon the optionee's cessation of Board service. The vesting and exercise provisions of the options issued under the Amended Plan are subject to acceleration, under certain circumstances, upon the occurrence of a hostile tender offer for more than 50% of the outstanding stock of the Company or if the Company is acquired. On May 29, 1995, the stockholders approved extending the automatic option grant to cover non-employee Board members not previously eligible for an automatic grant and approved an additional 500,000 shares of common stock for issuance, increasing the common stock reserved for issuance to 2,000,000 shares. On May 14, 1997, the stockholders approved increasing the automatic option grant to 40,000 shares and approved an additional 1,000,000 shares (of which 75,576 were approved by the Board of Directors in 1996) of common stock for issuance, increasing the common stock reserved for issuance to 3,000,000 shares. The following is an analysis of stock options for the three years ending December 31, 1997:

                                                                    Weighted
                                        Options      Options        Average
                                       Available   Outstanding   Exercise Price
                                       ---------   -----------   --------------
Balance December 31, 1994                87,535     1,304,175       $  4.53
Option plan amended                     500,000
Options granted                        (384,800)      384,800          8.57
Options exercised                                     (13,834)         3.66
Options canceled                         45,079       (45,079)         4.63
                                     ----------    ----------
Balance December 31, 1995               247,814     1,630,062          5.49
Option plan amended                      75,576
Options granted                        (302,540)      302,540         14.68
Options exercised                                     (45,255)         4.23
Options canceled                         45,625       (45,625)         4.19
                                     ----------    ----------
Balance December 31, 1996                66,475     1,841,722          7.06
Option plan amended                     924,424
Options granted                        (590,810)      590,810         10.21
Options exercised                                     (87,450)         4.02
Options canceled                        139,850      (139,850)        10.33
                                     ----------    ----------
Balance December 31, 1997               539,939     2,205,232          7.82
                                     ==========    ==========

There were 1,254,263, 1,027,416 and 773,730 options exercisable at December 31, 1997, 1996 and 1995, respectively. The weighted-average exercise price for options exercisable was $5.84, $4.92 and $4.35 at December 31, 1997, 1996 and 1995, respectively.

The following table summarizes at December 31, 1997, by price range, (1) for options outstanding the number of options outstanding, their weighted-average remaining life and their weighted-average exercise price and (2) for options exercisable the number of options exercisable and their weighted-average exercise price:

                          Outstanding                    Exercisable
                          -----------                    -----------
  Range        Number        Life        Price       Number         Price
  -----        ------        ----        -----       ------         -----
$ 2 to $ 5     628,664        4.4       $  3.75      574,629       $  3.66
  5 to   8     775,725        2.4          6.16      448,818          5.95
  8 to  12     281,388        2.1          9.07      150,547          9.07
 12 to  17     519,455         .8         14.56       80,269         14.85
             ---------                             ---------
  2 to  17   2,205,232        2.5          7.82    1,254,263          5.84
             =========                             =========

Note 8 - Employee Benefit Plans

On January 1, 1991, the Company adopted an employee retirement plan ("401(k) Plan") under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made a contribution of $45,603 in 1997 and $30,000 in 1996. The Company did not make a contribution to the 401(k) Plan during the year ended December 31, 1995.

On May 29, 1995, the stockholders approved an employee stock purchase plan ("Stock Purchase Plan") effective

February 1, 1995. The Company has reserved 200,000 shares of common stock under the Stock Purchase Plan. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during the six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. There were 15,933 shares, 18,101 shares and 13,331 shares of common stock purchased under the Stock Purchase Plan in 1997, 1996 and 1995, respectively, at a weighted average price of $10.28, $8.15 and $4.94, respectively, per share.

Note 9 - Collaborative and Other Research and Development Contracts

The Company granted Novartis Pharmaceuticals Corporation, formerly Ciba-Geigy Corporation ("Novartis"), an option in 1990 to acquire exclusive licenses to a class of inhibitors arising from research performed by the Company by February 1991. The option was exercised and a $500,000 fee was paid to the Company in 1993. Milestone payments are due upon approval of a new drug application. The Company will also receive a royalty based upon a percentage of sales of any resultant products. Up to $300,000 of the initial fee received is refundable if sales of any resultant products are below specified levels.

On November 7, 1991, the Company entered into a joint research and license agreement with The University of Alabama at Birmingham ("UAB"). UAB will perform specific research on Factor D for the Company for a period of approximately three years in return for research and license fees. The agreement was replaced by a new agreement on July 18, 1995 granting the Company a worldwide license in exchange for funding UAB research in the amount of up to $288,000 annually and sharing in any royalties or sublicense fees arising from the joint research. In 1995, the Company expensed $68,638 under the original agreement and expensed $263,000 and $188,000 in 1997 and 1996, respectively, under the new agreement. On November 17, 1994, the Company entered into another agreement for a joint research and license agreement on influenza neuraminidase granting the Company a worldwide license. Under this agreement, the Company funds UAB research in the amount of up to $300,000 annually and UAB shares in any royalties or sublicense fees arising from the joint research. Under the agreement,$175,000, $225,000 and $300,000 were expensed in 1997, 1996 and 1995, respectively. The Company is required to expend $6 million, of which approximately $5.2 million was expended through December 31, 1997, on the project over a period to coincide with funding by the Company to UAB in order to maintain the Company's exclusive worldwide license.

In May 1996, the Company entered into an exclusive license agreement with Torii Pharmaceutical Co., Ltd. ("Torii") to develop, manufacture and commercialize BCX-34 and certain other PNP inhibitor compounds in Japan for the treatment of rheumatoid arthritis, T-cell cancers and atopic dermatitis. Upon entering into the agreement, Torii paid the Company $1.5 million in license fees and made a $1.5 million equity investment in the Company, purchasing 76,608 shares of common stock at a purchase price of $19.58 per share. The first milestone payment of $1 million was received in 1997. The agreement further provides for additional potential milestone payments of up to $18 million and royalties on future sales of licensed products in Japan. Torii is responsible for all development, regulatory and commercialization expenses in Japan. The agreement is subject to termination by Torii at any time and by the Company in certain circumstances. Pursuant to the agreement, Torii may negotiate a license with the Company to develop BCX-34 and certain other PNP inhibitor compounds for additional indications.

Note 10 - Quarterly Financial Information (Unaudited)(In thousands, except per share)

                                     First       Second      Third       Fourth
                                     -----       ------      -----       ------
1997 Quarters
    Revenues                        $   452     $ 1,427     $   387     $   427
    Net loss                         (3,149)     (2,080)     (2,513)     (2,877)
    Net loss per share                 (.23)       (.15)       (.18)       (.21)
1996 Quarters
    Revenues                        $   168     $ 1,741     $   252     $   491
    Net loss                         (1,913)     (1,211)     (2,512)     (2,062)
    Net loss per share                 (.20)       (.11)       (.23)       (.15)

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
BioCryst Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCryst Pharmaceuticals, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                /s/ Ernst & Young, LLP

Birmingham, Alabama
January 21, 1998

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

         Name                    Age       Position(s) with the Company
         ----                    ---       ----------------------------
Charles E. Bugg, Ph.D.           56   Chairman, Chief Executive Officer and
                                      Director
J. Claude Bennett, M.D.          64   President, Chief Operating Officer and
                                      Director
John A. Montgomery, Ph.D.        73   Executive Vice President, Secretary, Chief
                                      Scientific Officer and Director
Ronald E. Gray                   57   Chief Financial Officer, Assistant
                                      Secretary and Treasurer
William W. Featheringill (2)     55   Director
Edwin A. Gee, Ph.D. (1)(2)       78   Director
Zola P. Horovitz, Ph.D.          63   Director
Lindsay A. Rosenwald, M.D. (1)   42   Director
Joseph H. Sherrill, Jr.          56   Director
William M. Spencer, III (2)      77   Director
Randolph C. Steer, M.D., Ph.D.   48   Director

(1) Member of the Compensation Committee ("Compensation Committee").

(2) Member of the Audit Committee ("Audit Committee").

Charles E. Bugg, Ph.D. was named Chairman of the Board, Chief Executive Officer and Director in November 1993 and President in January 1995. Dr. Bugg relinquished the position of President in December 1996 when Dr. Bennett joined the Company in that position. Prior to joining the Company, Dr. Bugg had served as the Director of the Center for Macromolecular Crystallography, Associate Director of the Comprehensive Cancer Center and Professor of Biochemistry at UAB since 1975. He was a Founder of BioCryst and served as the Company's first Chief Executive Officer from 1987-1988 while on a sabbatical from UAB. Dr. Bugg also served as Chairman of the Company's Scientific Advisory Board from January 1986 to November 1993. He continues to hold the position of Professor Emeritus in Biochemistry and Molecular Genetics at UAB, a position he has held since January 1994.

J. Claude Bennett, M.D. was named President and Chief Operating Officer in December 1996 and elected a Director in January 1997. Prior to joining the Company, Dr. Bennett was President of UAB from October 1993 to December 1996 and Professor and Chairman of the Department of Medicine of UAB from January 1982 to October 1993. Dr. Bennett served on the Company's Scientific Advisory Board from 1989-96. He also serves as a member of the Board of Governors of the Magnuson Clinical Center of the National Institutes of Health. He also continues to hold the position of Distinguished University Professor Emeritus at UAB.

John A. Montgomery, Ph.D. has been a Director since November 1989 and has been Secretary and Chief Scientific Officer since joining the Company in February 1990. He was Executive Vice President from February 1990 until May 1997, at which time he was named Senior Vice President. Dr. Montgomery was a Founder of BioCryst. Prior to joining the Company, Dr. Montgomery served as Senior Vice President of Southern Research Institute ("SRI") of Birmingham from January 1981 to February 1990. He continues to hold the position of Distinguished Scientist at SRI, a position he has held since February 1990.

Ronald E. Gray joined BioCryst in January 1993 as Chief Financial Officer. In 1994, Mr. Gray received the additional title of Treasurer and Assistant Secretary. Prior to joining BioCryst, from June 1992 to September 1992, Mr. Gray was Chief Financial Officer of The ACB Companies, a collection agency. From July 1988 to March 1992, Mr. Gray was Chief Financial Officer and Secretary of Image Data Corporation, a medical imaging company. He was previously Vice President of Finance, Secretary and Treasurer of CyCare Sytems, Inc., a health care information processing company.

William W. Featheringill was elected a Director in May 1995. Mr. Featheringill is Chairman and Chief Executive Officer, since June 1995, of Electronic Healthcare Systems, a software company, and President, Chief Executive Officer and director, since 1973, of Private Capital Corporation, a venture capital management company. Mr. Featheringill was Chairman and Chief Executive Officer of MACESS Corporation, which designs and installs paperless data management systems for the managed care industry, from 1988 to November 1995. MACESS Corporation merged with Sungard Data Systems in late 1995. From 1985 to December 1994, Mr. Featheringill was the developer, Chairman and President of Complete Health Services, Inc., a health maintenance organization which grew, under his direction, to become one of the largest HMOs in the southeastern United States. Complete Health Services, Inc. was acquired by United HealthCare Corporation in June 1994. Mr. Featheringill is a director of Citation Corporation.

Edwin A. Gee, Ph.D. was elected a Director in August 1993. Dr. Gee, who retired in 1985 as Chairman of the Board and Chief Executive Officer of International Paper Company, has been active as an executive in biotechnology, pharmaceutical and specialty chemical companies since 1970. He is Chairman Emeritus and a director of Oncogene Science, Inc., one of the leading biotechnology companies for the diagnosis and treatment of cancer.

Zola P. Horovitz, Ph.D. was elected a Director in August 1994. Dr. Horovitz was Vice President of Business Development and Planning at Bristol-Myers Squibb from 1991 until his retirement in April 1994 and previously was Vice President of Licensing at the same company from 1990 to 1991. Prior to that he spent over 30 years with The Squibb Institute for Medical Research, most recently as Vice President Research, Planning, & Scientific Liaison. He has been an independent consultant in pharmaceutical sciences and business development since his retirement from Bristol-Myers Squibb in April 1994. He serves on the Boards of Directors of Avigen, Inc., Clinicor Inc., Diacrin, Inc., Magainin Pharmaceuticals, Inc., Procept Corporation, Roberts Pharmaceutical Corporation and Synaptic Pharmaceutical Corp.

Lindsay A. Rosenwald, M.D. has been a Director of the Company since December 1991. Dr. Rosenwald is President and Chairman of Paramount Capital Investments, LLC, a medical venture capital and merchant banking firm; President and Chairman of Paramount Capital, Inc., an investment banking firm specializing in the health sciences industry; and, since 1994, President of Paramount Capital Asset Management, Inc., a fund manager. From June 1987 to February 1992, he served in various capacities at the investment banking firm of D. H. Blair & Co., where he ultimately became a Managing Director of Corporate Finance and manager of their Health Care Services Group. He is Chairman of the Board of Interneuron Pharmaceuticals, Inc., which he co-founded in 1988, and a director of Sparta Pharmaceuticals, Inc., Neose Technologies, Inc., Titan Pharmaceuticals, Inc., Avigen, Inc. and VIMrx Pharmaceuticals, Inc.

Joseph H. Sherrill, Jr. was elected a Director in May 1995. Mr. Sherrill served as President of R. J. Reynolds ("RJR") Asia Pacific, based in Hong Kong, where he oversaw RJR operations across Asia, including licensing, joint ventures and a full line of operating companies from August 1989 to his retirement in October 1994. Prior management positions with RJR include Senior Vice President of Marketing for R.J. Reynolds International, President and Chief Executive Officer of R.J. Reynolds Tabacos de Brazil, and President and General Manager of R.J. Reynolds Puerto Rico. Mr. Sherrill also serves as a member of the Board of Directors of Savers Life Insurance Company.

William M. Spencer, III has been a Director of the Company since its inception. Mr. Spencer, who is retired, is also a private investor in Birmingham, Alabama. He served as Chairman of the Board of BioCryst from its founding in 1986 until April 1992. He co-founded and operated Motion Industries from 1946 through its merger into Genuine Parts Company in 1976. He has founded several businesses and has served on the Board of Directors of numerous private corporations.

Randolph C. Steer, M.D., Ph.D. was elected a Director in February 1993. Dr. Steer has been active as a consultant to biotechnology and pharmaceutical companies since 1989. Dr. Steer serves on the Board of Directors of Techne Corporation.

In accordance with the terms of the Company's Certificate of Incorporation, the Board of Directors has been divided into three classes with members of each class holding office for staggered three-year terms. Dr. Bugg's, Dr. Montgomery's and Dr. Gee's terms expire at the 1998 annual meeting, Mr. Featheringill's, Mr. Sherrill's and Dr. Rosenwald's terms expire at the 1999 annual meeting and Dr. Bennett's, Dr. Horovitz's, Mr. Spencer's and Dr. Steer's terms expire at the 2000 annual meeting (in all cases subject to the election and qualification of their successors or to their earlier death, resignation or removal). At each annual stockholder meeting, the successors to the Directors whose terms expire are elected to serve from the time of their election and qualification until the third annual meeting of stockholders following their election and until a successor has been duly elected and qualified. The provisions of the Company's Certificate of Incorporation governing the staggered Director election procedure can be amended only by a shareholder's vote of at least 75% of the eligible voting securities. There are no family relationships among any of the directors and executive officers of the Company.

The Company has an Audit Committee, consisting of Messrs. Featheringill, Gee and Spencer, which is responsible for the review of internal accounting controls, financial reporting and related matters. The Audit Committee also recommends to the Board the independent accountants selected to be the Company's auditors and reviews the audit plan, financial statements and audit results.

The Company also has a Compensation Committee consisting of Dr. Gee and Dr. Rosenwald. The Compensation Committee is responsible for the annual review of officer compensation and other incentive programs and is authorized to award options under the Company's 1991 Stock Option Plan.

The Company has a Nominating Committee comprised of all outside directors with terms not expiring in the current year for which the Nominating Committee will be nominating persons for election or re-election as directors.

                         ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid by the Company during the 1997, 1996 and 1995 fiscal years to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers whose annual salary and bonus for the 1997 fiscal year exceeded $100,000 (collectively the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                              Long-term
                                                          Annual Compensation                Compensation
                                                          -------------------                ------------
                                                                            Other Annual   Awards-Securities
   Name and Principal Position          Year    Salary         Bonus        Compensation  Underlying Options
   ---------------------------          ----    ------         -----        ------------  ------------------
Charles E. Bugg, Ph.D.                  1997   $244,992       $50,000 (1)     $3,000 (2)        125,000
Chairman and Chief Executive            1996    212,808        50,000 (1)      1,959 (2)         50,000
Officer                                 1995    207,000        50,000 (1)          0            100,000

J. Claude Bennett, M.D.                 1997    220,008 (3)         0              0             35,000
President and Chief Operating           1996        800             0              0            103,000
Officer                                 1995          0             0              0                  0

John A. Montgomery, Ph.D.               1997    150,000             0              0             37,000
Executive Vice President, Secretary     1996    133,656             0              0             12,000
and Chief Scientific Officer            1995    130,008             0              0             11,000

Ronald E. Gray                          1997    119,784             0          2,396 (2)         14,400
Chief Financial Officer, Treasurer      1996    109,088             0          1,959 (2)          5,400
and Assistant Secretary                 1995     98,520             0              0             11,000

John L. Higgins                         1997    118,142 (4)         0              0              8,400
Vice President, Corporate               1996    136,896             0          1,959 (2)         28,400
Development                             1995    103,728             0              0             50,000

(1) Paid pursuant to Employment Agreements dated December 17, 1996 and November 19, 1993 between the Company and Dr. Bugg. See "Executive Compensation - Employment Agreements."

(2) Represents the Company's contribution to the 401(k) Plan.

(3) Paid pursuant to an Employment Agreement dated December 18, 1996 between the Company and Dr. Bennett, under which his annual salary will be $220,000 commencing in 1997. See "Executive Compensation - Employment Agreements."

(4) Mr. Higgins left the Company in September 1997.

Employment Agreements

Charles E. Bugg, Ph.D. entered into a new three-year employment agreement with the Company on December 17, 1996 for the years 1997, 1998 and 1999 (the "Bugg Agreement"). Under the terms of the Agreement, Dr. Bugg will serve as Chairman of the Board of Directors and Chief Executive Officer of the Company. Dr. Bugg will receive annual compensation of $245,000 and a discretionary bonus of $50,000. The Board may, in its discretion, grant other cash or stock bonuses to Dr. Bugg as an award or incentive. Dr. Bugg is also entitled to all employee benefits generally made available to executive officers. Dr. Bugg may, if he desires, also hold positions at UAB, provided that he does not devote more than ten percent of his time to such activities. The term of the Agreement is for three years unless terminated (i) by the Company for cause or (ii) upon the permanent disability of Dr. Bugg.

Dr. Bugg will receive, on the last day of each year during the term of the Agreement, an additional option to purchase a minimum of 25,000 shares of Common Stock of the Company under the Company's 1991 Stock Option Plan. The exact number of shares will be determined by the plan administrator based on Dr. Bugg's performance and the results of operations of the Company during such year. Under the Bugg Agreement and his previous employment agreement, Dr. Bugg received an option to purchase 75,000 shares of common stock at the end of 1997, 50,000 shares of common stock at the end of 1996, 50,000 shares of common stock related to 1996 performance granted in May 1997 after the 1991 Stock Option Plan was amended, 100,000 shares of common stock at the end of 1995 and 1994 and 200,000 shares of common stock in November 1993.

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

J. Claude Bennett, M.D. entered into an employment agreement with the Company on December 18, 1996 (the "JCB Agreement"). Under the terms of the JCB Agreement, Dr. Bennett will serve as President and Chief Operating Officer of the Company. The Company will also use its best efforts to elect Dr. Bennett as a director of the Company. Dr. Bennett will receive annual compensation of $220,000. Dr. Bennett was also granted an option to purchase 100,000 shares of Common Stock of the Company and the Company will use its best efforts to provide that Dr. Bennett is elected a Director of BioCryst. The Board may, in its discretion, grant other cash or stock bonuses to Dr. Bennett as an award or incentive. An option to purchase 35,000 shares of Common Stock was granted in December 1997. Dr. Bennett is also entitled to all employee benefits generally made available to executive officers. Dr. Bennett may, if he desires, also hold positions at UAB, provided that he does not devote more than ten percent of his time to such activities. The term of the JCB Agreement is for three years unless terminated
(i) by the Company for cause or (ii) upon the permanent disability of Dr.
Bennett.

Option Grants in 1997

The following table shows, with respect to the Company's Named Executive Officers, certain information with respect to option grants in 1997. All of the grants were made under the Company's 1991 Stock Option Plan. No stock appreciation rights were granted during such year.

                                                                           Potential Realizable
                                                                             Value at Assumed
                                                                              Annual Rates of
                           Number of                                            Stock Price
                           Securities   % of                                  Appreciation for
                           Underlying   Total    Exercise                      Option Term(1)
                            Options    Options   Price Per    Expiration       -------------
        Name                Granted    Granted     Share         Date          5%         10%
        ----                -------    -------     -----         ----          --         ---
Charles E. Bugg, Ph.D.       50,000      8.5%     $14.13       05/13/2007   $444,157  $1,125,581
                             75,000     12.7%       6.50       12/09/2007    306,586     776,949
J. Claude Bennett, M.D.      35,000      5.9%       6.50       12/09/2007    143,074     362,576
John A. Montgomery, Ph.D.    12,000      2.0%      14.13       05/13/2007    106,598     270,139
                             25,000      4.2%       6.50       12/09/2007    102,195     258,983
Ronald E. Gray                5,400       .9%      14.13       05/13/2007     47,969     121,563
                              9,000      1.5%       6.50       12/09/2007     36,790      93,234
John L. Higgins               8,400      1.4%      14.13       05/13/2007     74,618     189,098

(1) Amounts represent hypothetical gains that could be achieved for the respective options at the end of the ten-year option term. The assumed 5% and 10% rates of stock appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate of the future market price of the Common Stock.

Aggregate Option Exercises in 1997 and Year-end Option Values

The following table shows, with respect to the Company's Named Executive Officers, the number and value of unexercised options held by the Named Executive Officers as of December 31, 1996. No stock appreciation rights were exercised during the 1996 fiscal year and no such rights were outstanding at the end of that year.

                                                        Number of Securities
                                                             Underlying           Values of Securities Underlying
                              Shares                     Unexercised Options           Unexercised Options (1)
                            Acquired on     Value        -------------------           -----------------------
       Name                  Exercise     Realized    Exercisable  Unexercisable    Exercisable   Unexercisable
       ----                  --------     --------    -----------  -------------    -----------   -------------
Charles E. Bugg, Ph.D.              0            0      375,000       237,500         $565,625       $96,875
J. Claude Bennett, M.D.             0            0       33,478       112,522            9,853        18,647
John A. Montgomery, Ph.D.           0            0       94,250        54,250          247,094        19,031
Ronald E. Gray                      0            0       60,100        26,700          114,594        11,031
John L. Higgins                17,156      $42,457            0             0                0             0

(1) Amounts reflect the net values of outstanding stock options computed as the difference between $7.00 per share (the fair market value at December 31, 1997) and the exercise price therefor.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Dr. Gee and Dr. Rosenwald. There are no Compensation Committee interlocks.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of the Company's Common Stock as of March 22, 1998 by (i) each director, (ii) each of the Named Executive Officers, (iii) all directors and executive officers of the Company as a group and (iv) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock:

                                                                     Percentage
                                                 Number of Common        of
                                               Shares Beneficially   Outstanding
    Name and Address                                Owned (1)          Shares
    ----------------                                ---------          ------
William W. Featheringill                           2,203,178   (2)      15.8%
100 Brookwood Place, #410
Birmingham, Alabama 35209

Lindsay A. Rosenwald, M.D.                           588,632   (3)       4.2
787 Seventh Avenue, 48th Floor
New York, New York 10019

William M. Spencer, III                              544,172   (4)       3.9

Charles E. Bugg, Ph.D.                               479,030   (5)       3.3

Joseph H. Sherrill, Jr.                              408,978   (6)       2.9

John A. Montgomery, Ph.D.                            143,886   (7)       1.0

Ronald E. Gray                                        70,300   (8)         *

Randolph C. Steer, M.D., Ph.D.                        60,000   (9)         *

J. Claude Bennett, M.D.                               46,084  (10)         *

Zola P. Horovitz, Ph.D.                               27,187   (9)         *

Edwin A. Gee, Ph.D.                                   25,000   (9)         *

John L. Higgins                                        8,685  (11)         *

All executive officers and directors
 as a group (12 persons)                            4,605,132 (12)      30.8

(*) Less than one percent.

(1) Gives effect to the shares of Common Stock issuable within 60 days after March 22, 1998 upon the exercise of all options, warrants and other rights beneficially held by the indicated stockholder on that date.

(2) Includes 65,000 shares of Common Stock held by his brother of which Mr. Featheringill is a beneficial owner, 299,900 shares of Common Stock held by the Featheringill Family Trust of which he is a beneficial owner and 21,978 shares of Common Stock issuable upon exercise of stock options.

(3) Includes 120,239 shares of Common Stock issuable upon exercise of certain common stock warrants, 27,187 shares of Common Stock issuable upon exercise of stock options and 3,125 shares of Common Stock which Dr. Rosenwald holds jointly with his spouse. Also includes 77,539 shares of Common Stock held by Dr. Rosenwald's spouse individually and as custodian for their minor children, as to which Dr. Rosenwald disclaims beneficial ownership. Dr. Rosenwald has granted options to seven individuals to purchase an aggregate of 21,100 shares of Common Stock held by him at purchase prices ranging from $0.60 to $7.20 per share.

(4) Includes 49,400 shares of Common Stock issuable upon exercise of certain common stock warrants, 27,187 shares of Common Stock issuable upon exercise of stock options and 10,000 shares of Common Stock held by Mr. Spencer's spouse and 38 shares of Common Stock held by Mega Holdings, Inc. Liquidation Trust which Mr. Spencer is Trustee and a beneficiary. Mr. Spencer disclaims beneficial ownership of the 10,038 shares of Common Stock held by his spouse and Mega Holdings, Inc. Liquidation Trust.

(5) Includes 413,538 shares of Common Stock issuable upon exercise of stock options.

(6) Includes 21,978 shares of Common Stock issuable upon exercise of stock options, 10,000 shares of Common Stock which Mr. Sherrill holds jointly with his spouse and 10,000 shares of Common Stock held by Mr. Sherrill's spouse. Mr. Sherrill disclaims beneficial ownership of the 10,000 shares of Common Stock held by his spouse.

(7) Includes 100,792 shares of Common Stock issuable upon exercise of stock options and 19,400 shares of Common Stock held by Dr. Montgomery's spouse. Dr. Montgomery disclaims beneficial ownership of the 19,400 shares of Common Stock held by his spouse.

(8) Includes 1,500 shares of Common Stock held by the retirement accounts of Mr. Gray and his spouse and 64,304 shares of Common Stock issuable upon exercise of stock options.

(9) Includes shares of Common Stock issuable upon exercise of stock options.

(10) Includes 42,957 shares of Common Stock issuable upon exercise of stock options.

(11) These shares of Common Stock are held jointly with his spouse.

(12) See Notes (1) through (11).

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Bugg, an executive officer and Director of the Company, is a Professor Emeritus of UAB and is paid an annual stipend of $8,040 by UAB. Dr. Bennett, an executive officer and Director of the Company, is a consultant to and a Distinguished University Professor of UAB and is paid an annual stipend of $12,500 by UAB Education Foundation. The Company paid approximately $791,000 to UAB in 1997 for conducting certain clinical trials, research and data analysis.

Dr. Montgomery, an executive officer and Director of the Company, is a former executive officer of SRI. The Company paid approximately $350,000 to SRI in 1997 for certain research, laboratory rental and supplies. Dr. Montgomery is currently a Distinguished Scientist at SRI and was paid approximately $8,248 by SRI in 1997 for various consulting services unrelated to the services performed by SRI for the Company.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a) Financial Statements

                                                                                               Page in
                                                                                              Form 10-K
The following financial statements appear in Item 8 of this Form 10-K:
    Balance Sheets at December 31, 1997 and 1996                                                  26
    Statements of Operations for the years ended December 31, 1997, 1996 and 1995                 27
    Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995       28
    Statements of Cash Flows for the three years ended December 31, 1997, 1996 and 1995           29
    Notes to Financial Statements                                                              30 to 35
    Report of Independent Auditors                                                                36

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

10.9 Employment Agreement dated December 17, 1996 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit
            10.11 to the Company's Form 10-K for the year ended December 31, 1996 dated March 28, 1997.

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

10.20 Second Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q for the first quarter ending March 31, 1997 dated May 12, 1997.

23.1        Consent of Independent Auditors.

27.1        Financial Data Schedule.

----------
# Confidential treatment granted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Birmingham, State of Alabama, on this 23rd day of March, 1998.

                                            BIOCRYST PHARMACEUTICALS, INC.


                                            By: /s/ Charles E. Bugg
                                                --------------------------------
                                            Charles E. Bugg, Ph.D.
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 23rd, 1998:

         Signature                             Title(s)


 /s/ Charles E. Bugg              Chairman, Chief Executive Officer
-------------------------------   and Director
(Charles E. Bugg, Ph.D.)


/s/ J. Claude Bennett             President, Chief Operating Officer and
-------------------------------   Director
(J. Claude Bennett, M.D.)


/s/ John A. Montgomery            Executive Vice President, Secretary, Chief
-------------------------------   Scientific Officer and Director
(John A. Montgomery, Ph.D.)


 /s/ Ronald E. Gray               Chief Financial Officer (Principal Financial
-------------------------------   and Accounting Officer)
(Ronald E. Gray)


 /s/ William W. Featheringill     Director
-------------------------------
(William W. Featheringill)


/s/ Edwin A. Gee                  Director
-------------------------------
(Edwin A. Gee, Ph.D.)


 /s/ Zola P. Horovitz             Director
-------------------------------
(Zola P. Horovitz, Ph.D.)


 /s/ Lindsay A. Rosenwald         Director
-------------------------------
(Lindsay A. Rosenwald, M.D.)


 /s/ William M. Spencer, III      Director
-------------------------------
(William M. Spencer, III)


 /s/ Joseph H. Sherrill, Jr.      Director
-------------------------------
(Joseph H. Sherrill, Jr.)


 /s/ Randolph C. Steer            Director
-------------------------------
(Randolph C. Steer, M.D., Ph.D.)

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

10.8 Common Stock Purchase Warrants dated December 7, 1993 to purchase 49,400 shares of Common Stock issued to each of John Pappajohn, Lindsay A. Rosenwald and William M. Spencer. Incorporated by reference to
            Exhibit 10.37 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

10.9 Employment Agreement dated December 17, 1996 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1996 dated March 28, 1997.

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

10.20 Second Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to
            Exhibit 10.24 to the Company's Form 10-Q for the first quarter ending March 31, 1997 dated May 12, 1997.

23.1        Consent of Independent Auditors.                             51

27.1        Financial Data Schedule.                                     52

# Confidential treatment granted.