Form 10-Q
period 1998-03-31
BIOCRYST PHARMACEUTICALS INC
filed 1998-05-04
CIK 882796

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

            ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                      NONE
(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,942,189 shares of the Company's Common Stock, $.01 par value, were outstanding as of April 29, 1998.

                         BIOCRYST PHARMACEUTICALS, INC.

                                      INDEX


                     Part I. Financial Information                                                       Page No.
                                                                                                         --------
Item 1.      Financial Statements:
             Condensed Balance Sheets - March 31, 1998 and December 31, 1997                                     2
             Condensed Statements of Operations - Three Months Ended March 31, 1998 and 1997                     3
             Condensed Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997                     4
             Notes to Condensed Financial Statements                                                             5
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations               5

                                              Part II. Other Information
Item 1.      Legal Proceedings                                                                                   15
Item 2.      Changes in Securities and Use of Proceeds                                                           15
Item 3.      Defaults Upon Senior Securities                                                                     15
Item 4.      Submission of Matters to a Vote of Security Holders                                                 15
Item 5.      Other Information                                                                                   15
Item 6.      Exhibits and Reports on Form 8-K                                                                    15
             Signatures                                                                                          17

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         BIOCRYST PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997


                                                                                     1998               1997
                                   ASSETS                                        (UNAUDITED)          (NOTE 1)
Cash and cash equivalents                                                      $        3,501,811  $        3,757,098
Securities held-to-maturity                                                            16,560,070          15,723,631
Prepaid expenses and other current assets                                                 446,820             214,777
                                                                                          -------             -------
   Total current assets                                                                20,508,701          19,695,506
Securities held-to-maturity                                                             2,297,287           5,162,757
Furniture and equipment, net                                                            1,627,941           1,557,537
Patents                                                                                    66,613              68,928
                                                                                           ------              ------
   Total assets                                                                $       24,500,542  $       26,484,728
                                                                               ------------------  ------------------
                                                                               ------------------  ------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                               $          680,751  $          245,180
Accrued expenses                                                                          406,117             306,433
Accrued taxes, other than income                                                          118,054             166,177
Accrued vacation                                                                          120,210              89,777
Current maturities of capital lease obligations                                            44,610              57,896
                                                                                           ------              ------
   Total current liabilities                                                            1,369,742             865,463
Obligations under capital lease obligations                                                31,518              34,469
Deferred license fee                                                                      300,000             300,000
                                                                                          -------             -------
   Total liabilities                                                                    1,701,260           1,199,932
                                                                                        ---------           ---------
Stockholders' equity:
  Convertible preferred stock, $.01 par value, shares authorized - 5,000,000;
    shares issued and outstanding - none
  Common stock, $.01 par value, shares authorized - 45,000,000; shares issued and outstanding -
    13,940,210 in 1998 and 13,817,667 in 1997                                             139,402             138,177
  Additional paid-in capital                                                           74,050,108          73,531,104
  Accumulated deficit                                                                (51,390,228)        (48,384,485)
                                                                                     -----------         -----------
   Total stockholders' equity                                                          22,799,282          25,284,796
                                                                                       ----------          ----------
   Total liabilities and stockholders' equity                                  $       24,500,542  $       26,484,728
                                                                               ------------------  ------------------
                                                                               ------------------  ------------------







See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                        1998             1997
Collaborative and other research and development                  $                $
Interest and other                                                        381,987          451,609
                                                                      -----------      -----------
   Revenues                                                               381,987          451,609
                                                                      -----------      -----------

Research and development                                                2,741,473        2,910,485
General and administrative                                                641,230          672,591
Interest                                                                    5,027           17,635
                                                                      -----------      -----------
   Expenses                                                             3,387,730        3,600,711
                                                                      -----------      -----------
Net loss                                                          $    (3,005,743) $    (3,149,102)
                                                                      -----------      -----------
                                                                      -----------      -----------

Net loss per share (Note 2)                                            $(.22)           $(.23)

Weighted average shares outstanding (Note 2)                           13,876,907       13,748,998








See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                                     1998             1997
OPERATING ACTIVITIES
Net loss                                                                       $   (3,005,743)  $   (3,149,102)
Depreciation and amortization                                                          149,406          142,882
Non-monetary compensation                                                               12,267            5,022
Changes in operating assets and liabilities, net                                       287,837        (192,167)
                                                                                   -----------      -----------
  Net cash  used by operating activities                                           (2,556,233)      (3,193,365)
                                                                                   -----------      -----------

INVESTING ACTIVITIES
Purchases of furniture and equipment                                                 (219,810)        (276,055)
Purchase of marketable securities                                                  (1,851,183)      (1,526,833)
Maturities of marketable securities                                                  3,880,214        4,611,650
                                                                                   -----------      -----------
   Net cash provided by investing activities                                         1,809,221        2,808,762
                                                                                   -----------      -----------

FINANCING ACTIVITIES
Principal payments on debt and capital lease obligations                              (16,237)         (76,058)
Proceeds from sale of common stock, net of issuance cost                               507,962          261,916
                                                                                   -----------      -----------
   Net cash provided by financing activities                                           491,725          185,858
                                                                                   -----------      -----------

(Decrease) in cash and cash equivalents                                              (255,287)        (198,745)
Cash and cash equivalents at beginning of period                                     3,757,098        3,635,780
                                                                                   -----------      -----------
Cash and cash equivalents at end of period                                     $     3,501,811  $     3,437,035
                                                                                   -----------      -----------
                                                                                   -----------      -----------







See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.  Basis of Preparation

The condensed balance sheet as of March 31, 1998 and the condensed statements of operations and cash flows for the three months ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles by BioCryst Pharmaceuticals, Inc. (the "Company" or "BioCryst") and have not been audited. Such financial statements reflect all adjustments which are, in management's opinion, necessary to present fairly, in all material respects, the financial position at March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 1997 and the notes thereto included in the Company's 1997 Annual Report. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 1997 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

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

OVERVIEW

Since its inception in 1986, the Company has been engaged in research and development activities (including drug discovery, manufacturing compounds, conducting preclinical studies and clinical trials) and organizational efforts (including recruiting its scientific and management personnel), establishing laboratory facilities, engaging its Scientific Advisory Board and raising capital. The Company has not received any revenue from the sale of pharmaceutical products and does not expect to receive such revenues to a significant extent for at least several years, if at all. The Company has incurred operating losses since its inception. The Company expects to incur significant additional operating losses over the next several years and expects such losses to increase as the Company's research and development and clinical trial efforts continue.

RESULTS OF OPERATIONS (FIRST THREE MONTHS OF 1998 COMPARED TO THE FIRST THREE MONTHS OF 1997)

Revenues decreased 15.4% to $381,987 in the first three months of 1998 from $451,609 in the first three months of 1997. The decrease was primarily due to having less money to invest, thus reducing interest income.

Research and development expenses decreased 5.8% to $2,741,473 in the first three months of 1998 from $2,910,485 in the first three months of 1997. The decrease is primarily attributable to a decrease in costs associated with conducting trials (the Company was conducting two Phase III trials during this period in 1997, which are larger and more expensive than Phase I and Phase II trials). These costs tend to fluctuate from period to period depending upon the status of the Company's research projects.

General and administrative expenses decreased 4.7% to $641,230 in the first three months of 1998 from $672,591 in the first three months of 1997. The decrease is primarily the result of decreased consulting fees and a one-time lease fee expense in 1997. The fluctuations in the other accounts were generally offsetting.

Interest expense decreased 71.5% to $5,027 in the first three months of 1998 from $17,635 in the first three months of 1997. The decrease is due to a decline in capitalized lease obligations, along with long-term debt, resulting in lesser interest expense. The Company obtained most of its leases in connection with the move to its new facilities in April 1992.

LIQUIDITY AND CAPITAL RESOURCES

Cash expenditures have exceeded revenues since the Company's inception. Operations have principally been funded through public offerings of common stock, private placements of equity and debt securities, equipment lease financing, facility leases, collaborative and other research and development agreements (including a license and options for licenses), research grants and interest income. In addition, the Company has attempted to contain costs and reduce cash flow requirements by renting scientific equipment or facilities, contracting with third parties to conduct certain research and development and using consultants. The Company expects to incur additional expenses, resulting in significant losses, as it continues its research and development activities and undertakes additional preclinical studies and clinical trials of compounds which have been or may be discovered. The Company also expects to incur substantial administrative, manufacturing and commercialization expenditures in the future as it seeks Food and Drug Administration (the "FDA") approval for its compounds and establishes its manufacturing capability under good manufacturing practices ("GMP"), and substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

At March 31, 1998, the Company's cash, cash equivalents and securities held-to-maturity were $22.4 million, a decrease of $2.3 million from December 31,1997 principally due to the net loss for the three months ended March 31, 1998, offset by the sale of common stock under the Company's Stock Option and Employee Stock Purchase Plans.

The Company has financed its equipment purchases primarily with lease lines of credit. The Company currently has a $500,000 line of credit with its bank to finance capital equipment. In January 1992, the Company entered into an operating lease for its current facilities which, based on an extension signed in February 1998, expires on March 31, 2001, with an option to lease for an additional three years at current market rates. The February 1998 extension also added 9,600 square feet of finished office space. The operating lease requires the Company to pay monthly rent (ranging from $19,399 and escalating annually to a minimum of $20,580 per month in the final year), and a pro rata share of operating expenses and real estate taxes in excess of base year amounts.

At December 31, 1997, the Company had long-term capital lease and operating lease obligations which provide for aggregate minimum payments of $251,401 in 1998, $201,653 in 1999 and $127,610 in 2000. The Company is required to expend $6 million , over a period coinciding with funding by the Company to The University of Alabama at Birmingham ("UAB") on its influenza neuraminidase project, of which approximately $5.9 million was expended through March 31, 1998. In 1997, the Company upgraded all its personal computers and established a network using software packages that are generally year 2000 compliant. Consequently, the Company does not anticipate incurring additional significant costs to ensure that its operations will not be adversely impacted by the year 2000 software problem.

The Company entered into an exclusive license agreement with Torii Pharmaceutical Co., Ltd. ("Torii") under which Torii paid the Company $1.5 million in license fees and made a $1.5 million equity investment in the Company in 1996. The first milestone payment of $1 million was received in 1997. While the license agreement provides for potential milestone payments of up to an additional $18 million and royalties on future sales of licensed products in Japan, there can be no assurance that Torii will continue to develop the product in Japan or that if it does so that it will result in meeting the milestones or achieving future sales of licensed products in Japan.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES

EARLY STAGE OF DEVELOPMENT; UNCERTAINTY OF PRODUCT DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY

BioCryst is at an early stage of development. All of the Company's compounds are in research and development, and no revenues have been generated from sales of its compounds. It will be a number of years, if ever, before the Company will recognize significant revenues from product sales or royalties. To date, most of the Company's resources have been dedicated to the research and development of pharmaceutical compounds based upon its purine nucleoside phosphorylase ("PNP") program for the treatment of T-cell proliferative diseases and disorders and for the development of inhibitors of influenza neuraminidase and enzymes and proteins involved in the complement cascade. The Company is conducting preclinical and clinical studies with its lead drugs, BCX-34 and BCX-1470, and results from these studies may not support future human clinical testing or further development of the compounds. Recently completed Phase III trials with a cream formulation of BCX-34 for treatment of cutaneous T-cell lymphoma ("CTCL") and psoriasis did not show statistical efficacy. Accordingly, the Company has discontinued further development of the cream formulation of BCX-34, but is continuing its oral trials for BCX-34 and a Phase I trial for a topical ointment treatment for psoriasis. T-cell proliferative diseases, as well as the other disease indications the Company is studying, are highly complex and their causes are not fully known. The Company's compounds under development will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical testing prior to submission of any regulatory application for commercial use. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse side effects or inadequate therapeutic efficacy could slow or prevent product development efforts and have a material adverse effect on the Company. One of BioCryst's lead drugs, BCX-34, reversibly inhibits T-cell activity, an essential component of the human immune system. In addition to any direct toxicities or side effects the drug may cause, BCX-34, while inhibiting T-cells, may compromise the immune system's ability to fight infection. Although the Company will monitor immunosuppression during drug dosing, there can be no assurance that the drug will not cause irreversible immunosuppression. There can be no assurance that the Company's research or product development efforts as to any particular compound will be successfully completed, that the compounds currently under development will be safe or efficacious, that required regulatory approvals can be obtained, that products can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed or will be accepted by patients, health care providers and third-party payors. Few drugs discovered by use of structure-based drug design have been successfully developed, approved by the FDA or marketed. Within the pharmaceutical industry, treatment of the disease indications being pursued by the Company, especially T-cell proliferative diseases such as CTCL and psoriasis, have proven difficult. There can be no assurance that drugs resulting from the approach of structure-based drug design employed by the Company will overcome the difficulties of drug discovery and development or result in commercially successful products.

UNCERTAINTY ASSOCIATED WITH PRECLINICAL AND CLINICAL TESTING

Before obtaining regulatory approvals for the commercial sale of any of its products, BioCryst must undertake extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. The Company has limited experience in conducting clinical trials. To date, the Company has conducted initial preclinical testing of certain of its compounds and is testing oral and topical ointment formulations of BCX-34 in various clinical trials. The results of initial preclinical and clinical testing of compounds under development by the Company are neither necessarily predictive of results that will be obtained from subsequent or more extensive preclinical and clinical testing nor necessarily acceptable to the FDA to support applications for marketing permits. However, the Company recently completed two Phase III trials of a topical cream formulation of BCX-34 which did not show statistical efficacy. Even if the results of subsequent clinical tests are positive, products, if any, resulting from the Company's research and development programs are not likely to be commercially available for several years. Additionally, the Company has made and may in the future make changes to the formulation of its drugs and/or to the processes for manufacturing its drugs. Any such future changes in formulation or manufacturing processes could result in delays in conducting further preclinical and clinical testing, in unexpected adverse events in further preclinical and clinical testing, and/or in additional development expenses. Furthermore, there can be no assurance that clinical studies of products under development will be acceptable to the FDA or demonstrate the safety and efficacy of such products at all or to the extent necessary to obtain regulatory approvals of such products. Companies in the industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to comply with data integrity good clinical practices requirements or to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product, and would have a material adverse effect on the Company.

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

GOVERNMENT REGULATION; NO ASSURANCE OF PRODUCT APPROVAL

The research, testing, manufacture, labeling, distribution, advertising, marketing and sale of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing, compounds developed by the Company must undergo an extensive regulatory approval process required by the FDA and by comparable agencies in other countries. This process, which includes preclinical studies and clinical trials of each compound to establish its safety and effectiveness and confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing, can take many years, requires the expenditure of substantial resources and gives larger companies with greater financial resources a competitive advantage over the Company. To date, no compound or drug candidate being evaluated by the Company has been submitted for approval to the FDA or any other regulatory authority for marketing, and there can be no assurance that any such compound or drug candidate will ever be approved for marketing or that the Company will be able to obtain the labeling claims desired for its compounds or drug candidates. The Company is and will continue to be dependent upon the laboratories and medical institutions conducting its preclinical studies and clinical trials to maintain both good laboratory and good clinical practices and, except for the formulating and packaging of small quantities of its drug formulations which the Company is currently undertaking, upon the manufacturers of its compounds to maintain compliance with current GMP requirements. Data obtained from preclinical studies and clinical trials are subject to varying interpretations which could delay, limit or prevent FDA regulatory approval. Delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of development and FDA regulatory review. Similar delays also may be encountered in foreign countries. Moreover, even if approval is granted, such approval may entail commercially unacceptable limitations on the labeling claims for which a compound may be marketed. Even if such regulatory approval is obtained, a marketed drug or compound and its manufacturer are subject to continual review and inspection, and later discovery of previously unknown problems with the product or manufacturer may result in restrictions or sanctions on such product or manufacturer, including withdrawal of the product from the market, and other enforcement actions.

 In June 1995 the Company notified the FDA that it had submitted incorrect efficacy data to the FDA pertaining to its Phase II dose-ranging studies of BCX-34 for CTCL and psoriasis. The FDA inspected the Company in November 1995 in relation to a study involving the topical application of BCX-34 concluded in early 1995, and in June 1996 the FDA inspected the Company and one of its clinical sites in relation to a Phase II dose-ranging study of BCX-34 for CTCL and a Phase II dose ranging study for psoriasis, both of which were concluded in early 1995. After each inspection, the FDA issued to the Company a List of Inspectional Observations ("Form FDA 483") setting forth certain deficient Good Clinical Practices procedures followed by the Company, some of which resulted in submission to the FDA of efficacy data which reported false statistical significance. The FDA also issued a Form FDA 483 to the principal investigator at one of the Company's clinical sites citing numerous significant deficiencies in the conduct of the Phase II dose-ranging studies of BCX-34 for CTCL and psoriasis. These deficiencies included improper delegations of authority by the principal investigator, failures to follow the protocols, institutional review board deviations, and discrepancies or deficiencies in documentation and reporting. As a consequence of the FDA inspections and such resulting Form FDA 483s, the Company's ongoing clinical studies are likely to receive increased scrutiny since the same clinical site which received the Form FDA 483 is involved in the Company's oral trials; this may delay the regulatory review process or require the Company to increase the number of patients at other sites to obtain approval (which can not be assured on a timely basis or at all). The Company has adjusted certain of its procedures, but there can be no assurance that the FDA will find such adjustments to be in compliance with FDA requirements or that, even if it does find such adjustments to be in compliance, it will not seek to impose administrative, civil or other sanctions in connection with the earlier studies. Administrative sanctions could include refusing to accept earlier studies and requiring the Company to repeat one or more clinical studies, which would be the only studies the FDA would accept for purposes of substantive scientific review of any New Drug Application by the agency.

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

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

BioCryst, to date, has generated no revenue from product sales and has incurred losses since its inception. As of March 31, 1998, the Company's accumulated deficit was approximately $51.4 million. Losses have resulted principally from costs incurred in research activities aimed at discovering, designing and developing the Company's pharmaceutical product candidates and from general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from collaborative arrangements, licenses, research grants and from interest income. The Company expects to incur significant additional operating losses over the next several years and expects such losses to increase as the Company's research and development and clinical trial efforts continue. The Company's ability to achieve profitability depends upon its ability to develop drugs and to obtain regulatory approval for its products that may be developed, to enter into agreements for product development, manufacturing and commercialization, and to develop the capacity to manufacture, market and sell its products. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

ADDITIONAL FINANCING REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

The Company has incurred negative cash flows from operations in each year since its inception. The Company expects that the funding requirements for its operating activities will increase substantially in the future due to continued research and development activities (including preclinical studies and clinical trials), the development of manufacturing capabilities and the development of marketing and distribution capabilities. The Company anticipates that its capital resources are adequate to satisfy its capital requirements at least through 1998. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs, progress with preclinical studies and clinical trials, prosecuting and enforcing patent claims, competing technological and market developments, changes in existing collaborative research or development relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up and effective marketing activities and arrangements. The Company anticipates, based on its current business plan, that it will be necessary to raise additional funds in 1999 or earlier. Additional funds, if any, may possibly be raised through financing arrangements or collaborative relationships and/or the issuance of preferred or common stock or convertible securities, on terms and prices significantly more favorable than those of the currently outstanding Common Stock, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. In addition, collaborative arrangements may require the Company to transfer certain material rights to such corporate partners. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its research, drug discovery or development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates or products. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all.

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

Many of the Company's competitors have significantly greater experience in conducting preclinical studies and clinical trials of new pharmaceutical compounds and in obtaining FDA and other regulatory approvals for health care products. Accordingly, BioCryst's competitors may succeed in obtaining approvals for their drug candidates more rapidly than the Company and in developing products that are safer or more effective or less costly than any that may be developed by the Company and may also be more successful than the Company in the production and marketing of such products. Many of the Company's competitors also have current GMP facilities and significantly greater experience in implementing GMP or in obtaining and maintaining the requisite regulatory standards for manufacturing. Moreover, other technologies are, or may in the future become, the basis for competitive products. Competition may increase further as a result of the potential advances from structure-based drug design and greater availability of capital for investment in this field. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company or that would render the Company's technology and product candidates obsolete or noncompetitive.

DEPENDENCE ON COLLABORATIVE PARTNERS; RELATIONSHIP WITH THE UNIVERSITY OF ALABAMA AT BIRMINGHAM

 The Company's strategy for research, development and commercialization of certain of its products is to rely in part upon various arrangements with corporate partners, licensees and others. As a result, the Company's products are dependent in large part upon the subsequent success of such third parties in performing preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and marketing. The Company entered into an exclusive license agreement with Torii in May 1996 to develop, manufacture and commercialize in Japan BCX-34 and certain other PNP inhibitor compounds for three indications. The Company has also entered into collaborative arrangements with 3-Dimensional Pharmaceuticals, Inc. to share resources and technology to expedite the identification of inhibitors of key serine protease enzymes and with Novartis and intends to pursue additional collaborations in the future. There can be no assurance that the Company will be able to negotiate additional acceptable collaborative arrangements or that such arrangements will be successful. No assurance can be given that the Company's collaborative partners will be able to obtain FDA approval for any licensed compounds, that any such licensed compounds, if so approved, will be able to be commercialized successfully, or that the Company will realize any revenues pursuant to such arrangements. Although the Company believes that parties to collaborative arrangements generally have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources which they devote to these activities are not within the control of the Company. There can be no assurance that such parties will perform their obligations as expected or that current or potential collaborators will not pursue treatments for other diseases or seek alternative means of developing treatments for the diseases targeted by collaborative programs with the Company or that any additional revenues will be derived from such arrangements. If any of the Company's collaborators breaches or terminates its agreement with the Company or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of the product candidate or research program under such collaboration agreement may be delayed, the Company may be required to undertake unforeseen additional responsibilities or to devote unforeseen additional resources to such development or commercialization, or such development or commercialization could be terminated. The termination or cancellation of collaborative arrangements could also adversely affect the Company's financial condition, intellectual property position and operations. In addition, disagreements between collaborators and the Company have in the past and could in the future lead to delays in the collaborative research, development or commercialization of certain product candidates, or could require or result in legal process or arbitration for resolution. These consequences could be time-consuming, expensive and could have material adverse effects on the Company.

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

UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

The Company's success will depend in part on its ability to obtain and enforce patent protection for its products, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties, both in the United States and in other countries. In the absence of patent protection, the Company's business may be adversely affected by competitors who develop substantially equivalent technology. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. To date, the Company has been issued seven United States patents related to its PNP inhibitor compounds. One of these compounds is under a patent issued to Warner-Lambert and the Company may require a license from Warner-Lambert to market a product containing one or both of these compounds. The Company has the right of first refusal to negotiate a license from

Warner-Lambert for that compound, however, there can be no assurance that such a license would be available or obtainable on terms acceptable to the Company. A patent has also been issued by the U.S. Patent and Trademark Office ("PTO") on a new process to prepare BCX-34 and other PNP inhibitors and an additional patent application has been filed for another new process to prepare BCX-34 and other PNP inhibitors. In addition, two patent applications have been filed with the PTO relating to inhibitors of influenza neuraminidase. Also, two provisional United States patent applications have been filed with the PTO on complement inhibitors. The Company has filed certain corresponding foreign patent applications and intends to file additional foreign patent applications and additional United States patent applications, as appropriate. There can be no assurance that patents will be issued from such applications, that the Company will develop additional products that are patentable or that present or future patents will provide sufficient protection to the Company's present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information, design around the Company's patents or obtain access to the Company's know-how or that others will not successfully challenge the validity of the Company's patents or be issued patents which may prevent the sale of one or more of the Company's product candidates, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Legal standards relating to the scope of claims and the validity of patents in the fields in which the Company is pursuing research and development are still evolving, are highly uncertain and involve complex legal and factual issues. No assurance can be given as to the degree of protection or competitive advantage any patents issued to the Company will afford, the validity of any such patents or the Company's ability to avoid infringing any patents issued to others. Further, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed by the products of others. Litigation and other proceedings involving the defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease any related research and development activities or sales.

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

RISK OF PRODUCT LIABILITY; AVAILABILITY OF INSURANCE

The Company's business may be affected by potential product liability risks which are inherent in the testing, manufacturing and marketing of pharmaceutical and other products under development by the Company. There can be no assurance that product liability claims will not be asserted against the Company, its collaborators or licensees. The use of compounds or drug candidates developed by the Company in clinical trials and the subsequent sale of such products is likely to cause BioCryst to bear all or a portion of those risks. The Company does not have product liability insurance but does maintain coverage for clinical trials in the amount of $6 million per occurrence and in the aggregate. No assurance can be given that such insurance will be adequate to cover claims made with respect to the clinical trials. There can be no assurance that the Company will be able to obtain or maintain adequate product liability insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. Furthermore, there can be no assurance that any collaborators or licensees of BioCryst will agree to indemnify the Company, be sufficiently insured or have a net worth sufficient to satisfy any such product liability claims.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:

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




10.8     Common Stock Purchase Warrants dated December 7, 1993 to purchase
         49,400 shares of Common Stock issued to each of John Pappajohn, Lindsay
         A. Rosenwald and William M. Spencer. Incorporated by reference to
         Exhibit 10.37 to the Company's Form S-1 Registration Statement
         (Registration No. 33-73868).
10.9     Employment Agreement dated December 17, 1996 between the Registrant and
         Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1996 dated
         March 28, 1997.
10.10    Employment Agreement dated December 18, 1996 between the Registrant and
         J. Claude Bennett. Incorporated by reference to Exhibit 10.12 to the
         Company's Form 10-K for the year ended December 31, 1996 dated March
         28, 1997.
10.11    License Agreement dated April 15, 1993 between Ciba-Geigy Corporation
         (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company's Form S-1 Registration
         Statement (Registration No. 33-73868).
10.12 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company's Form S-8 Registration Statement (Registration No.
         33-95062).
10.13    First Amendment to Lease Agreement between Registrant and Principal
         Mutual Life Insurance Company, Inc. for office/warehouse space.
         Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ending December 31, 1994 dated March 28, 1995.
10.14 Form of Stock Purchase Agreement dated May 1995 between Registrant and various parties to purchase 1,570,000 shares of common stock.
         Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.
10.15 Form of Registration Rights Agreement dated May 1995 between Registrant and various parties. Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated
         August 11, 1995.
10.16 Form of Stock Purchase Agreement dated March 22, 1996 among Registrant and certain investors to purchase 1,000,000 shares of common stock.
         Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated March 22, 1996.
10.17    Form of Registration Rights Agreement dated March 22, 1996 among
         Registrant and certain investors. Incorporated by reference to Exhibit
         10.2 to the Company's Form 8-K dated March 22, 1996.
10.18#   License Agreement, dated May 31, 1996, between Registrant and Torii
         Pharmaceutical Co., Ltd. ("Torii"). Incorporated by reference to
         Exhibit 10.1 to the Company's Form 8-K/A dated May 3, 1996 and filed
         August 2, 1996.
10.19#   Stock Purchase Agreement, dated May 31, 1996, between Registrant and
         Torii. Incorporated by reference to Exhibit 10.2 to the Company's Form
         8-K/A dated May 3, 1996 and filed August 2, 1996.
10.20    Second Amendment to Lease Agreement between Registrant and Principal
         Mutual Life Insurance Company, Inc. for office/warehouse space.
         Incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q for the first quarter ending March 31, 1997 dated May 12, 1997.
10.21    Third Amendment to Lease Agreement between Registrant and Principal
         Mutual Life Insurance Company, Inc. for office/warehouse space.
27.1     Financial Data Schedule.


 ----------
#  Confidential treatment granted.




b.  Reports on Form 8-K:

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BIOCRYST PHARMACEUTICALS, INC.




Date:  April 29, 1998      /s/ Charles E. Bugg
                           ------------------------------------
                           Charles E. Bugg
                           Chairman and Chief Executive Officer



Date:  April 29, 1998      /s/ Ronald E. Gray
                           ------------------------------------
                           Ronald E. Gray
                           Chief Financial Officer and Chief Accounting Officer