Form 10-Q
period 1998-06-30
BIOCRYST PHARMACEUTICALS INC
filed 1998-08-14
CIK 882796

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                    Yes X   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,956,743 shares of the Company's Common Stock, $.01 par value, were outstanding as of August 10, 1998.

                        BIOCRYST PHARMACEUTICALS, INC.

                                     INDEX


                                 Part I. Financial Information                        Page No.
                                                                                      --------
Item 1.     Financial Statements:
            Condensed Balance Sheets - June 30, 1998 and December 31, 1997                2
            Condensed Statements of Operations - Three and Six Months Ended
              June 30, 1998 and 1997                                                      3
            Condensed Statements of Cash Flows - Six Months Ended
              June 30, 1998 and 1997                                                      4
            Notes to Condensed Financial Statements                                       5
Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                       5
                                  Part II. Other Information
Item 1.     Legal Proceedings                                                            15
Item 2.     Changes in Securities                                                        15
Item 3.     Defaults Upon Senior Securities                                              15
Item 4.     Submission of Matters to a Vote of Security Holders                          15
Item 5.     Other Information                                                            16
Item 6.     Exhibits and Reports on Form 8-K                                             16
            Signatures                                                                   18



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           BIOCRYST PHARMACEUTICALS, INC.
                              CONDENSED BALANCE SHEETS
                         June 30, 1998 and December 31, 1997
                          (In thousands, except per share)

                                                                                 1998           1997
                                   ASSETS                                     (Unaudited)     (Note 1)
Cash and cash equivalents                                                       $   3,664       $  3,757
Securities held-to-maturity                                                        15,613         15,724
Prepaid expenses and other current assets                                             351            215
                                                                                 --------       --------
   Total current assets                                                            19,628         19,696
Securities held-to-maturity                                                                        5,163
Furniture and equipment, net                                                        1,598          1,557
Patents                                                                                66             69
                                                                                 --------       --------
   Total assets                                                                  $ 21,292       $ 26,485
                                                                                 --------       --------
                                                                                 --------       --------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                 $    333       $    245
Accrued expenses                                                                      509            307
Accrued taxes, other than income                                                      141            166
Accrued vacation                                                                      114             90
Current maturities of capital lease obligations                                        26             58
                                                                                 --------       --------
   Total current liabilities                                                        1,123            866
Capital lease obligations                                                              28             34
Deferred license fee                                                                  300            300
                                                                                 --------       --------
   Total liabilities                                                                1,451          1,200
                                                                                 --------       --------
Stockholders' equity:
  Convertible preferred stock, $.01 par value, shares
    authorized - 5,000; shares issued and outstanding - none
  Common stock, $.01 par value, shares authorized -
    45,000; shares issued and outstanding -
    13,942 in 1998 and 13,818 in 1997                                                 139            138
  Additional paid-in capital                                                       74,073         73,531
  Accumulated deficit                                                             (54,371)       (48,384)
                                                                                 --------       --------
   Total stockholders' equity                                                      19,841         25,285
                                                                                 --------       --------
   Total liabilities and stockholders' equity                                    $ 21,292       $ 26,485
                                                                                 --------       --------
                                                                                 --------       --------



            See accompanying notes to condensed financial statements.

                        BIOCRYST PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                     Periods Ended June 30, 1998 and 1997
                       (In thousands, except per share)


                                                                    Three Months          Six Months
                                                                   1998      1997       1998      1997

Collaborative and other research and development                  $        $  1,000   $          $ 1,000
Interest and other                                                    289       427        671       879
                                                                  -------  --------   --------   -------
   Revenues                                                           289     1,427        671     1,879
                                                                  -------  --------   --------   -------

Research and development                                            2,611     2,521      5,353     5,431
General and administrative                                            654       974      1,295     1,647
Interest                                                                5        12         10        30
                                                                  -------  --------   --------   -------
   Expenses                                                         3,270     3,507      6,658     7,108
                                                                  -------  --------   --------   -------
Net loss                                                          $(2,981)  $(2,080)   $(5,987)  $(5,229)
                                                                  -------  --------   --------   -------
                                                                  -------  --------   --------   -------

Net loss per share (Note 2)                                       $  (.21) $   (.15)  $   (.43)  $  (.38)

Weighted average shares outstanding (Note 2)                       13,942    13,773     13,926    13,761








           See accompanying notes to condensed financial statements.

                      BIOCRYST PHARMACEUTICALS, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                  Six Months Ended June 30, 1998 and 1997
                              (In thousands)


                                                                                1998         1997
Operating activities
Net loss                                                                        $(5,987)     $(5,229)
Depreciation and amortization                                                       299          315
Non-monetary compensation                                                            25           76
Changes in operating assets and liabilities, net                                    156           29
                                                                                -------      -------
  Net cash  used by operating activities                                         (5,507)      (4,809)
                                                                                -------      -------

Investing activities
Purchases of furniture and equipment                                               (340)        (909)
Purchases of marketable securities                                               (2,352)      (2,271)
Maturities of marketable securities                                               7,626        8,892
                                                                                -------      -------
   Net cash provided by investing activities                                      4,934        5,712
                                                                                -------      -------

Financing activities
Principal payments on debt and capital lease obligations                            (38)        (175)
Proceeds of sale/leaseback                                                                        41
Proceeds from sale of common stock, net of issuance cost                            518          274
                                                                                -------      -------
   Net cash provided by financing activities                                        480          140
                                                                                -------      -------

(Decrease)/increase in cash and cash equivalents                                    (93)       1,043
Cash and cash equivalents at beginning of period                                  3,757        3,636
                                                                                -------      -------
Cash and cash equivalents at end of period                                      $ 3,664      $ 4,679
                                                                                -------      -------
                                                                                -------      -------





            See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.  Basis of Preparation

The condensed balance sheet as of June 30, 1998 and the condensed statements of operations and cash flows for the six months ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles by the Company and have not been audited. Such financial statements reflect all adjustments which are, in management's opinion, necessary to present fairly, in all material respects, the financial position at June 30, 1998 and the results of operations and cash flows for the six months ended June 30, 1998 and 1997. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 1997 and the notes thereto included in the Company's 1997 Annual Report. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 1997 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

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

Results of Operations (three months ending June 30, 1998 compared to three months ending June 30, 1997)

Revenues decreased 79.7% to $289,000 in the three months ended June 30, 1998 from $1,427,000 in the three months ended June 30, 1997. The decrease in 1998 was primarily due to the first milestone payment received in the second quarter of 1997 from Torii Pharmaceutical Co., Ltd. ("Torii") versus none received in 1998 plus less interest income due to declining cash available for investment from that available in 1997.

Research and development expenses increased 3.6% to $2,611,000 in the three months ended June 30, 1998 from $2,521,000 in the three months ended June 30, 1997. Such expenses vary from period to period based on the status of the Company's projects. The Company completed two Phase III clinical trials in 1997. In 1998, the Company commenced two Phase I clinical trials for its serine protease inhibitor, most of which was in the second quarter, continued its three Phase I/II clinical trials for an oral formulation of its PNP inhibitor and initiated preclinical studies for its influenza neuraminidase and serine protease inhibitors in the first half of 1998. Overall, the decline in costs associated with the Company's PNP inhibitor project were offset by the advances in the Company's serine protease and influenza neuraminidase projects. As a result, there was a slight increase for the second quarter of 1998 in the outside research and development efforts associated with the Company's three research and development projects.

General and administrative expenses decreased 32.9% to $654,000 in the three months ended June 30, 1998 from $974,000 in the three months ended June 30, 1997. The decrease in 1998 was primarily due to the fees and taxes on the Torii milestone payment received in the second quarter of 1997 versus none in the second quarter of 1998.

Interest expense decreased 58.3% to $5,000 in the three months ended June 30, 1998 from $12,000 in the three months ended June 30, 1997. The decrease in 1998 was due to a decline in capitalized lease obligations, along with long-term debt, resulting in lesser interest expense. The Company obtained most of its leases in connection with the move to its new facilities in April 1992.

Results of Operations (six months ending June 30, 1998 compared to the six months ending June 30, 1997)

Revenues decreased 64.3% to $671,000 in the first six months of 1998 from $1,879,000 in the first six months of 1997. The decrease in 1998 was primarily due to the first milestone payment received in the second quarter of 1997 from Torii Pharmaceutical Co., Ltd. ("Torii") versus none received in 1998 plus less interest income due to declining cash available for investment from that available in 1997.

Research and development expenses decreased 1.4% to $5,353,000 in the first six months of 1998 from $5,431,000 in the first six months of 1997. Such expenses vary from period to period based on the status of the Company's projects. The Company completed two Phase III clinical trials in 1997. In 1998, the Company commenced two Phase I clinical trials for its serine protease inhibitor, most of which was in the second quarter, continued its three Phase I/II clinical trials for an oral formulation of its PNP inhibitor and initiated preclinical studies for its influenza neuraminidase and serine protease inhibitors in the first half of 1998. Overall, the decline in costs associated with the Company's PNP inhibitor project were partially offset by the advances in the Company's serine protease and influenza neuraminidase projects. As a result, there was a slight decrease in 1998 in the outside research and development efforts associated with the Company's three research and development projects.

General and administrative expenses decreased 21.4% to $1,295,000 in the first six months of 1998 from $1,647,000 in the first six months of 1997. The decrease in 1998 was primarily due to the fees and taxes on the Torii milestone payment received in the second quarter of 1997.

Interest expense decreased 66.7% to $10,000 in the first six months of 1998 from $30,000 in the first six months of 1997. The decrease in 1998 was due to a decline in capitalized lease obligations, along with long-term debt, resulting in lesser interest expense. The Company obtained most of its leases in connection with the move to its new facilities in April 1992.

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

At June 30, 1998, the Company's cash, cash equivalents and securities held-to-maturity were $19.3 million, a decrease of $5.4 million from December 31,1997 principally due to the net loss for the six months ended June 30, 1998 and the purchase of furniture and equipment, offset by the sale of common stock under the Company's Stock Option and Employee Stock Purchase Plans.

The Company has financed its equipment purchases primarily with lease lines of credit. The Company currently has a $500,000 line of credit with its bank to finance capital equipment. In January 1992, the Company entered into an operating lease for its current facilities which, based on an extension signed in June 1998, expires on June 30, 2003, with an option to lease for an additional three years at current market rates. The June 1998 extension also added 3,210 square feet of finished office space. The operating lease requires the Company to pay monthly rent (ranging from $21,405 and escalating annually to a minimum of $24,814 per month in the final year), and a pro rata share of operating expenses and real estate taxes in excess of base year amounts.

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

The Company entered into an exclusive license agreement with Torii Pharmaceutical Co., Ltd. ("Torii") under which Torii paid the Company $1.5 million in license fees and made a $1.5 million equity investment in the Company in 1996. The first milestone payment of $1 million was received in 1997. While the license agreement provides for potential milestone payments of up to an additional $18 million and royalties on future sales of licensed products in Japan, there can be no assurance that Torii will continue to develop the product in Japan or, that if it does so, that it will result in meeting the milestones or achieving future sales of licensed products in Japan.

The Company plans to finance its needs principally from its existing capital resources and interest thereon, from payments under collaborative and licensing agreements with corporate partners, through research grants, and to the extent available, through lease or loan financing and future public or private financings. The Company believes that its available funds will be sufficient to fund the Company's operations at least for the next twelve months. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs, progress with preclinical studies and clinical trials, prosecuting and enforcing patent claims, competing technological and market developments, changes in existing collaborative research or development relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up and effective marketing activities and arrangements. The Company anticipates, based on its current business plan, that it will be necessary to raise additional funds in 1999 or earlier. Additional funds, if any, may possibly be raised through financing arrangements or collaborative relationships and/or the issuance of preferred or common stock or convertible securities, on terms and prices significantly more favorable than those of the currently outstanding Common Stock, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. In addition, collaborative arrangements may require the Company to transfer certain material rights to such corporate partners. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its research, drug discovery or development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates or products.

Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

Early Stage of Development; Uncertainty of Product Development; Technological Uncertainty

BioCryst is at an early stage of development. All of the Company's compounds are in research and development, and no revenues have been generated from sales of its compounds. It will be a number of years, if ever, before the Company will recognize significant revenues from product sales or royalties. To date, most of the Company's resources have been dedicated to the research and development of pharmaceutical compounds based upon its purine nucleoside phosphorylase ("PNP") program for the treatment of T-cell proliferative diseases and disorders and for the development of inhibitors of influenza neuraminidase and enzymes and proteins involved in the complement cascade. The Company is conducting preclinical studies with its influenza neuraminidase inhibitor and clinical studies with its lead drugs, BCX-34 and BCX-1470, and results from these studies may not support future human clinical testing or further development of the compounds. Recently completed Phase III trials with a cream formulation of BCX-34 for treatment of cutaneous T-cell lymphoma ("CTCL") and psoriasis and a Phase I/II trial for a topical ointment treatment for psoriasis did not show statistical efficacy. Accordingly, the Company has discontinued further development of these topical formulations of BCX-34, but is continuing its oral trials for BCX-34. T-cell proliferative diseases, as well as the other disease indications the Company is studying, are highly complex and their causes are not fully known. The Company's compounds under development will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical testing prior to submission of any regulatory application for commercial use. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse side effects or inadequate therapeutic efficacy could slow or prevent product development efforts and have a material adverse effect on the Company. One of BioCryst's lead drugs, BCX-34, reversibly inhibits T-cell activity, an essential component of the human immune system. In addition to any direct toxicities or side effects the drug may cause, BCX-34, while inhibiting T-cells, may compromise the immune system's ability to fight infection. Although the Company will monitor immunosuppression during drug dosing, there can be no assurance that the drug will not cause irreversible immunosuppression. There can be no assurance that the Company's research or product development efforts as to any particular compound will be successfully completed, that the compounds currently under development will be safe or efficacious, that required regulatory approvals can be obtained, that products can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed or will be accepted by patients, health care providers and third-party payors. Few drugs discovered by use of structure-based drug design have been successfully developed, approved by the FDA or marketed. Within the pharmaceutical industry, treatment of the disease indications being pursued by the Company, especially T-cell proliferative diseases such as CTCL and psoriasis, have proven difficult. There can be no assurance that drugs resulting from the approach of structure-based drug design employed by the Company will overcome the difficulties of drug discovery and development or result in commercially successful products.

Uncertainty Associated with Preclinical and Clinical Testing

Before obtaining regulatory approvals for the commercial sale of any of its products, BioCryst must undertake extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. The Company has limited experience in conducting clinical trials. To date, the Company has conducted initial preclinical testing of certain of its compounds and is testing an oral formulation of BCX-34 and an intravenous formulation of BCX-1470 in various clinical trials. The results of initial preclinical and clinical testing of compounds under development by the Company are neither necessarily predictive of results that will be obtained from subsequent or more extensive preclinical and clinical testing nor necessarily acceptable to the FDA to support applications for marketing permits. However, the Company recently completed two Phase III trials of a topical cream formulation and a Phase I/II trial of a topical ointment formulation of BCX-34 which did not show statistical efficacy. Even if the results of subsequent clinical tests are positive, products, if any, resulting from the Company's research and development programs are not likely to be commercially available for several years. Additionally, the Company has made and may in the future make changes to the formulation of its drugs and/or to the processes for manufacturing its drugs. Any such future changes in formulation or manufacturing processes could result in delays in conducting further preclinical and clinical testing, in unexpected adverse events in further preclinical and clinical testing, and/or in additional development expenses. Furthermore, there can be no assurance that clinical studies of products under development will be acceptable to the FDA or demonstrate the safety and efficacy of such products at all or to the extent necessary to obtain regulatory approvals of such products. Companies in the industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to comply with good clinical practices requirements for data integrity or to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product, and would have a material adverse effect on the Company.

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

History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

BioCryst, to date, has generated no revenue from product sales and has incurred losses since its inception. As of June 30, 1998, the Company's accumulated deficit was approximately $54.4 million. Losses have resulted principally from costs incurred in research activities aimed at discovering, designing and developing the Company's pharmaceutical product candidates and from general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from collaborative arrangements, licenses, research grants and from interest income. The Company expects to incur significant additional operating losses over the next several years and expects such losses to increase as the Company's research and development and clinical trial efforts continue. The Company's ability to achieve profitability depends upon its ability to develop drugs and to obtain regulatory approval for its products that may be developed, to enter into agreements for product development, manufacturing and commercialization, and to develop the capacity to manufacture, market and sell its products. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

Additional Financing Requirements; Uncertainty of Additional Funding

The Company has incurred negative cash flows from operations in each year since its inception. The Company expects that the funding requirements for its operating activities will increase substantially in the future due to continued research and development activities (including preclinical studies and clinical trials), the development of manufacturing capabilities and the development of marketing and distribution capabilities. The Company anticipates that its capital resources are adequate to satisfy its capital requirements at least for the next twelve months. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs, progress with preclinical studies and clinical trials, prosecuting and enforcing patent claims, competing technological and market developments, changes in existing collaborative research or development relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up and effective marketing activities and arrangements. The Company anticipates, based on its current business plan, that it will be necessary to raise additional funds in 1999 or earlier. Additional funds, if any, may possibly be raised through financing arrangements or collaborative relationships and/or the issuance of preferred or common stock or convertible securities, on terms and prices significantly more favorable than those of the currently outstanding Common Stock, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. In addition, collaborative arrangements may require the Company to transfer certain material rights to such corporate partners. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its research, drug discovery or development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates or products. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all.

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

Dependence on Collaborative Partners; Relationship with The University of Alabama at Birmingham ("UAB")

 The Company's strategy for research, development and commercialization of certain of its products is to rely in part upon various arrangements with corporate partners, licensees and others. As a result, the Company's products are dependent in large part upon the subsequent success of such third parties in performing preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and marketing. The Company entered into an exclusive license agreement with Torii in May 1996 to develop, manufacture and commercialize in Japan BCX-34 and certain other PNP inhibitor compounds for three indications. The Company has also entered into collaborative arrangements with 3-Dimensional Pharmaceuticals, Inc. to share resources and technology to expedite the identification of inhibitors of key serine protease enzymes and with Novartis to pursue development of certain types of PNP inhibitors. The Company intends to pursue additional collaborations in the future. There can be no assurance that the Company will be able to negotiate additional acceptable collaborative arrangements or that such arrangements will be successful. No assurance can be given that the Company's collaborative partners will be able to obtain FDA approval for any licensed compounds, that any such licensed compounds, if so approved, will be able to be commercialized successfully, or that the Company will realize any revenues pursuant to such arrangements. Although the Company believes that parties to collaborative arrangements generally have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources which they devote to these activities are not within the control of the Company. There can be no assurance that such parties will perform their obligations as expected or that current or potential collaborators will not pursue treatments for other diseases or seek alternative means of developing treatments for the diseases targeted by collaborative programs with the Company or that any additional revenues will be derived from such arrangements. If any of the Company's collaborators breaches or terminates its agreement with the Company or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of the product candidate or research program under such collaboration agreement may be delayed, the Company may be required to undertake unforeseen additional responsibilities or to devote unforeseen additional resources to such development or commercialization, or such development or commercialization could be terminated. The termination or cancellation of collaborative arrangements could also adversely affect the Company's financial condition, intellectual property position and operations.
In addition, disagreements between collaborators and the Company have in the past and could in the future lead to delays in the collaborative research, development or commercialization of certain product candidates, or could require or result in legal process or arbitration for resolution. These consequences could be time-consuming, expensive and could have material adverse effects on the Company.

The successful commercialization of the Company's compounds and product candidates is also dependent upon the Company's ability to develop collaborative arrangements with academic institutions and consultants to support research and development efforts and to conduct clinical trials. The Company's primary academic collaboration is with UAB to support its ongoing research and development programs and the termination or cessation of such relationship could have a material adverse effect upon the Company. There can be no assurance that the Company's current arrangements with UAB will continue or that the Company will be able to develop successful collaborative arrangements with academic institutions and consultants in the future.

Uncertainty of Protection of Patents and Proprietary Rights

The Company's success will depend in part on its ability to obtain and enforce patent protection for its products, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties, both in the United States and in other countries. In the absence of patent protection, the Company's business may be adversely affected by competitors who develop substantially equivalent technology. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. To date, the Company has been issued seven United States patents related to its PNP inhibitor compounds. One of these compounds is under a patent issued to Warner-Lambert and the Company may require a license from Warner-Lambert to market a product containing this compound. The Company has the right of first refusal to negotiate a license from Warner-Lambert for that compound, however, there can be no assurance that such a license would be available or obtainable on terms acceptable to the Company. A patent has also been issued by the U.S. Patent and Trademark Office ("PTO") on a new process to prepare BCX-34 and other PNP inhibitors and an additional patent application has been filed for another new process to prepare BCX-34 and other PNP inhibitors. In addition, two patent applications and a provisional patent have been filed with the PTO relating to inhibitors of influenza neuraminidase. Also, two provisional United States patent applications have been filed with the PTO on complement inhibitors. The Company has filed certain corresponding foreign patent applications and intends to file additional foreign patent applications and additional United States patent applications, as appropriate. There can be no assurance that patents will be issued from such applications, that the Company will develop additional products that are patentable or that present or future patents will provide sufficient protection to the Company's present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information, design around the Company's patents or obtain access to the Company's know-how or that others will not successfully challenge the validity of the Company's patents or be issued patents which may prevent the sale of one or more of the Company's product candidates, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Legal standards relating to the scope of claims and the validity of patents in the fields in which the Company is pursuing research and development are still evolving, are highly uncertain and involve complex legal and factual issues. No assurance can be given as to the degree of protection or competitive advantage any patents issued to the Company will afford, the validity of any such patents or the Company's ability to avoid infringing any patents issued to others. Further, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed by the products of others. Litigation and other proceedings involving the defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease any related research and development activities or sales.

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

         None

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

              (a) The Company's annual meeting of stockholders was held on
                  May 20, 1998.

              (b) Messrs. Bugg, Montgomery and Gee were reelected as directors for three-year terms expiring in 2001. Messrs. Bennett, Featheringill, Horovitz, Rosenwald, Sherrill, Spencer and Steer continue as directors.

              (c) Motions before stockholders:

                      1.  Election of three directors as follows -


                                                                          Votes          Abstentions/      Broker
                          Name                         Votes For         Against           Withheld       Non-votes
                    Charles E. Bugg, Ph.D.              12,107,716        33,708             0             0
                    John A. Montgomery, Ph.D.           12,127,184        14,240             0             0
                    Edwin A. Gee, Ph.D.                 12,108,116        33,308             0             0

              (d) Not applicable.

Item 5.  Other Information:

         As disclosed in the Company's latest proxy statement, the deadline for submitting proposals to be considered for inclusion in the Company's Proxy Statement for the 1999 Annual Meeting is December 15, 1998.

         In accordance with the recent amendment to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, as amended, the Company will have discretionary voting authority if a proponent does not notify the Company by February 27, 1999 of their intent to present a proposal from the floor at the 1999 Annual Meeting of Stockholders or of their intent to commence a proxy solicitation for the 1999 Annual Meeting of Stockholders.

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

             10.7 Common Stock Purchase Warrants issued in connection with the issuance of Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 10.36 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).
             10.8 Common Stock Purchase Warrants dated December 7, 1993 to purchase 49,400 shares of Common Stock issued to each of John Pappajohn, Lindsay A. Rosenwald and William M. Spencer. Incorporated by reference to Exhibit 10.37 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).
             10.9 Employment Agreement dated December 17, 1996 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1996 dated March 28, 1997.
            10.10 Employment Agreement dated December 18, 1996 between the Registrant and J. Claude Bennett. Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1996 dated March 28, 1997.
            10.11# License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).
            10.12    Employee Stock Purchase Plan. Incorporated by reference to
                     Exhibit 99.4 to the Company's Form S-8 Registration Statement (Registration No. 33-95062).
            10.13 First Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to
                     Exhibit 10.21 to the Company's Form 10-K for the year ending December 31, 1994 dated March 28, 1995.
            10.14 Form of Stock Purchase Agreement dated May 1995 between Registrant and various parties to purchase 1,570,000 shares of common stock. Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.
            10.15 Form of Registration Rights Agreement dated May 1995 between Registrant and various parties. Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.
            10.16 Form of Stock Purchase Agreement dated March 22, 1996 among Registrant and certain investors to purchase 1,000,000 shares of common stock. Incorporated by reference to
                     Exhibit 10.1 to the Company's Form 8-K dated March 22,
                     1996.
            10.17 Form of Registration Rights Agreement dated March 22, 1996 among Registrant and certain investors. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated March 22, 1996.
            10.18# License Agreement, dated May 31, 1996, between Registrant and Torii Pharmaceutical Co., Ltd. ("Torii"). Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A dated May 3, 1996 and filed August 2, 1996.
            10.19# Stock Purchase Agreement, dated May 31, 1996, between Registrant and Torii. Incorporated by reference to Exhibit
                     10.2 to the Company's Form 8-K/A dated May 3, 1996 and filed August 2, 1996.
            10.20 Second Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to
                     Exhibit 10.24 to the Company's Form 10-Q for the first
                     quarter ending March 31, 1997 dated May 12, 1997.
            10.21    Third Amendment to Lease Agreement between Registrant and
                     Principal Mutual Life Insurance Company, Inc. for
                     office/warehouse space. Incorporated by reference to
                     Exhibit 10.24 to the Company's Form 10-Q for the first quarter ending March 31, 1998 dated April 29, 1998.
           10.22 Fourth Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space.
            27.1     Financial Data Schedule.
----------
         #  Confidential treatment granted.

         b. Reports on Form 8-K:

             None.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BIOCRYST PHARMACEUTICALS, INC.



Date: August 12, 1998             /s/ Charles E. Bugg
                                  --------------------------------------------
                                  Charles E. Bugg
                                  Chairman and Chief Executive Officer



Date: August 12, 1998             /s/ Ronald E. Gray
                                  --------------------------------------------
                                  Ronald E. Gray
                                  Chief Financial Officer and Chief Accounting
                                  Officer