Form 10-Q
period 1998-09-30
BIOCRYST PHARMACEUTICALS INC
filed 1998-11-13
CIK 882796

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q

              ( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                               Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,875,579 shares of the Company's Common Stock, $.01 par value, were outstanding as of November 10, 1998.

                            BIOCRYST PHARMACEUTICALS, INC.

                                        INDEX

                         Part I.  Financial Information               PAGE NO.


Item 1.   Financial Statements:
          Condensed Balance Sheets - September 30, 1998 and
           December 31, 1997                                               3
          Condensed Statements of Operations - Three and Nine
           Months Ended September 30, 1998 and 1997                        4
          Condensed Statements of Cash Flows - Nine Months Ended
           September 30, 1998 and 1997                                     5
          Notes to Condensed Financial Statements                          6
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              6

                             Part II.  Other Information

Item 1.   Legal Proceedings                                                18
Item 2.        Changes in Securities                                       18
Item 3.   Defaults Upon Senior Securities                                  18
Item 4.   Submission of Matters to a Vote of Security Holders              18
Item 5.   Other Information                                                18
Item 6.   Exhibits and Reports on Form 8-K                                 18
          Signatures                                                       20

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            BIOCRYST PHARMACEUTICALS, INC.
                               CONDENSED BALANCE SHEETS
                       SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                           (IN THOUSANDS, EXCEPT PER SHARE)


                                                      1998          1997
                                   ASSETS          (UNAUDITED)     (NOTE 1)
Cash and cash equivalents                          $   4,865      $   3,757
Accounts receivable                                    6,000
Securities held-to-maturity                           11,676         15,724
Prepaid expenses and other current assets                373            215
                                                    --------       --------
   Total current assets                               22,914         19,696
Securities held-to-maturity                                           5,163
Furniture and equipment, net                           1,514          1,557
Patents                                                  100             69
                                                    --------       --------
   Total assets                                     $ 24,528       $ 26,485
                                                    ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                    $    484       $    245
Accrued expenses                                         679            307
Accrued taxes, other than income                         159            166
Accrued vacation                                         126             90
Current maturities of capital lease obligations           18             58

                                                    --------       --------
   Total current liabilities                           1,466            866
Capital lease obligations                                 25             34
Deferred license fee                                     300            300
                                                    --------       --------
   Total liabilities                                   1,791          1,200
                                                    --------       --------
Stockholders' equity:
  Convertible preferred stock, $.01 par
     value, shares
    authorized - 5,000; shares issued and
     outstanding - none
  Common stock, $.01 par value, shares authorized -
    45,000; shares issued and outstanding -
    13,957 in 1998 and 13,818 in 1997                    140            138
  Additional paid-in capital                          74,301         73,531
  Accumulated deficit                                (51,704)       (48,384)
                                                    --------       --------
   Total stockholders' equity                         22,737         25,285
                                                    --------       --------
   Total liabilities and stockholders' equity      $  24,528      $  26,485
                                                   =========      =========

See accompanying notes to condensed financial statements.

                           BIOCRYST PHARMACEUTICALS, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                     PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                          (IN THOUSANDS, EXCEPT PER SHARE)

                                                       THREE MONTHS             NINE MONTHS
                                                      1998       1997           1998      1997
Collaborative and other research and development    $ 6,000    $              $ 6,000   $ 1,000
Interest and other                                      249        387            920     1,266
                                                    -------    -------        -------   -------
   Revenues                                           6,249        387          6,920     2,266
                                                    -------    -------        -------   -------

Research and development                              2,353      2,399          7,706     7,830
General and administrative                            1,226        491          2,521     2,138
Interest                                                  3         10             13        40
                                                    -------    -------        -------   -------
   Expenses                                           3,582      2,900         10,240    10,008
                                                    -------    -------        -------   -------
Income (loss) before taxes                            2,667     (2,513)        (3,320)   (7,742)
Income taxes
                                                    -------    -------        -------   -------
Net income (loss)                                   $ 2,667    $(2,513)       $(3,320)  $(7,742)
                                                    =======    =======        =======   =======
Net income (loss) per share (Note 2):
  Basic                                             $   .19    $  (.18)       $  (.24)  $  (.56)
  Diluted                                           $   .19    $  (.18)       $  (.24)  $(  .56)

Weighted average shares outstanding (Note 2):
  Basic                                              13,952     13,805         13,932    13,770
  Diluted                                            14,303     13,805         13,932    13,770





See accompanying notes to condensed financial statements.

                           BIOCRYST PHARMACEUTICALS, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (IN THOUSANDS)


                                                            1998      1997
OPERATING ACTIVITIES
Net loss                                                  $(3,320)   $(7,742)
Depreciation and amortization                                 401        483
Non-monetary compensation                                     167         50
Changes in operating assets and liabilities, net           (5,549)      (125)
                                                          -------    -------
  Net cash  used by operating activities                   (8,301)    (7,334)
                                                          -------    -------

INVESTING ACTIVITIES
Purchases of furniture and equipment                         (358)    (1,010)
Purchase of marketable securities                          (2,840)    (5,346)
Maturities of marketable securities                        12,051     15,423
                                                          -------    -------
   Net cash provided by investing activities                8,853      9,067
                                                          -------    -------

FINANCING ACTIVITIES
Principal payments on debt and capital lease obligations      (49)      (218)
Proceeds from sale/leaseback                                              40
Proceeds from sale of common stock, net of issuance cost      605        391
                                                          -------    -------
   Net cash provided by financing activities                  556        213
                                                          -------    -------

Increase in cash and cash equivalents                       1,108      1,946
Cash and cash equivalents at beginning of period            3,757      3,636
                                                          -------    -------
Cash and cash equivalents at end of period                $ 4,865    $ 5,582
                                                          =======    =======



See accompanying notes to condensed financial statements.

                           BIOCRYST PHARMACEUTICALS, INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Preparation

The condensed balance sheet as of September 30, 1998 and the condensed statements of operations and cash flows for the nine months ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles by the Company and have not been audited. Such financial statements reflect all adjustments which are, in management's opinion, necessary to present fairly, in all material respects, the financial position at September 30, 1998 and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 1997 and the notes thereto included in the Company's 1997 Annual Report. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 1997 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

Note 2.  Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents during the period. Common stock equivalents are options under the Company's stock option plan, warrants and common shares expected to be issued under the Company's employee stock purchase plan and are calculated under the treasury stock method.

Common stock equivalents of approximately 1,447,000 shares were used to calculate diluted income per share for the three months ending September 30, 1998. For the three- and nine-month periods ended September 30, 1998, common stock equivalents of approximately 1,278,000 and 2,455,000 shares, respectively, were not used to calculate diluted income (loss) per share because of their anti-dilutive effect. For the three- and nine-month periods ended September 30, 1997, common stock equivalents of approximately 2,357,000 and 2,252,000 shares, respectively, were not used to calculate diluted income (loss) per share because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for basic and diluted income (loss) per share for any of the periods presented.

Subsequent to the close of the third quarter of 1998, the Company completed a private placement of 918,836 shares of its common stock for $6.0 million.

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

RESULTS OF OPERATIONS (THREE MONTHS ENDING SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDING SEPTEMBER 30, 1997)

Revenues increased to $6,289,000 in the three months ended September 30, 1998 from $387,000 in the three months ended September 30, 1997. The increase in 1998 was due to the $6.0 million up-front payment due from Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil") and the R.W. Johnson Pharmaceutical Research Institute ("PRI"), both Johnson & Johnson companies, in connection with the signing of a license agreement (the "License Agreement") on September 14, 1998, offset by less interest income due to declining cash available for investment from that available in 1997.

Research and development expenses decreased 1.9% to $2,353,000 in the three months ended September 30, 1998 from $2,399,000 in the three months ended September 30, 1997. Such expenses vary from period to period based on the status of the Company's projects. The Company completed two Phase III clinical trials in 1997. In 1998, the Company commenced two Phase I clinical trials for its serine protease inhibitor, most of which was in the second quarter, continued its three Phase I/II clinical trials for an oral formulation of its PNP inhibitor and initiated preclinical studies for its influenza neuraminidase and serine protease inhibitors. As a result, there was a slight decrease in the outside research and development efforts associated with the Company's three research and development projects. The Company also made a concerted effort to reduce some of its other discretionary costs, which was offset by one-time costs associated with signing the License Agreement and certain related agreements in September 1998.

General and administrative expenses increased 249.7% to $1,226,000 in the three months ended September 30, 1998 from $491,000 in the three months ended September 30, 1997. The increase was primarily due to the fees and expenses incurred in connection with the License Agreement and certain related agreements signed in September 1998.

Interest expense decreased 70.0% to $3,000 in the three months ended September 30, 1998 from $10,000 in the three months ended September 30, 1997. The decrease in 1998 was due to a decline in capitalized lease obligations, along with a decline in long-term debt, resulting in lesser interest expense. The Company obtained most of its leases in connection with the move to its current facilities in April 1992.

The income tax provision for the three months ended September 30, 1998 was fully offset by the use of operating loss carryforwards.

RESULTS OF OPERATIONS (NINE MONTHS ENDING SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDING SEPTEMBER 30, 1997)

Revenues increased 305.4% to $6,920,000 in the first nine months of 1998 from $2,266,000 in the first nine months of 1997. The increase in 1998 was primarily due to the $6.0 million up-front payment due from Ortho-McNeil and PRI in connection with the signing of the License Agreement on September 14, 1998, offset by less interest income due to declining cash available for investment from that available in 1997, compared to the first milestone payment received in 1997 from Torii Pharmaceutical Co., Ltd. ("Torii").

Research and development expenses decreased 1.6% to $7,706,000 in the first nine months of 1998 from $7,830,000 in the first nine months of 1997. Such expenses vary from period to period based on the status of the Company's projects. The Company completed two Phase III clinical trials in 1997. In 1998, the Company commenced two Phase I clinical trials for its serine protease inhibitor, most of which was in the second quarter, continued its three Phase I/II clinical trials for an oral formulation of its PNP inhibitor and initiated preclinical studies for its influenza neuraminidase and serine protease inhibitors in the first half of 1998. Overall, the decline in costs associated with the Company's PNP inhibitor project were partially offset by the increases in the Company's serine protease and influenza neuraminidase projects. The Company also made a concerted effort to reduce some of its other discretionary costs, which was offset by one-time costs associated with signing the License Agreement and certain related agreements in September 1998. As a result, there was a slight decrease in 1998 in the outside research and development efforts associated with the Company's three research and development projects.

General and administrative expenses increased 17.9% to $2,521,000 in the first nine months of 1998 from

$2,138,000 in the first nine months of 1997. The increase in 1998 was primarily due to the fees and expenses incurred in connection with the License Agreement and certain related agreements signed in September 1998, offset by reductions in other accounts, primarily the expenses associated with the Torii milestone received in 1997.

Interest expense decreased 67.5% to $13,000 in the first nine months of 1998 from $40,000 in the first nine months of 1997. The decrease in 1998 was due to a decline in capitalized lease obligations, along with a decline in long-term debt, resulting in lesser interest expense. The Company obtained most of its leases in connection with the move to its current facilities in April 1992.

LIQUIDITY AND CAPITAL RESOURCES

Cash expenditures have exceeded revenues since the Company's inception. Operations have principally been funded through public offerings of common stock, private placements of equity and debt securities, equipment lease financing, facility leases, collaborative and other research and development agreements (including licenses and options for licenses), research grants and interest income. In addition, the Company has attempted to contain costs and reduce cash flow requirements by renting scientific equipment or facilities, contracting with third parties to conduct certain research and development and using consultants. The Company expects to incur additional expenses, resulting in significant losses, as it continues its research and development activities and undertakes additional preclinical studies and clinical trials of compounds which have been or may be discovered. The Company also expects to incur substantial administrative, manufacturing and commercialization expenditures in the future as it seeks Food and Drug Administration (the "FDA") approval for its compounds and establishes its manufacturing capability under good manufacturing practices ("GMP"), and substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

At September 30, 1998, the Company's cash, cash equivalents and securities held-to-maturity were $16.5 million, a decrease of $8.1 million from December 31, 1997 principally due to the net loss for the nine months ended September 30, 1998, the increase in accounts receivable representing the up-front payment due from Ortho-McNeil and PRI in connection with the signing of the License Agreement in September 1998 (payment was received in October 1998) and the purchase of furniture and equipment, offset by the sale of common stock under the Company's Stock Option and Employee Stock Purchase Plans. The Company also received $6.0 million from Johnson & Johnson Development Corporation ("JJDC"), a subsidiary of Johnson & Johnson, in the fourth quarter of 1998 pursuant to the terms of a stock purchase agreement (the "Stock Purchase Agreement") between the Company and JJDC.

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

Pursuant to the License Agreement, Ortho-McNeil and PRI paid the Company an initial $6.0 million for reimbursement of research and development expenses and in license fees (payment received in October 1998) and JJDC, pursuant to the Stock Purchase Agreement, made a $6.0 million equity investment in the Company (received in October 1998). While the License Agreement provides for potential milestone payments of up to an additional $43.0 million and royalties on future sales of licensed products, there can be no assurance that PRI will continue to develop the product or, that if it does so, that it will result in meeting the milestones or achieving future sales of licensed products. The Company also entered into an exclusive license agreement with Torii under which Torii paid the Company $1.5 million in initial license fees and made a $1.5 million equity investment in the Company in 1996. The first milestone payment of $1.0 million was received in 1997. While the Torii license agreement provides for potential milestone payments of up to an additional $18.0 million and royalties on future sales of licensed products in Japan, there can be no assurance that Torii will continue to develop the product in Japan or, that if it does so, that it will result in meeting the milestones or achieving future sales of licensed products in Japan.

The Company plans to finance its needs principally from its existing capital resources and interest thereon, from payments under collaborative and licensing agreements with corporate partners, through research grants, and to the extent available, through lease or loan financing and future public or private financings. The Company believes that its available funds will be sufficient to fund the Company's operations for approximately the next 24 months at the current level of operations. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs, progress with preclinical studies and clinical trials, prosecuting and enforcing patent claims, competing technological and market developments, changes in existing collaborative, licensing, research or development relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up and effective marketing activities and arrangements. The Company anticipates, based on its current business plan, that it will be necessary to raise additional funds in 2000 or earlier. Additional funds, if any, may possibly be raised through financing arrangements or collaborative relationships and/or the issuance of preferred or common stock or convertible securities, on terms and prices significantly more favorable than those of the currently outstanding Common Stock, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. In addition, collaborative arrangements may require the Company to transfer certain material rights to such corporate partners. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its research, drug discovery or development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates or products.

Risks Associated with the Year 2000

The year 2000 issue ("Year 2000 Issue") is the result of computer programs being written using two digits rather than four digits to represent the year and affects both information technology (IT) and non-IT systems. Thus, computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including among others, a temporary inability to process certain data or engage in similar normal business activities.

PLAN AND STATUS. The Company's plan to resolve the Year 2000 Issue involves four phases: assessment, remediation, testing and implementation. The Company has completed its assessment of its IT systems. In 1997, the Company installed a computer network, upgraded its MacIntosh computers to IBM compatible personal computers and upgraded its IT software to a common standard. As a consequence, most of its IT systems are identified by the manufacturer as year 2000 compliant. The Company is completing its assessment of non-IT systems, most of which is equipment used in the laboratories. Major vendors and suppliers are also being contacted with regard to their Year 2000 compliance and the Company will continue to monitor their compliance. The Company anticipates completing its assessment by the end of the fourth quarter of 1998. Systems identified as not being Year 2000 compliant will be brought into compliance by upgrading either the software or hardware. The Company expects to begin remediation and testing by the first quarter of 1999 and to be fully implemented by the end of the third quarter of 1999.

While the Company has queried its significant suppliers, vendors and other outside parties and will continue to monitor their Year 2000 compliance status, the Company has no means of ensuring that suppliers, vendors and other outside parties will be Year 2000 ready. The inability of suppliers, vendors and other outside parties (including the government) to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by suppliers, vendors and outside parties is not determinable.

COSTS. The cost incurred to date for Year 2000 compliance have not been material (less than $50,000) and are not expected to be material when completed (less than $100,000). The Company anticipates that it will be able to fund its costs from current funds available for operations. If, however, the costs are higher than anticipated, this could have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS. While management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner, as noted above, however, the Company has not completed all necessary phases of the Year 2000 program for compliance. In the event that the Company or third parties do not complete any additional phases, the Company may not be able to complete the testing of its compounds and advancing its projects into human clinical trials in support of an NDA filing. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely effect the Company. The Company is unable to estimate if it has any potential liability or potential lost revenue at this time. There can be no assurance that the Company will not discover Year 2000 compliance issues that will have a material adverse effect on the Company's business, results of operations and financial condition.

CONTINGENCY. The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies. There can be no assurance that these contingency plans will be adequate.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES

EARLY STAGE OF DEVELOPMENT; UNCERTAINTY OF PRODUCT DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY

BioCryst is at an early stage of development. All of the Company's compounds are in research and development, and no revenues have been generated from sales of its compounds. It will be a number of years, if ever, before the Company will recognize significant revenues from product sales or royalties. To date, most of the Company's resources have been dedicated to the research and development of pharmaceutical compounds based upon its purine nucleoside phosphorylase ("PNP") program for the treatment of T-cell proliferative diseases and disorders and for the development of inhibitors of influenza neuraminidase and enzymes and proteins involved in the complement cascade. The Company and PRI are conducting preclinical studies with its influenza neuraminidase inhibitor and the Company is conducting clinical studies with its lead drugs, BCX-34 and BCX-1470, and results from these studies may not support future human clinical testing or further development of the compounds. Phase III trials completed in 1997 with a cream formulation of BCX-34 for treatment of cutaneous T-cell lymphoma ("CTCL") and psoriasis and a Phase I/II trial completed in 1998 for a topical ointment treatment for psoriasis did not show statistical efficacy. Accordingly, the Company has discontinued further development of these topical formulations of BCX-34, but is continuing its oral trials for BCX-34. T-cell proliferative diseases, as well as the other disease indications the Company is studying, are highly complex and their causes are not fully known. The Company's compounds under development will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical testing prior to submission of any regulatory application for commercial use. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse side effects or inadequate therapeutic efficacy could slow or prevent product development efforts and have a material adverse effect on the Company. One of BioCryst's lead drugs, BCX-34, reversibly inhibits T-cell activity, an essential component of the human immune system. In addition to any direct toxicities or side effects the drug may cause, BCX-34, while inhibiting T-cells, may compromise the immune system's ability to fight infection. Although the Company will monitor immunosuppression during drug dosing, there can be no assurance that the drug will not cause irreversible immunosuppression. There can be no assurance that the Company's research or product development efforts as to any particular compound will be successfully completed, that the compounds currently under development will be safe or efficacious, that required regulatory approvals can be obtained, that products can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed or will be accepted by patients, health care providers and third-party payors. Few drugs discovered by use of structure-based drug design have been successfully developed, approved by the FDA or marketed. Within the pharmaceutical industry, treatment of the disease indications being pursued by the Company, especially T-cell proliferative diseases such as CTCL and psoriasis, have proven difficult. There can be no assurance that drugs resulting from the approach of structure-based drug design employed by the Company will overcome the difficulties of drug discovery and development or result in commercially successful products.

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

However, the Company completed in 1997 two Phase III trials of a topical cream formulation and in 1998 a Phase I/II trial of a topical ointment formulation of BCX-34 which did not show statistical efficacy. Even if the results of subsequent clinical tests are positive, products, if any, resulting from the Company's research and development programs are not likely to be commercially available for several years. Additionally, the Company has made and may in the future make changes to the formulation of its drugs and/or to the processes for manufacturing its drugs. Any such future changes in formulation or manufacturing processes could result in delays in conducting further preclinical and clinical testing, in unexpected adverse events in further preclinical and clinical testing, and/or in additional development expenses. Furthermore, there can be no assurance that clinical studies of products under development will be acceptable to the FDA or demonstrate the safety and efficacy of such products at all or to the extent necessary to obtain regulatory approvals of such products. Companies in the industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to comply with good clinical practices requirements for data integrity or to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product, and would have a material adverse effect on the Company.

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

DEPENDENCE ON COLLABORATIVE PARTNERS; RELATIONSHIP WITH THE UNIVERSITY OF ALABAMA AT BIRMINGHAM ("UAB")

The Company's strategy for research, development and commercialization of certain of its products is to rely in part upon various arrangements with corporate partners, licensees and others. As a result, the Company's products are dependent in large part upon the subsequent success of such third parties in performing preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and marketing. The Company entered into an exclusive license agreement with Ortho-McNeil and PRI in September 1998 to develop, manufacture and commercialize its influenza neuraminidase inhibitor compounds for the flu. The Company also entered into an exclusive license agreement with Torii in May 1996 to develop, manufacture and commercialize in Japan BCX-34 and certain other PNP inhibitor compounds for three indications. The Company has also entered into collaborative arrangements with 3-Dimensional Pharmaceuticals, Inc. to share resources and technology to expedite the identification of inhibitors of key serine protease enzymes and with Novartis to pursue development of certain types of PNP inhibitors. The Company intends to pursue additional collaborations in the future. There can be no assurance that the Company will be able to negotiate additional acceptable collaborative arrangements or that such arrangements will be successful. No assurance can be given that the Company's collaborative partners, particularly Ortho-McNeil and PRI, will be able to obtain FDA approval for any licensed compounds, that any such licensed compounds, if so approved, will be able to be commercialized successfully, or that the Company will realize any revenues pursuant to such arrangements, including any milestone or royalty payments under the License Agreement. Although the Company believes that parties to collaborative arrangements generally have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources which they devote to these activities are not within the control of the Company. There can be no assurance that such parties will perform their obligations as expected or that current or potential collaborators will not pursue treatments for other diseases or seek alternative means of developing treatments for the diseases targeted by collaborative programs with the Company or that any additional revenues will be derived from such arrangements. If any of the Company's collaborators breaches or terminates its agreement with the Company or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of the product candidate or research program under such collaboration agreement may be delayed, the Company may be required to undertake unforeseen additional responsibilities or to devote unforeseen additional resources to such development or commercialization, or such development or commercialization could be terminated. The termination or cancellation of collaborative arrangements, particularly by Ortho-McNeil and PRI, could also adversely affect the Company's financial condition, intellectual property position and operations. In addition, disagreements between collaborators and the Company have in the past and could in the future lead to delays in the collaborative research, development or commercialization of certain product candidates, or could require or result in legal process or arbitration for resolution. These consequences could be time-consuming, expensive and could have material adverse effects on the Company.

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

In June 1995 the Company notified the FDA that it had submitted incorrect efficacy data to the FDA pertaining to its Phase II dose-ranging studies of BCX-34 for CTCL and psoriasis. The FDA inspected the Company in November 1995 in relation to a study involving the topical application of BCX-34 concluded in early 1995, and in June 1996 the FDA inspected the Company and one of its clinical sites in relation to a Phase II dose-ranging study of BCX-34 for CTCL and a Phase II dose ranging study for psoriasis, both of which were concluded in early 1995. After each inspection, the FDA issued to the Company a List of Inspectional Observations ("Form FDA 483") setting forth certain deficient Good Clinical Practices procedures followed by the Company, some of which resulted in submission to the FDA of efficacy data which reported false statistical significance. The FDA also issued a Form FDA 483 to the principal investigator at one of the Company's clinical sites citing numerous significant deficiencies in the conduct of the Phase II dose-ranging studies of BCX-34 for CTCL and psoriasis. These deficiencies included improper delegations of authority by the principal investigator, failures to follow the protocols, institutional review board deviations, and discrepancies or deficiencies in documentation and reporting. As a consequence of the FDA inspections and such resulting Form FDA 483s, the Company's ongoing clinical studies are likely to receive increased scrutiny since the same clinical site which received the Form FDA 483 is involved in the Company's oral trials for BCX-34; this may delay the regulatory review process or require the Company to increase the number of patients at other sites to obtain approval (which can not be assured on a timely basis or at all). The Company has adjusted certain of its procedures, but there can be no assurance that the FDA will find such adjustments to be in compliance with FDA requirements or that, even if it does find such adjustments to be in compliance, it will not seek to impose administrative, civil or other sanctions in connection with the earlier studies. Administrative sanctions could include refusing to accept earlier studies and requiring the Company to repeat one or more clinical studies, which would be the only studies the FDA would accept for purposes of substantive scientific review of any New Drug Application by the agency.

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

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

BioCryst, to date, has generated no revenue from product sales and has incurred losses since its inception. As of September 30, 1998, the Company's accumulated deficit was approximately $51.7 million. Losses have resulted principally from costs incurred in research activities aimed at discovering, designing and developing the Company's pharmaceutical product candidates and from general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from collaborative arrangements, licenses, research grants and from interest income. The Company expects to incur significant additional operating losses over the next several years and expects such losses to increase as the Company's research and development and clinical trial efforts continue. The Company's ability to achieve profitability depends in part upon its ability to develop drugs and to obtain regulatory approval for its products that may be developed, to enter into agreements with collaborative partners for product development, manufacturing and commercialization, and to develop the capacity to manufacture, market and sell its products. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

ADDITIONAL FINANCING REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

The Company has incurred negative cash flows from operations in each year since its inception. The Company expects that the funding requirements for its operating activities will increase substantially in the future due to continued research and development activities (including preclinical studies and clinical trials), the development of manufacturing capabilities and the development of marketing and distribution capabilities. The Company anticipates that its capital resources are adequate to satisfy its capital requirements for approximately the next 24 months at the current level of operations. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs, progress with preclinical studies and clinical trials, prosecuting and enforcing patent claims, competing technological and market developments, changes in existing collaborative research or development relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up and effective marketing activities and arrangements. The Company anticipates, based on its current business plan, that it will be necessary to raise additional funds in 2000 or earlier. Additional funds, if any, may possibly be raised through financing arrangements or collaborative relationships and/or the issuance of preferred or common stock or convertible securities, on terms and prices significantly more favorable than those of the currently outstanding Common Stock, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. In addition, collaborative arrangements may require the Company to transfer certain material rights to such corporate partners. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its research, drug discovery or development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates or products. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all.

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

UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

The Company's success will depend in part on its ability to obtain and enforce patent protection for its products, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties, both in the United States and in other countries. In the absence of patent protection, the Company's business may be adversely affected by competitors who develop substantially equivalent technology. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. To date, the Company has been issued seven United States patents related to its PNP inhibitor compounds. One of these compounds is under a patent issued to Warner-Lambert and the Company may require a license from Warner-Lambert to market a product containing this compound. The Company has the right of first refusal to negotiate a license from Warner-Lambert for that compound, however, there can be no assurance that such a license would be available or obtainable on terms acceptable to the Company. A patent has also been issued to BioCryst by the U.S. Patent and Trademark Office ("PTO") on a new process to prepare BCX-34 and other PNP inhibitors and an additional patent application has been filed for another new process to prepare BCX-34 and other PNP inhibitors. In addition, two patent applications and two provisional patents have been filed with the PTO relating to inhibitors of influenza neuraminidase. Also, two provisional United States patent applications have been filed with the PTO on complement inhibitors. The Company has filed certain corresponding foreign patent applications and intends to file additional foreign patent applications and additional United States patent applications, as appropriate. There can be no assurance that patents will be issued from such applications, that the Company will develop additional products that are patentable or that present or future patents will provide sufficient protection to the Company's present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information, design around the Company's patents or obtain access to the Company's know-how or that others will not successfully challenge the validity of the Company's patents or be issued patents which may prevent the sale of one or more of the Company's product candidates, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Legal standards relating to the scope of claims and the validity of patents in the fields in which the Company is pursuing research and development are still evolving, are highly uncertain and involve complex legal and factual issues. No assurance can be given as to the degree of protection or competitive advantage any patents issued to the Company will afford, the validity of any such patents or the Company's ability to avoid infringing any patents issued to others. Further, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed by the products of others. Litigation and other proceedings involving the defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease any related research and development activities or sales.

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

CONTROL BY EXISTING MANAGEMENT AND STOCKHOLDERS; EFFECT OF CERTAIN ANTI-TAKEOVER CONSIDERATIONS

The Company's directors, executive officers and certain principal stockholders and their affiliates own beneficially approximately 37.1% of the Common Stock. Accordingly, such holders, if acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. The voting power of these holders may discourage or prevent any proposed takeover of the Company unless the terms thereof are approved by such holders. Pursuant to the Company's Composite Certificate of Incorporation (the "Certificate of Incorporation"), shares of Preferred Stock may be issued by the Company in the future without stockholder approval and upon such terms as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of discouraging a third party from acquiring a majority of the outstanding Common Stock of the Company and preventing stockholders from realizing a premium on their shares. The Company's Certificate of Incorporation also provides for staggered terms for the members of the Board of Directors. A staggered Board of Directors and certain provisions of the Company's by-laws and of Delaware law applicable to the Company could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          None

ITEM 5.   OTHER INFORMATION:

          On September 14, 1998, the Company entered into a license agreement (the "License Agreement") with the R.W. Johnson Pharmaceutical Research Institute ("PRI") and Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil"), both Johnson & Johnson companies, to develop and market products to treat and prevent viral influenza. Pursuant to the License Agreement, PRI and Ortho-McNeil received exclusive worldwide rights to the Company's proprietary influenza neuraminidase inhibitors, which have demonstrated potent activity in preclinical models against a broad spectrum of influenza A and B viruses. In connection with the signing of the License Agreement, the Company received $6.0 million in license fees and as reimbursement for research and preclinical development expenses. In addition, the License Agreement provides for potential milestone payments of up to an additional $43.0 million and for royalties on future sales of licensed products.

          On September 14, 1998, in conjunction with the execution of the License Agreement, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Johnson & Johnson Development Corporation ("JJDC"), a subsidiary of Johnson & Johnson, pursuant to which JJDC purchased 918,836 shares of the Company's common stock for a total purchase price of $6.0 million. The sale of the Company's common stock to JJDC closed following the close of the third quarter of 1998.

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

          10.22 Fourth Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit
                 10.22 to the Company's Form 10-Q for the second quarter ending June 30, 1998 dated April 29, 1998.

          10.23* License Agreement dated as of September 14, 1998 between
                 Registrant and the R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc.

          10.24 Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation.

          10.25 Stockholder's Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation.

          27.1   Financial Data Schedule.

-------------------------
          #  Confidential treatment granted.
          *  Confidential treatment requested.

          b.     Reports on Form 8-K:

                 None.




                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BIOCRYST PHARMACEUTICALS, INC.



Date: November 10, 1998            /s/ Charles E. Bugg
                                   -------------------------------
                                   Charles E. Bugg
                                   Chairman and Chief Executive Officer



Date:  November 10, 1998           /s/ Ronald E. Gray
                                   --------------------------------
                                   Ronald E. Gray
                                   Chief Financial Officer and Chief Accounting
                                   Officer