Form 10-K
period 1998-12-31
BIOCRYST PHARMACEUTICALS INC
filed 1999-03-31
CIK 882796

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                  For the fiscal year ended December 31, 1998

                                       OR

          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                  For the transition period from ____ to ____.

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

While it is difficult to determine the number of shares owned by non-affiliates, the Registrant estimates that the aggregate market value of the Common Stock on March 15, 1999 (based upon the closing price shown on the Nasdaq National Market on March 15, 1999) held by non-affiliates was approximately $90,258,291. For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the Registrant.

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of March 15, 1999 was 14,987,032 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

                                ITEM 1. BUSINESS

General

BioCryst Pharmaceuticals, Inc. ("BioCryst" or the "Company") is an emerging pharmaceutical company using structure-based drug design to discover and design novel, small-molecule pharmaceutical products for the treatment of major immunological, viral and cardiovascular diseases and disorders. The Company believes that structure-based drug design, by precisely designing compounds to fit the active site of target proteins, offers the potential for developing drugs for many indications that have improved efficacy and fewer side effects than currently marketed drugs for the same indications. The Company is conducting a clinical trial with its lead immunological compound, BCX-34, with an oral formulation for HIV, and will be conducting another clinical trial in 1999 with an oral formulation of BCX-34 for cutaneous T-cell lymphoma ("CTCL"). BioCryst has also discovered drug candidates using its structure-based drug design technologies to inhibit influenza neuraminidase and serine proteases involved in the complement cascade, which is implicated in several major inflammatory conditions. The Company has selected a lead compound, BCX-1470, for its serine protease inhibitor in its complement cascade project.

BioCryst's lead viral drug program, which has been licensed for clinical development, targets the inhibition of the influenza neuraminidase enzyme. Inhibiting the influenza neuraminidase enzyme appears to be a promising method to treat and prevent influenza infections. Four neuraminidase inhibitors were tested to assess the compounds' oral activity against influenza A and influenza
B. One of the elements of the Company's strategic plan is to leverage its clinical progress by entering into pharmaceutical collaborations with drug companies in major world markets. BioCryst entered into an exclusive worldwide license agreement in September 1998 with the R.W. Johnson Research Institute ("PRI") and Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil"), both Johnson & Johnson companies, to develop and market products to treat and prevent viral influenza. BioCryst entered into an exclusive license agreement in May 1996 with Torii Pharmaceutical Co., Ltd. ("Torii"), a Japanese pharmaceutical company majority owned by Japan Tobacco Inc., for the development and commercialization in Japan of BCX-34 and certain other purine nucleoside phosphorylase ("PNP") inhibitor compounds. PNP is an enzyme believed to be involved in T-cell proliferation.

BioCryst's lead immunological drug program targets T-cell proliferative disorders, which arise when T-cells, immune system cells that normally fight infection, attack normal body cells or multiply uncontrollably. These disorders are varied and include CTCL (a severe form of cancer), transplant rejection and certain autoimmune diseases. BioCryst has designed and synthesized several chemically distinct classes of compounds which inhibit PNP.

The Company has completed seven Phase I clinical trials, four Phase I/II clinical trials, six Phase II clinical trials and two Phase III clinical trials with topical BCX-34 and has completed six Phase I trials with oral and intravenous formulations of BCX-34 and two Phase I/II clinical trials with an oral formulation of BCX-34 and is conducting a Phase I/II clinical trials with an oral formulation of BCX-34. BCX-34 has been tested in approximately 680 subjects, and no significant drug-related side effects have been observed. The Phase III clinical trials with topical BCX-34 for the treatment of CTCL and psoriasis did not demonstrate statistical efficacy and resulted in cessation of further development of topical cream and ointment formulations. The Company is continuing its PNP inhibitor program for the oral and intravenous formulations of BCX-34.

The Company has completed two Phase I clinical trials with an intravenous formulation of BCX-1470 in 40 healthy subjects with no significant systemic drug-related side effects and minor local irritation at the infusion site. The Company is currently conducting an additional series of preclinical studies to determine if BCX-1470 will be advanced into a Phase I/II clinical trial in the treatment of cardiopulmonary bypass surgery.

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

In September 1998, the Company entered into a worldwide license agreement with PRI and Ortho-McNeil to develop and market products to treat and prevent viral influenza. Under the terms of the agreement, the Company received an initial $6.0 million. The agreement provides for additional potential milestone payments and royalties based on future sales of licensed products. PRI and Ortho-McNeil are responsible for all development, regulatory and commercialization expenses. The agreement is subject to termination by PRI and Ortho-McNeil at any time upon notice and by the Company in certain circumstances. In addition, Johnson & Johnson Development Corporation ("JJDC"), another Johnson & Johnson company, made a $6.0 million equity investment in the Company in connection with signing the license agreement.

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

Products in Development

The following table summarizes BioCryst's development projects as of February 28, 1999:

                PROGRAM/                        INDICATION/                  DELIVERY             STAGE OF
                COMPOUND                        APPLICATION                    FORM              DEVELOPMENT
                --------                        -----------                    ----              -----------
PNP Inhibitors (BCX-34)                CTCL                             Oral/Intravenous    Phase I/II
                                       Psoriasis                        Oral                Phase I/II
                                       HIV                              Oral                Phase I
                                       Rheumatoid arthritis             Oral                Preclinical
                                       Crohn's disease                  Oral                Preclinical
                                       Multiple sclerosis               Oral                Preclinical
Influenza Neuraminidase Inhibitors     Influenza                        Oral                Licensed to Johnson &
                                                                                            Johnson companies for
                                                                                            clinical development
Complement Inhibitors                  Cardiopulmonary bypass surgery   Intravenous         Phase I
                                       Angioplasty                      Intravenous/Oral    Research
                                       Post myocardial Infarction       Intravenous/Oral    Research
Tissue Factor/VIIa                     Anticoagulation of blood         Intravenous/Oral    Research
Parainfluenza                          Parainfluenza virus              Oral                Research

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

BioCryst has designed and synthesized several chemically distinct classes of small molecule compounds (seven of which have been patented in the United States) which inhibit the PNP enzyme. In in vitro preclinical studies, the Company's PNP inhibitor compounds selectively and potently suppressed human T-cells associated with certain T-cell proliferative disorders. One member of a patented class of PNP inhibitor compounds, BCX-34, which was designed and developed by BioCryst, to date has undergone clinical trials as a potential treatment for a number of T-cell proliferative diseases and related disorders. The Company is in the clinical stage of development of oral and intravenous formulations of BCX-34. An orally deliverable product may allow systemic application of the drug in diseases that either cannot be treated topically or can be treated more successfully with an oral formulation. An intravenous formulation may allow more precise dosage control and direct systemic application into the bloodstream and may permit usage of BCX-34 where other methods of delivery may not be suitable.

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

In 1998, the Company completed a Phase I/II dose escalation oral trial in CTCL and other T-cell cancer patients. This was an open label trial designed to provide safety and pharmacokinetic data on BCX-34 as well as provide potential efficacy data. A total of 45 patients were enrolled and dosed in this study. Dose-limiting toxicity was not encountered and some objective responses were observed. A second Phase I/II oral trial in CTCL is planned in the second quarter of 1999 for up to 55 patients at up to 23 sites. The frequency and completeness of response to 12 weeks of treatment will be assessed.

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

The Company has completed a Phase I/II clinical trial with an oral formulation of BCX-34 for the treatment of psoriasis. Further development will be dependent upon the results of the Phase I/II clinical trial with an oral formulation of BCX-34 for CTCL and the Phase I clinical trial with an oral formulation of BCX-34 for HIV.

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

A new approach to HIV drug research focuses on the T-cell host rather than the virus. It is believed that while resting, nondividing CD4 T-cells can be infected by the virus, the virus does not multiply. Since T-cell activation and growth appear to be essential for virus replication, a treatment which inhibits T-cell growth might decrease the overall viral burden. The Company believes, based in part upon preliminary preclinical in vitro tests, that BCX-34 could potentially be useful in treating HIV-infected patients by reversibly inhibiting the growth of infected T-cells. The Company, in collaboration with researchers at the UAB Center for AIDS Research on the design, has initiated a Phase I clinical trial with an oral formulation of BCX-34 for the treatment of HIV.

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

Crohn's Disease. Crohn's disease is an inflammatory disease that affects the intestines and other parts of the digestive tract. A patient with Crohn's disease suffers chronic, sometimes severe, episodes of diarrhea, abdominal pain, rectal bleeding and fever. Approximately 500,000 people worldwide suffer from Crohn's disease. The Company believes that T-cell controlling agents such as PNP inhibitors may offer promise as a potential drug treatment for Crohn's disease. The Company is at the preclinical stage of development of an oral formulation of BCX-34 for treatment of Crohn's disease.

Multiple Sclerosis. Multiple sclerosis ("MS") is an autoimmune disease in which T-cells attack and progressively destroy the myelin sheath that envelops certain nerve cells in the brain and spinal cord. The disease is characterized by unpredictable attacks of neurological dysfunction that may include partial paralysis or tremors, lack of motor coordination, vision problems and memory loss. MS afflicts between 250,000 and 300,000 people in the United States, approximately two-thirds of which are women. The Company believes that T-cell controlling agents such as PNP inhibitors offer promise as a potential drug treatment for MS. BioCryst believes that an oral formulation of BCX-34 may be useful for the treatment of MS. The first FDA approved treatment for any form of MS, a beta interferon, became available in 1993. Beta interferon is a large molecule protein which requires delivery by injection. The Company is at the preclinical stage of development of an oral formulation of BCX-34 for treatment of MS.

Influenza Neuraminidase Inhibitors

Influenza is a viral disease which is particularly dangerous to the very young, the elderly and debilitated patients and those who have suppressed immune systems. The CDC estimates that approximately 10% to 20% of the U.S. population is infected with influenza during most influenza seasons. The current standard for preventing flu is by vaccination, which is of limited benefit as vaccines are designed to resist a specific flu strain. No satisfactory treatment currently exists although Glaxo Wellcome and Hoffmann-La Roche have similar flu drug candidates in advanced stages of clinical trials. Influenza neuraminidase is an enzyme on the surface of the influenza virus which is associated with the spread of influenza and is believed to permit the influenza virus to invade human cells. The Company believes that a neuraminidase inhibitor may be useful as a treatment for influenza and has developed certain inhibitors of influenza neuraminidase. As described above in General, these inhibitors have been licensed to two Johnson & Johnson companies for clinical development. The Company also believes that several other pharmaceutical companies are engaged in research to design or discover inhibitors of influenza neuraminidase.

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

Due to the biochemical mechanism of the complement cascade, BioCryst believes complement inhibitors may have therapeutic applications in several acute and chronic immunological disorders. BioCryst is focusing its research efforts on designing enzyme inhibitors to limit the rapid and aggressive damage caused by the complement cascade. The Company is initially focusing on designing inhibitors for Factor D and Factor B, enzymes playing a role in the alternative pathway, and the enzyme C1s, which plays a role in the classical pathway. Working with UAB scientists and funded in part by Small Business Innovation Research ("SBIR") grants from the National Institutes of Health ("NIH"), BioCryst has characterized the three-dimensional structure of Factor D and has developed various assay systems for screening complement inhibitors. The Company is performing preclinical studies with certain inhibitors it has designed and synthesized. Preclinical results have shown that BCX-1470 and related compounds can block key blood enzymes, known as serine proteases, responsible for excessive bleeding and inflammatory damage related to cardiopulmonary bypass surgery. The Company completed two Phase I clinical trials, one of which is still under evaluation, for an intravenous formulation of BCX-1470 in 1998. The Company continues to design additional complement inhibitors. The Company has a collaboration agreement to use combinatorial chemistry to help identify certain inhibitors. See "Research and Development - 3-Dimensional Pharmaceuticals."

Tissue Factor/VIIa

Blood coagulation proceeds by a cascade of reactions leading to the formation of a blood clot. The cascade is initiated by exposure, due to injury, of cell surface tissue factor to blood and the subsequent formation of the Tissue Factor/VIIa complex ("TF/VIIa"). TF/VIIa then activates other factors leading to a blood clot. It has been extensively shown in animal models that blood clot formation can be treated by inhibiting either TF/VIIa or TF. TF/VIIa inhibitors may potentially be useful in coronary thrombosis, disseminated intravascular coagulation, stroke, ischemia-reperfusion injury, sepsis, ARDS and cancer. The Company is at the research stage of development of intravenous and oral formulations for inhibition of Tissue Factor/VIIa.

Parainfluenza

Human parainfluenza virus ("PIV") is an important lower respiratory tract pathogen in infants and young children. Acute infection with PIV accounts for a significant portion of croup, bronchialitis and pneumonia in children. In the United States, about five million infants and children per year are infected with PIV. While the molecular structure of PIV neuraminidase has not been determined, observations have led to predictions that the active site of PIV neuraminidase may share common features with the active site of influenza neuraminidase. The Company is reviewing the preliminary research it has done on influenza neuraminidase as a basis for starting research for a PIV neuraminidase inhibitor. The Company is at the research stage of development of an oral formulation for treatment of parainfluenza.

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

Research and Development

General

BioCryst initiated its research and development program in 1986, with drug synthesis beginning in 1987. The Company has assembled a scientific research staff with expertise in a broad base of advanced research technologies including protein biochemistry, X-ray crystallography, chemistry and pharmacology. Of the Company's 56 employees at March 15, 1999, 42 were employed in its research and development, preclinical studies and clinical trials programs. The Company's staff includes 18 persons with Ph.D. or M.D. degrees.

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

During the years ended December 31, 1996, 1997 and 1998, the Company spent an aggregate of $27,454,674 on research and development. Of that amount, $7,586,159 was spent in 1996, $10,577,369 was spent in 1997 and $9,291,146 was spent in 1998. Approximately $15,189,828 of that amount was spent on in-house research and development and $12,264,846 was spent on contract research and development.

PRI and Ortho-McNeil

In September 1998, the Company entered into a worldwide license agreement PRI and Ortho-McNeil, both Johnson & Johnson companies, to develop and market products to treat and prevent viral influenza. Under the terms of the agreement, the Company received an initial $6.0 million. The agreement provides for additional potential milestone payments and royalties based on future sales of licensed products. PRI and Ortho-McNeil are responsible for all development, regulatory and commercialization expenses. The agreement is subject to termination by PRI and Ortho-McNeil at any time upon notice and by the Company in certain circumstances, including any material breaches of the agreement by PRI or Ortho-McNeil. In addition, JJDC, another Johnson & Johnson company, made a $6.0 million equity investment in the Company in connection with signing the license agreement.

Torii

In May 1996, the Company entered into an exclusive license agreement with Torii to develop, manufacture and commercialize BCX-34 and certain other PNP inhibitor compounds in Japan for the treatment of rheumatoid arthritis,

T-cell cancers (including CTCL) and atopic dermatitis. Upon entering into the agreement, Torii paid the Company $1.5 million in license fees and made a $1.5 million equity investment in the Company, purchasing 76,608 shares of Common Stock at a purchase price of $19.58 per share. A milestone payment of $1.0 million was made in 1997. The agreement further provides for additional potential milestone payments of up to $18.0 million and royalties on future sales of licensed products in Japan. Torii is responsible for all development, regulatory and commercialization expenses in Japan. The agreement will remain in effect, unless earlier terminated, until the last to expire of any patent rights licensed under the agreement, or in the event no patents issue, for twenty years from May 31, 1996. The agreement is subject to termination by Torii at any time and by the Company in certain circumstances, including any material breaches of the agreement by Torii. Pursuant to the agreement, Torii may negotiate a license with the Company to develop BCX-34 and certain other PNP inhibitor compounds for additional indications.

3-Dimensional Pharmaceuticals

In October 1996, the Company signed an agreement with 3-Dimensional Pharmaceuticals, Inc. ("3DP") of Exton, Pennsylvania, under which the companies will share resources and technology to expedite the identification of inhibitors of key serine protease enzymes which represent promising targets for inhibition of complement activation. The agreement combines BioCryst's capabilities in structure-based drug design with the selection power of 3DP's DirectedDiversity?, a proprietary method of directing combinatorial chemistry and high throughput screening toward specific molecular targets, used to rapidly discover and optimize new drugs. Under the terms of this agreement, the companies will be responsible for their own research costs. If compounds are discovered as a result of the collaboration, the companies will then negotiate clinical development and commercialization rights to those compounds.

UAB Collaborative Arrangements

UAB has one of the largest X-ray crystallography centers in the world with approximately 112 full-time staff members and approximately $19.5 million in research grants and contract funding in 1998. In 1986, the Company entered into an agreement with UAB which granted the Company exclusive rights to any discoveries resulting from research relating to PNP.

Since 1990, the Company has entered into several other research agreements with UAB to perform research for the Company. The agreements provide that UAB perform specific research for the Company in return for research payments and license fees. In November 1994, the Company entered into an agreement with UAB for the joint research and development relating to development of an influenza neuraminidase inhibitor. UAB has granted the Company certain rights to any discoveries in this area resulting from research previously developed by UAB or jointly developed with BioCryst. The Company has agreed to pay certain royalties on sales of any resulting product and to share in future payments received from other third-party collaborators. In July 1995, the Company entered into an agreement with UAB for the joint research and development relating to Factor D inhibitors. This agreement was expanded in October 1996 to include other enzyme targets of the complement system. UAB has also granted the Company certain rights to any discoveries in this area resulting from research previously developed by UAB or jointly developed with BioCryst. The Company has agreed to pay certain royalties on sales of any resulting product and to share in future payments received from other third-party collaborators. These two agreements have initial 25-year terms (automatically renewable for five-year terms throughout the life of the last patent or extension thereof incorporating the license rights) and are terminable by the Company upon three months' notice and by UAB under certain circumstances.

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

Patents and Proprietary Information

The Company owns or has rights to certain proprietary information, issued and allowed patents and patent applications which relate to compounds it is developing. The Company actively seeks, when appropriate, protection for its products and proprietary information by means of United States and foreign patents, trademarks and contractual arrangements. In addition, the Company plans to rely upon trade secrets and contractual arrangements to protect certain of its proprietary information and products. The Company has been issued seven United States patents which expire between 2009 to 2013 and relate to its PNP inhibitor compounds. The Company's current lead immunological compound, BCX-34, is covered by one of the patents. This group also includes BCX-5, which may require a license from Warner-Lambert Company ("Warner-Lambert") to market a product containing this compound. The Company has the right of first refusal to negotiate a license from Warner-Lambert for that compound: however, there can be no assurance that such a license would be available or obtainable on terms acceptable to the Company. The Company has also been issued a patent by the U.S. Patent and Trademark Office ("PTO") covering the manufacturing process of its PNP inhibitors which expires in 2015 and an additional patent application has been filed for another new process to prepare BCX-34 and other PNP inhibitors. In addition, one patent has issued by the PTO which expires in 2015 and two patent applications have been filed with the PTO relating to inhibitors of influenza neuraminidase. Also, two provisional United States patent applications have been filed with the PTO on complement inhibitors. There can be no assurance that any patents will provide the Company with sufficient protection against competitive products or otherwise be commercially valuable.

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

Human Resources

As of March 15, 1999, the Company had 56 employees, of whom 42 were engaged in research and development and 14 were in general and administrative functions. The Company's scientific staff (18 of whom hold Ph.D. or M.D. degrees) has diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, medicinal chemistry and pharmacology. The Company considers its relations with its employees to be satisfactory.

Scientific Advisory Board and Consultants

BioCryst has assembled a Scientific Advisory Board comprised of five members (the "Scientific Advisors") who are leaders in certain of the Company's core disciplines or who otherwise have specific expertise in its therapeutic focus areas. The Scientific Advisory Board meets as a group at scheduled meetings and the Scientific Advisors meet more frequently, on an individual basis, with the Company's scientific personnel and management to discuss the Company's ongoing research and drug discovery and development projects. The Company also has consulting agreements with a number of other scientists (the "Consultants") with expertise in the Company's core disciplines or in its therapeutic focus areas who are consulted from time to time by the Company.

The Scientific Advisors and the Consultants are reimbursed for their expenses and receive nominal cash compensation in connection with their service and have been issued options and/or shares of Common Stock. The Scientific Advisors have been issued a total of 4,975 shares of Common Stock for nominal consideration and granted stock options to purchase a total of 77,000 shares of Common Stock at a weighted average exercise price of $7.08 per share. Consultants have also been granted stock options to purchase a total of 65,000 shares at a weighted average exercise price of $6.98 per share. The Scientific Advisors and the Consultants are all employed by or have consulting agreements with entities other than the Company, some of which may compete with the Company in the future. The Scientific Advisors and the Consultants are expected to devote only a small portion of their time to the business of the Company, although no specific time commitment has been established. They are not expected to participate actively in the Company's affairs or in the development of the Company's technology. Certain of the institutions with which the Scientific Advisors and the Consultants are affiliated may adopt new regulations or policies that limit the ability of the Scientific Advisors and the Consultants to consult with the Company. The loss of the services of certain of the Scientific Advisors and the Consultants could adversely affect the Company to the extent that the Company is pursuing research or development in areas of such Scientific Advisors' and Consultants' expertise. To the extent members of the Company's Scientific Advisory Board or the Consultants have consulting arrangements with or become employed by any competitor of the Company, the Company could be materially adversely affected. One member of the Scientific Advisory Board, Dr. Gordon N. Gill, is a member of the Board of Directors of the Agouron Institute. The Agouron Institute is a shareholder in, and has had contractual relationships with, Agouron Pharmaceuticals, Inc., a company utilizing core technology which is similar to the core technology employed by BioCryst.

The Scientific Advisory Board consists of the following individuals:

Name                                  Position
----                                  --------
Albert F. LoBuglio, M.D.
(Chairman) ........................   Professor of Medicine and the Director of
                                      the Comprehensive Cancer Center of UAB

Gordon N. Gill, M.D. ..............   Professor of Medicine and Chair of the
                                      Faculty of Basic Biomedical Sciences at
                                      the University of California, San Diego
                                      School of Medicine

Herbert A. Hauptman, Ph.D. ........   Research Professor in Biophysical Science
                                      at the State University of New York
                                      (Buffalo), the President of the
                                      Hauptman-Woodward Medical Research
                                      Institute, Inc. (formerly the Medical
                                      Foundation (Buffalo), Inc.), and Research
                                      Professor in Biophysical Sciences at the
                                      State University of New York (Buffalo),
                                      recipient of the Nobel Prize in Chemistry
                                      (1985)

Yuichi Iwaki, M.D., Ph.D. .........   Professor of Urology and Pathology,
                                      University of Southern California School of Medicine

Hamilton O. Smith, M.D. ...........   Professor, Molecular Biology and Genetics
                                      Department at The Johns Hopkins University
                                      School of Medicine, retired, Director of DNA Resources at Celera Genomics
                                      Corporation, Investigator at The Institute for Genomic Research, recipient of the Nobel Prize in Medicine (1978)

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

                               ITEM 2. PROPERTIES

The Company's administrative offices and principal research facility are located in 41,250 square feet of leased office space in Riverchase Industrial/Research Park in Birmingham, Alabama. The lease runs through June 30, 2003 with an option to lease for an additional three years at current market rates. The Company believes that its facilities are adequate for its current operations. Additional facilities will be necessary to manufacture sufficient quantities under good manufacturing practices to conduct extensive clinical trials or if the Company undertakes commercial manufacturing. See Note 5 to the Financial Statements.

                            ITEM 3. LEGAL PROCEEDINGS

None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol BCRX. The following table sets forth the low and high prices as reported by Nasdaq for each quarter in 1998 and 1997:

                                   1998                       1997
                                   ----                       ----
                              Low       High             Low       High
                              ---       ----             ---       ----
        First quarter         $6.88     $9.50           $11.50    $17.00
        Second quarter         6.00      9.13            10.06     14.75
        Third quarter          6.00      8.00             4.25     13.75
        Fourth quarter         4.38      8.44             6.25      8.38

The last sale price of the common stock on February 26, 1999 as reported by Nasdaq was $9.00 per share.

As of February 26, 1999, there were approximately 520 holders of record of the common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends.

                         ITEM 6. SELECTED FINANCIAL DATA

                                                             Years Ended December 31,
                                                         (In thousands, except per share)
                                                         --------------------------------
Statement of Operations Data:                   1998        1997        1996        1995        1994
                                                ----        ----        ----        ----        ----
Total revenues                                $  7,626    $  2,693    $  2,652    $    885    $    734
Research and development expenses             $  9,291    $ 10,577    $  7,586    $  7,107    $  5,552
Net loss                                      $ (4,785)   $(10,619)   $ (7,698)   $ (8,576)   $ (6,938)
Net loss per share                            $   (.34)   $   (.77)   $   (.69)   $   (.96)   $  (1.02)
Weighted average shares outstanding             14,120      13,780      11,171       8,905       6,787

                                                                   December 31,
                                                                  (In thousands)
                                                                  --------------
Balance Sheet Data:                             1998        1997        1996        1995        1994
                                                ----        ----        ----        ----        ----
Cash, cash equivalents and securities         $ 27,012    $ 24,643    $ 35,785    $ 11,414    $ 10,873
Total assets                                    29,100      26,485      37,149      13,056      12,803
Long-term debt and obligations under
  capital leases, excluding current portion         22          34          58         300         573
Accumulated deficit                            (53,170)    (48,384)    (37,766)    (30,067)    (21,491)

Total stockholders' equity                      27,682      25,285      35,403      11,326      11,176

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

Overview

Since its inception in 1986, the Company has been engaged in research and development activities (including drug discovery, manufacturing compounds, conducting preclinical studies and clinical trials) and organizational efforts (including recruiting its scientific and management personnel), establishing laboratory facilities, engaging its Scientific Advisory Board and raising capital. The Company has not received any revenue from the sale of pharmaceutical products and does not expect to receive such revenues to a significant extent for at least several years, if at all. The Company has incurred operating losses since its inception. The Company expects to incur significant additional operating losses over the next several years and expects such losses to increase as the Company's research, development and clinical trial efforts expand.

Year Ended December 31, 1998 Compared with the Year Ended December 31, 1997

Collaborative and other research and development revenue increased 537.1% to $6,371,095 in 1998 from $1,000,000 in 1997, primarily due to the $6.0 million in up front fees received from PRI and Ortho-McNeil in 1998 for a license agreement for the Company's influenza neuraminidase inhibitors compared to the $1.0 million milestone payment received from Torii in 1997. Interest and other income decreased 25.9% to $1,254,881 in 1998 from $1,692,521 in 1997, primarily due to a decline in the weighted average investment for 1998.

Research and development expenses decreased 12.2% to $9,291,146 in 1998 from $10,577,369 in 1997. Such expenses vary from period to period based on the status of the Company's projects. The Company completed two Phase III clinical trials in 1997. In 1998, the Company commenced two Phase I clinical trials for its serine protease inhibitor, continued its two Phase I/II clinical trials for an oral formulation of its PNP inhibitor and initiated preclinical studies for its influenza neuraminidase and serine protease inhibitors. Overall, the decline in costs associated with the Company's PNP inhibitor project were partially offset by the increases in the Company's serine protease and influenza neuraminidase projects. As a result, there was a slight decrease in 1998 in the outside research and development efforts associated with the Company's three primary research and development projects. The Company reduced some of its other discretionary costs, which was offset by one-time costs associated with signing a license agreement for the Company's influenza neuraminidase inhibitors and certain related agreements in September 1998.

General and administrative expenses increased 15.8% to $3,104,925 in 1998 from $2,682,137 in 1997. The increase was primarily due to the fees and expenses incurred in connection with the license agreement (and related agreements) for the Company's influenza neuraminidase inhibitors signed in September 1998.

Interest expense decreased 71.1% to $14,986 in 1998 from $51,880 in 1997. The decrease was primarily due to a decline in capitalized lease obligations resulting in lesser interest expense. The Company obtained most of its leases in connection with the move to its facilities in April 1992.

Year Ended December 31, 1997 Compared with the Year Ended December 31, 1996

Collaborative and other research and development revenue decreased 35.8% to $1,000,000 in 1997 from $1,558,543 in 1996, primarily due to a $1.0 million milestone payment received from Torii in 1997 compared to the $1.5 million license fee received from Torii and a Factor D grant in 1996. Interest and other income increased 54.8% to $1,692,521 in 1997 from $1,093,617 in 1996, primarily due to interest earned on funds invested from the Company's public offering in September 1996.

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

Interest expense decreased 48.1% to $51,880 in 1997 from $100,031 in 1996. The decrease was primarily due to a decline in capitalized lease obligations, along with long-term debt, resulting in lesser interest expense. The Company obtained most of its leases in connection with the move to its facilities in April 1992.

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

At December 31, 1998, the Company's cash, cash equivalents and securities held-to-maturity were $27,012,093, an increase of $2,368,607 from December 31, 1997 principally due to the $6.0 million equity investment in the Company in connection with the influenza neuraminidase license offsetting the cash used in operations.

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

At December 31, 1998, the Company had long-term capital lease and operating lease obligations which provide for aggregate minimum payments of $280,254 in 1999, $288,128 in 2000 and $285,816 in 2001.

Pursuant to the license agreement for the Company's influenza neuraminidase inhibitors, Ortho-McNeil and PRI paid the Company an initial $6.0 million for reimbursement of research and development expenses and in license fees and JJDC, pursuant to the Stock Purchase Agreement, made a $6.0 million equity investment in the Company. While the License Agreement provides for potential milestone payments of up to an additional $43.0 million and royalties on future sales of licensed products, there can be no assurance that PRI will continue to develop the product or, that if it does so, that it will result in meeting the milestones or achieving future sales of licensed products. The Company also entered into an exclusive license agreement with Torii under which Torii paid the Company $1.5 million in initial license fees and made a $1.5 million equity investment in the Company in 1996. The first milestone payment of $1.0 million was received in 1997. While the Torii license agreement provides for potential milestone payments of up to an additional $18.0 million and royalties on future sales of licensed products in Japan, there can be no assurance that Torii will continue to develop the product in Japan or, that if it does so, that it will result in meeting the milestones or achieving future sales of licensed products in Japan.

The Company plans to finance its needs principally from its existing capital resources and interest thereon, from payments under collaborative and licensing agreements with corporate partners, through research grants, and to the extent available, through lease or loan financing and future public or private financings. The Company believes that its available funds will be sufficient to fund the Company's operations at least through the end of 2000. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of preclinical studies and clinical trials, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, changes in existing collaborative, licensing, research or development relationships, the ability of the Company to establish additional collaborative relationships and the FDA regulatory process. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. The issuance of preferred or Common Stock or convertible securities, on terms and prices significantly more favorable than those of the currently outstanding Common Stock, could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. In addition, collaborative arrangements may require the Company to transfer certain material rights to such corporate partners. Insufficient funds may require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

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

Plan and Status. The Company's plan to resolve the Year 2000 Issue involves four phases: assessment, remediation, testing and implementation. The Company has completed its assessment of its IT systems. In 1997, the Company installed a computer network, upgraded its MacIntosh computers to IBM compatible personal computers and upgraded its IT software to a common standard. As a consequence, most of its IT systems are identified by the manufacturer as Year 2000 compliant. The Company is completing its assessment of non-IT systems, most of which is equipment used in the laboratories. Major vendors and suppliers are also being contacted with regard to their Year 2000 compliance and the Company will continue to monitor their compliance. The Company anticipates completing its assessment by the end of the first quarter of 1999. Systems identified as not being Year 2000 compliant will be brought into compliance by upgrading either the software or hardware. The Company expects to begin remediation and testing by the second quarter of 1999 and to be fully implemented by the end of the third quarter of 1999.

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

Costs. The costs incurred to date for Year 2000 compliance have not been material (less than $50,000) and are not expected to be material when completed (less than $100,000). The Company anticipates that it will be able to fund its costs from current funds available for operations. If, however, the costs are higher than anticipated, this could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks. While management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner, as noted above, the Company has not completed all necessary phases of the Year 2000 program for compliance. In the event that the Company or third parties do not complete any additional phases, the Company may not be able to complete the testing of its compounds and advancing its projects into human clinical trials in support of an NDA filing. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely effect the Company. The Company is unable to estimate if it has any potential liability or potential lost revenue at this time. There can be no assurance that the Company will not discover Year 2000 compliance issues that will have a material adverse effect on the Company's business, results of operations and financial condition.

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

Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

Early Stage of Development; Uncertainty of Product Development; Technological Uncertainty

BioCryst is at an early stage of development. All of the Company's compounds are in research and development, and no revenues have been generated from sales of its compounds. It will be a number of years, if ever, before the Company will recognize significant revenues from product sales or royalties. To date, most of the Company's resources have been dedicated to the research and development of pharmaceutical compounds based upon its purine nucleoside phosphorylase ("PNP") program for the treatment of T-cell proliferative diseases and disorders and for the development of inhibitors of influenza neuraminidase and enzymes and proteins involved in the complement cascade. The Company and PRI have conducted preclinical studies with its influenza neuraminidase inhibitor and the Company is conducting clinical studies with its lead drugs, BCX-34 and BCX-1470, and results from these studies may not support future human clinical testing or further development of the compounds. Phase III trials completed in 1997 with a cream formulation of BCX-34 for treatment of cutaneous T-cell lymphoma ("CTCL") and psoriasis and a Phase I/II trial completed in 1998 for a topical ointment treatment for psoriasis did not show statistical efficacy. Accordingly, the Company has discontinued further development of these topical formulations of BCX-34, but is continuing its oral trials for BCX-34. T-cell proliferative diseases, as well as the other disease indications the Company is studying, are highly complex and their causes are not fully known. The Company's compounds under development will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical testing prior to submission of any regulatory application for commercial use. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse side effects or inadequate therapeutic efficacy could slow or prevent product development efforts and have a material adverse effect on the Company. One of BioCryst's lead drugs, BCX-34, reversibly inhibits T-cell activity, an essential component of the human immune system. In addition to any direct toxicities or side effects the drug may cause, BCX-34, while inhibiting T-cells, may compromise the immune system's ability to fight infection. Although the Company will monitor immunosuppression during drug dosing, there can be no assurance that the drug will not cause irreversible immunosuppression. There can be no assurance that the Company's research or product development efforts as to any particular compound will be successfully completed, that the compounds currently under development will be safe or efficacious, that required regulatory approvals can be obtained, that products can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed or will be accepted by patients, health care providers and third-party payors. Few drugs discovered by use of structure-based drug design have been successfully developed, approved by the FDA or marketed. Within the pharmaceutical industry, treatment of the disease indications being pursued by the Company, especially T-cell proliferative diseases such as CTCL and psoriasis, have proven difficult. There can be no assurance that drugs resulting from the approach of structure-based drug design employed by the Company will overcome the difficulties of drug discovery and development or result in commercially successful products.

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

The successful commercialization of the Company's compounds and product candidates is also dependent upon the Company's ability to develop collaborative arrangements with academic institutions and consultants to support research and development efforts and to conduct clinical trials. The Company's primary academic collaboration has been with UAB to support its ongoing research and development programs. In 1998, the Company completed its funding obligations with UAB for the development of inhibitors for influenza neuraminidase and Factor D. UAB, however, will continue to share in any revenues derived from those two projects and the Company intends to continue using certain UAB faculty members as consultants to the Company. There can be no assurance that the Company's current arrangements with UAB will continue or that the Company will be able to develop successful collaborative arrangements with academic institutions and consultants in the future.

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

In June 1995 the Company notified the FDA that it had submitted incorrect efficacy data to the FDA pertaining to its Phase II dose-ranging studies of BCX-34 for CTCL and psoriasis. The FDA inspected the Company in November 1995 in relation to a study involving the topical application of BCX-34 concluded in early 1995, and in June 1996 the FDA inspected the Company and one of its clinical sites in relation to a Phase II dose-ranging study of BCX-34 for CTCL and a Phase II dose ranging study for psoriasis, both of which were concluded in early 1995. After each inspection, the FDA issued to the Company a List of Inspectional Observations ("Form FDA 483") setting forth certain deficient Good Clinical Practices procedures followed by the Company, some of which resulted in submission to the FDA of efficacy data which reported false statistical significance. The FDA also issued a Form FDA 483 to the principal investigator at one of the Company's clinical sites citing numerous significant deficiencies in the conduct of the Phase II dose-ranging studies of BCX-34 for CTCL and psoriasis. These deficiencies included improper delegations of authority by the principal investigator, failures to follow the protocols, institutional review board deviations, and discrepancies or deficiencies in documentation and reporting. The Company received notice from the FDA in November 1997 that work in support of products under FDA jurisdiction performed by this investigator would not be accepted by the FDA without validating information. Currently, the Company does not intend to pursue a topical treatment for BCX-34, which is the clinical study this investigator pursued for the Company. As a consequence of the FDA inspections and such resulting Form FDA 483s, the Company's ongoing and future clinical studies may receive increased scrutiny; this may delay the regulatory review process or require the Company to increase the number of patients at other sites to obtain approval (which can not be assured on a timely basis or at all). The Company has adjusted certain of its procedures, but there can be no assurance that the FDA will find such adjustments to be in compliance with FDA requirements or that, even if it does find such adjustments to be in compliance, it will not seek to impose administrative, civil or other sanctions in connection with the earlier studies.

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

History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

BioCryst, to date, has generated no revenue from product sales and has incurred losses since its inception. As of December 31, 1998, the Company's accumulated deficit was approximately $53.2 million. Losses have resulted principally from costs incurred in research activities aimed at discovering, designing and developing the Company's pharmaceutical product candidates and from general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from collaborative arrangements, licenses, research grants and from interest income. The Company expects to incur significant additional operating losses over the next several years and expects such losses to increase as the Company's research and development and clinical trial efforts continue. The Company's ability to achieve profitability depends in part upon its ability to develop drugs and to obtain regulatory approval for its products that may be developed, to enter into agreements with collaborative partners for product development, manufacturing and commercialization, and to develop the capacity to manufacture, market and sell its products. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

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

Competition

The Company is engaged in the pharmaceutical industry, which is characterized by extensive research efforts, rapid technological progress and intense competition. There are many public and private companies, including well-known pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions, engaged in developing synthetic pharmaceuticals and biotechnological products for human therapeutic applications that represent significant competition to the Company. Existing products and therapies and improvements thereto will compete directly with products the Company is seeking to develop and market, and the Company is aware that other companies or institutions are pursuing development of new drugs and technologies directly targeted at applications for which the Company is developing its drug compounds. Many of the Company's competitors have substantially greater financial and technical resources and production and marketing capabilities and experience than does the Company. The Company has granted Novartis Corporation, formerly Ciba-Geigy Corporation, ("Novartis"), a worldwide exclusive license to several compounds in the Company's sixth group of PNP inhibitors. Such arrangement with Novartis does not include BCX-34 or most of the Company's other compounds. No assurance can be given that Novartis will or will not develop compounds under such arrangements, will be able to obtain FDA approval for any licensed compounds, that any such licensed compounds if so approved will be able to be commercialized successfully, or that the Company will realize any revenues pursuant to such arrangements. If commercialized, these compounds could compete directly against other compounds, including BCX-34, being developed by the Company.

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

Control by Existing Management and Stockholders; Effect of Certain Anti-Takeover Considerations

The Company's directors, executive officers and certain principal stockholders and their affiliates own beneficially approximately 37.6% of the Common Stock. Accordingly, such holders, if acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. The voting power of these holders may discourage or prevent any proposed takeover of the Company unless the terms thereof are approved by such holders. Pursuant to the Company's Composite Certificate of Incorporation (the "Certificate of Incorporation"), shares of Preferred Stock may be issued by the Company in the future without stockholder approval and upon such terms as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of discouraging a third party from acquiring a majority of the outstanding Common Stock of the Company and preventing stockholders from realizing a premium on their shares. The Company's Certificate of Incorporation also provides for staggered terms for the members of the Board of Directors. A staggered Board of Directors and certain provisions of the Company's by-laws and of Delaware law applicable to the Company could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 BALANCE SHEETS

                                                                   December 31,
                                                           ----------------------------
Assets                                                          1998          1997
                                                           ------------    ------------
Cash and cash equivalents (Notes 1 and 3)                  $ 12,311,348    $  3,757,098
Securities held-to-maturity (Notes 1 and 3)                   9,961,017      15,723,631
Prepaid expenses and other current assets                       598,463         214,777
                                                           ------------    ------------
      Total current assets                                   22,870,828      19,695,506

Securities held-to-maturity (Notes 1 and 3)                   4,739,728       5,162,757
Furniture and equipment, net (Notes 1 and 2)                  1,407,780       1,557,537
Patents                                                          81,723          68,928
                                                           ------------    ------------
      Total assets                                         $ 29,100,059    $ 26,484,728
                                                           ============    ============

Liabilities and Stockholders' Equity
Accounts payable                                           $    243,075    $    245,180
Accrued expenses (Note 4)                                       611,455         306,433
Accrued taxes, other than income (Note 4)                       136,726         166,177
Accrued vacation                                                 91,919          89,777
Current maturities of capital lease obligations (Note 5)         12,603          57,896
                                                           ------------    ------------
      Total current liabilities                               1,095,778         865,463
                                                           ------------    ------------
Capital lease obligations (Note 5)                               21,866          34,469
                                                           ------------    ------------
Deferred license fee (Note 9)                                   300,000         300,000
                                                           ------------    ------------
Stockholders' equity (Notes 7 and 8):
   Preferred stock, $.01 par value, shares authorized-
      5,000,000; none issued and outstanding
   Common stock, $.01 par value; shares authorized -
      45,000,000; shares issued and outstanding -
      14,960,088 - 1998; 13,817,667 - 1997                      149,600         138,177
   Additional paid-in capital                                80,702,381      73,531,104
   Accumulated deficit                                      (53,169,566)    (48,384,485)
                                                           ------------    ------------
      Total stockholders' equity                             27,682,415      25,284,796
                                                           ------------    ------------
Commitments and contingency (Notes 5 and 9)
                                                           ------------    ------------
      Total liabilities and stockholders' equity           $ 29,100,059    $ 26,484,728
                                                           ============    ============

See accompanying notes to financial statements.

                                 STATEMENTS OF OPERATIONS

                                                         Years Ended December 31,
                                               --------------------------------------------
                                                   1998            1997            1996
                                               ------------    ------------    ------------
Revenues:
   Collaborative and other research and
      development (Notes 1 and 9)              $  6,371,095    $  1,000,000    $  1,558,543
   Interest and other                             1,254,881       1,692,521       1,093,617
                                               ------------    ------------    ------------
      Total revenues                              7,625,976       2,692,521       2,652,160
                                               ------------    ------------    ------------
Expenses:
   Research and development                       9,291,146      10,577,369       7,586,159
   General and administrative                     3,104,925       2,682,137       2,664,197
   Interest                                          14,986          51,880         100,031
                                               ------------    ------------    ------------
      Total expenses                             12,411,057      13,311,386      10,350,387
                                               ------------    ------------    ------------
Net loss                                       $ (4,785,081)   $(10,618,865)   $ (7,698,227)
                                               ============    ============    ============

Net loss per share (Note 1)                           $(.34)          $(.77)          $(.69)

Weighted average shares outstanding (Note 1)     14,120,364      13,779,698      11,171,035

See accompanying notes to financial statements.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 Additional                     Total Stock-
                                                     Common        Paid-in       Accumulated      Holders'
                                                      Stock        Capital         Deficit         Equity
                                                    --------    ------------    ------------    ------------
Balance at December 31, 1995                        $ 95,043    $ 41,298,848    $(30,067,393)   $ 11,326,498
Sale of common stock, 3,376,608 shares                33,766      30,495,652                      30,529,418
Exercise of stock options, 45,255 shares                 453         190,987                         191,440
Employee stock purchase plan sales, 18,101 shares        181         147,362                         147,543
Exercise of warrants, 753,439 shares                   7,534         883,266                         890,800
Compensation cost                                                     15,749                          15,749
Net loss                                                                          (7,698,227)     (7,698,227)
                                                    --------    ------------    ------------    ------------
Balance at December 31, 1996                         136,977      73,031,864     (37,765,620)     35,403,221
Exercise of stock options, 79,670 shares                 797         272,389                         273,186
Employee stock purchase plan sales, 15,933 shares        160         163,632                         163,792
Exercise of warrants, 24,330 shares                      243            (274)                            (31)
Compensation cost                                                     63,493                          63,493
Net loss                                                                         (10,618,865)    (10,618,865)
                                                    --------    ------------    ------------    ------------
Balance at December 31, 1997                         138,177      73,531,104     (48,384,485)     25,284,796
Sale of common stock, 918,836 shares                   9,188       5,937,047                       5,946,235
Exercise of stock options, 144,102 shares              1,441         614,655                         616,096
Employee stock purchase plan sales, 23,597 shares        236         144,010                         144,246
Exercise of warrants, 55,806 shares                      558         295,842                         296,400
Compensation cost                                                    179,723                         179,723
Net loss                                                                          (4,785,081)     (4,785,081)
                                                    --------    ------------    ------------    ------------
Balance at December 31, 1998                        $149,600    $ 80,702,381    $(53,169,566)   $ 27,682,415
                                                    ========    ============    ============    ============

See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                                                                     Years Ended December 31,
                                                               1998            1997            1996
                                                           ------------    ------------    ------------
Operating activities:
Net loss                                                   $ (4,785,081)   $(10,618,865)   $ (7,698,227)
Adjustments to reconcile net loss to net cash used in
operating activities-
   Depreciation and amortization                                529,124         648,935         524,367
   Non-monetary compensation cost                               179,723          63,493          15,749
Changes in operating assets and liabilities-
   Prepaid expenses and other assets                           (383,686)         18,677          45,932
   Patents                                                      (12,795)        (68,928)
   Accounts payable                                              (2,105)       (370,253)        405,256
   Accrued expenses                                             305,022          65,555          53,205
   Accrued taxes, other than income                             (29,451)        (43,777)       (140,269)
   Accrued vacation                                               2,142           6,500         (27,427)
                                                           ------------    ------------    ------------
Net cash used in operating activities                        (4,197,107)    (10,298,663)     (6,821,414)
                                                           ------------    ------------    ------------
Investing activities:
Purchases of furniture and equipment                           (379,367)     (1,075,682)       (292,374)
Purchase of marketable securities                           (13,564,857)    (12,200,183)    (36,950,717)
Maturities of marketable securities                          19,750,500      23,462,683      10,080,905
                                                           ------------    ------------    ------------
Net cash provided by/(used in) investing activities           5,806,276      10,186,818     (27,162,186)
                                                           ------------    ------------    ------------
Financing activities:
Principal payments of debt and capital lease obligations        (57,896)       (254,547)       (274,789)
Capital leases                                                                   50,763
Exercise of stock options                                       616,096         273,186         191,440
Employee Stock Purchase Plan stock sales                        144,246         163,792         147,543
Exercise of warrants                                            296,400             (31)        890,800
Sale of common stock, net of issuance costs                   5,946,235                      30,529,418
                                                           ------------    ------------    ------------
Net cash provided by financing activities                     6,945,081         233,163      31,484,412
                                                           ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents              8,554,250         121,318      (2,499,188)
Cash and equivalents at beginning of period                   3,757,098       3,635,780       6,134,968
                                                           ------------    ------------    ------------
Cash and cash equivalents at end of period                 $ 12,311,348    $  3,757,098    $  3,635,780
                                                           ============    ============    ============

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Accounting Policies

The Company

BioCryst Pharmaceuticals, Inc., a Delaware corporation, (the "Company") is a pharmaceutical company using structure-based drug design to discover and design novel, small-molecule pharmaceutical products for the treatment of major immunological, viral, and cardiovascular diseases and disorders. The Company has three primary research projects, of which two are in clinical trials and one has been licensed to a big pharmaceutical company for clinical development. While the prospects for a project may increase as the project advances to the next stage of development, a project can be terminated at any stage of development. Until the Company generates revenues from either a research project or an approved product, its ability to continue research projects is dependent upon its ability to raise funds. The Company relies on sole suppliers to manufacture its BCX-34 compound for clinical trials and is evaluating supply sources for commercial production.

Net Loss Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares from unexercised stock options and warrants are excluded from the computation as their effect is anti-dilutive. Common stock equivalents of approximately 2,469,348, 2,267,176 and 2,638,882 shares were not used to calculate net loss per share in 1998, 1997 and 1996, respectively, because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for net loss per share for any of the periods presented.

Securities Held-to-Maturity

The Company is required to classify debt and equity securities as held-to-maturity, available-for-sale or trading. The appropriateness of each classification is reassessed at each reporting date. The only dispositions were maturities of securities held-to-maturity. At December 31, 1998, securities held-to-maturity consisted of $11,533,273 of U.S. Treasury and Agency securities and $3,167,472 of high-grade domestic corporate debt carried at amortized cost. All of the non-current portion of securities held-to-maturity are U.S. Treasury and Agency securities that mature in 2000. The amortized cost of all these securities at December 31, 1998 approximated market value.

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

Note 2 - Furniture and Equipment

Furniture and equipment consisted of the following at December 31:

                                                            1998         1997
                                                            ----         ----
Furniture and fixtures                                   $  626,756   $  580,077
Laboratory equipment                                      1,263,873    1,023,440
Leased equipment                                            153,937      396,765
Leasehold improvements                                    1,179,730    1,170,719
                                                         ----------   ----------
                                                          3,224,296    3,171,001
Less accumulated depreciation and amortization            1,816,516    1,613,464
                                                         ----------   ----------
Furniture and equipment, net                             $1,407,780   $1,557,537
                                                         ==========   ==========

The Company does not have any significant impairment losses under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Note 3 - Concentration of Credit and Market Risk

The Company invests its excess cash principally in marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and primarily mature within one year. The Company has not realized any losses from such investments. At December 31, 1998, approximately $11,575,696 is invested in the Fidelity Institution Cash Portfolio, which invests in treasury notes and repurchase agreements. The Fidelity Institution Cash Portfolio is not insured.

Note 4 - Accrued Expenses and Taxes

Accrued expenses and taxes were comprised of the following at December 31:

                                                              1998        1997
                                                              ----        ----
Accrued clinical trials                                     $427,161    $159,183
Accrued bonus                                                 50,000      50,000
Stock plan purchase withholdings                              82,356      48,640
Accrued other                                                 51,938      48,610
                                                            --------    --------
    Accrued expenses                                        $611,455    $306,433
                                                            ========    ========

Accrued franchise tax                                       $ 86,540    $120,000
Accrued other                                                 50,186      46,177
                                                            --------    --------
    Accrued taxes, other than income                        $136,726    $166,177
                                                            ========    ========

Note 5 - Capital Lease Obligations

The Company paid $14,986, $51,880 and $100,031 in interest on debt and lease obligations for the years ended December 31, 1998, 1997 and 1996, respectively. The Company had an unused line of credit of $500,000 at December 31, 1998.

The Company has the following capital lease obligations and operating leases at December 31, 1998:

                                                           Capital     Operating
                                                           Leases       Leases
                                                           ------       ------
1999                                                       $17,615    $  262,639
2000                                                        17,615       270,513
2001                                                         7,191       278,625
2002                                                                     286,986
2003                                                                     146,715
                                                           -------    ----------
Total minimum payments                                      42,421    $1,245,478
                                                                      ==========
Less interest                                                7,952
                                                           -------
Present value of future minimum payments                    34,469
Less current portion                                        12,603
                                                           -------
Non-current portion                                        $21,866
                                                           =======

Rent expense for operating leases was $299,811, $186,004 and $191,880 in 1998, 1997 and 1996, respectively.

Note 6 - Income Taxes

The Company has not had taxable income since incorporation and, therefore, has not paid any income tax. Deferred tax assets of approximately $23,100,000 and $20,500,000 at December 31, 1998 and 1997, respectively, have been recognized principally for the net operating loss and research and development credit carryforwards and have been reduced by a valuation allowance of $23,100,000 and $20,500,000 at December 31, 1998 and 1997, respectively, which will remain until it is more likely than not that the related tax benefits will be realized.

At December 31, 1998, the Company had net operating loss and research and development credit carryforwards ("Carryforward Tax Benefits") of approximately $49,500,000 and $4,000,000, respectively, which will expire in 2005 through 2018. Use of the Carryforward Tax Benefits will be subject to a substantial annual limitation due to the change of ownership provisions of the Tax Reform Act of 1986. The annual limitation is expected to result in the expiration of a portion of Carryforward Tax Benefits before utilization, which has been considered by the Company in its computations under Statement No. 109. Additional sales of the Company's equity securities may result in further annual limitations on the use of the Carryforward Tax Benefits against taxable income in future years.

Note 7 - Stockholders' Equity

Warrants

During 1998, warrants were exercised to purchase 49,400 shares with cash and warrants to exercise 6,406 shares were exercised via net issue exercise by giving up warrants to purchase 92,394 shares. During 1997, warrants were exercised to purchase 24,330 shares via net issue exercise by giving up warrants to purchase 25,875 shares. There were no warrants outstanding at December 31, 1998.

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

There are an aggregate of 2,730,107 shares reserved for future issuance for the options and the Stock Purchase Plan discussed in Note 8.

The Company follows APB No. 25 in accounting for its Stock Option and Stock Purchase Plans and accordingly does not recognize a compensation cost. The Company has adopted the disclosure requirement of Statement No. 123 commencing in 1996. Since Statement No. 123 is only applied to options granted after 1994, the pro forma disclosure should not necessarily be considered indicative of future pro forma results when the full four-year vesting (the period in which the compensation cost is recognized) is included in the disclosure in 1999. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing method with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: no dividends, expected volatility of 65.6, 57.8 and 52.3 percent, risk-free interest rate of 4.9, 6.0 and 6.1 percent and expected lives of five years. The weighted-average grant-date fair values of options granted during 1997 under the Stock Option and Employee Stock Purchase Plans were $4.12 and $2.17, respectively. Had the Company adopted Statement No. 123 and determined its compensation cost based on the fair value at the grant dates in 1998, 1997 and 1996, the Company's net loss and net loss per share would have been increased to the pro forma amounts shown below:

                                           1998           1997          1996
                                           ----           ----          ----
Net loss             As reported       $(4,785,081)  $(10,618,865)  $(7,698,227)
                     Pro forma          (6,363,575)   (11,657,646)   (8,279,551)
Net loss per share   As reported              (.34)          (.77)         (.69)
                     Pro forma                (.45)          (.85)         (.74)

The stockholders on April 16, 1993 and on March 1, 1994 (approving the Board of Directors' action of December 1993) authorized an amended and restated 1991 Stock Option Plan and approved an additional 1,000,000 shares of common stock for issuance ("Amended Plan"). The Amended Plan includes an increase of common stock reserved for issuance to 1,500,000 shares and establishes an automatic option grant program. The automatic option grant program grants options to new non-employee Board members to purchase 25,000 shares of common stock at an exercise price of the fair market value at the grant date for a maximum of ten years and is subject to vesting restrictions and early termination upon the optionee's cessation of Board service. The vesting and exercise provisions of the options issued under the Amended Plan are subject to acceleration, under certain circumstances, upon the occurrence of a hostile tender offer for more than 50% of the outstanding stock of the Company or if the Company is acquired. On May 29, 1995, the stockholders approved extending the automatic option grant to cover non-employee Board members not previously eligible for an automatic grant and approved an additional 500,000 shares of common stock for issuance, increasing the common stock reserved for issuance to 2,000,000 shares. On May 14, 1997, the stockholders approved increasing the automatic option grant to 40,000 shares and approved an additional 1,000,000 shares (of which 75,576 were approved by the Board of Directors in 1996) of common stock for issuance, increasing the common stock reserved for issuance to 3,000,000 shares. The following is an analysis of stock options for the three years ending December 31, 1998:

                                                                     Weighted
                                 Options           Options           Average
                                Available        Outstanding      Exercise Price
                                ---------        -----------      --------------
Balance December 31, 1995        247,814          1,630,062          $  5.49
Option plan amended               75,576
Options granted                 (302,540)           302,540            14.68
Options exercised                                   (45,255)            4.23
Options canceled                  45,625            (45,625)            4.19
                                --------          ---------
Balance December 31, 1996         66,475          1,841,722             7.06
Option plan amended              924,424
Options granted                 (590,810)           590,810            10.21
Options exercised                                   (87,450)            4.02
Options canceled                 139,850           (139,850)           10.33
                                --------          ---------
Balance December 31, 1997        539,939          2,205,232             7.82
Options granted                 (495,400)           495,400             6.88
Options exercised                                  (144,102)            4.28
Options canceled                  77,016            (77,016)           10.38
                                --------          ---------
Balance December 31, 1998        121,555          2,479,514             7.61
                                ========          =========

There were 1,456,715, 1,254,263 and 1,027,416 options exercisable at December 31, 1998, 1997 and 1996, respectively. The weighted-average exercise price for options exercisable was $6.94, $5.84 and $4.92 at December 31, 1998, 1997 and 1996, respectively.

The following table summarizes at December 31, 1998, by price range, (1) for options outstanding the number of options outstanding, their weighted-average remaining life and their weighted-average exercise price and (2) for options exercisable the number of options exercisable and their weighted-average exercise price:

                            Outstanding                        Exercisable
                            -----------                        -----------
  Range          Number        Life        Price        Number            Price
  -----          ------        ----        -----        ------            -----
$ 2 to $ 5        538,664      5.6        $  3.82        538,664         $  3.82
  5 to   8      1,076,725      2.3           6.28        499,926            6.07
  8 to  12        372,825      2.3           8.73        192,636            9.01
 12 to  17        491,300      1.8          14.59        225,489           14.63
                ---------                              ---------
  2 to  17      2,479,514      2.9           7.61      1,456,715            6.95
                =========                              =========

Note 8 - Employee Benefit Plans

On January 1, 1991, the Company adopted an employee retirement plan ("401(k) Plan") under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made a contribution of $57,137, $45,603 and $30,000 in 1998, 1997 and 1996.

On May 29, 1995, the stockholders approved an employee stock purchase plan ("Stock Purchase Plan") effective February 1, 1995. The Company has reserved 200,000 shares of common stock under the Stock Purchase Plan, of which 129,038 shares remain available for purchase at December 31, 1998. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during the six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. There were 23,597 shares, 15,933 shares and 18,101 shares of common stock purchased under the Stock Purchase Plan in 1998, 1997 and 1996, respectively, at a weighted average price of $6.11, $10.28 and $8.15, respectively, per share.

Note 9 - Collaborative and Other Research and Development Contracts

The Company granted Novartis Corporation, formerly Ciba-Geigy Corporation ("Novartis"), an option in 1990 to acquire exclusive licenses to a class of inhibitors arising from research performed by the Company by February 1991. The option was exercised and a $500,000 fee was paid to the Company in 1993. Milestone payments are due upon approval of a new drug application. The Company will also receive royalties based upon a percentage of sales of any resultant products. Up to $300,000 of the initial fee received is refundable if sales of any resultant products are below specified levels.

On November 7, 1991, the Company entered into a joint research and license agreement with The University of Alabama at Birmingham ("UAB"). UAB performed specific research on Factor D for the Company for a period of approximately three years in return for research and license fees. The agreement was replaced by a new agreement on July 18, 1995 granting the Company a worldwide license in exchange for funding certain UAB research and sharing in any royalties or sublicense fees arising from the joint research. On November 17, 1994, the Company entered into another agreement for a joint research and license agreement on influenza neuraminidase granting the Company a worldwide license. Under this agreement, the Company funded certain UAB research and UAB shares in any royalties or sublicense fees arising from the joint research. The Company completed its funding required by the agreements for both projects in 1998.

In May 1996, the Company entered into an exclusive license agreement with Torii Pharmaceutical Co., Ltd. ("Torii"), a majority owned subsidiary of Japan Tobacco Inc., to develop, manufacture and commercialize BCX-34 and certain other PNP inhibitor compounds in Japan for the treatment of rheumatoid arthritis, T-cell cancers and atopic dermatitis. Upon entering into the agreement, Torii paid the Company $1.5 million in license fees and made a $1.5 million equity investment in the Company, purchasing 76,608 shares of common stock at a purchase price of $19.58 per share. The first milestone payment of $1.0 million was received in 1997. The agreement further provides for additional potential milestone payments of up to $18.0 million and royalties on future sales of licensed products in Japan. Torii is responsible for all development, regulatory and commercialization expenses in Japan. The agreement is subject to termination by Torii at any time and by the Company in certain circumstances. Pursuant to the agreement, Torii may negotiate a license with the Company to develop BCX-34 and certain other PNP inhibitor compounds for additional indications.

In September 1998, the Company entered into a worldwide license agreement with The R.W. Johnson Pharmaceutical Research Institute ("PRI") and Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil"), both Johnson & Johnson companies, to develop and market products to treat and prevent viral influenza. Under the terms of the agreement, the Company received an initial $6.0 million. The agreement provides for additional potential milestone payments of up to $43.0 million and royalties based on future sales of licensed products. PRI and Ortho-McNeil are responsible for all development, regulatory and commercialization expenses. The agreement is subject to termination by PRI and Ortho-McNeil at any time and by the Company in certain circumstances. In addition, Johnson & Johnson Development Corporation ("JJDC"), another Johnson & Johnson company, made a $6.0 million equity investment in the Company in connection with signing the license agreement.

Note 10 - Quarterly Financial Information (Unaudited)(In thousands, except per share)

                                       First      Second      Third      Fourth
                                       -----      ------      -----      ------
1998 Quarters
    Revenues                         $    382    $    289   $  6,249   $    706
    Net income (loss)                  (3,006)     (2,981)     2,667     (1,465)
    Net income (loss) per share          (.22)       (.21)       .19       (.10)
1997 Quarters
    Revenues                              452       1,427        387        427
    Net (loss)                         (3,149)     (2,080)    (2,513)    (2,877)
    Net (loss) per share                 (.23)       (.15)      (.18)      (.21)

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
BioCryst Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCryst Pharmaceuticals, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                           /s/Ernst & Young, LLP


Birmingham, Alabama
January 15, 1999

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

             Name                     Age                Position(s) with the Company
-------------------------------       ----  ----------------------------------------------------------
Charles E. Bugg, Ph.D.                 57   Chairman, Chief Executive Officer and Director

J. Claude Bennett, M.D.                65   President, Chief Operating Officer and Director

John A. Montgomery, Ph.D.              75   Senior Vice President, Secretary, Chief Scientific
                                            Officer and Director

Ronald E. Gray                         58   Chief Financial Officer, Assistant Secretary and Treasurer

John R. Urhin                          46   Vice President, Corporate Development

William W. Featheringill (1)(2)        56   Director

Edwin A. Gee, Ph.D. (1)(2)             79   Director

Zola P. Horovitz, Ph.D.                64   Director

Lindsay A. Rosenwald, M.D. (1)         43   Director

Joseph H. Sherrill, Jr.                58   Director

William M. Spencer, III (1)(2)         78   Director

Randolph C. Steer, M.D., Ph.D.         49   Director

----------
(1) Member of the Compensation Committee ("Compensation Committee").

(2) Member of the Audit Committee ("Audit Committee").

Charles E. Bugg, Ph.D., was named Chairman of the Board, Chief Executive Officer and Director in November 1993 and President in January 1995. Dr. Bugg relinquished the position of President in December 1996 when Dr. Bennett joined the Company in that position. Prior to joining the Company, Dr. Bugg had served as the Director of the Center for Macromolecular Crystallography, Associate Director of the Comprehensive Cancer Center and Professor of Biochemistry at UAB since 1975. He was a Founder of the Company and served as the Company's first Chief Executive Officer from 1987-1988 while on a sabbatical from UAB. Dr. Bugg also served as Chairman of the Company's Scientific Advisory Board from January 1986 to November 1993. He continues to hold the position of Professor Emeritus in Biochemistry and Molecular Genetics at UAB, a position he has held since January 1994.

J. Claude Bennett, M.D., was named President and Chief Operating Officer in December 1996 and elected a Director in January 1997. Prior to joining the Company, Dr. Bennett was President of UAB from October 1993 to December 1996 and Professor and Chairman of the Department of Medicine of UAB from January 1982 to October 1993. Dr. Bennett served on the Company's Scientific Advisory Board from 1989-96. He also continues to hold the position of Distinguished University Professor Emeritus at UAB.

John A. Montgomery, Ph.D., has been a Director since November 1989 and has been Secretary and Chief Scientific Officer since joining the Company in February 1990. He was Executive Vice President from February 1990 until May 1997, at which time he was named Senior Vice President. Dr. Montgomery was a Founder of BioCryst. Prior to joining the Company, Dr. Montgomery served as Senior Vice President of Southern Research Institute ("SRI") of Birmingham from January 1981 to February 1990. He continues to hold the position of Distinguished Scientist at SRI, a position he has held since February 1990.

Ronald E. Gray joined BioCryst in January 1993 as Chief Financial Officer. In 1994, Mr. Gray received the additional title of Treasurer and Assistant Secretary. Prior to joining BioCryst, from June 1992 to September 1992, Mr. Gray was Chief Financial Officer of The ACB Companies, a collection agency. From July 1988 to March 1992, Mr. Gray was Chief Financial Officer and Secretary of Image Data Corporation, a medical imaging company. He was previously Vice

President of Finance, Secretary and Treasurer of CyCare Systems, Inc., a health care information processing company.

John R. Uhrin joined BioCryst in March 1998 as Vice President, Corporate Development. Prior to joining BioCryst, Mr. Uhrin was Director, Special Projects/Managed Care for Genentech, Inc., the first biotechnology company to go public, from 1987 until February 1998.

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

Edwin A. Gee, Ph.D., was elected a Director in August 1993. Dr. Gee, who retired in 1985 as Chairman of the Board and Chief Executive Officer of International Paper Company, has been active as an executive in biotechnology, pharmaceutical and specialty chemical companies since 1970. He is Chairman Emeritus and a director of OSI Pharmaceuticals, Inc., one of the leading biotechnology companies for the diagnosis and treatment of cancer.

Zola P. Horovitz, Ph.D., was elected a Director in August 1994. Dr. Horovitz was Vice President of Business Development and Planning at Bristol-Myers Squibb from 1991 until his retirement in April 1994 and previously was Vice President of Licensing at the same company from 1990 to 1991. Prior to that he spent over 30 years with The Squibb Institute for Medical Research, most recently as Vice President Research, Planning, & Scientific Liaison. He has been an independent consultant in pharmaceutical sciences and business development since his retirement from Bristol-Myers Squibb in April 1994. He serves on the Boards of Directors of Avigen, Inc., Clinicor Inc., Diacrin, Inc., Magainin Pharmaceuticals, Inc., Procept Corporation, Roberts Pharmaceutical Corporation and Synaptic Pharmaceutical Corp. Dr. Horovitz is also Chairman of Magainin Pharmaceuticals, Inc.

Lindsay A. Rosenwald, M.D., has been a Director of the Company since December 1991. Dr. Rosenwald is President and Chairman of Paramount Capital Investments, LLC, a medical venture capital and merchant banking firm; President and Chairman of Paramount Capital, Inc., an investment banking firm specializing in the health sciences industry; and, since 1994, President of Paramount Capital Asset Management, Inc., a fund manager. From June 1987 to February 1992, he served in various capacities at the investment banking firm of D. H. Blair & Co., where he ultimately became a Managing Director of Corporate Finance and manager of their Health Care Services Group. He is Chairman of the Board of Interneuron Pharmaceuticals, Inc., which he co-founded in 1988, and a director of Neose Technologies, Inc., Sparta Pharmaceuticals, Inc. and VIMrx Pharmaceuticals, Inc.

Joseph H. Sherrill, Jr., was elected a Director in May 1995. Mr. Sherrill served as President of R. J. Reynolds ("RJR") Asia Pacific, based in Hong Kong, where he oversaw RJR operations across Asia, including licensing, joint ventures and a full line of operating companies from August 1989 to his retirement in October 1994. Prior management positions with RJR include Senior Vice President of Marketing for R.J. Reynolds International, President and Chief Executive Officer of R.J. Reynolds Tabacos de Brazil, and President and General Manager of R.J. Reynolds Puerto Rico.

William M. Spencer, III, was a founder and has been a Director of the Company since its inception. Mr. Spencer, who is retired, is also a private investor in Birmingham, Alabama. He served as Chairman of the Board of the Company from its founding in 1986 until April 1992. He co-founded and operated Motion Industries from 1946 through its merger into Genuine Parts Company in 1976. He has founded several businesses and has served on the Board of Directors of numerous private corporations.

Randolph C. Steer, M.D., Ph.D., was elected a Director in February 1993. Dr. Steer has been active as a consultant to biotechnology and pharmaceutical companies since 1989. Dr. Steer serves on the Board of Directors of Techne

Corporation.

In accordance with the terms of the Company's Certificate of Incorporation, the Board of Directors has been divided into three classes with members of each class holding office for staggered three-year terms. Mr. Featheringill's, Mr. Sherrill's and Dr. Rosenwald's terms expire at the 1999 annual meeting, Dr. Bennett's, Dr. Horovitz's, Mr. Spencer's and Dr. Steer's terms expire at the 2000 annual meeting and Dr. Bugg's, Dr. Montgomery's and Dr. Gee's terms expire at the 2001 annual meeting (in all cases subject to the election and qualification of their successors or to their earlier death, resignation or removal). Dr. Rosenwald has declined to stand for reelection. At each annual stockholder meeting, the successors to the Directors whose terms expire are elected to serve from the time of their election and qualification until the third annual meeting of stockholders following their election and until a successor has been duly elected and qualified. The provisions of the Company's Certificate of Incorporation governing the staggered Director election procedure can be amended only by a shareholder's vote of at least 75% of the eligible voting securities. There are no family relationships among any of the directors and executive officers of the Company. The Board has by resolution established the number of directors of the Company at nine (9) commencing with the 1999 Annual Meeting of Stockholders.

The Company has an Audit Committee, consisting of Messrs. Featheringill, Gee and Spencer, which is responsible for the review of internal accounting controls, financial reporting and related matters. The Audit Committee also recommends to the Board the independent accountants selected to be the Company's auditors and reviews the audit plan, financial statements and audit results.

The Company also has a Compensation Committee consisting of Mr. Featheringill, Dr. Gee, Dr. Rosenwald and Mr. Spencer. The Compensation Committee is responsible for the annual review of officer compensation and other incentive programs and is authorized to award options under the Company's 1991 Stock Option Plan.

The Company has a Nominating Committee comprised of all outside directors with terms not expiring in the current year for which the Nominating Committee will be nominating persons for election or re-election as directors.

                         ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid by the Company during the 1998, 1997 and 1996 fiscal years to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers whose annual salary and bonus for the 1998 fiscal year exceeded $100,000 (collectively the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                      Long-term
                                                             Annual Compensation                    Compensation
                                                             -------------------                    ------------
                                                                                Other Annual      Awards-Securities
     Name and Principal Position        Year      Salary          Bonus       Compensation(2)     Underlying Options
     ---------------------------        ----      ------          -----       ---------------     ------------------
Charles E. Bugg, Ph.D.                  1998     $257,232        $50,000 (1)         $3,200               50,000
Chairman and Chief Executive            1997      244,992         50,000 (1)          3,000              125,000
Officer                                 1996      212,008         50,000 (1)          1,959               50,000

J. Claude Bennett, M.D.                 1998      229,248              0                  0               45,200
President and Chief Operating           1997      220,008              0                  0               35,000
Officer                                 1996          800              0                  0              103,000

John A. Montgomery, Ph.D.               1998      156,312              0                  0               22,100
Senior Vice President, Secretary and    1997      150,000              0                  0               37,000
Chief Scientific Officer                1996      133,656              0                  0               12,000

Ronald E. Gray                          1998      123,672              0              2,473                5,500
Chief Financial Officer, Treasurer      1997      119,784              0              2,396               14,400
and Assistant Secretary                 1996      109,088              0              1,959                5,400

John R. Uhrin                           1998      137,500 (3)          0              1,650               70,900
Vice President, Corporate               1997            0              0                  0                    0
 Development                            1996            0              0                  0                    0

----------
(1) Paid pursuant to Employment Agreements dated December 17, 1996 and November 19, 1993 between the Company and Dr. Bugg. See "Executive Compensation - Employment Agreements."

(2) Represents the Company's contribution to the 401(k) Plan.

(3) Mr. Uhrin joined the Company in March 1998.

Employment Agreements

Charles E. Bugg, Ph.D., entered into a new three-year employment agreement with the Company on December 17, 1996 for the years 1997, 1998 and 1999 (the "Bugg Agreement"). Under the terms of the Agreement, Dr. Bugg will serve as Chairman of the Board of Directors and Chief Executive Officer of the Company. Dr. Bugg will receive annual compensation of $245,000 and a discretionary bonus of $50,000. The Board may, in its discretion, grant other cash or stock bonuses to Dr. Bugg as an award or incentive. Dr. Bugg is also entitled to all employee benefits generally made available to executive officers. Dr. Bugg may, if he desires, also hold positions at UAB, provided that he does not devote more than ten percent of his time to such activities. The term of the Agreement is for three years unless terminated (i) by the Company for cause or (ii) upon the permanent disability of Dr. Bugg.

Dr. Bugg will receive, on the last day of each year during the term of the Agreement, an additional option to purchase a minimum of 25,000 shares of Common Stock of the Company under the Company's 1991 Stock Option Plan. The exact number of shares will be determined by the plan administrator based on Dr. Bugg's performance and the results of operations of the Company during such year. Under the Bugg Agreement and his previous employment agreement, Dr. Bugg received an option to purchase 50,000 shares of Common Stock at the end of 1998, an option to purchase 75,000 shares of Common Stock at the end of 1997, 50,000 shares of Common Stock at the end of 1996, 50,000 shares of Common Stock related to 1996 performance granted in May 1997 after the 1991 Stock Option Plan was amended, 100,000 shares of Common Stock at the end of 1995 and 1994 and 200,000 shares of Common Stock in November 1993.

Dr. Bugg will receive an additional stock option to purchase 100,000 shares of Common Stock under the Company's 1991 Stock Option Plan upon the Company's submission to the FDA of any new drug application and another additional stock option to purchase 100,000 shares of Common Stock under the Company's 1991 Stock Option Plan upon the final approval by the FDA of each such new drug application. The exercise price shall be the fair market value of the Company's Common Stock on the date such additional stock option is granted. These additional stock options will vest 25% one year after the date of issuance and the remaining 75% will vest at the rate of 1/48 per month thereafter.

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

J. Claude Bennett, M.D., entered into an employment agreement with the Company on December 18, 1996 (the "Bennett Agreement"). Under the terms of the Bennett Agreement, Dr. Bennett serves as President and Chief Operating Officer of the Company. The Company also agreed to use its best efforts to cause Dr. Bennett to be elected as a director of the Company. Dr. Bennett receives annual compensation of $220,000. Dr. Bennett was also granted an option to purchase 100,000 shares of Common Stock of the Company. The Board may, in its discretion, grant other cash or stock bonuses to Dr. Bennett as an award or incentive. Options to purchase 45,200 shares of Common Stock were granted in 1998 and an option to purchase 35,000 shares of Common Stock was granted in December 1997. Dr. Bennett is also entitled to all employee benefits generally made available to executive officers. Dr. Bennett may, if he desires, also hold positions at UAB, provided that he does not devote more than ten percent of his time to such activities. The term of the Bennett Agreement is for three years unless terminated (i) by the Company for cause or (ii) upon the permanent disability of Dr. Bennett.

Option Grants in 1998

The following table shows, with respect to the Company's Named Executive Officers, certain information with respect to option grants in 1998. All of the grants were made under the Company's 1991 Stock Option Plan. No stock appreciation rights were granted during such year.

                                                                                          Potential Realizable
                                                                                            Value at Assumed
                                                                                             Annual Rates of
                                     Number of                                                 Stock Price
                                     Securities     % of                                    Appreciation for
                                     Underlying     Total    Exercise                         Option Term(1)
                                      Options      Options   Price Per     Expiration     --------------------
          Name                        Granted      Granted     Share          Date           5%          10%
          ----                       ----------    -------   ---------     ----------     --------    --------
Charles E. Bugg, Ph.D.                 50,000       10.1%      $6.25       12/14/2008     $196,530    $498,045

J. Claude Bennett, M.D.                15,000        3.0%       6.50       09/13/2008       61,317     155,390
                                       30,200        6.1%       6.25       12/14/2008      118,704     300,819

John A. Montgomery, Ph.D.              22,100        4.5%       6.25       12/14/2008       86,866     220,136

Ronald E. Gray                          5,500        1.1%       6.25       12/14/2008       21,618      54,785

John R. Uhrin                          45,000        9.1%       7.75       03/01/2008      219,327     555,818
                                       10,000        2.0%       6.50       09/13/2008       40,878     103,593
                                       15,900        3.2%       6.25       12/14/2008       62,496     158,378

----------
(1) Amounts represent hypothetical gains that could be achieved for the respective options at the end of the ten-year option term. The assumed 5% and 10% rates of stock appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate of the future market price of the Common Stock.

Aggregate Option Exercises in 1998 and Year-end Option Values

The following table shows, with respect to the Company's Named Executive Officers, the number and value of unexercised options held by the Named Executive Officers as of December 31, 1998. No stock appreciation rights were exercised during the 1998 fiscal year and no such rights were outstanding at the end of that year.

                                                              Number of Securities           Values of Securities
                                  Shares                           Underlying                     Underlying
                                Acquired on      Value            Unexercised                Unexercised Options
                                 Exercise      Realized             Options                          (1)
                                -----------    --------       --------------------           --------------------
            Name                                           Exercisable   Unexercisable    Exercisable   Unexercisable
            -----                                          ------------  --------------   ------------  -------------
Charles E. Bugg, Ph.D.                  0             0        476,041       186,459         $634,375       $65,625
J. Claude Bennett, M.D.                 0             0         68,812       122,388           15,375        43,275
John A. Montgomery, Ph.D.               0             0        113,750        56,850          256,750        25,950
Ronald E. Gray                          0             0         71,337        20,963          122,250         7,500
John R. Uhrin                           0             0          9,375        61,525                0        16,925

----------
(1) Amounts reflect the net values of outstanding stock options computed as the difference between $7.00 per share (the fair market value at December 31, 1998) and the exercise price therefor.

Director Compensation

Directors do not receive a fee for attending Board or committee meetings. Outside directors are reimbursed for expenses incurred in attending Board or committee meetings and while representing the Company in conducting certain business. Individuals who first become non-employee Board members on or after March 3, 1994, at the time of commencement of Board service, receive a grant of options to purchase up to 40,000 shares (25,000 shares prior to May 15, 1997) pursuant to the automatic option grant program under the Company's 1991 Stock Option Plan, and, under the Company's 1991 Stock Option Plan, each non-employee director, including those persons presently serving as directors, will receive grants of options to purchase 40,000 additional shares of Common Stock every four years while they continue to serve as directors. A special one-time grant was given to those directors not scheduled to receive a periodic automatic option grant at the conclusion of the 1997 Meeting so as to equalize the rate at which they vest options with those directors scheduled to receive a grant at the end of the 1997 Meeting. All current outside directors of the Company have received options to purchase 25,000 shares of Common Stock. In May 1997, Messrs. Featheringill and Sherrill received grants to purchase 7,500 shares and Messrs. Horovitz, Rosenwald and Spencer received special one-time grants to purchase 3,750 shares. Options vest 25% after one year and 1/48 per month thereafter until fully vested after four years, except that Dr. Gee's option, which was granted prior to March 3, 1994, vested over a two-year period and the special one-time grants vest over a two- or one-year period. Dr. Horovitz and Dr. Steer also serve as consultants to the Company for a quarterly fee of $4,000 each.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Mr. Featheringill, Dr. Gee, Dr. Rosenwald and Mr. Spencer. There are no Compensation Committee interlocks.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of the Company's Common Stock as of March 15, 1999 by (i) each director, (ii) each of the Named Executive Officers, (iii) all directors and executive officers of the Company as a group and (iv) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock:

                                                                            Amount and Nature        Percent
                                                                              of Beneficial            of
                     Name and Address                                         Ownership (1)           Class
-----------------------------------------------------------                 -----------------        --------
William W. Featheringill                                                       2,619,468  (2)         17.4%
100 Brookwood Place, #410
Birmingham, Alabama 35209

Johnson & Johnson Development Corporation                                        918,836  (3)          6.1
One Johnson & Johnson Plaza
New Brunswick, NJ 08933

Charles E. Bugg, Ph.D.                                                           568,998  (4)          3.7

William M. Spencer, III                                                          524,859  (5)          3.5

Lindsay A. Rosenwald, M.D.                                                       473,159  (6)          3.1

Joseph H. Sherrill, Jr.                                                          419,146  (7)          2.8

John A. Montgomery, Ph.D.                                                        150,838  (8)          1.0

Ronald E. Gray                                                                    83,042  (9)            *

J. Claude Bennett, M.D.                                                           82,515 (10)            *

Randolph C. Steer, M.D., Ph.D.                                                    69,165 (11)            *

Edwin A. Gee, Ph.D.                                                               34,165 (11)            *

Zola P. Horovitz, Ph.D.                                                           28,750 (11)            *

John R. Uhrin                                                                     14,287 (12)            *

All executive officers and directors as a group (12 persons)                   5,068,392 (13)         31.8

------
(*) Less than one percent.

(1) Gives effect to the shares of Common Stock issuable within 60 days after March 15, 1999 upon the exercise of all options and other rights beneficially held by the indicated stockholder on that date.

(2) Includes 364,900 shares of Common Stock held by the Featheringill Family Trust of which he is a beneficial owner and 31,146 shares of Common Stock issuable upon exercise of stock options.

(3) Johnson & Johnson Development Corporation is a wholly owned subsidiary of Johnson & Johnson and shares investment and voting power with Johnson & Johnson.

(4) Includes 498,955 shares of Common Stock issuable upon exercise of stock options.

(5) Includes 28,750 shares of Common Stock issuable upon exercise of stock options and 10,000 shares of Common Stock held by Mr. Spencer's spouse. Mr. Spencer disclaims beneficial ownership of the 10,000 shares of Common Stock held by his spouse.

(6) Includes 28,750 shares of Common Stock issuable upon exercise of stock options and 3,125 shares of Common

Stock which Dr. Rosenwald holds jointly with his spouse. Also includes 77,539 shares of Common Stock held by Dr. Rosenwald's spouse individually and as custodian for their minor children, as to which Dr. Rosenwald disclaims beneficial ownership. Dr. Rosenwald has granted options to seven individuals to purchase an aggregate of 15,950 shares of Common Stock held by him at purchase prices ranging from $0.60 to $7.20 per share.

(7) Includes 366,000 shares of Common Stock held in a Flint Trust for his benefit by his father who serves as trustee with investment and voting power, 31,146 shares of Common Stock issuable upon exercise of stock options, 10,000 shares of Common Stock which Mr. Sherrill holds jointly with his spouse, 1,000 shares of Common Stock held by Mr. Sherrill's son and 10,000 shares of Common Stock held by Mr. Sherrill's spouse. Mr. Sherrill disclaims beneficial ownership of the 11,000 shares of Common Stock held by his spouse and son.

(8) Includes 118,750 shares of Common Stock issuable upon exercise of stock options and 12,600 shares of Common Stock held by Dr. Montgomery's spouse. Dr. Montgomery disclaims beneficial ownership of the 12,600 shares of Common Stock held by his spouse.

(9) Includes 1,500 shares of Common Stock held by the retirement accounts of Mr. Gray and his spouse and 73,904 shares of Common Stock issuable upon exercise of stock options.

(10) Includes 78,227shares of Common Stock issuable upon exercise of stock options.

(11) Includes shares of Common Stock issuable upon exercise of stock options.

(12) Represents 12,187 shares of Common Stock issuable upon exercise of stock options.

(13) See Notes (1) through (12).

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Bugg, an executive officer and Director of the Company, is a Professor Emeritus of UAB and is paid an annual stipend of $9,040 by UAB. Dr. Bennett, an executive officer and Director of the Company, is a consultant to and a Distinguished University Professor of UAB and is paid an annual stipend of $12,500 by UAB Education Foundation. The Company paid approximately $877,000 to UAB in 1998 for conducting certain clinical trials, research and data analysis.

Dr. Montgomery, an executive officer and Director of the Company, is a former executive officer of SRI. The Company paid approximately $209,000 to SRI in 1998 for certain research, laboratory rental and supplies. Dr. Montgomery is currently a Distinguished Scientist at SRI and was paid approximately $6,482 by SRI in 1998 for various consulting services unrelated to the services performed by SRI for the Company.

In September 1998, the Company entered into a worldwide license agreement with the PRI and Ortho-McNeil, both Johnson & Johnson companies, to develop and market products to treat and prevent viral influenza. Under the terms of the agreement, the Company received an initial $6.0 million. The agreement provides for additional potential milestone payments and royalties based on future sales of licensed products. PRI and Ortho-McNeil are responsible for all development, regulatory and commercialization expenses. The agreement is subject to termination by PRI and Ortho-McNeil at any time and by the Company in certain circumstances. In addition, JJDC, another Johnson & Johnson company, made a $6.0 million equity investment in the Company in connection with signing the license agreement.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a) Financial Statements

                                                                        Page in
                                                                       Form 10-K
The following financial statements appear in Item 8 of this
  Form 10-K:
    Balance Sheets at December 31, 1998 and 1997                           27
    Statements of Operations for the years ended December 31, 1998,
      1997 and 1996                                                        28
    Statements of Stockholders' Equity for the years ended December 31,
      1998, 1997 and 1996                                                  29
    Statements of Cash Flows for the three years ended December 31,
      1998, 1997 and 1996                                                  30
    Notes to Financial Statements                                       31 to 36
    Report of Independent Auditors                                         37

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

         10.4 Employment Agreement dated December 17, 1996 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1996 dated March 28, 1997.

         10.5 Employment Agreement dated December 18, 1996 between the Registrant and J. Claude Bennett. Incorporated by reference to
                  Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1996 dated March 28, 1997.

         10.6# License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

         10.7     Employee Stock Purchase Plan. Incorporated by reference to
                  Exhibit 99.4 to the Company's Form S-8 Registration Statement (Registration No. 33-95062).

         10.8 First Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit
                  10.21 to the Company's Form 10-K for the year ending December 31, 1994 dated March 28, 1995.

         10.9 Form of Stock Purchase Agreement dated May 1995 between Registrant and various parties to purchase 1,570,000 shares of common stock. Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

         10.10 Form of Registration Rights Agreement dated May 1995 between Registrant and various parties. Incorporated by reference to
                  Exhibit 10.23 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

         10.11 Form of Stock Purchase Agreement dated March 22, 1996 among Registrant and certain investors to purchase 1,000,000 shares of common stock. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated March 22, 1996.

         10.12 Form of Registration Rights Agreement dated March 22, 1996 among Registrant and certain investors. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated March 22, 1996.

         10.13# License Agreement, dated May 31, 1996, between Registrant and Torii Pharmaceutical Co., Ltd. ("Torii"). Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A dated May 3, 1996 and filed August 2, 1996.

         10.14# Stock Purchase Agreement, dated May 31, 1996, between Registrant and Torii. Incorporated by reference to Exhibit
                  10.2 to the Company's Form 8-K/A dated May 3, 1996 and filed August 2, 1996.

         10.15 Second Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit
                  10.24 to the Company's Form 10-Q for the first quarter ending March 31, 1997 dated May 12, 1997.

         10.16 Third Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit
                  10.24 to the Company's Form 10-Q for the first quarter ending March 31, 1998 dated April 29, 1998.

         10.17 Fourth Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit
                  10.22 to the Company's Form 10-Q for the second quarter ending June 30, 1998 dated April 29, 1998.

         10.18# License Agreement dated as of September 14, 1998 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

         10.19 Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

         10.20 Stockholder's Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

         23.1     Consent of Independent Auditors.

         27.1     Financial Data Schedule.

----------
# Confidential treatment granted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Birmingham, State of Alabama, on this 29th day of March, 1999.

                             BIOCRYST PHARMACEUTICALS, INC.

                             By: /s/Charles E. Bugg
                                 --------------------------------
                             Charles E. Bugg, Ph.D.
                             Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 29th, 1999:

          Signature                                             Title(s)

/s/Charles E. Bugg                        Chairman, Chief Executive Officer
---------------------------------         and Director
(Charles E. Bugg, Ph.D.)

/s/J. Claude Bennett                      President, Chief Operating Officer and
---------------------------------         Director
(J. Claude Bennett, M.D.)

/s/John A. Montgomery                     Executive Vice President, Secretary,
--------------------------------          Chief Scientific Officer and Director
(John A. Montgomery, Ph.D.)

/s/Ronald E. Gray                         Chief Financial Officer (Principal
--------------------------------          Financial and Accounting Officer)
(Ronald E. Gray)

/s/William W. Featheringill
--------------------------------
(William W. Featheringill)                Director

/s/Edwin A. Gee
--------------------------------
(Edwin A. Gee, Ph.D.)                     Director

/s/Zola P. Horovitz
--------------------------------
(Zola P. Horovitz, Ph.D.)                 Director


--------------------------------
(Lindsay A. Rosenwald, M.D.)              Director

/s/William M. Spencer, III
--------------------------------
(William M. Spencer, III)                 Director

/s/Joseph H. Sherrill, Jr.
--------------------------------
(Joseph H. Sherrill, Jr.)                 Director

/s/Randolph C. Steer
--------------------------------
(Randolph C. Steer, M.D., Ph.D.)          Director

                                INDEX TO EXHIBITS

                                                                   Sequentially
Number                      Description                            Numbered Page

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

10.4 Employment Agreement dated December 17, 1996 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1996 dated March 28, 1997.

10.5 Employment Agreement dated December 18, 1996 between the Registrant and J. Claude Bennett. Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1996 dated March 28, 1997.

10.6#    License Agreement dated April 15, 1993 between
         Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit
         10.40 to the Company's Form S-1 Registration Statement
         (Registration No. 33-73868).

10.7 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company's Form S-8 Registration
         Statement (Registration No. 33-95062).

10.8 First Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to
         Exhibit 10.21 to the Company's Form 10-K for the year ending December 31, 1994 dated March 28, 1995.

10.9 Form of Stock Purchase Agreement dated May 1995 between Registrant and various parties to purchase 1,570,000 shares of common stock. Incorporated by reference to
         Exhibit 10.22 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

10.10 Form of Registration Rights Agreement dated May 1995 between Registrant and various parties. Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

10.11 Form of Stock Purchase Agreement dated March 22, 1996 among Registrant and certain investors to purchase 1,000,000 shares of common stock. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated March 22, 1996.

10.12    Form of Registration Rights Agreement dated March 22,
         1996 among Registrant and certain investors.
         Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated March 22, 1996.

10.13#   License Agreement, dated May 31, 1996, between
         Registrant and Torii Pharmaceutical Co., Ltd.
         ("Torii"). Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A dated May 3, 1996 and filed
         August 2, 1996.

10.14#   Stock Purchase Agreement, dated May 31, 1996, between
         Registrant and Torii. Incorporated by reference to
         Exhibit 10.2 to the Company's Form 8-K/A dated May 3,
         1996 and filed August 2, 1996.

10.15 Second Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to
         Exhibit 10.24 to the Company's Form 10-Q for the first quarter ending March 31, 1997 dated May 12, 1997.

10.16 Third Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to
         Exhibit 10.24 to the Company's Form 10-Q for the first quarter ending March 31, 1998 dated April 29, 1998.

10.17 Fourth Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to
         Exhibit 10.22 to the Company's Form 10-Q for the second quarter ending June 30, 1998 dated April 29, 1998.

10.18# License Agreement dated as of September 14, 1998 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.19 Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.20 Stockholder's Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

23.1     Consent of Independent Auditors.                                 52

27.1     Financial Data Schedule.                                         53

--------
# Confidential treatment granted.