Form 10-Q
period 1999-03-31
BIOCRYST PHARMACEUTICALS INC
filed 1999-04-29
CIK 882796

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO
                                                  ----    ----

                        Commission File Number 000-23186

                         BIOCRYST PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                           62-1413174
   (State or other jurisdiction of      (I.R.S. employer identification
   incorporation or organization)                    no.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,987,032 shares of the Company's Common Stock, $.01 par value, were outstanding as of April 29, 1999.

                         BIOCRYST PHARMACEUTICALS, INC.

                                      INDEX


                                           Part I. Financial Information                                   PAGE NO.
Item 1.      Financial Statements:

             Condensed Balance Sheets - March 31, 1999 and December 31, 1998                                    2
             Condensed Statements of Operations - Three Months Ended March 31, 1999 and 1998                    3
             Condensed Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998                    4
             Notes to Condensed Financial Statements                                                            5
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations              5

                                           Part II. Other Information
Item 1.      Legal Proceedings                                                                                 16
Item 2.      Changes in Securities and Use of Proceeds                                                         16
Item 3.      Defaults Upon Senior Securities                                                                   16
Item 4.      Submission of Matters to a Vote of Security Holders                                               16
Item 5.      Other Information                                                                                 16
Item 6.      Exhibits and Reports on Form 8-K                                                                  16
             Signatures                                                                                        18


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         BIOCRYST PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                      1999           1998
                                   ASSETS                           (UNAUDITED)    (NOTE 1)
Cash and cash equivalents                                        $   8,212,940  $ 12,311,348
Securities held-to-maturity                                         10,418,263     9,961,017
Prepaid expenses and other current assets                              738,196       598,463
                                                                 -------------  ------------
   Total current assets                                             19,369,399    22,870,828
Securities held-to-maturity                                          5,686,177     4,739,728
Furniture and equipment, net                                         1,466,634     1,407,780
Patents                                                                161,114        81,723
                                                                 -------------  ------------
   Total assets                                                  $  26,683,324  $ 29,100,059
                                                                 -------------  ------------
                                                                 -------------  ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                 $     195,387  $    243,075
Accrued expenses                                                       534,861       611,455
Accrued taxes, other than income                                        82,284       136,726
Accrued vacation                                                       108,035        91,919
Current maturities of capital lease obligations                         13,156        12,603
                                                                 -------------  ------------
   Total current liabilities                                           933,723     1,095,778
Obligations under capital lease obligations                             18,362        21,866
Deferred license fee                                                   300,000       300,000
                                                                 -------------  ------------
   Total liabilities                                                 1,252,085     1,417,644
                                                                 -------------  ------------
Stockholders' equity:
  Convertible preferred stock, $.01 par value, shares
    authorized - 5,000,000; shares issued and outstanding - none
  Common stock, $.01 par value, shares authorized -
    45,000,000; shares issued and outstanding -
    14,987,032 in 1999 and 14,960,088 in 1998                          149,870       149,600
  Additional paid-in capital                                        80,851,426    80,702,381
  Accumulated deficit                                              (55,570,057)  (53,169,566)
                                                                 -------------  ------------
   Total stockholders' equity                                       25,431,239    27,682,415
                                                                 -------------  ------------
   Total liabilities and stockholders' equity                    $  26,683,324  $ 29,100,059
                                                                 -------------  ------------
                                                                 -------------  ------------

See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                      1999           1998
Collaborative and other research and development                 $     216,133  $
Interest and other                                                     322,748        381,987
                                                                 -------------  -------------
   Revenues                                                            538,881        381,987
                                                                 -------------  -------------
Research and development                                             2,169,876      2,741,473
General and administrative                                             768,043        641,230
Interest                                                                 1,452          5,027
                                                                 -------------  -------------
   Expenses                                                          2,939,371      3,387,730
                                                                 -------------  -------------
Net loss                                                         $  (2,400,490) $  (3,005,743)
                                                                 -------------  -------------
                                                                 -------------  -------------

Net loss per share (Note 2)                                          $(.16)         $(.22)

Weighted average shares outstanding (Note 2)                        14,975,433     13,876,907



See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                      1999            1998
OPERATING ACTIVITIES
Net loss                                                         $  (2,400,490) $  (3,005,743)
Depreciation and amortization                                          124,362        149,406
Non-monetary compensation                                               12,267         12,267
Changes in operating assets and liabilities, net                      (381,734)       287,837
                                                                 -------------   -------------
  Net cash  used by operating activities                            (2,645,595)    (2,556,233)
                                                                 -------------   -------------

INVESTING ACTIVITIES
Purchases of furniture and equipment                                  (183,216)      (219,810)
Purchase of marketable securities                                   (4,975,912)    (1,851,183)
Maturities of marketable securities                                  3,572,218      3,880,214
                                                                 -------------   -------------
   Net cash (used)/provided by investing activities                 (1,586,910)     1,809,221
                                                                 -------------   -------------

FINANCING ACTIVITIES
Principal payments on debt and capital lease obligations                (2,951)       (16,237)
Proceeds from sale of common stock, net of issuance cost               137,048        507,962
                                                                 -------------   -------------
   Net cash provided by financing activities                           134,097        491,725
                                                                 -------------   -------------

(Decrease) in cash and cash equivalents                             (4,098,408)      (255,287)
Cash and cash equivalents at beginning of period                    12,311,348      3,757,098
                                                                 -------------   -------------
Cash and cash equivalents at end of period                       $   8,212,940   $   3,501,811
                                                                 -------------   -------------
                                                                 -------------   -------------

See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.  Basis of Preparation

The condensed balance sheet as of March 31, 1999 and the condensed statements of operations and cash flows for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles by BioCryst Pharmaceuticals, Inc. (the "Company" or "BioCryst") and have not been audited. Such financial statements reflect all adjustments which are, in management's opinion, necessary to present fairly, in all material respects, the financial position at March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998 and the notes thereto included in the Company's 1998 Annual Report. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 1998 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

Note 2.  Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares from unexercised stock options and warrants are excluded from the computation as their effect is anti-dilutive. For the three months ended March 31, 1999 and 1998, common stock equivalents of approximately 2,488,174 and 2,424,011 shares, respectively, were not used to calculate diluted income (loss) per share because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for net loss per share for any of the periods presented.

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

OVERVIEW

Since its inception in 1986, the Company has been engaged in research and development activities (including drug discovery, manufacturing compounds, conducting preclinical studies and clinical trials) and organizational efforts (including recruiting its scientific and management personnel), establishing laboratory facilities, engaging its Scientific Advisory Board and raising capital. The Company has not received any revenue from the sale of pharmaceutical products and does not expect to receive such revenues to a significant extent for at least several years, if at all. The Company has incurred operating losses since its inception. The Company expects to incur significant additional operating losses over the next several years. Such losses may increase as the Company's research and development and clinical trial efforts continue.

RESULTS OF OPERATIONS (FIRST THREE MONTHS OF 1999 COMPARED TO THE FIRST THREE MONTHS OF 1998)

Revenues increased 41.1% to $538,881 in the first three months of 1999 from $381,987 in the first three months of 1998. The increase was primarily attributable to work performed for one of BioCryst's collaborative partners, offset by the decrease in interest income due to the lower rate of interest earned on invested funds in 1999 versus 1998.

Research and development expenses decreased 20.8% to $2,169,876 in the first three months of 1999 from

$2,741,473 in the first three months of 1998. The decrease is primarily attributable to a decrease in costs associated with conducting trials and a reduction in contracted research costs at The University of Alabama at Birmingham. These costs tend to fluctuate from period to period depending upon the status of the Company's research projects and collaborative efforts.

General and administrative expenses increased 19.8% to $768,043 in the first three months of 1999 from $641,230 in the first three months of 1998. The increase is primarily the result of printing the annual report in the first quarter of 1999 versus the second quarter of 1998 and increased personnel costs.

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

At March 31, 1999, the Company's cash, cash equivalents and securities held-to-maturity were $24.3 million, a decrease of $2.7 million from December 31,1998 principally due to the cash used by operations for the three months ended March 31, 1999.

The Company has financed its equipment purchases primarily with lease lines of credit. The Company currently has a $500,000 line of credit with its bank to finance capital equipment. In January 1992, the Company entered into an operating lease for its current facilities which, based on an extension signed in June 1998, expires on June 30, 2003, with an option to lease for an additional three years at current market rates. The operating lease requires the Company to pay monthly rent (ranging from $21,405 and escalating annually to a minimum of $21,814 per month in the final year), and a pro rata share of operating expenses and real estate taxes in excess of base year amounts.

At December 31, 1998, the Company had long-term capital lease and operating lease obligations which provide for aggregate minimum payments of $280,254 in 1999, $288,128 in 2000 and $285,816 in 2001.

Pursuant to the September 1998 license agreement for the Company's influenza neuraminidase inhibitors, Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil") and the R. W. Johnson Pharmaceutical Research Institute ("PRI"), both Johnson & Johnson companies, paid the Company an initial $6.0 million for reimbursement of research and development expenses and license fees and Johnson & Johnson Development Corporation ("JJDC"), another Johnson & Johnson company, pursuant to the Stock Purchase Agreement, made a $6.0 million equity investment in the Company. While the License Agreement provides for potential milestone payments of up to an additional $43.0 million and royalties on future sales of licensed products, there can be no assurance that PRI will continue to develop the product or, that if it does so, it will result in meeting the milestones or achieving future sales of licensed products. The Company also entered into an exclusive license agreement with Torii Pharmaceutical Co., Ltd. ("Torii") under which Torii paid the Company $1.5 million in initial license fees and made a $1.5 million equity investment in the Company in 1996. The first milestone payment of $1.0 million was received in 1997. While the Torii license agreement provides for potential milestone payments of up to an additional $18.0 million and royalties on future sales of licensed products in Japan, there can be no assurance that Torii will continue to develop the product in Japan or, that if it does so, that it will result in meeting the milestones or achieving future sales of licensed products in Japan.

The Company plans to finance its needs principally from its existing capital resources and interest thereon, from payments under collaborative and licensing agreements with corporate partners, and to the extent available, through lease or loan financing and future public or private financings. The Company believes that its available funds will be sufficient to fund the Company's operations at least through the end of 2000. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of preclinical studies and clinical trials, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, changes in existing collaborative, licensing, research or development relationships, the ability of the Company to establish additional collaborative relationships and the FDA regulatory process. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. The issuance of preferred or Common Stock or convertible securities, on terms and prices significantly more favorable than those of the currently outstanding Common Stock, could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. In addition, collaborative arrangements may require the Company to transfer certain material rights to such corporate partners. Insufficient funds may require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

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

PLAN AND STATUS. The Company's plan to resolve the Year 2000 Issue involves four phases: assessment, remediation, testing and implementation. The Company has completed its assessment of its IT systems. In 1997, the Company installed a computer network, upgraded its MacIntosh computers to IBM compatible personal computers and upgraded its IT software to a common standard. As a consequence, most of its IT systems are identified by the manufacturer as Year 2000 compliant. The Company is completing its assessment of non-IT systems, most of which is equipment used in the laboratories. Major vendors and suppliers have been contacted with regard to their Year 2000 compliance and the Company will continue to monitor their compliance. The Company has completed its assessment. Systems identified as not being Year 2000 compliant will be brought into compliance by upgrading either the software or hardware. The Company expects to begin remediation and testing in the second quarter of 1999 and to be fully implemented by the end of the third quarter of 1999.

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

DEPENDENCE ON COLLABORATIVE PARTNERS

The Company's strategy for research, development and commercialization of certain of its products is to rely in part upon various arrangements with corporate partners, licensees and others. As a result, the Company's products are dependent in large part upon the subsequent success of such third parties in performing preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and marketing. The Company entered into an exclusive license agreement with Ortho-McNeil and PRI in September 1998 to develop, manufacture and commercialize its influenza neuraminidase inhibitor compounds for the treatment and prevention of flu. The Company also entered into an exclusive license agreement with Torii in May 1996 to develop, manufacture and commercialize in Japan BCX-34 and certain other PNP inhibitor compounds for three indications. The Company has also entered into collaborative arrangements with 3-Dimensional Pharmaceuticals, Inc. to share resources and technology to expedite the identification of inhibitors of key serine protease enzymes and with Novartis Corporation, formerly Ciba-Geigy Corporation, ("Novartis") to pursue development of certain types of PNP inhibitors. The Company intends to pursue additional collaborations in the future. There can be no assurance that the Company will be able to negotiate additional acceptable collaborative arrangements or that such arrangements will be successful. No assurance can be given that the Company's collaborative partners, particularly Ortho-McNeil and PRI, will be able to obtain FDA approval for any licensed compounds, that any such licensed compounds, if so approved, will be able to be commercialized successfully, or that the Company will realize any revenues pursuant to such arrangements, including any milestone or royalty payments under the License Agreement. Although the Company believes that parties to collaborative arrangements generally have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources which they devote to these activities are not within the control of the Company. There can be no assurance that such parties will perform their obligations as expected or that current or potential collaborators will not pursue treatments for other diseases or seek alternative means of developing treatments for the diseases targeted by collaborative programs with the Company or that any additional revenues will be derived from such arrangements. If any of the Company's collaborators breaches or terminates its agreement with the Company or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of the product candidate or research program under such collaboration agreement may be delayed, the Company may be required to undertake unforeseen additional responsibilities or to devote unforeseen additional resources to such development or commercialization, or such development or commercialization could be terminated. The termination or cancellation of collaborative arrangements, particularly by Ortho-McNeil and PRI, could also adversely affect the Company's financial condition, intellectual property position and operations. In addition, disagreements between collaborators and the Company have in the past and could in the future lead to delays in the collaborative research, development or commercialization of certain product candidates, or could require or result in legal process or arbitration for resolution. These consequences could be time-consuming, expensive and could have material adverse effects on the Company.

The successful commercialization of the Company's compounds and product candidates is also dependent upon the Company's ability to develop collaborative arrangements with academic institutions and consultants to support research and development efforts and to conduct clinical trials. The Company's primary academic collaboration has been with The University of Alabama at Birmingham ("UAB") to support its ongoing research and development programs. In 1998, the Company completed its funding obligations with UAB for the development of inhibitors for influenza neuraminidase and Factor D. UAB, however, will continue to share in any revenues derived from those two projects and the Company intends to continue using certain UAB faculty members as consultants to the Company. There can be no assurance that the Company's current arrangements with UAB will continue or that the Company will be able to develop successful collaborative arrangements with academic institutions and consultants in the future.

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

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

BioCryst, to date, has generated no revenue from product sales and has incurred losses since its inception. As of March 31, 1999, the Company's accumulated deficit was approximately $55.6 million. Losses have resulted principally from costs incurred in research activities aimed at discovering, designing and developing the Company's pharmaceutical product candidates and from general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from collaborative arrangements, licenses, research grants and from interest income. The Company expects to incur significant additional operating losses over the next several years and expects such losses to increase as the Company's research and development and clinical trial efforts continue. The Company's ability to achieve profitability depends in part upon its ability to develop drugs and to obtain regulatory approval for its products that may be developed, to enter into agreements with collaborative partners for product development, manufacturing and commercialization, and to develop the capacity to manufacture, market and sell its products. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

ADDITIONAL FINANCING REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

The Company has incurred negative cash flows from operations in each year since its inception. The Company expects that the funding requirements for its operating activities will increase substantially in the future due to continued research and development activities (including preclinical studies and clinical trials), the development of manufacturing capabilities and the development of marketing and distribution capabilities. The Company anticipates that its capital resources are adequate to satisfy its capital requirements for approximately the next 21 months at the current level of operations. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs, progress with preclinical studies and clinical trials, prosecuting and enforcing patent claims, competing technological and market developments, changes in existing collaborative research or development relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up and effective marketing activities and arrangements. The Company anticipates, based on its current business plan, that it will be necessary to raise additional funds in 2000 or earlier. Additional funds, if any, may possibly be raised through financing arrangements or collaborative relationships and/or the issuance of preferred or common stock or convertible securities, on terms and prices significantly more favorable than those of the currently outstanding Common Stock, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. In addition, collaborative arrangements may require the Company to transfer certain material rights to such corporate partners. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its research, drug discovery or development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates or products. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all.

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

UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

The Company's success will depend in part on its ability to obtain and enforce patent protection for its products, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties, both in the United States and in other countries. In the absence of patent protection, the Company's business may be adversely affected by competitors who develop substantially equivalent technology. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. To date, the Company has been issued seven United States patents related to its PNP inhibitor compounds. One of these compounds is under a patent issued to the Warner-Lambert Company ("Warner-Lambert") and the Company may require a license from Warner-Lambert to market a product containing this compound. The Company has the right of first refusal to negotiate a license from Warner-Lambert for that compound, however, there can be no assurance that such a license would be available or obtainable on terms acceptable to the Company. A patent has also been issued to BioCryst by the U.S.

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


                                   BIOCRYST PHARMACEUTICALS, INC.



Date:  April 29, 1999              /S/ CHARLES E. BUGG
                                   --------------------------------------------
                                   Charles E. Bugg
                                   Chairman and Chief Executive Officer



Date:  April 29, 1999              /S/ RONALD E. GRAY
                                   --------------------------------------------
                                   Ronald E. Gray
                                   Chief Financial Officer and Chief Accounting
                                   Officer