Form 10-Q
period 1999-06-30
BIOCRYST PHARMACEUTICALS INC
filed 1999-08-13
CIK 882796

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                               Yes   X     No
                                   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,000,016 shares of the Company's Common Stock, $.01 par value, were outstanding as of July 30, 1999.

                         BIOCRYST PHARMACEUTICALS, INC.

                                      INDEX

                                 Part I. Financial Information                        PAGE NO.
                                                                                      --------
Item 1.      Financial Statements:
             Condensed Balance Sheets - June 30, 1999 and December 31, 1998               2
             Condensed Statements of Operations - Three and Six Months
               Ended             June 30, 1999 and 1998                                   3
             Condensed Statements of Cash Flows - Six Months Ended June 30, 1999
               and 1998                                                                   4
             Notes to Condensed Financial Statements                                      5
Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                      5
Item 3.      Quantitative and Qualitative Disclosures About Market Risk                  16
                                   Part II. Other Information
Item 1.      Legal Proceedings                                                           16
Item 2.      Changes in Securities                                                       16
Item 3.      Defaults Upon Senior Securities                                             16
Item 4.      Submission of Matters to a Vote of Security Holders                         16
Item 5.      Other Information                                                           17
Item 6.      Exhibits and Reports on Form 8-K                                            17
             Signatures                                                                  19


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         BIOCRYST PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                    1999          1998
                                   ASSETS                        (UNAUDITED)     (NOTE 1)
Cash and cash equivalents                                         $  5,336       $ 12,311
Securities held-to-maturity                                         12,231          9,961
Prepaid expenses and other current assets                              601            598
                                                                  --------       --------
   Total current assets                                             18,168         22,870
Securities held-to-maturity                                          6,750          4,740
Furniture and equipment, net                                         1,513          1,408
Patents                                                                115             82
                                                                  --------       --------
   Total assets                                                   $ 26,546       $ 29,100
                                                                  ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                  $    299       $    243
Accrued expenses                                                       484            611
Accrued taxes, other than income                                       106            137
Accrued vacation                                                       129             92
Current maturities of capital lease obligations                         14             13
                                                                  --------       --------
   Total current liabilities                                         1,032          1,096
Capital lease obligations                                               15             22
Deferred license fee                                                   300            300
                                                                  --------       --------
   Total liabilities                                                 1,347          1,418
                                                                  --------       --------
Stockholders' equity:
  Convertible preferred stock, $.01 par value, shares
    authorized - 5,000; shares issued and outstanding - none
  Common stock, $.01 par value, shares authorized -
    45,000; shares issued and outstanding -
    14,988 in 1999 and 14,960 in 1998                                  150            150
  Additional paid-in capital                                        80,870         80,702
  Accumulated deficit                                              (55,821)       (53,170)
                                                                  --------       --------
   Total stockholders' equity                                       25,199         27,682
                                                                  --------       --------
   Total liabilities and stockholders' equity                     $ 26,546       $ 29,100
                                                                  ========       ========

See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      PERIODS ENDED JUNE 30, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT PER SHARE)


                                                            THREE MONTHS                  SIX MONTHS
                                                        1999            1998          1999           1998

Collaborative and other research and development      $  2,192       $              $  2,408       $
Interest and other                                         310            289            633            671
                                                      --------       --------       --------       --------
   Revenues                                              2,502            289          3,041            671
                                                      --------       --------       --------       --------

Research and development                                 1,836          2,611          4,006          5,353
General and administrative                                 915            654          1,683          1,295
Interest                                                     2              5              3             10
                                                      --------       --------       --------       --------
   Expenses                                              2,753          3,270          5,692          6,658
                                                      --------       --------       --------       --------
Net loss                                              $   (251)      $ (2,981)      $ (2,651)      $ (5,987)
                                                      ========       ========       ========       ========

Net loss per share (Note 2)                           $   (.02)      $   (.21)      $   (.18)      $   (.43)

Weighted average shares outstanding (Note 2)            14,987         13,942         14,981         13,926



See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                1999           1998
OPERATING ACTIVITIES
Net loss                                                      $ (2,651)      $(5,987)
Depreciation and amortization                                      250           299
Non-monetary compensation                                           26            25
Changes in operating assets and liabilities, net                  (100)          156
                                                              --------       -------
  Net cash used by operating activities                         (2,475)       (5,507)
                                                              --------       -------

INVESTING ACTIVITIES
Purchases of furniture and equipment                              (355)         (340)
Purchases of marketable securities                             (11,652)       (2,352)
Maturities of marketable securities                              7,372         7,626
                                                              --------       -------
   Net cash (used)/provided by investing activities             (4,635)        4,934
                                                              --------       -------

FINANCING ACTIVITIES
Principal payments on debt and capital lease obligations            (6)          (38)
Proceeds from sale of common stock                                 141           518
                                                              --------       -------
   Net cash provided by financing activities                       135           480
                                                              --------       -------

Decrease in cash and cash equivalents                           (6,975)          (93)
Cash and cash equivalents at beginning of period                12,311         3,757
                                                              --------       -------
Cash and cash equivalents at end of period                    $  5,336       $ 3,664
                                                              ========       =======



See accompanying notes to condensed financial statements.

                         BIOCRYST PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.  Basis of Preparation

The condensed balance sheet as of June 30, 1999 and the condensed statements of operations and cash flows for the six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles by the Company and have not been audited. Such financial statements reflect all adjustments which are, in management's opinion, necessary to present fairly, in all material respects, the financial position at June 30, 1999 and the results of operations and cash flows for the six months ended June 30, 1999 and 1998. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998 and the notes thereto included in the Company's 1998 Annual Report. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 1998 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

Note 2.  Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares from unexercised stock options and warrants are excluded from the computation as their effect is anti-dilutive. For the three months ended June 30, 1999 and 1998, common stock equivalents of approximately 2,503,431 and 2,437,952 shares, respectively, were not used to calculate diluted income (loss) per share because of their anti-dilutive effect. For the six months ended June 30, 1999 and 1998, common stock equivalents of approximately 2,494,414 and 2,431,020 shares, respectively, were not used to calculate diluted income (loss) per share because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for net loss per share for any of the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998)

Revenues increased 765.7% to $2.5 million in the three months ended June 30, 1999 from $289,000 in the three months ended June 30, 1998. The increase was primarily attributable to a milestone payment of $2.0 million received from Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil") in June 1999.

Research and development expenses decreased 29.7% to $1.8 million in the three months ended June 30, 1999 from $2.6 million in the three months ended June 30, 1998. The decrease is primarily attributable to a decrease in costs associated with conducting clinical trials and a reduction in contracted research costs at The University of Alabama at Birmingham ("UAB"). These costs tend to fluctuate from period to period depending upon the status of the Company's research projects and collaborative efforts.

General and administrative expenses increased 39.9% to $915,000 in the three months ended June 30, 1999 from $654,000 in the three months ended June 30, 1998. The increase is primarily the result of a royalty payment to UAB in connection with the milestone payment received from Ortho-McNeil and increased legal expenses.

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998)

Revenues increased 353.2% to $3.0 million in the first six months of 1999 from $.7 million in the first six months of 1998. The increase was primarily attributable to a milestone payment of $2.0 million received from Ortho-McNeil in June 1999.

Research and development expenses decreased 25.2% to $4.0 million in the first six months of 1999 from $5.4 million in the first six months of 1998. The decrease is primarily attributable to a decrease in costs associated with conducting clinical trials and a reduction in contracted research costs at UAB. These costs tend to fluctuate from period to period depending upon the status of the Company's research projects and collaborative efforts.

General and administrative expenses increased 30.0% to $1.7 million in the first six months of 1999 from $1.3 million in the first six months of 1998. The increase is primarily the result of a royalty payment to UAB in connection with the milestone payment received from Ortho-McNeil and increased legal expenses.

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

At June 30, 1999, the Company's cash, cash equivalents and securities held-to-maturity were $24.3 million, a decrease of $2.7 million from December 31, 1998, principally due to the cash used by operations for the six months ended June 30, 1999.

The Company has financed its equipment purchases primarily with lease lines of credit. The Company currently has a $500,000 line of credit with its bank to finance capital equipment. In January 1992, the Company entered into an operating lease for its current facilities which, based on an extension signed in June 1998, expires on June 30, 2003, with an option to lease for an additional three years at the then current market rates. The operating lease requires the Company to pay monthly rent (ranging from $21,405 and escalating annually to a minimum of $26,011 per month in the final year), and a pro rata share of operating expenses and real estate taxes in excess of base year amounts.

At December 31, 1998, the Company had long-term capital lease and operating lease obligations which provide for aggregate minimum payments of $280,254 in 1999, $288,128 in 2000 and $285,816 in 2001.

Pursuant to the September 1998 license agreement for the Company's influenza neuraminidase inhibitors, Ortho-McNeil and the R. W. Johnson Pharmaceutical Research Institute ("PRI"), both Johnson & Johnson companies, paid the Company an initial $6.0 million for reimbursement of research and development expenses and license fees and Johnson & Johnson Development Corporation ("JJDC"), another Johnson & Johnson company, pursuant to the Stock Purchase Agreement, made a $6.0 million equity investment in the Company. The Company received its first milestone payment of $2.0 million in June 1999. While the License Agreement provides for potential milestone payments and royalties on future sales of licensed products, there can be no assurance that PRI will continue to develop the product or, that if it does so, it will result in meeting the milestones or achieving future sales of licensed products. The Company also entered into an exclusive license agreement with Torii Pharmaceutical Co., Ltd. ("Torii") under which Torii paid the Company $1.5 million in initial license fees and made a $1.5 million equity investment in the Company in 1996. A milestone payment of $1.0 million was received in 1997. The Company has been notified by Torii that as a consequence of Japan Tobacco's acquisition of Torii, the exclusive license agreement between the Company and Torii has been terminated.

The Company plans to finance its needs principally from its existing capital resources and interest thereon, from payments under collaborative and licensing agreements with corporate partners, and to the extent available, through lease or loan financing and future public or private financings. The Company believes that its available funds will be sufficient to fund the Company's operations at least through the end of 2001. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of preclinical studies and clinical trials, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, changes in existing collaborative, licensing, research or development relationships, the ability of the Company to establish additional collaborative relationships and the FDA regulatory process. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. The issuance of Preferred or Common Stock or convertible securities, on terms and prices significantly more favorable than those of the currently outstanding Common Stock, could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. In addition, collaborative arrangements may require the Company to transfer certain material rights to such corporate partners. Insufficient funds may require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

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

PLAN AND STATUS. The Company's plan to resolve the Year 2000 Issue involves four phases: assessment, remediation, testing and implementation. The Company has completed its assessment of its IT systems. In 1997, the Company installed a computer network, upgraded its MacIntosh computers to IBM compatible personal computers and upgraded its IT software to a common standard. As a consequence, most of its IT systems are identified by the manufacturer as Year 2000 compliant. The Company has completed its assessment of non-IT systems, most of which is equipment used in the laboratories. Major vendors and suppliers have been contacted with regard to their Year 2000 compliance and the Company will continue to monitor their compliance. The Company has completed its assessment. Systems identified as not being Year 2000 compliant will be brought into compliance by upgrading either the software or hardware. The Company has begun remediation and testing and expects to be fully implemented by the end of 1999.

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

DEPENDENCE ON COLLABORATIVE PARTNERS

The Company's strategy for research, development and commercialization of certain of its products is to rely in part upon various arrangements with corporate partners, licensees and others. As a result, the Company's products are dependent in large part upon the subsequent success of such third parties in performing preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and marketing. The Company entered into an exclusive license agreement with Ortho-McNeil and PRI in September 1998 to develop, manufacture and commercialize its influenza neuraminidase inhibitor compounds for the treatment and prevention of flu. The Company also entered into an exclusive license agreement with Torii in May 1996 to develop, manufacture and commercialize in Japan BCX-34 and certain other PNP inhibitor compounds for three indications. The Company has been notified by Torii that as a consequence of Japan Tobacco's acquisition of Torii, the exclusive license agreement between the Company and Torii has been terminated. The Company has also entered into collaborative arrangements with 3-Dimensional Pharmaceuticals, Inc. to share resources and technology to expedite the identification of inhibitors of key serine protease enzymes, and with Novartis Corporation, formerly Ciba-Geigy Corporation, ("Novartis") to pursue development of certain types of PNP inhibitors. The Company intends to pursue additional collaborations in the future. There can be no assurance that the Company will be able to negotiate additional acceptable collaborative arrangements or that such arrangements will be successful. No assurance can be given that the Company's collaborative partners, particularly Ortho-McNeil and PRI, will be able to obtain FDA approval for any licensed compounds, that any such licensed compounds, if so approved, will be able to be commercialized successfully, or that the Company will realize any revenues pursuant to such arrangements, including any milestone or royalty payments under the License Agreement. Although the Company believes that parties to collaborative arrangements generally have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources which they devote to these activities are not within the control of the Company, such as was the case with the license agreement with Torii. There can be no assurance that such parties will perform their obligations as expected or that current or potential collaborators will not pursue treatments for other diseases or seek alternative means of developing treatments for the diseases targeted by collaborative programs with the Company or that any additional revenues will be derived from such arrangements. If any of the Company's collaborators breaches or terminates its agreement with the Company or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of the product candidate or research program under such collaboration agreement may be delayed, the Company may be required to undertake unforeseen additional responsibilities or to devote unforeseen additional resources to such development or commercialization, or such development or commercialization could be terminated. The termination or cancellation of collaborative arrangements, particularly by Ortho-McNeil and PRI, could also adversely affect the Company's financial condition, intellectual property position and operations. In addition, disagreements between collaborators and the Company have in the past and could in the future lead to delays in the collaborative research, development or commercialization of certain product candidates, or could require or result in legal process or arbitration for resolution. These consequences could be time-consuming, expensive and could have material adverse effects on the Company.

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

In June 1995 the Company notified the FDA that it had submitted incorrect efficacy data to the FDA pertaining to its Phase II dose-ranging studies of BCX-34 for CTCL and psoriasis. The FDA inspected the Company in November 1995 in relation to a study involving the topical application of BCX-34 concluded in early 1995, and in June 1996 the FDA inspected the Company and one of its clinical sites in relation to a Phase II dose-ranging study of BCX-34 for CTCL and a Phase II dose ranging study for psoriasis, both of which were concluded in early 1995. After each inspection, the FDA issued to the Company a List of Inspectional Observations ("Form FDA 483") setting forth certain deficient Good Clinical Practices procedures followed by the Company, some of which resulted in submission to the FDA of efficacy data which reported false statistical significance. The FDA also issued a Form FDA 483 to the principal investigator at one of the Company's clinical sites citing numerous significant deficiencies in the conduct of the Phase II dose-ranging studies of BCX-34 for CTCL and psoriasis. These deficiencies included improper delegations of authority by the principal investigator, failures to follow the protocols, institutional review board deviations, and discrepancies or deficiencies in documentation and reporting. The Company received notice from the FDA in November 1997 that work in support of products under FDA jurisdiction performed by this investigator would not be accepted by the FDA without validating information. Currently, the Company does not intend to pursue a topical treatment for BCX-34, which is the clinical study this investigator pursued for the Company. As a consequence of the FDA inspections and such resulting Form FDA 483s, the Company's ongoing and future clinical studies may receive increased scrutiny; this may delay the regulatory review process or require the Company to increase the number of patients at other sites to obtain approval (which cannot be assured on a timely basis or at all). The Company has adjusted certain of its procedures, but there can be no assurance that the FDA will find such adjustments to be in compliance with FDA requirements or that, even if it does find such adjustments to be in compliance, it will not seek to impose administrative, civil or other sanctions in connection with the earlier studies.

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

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

BioCryst, to date, has generated no revenue from product sales and has incurred losses since its inception. As of June 30, 1999, the Company's accumulated deficit was approximately $55.8 million. Losses have resulted principally from costs incurred in research activities aimed at discovering, designing and developing the Company's pharmaceutical product candidates and from general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from collaborative arrangements, licenses, research grants and from interest income. The Company expects to incur significant additional operating losses over the next several years and expects such losses to increase as the Company's research and development and clinical trial efforts continue. The Company's ability to achieve profitability depends in part upon its ability to develop drugs and to obtain regulatory approval for its products that may be developed, to enter into agreements with collaborative partners for product development, manufacturing and commercialization, and to develop the capacity to manufacture, market and sell its products. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

ADDITIONAL FINANCING REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

The Company has incurred negative cash flows from operations in each year since its inception. The Company expects that the funding requirements for its operating activities will increase substantially in the future due to continued research and development activities (including preclinical studies and clinical trials), the development of manufacturing capabilities and the development of marketing and distribution capabilities. The Company anticipates that its capital resources are adequate to satisfy its capital requirements for approximately the next 18 months at the current level of operations. However, this is a forward-looking statement, and no assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs, progress with preclinical studies and clinical trials, prosecuting and enforcing patent claims, competing technological and market developments, changes in existing collaborative research or development relationships, the ability of the Company to establish additional collaborative relationships, and the cost of manufacturing scale-up and effective marketing activities and arrangements. The Company anticipates, based on its current business plan, that it will be necessary to raise additional funds in 2000 or earlier. Additional funds, if any, may possibly be raised through financing arrangements or collaborative relationships and/or the issuance of preferred or common stock or convertible securities, on terms and prices significantly more favorable than those of the currently outstanding Common Stock, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. In addition, collaborative arrangements may require the Company to transfer certain material rights to such corporate partners. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its research, drug discovery or development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates or products. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its available cash in money market accounts and investment grade instruments, generally U.S. Treasury and Agency securities and high-grade domestic corporate debt. These instruments were purchased with the intent to hold until maturity and are due to mature within the Company's cash needs cycle, currently 18 months. Interest income from investments is sensitive to changes in the level of U.S. interest rates. Such changes also impact the market risk exposure of the investment portfolio, however, such changes have not been material and the Company intends to hold its investments to maturity. Accordingly, the Company has concluded that there is no material market risk exposure.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         None.

ITEM 2.  CHANGES IN SECURITIES:

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         (a) The Company's annual meeting of stockholders was held on May 12, 1999.

         (b) Messrs. Featheringill and Sherrill were reelected as directors for three-year terms expiring in 2002. Messrs. Bugg, Bennett, Gee, Horovitz, Montgomery, Spencer and Steer continue as directors.

         (c)      Motions before stockholders:

                  1.  Election of two directors as follows -

                                                                         VOTES    ABSTENTIONS/        BROKER
                                  NAME                  VOTES FOR       AGAINST     WITHHELD         NON-VOTES
                    William W. Featheringill             11,929,975        0         371,884              0
                    Joseph H. Sherrill, Jr.              11,929,975        0         371,884              0

                       2. Amendment to increase the number of shares available for issuance under the 1991 Stock Option Plan by 400,000 shares to 3,400,000 shares.

                                                                         VOTES    ABSTENTIONS/        BROKER
                                                        VOTES FOR       AGAINST     WITHHELD         NON-VOTES
                                                        11,061,399     1,215,043     25,417              0

              (d) Not applicable.

ITEM 5.  OTHER INFORMATION:

              None.

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

         10.2* Amendment No. 1 to the 1991 Stock Option Plan, as amended and restated.

         10.3 Form of Notice of Stock Option Grant and Stock Option Agreement. Incorporated by reference to Exhibit 99.2 and 99.3 to the Company's Form S-8 Registration Statement (Registration No. 33-95062).

         10.4 Warehouse Lease dated January 17, 1992 between Principal Mutual Life Insurance Company and the Registrant. Incorporated by reference to Exhibit 10.21 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

         10.5 First Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit
                  10.21 to the Company's Form 10-K for the year ending December 31, 1994 dated March 28, 1995.

         10.6 Second Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit
                  10.24 to the Company's Form 10-Q for the first quarter ending March 31, 1997 dated May 12, 1997.

         10.7 Third Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit
                  10.24 to the Company's Form 10-Q for the first quarter ending March 31, 1998 dated April 29, 1998.

         10.8 Fourth Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit
                  10.22 to the Company's Form 10-Q for the second quarter ending June 30, 1998 dated April 29, 1998.

         10.9* Fifth Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space.

         10.10 Employment Agreement dated December 17, 1996 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1996 dated March 28, 1997.

         10.11 Employment Agreement dated December 18, 1996 between the Registrant and J. Claude Bennett. Incorporated by reference to
                  Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1996 dated March 28, 1997.

         10.12# License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company's Form S-1 Registration Statement (Registration No. 33-73868).

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

         10.20# License Agreement dated as of September 14, 1998 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

         10.21 Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

         10.22 Stockholder's Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

         27.1*    Financial Data Schedule.

----------
   #  Confidential treatment granted.

   *  Filed herewith.


   b. Reports on Form 8-K:

      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BIOCRYST PHARMACEUTICALS, INC.



Date: August 12, 1999               /s/ Charles E. Bugg
                                    --------------------------------------------
                                    Charles E. Bugg
                                    Chairman and Chief Executive Officer



Date: August 12, 1999               /s/ Ronald E. Gray
                                    --------------------------------------------
                                    Ronald E. Gray
                                    Chief Financial Officer and Chief Accounting
                                    Officer