Form 10-Q
period 2000-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2000-05-09
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 000-23186

BIOCRYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	62-1413174 (I.R.S. employer identification no.)

2190 Parkway Lake Drive; Birmingham, Alabama 35244
(Address and zip code of principal executive offices)

(205) 444-4600
(Registrant’s telephone number, including area code)

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

Yes  X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,429,994 shares of the Company’s Common Stock, $.01 par value, were outstanding as of April 28, 2000.

BIOCRYST PHARMACEUTICALS, INC.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC. CONDENSED BALANCE SHEETS March 31, 2000 and December 31, 1999

	2000 (Unaudited)	1999 (Note 1)
ASSETS
Cash and cash equivalents	$9,786,180	$8,631,447
Securities held-to-maturity	16,903,763	14,545,471
Prepaid expenses and other current assets	705,813	1,376,734

Total current assets	27,395,756	24,553,652
Securities held-to-maturity	46,369,099	46,870,573
Furniture and equipment, net	1,875,285	1,780,900
Patents	188,701	181,771

Total assets	$75,828,841	$73,386,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$405,236	$291,545
Accrued expenses	290,033	670,012
Deferred revenue	581,504	700,000
Current maturities of capital lease obligations	26,299	14,970

Total current liabilities	1,303,072	1,676,527
Obligations under capital lease obligations	2,731	6,896
Deferred license fee	300,000	300,000

Total liabilities	1,605,803	1,983,423

Stockholders’ equity:
Convertible preferred stock, $.01 par value, shares
authorized - 5,000,000; shares issued and outstanding - none
Common stock, $.01 par value, shares authorized -
45,000,000; shares issued and outstanding -
17,429,994 in 2000 and 17,263,878 in 1999	174,300	172,639
Additional paid-in capital	130,657,803	129,698,040
Accumulated deficit	(56,609,065)	(58,467,206)

Total stockholders’ equity	74,223,038	71,403,473

Total liabilities and stockholders’ equity	$75,828,841	$73,386,896

See accompanying notes to condensed financial statements. 2

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF OPERATIONS Three Months Ended March 31, 2000 and 1999

	2000	1999
Collaborative and other research and development	$4,146,417	$216,133
Interest and other	1,076,809	322,748

Revenues	5,223,226	538,881

Research and development	1,936,380	2,169,876
General and administrative	1,027,619	768,043
Royalty expense	400,000	0
Interest	1,086	1,452

Expenses	3,365,085	2,939,371

Income/(loss) before income taxes	1,858,141	(2,400,490)
Income taxes	0	0

Net income/(loss)	$1,858,141	$(2,400,490)

Net income/(loss) per share (Note 2):
Basic	$.11	$(.16)
Diluted	$.10	$(.16)
Weighted average shares outstanding (Note 2):
Basic	17,341,943	14,975,433
Diluted	18,961,290	14,975,433

See accompanying notes to condensed financial statements. 3

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2000 and 1999

	2000	1999
Operating activities
Net income/(loss)	$ 1,858,141	$(2,400,490)
Depreciation and amortization	154,780	124,362
Non-monetary compensation	27,765	12,267
Changes in operating assets and liabilities, net	286,137	(381,734)

Net cash provided/(used) by operating activities	2,326,823	(2,645,595)

Investing activities
Purchases of capital assets	(256,095)	(183,216)
Purchase of marketable securities	(4,926,986)	(4,975,912)
Maturities of marketable securities	3,070,168	3,572,218

Net cash (used)/provided by investing activities	(2,112,913)	(1,586,910)

Financing activities
Principal payments on debt and capital lease obligations	(4,295)	(2,951)
Proceeds of sale/leasebacks	11,459
Proceeds from sale of common stock, net of issuance cost	933,659	137,048

Net cash provided by financing activities	940,823	134,097

Increase/(decrease) in cash and cash equivalents	1,154,733	(4,098,408)
Cash and cash equivalents at beginning of period	8,631,447	12,311,348

Cash and cash equivalents at end of period	$ 9,786,180	$ 8,212,940

See accompanying notes to condensed financial statements. 4

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Preparation

     The condensed balance sheet as of March 31, 2000 and the condensed statements of operations and cash flows for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles by BioCryst Pharmaceuticals, Inc. (the “Company” or “BioCryst”) and have not been audited. Such financial statements reflect all adjustments which are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and the notes thereto included in the Company’s 1999 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 1999 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

Note 2. Net Income/(Loss) Per Share

     The Company computes net income/(loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net income/(loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents during the period. Common stock equivalents are options under the Company’s stock option plan and common shares expected to be issued under the Company’s employee stock purchase plan and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options are excluded from the computation when there is a loss as their effect is anti-dilutive.

     Common stock equivalents of approximately 1,619,347 shares (2,576,098 shares of common stock equivalents less 956,751 shares considered repurchased under the treasury stock method) were included in the weighted average shares outstanding used to calculate diluted income per share for the three months ending March 31, 2000. For the three months ended March 31, 1999, common stock equivalents of approximately 2,488,174 shares were not included in the weighted average shares outstanding used to calculate diluted income (loss) per share because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for basic and diluted income (loss) per share for any of the periods presented.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating tofuture events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K.

Overview

     Since our inception in 1986, we have been engaged in research and development activities and organizational efforts, including:

•	identification and licensing of enzyme targets;

•	drug discovery;

•	structure-based design of drug candidates;

•	small-scale synthesis of compounds;

•	conducting preclinical studies and clinical trials;

•	recruiting our scientific and management personnel;

•	establishing laboratory facilities; and

•	raising capital.

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

     We have incurred operating losses since our inception. Our accumulated deficit at March 31, 1999 was $56.6 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 1999, we spent 39.0% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis of compounds;

•	preclinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations to monitor and gather data on clinical trials; and

•	using statisticians to evaluate the results of clinical trials.

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

Results of Operations (first three months of 2000 compared to the first three months of 1999)

     Revenues increased 869.3% to $5,223,226 in the first three months of 2000 from $538,881 in the first three months of 1999. The increase was primarily attributable a $4.0 million milestone payment received from our licensee for the start of Phase III clinical trials with our influenza neuraminidase inhibitor and interest earned on the proceeds from our November 1999 public offering.

     Research and development expenses decreased 10.8% to $1,936,380 in the first three months of 2000 from $2,169,876 in the first three months of 1999. The decrease is primarily attributable to a decrease in costs associated with conducting clinical trials. These costs tend to fluctuate from period to period depending upon the status of the Company’s research projects and collaborative efforts.

     General and administrative expenses increased 33.8% to $1,027,619 in the first three months of 2000 from $768,043 in the first three months of 1999. The increase is primarily the result of a new state of Alabama shares tax being greater than the replaced franchise tax, increased personnel costs and increased legal costs.

     Royalty expense in 2000 represents the payment to The University of Alabama at Birmingham in connection with the milestone payment received from our licensee.

Liquidity and Capital Resources

     Cash expenditures have exceeded revenues since the Company’s inception. Our operations have principally been funded through various sources, including the following:

•	public offerings and private placements of equity and debt securities,

•	equipment lease financing,

•	facility leases,

•	collaborative and other research and development agreements (including licenses and options for licenses),

•	research grants and

•	interest income.

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

     At March 31, 2000, our cash, cash equivalents and securities held-to-maturity were $73.1 million, an increase of $3.1 million from December 31, 1999, principally due to the $4.0 million milestone payment and interest earned on the proceeds of our November 1999 public offering offset by the cash used in operations.

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

     Under the terms of our license agreement with The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil for the development and commercialization of our influenza neuraminidase inhibitors, we received an initial $6.0 million payment from Ortho-McNeil and an additional $6.0 million common stock equity investment from Johnson & Johnson Development Corporation in 1998. In June 1999, we received a $2.0 million milestone payment from Ortho-McNeil in connection with the initiation of Phase II clinical testing in the United States. In February 2000, we received a $4.0 million milestone payment from Ortho-McNeil in connection with the initiation of Phase III clinical testing. In addition, we may receive cash payments upon specified developmental and regulatory milestones and royalties on product sales, if any. We cannot assure you that The R.W. Johnson Pharmaceutical Research Institute or Ortho-McNeil will continue to develop the product or, if they do so, that such development will result in receiving milestone payments, obtaining regulatory approval or achieving future sales of licensed products.

     We previously entered into an exclusive license agreement with Torii under which Torii paid us $1.5 million in initial license fees and made a $1.5 million equity investment in us in 1996. The first milestone payment of $1.0 million was received in 1997. This exclusive license agreement was terminated by Torii in July 1999.

     We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	payments under collaborative and licensing agreements with corporate partners; and

•	through lease or loan financing and future public or private financings.

     We believe that our available funds will be sufficient to fund our operations at least through 2002. However, this is a forward-looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	the progress of our research, drug discovery and development programs;

•	changes in existing collaborative relationships;

•	our ability to establish additional collaborative relationships;

•	the magnitude of our research and development programs;

•	the scope and results of preclinical studies and clinical trials to identify drug candidates;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	our dependence on others, including The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil, for development and commercialization of our product candidates, in particular, our neuraminidase inhibitors; and

•	successful commercialization of our products consistent with our licensing strategy.

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

Certain Risk Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, may never be profitable and may need additional financing

     Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of March 31, 2000, our accumulated deficit was approximately $56.6 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. These other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties under our existing license agreements or any future license agreements. In addition, we never expect to generate revenue directly from product sales. If we do not generate revenue, or if our drug development expenses increase, we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financings. If financing is not available on acceptable terms, or not available at all, we may not have enough capital to continue our current business strategy.

If The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil were to terminate, substantially modify or fail to fulfill their obligations under their license agreement with us, we would lose substantially all of our revenue

     If The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil change their exclusive worldwide license agreement with us, including by terminating it or failing to fulfill their obligations, we would lose substantially all of our revenue. Approximately 79.4% of our revenues for the three months ended March 31, 2000, approximately 46.9 % of our revenues for the year ended December 31, 1999 and approximately 83.5% of our revenues for the year ended December 31, 1998 resulted from this license agreement. These revenues represent approximately 48.1% of our total revenues since our inception in 1986.

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

If our development collaborations with other parties fail, the development of our drug candidates will be delayed or stopped

     We rely completely upon other parties for many important stages of our drug development programs, including:

•	discovery of proteins that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	execution of some preclinical studies and late-stage development for our compounds and drug candidates; and

•	manufacturing, sales, marketing and distribution of our drug candidates.

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

     Even more critical to our success is our ability to enter into successful collaborations for the late-stage clinical development, regulatory approval, manufacture, marketing, sales and distribution of our drug candidates. Our strategy is to rely upon other parties for all of these steps so that we can focus exclusively on the key areas of our expertise. This heavy reliance upon third parties for these critical functions presents several risks, including:

•	these contracts may expire or the other parties to the contract may terminate them, as was the case with our Torii Pharmaceutical Co., Ltd. contract;

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration;

•	our partners may not devote sufficient capital or resources towards our drug candidates; and

•	our partners may not comply with applicable government regulatory requirements.

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

     We licensed our drug candidate, RWJ-270201, to Ortho-McNeil and to PRI, who is conducting Phase III clinical trials. However, the Phase III clinical trials may not be successful. Even if PRI completes the Phase III trials, we do not know when, if ever, it will receive FDA or foreign regulatory agency approvals for, or when Ortho-McNeil will begin marketing of, RWJ-270201. If PRI is unable to complete the clinical trials or demonstrate the safety and efficacy of our compounds, the loss of our future revenues that depend on the success of RWJ-270201 will harm our business. Even if the results of PRI’s trials are positive, a product is not likely to be commercially available for one or more years, if at all.

If we or our licensees do not obtain and maintain governmental approvals for our products under development, we or our partners will not be able to sell these potential products, which would significantly harm our business because we will receive no revenue

     We or our licensees must obtain regulatory approval before marketing or selling our future drug products. If we or our licensees are unable to receive regulatory approval and do not market or sell our future drug products, we will never receive any revenue from such product sales. In the United States, we or our partners must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. The FDA or foreign regulatory agencies have not approved any of our drug candidates. If we or our licensees fail to obtain regulatory approval we will be unable to market and sell our future drug products. We have several drug products in various stages of preclinical and clinical development, however, we are unable to determine when, if ever, any of these products will be commercially available. Because of the risks and uncertainties in biopharmaceutical development, our drug candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If the FDA delays regulatory approval of our drug candidates, our management’s credibility, our company’s value and our operating results may suffer. Even if the FDA or foreign regulatory agencies approve a drug candidate, the approval may limit the indicated uses for a drug candidate and/or may require post-marketing studies.

     The FDA regulates, among other things, the record-keeping and storage of data pertaining to potential pharmaceutical products. We currently store all of our preclinical research data at our. While we do store duplicate copies of some of our data offsite, we could lose important preclinical data if our facilities incur damage.

     If we get approval to market our potential products, whether in the United States or internationally, we will continue to be subject to extensive regulatory requirements. These requirements are wide ranging and govern, among other things:

•	adverse drug experience reporting regulations;

•	product promotion;

•	product manufacturing, including good manufacturing practice requirements; and

•	product changes or modifications.

     Our failure to comply with existing or future regulatory requirements, or our loss of, or changes to, previously obtained approvals, could have a material adverse effect on our business because we will not receive royalty revenues if our licensees do not receive approval of our products for marketing.

     In June 1995, we notified the FDA that we submitted incorrect efficacy data for our Phase II trials of BCX-34 applied to the skin for the treatment of cutaneous T-cell lymphoma and psoriasis. Cutaneous T-cell lymphoma is a skin cancer in which T-cells, which normally help fight disease in the body, duplicate rapidly and cause skin cancer. Psoriasis is a disease where the immune system attacks the body’s own skin cells. The FDA inspected us and issued to us Lists of Inspectional Observations, on Form FDA 483, that cited our failure to follow good clinical practices. The FDA also issued a Form FDA 483 to a principal investigator at a clinical trial site, and the FDA notified us that they will not accept any work performed by this investigator without further validation. Because of these investigations by the FDA, our ongoing and future clinical studies or trials may receive increased scrutiny, which would delay the regulatory review process.

If our drug candidates do not achieve broad market acceptance, our business may never become profitable

     Our drug candidates, including our influenza neuraminidase inhibitors, may not gain the market acceptance required for us to be profitable even after they receive approval for sale by the FDA or foreign regulatory agencies. Influenza neuraminidase inhibitors are drugs designed to stop the spread of the flu virus in the body. The degree of market acceptance of any drug candidates that we or our partners develop will depend on a number of factors, including:

•	cost-effectiveness of our drug candidates;

•	their safety and effectiveness relative to alternative treatments, such as existing drugs amantadine and rimantadine, Hoffmann-La Roche’s and Glaxo Wellcome’s influenza neuraminidase inhibitors; or vaccines for prevention of influenza;

•	reimbursement policies of government and third-party payors; and

•	marketing and distribution support for our drug candidates.

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

     If our influenza neuraminidase inhibitor drug candidate, RWJ-270201, receives FDA or foreign regulatory approval, it will have to compete with a number of products that are already on the market such as vaccines, the two influenza neuraminidase inhibitors already on the market, the drugs amantadine and rimantadine and with additional products that may beat RWJ-270201 to the market. If approved, RWJ-270201 will be, at best, the third neuraminidase inhibitor to the market, because the FDA approved Glaxo-Wellcome plc’s neuraminidase inhibitor product in the U.S. and in several other countries, and because the FDA also approved Hoffman-La Roche’s neuraminidase inhibitor. Both Glaxo-Wellcome and Hoffmann-La Roche, the companies responsible for the development and marketing of the two neuraminidase inhibitors that reached the market before RWJ-270201, are large multinational pharmaceutical companies that have significant financial, technical and human resources and could therefore establish brand recognition and loyalty with consumers before RWJ-270201 is on the market. In addition, a vaccine is currently in preclinical development that may immunize people against all strains of the flu virus, rendering flu drug products like ours obsolete. Products marketed by our competitors may prove to be more effective than our own, and our products, if any, may not offer an economically feasible or preferable alternative to existing therapies. If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of those rights would diminish.

     Our success will depend in part on our ability and the abilities of our licensors to obtain patent protection for our products, methods, processes and other technologies to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties. If we or our partners are unable to adequately protect or enforce our intellectual property rights for our products, methods, processes and other technologies, the value of the drug candidates that we license to derive revenue would diminish. Additionally, if our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs. To date, the U.S. Patent and Trademark Office has issued to us nine U.S. patents for our various inventions. We have filed additional patent applications and provisional patent applications with the U.S. Patent and Trademark Office. We have filed a number of corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications, as appropriate. We cannot assure you as to:

•	the degree and range of protection any patents will afford against competitors with similar products;

•	if and when patents will issue; or

•	whether or not others will obtain patents claiming aspects similar to those covered by our patent applications.

If the U.S. Patent and Trademark Office upholds patents issued to others or if the U.S. Patent and Trademark Office grants patent applications filed by others, we may have to:

•	obtain licenses or redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in those patents; or

•	pay damages.

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

If we fail to retain our existing key personnel or fail to attract and retain additional key personnel, the development of our drug candidates and the expansion of our business will be delayed or stopped

     We are highly dependent upon our senior management and scientific team, the loss of whose services might impede the achievement of our development and commercial objectives. Although we maintain, and are the beneficiary of, a $1.8 million key-man insurance policy on the life of Charles E. Bugg, Ph.D., Chairman of the Board of Directors and Chief Executive Officer, we do not believe the proceeds would be adequate to compensate for his loss. We are actively seeking additional members for our senior management team. Competition for key personnel with the experience that we require is intense and is expected to continue to increase. Our inability to attract and retain the required number of skilled and experienced management, operational and scientific personnel, will harm our business because we rely upon these personnel for many critical functions of our business. In addition, we rely on members of our scientific advisory board and consultants to assist us in formulating our research and development strategy. All of the members of the scientific advisory board and all of our consultants are otherwise employed and each such member or consultant may have commitments to other entities that may limit their availability to us.

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

If we face clinical trial liability claims related to the use or misuse of our compounds in clinical trials, our management’s time will be diverted and we will incur litigation costs

     We face an inherent business risk of liability claims in the event that the use or misuse of our compounds results in personal injury or death. We have not experienced any clinical trial liability claims to date, but we may experience these claims in the future. After commercial introduction of our products we may experience losses due to product liability claims. We currently maintain clinical trial liability insurance coverage in the amount of $1.0 million per occurrence and $2.0 million in the aggregate, with an additional $5.0 million potentially available under our umbrella policy. The insurance policy may not be sufficient to cover claims that may be made against us. Clinical trial liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims against us, regardless of their merit, could materially and adversely affect our financial condition, because litigation related to these claims would strain our financial resources in addition to consuming the time and attention of our management.

If our computer systems fail, our business will suffer harm

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

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholder decisions

     Our directors, executive officers and some principal stockholders and their affiliates, including Johnson & Johnson Development Corporation, beneficially own approximately 31.5% of our outstanding common stock. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

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

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. The 52-week range of the market price of our stock has ranged from $6.94 to $37.25 per share, which is a significantly greater change than that experienced by many other companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	our licensees achieving or failing to achieve development milestones;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

•	regulatory developments in both the United States and foreign countries;

•	public concern as to the safety of pharmaceutical products;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	economic and other external factors or other disasters or crises; and

•	period-to-period fluctuations in our financial results.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     None

Item 3. Defaults Upon Senior Securities:

     None

Item 4. Submission of Matters to a Vote of Security Holders:

     None

Item 5. Other Information:

     None

Item 6. Exhibits and Reports on Form 8-K:

a.	Exhibits:

Number	Description

3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Composite Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

10.1	1991 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement (Registration No. 333-30751).

10.2	Amendment No. 1 to the 1991 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the second quarter ending June 30, 1999 dated August 12, 1999.

10.3	Form of Notice of Stock Option Grant and Stock Option Agreement. Incorporated by reference to Exhibit 99.2 and 99.3 to the Company’s Form S-8 Registration Statement (Registration No. 33-95062).

10.4	Warehouse Lease dated January 17, 1992 between Principal Mutual Life Insurance Company and the Registrant. Incorporated by reference to Exhibit 10.21 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.5	First Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ending December 31, 1994 dated March 28, 1995.

10.6	Second Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the first quarter ending March 31, 1997 dated May 12, 1997.

10.7	Third Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the first quarter ending March 31, 1998 dated April 29, 1998.

10.8	Fourth Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q for the second quarter ending June 30, 1998 dated April 29, 1998.

10.9	Fifth Amendment to Lease Agreement between Registrant and Principal Mutual Life Insurance Company, Inc. for office/warehouse space. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the second quarter ending June 30, 1999 dated August 12, 1999.

10.10	Employment Agreement dated December 27, 1999 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ending December 31, 199 dated March 24, 2000.

10.11	Employment Agreement dated December 18, 1996 between the Registrant and J. Claude Bennett. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 1996 dated March 28, 1997.

10.12#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.13	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company’s Form S-8 Registration Statement (Registration No. 33-95062).

10.14	Form of Stock Purchase Agreement dated May 1995 between Registrant and various parties to purchase 1,570,000 shares of common stock. Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

10.15	Form of Registration Rights Agreement dated May 1995 between Registrant and various parties. Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

10.16	Form of Stock Purchase Agreement dated March 22, 1996 among Registrant and certain investors to purchase 1,000,000 shares of common stock. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 22, 1996.

10.17	Form of Registration Rights Agreement dated March 22, 1996 among Registrant and certain investors. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 22, 1996.

10.18#	License Agreement, dated May 31, 1996, between Registrant and Torii Pharmaceutical Co., Ltd. (“Torii”). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A dated May 3, 1996 and filed August 2, 1996.

10.19#	Stock Purchase Agreement, dated May 31, 1996, between Registrant and Torii. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A dated May 3, 1996 and filed August 2, 1996.

10.20#	License Agreement dated as of September 14, 1998 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.21	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.22	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

27.1	Financial Data Schedule.

__________
#	Confidential treatment granted.

b.	Reports on Form 8-K:

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCRYST PHARMACEUTICALS, INC.
Date: May 5, 2000	/s/ Charles E. Bugg
Charles E. Bugg
Chairman and Chief Executive Officer
Date: May 5, 2000	/s/ W. Randall Pittman
W. Randall Pittman
Chief Financial Officer and Chief Accounting Officer
18