Form 10-Q
period 2000-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2000-08-08
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

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

Yes _X_    No ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,504,923 shares of the Company’s Common Stock, $.01 par value, were outstanding as of July 31, 2000.

BIOCRYST PHARMACEUTICALS, INC.

INDEX

Part I. Financial Information Item 1. Financial Statements:

Condensed Balance Sheets - June 30, 2000 and December 31, 1999

Condensed Statements of Operations - Three and Six Months Ended June 30, 2000 and 1999

Condensed Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999

Notes to Condensed Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC. CONDENSED BALANCE SHEETS June 30, 2000 and December 31, 1999 (In thousands)

	2000	1999
	(Unaudited)	(Note 1)

ASSETS
Cash and cash equivalents	$ 9,070	$ 8,631
Securities held-to-maturity	17,364	14,545
Prepaid expenses and other current assets	714	1,377

Total current assets	27,148	24,553
Securities held-to-maturity	44,860	46,871
Furniture and equipment, net	2,177	1,781
Patents	193	182

Total assets	$ 74,378	$ 73,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$ 915	$ 292
Accrued expenses	485	670
Deferred revenue	100	700
Current maturities of capital lease obligations	23	15

Total current liabilities	1,523	1,677
Capital lease obligations	0	7
Deferred license fee	300	300

Total liabilities	1,823	1,984

Stockholders’ equity:
Convertible preferred stock, $.01 par value, shares
authorized - 5,000; shares issued and outstanding - none
Common stock, $.01 par value, shares authorized -
45,000; shares issued and outstanding -
17,503 in 2000 and 17,264 in 1999	175	172
Additional paid-in capital	130,984	129,698
Accumulated deficit	(58,604)	(58,467)

Total stockholders’ equity	72,555	71,403

Total liabilities and stockholders’ equity	$ 74,378	$ 73,387

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF OPERATIONS Periods Ended June 30, 2000 and 1999 (In thousands, except per share) (Unaudited)

	Three Months		Six Months
	2000	1999	2000	1999
Collaborative and other research and development	$ 482	$ 2,192	$ 4,628	$ 2,408
Interest and other	1,103	310	2,180	633

Total revenues	1,585	2,502	6,808	3,041

Research and development	2,702	1,836	4,638	4,006
General and administrative	877	715	1,905	1,483
Royalty expense	0	200	400	200
Interest	1	2	2	3

Total expenses	3,580	2,753	6,945	5,692

Net loss	$(1,995)	$ (251)	$ (137)	$(2,651)

Net loss per share (Note 2)	$ (.11)	$ (.02)	$ (.01)	$ (.18)
Weighted average shares outstanding (Note 2)	17,464	14,987	17,403	14,981
See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2000 and 1999 (In thousands) (Unaudited)

	2000	1999
Operating activities
Net loss	$ (137)	$(2,651)
Depreciation and amortization	324	250
Non-monetary compensation	53	26
Changes in operating assets and liabilities, net	502	(100)

Net cash provided/(used) by operating activities	742	(2,475)

Investing activities
Purchases of furniture and equipment	(731)	(355)
Purchases of marketable securities	(6,860)	(11,652)
Maturities of marketable securities	6,052	7,372

Net cash (used) by investing activities	(1,539)	(4,635)

Financing activities
Principal payments on debt and capital lease obligations	(11)	(6)
Other	12	0
Proceeds from sale of common stock	1,235	141

Net cash provided by financing activities	1,236	135

Increase/(decrease) in cash and cash equivalents	439	(6,975)
Cash and cash equivalents at beginning of period	8,631	12,311

Cash and cash equivalents at end of period	$ 9,070	$ 5,336

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.   Basis of Preparation

     The condensed balance sheet as of June 30, 2000 and the condensed statements of operations and cash flows for the six months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles by the Company and have not been audited. Such financial statements reflect all adjustments which are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at June 30, 2000 and the results of operations and cash flows for the six months ended June 30, 2000 and 1999. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and the notes thereto included in the Company’s 1999 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 1999 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

Note 2.   Net Loss Per Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares from unexercised stock options and warrants are excluded from the computation, as their effect is anti-dilutive. For the three months ended June 30, 2000 and 1999, common stock equivalents of approximately 2,412,614 and 2,503,431 shares, respectively, were not used to calculate net loss per share because of their anti-dilutive effect. For the six months ended June 30, 2000 and 1999, common stock equivalents of approximately 2,356,681 and 2,494,414 shares, respectively, were not used to calculate net loss per share because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for net loss per share for any of the periods presented.

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

Overview

     Since our inception in 1986, we have been engaged in research and development activities and organizational efforts, including:

•	identification and licensing of enzyme targets;

•	drug discovery;

•	structure-based design of drug candidates;

•	small-scale synthesis of compounds;

•	conducting pre-clinical studies and clinical trials;

•	recruiting our scientific and management personnel;

•	establishing laboratory facilities; and

•	raising capital.

     Our revenues have generally been limited to license fees, milestone payments, interest income, collaboration research, development and option fees. Research and development revenue on cost-reimbursing agreements is recognized as expenses are incurred up to contractual limits. Research and development revenue, license fees, milestone payments and option fees are recognized as revenue when irrevocably due. Payments received that are related to future performance are deferred and taken into income as earned over a specified future performance period. We have not received any revenue from the sale of pharmaceutical products. It could be several years, if ever, before we will recognize significant revenue from royalties received pursuant to our license agreements, and we do not expect to ever generate revenue directly from product sales. Future revenues, if any, are likely to fluctuate substantially from quarter to quarter.

     We have incurred operating losses since our inception. Our accumulated deficit at June 30, 2000 was $58.6 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 1999, we spent 39.0% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis of compounds;

•	pre-clinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations to monitor and gather data on clinical trials; and

•	using statisticians to evaluate the results of clinical trials.

     The above expenditures for contract research and development for our current and future drug candidates will vary from quarter to quarter depending on the status of our research and development projects. For example, during the quarter, we further strengthened our drug research and development efforts by signing two collaborative agreements. First, we signed an agreement with Emory University to facilitate the discovery of new drug candidates designed to inhibit hepatitis C polymerase. In addition, we in-licensed a series of potent inhibitors of purine nucleoside phosphorylase from both Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd.

     Changes in our existing and future research and development and collaborative relationships will also impact the status of our research and development projects. Although we may, in some cases, be able to control the timing of development expenses, in part by accelerating or decelerating certain of these costs, many of these costs will be incurred irrespective of whether or not we are able to discover drug candidates or obtain collaborative partners for commercialization. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. If we fail to meet the research, clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the price of our common stock.

Results of Operations (three months ended June 30, 2000 compared to the three months ended June 30, 1999)

     Revenues decreased 36.7% to $1.6 million in the three months ended June 30, 2000 from $2.5 million in the three months ended June 30, 1999. The decrease was primarily due to the fact that there were no milestone payments received from The R.W. Johnson Pharmaceutical Research Institute (“RWJPRI”), a division of Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”), during the three months ended June 30, 2000, whereas there was a $2.0 million milestone payment received in June 1999. This decrease was partially offset by an increase in interest income of $0.8 million for the three months ending in June 2000, primarily due to reinvestment of funds from the November 1999 public offering.

     Research and development expenses increased 47.2% to $2.7 million in the three months ended June 30, 2000 from $1.8 million in the three months ended June 30, 1999. The increase is primarily attributable to an increase in contracted research costs at various institutions, supplies and personnel costs. These increases were partially offset by a reduction in the cost of clinical trials. These costs tend to fluctuate from period to period depending upon the status of the Company’s research projects and collaborative efforts.

     General and administrative expenses increased 22.7% to $877,000 in the three months ended June 30, 2000 from $715,000 in the three months ended June 30, 1999. The increase is primarily the net result of increased personnel costs and fees related to a new Alabama share tax assessment, partially offset by a reduction in legal expenses. Royalty expense for the three months ended June 30, 2000 was $0 compared to $200,000 for the three months ended June 30, 1999. Royalty payments reflect payments to the University of Alabama at Birmingham (UAB) in connection with milestone payments received from RWJPRI. As discussed above, there were no milestone payments received during the three months ended June 30, 2000, but there was a $2.0 million milestone payment received from Ortho-McNeil in June 1999.

Results of Operations (six months ended June 30, 2000 compared to the six months ended June 30, 1999)

     Revenues increased 123.9% to $6.8 million in the first six months of 2000 from $3.0 million in the first six months of 1999. The increase was primarily attributable to a milestone payment of $4.0 million received from RWJPRI in February 2000 versus a $2.0 million payment received in June 1999. In addition, there was an increase of $1.5 million in interest income primarily due to the investment of funds received from our November 1999 public offering.

     Research and development expenses increased 15.8% to $4.6 million in the first six months of 2000 from $4.0 million in the first six months of 1999. The increase is primarily attributable to an increase in contracted research costs at various institutions, supplies and personnel costs. These increases were partially offset by a decrease in costs associated with conducting clinical trials. These costs tend to fluctuate from period to period depending upon the status of the Company’s research projects and collaborative efforts.

     General and administrative expenses increased 28.5% to $1.9 million in the first six months of 2000 from $1.5 million in the first six months of 1999. The increase is primarily the result of increased personnel costs and fees related to a new Alabama share tax assessment, partially offset by a reduction in legal expenses. Royalty expense increased 100.0% to $0.4 million for the first six months of 2000 due to royalty payments to UAB in connection with milestone payments received from RWJPRI. These milestone payments were $4.0 million and $2.0 million for the six months ended June 30, 2000 and June 30, 1999, respectively.

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

     In addition, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with other parties to conduct certain research and development and using consultants. We expect to incur additional expenses, potentially resulting in significant losses, as we continue to expand our research and development activities and undertake additional pre-clinical studies and clinical trials of compounds, which have been or may be discovered. We also expect to incur substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

     At June 30, 2000, our cash, cash equivalents and securities held-to-maturity were $71.3 million, an increase of $1.3 million from December 31, 1999, principally due to the $4.0 million milestone payment and interest earned on the proceeds of our November 1999 public offering, partially offset by the cash used in operations. In addition, we received an additional $1.3 million during the first six months of 2000 from the sale of stock through the exercises of outstanding options under the 1991 Stock Option Plan and exercises under the Employee Stock Purchase Plan.

     We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 line of credit with our bank to finance capital equipment. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at current market rates. The operating lease requires us to pay monthly rent starting at $32,180 per month and escalating annually to a minimum of $41,987 per month in the final year, and our pro rata share of operating expenses and real estate taxes in excess of base year amounts.

     We are in the process of remodeling our facilities to gain additional laboratory space, update our existing laboratories, and add a small GMP laboratory. In addition, we are updating our general office facility to provide for growth and efficiencies. The total cost of these changes, including furniture and laboratory equipment, is projected to be approximately $2.4 million. We expect to be completed with this phase of remodeling by December 31, 2000.

     At December 31, 1999, we had long-term capital lease and operating lease obligations, which provide for aggregate minimum payments of $301,171 in 2000, $299,253 in 2001 and $300,828 in 2002.

     Under the terms of our license agreement with RWJPRI, a division of Ortho-McNeil, for the development and commercialization of our influenza neuraminidase inhibitor, we received an initial $6.0 million payment from Ortho-McNeil and an additional $6.0 million common stock equity investment from Johnson & Johnson Development Corporation in 1998. In June 1999, we received a $2.0 million milestone payment from Ortho-McNeil in connection with the initiation of Phase II clinical testing in the United States. In February 2000, we received a $4.0 million milestone payment from RWJPRI in connection with the initiation of Phase III clinical testing. In addition, we may receive cash payments upon specified developmental and regulatory milestones and royalties on product sales, if any. We cannot assure you that RWJPRI or Ortho-McNeil will continue to develop the product or, if they do so, that such development will result in receiving milestone payments, obtaining regulatory approval, or achieving future sales of licensed products.

•	We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	payments under collaborative and licensing agreements with corporate partners; and

•	through lease or loan financing and future public or private financing.

     We believe that our available funds will be sufficient to fund our operations at least through 2002. However, this is a forward-looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	the progress of our research, drug discovery and development programs;

•	changes in existing collaborative relationships;

•	our ability to establish additional collaborative relationships;

•	the magnitude of our research and development programs;

•	the scope and results of pre-clinical studies and clinical trials to identify drug candidates;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	our dependence on others, including RWJPRI and Ortho-McNeil, for development and commercialization of our product candidates, in particular, our neuraminidase inhibitor; and

•	successful commercialization of our products consistent with our licensing strategy.

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

Certain Risk Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, may never be profitable and may need additional financing

     Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of June 30, 2000, our accumulated deficit was approximately $58.6 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. These other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties under our existing license agreements or any future license agreements. In addition, we never expect to generate revenue directly from product sales. If we do not generate revenue, or if our drug development expenses increase, we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financing. If financing is not available on acceptable terms or not available at all, we may not have enough capital to continue our current business strategy.

If RWJPRI and Ortho-McNeil were to terminate, substantially modify or fail to fulfill their obligations under their license agreement with us, we would lose substantially all of our revenue

     If RWJPRI and Ortho-McNeil change their exclusive worldwide license agreement with us, including by terminating it or failing to fulfill their obligations, we would lose substantially all of our revenue. Approximately 68.0% of our revenues for the six months ended June 30, 2000, approximately 46.9% of our revenues for the year ended December 31, 1999 and approximately 83.5% of our revenues for the year ended December 31, 1998 resulted from this license agreement. These revenues represent approximately 47.1% of our total revenues since our inception in 1986.

     Under this agreement, RWJPRI and Ortho-McNeil have several rights that could delay or stop the development of our flu drug candidate, including sole discretion on all elements of research and development of RWJ-270201, including timing and design of further clinical trials, sole control over the amount of resources devoted to the research and development of RWJ-270201 and the right to terminate or cancel the agreement, which they may do at any time on four months notice.

If our development collaborations with other parties fail, the development of our drug candidates will be delayed or stopped

     We rely completely upon other parties for many important stages of our drug development programs, including:

•	discovery of proteins that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	execution of some pre-clinical studies and late-stage development for our compounds and drug candidates; and

•	manufacturing, sales, marketing and distribution of our drug candidates.

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

     Even more critical to our success is our ability to enter into successful collaborations for the late-stage clinical development, regulatory approval, manufacture, marketing, sales and distribution of our drug candidates. Our strategy is to rely upon other parties for all of these steps so that we can focus exclusively on the key areas of our expertise. This heavy reliance upon third parties for these critical functions presents several risks, including:

•	these contracts may expire or the other parties to the contract may terminate them;

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration;

•	our partners may not devote sufficient capital or resources towards our drug candidates; and

•	our partners may not comply with applicable government regulatory requirements.

     Any problems encountered with our partners could delay or prevent the development of our compounds, which would severely affect our business, because if our compounds do not reach the market in a timely manner, or at all, we will experience a significant decrease in milestone payments received by us and may never receive any royalty payments.

If the clinical trials of our drug candidates fail, our drug candidates will not be marketed, which would result in a decrease in, or complete absence of, revenue

     To receive the regulatory approvals necessary for the sale of our drug candidates, we or our licensees must demonstrate through pre-clinical studies and clinical trials that each drug candidate is safe and effective. If we or our licensees are unable to demonstrate that our drug candidates are safe and effective, our drug candidates will not receive regulatory approval and will not be marketed, which would result in a decrease in, or complete absence of, revenue. The clinical trial process is complex and uncertain. Positive results from pre-clinical studies and early clinical trials do not ensure positive results in clinical trials designed to permit application for regulatory approval, called pivotal clinical trials. We may suffer significant setbacks in pivotal clinical trials, even after earlier clinical trials show promising results. Any of our drug candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the drug candidate for any targeted indications. We, our licensees, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our drug candidates are safe or effective.

     Clinical trials are lengthy and expensive. We or our licensees incur substantial expense for, and devote significant time to, pre-clinical testing and clinical trials, yet cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrollment. Delays in patient enrollment can result in increased costs and longer development times. Even if we or our licensees successfully complete clinical trials for our product candidates, our licensees might not file the required regulatory submissions in a timely manner and may not receive regulatory approval for the drug candidate.

     We licensed our flu drug candidate, RWJ-270201, to Ortho-McNeil and to RWJPRI, who are conducting Phase III clinical trials. However, the Phase III clinical trials may not be successful. Even if RWJPRI completes the Phase III trials, we do not know when, if ever, it will receive FDA or foreign regulatory agency approvals for, or when Ortho-McNeil will begin marketing of, RWJ-270201. If RWJPRI is unable to complete the clinical trials or demonstrate the safety and efficacy of our compounds, the loss of our future revenues that depend on the success of RWJ-270201 will harm our business. Even if the results of RWJPRI’s trials are positive, a product is not likely to be commercially available for one or more years, if at all.

If we or our licensees do not obtain and maintain governmental approvals for our products under development, we or our partners will not be able to sell these potential products, which would significantly harm our business because we will receive no revenue

     We or our licensees must obtain regulatory approval before marketing or selling our future drug products. If we or our licensees are unable to receive regulatory approval and do not market or sell our future drug products, we will never receive any revenue from such product sales. In the United States, we or our partners must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. The FDA or foreign regulatory agencies have not approved any of our drug candidates. If we or our licensees fail to obtain regulatory approval we will be unable to market and sell our future drug products. We have several drug products in various stages of pre-clinical and clinical development; however, we are unable to determine when, if ever, any of these products will be commercially available. Because of the risks and uncertainties in biopharmaceutical development, our drug candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If the FDA delays regulatory approval of our drug candidates, our management’s credibility, our company’s value and our operating results may suffer. Even if the FDA or foreign regulatory agencies approve a drug candidate, the approval may limit the indicated uses for a drug candidate and/or may require post-marketing studies.

     The FDA regulates, among other things, the record keeping and storage of data pertaining to potential pharmaceutical products. We currently store most of our pre-clinical research data at our facility. While we do store duplicate copies of some of our data offsite, we could lose important pre-clinical data if our facility incurs damage.

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

     In June 1995, we notified the FDA that we submitted incorrect efficacy data for our Phase II trials of BCX-34 applied to the skin for the treatment of cutaneous T-cell lymphoma and psoriasis. Cutaneous T-cell lymphoma is a skin cancer in which T-cells, which normally help fight disease in the body, duplicate rapidly and cause skin cancer. Psoriasis is a disease where the immune system attacks the body’s own skin cells. The FDA inspected us and issued to us Lists of Inspectional Observations, on Form FDA 483, that cited our failure to follow good clinical practices. The FDA also issued a Form FDA 483 to a principal investigator at a clinical trial site, and the FDA notified us that they would not accept any work performed by this investigator without further validation. Because of these investigations by the FDA, our ongoing and future clinical studies or trials may receive increased scrutiny, which would delay the regulatory review process.

If our drug candidates do not achieve broad market acceptance, our business may never become profitable

     Our drug candidates, including our influenza neuraminidase inhibitor, may not gain the market acceptance required for us to be profitable even after they receive approval for sale by the FDA or foreign regulatory agencies. Influenza neuraminidase inhibitors are drugs designed to stop the spread of the flu virus in the body. The degree of market acceptance of any drug candidates that we or our partners develop will depend on a number of factors, including:

•	cost-effectiveness of our drug candidates;

•	their safety and effectiveness relative to alternative treatments, such as Hoffmann-La Roche’s and Glaxo Wellcome’s influenza neuraminidase inhibitors, amantadine, rimantadine, or vaccines for prevention of influenza;

•	reimbursement policies of government and third-party payors; and

•	marketing and distribution support for our drug candidates.

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

     If our influenza neuraminidase inhibitor drug candidate, RWJ-270201, receives FDA or foreign regulatory approval, it will have to compete with a number of products that are already on the market such as vaccines, the two influenza neuraminidase inhibitors already on the market, the drugs amantadine and rimantadine and with additional products that may beat RWJ-270201 to the market. If approved, RWJ-270201 will be, at best, the third neuraminidase inhibitor to the market, because the FDA has approved both Glaxo-Wellcome’s and Hoffman-La Roche’s neuraminidase inhibitors in the U.S. and both companies have also obtained approval in several other countries. Both Glaxo-Wellcome and Hoffmann-La Roche, the companies responsible for the development and marketing of the two neuraminidase inhibitors that reached the market before RWJ-270201, are large multinational pharmaceutical companies that have significant financial, technical and human resources and could therefore establish brand recognition and loyalty with consumers before RWJ-270201 is on the market. In addition, a vaccine is currently in pre-clinical development that may immunize people against all strains of the flu virus, rendering flu drug products like ours obsolete. Products marketed by our competitors may prove to be more effective than our own, and our products, if any, may not offer an economically feasible or preferable alternative to existing therapies. If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of those rights would diminish.

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

If we face clinical trial liability claims related to the use or misuse of our compounds in clinical trials, our management’s time will be diverted and we will incur litigation costs

     We face an inherent business risk of liability claims in the event that the use or misuse of our compounds results in personal injury or death. We have not experienced any clinical trial liability claims to date, but we may experience these claims in the future. After commercial introduction of our products we may experience losses due to product liability claims. We currently maintain clinical trial liability insurance coverage in the amount of $1.0 million per occurrence and $2.0 million in the aggregate, with an additional $5.0 million potentially available under our umbrella policy. The insurance policy may not be sufficient to cover claims that may be made against us. Clinical trial liability insurance may not be available in the future on acceptable terms, if at all. Any claims against us, regardless of their merit, could materially and adversely affect our financial condition, because litigation related to these claims would strain our financial resources in addition to consuming the time and attention of our management.

If our computer systems fail, our business will suffer harm

     Our drug development activities depend on the security, integrity and performance of the computer systems supporting them, and the failure of our computer systems would delay or stop our drug development efforts. We currently store most of our pre-clinical and clinical data at our facility. Duplicate copies of some data are stored off-site, but we could lose important data if our systems are impaired. Any significant degradation or failure of our computer systems could cause us to inaccurately calculate or lose our data. Loss of data could result in significant delays in our drug development process and any system failure could harm our business and operations. We are in the process of upgrading our computer network and systems company-wide. Software we are currently installing is designed to automatically archive critical scientific raw data. We are installing additional hardware that is designed to keep us operational in case of computer system failure, as well as additional software to protect our systems from outside intrusion.

If, because of our use of hazardous materials, we violate any environmental controls or regulations that apply to such materials, we may incur substantial costs and expenses in our remediation efforts

     Our research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and some waste products. Accidental contamination or injury from these materials could occur. In the event of an accident, we could be liable for any damages that result and any liabilities could exceed our resources. Compliance with environmental laws and regulations could require us to incur substantial unexpected costs, which would materially and adversely affect our results of operations.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholder decisions

     Our directors, executive officers and some principal stockholders and their affiliates, including Johnson & Johnson Development Corporation, beneficially own approximately 29.3% of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

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

     In addition, our certificate of incorporation provides for staggered terms for the members of the board of directors and supermajority approval of the removal of any member of the board of directors and prevents our stockholders from acting by written consent. Our certificate also requires supermajority approval of any amendment of these provisions. These provisions and other provisions of our by-laws and of Delaware law applicable to us could delay or make more difficult a merger, tender offer or proxy contest involving us.

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2000, the 52-week range of the market price of our stock has been from $8.56 to $37.25 per share, which is a significantly greater change than that experienced by many other companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings:

     None.

Item 2.   Changes in Securities and Use of Proceeds:

     None

Item 3.   Defaults Upon Senior Securities:

     None

Item 4.   Submission of Matters to a Vote of Security Holders:

(a)	The Company’s annual meeting of stockholders was held on May 17, 2000.

(b)	Messrs. Bennett, Horovitz and Steer were reelected as directors for three-year terms expiring in 2003 and Mr. Spencer was reelected as a director for a two-year term expiring in 2002. Messrs. Bugg, Featheringill, Gee, Montgomery and Sherrill continue as directors.

(c)	Motions before stockholders:

1.	Election of four directors as follows -

Name	Votes For	Abstentions/ Withheld
J. Claude Bennett	15,807,481	179,918
Zola P. Horovitz	15,807,381	180,018
Randolph C. Steer	15,802,171	185,228
William M. Spencer, III	15,807,481	179,818

2.	Amendment to the 1991 Stock Option Plan.

Votes For	Votes Against	Abstentions/ Withheld
11,489,854	593,836	24,650

(d)	Not applicable.

Item 5.   Other Information:

     None.

Item 6.   Exhibits and Reports on Form 8-K:

a.	Exhibits:

Number	Description

3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Composite Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

10.1	1991 Stock Option Plan, as amended and restated as of March 6, 2000. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 16, 2000 (Registration No. 333-39484).

10.2	Employment Agreement dated December 27, 1999 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ending December 31, 1999 dated March 24, 2000.

10.3	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.4	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company’s Form S-8 Registration Statement (Registration No. 33-95062).

10.5#	License Agreement dated as of September 14, 1998 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.6#	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.7#	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.8*	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space.

27.1*	Financial Data Schedule.

#	Confidential treatment granted.

*	Filed herewith.

b.	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2000	BIOCRYST PHARMACEUTICALS, INC. By: /s/ Charles E. Bugg —————————————— Charles E. Bugg Chairman and Chief Executive Officer

Date: August 8, 2000	By: /s/ W. Randall Pittman —————————————— W. Randall Pittman Chief Financial Officer and Chief Accounting Officer