Form 10-Q
period 2000-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2000-11-13
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________.

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

Yes _X_        No ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,536,100 shares of the Company’s Common Stock, $.01 par value, were outstanding as of September 30, 2000.

BIOCRYST PHARMACEUTICALS, INC.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements:
Condensed Balance Sheets - September 30, 2000 and December 31, 1999	2
Condensed Statements of Operations - Three and Nine Months
Ended September 30, 2000 and 1999	3
Condensed Statements of Cash Flows - Nine Months Ended September 30,
2000 and 1999	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	5
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Part II. Other Information
Item 1. Legal Proceedings	16
Item 2. Changes in Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits and Reports on Form 8-K	16
Signatures	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC. CONDENSED BALANCE SHEETS September 30, 2000 and December 31, 1999 (In thousands)

	2000 (Unaudited)	1999 (Note 1)
ASSETS
Cash and cash equivalents	$ 8,774	$ 8,631
Securities held-to-maturity	16,841	14,545
Prepaid expenses and other current assets	835	1,377

Total current assets	26,450	24,553
Securities held-to-maturity	42,858	46,871
Furniture and equipment, net	2,823	1,781
Patents	244	182

Total assets	$ 72,375	$ 73,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$ 254	$ 292
Accrued expenses	561	670
Deferred revenue	100	700
Current maturities of capital lease obligations	17	15

Total current liabilities	932	1,677
Capital lease obligations	0	7
Deferred license fee	300	300

Total liabilities	1,232	1,984

Stockholders’ equity:
Convertible preferred stock, $.01 par value, shares
authorized - 5,000; shares issued and outstanding - none
Common stock, $.01 par value, shares authorized -
45,000; shares issued and outstanding -
17,536 in 2000 and 17,264 in 1999	175	172
Additional paid-in capital	131,215	129,698
Accumulated deficit	(60,247)	(58,467)

Total stockholders’ equity	71,143	71,403

Total liabilities and stockholders’ equity	$ 72,375	$ 73,387

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF OPERATIONS Periods Ended September 30, 2000 and 1999 (In thousands, except per share) (Unaudited)

	Three Months		Nine Months
	2000	1999	2000	1999
Revenues:
Collaborative and other research and development	$ 60	$ 48	$ 4,688	$ 2,456
Interest and other	1,045	287	3,224	920

Total revenues	1,105	335	7,912	3,376

Expenses:
Research and development	2,038	1,889	6,676	5,895
General and administrative	709	651	2,613	2,134
Royalty expense	0	0	400	200
Interest	1	1	3	4

Total expenses	2,748	2,541	9,692	8,233

Net loss	$(1,643)	$(2,206)	$(1,780)	$(4,857)

Net loss per share (Note 2)	$ (.09)	$ (.15)	$ (.10)	$ (.32)
Weighted average shares outstanding (Note 2)	17,523	15,119	17,444	15,028

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2000 and 1999 (In thousands) (Unaudited)

	2000	1999
Operating activities:
Net loss	$(1,780)	$(4,857)
Depreciation and amortization	508	379
Non-monetary compensation	78	40
Changes in operating assets and liabilities, net	(204)	(180)

Net cash (used) by operating activities	(1,398)	(4,618)

Investing activities:
Purchases of furniture and equipment	(1,548)	(527)
Purchases of other assets	(64)	0
Purchases of marketable securities	(8,905)	(13,248)
Maturities of marketable securities	10,622	10,312

Net cash provided (used) by investing activities	105	(3,463)

Financing activities:
Principal payments on debt and capital lease obligations	(17)	(10)
Other	12	0
Proceeds from sale of common stock	1,441	2,007

Net cash provided by financing activities	1,436	1,997

Increase/(decrease) in cash and cash equivalents	143	(6,084)
Cash and cash equivalents at beginning of period	8,631	12,311

Cash and cash equivalents at end of period	$ 8,774	$ 6,227

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Preparation

     The condensed balance sheet as of September 30, 2000 and the condensed statements of operations and cash flows for the nine months ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles by the Company and have not been audited. Such financial statements reflect all adjustments which are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at September 30, 2000 and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and the notes thereto included in the Company’s 1999 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 1999 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

Note 2.  Net Loss Per Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares from unexercised stock options and warrants are excluded from the computation, as their effect is anti-dilutive. For the three months ended September 30, 2000 and 1999, common stock equivalents of approximately 2,359,000 and 2,393,000 shares, respectively, were not used to calculate net loss per share because of their anti-dilutive effect. For the nine months ended September 30, 2000 and 1999, common stock equivalents of approximately 2,427,000 and 2,456,000 shares, respectively, were not used to calculate net loss per share because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for net loss per share for any of the periods presented.

Note 3.  Recent Accounting Pronouncements

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, which addresses accounting policies to be applied in the recognition, presentation and disclosure of revenues from contract partnerships in financial statements filed with the SEC. On June 26, 2000, the SEC issued SAB 101B, which delays the implementation of SAB 101 until no later than the fiscal quarter ending December 31, 2000, in order to provide companies with additional time to determine the effect that a change in accounting policy under SAB 101 will have on their revenue recognition practices. We are reviewing the potential effect that the implementation of SAB 101 would have on our net financial results. The implementation of SAB 101 could have a material effect on the reported financial results for the year ending December 31, 2000.

     In March 2000, the FASB issued Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation”, which provides guidance for issues that have arisen in applying APB No. 25 “Accounting for Stock Issued to Employees”. This Interpretation is generally effective for transactions occurring after July 1, 2000 except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 31, 1998. We believe that this interpretation will not have a material impact on reported financial results.

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

     We have incurred operating losses since our inception. Our accumulated deficit at September 30, 2000 was $60.2 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 1999, we spent 39.0% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis of compounds;

•	pre-clinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations to monitor and gather data on clinical trials; and

•	using statisticians to evaluate the results of clinical trials.

     The above expenditures for contract research and development for our current and future drug candidates will vary from quarter to quarter depending on the status of our research and development projects. For example, in June 2000, we further strengthened our drug research and development efforts by signing two collaborative agreements. First, we signed an agreement with Emory University to facilitate the discovery of new drug candidates designed to inhibit hepatitis C polymerase. In addition, we in-licensed a series of potent inhibitors of purine nucleoside phosphorylase from both Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd.

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

Results of Operations (three months ended September 30, 2000 compared to the three months ended September 30, 1999)

     Revenues increased 229.9% to $1.1 million in the three months ended September 30, 2000 from $0.3 million in the three months ended September 30, 1999. The increase was primarily due to an increase in interest income of $0.8 million for the three months ending in September 2000, primarily due to reinvestment of funds from the November 1999 $46.8 million follow-on equity offering.

     Research and development expenses increased 7.9% to $2.0 million in the three months ended September 30, 2000 from $1.9 million in the three months ended September 30, 1999. The increase is primarily attributable to an increase in contracted research costs at various institutions, supplies and personnel costs. These increases were partially offset by a reduction in the cost of clinical trials. These costs tend to fluctuate from period to period depending upon the status of the Company’s research projects and collaborative efforts.

     General and administrative expenses increased 8.9% to $709,000 in the three months ended September 30, 2000 from $651,000 in the three months ended September 30, 1999. The increase is primarily the net result of increased personnel costs and fees related to a new Alabama share tax assessment, partially offset by a reduction in legal expenses.

Results of Operations (nine months ended September 30, 2000 compared to the nine months ended September 30, 1999)

     Revenues increased 134.4% to $7.9 million in the first nine months of 2000 from $3.4 million in the first nine months of 1999. The increase was primarily attributable to a milestone payment of $4.0 million received from The R.W. Johnson Pharmaceutical Research Institute (“RWJPRI”) in February 2000 versus a $2.0 million payment received from Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) in June 1999. Both RWJPRI and Ortho-McNeil are Johnson and Johnson companies. In addition, there was an increase of $2.3 million in interest income, primarily due to reinvestment of funds from the November 1999 $46.8 million follow-on equity offering.

     Research and development expenses increased 13.3% to $6.7 million in the first nine months of 2000 from $5.9 million in the first nine months of 1999. The increase is primarily attributable to an increase in contracted research costs at various institutions, supplies and personnel costs. These increases were partially offset by a decrease in costs associated with conducting clinical trials. These costs tend to fluctuate from period to period depending upon the status of the Company’s research projects and collaborative efforts.

     General and administrative expenses increased 22.4% to $2.6 million in the first nine months of 2000 from $2.1 million in the first nine months of 1999. The increase is primarily the result of increased personnel costs and fees related to a new Alabama share tax assessment, partially offset by a reduction in legal expenses. Royalty expense increased 100.0% to $0.4 million for the first nine months of 2000 due to royalty payments to the University of Alabama at Birmingham (UAB) in connection with milestone payments received from RWJPRI and Ortho-McNeil. These milestone payments were $4.0 million and $2.0 million for the nine months ended September 30, 2000 and September 30, 1999, respectively.

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

     At September 30, 2000, our cash, cash equivalents and securities held-to-maturity were $68.5 million, a decrease of $1.6 million from December 31, 1999, principally due to the funding of current operations and funding for the remodeling of our facilities.

     We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank. There was nothing drawn against this line as of September 30, 2000. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at current market rates. The operating lease requires us to pay monthly rent starting at $32,180 per month and escalating annually to a minimum of $41,987 per month in the final year, and our pro rata share of operating expenses and real estate taxes in excess of base year amounts.

     We are in the process of remodeling our facilities to gain additional laboratory space, update our existing laboratories, and add a small Good Manufacturing Practices (GMP) laboratory. In addition, we are updating our general office facility to provide for growth and efficiencies. The total cost of these changes, including furniture and laboratory equipment, is projected to be approximately $2.4 million. We expect to be completed with this phase of remodeling by December 31, 2000.

     At December 31, 1999, we had long-term capital lease and operating lease obligations, which provide for aggregate minimum payments of $301,171 in 2000, $299,253 in 2001 and $300,828 in 2002.

     Under the terms of our license agreement with RWJPRI and Ortho-McNeil, for the development and commercialization of our influenza neuraminidase inhibitors, we received an initial $6.0 million payment from Ortho-McNeil and an additional $6.0 million common stock equity investment from Johnson & Johnson Development Corporation in 1998. In June 1999, we received a $2.0 million milestone payment from Ortho-McNeil in connection with the initiation of Phase II clinical testing in the United States. In February 2000, we received a $4.0 million milestone payment from RWJPRI in connection with the initiation of Phase III clinical testing. In addition, we may receive cash payments upon specified developmental and regulatory milestones and royalties on product sales, if any. We cannot assure you that RWJPRI or Ortho-McNeil will continue to develop the product or, if they do so, that such development will result in receiving milestone payments, obtaining regulatory approval, or achieving future sales of licensed products. For example, on October 11, 2000 we were notified by RWJPRI that “due solely to logistical considerations,” during this influenza season, they would not be able to “initiate two clinical studies in the Northern Hemisphere for our influenza neuraminidase inhibitor in elderly patients.” However, they informed us that they “anticipate proceeding as planned with the pivotal Phase III clinical studies of RWJ-270201 in the Northern Hemisphere during this influenza season.”

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

Certain Risk Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, may never be profitable and may need additional financing

     Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of September 30, 2000, our accumulated deficit was approximately $60.2 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. These other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties under our existing license agreements or any future license agreements. In addition, we never expect to generate revenue directly from product sales. If we do not generate revenue, or if our drug development expenses increase, we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financing. If financing is not available on acceptable terms or not available at all, we may not have enough capital to continue our current business strategy.

If RWJPRI and Ortho-McNeil were to terminate, substantially modify or fail to fulfill their obligations under their license agreement with us, we would lose substantially all of our revenue

     If RWJPRI and Ortho-McNeil change their exclusive worldwide license agreement with us, including by terminating it or failing to fulfill their obligations, we would lose substantially all of our revenue. Approximately 59.2% of our revenues for the nine months ended September 30, 2000, approximately 46.9% of our revenues for the year ended December 31, 1999 and approximately 83.5% of our revenues for the year ended December 31, 1998 resulted from this license agreement. These revenues represent approximately 45.6% of our total revenues since our inception in 1986.

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

     On October 11, 2000, we were notified by RWJPRI that “due solely to logistical considerations, The R.W. Johnson Research Institute will not be in a position during this influenza season to initiate two clinical studies in the Northern Hemisphere for our influenza neuraminidase inhibitor in elderly patients.” RWJPRI also added that, “we anticipate proceeding as planned with the pivotal Phase III clinical studies of RWJ-270201 in the Northern Hemisphere during this influenza season.” RWJPRI also informed BioCryst that it is unlikely they will be able to file a new drug application (NDA) for RWJ-270201 with the U.S. Food and Drug Administration (FDA) before 2002. We issued a press release on October 12, 2000 to announce that we had been notified of this information by RWJPRI.

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

     The FDA regulates, among other things, the record keeping and storage of data pertaining to potential pharmaceutical products. We currently store most of our pre-clinical research data at our facility. While we do store duplicate copies of some of our clinical data offsite, we could lose important pre-clinical data if our facility incurs damage.

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

If our drug candidates do not achieve broad market acceptance, our business may never become profitable

     Our drug candidates, including our influenza neuraminidase inhibitor, may not gain the market acceptance required for us to be profitable even after they receive approval for sale by the FDA or foreign regulatory agencies. Influenza neuraminidase inhibitors are drugs designed to stop the spread of the flu virus in the body. The degree of market acceptance of any drug candidates that we or our partners develop will depend on a number of factors, including:

•	cost-effectiveness of our drug candidates;

•	their safety and effectiveness relative to alternative treatments, such as Hoffmann-La Roche’s and Glaxo Wellcome’s influenza neuraminidase inhibitors, amantadine, rimantadine, or vaccines for prevention of influenza;

•	reimbursement policies of government and third-party payers; and

•	marketing and distribution support for our drug candidates.

     Physicians, patients, payers or the medical community in general may not accept or use our drug candidates even after the FDA or foreign regulatory agencies approve the drug candidates. If our drug candidates do not achieve significant market acceptance, we will not have enough revenues to become profitable.

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

     If our influenza neuraminidase inhibitor drug candidate, RWJ-270201, receives FDA or foreign regulatory approval, it will have to compete with a number of products that are already on the market such as vaccines, the two influenza neuraminidase inhibitors already on the market, the drugs amantadine and rimantadine and with additional products that may beat RWJ-270201 to the market. If approved, RWJ-270201 will be, at best, the third neuraminidase inhibitor to the market, because the FDA has approved both Glaxo-Wellcome’s and Hoffman-La Roche’s neuraminidase inhibitors in the U.S. and both companies have also obtained approval in several other countries. Both Glaxo-Wellcome and Hoffmann-La Roche, the companies responsible for the development and marketing of the two neuraminidase inhibitors that reached the market before RWJ-270201, are large multinational pharmaceutical companies that have significant financial, technical and human resources and could therefore establish brand recognition and loyalty with consumers before RWJ-270201 is on the market. Another potential competitor is Aviron Inc. with their inhaled FluMist vaccine. They are in the process of completing the requirements they believe necessary to support a Biologics License Application to the FDA in the fourth quarter 2000. Products marketed by our competitors may prove to be more effective than our own, and our products, if any, may not offer an economically feasible or preferable alternative to existing therapies. If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of those rights would diminish.

     Our success will depend in part on our ability and the abilities of our licensors to obtain patent protection for our products, methods, processes and other technologies to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties. If we or our partners are unable to adequately protect or enforce our intellectual property rights for our products, methods, processes and other technologies, the value of the drug candidates that we license to derive revenue would diminish. Additionally, if our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs. The U.S. Patent and Trademark Office has issued to us a number of U.S. patents for our various inventions and we have in-licensed several patents from various institutions. We have filed additional patent applications and provisional patent applications with the U.S. Patent and Trademark Office. We have filed a number of corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications, as appropriate. We cannot assure you as to:

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

If users of our drug products are not reimbursed for use, future sales of our drug products will decline

     The lack of reimbursement for the use of our product candidates by hospitals, clinics, patients or doctors will harm our business. Medicare, Medicaid, health maintenance organizations and other third-party payers may not authorize or otherwise budget for the reimbursement of our products. Governmental and third-party payers are increasingly challenging the prices charged for medical products and services. We cannot be sure that third-party payers would view our product candidates as cost-effective, that reimbursement will be available to consumers or that reimbursement will be sufficient to allow our product candidates to be marketed on a competitive basis. Changes in reimbursement policies, or attempts to contain costs in the health care industry, limit or restrict reimbursement for our product candidates, would materially and adversely affect our business, because future product sales would decline and we would receive less royalty revenue.

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

If our computer systems fail, our business will suffer harm

     Our drug development activities depend on the security, integrity and performance of the computer systems supporting them, and the failure of our computer systems would delay or stop our drug development efforts. We currently store most of our pre-clinical and clinical data at our facility. Duplicate copies of some data are stored off-site, but we could lose important data if our systems are impaired. Any significant degradation or failure of our computer systems could cause us to inaccurately calculate or lose our data. Loss of data could result in significant delays in our drug development process and any system failure could harm our business and operations. We are in the process of upgrading our computer network and systems company-wide. Software we have installed is designed to automatically archive critical scientific raw data. We have installed additional hardware and software to protect our systems from outside intrusion.

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

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholder decisions

     Our directors, executive officers and some principal stockholders and their affiliates, including Johnson & Johnson Development Corporation, beneficially own approximately 31.2% of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

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

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2000, the 52-week range of the market price of our stock has been from $15.50 to $37.25 per share, and the market price has been as low as $4.25 since September 30, and, specifically, since the announcement by RWJPRI of the delay in two clinical studies on elderly patients using the influenza neuraminidase inhibitor RWJ-270201. This range is significantly greater than that experienced by many other companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

     None

Item 5. Other Information:

     None.

Item 6. Exhibits and Reports on Form 8-K:

a. Exhibits:

Number	Description

3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Composite Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

10.1	1991 Stock Option Plan, as amended and restated as of March 6, 2000. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 16, 2000 (Registration No. 333-39484).

10.2	Employment Agreement dated December 27, 1999 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ending December 31, 1999 dated March 24, 2000.

10.3	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.4	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company’s Form S-8 Registration Statement (Registration No. 33-95062).

10.5#	License Agreement dated as of September 14, 1998 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.6#	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.7#	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.8	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

27.1*	Financial Data Schedule.

#	Confidential treatment granted.

*	Filed herewith.

b.	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCRYST PHARMACEUTICALS, INC.

Date: November 8, 2000	/s/ Charles E. Bugg —————————————— Charles E. Bugg Chairman and Chief Executive Officer

Date: November 8, 2000	/s/ W. Randall Pittman —————————————— W. Randall Pittman Chief Financial Officer and Chief Accounting Officer