Form 10-K
period 2000-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2001-03-28
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000

OR

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________________ to ________________.

Commission File Number 000-23186

BIOCRYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	62-1413174 (I.R.S. employer identification no.)

2190 Parkway Lake Drive; Birmingham, Alabama 35244
(Address and zip code of principal executive offices)

(205) 444-4600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $.01 Par Value

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_    No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Although it is difficult to determine the number of shares owned by non-affiliates, the Registrant estimates that the aggregate market value of the Common Stock on March 20, 2001 (based upon the closing price shown on the Nasdaq National Market on March 20, 2001) held by non-affiliates was approximately $68,223,883. For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the Registrant.

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of March 20, 2001 was 17,539,960 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2001 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12 and 13 under Part III hereof.

PART I

ITEM 1. BUSINESS

Overview

     BioCryst Pharmaceuticals, Inc. is a biotechnology company focused on the development of pharmaceuticals for the treatment of infectious, inflammatory and cardiovascular diseases and disorders. Our most advanced drug candidate, RWJ-270201 (formerly referred to as BCX-1812), is an influenza neuraminidase inhibitor designed to treat and prevent viral influenza. We have licensed this drug candidate to The R.W. Johnson Pharmaceutical Research Institute, or RWJPRI, and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies.

Our Business Strategy

     Our business strategy is to use structure-based drug design technologies to develop innovative, small-molecule pharmaceuticals to treat a variety of diseases and disorders. We focus our drug development efforts on the development of potent, selective inhibitors of enzymes associated with several diseases. Enzymes are proteins that cause or enable biological reactions necessary for the progression of the disease or disorder. The specific enzymes on which we focus are called enzyme targets. Inhibition of these enzyme targets might be effective in the treatment of infectious, inflammatory, cardiovascular and other diseases and disorders. Inhibition means interfering with the functioning of an enzyme target, thereby stopping or slowing the progression of the disease or disorder. The principal elements of our strategy are:

•	Select and License Promising Enzyme Targets for the Development of Small-Molecule Pharmaceuticals. We use our technical expertise and network of academic and industry contacts to evaluate and select promising enzyme targets to license for developing small-molecule pharmaceuticals. Generally, small-molecule pharmaceuticals have more desirable characteristics. We choose enzyme targets that meet as many of the following criteria as possible:

•	serve important functions in disease pathways;

•	have well-defined active sites;

•	have known animal models that would be indicative of results in humans; and

•	have the potential for short duration clinical trials.

•	Focus on High Value-Added, Structure-Based Drug Design Technologies. We focus our drug discovery activities and expenditures on applications of structure-based drug design technologies to design and develop drug candidates. Structure-based drug design is a process by which we design a drug candidate through detailed analysis of the enzyme, which the drug candidate must inhibit in order to stop the progression of the disease or disorder. We believe that structure-based drug design is a powerful tool for efficient development of small-molecule drug candidates that have the potential to be safe, effective and relatively inexpensive to manufacture. Our structure-based drug design technologies typically allow us to design and synthesize multiple drug candidates that inhibit the same enzyme target. We believe this strategy can lead to broad patent protection and enhance the competitive advantages of our compounds.

•	Develop Inhibitors that are Promising Candidates for Commercialization. We test multiple compounds to identify those that are most promising for clinical development. We base our selection of promising development candidates on desirable product characteristics, such as initial indications of safety and efficacy. We believe that this focused strategy allows us to eliminate unpromising candidates from consideration sooner without incurring substantial clinical costs. In addition, we select drug candidates on the basis of their potential for relatively efficient Phase I and Phase II clinical trials that require fewer patients to initially indicate safety and efficacy. We will consider, however, more complex candidates with longer development cycles if we believe that they offer promising commercial opportunities.

1

     An important element of our business strategy is to control fixed costs and overhead through contracting and entering into license agreements with other parties. We maintain a streamlined corporate infrastructure that focuses exclusively on our strongest areas of expertise. By contracting with other parties specializing in aspects of our business in which we are not as strong, we believe that we can control costs, enable our drug candidates to reach the market more quickly and reduce our business risk. Key elements of our contracting strategy include:

•	Entering Into Relationships with Academic Institutions and Biotechnology Companies. Many academic institutions and biotechnology companies perform extensive research on the molecular and structural biology of potential drug development targets. By entering into relationships with these institutions, we believe we can significantly reduce the time, cost and risks involved in drug target development. Our collaborative relationships with such organizations may lead to the licensing of one or more drug targets or compounds. Upon licensing a drug target from one of these institutions, the scientists from the institution typically become working partners as members of our structure-based drug design teams. We believe this makes us a more attractive development partner to these scientists. In addition, we collaborate with outside experts in a number of areas, including crystallography, molecular modeling, combinatorial chemistry, biology, pharmacology, oncology, cardiology, immunology and infectious diseases. These collaborations enable us to complement our internal capabilities without adding costly overhead. We believe this strategy allows us to save valuable time and expense, complement our technology platform, and further diversify and strengthen our portfolio of drug candidates. An example of such a collaborative relationship is the arrangement that we have with The University of Alabama at Birmingham, or UAB, which has resulted in the initiation of many of our early drug development programs.

•	Licensing Drug Development Candidates to Other Parties. We plan to advance drug candidates through initial and or early-stage drug development, then license them to pharmaceutical or biotechnology partners for final development and global marketing. We believe partnerships are a good source of development payments, license fees, milestone payments and royalties. They also reduce the costs and risks, and increase the effectiveness, of late-stage product development, regulatory approval, manufacturing and marketing. We believe that focusing on discovery and early-stage drug development while benefiting from our partners’ proven development and commercialization expertise will reduce our internal expenses and allow us to have a larger number of drug candidates progress to late-stage drug development.

2

Products in Development

The following table summarizes BioCryst’s development projects as of March 1, 2001:

PROGRAM AND DISEASE CATEGORY/INDICATION	DELIVERY FORM	DEVELOPMENT STAGE	WORLDWIDE RIGHTS

Neuraminidase Inhibitor (RWJ-270201)
Viral/Influenza	Oral	Phase III	RWJPRI/Ortho-McNeil (1)
PNP Inhibitor (BCX-1777)
Autoimmune/T-cell related diseases	Intravenous	Preclinical	BioCryst
Complement Inhibitors
Cardiovascular, Inflammation	Oral	Discovery	BioCryst/3-D Pharmaceuticals
Parainfluenza Hemagglutinin-
Neuraminidase Inhibitors
Viral/Croup, viral pneumonia	Oral	Discovery	BioCryst
Tissue Factor/VIIa Inhibitors
Cardiovascular	Oral	Discovery	BioCryst
Hepatitis C Polymerase Inhibitors
Viral/Hepatitis C	Oral	Discovery	BioCryst
Rhinovirus Polymerase Inhibitors
Viral/Common cold	Oral	Early Discovery	BioCryst

(1)	We have licensed our neuraminidase inhibitor, RWJ-270201, to RWJPRI and Ortho-McNeil, both Johnson &Johnson companies.

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

     For most healthy children and adults, influenza is typically a moderately severe illness. However, for people with pre-existing medical conditions, influenza can be very severe and, in many cases, fatal. In these patients, bacterial infections may occur because the body’s immune system is so weakened by influenza that its defenses against bacteria are low. Bacterial pneumonia is the most common complication of influenza.

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

     Vaccines are available against the disease but have limitations: people require advance vaccination; vaccines are limited by their specificity to particular strains of the virus; and vaccines offer little protection if the vaccine is inaccurate. In addition, many people decline the required injections because of fear and/or discomfort. The ability of the virus to change its structure to avoid the body’s natural defenses is a serious obstacle to developing an effective vaccine against influenza. Different strains can arise when surface antigens on the virus (the portion of the virus that causes an immune reaction in humans) undergo minor genetic mutations each year as the virus replicates. Because of this mutation ability, the immunity acquired in response to infection by a particular strain of the virus does not provide adequate protection against viruses that subsequently arise. The production of a new vaccine each year is not only complex and expensive, but also an inefficient method of global disease control.

     Inhibiting Influenza Neuraminidase. Research during the past two decades has seen dramatic advances in understanding the molecular structure and function of the influenza virus. Considerable attention has been focused on the enzyme neuraminidase, which is located on the surface of the virus. Neuraminidase assists in the release and spread of the flu virus by breaking the chemical strands that hold the new viruses to the cell surface, allowing the replicated virus to spread and infect other cells. This process progresses until the host’s immune response can produce enough antibodies to bring the infection under control.

     Research suggests that inhibiting the neuraminidase enzyme would keep new viruses attached to the cell surface, thereby preventing the spread of the virus and the further infection of other cells. The subsequent quantities of virus in the bloodstream would not be enough to cause disease but would be sufficient to induce the body to mount an immune response.

     In addition to our neuraminidase inhibitor, both Hoffmann-La Roche, in collaboration with Gilead Sciences, and GlaxoSmithKline have neuraminidase inhibitors. Hoffmann-La Roche’s neuraminidase inhibitor is a twice-a-day, orally active neuraminidase inhibitor, while GlaxoSmithKline’s neuraminidase inhibitor is administered by dry powder inhaler twice a day. Both drugs have approval for marketing in the United States and other countries for treatment and prevention of influenza.

     Our Influenza Neuraminidase Inhibitor

     Background. In 1987, scientists at The University of Alabama at Birmingham, or UAB, in collaboration with our scientists, began determining the molecular structure of the influenza neuraminidase enzyme from several different strains of influenza, using X-ray crystallography. Subsequently, our scientists and UAB scientists developed numerous new inhibitors of these enzymes using structure-based drug design. We licensed the influenza neuraminidase program from UAB in 1994 and proceeded to complete the studies of the enzyme’s molecular structure needed to advance the development of neuraminidase inhibitors. The structure of the active site of influenza neuraminidase is similar among different viral strains. Because of this similarity, we believe that our neuraminidase inhibitors may be effective in the treatment and prevention of influenza, regardless of changes in the virus.

     Four of the patented compounds from our development efforts emerged as viable product development candidates. Preclinical studies demonstrated that our lead candidate, RWJ-270201, has the following benefits:

•	excellent safety profile;

•	inhibition of both influenza A and B;

4

•	effective when taken orally;

•	once-a-day dosage; and

•	can be made into a liquid form, allowing for use by the elderly and young children.

     Clinical Development. In September 1998, we entered an exclusive worldwide license agreement with The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil to develop and market our proprietary influenza neuraminidase inhibitors to treat and prevent viral influenza. Since we began our collaboration with RWJPRI and Ortho-McNeil, RWJ-270201 has moved through a series of Phase I and Phase II clinical trials and is now in Phase III clinical trials. In August 1999, we announced the preliminary results of a Phase II placebo-controlled, randomized study conducted by RWJPRI for the treatment of healthy volunteers infected with a strain of influenza A. RWJPRI advised us that the data from this Phase II study indicated a statistically significant reduction of flu virus in the body and that the drug was well-tolerated at all dosage levels. Phase III clinical trials were initiated in North America and Europe in February 2000, but there can be no guarantee that these trials will be completed and or successful.

     On October 11, 2000 we were notified by The R.W. Johnson Pharmaceutical Research Institute that “due solely to logistical considerations,” during the 2000-2001 influenza season, they would not be able to “initiate two clinical studies in the Northern Hemisphere for our influenza neuraminidase inhibitor in elderly patients.” However, they informed us that they “anticipate proceeding as planned with the pivotal Phase III clinical studies of RWJ-270201 in the Northern Hemisphere during the 2000-2001 influenza season.” RWJPRI also informed BioCryst that it is unlikely they will be able to file a new drug application for RWJ-270201 with the U.S. Food and Drug Administration before 2002.

     The R.W. Johnson Pharmaceutical Research Institute also notified BioCryst in late December 2000 that they would not initiate the North American Phase III clinical trial of RWJ-270201 during the 2000-2001 flu season, as planned. The FDA requested additional monitoring requirements that would require amending the study protocol for the North American Phase III trial. The necessary timing to accomplish this would delay the start of the trial and impact RWJPRI’s ability to enroll sufficient numbers of influenza subjects during this influenza season. Therefore, RWJPRI did not move this trial forward in North American during the 2000-2001 influenza season. As of March 2001, Phase III studies in Europe are ongoing.

PNP Inhibitor (BCX-1777)

     T-cell Related Diseases

     Overview. The human immune system employs specialized cells, including T-cells, to control infection by recognizing and attacking disease-causing viruses, bacteria and parasites. T-cells are an essential part of the body’s immune system that serve a dual purpose to both orchestrate and participate in the body’s immune response. For the most part, this system works flawlessly to protect the body. However, there are diseases in which T-cells multiply uncontrollably (T-cell proliferative diseases) or attack normal cells (autoimmune diseases). Proliferating T-cells have been implicated in a number of T-cell cancers, including cutaneous T-cell lymphoma.

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

     Our PNP Inhibitor

     Background. In June 2000, we licensed a series of potent inhibitors of purine nucleoside phosphorylase from Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd, New Zealand. The lead drug candidate from this collaboration, BCX-1777, is a more potent inhibitor of human lymphocyte proliferation than other known PNP inhibitors including our earlier PNP inhibitor, BCX-34. Extensive preclinical studies indicate that BCX-1777 can modulate T-cell activities in ways that we have never been able to achieve with BCX-34.

     We designed our initial drug candidate, BCX-34, to suppress T-cell replication without significantly affecting other cells. The Phase III clinical trials with the cream formulation of BCX-34 conducted in 1996 and 1997 did not show statistically significant results between the treated and placebo groups for the treatment of psoriasis, and cutaneous T-cell lymphoma. Therefore, we discontinued the topical program.

     An oral formulation of BCX-34 was developed and tested, but the dose levels were inadequate to inhibit enough of the enzyme to affect T-cell numbers. These clinical trials, however, were effective in establishing the safety of BCX-34 at various dose levels and activity at the maximum oral dose absorbable by the body. Consequently, we have discontinued further studies with BCX-34 and its series of compounds while we are moving forward with BCX-1777, which is 100 to 1000 times more potent than BCX-34 in vitro.

     Current Development Strategy. We expect to initiate the first clinical trial with an intravenous formulation of BCX-1777 mid-2001, which will be a Phase I study in healthy volunteers. In addition to assessing safety, we plan to monitor biochemical markers that reflect T-cell activity. In particular, we hope to determine if this more potent inhibitor of PNP is adequate for generating the biochemical changes necessary to affect T-cell diseases. Potential therapeutic indications include acute lymphoblastic leukemia, psoriasis, and rheumatoid arthritis.

Complement Inhibitors

     Complement Cascade

     Overview. The human body is equipped with defense mechanisms that respond aggressively to infection or injury. This response is uniquely designed for each challenge, whether caused by viruses, bacteria, or other matter harmful to the body. Once the immune system recognizes a “foreign invader,” complement is activated to destroy or remove it. The complement cascade is the term for a system of functionally linked enzymes that assists in the removal of bacteria or destruction of cells that the body does not recognize as its own.

     If these enzymes do not operate properly, they can cause adverse biological effects including tissue damage. This occurs in an unregulated way in certain medical situations such as cardiopulmonary bypass surgery.

     Our Complement Inhibitors

     Background. In October 1996, we established a collaborative drug discovery effort with 3-Dimensional Pharmaceuticals, Inc. in Philadelphia. Then, in 1997, working closely with scientists at UAB, we characterized the three-dimensional structure of one of the components of the complement cascade. Using X-ray crystallographic and molecular modeling techniques, we then designed and synthesized a class of small molecule compounds that are highly potent inhibitors of complement and certain other blood enzymes. However, these compounds were too close to toxicologic limits to be used during cardiopulmonary bypass surgery. Discovery work continues to design and develop small molecule inhibitors to block activation of the complement cascade.

     Current Development Strategy. We are focused on development of orally active inhibitors of the complement cascade for treatment of cardiovascular and inflammatory diseases and disorders. Specifically, our research and development is concentrated on the complement enzyme C1s. Together with 3-Dimensional Pharmaceuticals, Inc., we have developed a number of small molecule compounds that have potent activity against the enzyme C1s. Using structure-based drug design, our scientists are optimizing these compounds to identify promising candidates for preclinical testing. Therapeutic opportunities include rheumatoid arthritis, lupus, psoriasis and reperfusion injury.

Hepatitis C

     Overview. Hepatitis C has been described by some as the nation’s most common blood-borne infection. Up to 3% of the world population has been infected with the Hepatitis C virus. According to the National Centers for Disease Control, as many as 75% of those infected with the Hepatitis C virus will develop liver disease. The virus that causes Hepatitis C comes from a family of enveloped RNA viruses named Flaviviridae. While there are several approved treatments for chronic Hepatitis C using a combination therapy of interferon and ribavirin, there are some potentially severe side effects to these treatments.

     Background. In June 2000, we licensed intellectual property from Emory University related to the Hepatitis C polymerase target associated with Hepatitis C viral infections. Under the terms of the agreement, the research investigators from Emory provide us with materials and technical insight into the target.

     Current Development Strategy. We are targeting HCV polymerase through collaborative and in-house efforts. Specifically, we are focused on development of orally active inhibitors against the RNA-dependent RNA polymerase. Competition for this target is less intense than for the HCV protease target and history suggests the likelihood of designing an inhibitor against this target is better than for the more difficult serine protease.

Tissue Factor/VIIa

     Overview. A series of complicated reactions take place in the body whenever a blood clot begins to form. The major initiator of these reactions is an enzyme system called the Tissue Factor/VIIa complex. Animal tests show that various inhibitors of the Tissue Factor/VIIa complex can minimize blood clot formation as well as blood vessel reactions. This sort of inhibition has been tested with a number of biological agents including the natural inhibitor of the pathway, various mutants of tissue factor and antibodies against VIIa. However, there are no drugs currently on the market that intervene at the Tissue Factor/VIIa level.

     Background. We have an agreement with Sunol Molecular Corp. to expedite the discovery of new drug candidates designed to inhibit Tissue Factor/VIIa. Under the terms of this agreement, Sunol supplies us protein for our drug design program.

     Current Development Strategy. Our Tissue Factor/VIIa inhibitor project has emerged as our highest discovery priority. We have designed and synthesized a group of compounds that are potent and selective inhibitors of Tissue Factor/VIIa and further optimization is ongoing. We believe that small molecule inhibitors of Tissue Factor/VIIa may potentially be useful for treating acute coronary syndromes and complications associated with cardiovascular procedures, such as coronary angioplasty and stint insertions, because any type of damage to arteries and blood vessels exposes tissue factor, which then triggers clot formation. Myocardial infarction, unstable angina during and following angioplasty procedures and sepsis are all potential treatment options.

Parainfluenza Hemagglutinin-Neuraminidase

     Overview. The parainfluenza virus, or PIV, affects approximately five million infants, children and adults each year in the United States. The most common illness in children is an acute febrile respiratory infection. In its usual setting, hoarseness, croup, fever and a persistent cough develop, while young children and immunosuppressed adults can develop bronchitis and bronchial pneumonia. In the United States each year, approximately 70,000 children are hospitalized due to severe complications of parainfluenza virus infections.

     PIVs are negative-sense, single-stranded RNA viruses that possess two surface glycoproteins, hemagglutinin-neuraminidase, or HN and fusion F, or “spikes” on their surface. There are four types of PIV
(1 through 4) and two subtypes (4a and 4b) that cause infection. PIV is spread from respiratory secretions through close contact with infected persons or contact with contaminated surfaces or objects. Research suggests that parainfluenza virus infection and further spread of the virus could be prevented by blocking a single site on the surface of the virus HN — hemagglutinin-neuraminidase. The importance of HN in the life cycle and pathogenesis of PIV has been studied extensively. HN has three important functions:

•	recognizes and binds sialic acid containing receptors on cell surfaces;

•	mediates the fusion activity of the F protein for the viral entry into the host cell; and

7

•	catalyzes the removal of sialic acid from progeny virus particles to prevent viral self-agglutination.

     Background. In October 1999, we entered into an agreement with St. Jude Children’s Research Hospital in Tennessee, University of Bath in England and University of St. Andrews in Scotland for research and development related to PIV. Under the agreement, St. Jude Children’s Hospital, University of Bath and University of St. Andrews will provide us with compounds that will form the basis for our design and development of potential drug candidates for the treatment of parainfluenza virus infections.

     Current Development Strategy. Scientists at BioCryst have developed several potential compounds with potent activity against human PIV. In addition, we are working to develop animal models of the human viral disease. These disease models are important for further preclinical evaluation and our ability to assess safety and efficacy early on in the course of our studies.

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

     We believe that structure-based drug design technologies are superior to drug screening techniques. By identifying the target enzyme in advance and by discovering the chemical and molecular structure of the enzyme, we believe it is possible to design a better drug to interact with the enzyme. In addition, the structural data obtained by X-ray crystallographic analysis allow additional analysis and compound modification at each stage of the biological evaluation. This capability makes structure-based drug design a powerful tool for efficient development of drugs that are highly specific for particular enzyme target sites.

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

     During the years ended December 31, 1998, 1999 and 2000, we spent an aggregate of $26.6 million on research and development. Approximately $18.5 million of that amount was spent on in-house research and development, and $8.1 million was spent on contract research and development.

Collaborative Relationships

   Corporate Alliances

     3-Dimensional Pharmaceuticals, Inc.

     In October 1996, we signed a research collaboration agreement with 3-Dimensional Pharmaceuticals. Under this agreement, the companies will share resources and technology to expedite the discovery of new drug candidates for our complement inhibition program. The agreement combines our capabilities in structure-based drug design with the selection power of 3-Dimensional Pharmaceuticals’ Directed Diversity® technology, a proprietary method of directing combinatorial chemistry and high throughput screening toward specific molecular targets. In June 1999, we updated and renewed our original agreement to concentrate on selected complement enzymes as targets for the design of inhibitors. Under the terms of the 50-50 agreement, the companies conduct joint research to identify inhibitors of key serine proteases, which represent promising targets for inhibition of complement activation. If a drug candidate emerges as a result of the joint research, the companies will negotiate the product development and commercialization rights and responsibilities.

     The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc.

     We have entered into an exclusive worldwide license agreement with RWJPRI and Ortho-McNeil to develop and market our proprietary influenza neuraminidase inhibitors to treat and prevent viral influenza. In 1998, we received an initial $6.0 million payment from Ortho-McNeil and an additional $6.0 million common stock equity investment from Johnson & Johnson Development Corporation. In June 1999, we received a $2.0 million milestone payment from Ortho-McNeil in connection with the initiation of Phase II clinical testing in the United States. In February 2000, BioCryst received a $4 million milestone payment from RWJPRI in connection with the initiation of Phase III clinical trials of RWJ-270201, RWJPRI’s oral influenza neuraminidase inhibitor, in North America and Europe. In addition, we may receive additional cash payments upon achievement of specified developmental and regulatory milestones and royalties on product sales, if any.

     RWJPRI is responsible for research and development of the compounds, including expenses. Ortho-McNeil will market products approved by the FDA for marketing in the United States. Other Johnson & Johnson companies, including Janssen-Cilag, will market products approved for marketing outside the United States.

     Novartis AG

     In 1990, we entered into an exclusive worldwide license agreement with Novartis AG, formerly Ciba-Geigy, for use of certain of our PNP inhibitors, not including BCX-34. We received an initial $500,000 payment from Novartis, up to $300,000 of which is refundable in circumstances specified in the agreement. The agreement also provides for Novartis to pay us royalties on sales, if any, of the PNP inhibitors. We may never receive any revenue based on this license agreement.

     Sunol Molecular Corp.

     In April 1999, we entered into an agreement with Sunol. This agreement requires Sunol to conduct research and supply us with protein targets for drug design to expedite the discovery of new drug candidates designed to inhibit Tissue Factor/VIIa for our cardiovascular program.

   Academic Alliances

     The University of Alabama at Birmingham

     We have had a close relationship with The University of Alabama at Birmingham, or UAB, since our formation. Our Chairman and Chief Executive Officer, Dr. Bugg, was the previous Director of the UAB Center for Macromolecular Crystallography, and our President and Chief Operating Officer, Dr. Bennett, was the former President of UAB, the former Chairman of the Department of Medicine at UAB and a former Chairman of the Department of Microbiology at UAB. Several of our consultants are employed by UAB. UAB has one of the largest X-ray crystallography centers in the world with approximately 126 full-time staff members and approximately $19.9 million in research grants and contract funding in 2000. Three of our early programs, PNP, influenza neuraminidase and complement inhibitors, originated at UAB.

     When we were founded in 1986, we entered into an agreement with UAB that granted us exclusive rights to discoveries resulting from research relating to PNP. We also entered into an agreement with UAB that gives us the first option to obtain a non-exclusive license to patents and copyrights of UAB not developed in collaboration with us or an exclusive license, in some cases worldwide, to patents, copyrights or intellectual property arising from research of UAB collaborators or investigators under contract to us. Subsequently, we entered into agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for us in return for research payments and license fees. UAB has granted us certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with us. We have agreed to pay royalties on sales of any resulting product and to share in future payments received from other third-party collaborators. UAB has received and will continue to receive a portion of any license fees, milestone payments and royalties we receive from RWJPRI and Ortho-McNeil for the influenza collaboration. We have completed the research under the UAB influenza agreement. We are continuing to fund the research program under the complement inhibitors agreement, which entitles us to an assignment of, or a right to an exclusive license for, any inhibitors of specified complement enzymes developed by UAB scientists during the period of support or for a one-year period thereafter. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by us upon three-month’s notice and by UAB under certain circumstances.

     St. Jude Children’s Research Hospital, University of Bath and University of St. Andrews

     In October 1999, we entered into an agreement with St. Jude Children’s Research Hospital in Tennessee, University of Bath in England and University of St. Andrews in Scotland for research and development related to the parainfluenza virus, or PIV. Under the agreement, these organizations will provide us with compounds that will form the basis for our design and development of potential drug candidates for the treatment of PIV. Under the terms of these agreements, these organizations perform specific research for us in return for research payments and license fees. These organizations have granted us certain rights to any discoveries in these areas resulting from research developed by them or jointly developed with us. We have agreed to pay certain royalties on sales of any resulting product and to share in future payments received from other third-party collaborators, if any.

     Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd, New Zealand

     In June 2000, we licensed a series of potent inhibitors of purine nucleoside phosphorylase, or PNP, from Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd, New Zealand. The lead drug candidate from this collaboration is BCX-1777. We have the rights to develop and ultimately distribute this, or any other, drug candidate that might arise from research on these inhibitors. We have agreed to pay certain milestone payments for future development of these inhibitors, pay certain royalties on sales of any resulting product, and to share in future payments received from other third-party collaborators, if any.

     Emory University

     In June 2000, we licensed intellectual property from Emory University related to the Hepatitis C polymerase target associated with Hepatitis C viral infections. Under the terms of the agreement, the research investigators from Emory provide us with materials and technical insight into the target. We have agreed to pay Emory royalties on sales of any resulting product and to share in future payments received from other third party collaborators, if any.

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

     To date, we have been issued several U.S. patents that expire between 2009 and 2015 and relate to our PNP inhibitor compounds. We have also filed a patent application for new processes to prepare certain PNP inhibitors, and an application related to our PNP inhibitor compounds. The following patent applications are still pending: four U.S. patent applications, and two patent cooperation treaty (PCT) applications related to our neuraminidase inhibitors; a PCT application related to compounds and methods for detecting influenza virus; a U.S. application related to complement inhibitors; a PCT application relating to inhibiting T-cell proliferation; and a provisional U.S. application related to deazaguanine analogs, two provisional U.S. patent applications related to paramyxovirus neuraminidase; two provisional U.S. patent applications related to serine protease inhibitors; and a provisional U.S. patent application related to elevating inosine levels; and a provisional U.S. application related to RNA viral polymerase inhibitors. Our pending applications may not result in issued patents, and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially available.

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

     If approved, RWJ-270201 will likely be the third influenza neuraminidase inhibitor to the market behind the influenza neuraminidase inhibitors currently marketed by GlaxoSmithKline and Hoffmann-LaRoche, in collaboration with Gilead Sciences. We believe this may provide marketing challenges. However, we believe that there may be some advantages to not being first to market. We expect that both GlaxoSmithKline and Hoffmann-La Roche will play a major role in establishing the influenza treatment market and creating a demand for neuraminidase inhibitors on which Ortho-McNeil will be able to capitalize if our neuraminidase inhibitor is approved for marketing. Because neuraminidase inhibitors represent a new class of drugs that could impact a large number of people, a major education effort will be required to promote acceptance by both the treating physicians and the target population.

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

     We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP and complement inhibitors, Hepatitis C, Tissue Factor VIIa, parainfluenza and rhinovirus. In addition, we are aware that other companies or institutions are pursuing development of new drugs and technologies directly targeted at applications for which we are developing our drug compounds. For example, GlaxoSmithKline’s influenza neuraminidase inhibitor has received approval from the FDA to market their inhibitor in the United States and other countries. This product is administered in the form of a dry-powder inhaler, which could be difficult to use in some cases and may cause patient discomfort. The FDA also approved the influenza neuraminidase inhibitor developed by Hoffmann-La Roche, in collaboration with Gilead Sciences. We believe this may provide marketing challenges. In addition, other therapies are being developed for the treatment or prevention of influenza. Aviron is seeking marketing approval for the prevention of influenza in healthy children and healthy adults for their vaccine, FluMist™. The FDA is currently reviewing the Biologics License Application for FluMist™.

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

Government Regulation

     The FDA regulates the pharmaceutical and biotechnology industries in the United States, and our drug candidates are subject to extensive and rigorous domestic government regulations prior to commercialization. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. In foreign countries, our products are also subject to extensive regulation by foreign governments. These government regulations will be a significant factor in the production and marketing of any pharmaceutical products that we develop. Failure to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process may subject us to sanctions, including:

•	delays;

•	warning letters;

•	fines;

•	product recalls or seizures;

•	injunctions;

•	penalties;

•	refusal of the FDA to review pending market approval applications or supplements to approval applications;

•	total or partial suspension of production;

•	civil penalties;

•	withdrawals of previously approved marketing applications; and

•	criminal prosecutions.

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

     Our Phase I trials are designed to determine safety in a small group of patients or healthy volunteers. We also assess tolerances and the metabolic and pharmacologic actions of our drug candidates at different doses. After we complete the initial trials, we conduct Phase II trials to assess safety and efficacy and establish the optimal dose in patients. If Phase II trials are successful, we or our licensees conduct Phase III trials to verify the results in a larger patient population. Phase III trials are required for FDA approval to market a drug. A Phase III trial may require hundreds or even thousands of patients and is the most expensive to conduct. The goal in Phase III is to collect enough safety and efficacy data to obtain FDA approval for treatment of a particular disease.

     Initiation and completion of the clinical trial phases is dependent on several factors including things that are beyond our control. For example, the clinical trials are dependent on patient enrollment, but the rate at which patients enroll in the study depends on:

•	the size of the patient population we intend to treat;

•	the availability of patients;

•	the willingness of patients to participate; and

•	the patient meeting the eligibility criteria.

Delays in planned patient enrollment may result in increased expense.

     After completion of the clinical trials of a product, we or our licensees must submit a new drug application to the FDA for marketing approval before commercialization of the product. The FDA may not grant approval on a timely basis, if at all. The FDA, as a result of the Food and Drug Administration Modernization Act of 1997, has six months to review and act upon license applications for priority therapeutics that are for a life-threatening or unmet medical needs. Standard reviews can take between one and two years, and can even take longer if significant questions arise during the review process. The FDA may withdraw any required approvals, once obtained.

     In addition to clinical development regulations, we and our contract manufacturers and collaborators must comply with the applicable FDA current good manufacturing practice (“GMP”) regulations. GMP regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. Such facilities must be approved before we can use them in commercial manufacturing of our potential products. We or our contract manufacturers may not be able to comply with the applicable GMP requirements and other FDA regulatory requirements. If we or our contract manufacturers fail to comply, our business, financial condition and results of operations will be materially adversely affected.

Human Resources

     As of March 20, 2001, we had 66 employees, of whom 50 were engaged in research and development and 16 were in general and administrative functions. Our scientific staff, 27 of whom hold Ph.D. or M.D. degrees, has diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, and medicinal chemistry. We consider our relations with our employees to be satisfactory.

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

Name	Position
Albert F. LoBuglio, M.D. (Chairman)	Professor of Medicine and the Director of The University of Alabama at Birmingham Comprehensive Cancer Center.

Gordon N. Gill, M.D.	Professor of Medicine and Chair of the Faculty of Basic Biomedical Sciences at the University of California, San Diego School of Medicine.

Lorraine J. Gudas, Ph.D.	Professor and Chairman of the Department of Pharmacology of Cornell Medical College and the Revlon Pharmaceutical Professor of Pharmacology and Toxicology.

Herbert A. Hauptman, Ph.D.	President of the Hauptman-Woodward Medical Research Institute, Inc. (formerly the Medical Foundation (Buffalo), Inc.), and Research Professor in Biophysical Sciences at the State University of New York (Buffalo). Recipient of the Nobel Prize in Chemistry (1985).

Hamilton O. Smith, M.D.	Director of DNA Resources at Celera Genomics Corporation, and Professor, Molecular Biology and Genetics Department at The Johns Hopkins University School of Medicine, retired. Recipient of the Nobel Prize in Medicine (1978).

     The scientific advisors and the consultants are reimbursed for their expenses and receive nominal cash compensation in connection with their service and have been issued options and/or shares of common stock. The scientific advisors and the consultants are all employed by or have consulting agreements with entities other than us, some of which may compete with us in the future. The scientific advisors and the consultants are expected to devote only a small portion of their time to our business, although no specific time commitment has been established. They are not expected to participate actively in our affairs or in the development of our technology. Several of the institutions with which the scientific advisors and the consultants are affiliated may adopt new regulations or policies that limit the ability of the scientific advisors and the consultants to consult with us. The loss of the services of the scientific advisors and the consultants could adversely affect us to the extent that we are pursuing research or development in areas relevant to the scientific advisors’ and consultants’ expertise. To the extent members of our scientific advisory board or the consultants have consulting arrangements with or become employed by any of our competitors, we could be materially adversely affected. One member of the scientific advisory board, Dr. Gordon N. Gill, is a member of the Board of Directors of the Agouron Institute. The Agouron Institute is a shareholder in, and has had contractual relationships with, Agouron Pharmaceuticals, Inc., a subsidiary of Warner-Lambert, that uses a core technology similar to ours.

     Any inventions or processes independently discovered by the scientific advisors or the consultants may not become our property and will probably remain the property of such persons or of such persons’ employers. In addition, the institutions with which the scientific advisors and the consultants are affiliated may make available the research services of their personnel, including the scientific advisors and the consultants, to our competitors pursuant to sponsored research agreements. We require the scientific advisors and the consultants to enter into confidentiality agreements which prohibit the disclosure of confidential information to anyone outside of our company and require disclosure and assignment to us of their ideas, developments, discoveries or inventions. However, our competitors may gain access to trade secrets and other proprietary information developed by us and disclosed to the scientific advisors and the consultants.

ITEM 2. PROPERTIES

     Our administrative offices and principal research facility are located in 50,150 square feet of leased office space in Riverchase Industrial/Research Park in Birmingham, Alabama. The lease runs through June 30, 2010 with an option to lease for an additional five years at current market rates. We believe that our facilities are adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None. 15

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Marketsm under the symbol BCRX. The following table sets forth the low and high prices of our common stock as reported by Nasdaq for each quarter in 2000 and 1999:

	2000		1999
	Low	High	Low	High
First quarter	$18.63	$37.25	$6.38	$11.00
Second quarter	15.50	31.75	6.38	9.50
Third quarter	18.50	34.13	8.38	35.31
Fourth quarter	4.25	21.13	18.50	30.25

The last sale price of the common stock on March 9, 2001 as reported by Nasdaq was $6.125 per share.

As of March 9, 2001, there were approximately 393 holders of record of the common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31, (Dollars in thousands, except per share)
	2000	1999	1998	1997	1996
Statement of Operations Data:
Total revenues	$7,661	$5,329	$7,626	$2,693	$2,652
Research and development expenses	9,590	7,683	9,291	10,577	7,586
Loss before cumulative effect of change in
accounting principle	(5,490)	(5,298)	(4,785)	(10,619)	(7,698)
Cumulative effect of change in accounting
principle (See attached financial
statements and notes)	(6,088)	0	0	0	0

Net loss	$(11,578)	$(5,298)	$(4,785)	$(10,619)	$(7,698)

Amounts per common share:
Loss before cumulative effect of change in
accounting principle	$(.31)	$(.34)	$(.34)	$(.77)	$(.69)
Cumulative effect of change in accounting
principle (See attached financial
statements and notes)	(.35)	0	0	0	0

Net loss per share	$(.66)	$(.34)	$(.34)	$(.77)	$(.69)

Weighted average shares outstanding
(in thousands)	17,467	15,380	14,120	13,780	11,171

	December 31, (Dollars in thousands)
	2000	1999	1998	1997	1996
Balance Sheet Data:
Cash, cash equivalents and securities	$65,583	$70,047	$27,012	$24,643	$35,785
Total assets	70,826	73,387	29,100	26,485	37,149
Accumulated deficit	(70,045)	(58,467)	(53,170)	(48,384)	(37,766)
Total stockholders’ equity	61,481	71,403	27,682	25,285	35,403

16

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

     Our revenues have generally been limited to license fees, milestone payments, interest income, collaboration research and development fees. Prior to January 1, 2000, the Company recognized research and development fees, license fees and milestone payments as revenue when received. Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Research and development revenue on cost-reimbursement agreements is recognized as expenses are incurred, up to contractual limits. Research and development fees, license fees and milestone payments are recognized as revenue when the earnings process is complete, the Company has no further continuing performance obligations and has completed its performance under the terms of the agreement, in accordance with SAB 101. License fees and milestone payments received under licensing agreements that are related to future performance are deferred and taken into income as earned over the estimated drug development period. The Company has not received any royalties from the sale of licensed pharmaceutical products. It could be several years, if ever, before we will recognize significant revenue from royalties received pursuant to our license agreements, and we do not expect to ever generate revenue directly from product sales. Future revenues, if any, are likely to fluctuate substantially from quarter to quarter.

     We have incurred operating losses since our inception. Our accumulated deficit at December 31, 2000 was $70.0 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2000, we spent 30.0% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

17

•	large scale synthesis of compounds;

•	preclinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations to monitor and gather data on clinical trials; and

•	using statisticians to evaluate the results of clinical trials.

     The above expenditures for contract research and development for our current and future drug candidates will vary from quarter to quarter depending on the status of our research and development projects. For example, in June 2000, we strengthened our drug research and development efforts by signing two collaborative agreements. First, we signed an agreement with Emory University to facilitate the discovery of new drug candidates designed to inhibit Hepatitis C polymerase. In addition, we in-licensed a series of potent inhibitors of PNP from both Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd.

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

Year Ended December 31, 2000 Compared with the Year Ended December 31, 1999

     Collaborative and other research and development revenue increased 32.6% to $3,315,594 in 2000 from $2,499,679 in 1999, primarily due to a $0.7 million payment received for contract research work performed in 2000. Litigation settlement declined by $1.2 million in 2000, due to the settlement of a lawsuit in 1999 concerning a misfiling of a foreign patent by the Company’s former patent counsel. Interest and other income increased 166.8% to $4,345,761 in 2000 from $1,629,046 in 1999, primarily due to the reinvestment of funds from the November 1999 $46.8 million follow-on equity offering.

     Research and development expenses increased 24.8% to $9,590,352 in 2000 from $7,682,862 in 1999. The increase is primarily attributable to an increase in contracted research costs at various institutions, supplies, personnel and preclinical work performed on current targets. These increases were partially offset by a decrease in costs associated with conducting clinical trials. Theses costs tend to fluctuate from period to period depending upon the status of the Company’s research projects and collaborative efforts.

     General and administrative expenses increased 25.0% to $3,424,483 in 2000 from $2,738,494 in 1999. The increase was primarily the result of increased personnel costs and a new Alabama share tax assessment, partially offset by a reduction in legal expenses.

Year Ended December 31, 1999 Compared with the Year Ended December 31, 1998

     Collaborative and other research and development revenue decreased 60.8% to $2,499,679 in 1999 from $6,371,095 in 1998, primarily due to a $2.0 million milestone payment received from Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) in 1999 compared to the $6.0 million in up front fees received from Ortho-McNeil in 1998 for a license agreement for the Company’s influenza neuraminidase inhibitors. Litigation settlement increased to $1.2 million in 1999, representing the settlement of the lawsuit described above. Interest and other income increased 29.8% to $1,629,046 in 1999 from $1,254,881 in 1998, primarily due to an increase in the weighted average investment for 1999 as a result of the Company’s public offering in November 1999.

     Research and development expenses decreased 17.3% to $7,682,862 in 1999 from $9,291,146 in 1998. The decrease is primarily attributable to a decrease in costs associated with conducting clinical trials.

General and administrative expenses decreased 11.8% to $2,738,494 in 1999 from $3,104,925 in 1998. The decrease was primarily due to one-time fees incurred in connection with the license agreement (and related agreements) for the Company’s influenza neuraminidase inhibitors signed in September 1998.

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

     In addition, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with other parties to conduct certain research and development and using consultants. We expect to incur additional expenses, potentially resulting in significant losses, as we continue to expand our research and development activities and undertake additional preclinical studies and clinical trials of compounds, which have been or may be discovered. We also expect to incur substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

     At December 31, 2000, our cash, cash equivalents and securities held-to-maturity were $65.6 million, a decrease of $4.5 million from December 31, 1999, principally due to the funding of current operations and funding for the remodeling of our facilities.

     We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank, secured by a pledge of $600,000 in marketable securities. There was nothing drawn against this line as of December 31, 2000. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at current market rates. The operating lease requires us to pay monthly rent starting at $32,180 per month in July 2000 and escalating annually to a minimum of $41,987 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have pledged a U.S. Treasury security of $520,000 deposited in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount shall decrease by $65,000 annually, beginning July 1, 2001, throughout the term of the lease.

     During 2000, we remodeled our facilities to gain additional laboratory space, update our existing laboratories, and add a small good manufacturing practices (GMP) clean room. In addition, we updated our general office facility to provide for growth and efficiencies. The total cost of these changes, including furniture and laboratory equipment, was approximately $2.7 million. This phase of remodeling was completed in December 2000.

     At December 31, 2000, we had long-term capital lease and operating lease obligations, which provide for aggregate minimum payments of $448,750 in 2001, $450,376 in 2002 and $462,490 in 2003.

     Under the terms of our license agreement with The R.W. Johnson Pharmaceutical Research Institute (“RWJPRI”) and Ortho-McNeil, for the development and commercialization of our influenza neuraminidase inhibitors, we received an initial $6.0 million payment from Ortho-McNeil and an additional $6.0 million common stock equity investment from Johnson & Johnson Development Corporation in 1998. Both RWJPRI and Ortho-McNeil are Johnson and Johnson companies. In June 1999, we received a $2.0 million milestone payment from Ortho-McNeil in connection with the initiation of Phase II clinical testing in the United States. In February 2000, we received a $4.0 million milestone payment from RWJPRI in connection with the initiation of Phase III clinical testing. In addition, we may receive cash payments upon specified developmental and regulatory milestones and royalties on product sales, if any. We cannot assure you that RWJPRI or Ortho-McNeil will continue to develop the product or, if they do so, that such development will result in receiving milestone payments, obtaining regulatory approval, or achieving future sales of licensed products.

     We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	payments under collaborative and licensing agreements with corporate partners; and

•	through lease or loan financing and future public or private financing.

     We believe that our available funds will be sufficient to fund our operations at least through 2003. However, this is a forward-looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

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

     Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale-back or eliminate certain of our research and development programs.

Certain Risk Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, may never be profitable and may need additional financing

     Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of December 31, 2000, our accumulated deficit was approximately $70.0 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. These other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties under our existing license agreements or any future license agreements. In addition, we never expect to generate revenue directly from product sales. If we do not generate revenue, or if our drug development expenses increase, we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financing. If financing is not available on acceptable terms or not available at all, we may not have enough capital to continue our current business strategy.

If RWJPRI and Ortho-McNeil were to terminate, substantially modify or fail to fulfill their obligations under their license agreement with us, we would lose substantially all of our revenue

     If RWJPRI and Ortho-McNeil change their exclusive worldwide license agreement with us, including by terminating it or failing to fulfill their obligations, we would lose substantially all of our revenue. After applying SAB 101 on a pro forma basis, approximately 43.3% of our revenues for the year ended December 31, 2000, approximately 40.6% of our revenues for the year ended December 31, 1999 and approximately 34.7% of our revenues for the year ended December 31, 1998 resulted from this license agreement. These revenues represent approximately 25.5% of our total revenues since our inception in 1986. Under this agreement, RWJPRI and Ortho-McNeil have several rights that could delay or stop the development of our flu drug candidate, including sole discretion on all elements of research and development of RWJ-270201, timing and design of further clinical trials, sole control over the amount of resources devoted to the research and development of RWJ-270201 and the right to terminate or cancel the agreement, which they may do at any time on four months notice.

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

     Even more critical to our success is our ability to enter into successful collaborations for the late-stage clinical development, regulatory approval, manufacturing, marketing, sales and distribution of our drug candidates. Our strategy is to rely upon other parties for all of these steps so that we can focus exclusively on the key areas of our expertise. This heavy reliance upon third parties for these critical functions presents several risks, including:

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

     We licensed our flu drug candidate, RWJ-270201, to Ortho-McNeil and to RWJPRI, who is conducting Phase III clinical trials. However, the Phase III clinical trials may not be successful. Even if RWJPRI completes the Phase III trials, we do not know when, if ever, it will receive FDA or foreign regulatory agency approvals for, or when Ortho-McNeil will begin marketing of, RWJ-270201. If RWJPRI is unable to complete the clinical trials or demonstrate the safety and efficacy of our compounds, the loss of our future revenues that depend on the success of RWJ-270201 will harm our business. Even if the results of RWJPRI’s trials are positive, a product is not likely to be commercially available for two or more years, if at all.

     On October 11, 2000 we were notified by The R.W. Johnson Pharmaceutical Research Institute that “due solely to logistical considerations,” during the 2000-2001 influenza season, they would not be able to “initiate two clinical studies in the Northern Hemisphere for our influenza neuraminidase inhibitor in elderly patients.” However, they informed us that they “anticipate proceeding as planned with the pivotal Phase III clinical studies of RWJ-270201 in the Northern Hemisphere during the 2000-2001 influenza season.” RWJPRI also informed BioCryst that it is unlikely they will be able to file a new drug application for RWJ-270201 with the U.S. Food and Drug Administration before 2002.

     The R.W. Johnson Pharmaceutical Research Institute also notified BioCryst in late December 2000 that they would not initiate the North American Phase III clinical trial of RWJ-270201 during the 2000-2001 flu season, as planned. The FDA requested additional monitoring requirements that would require amending the study protocol for the North American Phase III trial. The necessary timing to accomplish this would delay the start of the trial and impact RWJPRI’s ability to enroll sufficient numbers of influenza subjects during this influenza season. Therefore, RWJPRI did not move this trial forward in North American during the 2000-2001 influenza season. As of March 2001, Phase III studies in Europe are ongoing.

If we or our licensees do not obtain and maintain governmental approvals for our products under development, we or our partners will not be able to sell these potential products, which would significantly harm our business because we will receive no revenue

     We or our licensees must obtain regulatory approval before marketing or selling our future drug products. If we or our licensees are unable to receive regulatory approval and do not market or sell our future drug products, we will never receive any revenue from such product sales. In the United States, we or our partners must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. The FDA or foreign regulatory agencies have not approved any of our drug candidates. If we or our licensees fail to obtain regulatory approval we will be unable to market and sell our future drug products. We have several drug products in various stages of preclinical and clinical development; however, we are unable to determine when, if ever, any of these products will be commercially available. Because of the risks and uncertainties in biopharmaceutical development, our drug candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If the FDA delays regulatory approval of our drug candidates, our management’s credibility, our company’s value and our operating results may suffer. Even if the FDA or foreign regulatory agencies approve a drug candidate, the approval may limit the indicated uses for a drug candidate and/or may require post-marketing studies.

     The FDA regulates, among other things, the record keeping and storage of data pertaining to potential pharmaceutical products. We currently store most of our preclinical research data at our facility. While we do store duplicate copies of most of our clinical data offsite, we could lose important preclinical data if our facility incurs damage.

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

     In June 1995, we notified the FDA that we submitted incorrect data for our Phase II studies of BCX-34 applied to the skin for cutaneous T-cell lymphoma and psoriasis. The FDA inspected us in November 1995 and issued us a List of Inspectional Observations, Form FDA 483, that cited our failure to follow good clinical practices. The FDA also inspected us in June 1996. The focus was on the two 1995 Phase II dose-ranging studies of topical BCX-34 for the treatment of cutaneous T-cell lymphoma and psoriasis. As a result of the investigation, the FDA issued us a Form FDA 483, which cited our failure to follow good clinical practices. BioCryst is no longer developing BCX-34; however, as a consequence of these two investigations, our ongoing and future clinical studies may receive increased scrutiny, which may delay the regulatory review process.

If our drug candidates do not achieve broad market acceptance, our business may never become profitable

     Our drug candidates, including our influenza neuraminidase inhibitor, may not gain the market acceptance required for us to be profitable even after they receive approval for sale by the FDA or foreign regulatory agencies. Influenza neuraminidase inhibitors are drugs designed to stop the spread of the flu virus in the body. The degree of market acceptance of any drug candidates that we or our partners develop will depend on a number of factors, including:

•	cost-effectiveness of our drug candidates;

•	their safety and effectiveness relative to alternative treatments, such as Hoffmann-La Roche’s and Glaxo- SmithKline’s influenza neuraminidase inhibitors, amantadine, rimantadine, or vaccines for prevention of influenza;

•	reimbursement policies of government and third-party payers; and

•	marketing and distribution support for our drug candidates.

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

     If our influenza neuraminidase inhibitor drug candidate, RWJ-270201, receives FDA or foreign regulatory approval, it will have to compete with a number of products that are already on the market such as vaccines, the two influenza neuraminidase inhibitors already on the market, the drugs amantadine and rimantadine and with additional products that may beat RWJ-270201 to the market. If approved, RWJ-270201 will be, at best, the third neuraminidase inhibitor to the market, because the FDA has approved both GlaxoSmithKline’s and Hoffman-La Roche’s neuraminidase inhibitors in the U.S. and both companies have also obtained approval in several other countries. Both GlaxoSmithKline and Hoffmann-La Roche, the companies responsible for the development and marketing of the two neuraminidase inhibitors that reached the market before RWJ-270201, are large multinational pharmaceutical companies that have significant financial, technical and human resources and could therefore establish brand recognition and loyalty with consumers before RWJ-270201 is on the market. Another potential competitor is Aviron Inc. with their inhaled FluMist™ vaccine. They completed the requirements necessary to support a Biologics License Application (BLA) and filed the BLA with the FDA in the fourth quarter 2000. Products marketed by our competitors may prove to be more effective than our own, and our products, if any, may not offer an economically feasible or preferable alternative to existing therapies. If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of those rights would diminish.

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

If our computer systems fail, our business will suffer

     Our drug development activities depend on the security, integrity and performance of the computer systems supporting them, and the failure of our computer systems could delay our drug development efforts. We currently store most of our preclinical and clinical data at our facility. Duplicate copies of all critical data are stored off-site in a bank vault. Any significant degradation or failure of our computer systems could cause us to inaccurately calculate or lose our data. Loss of data could result in significant delays in our drug development process and any system failure could harm our business and operations. We are continually evaluating our computer network and systems and making changes and upgrades as considered necessary. Software we have installed is designed to automatically archive critical scientific raw data. We have installed additional hardware and software to protect our systems from outside intrusion.

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

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2000, the 52-week range of the market price of our stock has been from $4.25 to $37.25 per share This range is significantly greater than that experienced by many other companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

27

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.

     The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing our risk. We invest excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limit the amount of credit exposure at any one institution. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we schedule our investments to have maturities that coincide with our cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALANCE SHEETS

	December 31,
	2000	1999
Assets
Cash and cash equivalents (Notes 1 and 3)	$ 8,455,802	$ 8,631,447
Securities held-to-maturity (Notes 1 and 3)	16,179,508	14,545,471
Deferred expense (Notes 1 and 10)	443,698	0
Prepaid expenses and other current assets	680,632	1,376,734

Total current assets	25,759,640	24,553,652
Securities held-to-maturity (Notes 1 and 3)	40,947,952	46,870,573
Furniture and equipment, net (Notes 1 and 2)	3,837,482	1,780,900
Patents and licenses, less accumulated amortization
of $2,917 in 2000 and $3,103 in 1999 (Note 1)	280,985	181,771

Total assets	$70,826,059	$73,386,896

Liabilities and Stockholders’ Equity
Accounts payable	$ 804,099	$ 291,545
Accrued expenses (Note 4)	287,724	447,904
Deferred revenue (Notes 1 and 10)	2,813,445	700,000
Accrued taxes, other than income (Note 4)	41,369	93,619
Accrued vacation	165,445	128,489
Current maturities of capital lease obligations (Note 5)	9,788	14,970

Total current liabilities	4,121,870	1,676,527
Capital lease obligations (Note 5)	0	6,896
Deferred revenue (Notes 1 and 10)	5,223,531	300,000
Stockholders’ equity (Notes 7 and 8):
Preferred stock, $.01 par value, shares authorized-
5,000,000; none issued and outstanding
Common stock, $.01 par value; shares authorized -
45,000,000; shares issued and outstanding -
17,536,821 - 2000; 17,263,878 - 1999	175,368	172,639
Additional paid-in capital	131,350,338	129,698,040
Accumulated deficit	(70,045,048)	(58,467,206)

Total stockholders’ equity	61,480,658	71,403,473

Commitments and contingency (Notes 5 and 9)
Total liabilities and stockholders’ equity	$70,826,059	$73,386,896

See accompanying notes to financial statements. 29

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2000	1999	1998
Revenues:
Collaborative and other research and
development (Notes 1, 9 and 10)	$ 3,315,594	$ 2,499,679	$ 6,371,095
Litigation settlement	0	1,200,000	0
Interest and other	4,345,761	1,629,046	1,254,881

Total revenues	7,661,355	5,328,725	7,625,976

Expenses:
Research and development	9,590,352	7,682,862	9,291,146
General and administrative	3,424,483	2,738,494	3,104,925
Royalty expense	132,773	200,000	0
Interest	3,354	5,009	14,986

Total expenses	13,150,962	10,626,365	12,411,057

Loss before cumulative effect of change in
accounting principle	$(5,489,607)	$(5,297,640)	$(4,785,081)
Cumulative effect of change in accounting
principle (Note 10)	(6,088,235)	0	0

Net loss	$(11,577,842)	$(5,297,640)	$(4,785,081)

Amounts per common share:
Loss before cumulative effect of change in
accounting principle	$(.31)	$(.34)	$(.34)
Cumulative effect of change in accounting
principle (Note 10)	(.35)	(.00)	(.00)

Net loss (Note 1)	$(.66)	$(.34)	$(.34)

Pro forma amounts assuming the change in
accounting principle is applied retroactively:
Net loss	$(5,489,607)	$(5,685,875)	$(10,485,081)
Net loss per common share	$(.31)	$(.37)	$(.74)
Weighted average shares outstanding (Note 1)	17,467,381	15,380,100	14,120,364

See accompanying notes to financial statements 30

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stock- Holders’ Equity
Balance at December 31, 1997	$138,177	$ 73,531,104	$(48,384,485)	$ 25,284,796
Sale of common stock, 918,836 shares	9,188	5,937,047		5,946,235
Exercise of stock options, 144,102 shares	1,441	614,655		616,096
Employee stock purchase plan sales, 23,597 shares	236	144,010		144,246
Exercise of warrants, 55,806 shares	558	295,842		296,400
Compensation cost		179,723		179,723
Net loss			(4,785,081)	(4,785,081)

Balance at December 31, 1998	149,600	80,702,381	(53,169,566)	27,682,415
Sale of common stock, 2,000,000 shares	20,000	46,757,627		46,777,627
Exercise of stock options, 277,814 shares	2,778	2,003,600		2,006,378
Employee stock purchase plan sales, 26,056 shares	261	179,709		179,970
Compensation cost		54,723		54,723
Net loss			(5,297,640)	(5,297,640)

Balance at December 31, 1999	172,639	129,698,040	(58,467,206)	71,403,473
Exercise of stock options, 255,170 shares, net	2,551	1,321,801		1,324,352
Employee stock purchase plan sales, 17,773 shares	178	225,968		226,146
Compensation cost		104,529		104,529
Net loss			(11,577,842)	(11,577,842)

Balance at December 31, 2000	$175,368	$131,350,338	$(70,045,048)	$ 61,480,658

See accompanying notes to financial statements. 31

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	1999	1998
Operating activities:
Net loss	$(11,577,842)	$(5,297,640)	$(4,785,081)
Adjustments to reconcile net loss to net cash used in
operating activities-
Depreciation and amortization	666,714	523,530	529,124
Amortization of patents and licenses	2,500	1,112	1,991
Non-monetary compensation cost	104,529	54,723	179,723
Deferred expense	(443,698)	0	0
Deferred revenue	7,736,976	700,000	0
Changes in operating assets and liabilities-
Prepaid expenses and other assets	(3,898)	(778,271)	(383,686)
Accounts payable	512,554	48,470	(2,105)
Accrued expenses	(160,180)	(163,551)	305,022
Accrued taxes, other than income	(52,249)	(43,107)	(29,451)
Accrued vacation	36,954	36,570	2,142

Net cash used in operating activities	(3,177,640)	(4,918,164)	(4,182,321)

Investing activities:
Purchases of furniture and equipment	(2,723,296)	(896,650)	(379,367)
Purchases of patents and licenses	(101,714)	(101,160)	(14,786)
Purchase of marketable securities	(10,807,925)	(60,058,059)	(13,564,857)
Maturities of marketable securities	15,096,509	13,342,760	19,750,500

Net cash provided by/(used in) investing activities	1,463,574	(47,713,109)	5,791,490

Financing activities:
Principal payments of debt and capital lease obligations	(12,077)	(12,603)	(57,896)
Exercise of stock options	1,324,352	2,006,378	616,096
Employee stock purchase plan stock sales	226,146	179,970	144,246
Exercise of warrants	0	0	296,400
Sale of common stock, net of issuance costs	0	46,777,627	5,946,235

Net cash provided by financing activities	1,538,421	48,951,372	6,945,081

Increase (decrease) in cash and cash equivalents	(175,645)	(3,679,901)	8,554,250
Cash and equivalents at beginning of period	8,631,447	12,311,348	3,757,098

Cash and cash equivalents at end of period	$ 8,455,802	$ 8,631,447	$ 12,311,348

See accompanying notes to financial statements. 32

NOTES TO FINANCIAL STATEMENTS

Note 1 — Accounting Policies

The Company

     BioCryst Pharmaceuticals, Inc., a Delaware corporation, (the “Company”) is a biotechnology company focused on the development of pharmaceuticals for the treatment of infectious, inflammatory and cardiovascular diseases and disorders. The Company has seven research projects, of which one has been licensed to The R. W. Johnson Pharmaceutical Research Institute, (RWJPRI), and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies, for clinical development. While the prospects for a project may increase as the project advances to the next stage of development, a project can be terminated at any stage of development. Until the Company generates revenues from either a research project or an approved product, its ability to continue research projects is dependent upon its ability to raise funds.

Net Loss Per Share

     The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares from unexercised stock options and warrants are excluded from the computation as their effect is anti-dilutive. Common stock equivalents of approximately 1,314,399, 2,422,245 and 2,469,348 shares were not used to calculate net loss per share in 2000, 1999 and 1998, respectively, because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for net loss per share for any of the periods presented.

Securities Held-to-Maturity

     The Company is required to classify debt and equity securities as held-to-maturity, available-for-sale or trading. The appropriateness of each classification is reassessed at each reporting date. The only dispositions were maturities of securities held-to-maturity. At December 31, 2000, securities held-to-maturity consisted of $57,127,460 of U.S. Agency securities carried at amortized cost. All of the non-current portions of securities held-to-maturity are U.S. Treasury and Agency securities that mature in 2002-5. The estimated fair value of all these securities at December 31, 2000 approximated $56,698,141. The Company has pledged $600,000 in securities to cover any future draw against the line of credit and a U.S. Treasury security of $520,000 deposited in escrow for the payment of rent and performance of other obligations specified in the lease dated July 12, 2000. The pledge for the lease shall decrease $65,000 annually throughout the term of the lease, beginning July 1, 2001.

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

Income Taxes

     The liability method is used in accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“Statement No. 109”). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Revenue Recognition

     Prior to January 1, 2000, the Company recognized research and development fees, license fees and milestone payments as revenue when received. Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Research and development revenue on cost-reimbursement agreements is recognized as expenses are incurred, up to contractual limits. Research and development fees and license fees are recognized as revenue when the earnings process is complete, the Company has no further continuing performance obligations and has completed its performance under the terms of the agreement, in accordance with SAB 101. License fees and milestone payments received under licensing agreements that are related to future performance are deferred and taken into income as earned over the estimated drug development period. The Company has not received any royalties from the sale of licensed compounds.

Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash equivalents to be all cash held in money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase.

Stock-Based Compensation

     The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, the Company’s stock option and employee stock purchase plans qualify as noncompensatory plans. Consequently, no compensation expense is recognized. Stock issued to non-employees is compensatory and a compensation expense is recognized under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”).

Use of Estimates

     Management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Reclassifications

     The 1999 and 1998 financial statements have been reclassified to conform to the 2000 financial statements presentation. The changes had no effect on the results of operations previously reported.

Note 2 — Furniture and Equipment

     Furniture and equipment consisted of the following at December 31:

	2000	1999
Furniture and fixtures	$ 951,354	$ 596,404
Laboratory equipment	2,246,281	1,527,775
Leased equipment	62,712	50,763
Leasehold improvements	3,141,317	1,503,426

	6,401,664	3,678,368
Less accumulated depreciation and amortization	2,564,182	1,897,468

Furniture and equipment, net	$3,837,482	$1,780,900

     The Company does not have any significant impairment losses under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Note 3 — Concentration of Credit and Market Risk

     The Company invests its excess cash principally in marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and primarily mature within less than four years. The Company has not realized any losses from such investments. At December 31, 2000, approximately $8,216,027 was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured.

Note 4 — Accrued Expenses and Taxes

     Accrued expenses and taxes were comprised of the following at December 31:

	2000	1999
Accrued clinical trials	$160,416	$202,524
Accrued bonus	0	80,000
Stock purchase plan withholdings	77,757	110,523
Accrued other	49,551	54,857

Accrued expenses	$287,724	$447,904

Accrued franchise tax	$ 6,120	$ 21,330
Accrued other	35,249	72,289

Accrued taxes, other than income	$ 41,369	$ 93,619

Note 5 — Lease and Debt Obligations

     The Company paid $3,354, $5,009 and $14,986 in interest on debt and lease obligations for the years ended December 31, 2000, 1999 and 1998, respectively. The Company had an unused line of credit of $500,000 at December 31, 2000.

     The Company has the following lease obligations at December 31, 2000:

	Capital Leases	Operating Leases
2001	$10,128	$ 438,622
2002	0	450,376
2003	0	462,490
2004	0	474,964
2005	0	480,028

Total minimum payments	10,128	$2,306,480

Less interest	340

Present value of future minimum payments	$ 9,788

Current portion	$ 9,788

Non-current portion	$ 0

     Rent expense for operating leases was $405,289, $348,177 and $299,811 in 2000, 1999 and 1998, respectively. The commitment for operating leases is primarily related to the building lease signed in July 2000, which expires in June 2010. The lease requires monthly rent starting at $32,180 per month in July 2000 and escalating annually to a minimum of $41,987 per month in the final year.

Note 6 — Income Taxes

     The Company has not had taxable income since incorporation and, therefore, has not paid any income tax. Deferred tax assets of approximately $31,667,000 and $26,650,000 at December 31, 2000 and 1999, respectively, have been recognized principally for the net operating loss and research and development credit carryforwards and have been reduced by a valuation allowance of $31,667,000 and $26,650,000 at December 31, 2000 and 1999, respectively. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized.

     At December 31, 2000, the Company had net operating loss and research and development credit carryforwards (“Carryforward Tax Benefits”) of approximately $60,600,000 and $5,800,000, respectively, which will expire in 2005 through 2020. Use of the Carryforward Tax Benefits will be subject to a substantial annual limitation due to the change of ownership provisions of the Tax Reform Act of 1986. The annual limitation is expected to result in the expiration of a portion of Carryforward Tax Benefits before utilization, which has been considered by the Company in its computations under Statement No. 109. Additional sales of the Company’s equity securities may result in further annual limitations on the use of the Carryforward Tax Benefits against taxable income in future years.

Note 7 — Stockholders’ Equity

Warrants

     During 1998, warrants were exercised to purchase 49,400 shares with cash and warrants were exercised to purchase 6,406 shares via net issue exercise by giving up warrants to purchase 92,394 shares. There were no warrants outstanding at December 31, 2000 and 1999.

Options

     In November 1991, the Board of Directors adopted the 1991 Stock Option Plan (“Plan”) for key employees and consultants of the Company and reserved 500,000 shares of common stock for the Plan. The Plan was approved by the stockholders on December 19, 1991. The term of the Plan is for ten years and includes both incentive stock options and non-statutory options. The option price shall not be less than the fair market value of common stock on the grant date. The options generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. Options are generally granted to all full-time employees.

     The Plan was amended and restated in February 1993 to effect the following changes: (I) divide the plan into two separate incentive programs: the Discretionary Option Grant Program and the Automatic Option Grant Program, (ii) increase the number of shares of the Company’s common stock available for issuance under the plan by 500,000 shares and (iii) expand the level of benefits available under the Plan. The Board amended the Plan on December 23, 1993 to increase the number of shares issuable under the Plan by 500,000 shares and subsequently amended and restated the Plan in its entirety on February 8, 1994. On March 16, 1995, the Board authorized another 500,000 shares for the Plan. The Plan was subsequently amended and restated effective March 3, 1997, which amendment and restatement included an increase of 1,000,000 shares. The Plan (as so amended and restated) was further amended March 1, 1999 to increase the share reserve by 400,000 shares. The Board amended and restated the Plan in its entirety on March 6, 2000 (the “Effective Date”), which increased the reserved shares by 1,200,000 and extended the term of the Plan for ten years from the date of the amendment. This restatement was approved by the Company’s stockholders on May 17, 2000. The automatic option grant program grants options to purchase 40,000 shares to new non-employee Board members and an additional 10,000 shares annually, after the fourth year, over such period of continued service. The vesting and exercise provisions are subject to acceleration in the event of certain stockholder-approved transactions (a “Corporate Transaction”), or upon the occurrence of a Change in Control as defined by the restated Plan.

The following is an analysis of stock options for the three years ended December 31, 2000:

	Options Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 1997	539,939	2,205,232	$ 7.82
Options granted	(495,400)	495,400	6.88
Options exercised		(144,102)	4.28
Options canceled	77,016	(77,016)	10.38

Balance December 31, 1998	121,555	2,479,514	7.61
Option plan amended	400,000
Options granted	(427,720)	427,720	19.65
Options exercised		(277,814)	7.22
Options canceled	80,616	(80,616)	8.24

Balance December 31, 1999	174,451	2,548,804	9.80
Option plan amended	1,200,000
Options granted	(380,890)	380,890	11.70
Options exercised		(256,949)	4.98
Options canceled	51,753	(51,753)	22.24

Balance December 31, 2000	1,045,314	2,620,992	10.30

     There were 1,718,834, 1,595,099 and 1,456,715 options exercisable at December 31, 2000, 1999 and 1998, respectively. The weighted-average exercise price for options exercisable was $9.03, $7.60 and $6.94 at December 31, 2000, 1999 and 1998, respectively.

     The following table summarizes at December 31, 2000, by price range, (1) for options outstanding the number of options outstanding, their weighted-average remaining life and their weighted-average exercise price and (2) for options exercisable the number of options exercisable and their weighted-average exercise price:

	Outstanding			Exercisable
Range	Number	Life	Price	Number	Price
$2 to $5	313,850	3.1	$ 4.10	313,850	$ 4.10
5 to 10	1,506,551	6.8	7.27	907,652	6.89
10 to 15	345,907	6.2	14.13	320,095	14.19
15 to 20	93,894	6.0	16.38	93,894	16.38
20 to 25	336,220	9.0	22.83	82,937	22.81
25 to 30	24,570	9.3	26.59	406	25.06

2 to 30	2,620,992	6.5	10.30	1,718,834	9.03

As of December 31, 2000, there were an aggregate of 3,751,515 shares reserved for future issuance of stock options and for the Stock Purchase Plan discussed in Note 8. 37

     The Company follows APB No. 25 in accounting for its Stock Option and Stock Purchase Plans and accordingly does not recognize a compensation cost. The Company has adopted the disclosure requirement of Statement No. 123. Since Statement No. 123 is only applied to options granted after 1994, the pro forma disclosure should not necessarily be considered indicative of future pro forma results when the full four-year vesting (the period in which the compensation cost is recognized) is included in the disclosure in 2000. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing method with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: no dividends, expected volatility of 88.9, 69.2 and 65.6 percent, risk-free interest rate of 5.5, 6.1 and 4.9 percent and expected lives of five years. The weighted-average grant-date fair values of options granted during 2000 under the Stock Option and Employee Stock Purchase Plans were $8.45 and $2.33, respectively. Had the Company adopted Statement No. 123 and determined its compensation cost based on the fair value at the grant dates in 2000, 1999 and 1998, the Company’s net loss and net loss per share would have been increased to the pro forma amounts shown below:

		2000	1999	1998
Net loss	As reported	$ (11,577,842)	$ (5,297,640)	$ (4,785,081)
	Pro forma	(14,420,425)	(7,179,691)	(6,363,575)
Net loss per share	As reported	(.66)	(.34)	(.34)
	Pro forma	(.83)	(.47)	(.45)

Note 8 — Employee Benefit Plans

     On January 1. 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made contributions of $190,486, $151,287 and $57,137 in 2000, 1999 and 1998, respectively.

     On May 29, 1995, the stockholders approved an employee stock purchase plan (“Stock Purchase Plan”) effective February 1, 1995. The Company has reserved 200,000 shares of common stock under the Stock Purchase Plan, of which 85,209 shares remain available for purchase at December 31, 2000. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during the six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. There were 17,773, 26,056 and 23,597 shares of common stock purchased under the Stock Purchase Plan in 2000, 1999 and 1998, respectively, at a weighted average price of $12.72, $6.90 and $6.11, respectively, per share.

Note 9 — Collaborative and Other Research and Development Contracts

     The Company granted Novartis Corporation, formerly Ciba-Geigy Corporation (“Novartis”), an option in 1990 to acquire exclusive licenses to a class of inhibitors arising from research performed by the Company by February 1991. The option was exercised and a $500,000 fee was paid to the Company in 1993. Milestone payments are due upon approval of a new drug application. The Company will also receive royalties based upon a percentage of sales of any resultant products. Up to $300,000 of the initial fee received is refundable if sales of any resultant products are below specified levels.

     On November 7, 1991, the Company entered into a joint research and license agreement with The University of Alabama at Birmingham (“UAB”). UAB performed specific research on Factor D for the Company for a period of approximately three years in return for research and license fees. The agreement was replaced by a new agreement on July 18, 1995 granting the Company a worldwide license in exchange for funding certain UAB research and sharing in any royalties or sublicense fees arising from the joint research. On November 17, 1994, the Company entered into another agreement for a joint research and license agreement on influenza neuraminidase granting the Company a worldwide license. Under this agreement, the Company funded certain UAB research and UAB shares in any royalties or sublicense fees arising from the joint research. The Company completed its research funding required by the agreements for both projects in 1998, but is still required to share any future royalties with UAB.

     In September 1998, the Company entered into a worldwide license agreement with RWJPRI and Ortho-McNeil, both Johnson & Johnson companies, to develop and market products to treat and prevent viral influenza. Under the terms of the agreement, the Company received an initial $6.0 million in 1998 and milestone payments of $2.0 million and $4.0 million in 1999 and 2000, respectively. The agreement provides for additional potential milestone payments and royalties based on future sales of licensed products. RWJPRI and Ortho-McNeil are responsible for all development, regulatory and commercialization expenses. The agreement is subject to termination by RWJPRI and Ortho-McNeil at any time and by the Company in certain circumstances. In addition, Johnson & Johnson Development Corporation (“JJDC”), another Johnson & Johnson company, made a $6.0 million equity investment in the Company in connection with signing the license agreement.

Note 10 — Change in Accounting Principle

As discussed in Note 1, effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with SAB 101. The cumulative effect of this change in accounting principle on prior years resulted in a charge to income of $6,088,235, which is included in the net loss for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase the loss before the cumulative effect of the accounting change by $1,205,000 ($.07 per share). The pro forma amounts presented in the income statement were calculated assuming the change was made retroactively to prior periods. For each quarter in 2000, the Company recognized net revenue of $405,882 that was included in the cumulative effect adjustment as of January 1, 2000. The amount of the cumulative effect adjustment will be recognized in future quarters until the entire cumulative effect adjustment is recycled into income. As of December 31, 2000, the balance of deferred revenue as a result of this change was $7,736,976, of which $2,813,445 is classified as current. The balance of deferred expense related to the deferred revenues was $443,698 as of December 31, 2000.

Note 11 — Quarterly Financial Information (Unaudited)(In thousands, except per share)

	First		Second		Third		Fourth
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2000 Quarters
Revenues	$ 5,223	$ 1,641	$ 1,585	$ 2,288	$ 1,105	$ 1,807	$ 1,925
Income (loss) before cumulative effect
of change in accounting principle	1,858	(1,336)	(1,995)	(1,332)	(1,643)	(980)	(1,842)
Cumulative effect of change in
accounting principle (Note 10)	0	(6,088)	0	0	0	0	0

Net income (loss)	$ 1,858	$(7,424)	$(1,995)	$(1,332)	$(1,643)	$ (980)	$(1,842)

Amounts per common share:
Income (loss) before cumulative effect
of change in accounting principle	$ .11	$ (.08)	$ (.11)	$ (.08)	$ (.09)	$ (.06)	$ (.11)
Cumulative effect of change in
accounting principle (Note 10)	.00	(.35)	.00	.00	.00	.00	.00

Net income (loss)	$ .11	$ (.43)	$ (.11)	$ (.08)	$ (.09)	$ (.06)	$ (.11)

1999 Quarters
Revenues	$ 539		$ 2,502		$ 335		$ 1,952
Net (loss)	(2,400)		(251)		(2,206)		(441)
Net (loss) per share	(.16)		(.02)		(.15)		(.03)

Net (loss) per share for the years 2000 and 1999 differed from the total of the individual quarters due to rounding. 39

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
BioCryst Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCryst Pharmaceuticals, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As discussed in Notes 1 and 10 to the financial statements, in 2000 the Company changed its method of revenue recognition.

/s/ ERNST & YOUNG, LLP

Birmingham, Alabama January 26, 2001 40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

Name	Age	Position(s) with the Company
Charles E. Bugg, Ph.D	59	Chairman, Chief Executive Officer and Director
J. Claude Bennett, M.D	67	President, Chief Operating Officer and Director
John A. Montgomery, Ph.D	76	Senior Vice President, Secretary, Chief Scientific Officer and Director
W. Randall Pittman	47	Chief Financial Officer, Assistant Secretary and Treasurer (3)
John R. Urhin	48	Vice President, Corporate Development
William W. Featheringill (1)(2)	58	Director
Edwin A. Gee, Ph.D. (1)(2)	81	Director
Zola P. Horovitz, Ph.D	66	Director
Joseph H. Sherrill, Jr	60	Director
William M. Spencer, III (1)(2)	80	Director
Randolph C. Steer, M.D., Ph.D	51	Director

(1) Member of the Compensation Committee (“Compensation Committee”).

(2) Member of the Audit Committee (“Audit Committee”).

(3) Ronald E. Gray held this position through January 9, 2000 and Mr. Pittman was named to this position on January 10, 2000.

     Charles E. Bugg, Ph.D., was named Chairman of the Board, Chief Executive Officer and Director in November 1993 and President in January 1995. Dr. Bugg relinquished the position of President in December 1996 when Dr. Bennett joined the Company in that position. Prior to joining the Company, Dr. Bugg had served as the Director of the Center for Macromolecular Crystallography, Associate Director of the Comprehensive Cancer Center and Professor of Biochemistry at The University of Alabama at Birmingham (“UAB”) since 1975. He was a Founder of the Company and served as the Company’s first Chief Executive Officer from 1987-1988 while on a sabbatical from UAB. Dr. Bugg also served as Chairman of the Company’s Scientific Advisory Board from January 1986 to November 1993. He continues to hold the position of Professor Emeritus in Biochemistry and Molecular Genetics at UAB, a position he has held since January 1994.

     J. Claude Bennett, M.D., was named President and Chief Operating Officer in December 1996 and elected a Director in January 1997. Prior to joining the Company, Dr. Bennett was President of The University of Alabama at Birmingham (“UAB”) from October 1993 to December 1996 and Professor and Chairman of the Department of Medicine of UAB from January 1982 to October 1993. Dr. Bennett served on the Company’s Scientific Advisory Board from 1989-96. He is co-editor of the Cecil Textbook of Medicine and former President of the Association of American Physicians. He is a member of the Scientific Advisory Committee of the Massachusetts General Hospital and continues to hold the position of Distinguished University Professor Emeritus at UAB, a position he has held since January 1997.

     John A. Montgomery, Ph.D., has been a Director since November 1989 and has been Secretary and Chief Scientific Officer since joining the Company in February 1990. He was Executive Vice President from February 1990 until May 1997, at which time he was named Senior Vice President. Dr. Montgomery was a Founder of BioCryst. Prior to joining the Company, Dr. Montgomery served as Senior Vice President of Southern Research Institute (“SRI”) of Birmingham from January 1981 to February 1990. He continues to hold the position of Distinguished Scientist at SRI, a position he has held since February 1990.

     W. Randall Pittman joined BioCryst on December 15, 1999 as consultant to the Chief Executive Officer and became Chief Financial Officer, Assistant Secretary and Treasurer on January 10, 2000. Prior to joining BioCryst, from September 1998 to August 1999, Mr. Pittman was Chief Financial Officer of Scandipharm, a pharmaceutical company. From October 1995 to September 1998, Mr. Pittman was Senior Vice President Finance of Caremark Inc. (formerly MedPartners, Inc.), a health care services company. He was previously Executive Vice President of AmSouth Bancorporation, a regional bank holding company. Mr. Pittman is a Certified Public Accountant.

     John R. Uhrin joined BioCryst in March 1998 as Vice President, Corporate Development with 21 years of sales and marketing experience in the pharmaceutical, biotechnology, medical and managed care industries. He joined BioCryst following 11 years at Genentech, Inc. From 1987 to 1998, he held various management positions at Genentech, most recently as Director of Special Projects/Managed Care. Prior to working for Genentech, he held various sales and management positions with Eli Lilly from 1977 to 1987.

     William W. Featheringill was elected a Director in May 1995. Mr. Featheringill is Chairman and Chief Executive Officer, since June 1995, of Electronic Healthcare Systems, a software company, and President, Chief Executive Officer and director, since 1973, of Private Capital Corporation, a venture capital company. Mr. Featheringill was Chairman and Chief Executive Officer of MACESS Corporation, which designs and installs paperless data management systems for the managed care industry, from 1988 to November 1995. MACESS Corporation merged with Sungard Data Systems in late 1995. From 1985 to December 1994, Mr. Featheringill was the developer, Chairman and President of Complete Health Services, Inc., a health maintenance organization which grew, under his direction, to become one of the largest HMOs in the southeastern United States. Complete Health Services, Inc. was acquired by United HealthCare Corporation in June 1994.

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

     Zola P. Horovitz, Ph.D., was elected a Director in August 1994. Dr. Horovitz was Vice President of Business Development and Planning at Bristol-Myers Squibb from 1991 until his retirement in April 1994 and previously was Vice President of Licensing at the same company from 1990 to 1991. Prior to that he spent over 30 years with The Squibb Institute for Medical Research, most recently as Vice President Research, Planning, & Scientific Liaison. He has been an independent consultant in pharmaceutical sciences and business development since his retirement from Bristol-Myers Squibb in April 1994. He serves on the Boards of Directors of 3-Dimensional Pharmaceuticals, Inc., Avigen, Inc., Diacrin, Inc., Magainin Pharmaceuticals, Inc., Palatin Technologies, Inc., Shire Pharmaceutical Corp. and Synaptic Pharmaceutical Corp.

     Joseph H. Sherrill, Jr., was elected a Director in May 1995. Mr. Sherrill served as President of R. J. Reynolds (“RJR”) Asia Pacific, based in Hong Kong, where he oversaw RJR operations across Asia, including licensing, joint ventures and a full line of operating companies from August 1989 to his retirement in October 1994. Prior management positions with RJR include Senior Vice President of Marketing for R.J. Reynolds International, President and Chief Executive Officer of R.J. Reynolds Tabacos de Brazil, and President and General Manager of R.J. Reynolds Puerto Rico. He serves on the Board of Directors of Piranha, Inc., an information technology company.

     William M. Spencer, III, has been a Director of the Company since its inception. Mr. Spencer, who is retired, is also a private investor in Birmingham, Alabama. Mr. Spencer is a Founder of the Company, and served as Chairman of the Board of the Company from its founding in 1986 until April 1992. He co-founded and operated Motion Industries from 1946 through its merger into Genuine Parts Company in 1976. He has founded several businesses and has served on the Board of Directors of numerous private corporations.

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

     In accordance with the terms of the Company’s Certificate of Incorporation, the Board of Directors has been divided into three classes with members of each class holding office for staggered three-year terms. Mr. Featheringill’s, Mr. Spencer’s and Mr. Sherrill’s terms expire at the 2002 annual meeting, Dr. Bennett’s, Dr. Horovitz’s, and Dr. Steer’s terms expire at the 2003 annual meeting and Dr. Bugg’s, Dr. Montgomery’s and Dr. Gee’s terms expire at the 2001 annual meeting (in all cases subject to the election and qualification of their successors or to their earlier death, resignation or removal). At each annual stockholder meeting, the successors to the Directors whose terms expire are elected to serve from the time of their election and qualification until the third annual meeting of stockholders following their election and until a successor has been duly elected and qualified. The provisions of the Company’s Certificate of Incorporation governing the staggered Director election procedure can be amended only by a shareholder’s vote of at least 75% of the eligible voting securities. There are no family relationships among any of the directors and executive officers of the Company. The Board has by resolution established the number of directors of the Company at nine (9) commencing with the 1999 Annual Meeting of Stockholders.

     The Company has an Audit Committee, consisting of Messrs. Featheringill, Gee and Spencer, which is responsible for the review of internal accounting controls, financial reporting and related matters. The Audit Committee also recommends to the Board the independent accountants selected to be the Company’s auditors and reviews the audit plan, financial statements and audit results. The Securities and Exchange Commission has adopted new audit committee disclosure rules and approved amendments for Nasdaq listing standards relating to audit committees on December 15, 1999 and the Board has adopted an Audit Committee Charter that meets all these rules. The Audit Committee members are “independent” directors as defined by the new listing standards.

     The Company also has a Compensation Committee consisting of Mr. Featheringill, Dr. Gee and Mr. Spencer. The Compensation Committee is responsible for the annual review of officer compensation and other incentive programs and is authorized to award options under the Company’s Stock Option Plan.

     The Company has a Nominating Committee comprised of all outside directors with terms not expiring in the current year for which the Nominating Committee will be nominating persons for election or re-election as directors.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

     Incorporated by reference to our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2001 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

(a) Financial Statements

Page in Form 10-K
The following financial statements appear in Item 8 of this Form 10-K:
Balance Sheets at December 31, 2000 and 1999	28
Statements of Operations for the years ended December 31, 2000, 1999 and 1998	29
Statements of Stockholders’ Equity for the years ended December 31, 2000, 1999 and 1998	30
Statements of Cash Flows for the three years ended December 31, 2000, 1999 and 1998	31
Notes to Financial Statements	32 to 38
Report of Independent Auditors	39

No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

(b) Reports on Form 8-K

     None

(c) Exhibits

Number	Description
3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Composite Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

10.1	1991 Stock Option Plan, as amended and restated as of March 6, 2000. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 16, 2000 (Registration No. 333-39484).

10.2	Employment Agreement dated December 27, 1999 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ending December 31, 1999 dated March 24, 2000.

10.3#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.4	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company’s Form S-8 Registration Statement (Registration No. 33-95062).

10.5#	License Agreement dated as of September 14, 1998 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the third quarter ending
September 30, 1998 dated November 10, 1998.

44

10.6#	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.7#	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.8	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

23	Consent of Independent Auditors.

# Confidential treatment granted. 45

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Birmingham, State of Alabama, on this 28th day of March, 2001.

BIOCRYST PHARMACEUTICALS, INC. By: /s/ Charles E. Bugg —————————————— Charles E. Bugg, Ph.D. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 28th, 2001:

Signature	Title(s)
/s/ Charles E. Bugg ———————————————— (Charles E. Bugg, Ph.D.)	Chairman, Chief Executive Officer and Director

/s/ J. Claude Bennett ———————————————— (J. Claude Bennett, M.D.)	President, Chief Operating Officer and Director

/s/ John A. Montgomery ———————————————— (John A. Montgomery, Ph.D.)	Executive Vice President, Secretary, Chief Scientific Officer and Director

/s/ W. Randall Pittman ———————————————— (W. Randall Pittman)	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ William W. Featheringill ———————————————— (William W. Featheringill)	Director

/s/ Edwin A. Gee ———————————————— (Edwin A. Gee, Ph.D.)	Director

/s/ Zola P. Horovitz ———————————————— (Zola P. Horovitz, Ph.D.)	Director

/s/ William M. Spencer ———————————————— (William M. Spencer, III)	Director

Joseph H. Sherrill, Jr. ———————————————— (Joseph H. Sherrill, Jr.)	Director

/s/ Randolph C. Steer ———————————————— (Randolph C. Steer, M.D., Ph.D.)	Director

46

INDEX TO EXHIBITS

Number	Description	Sequentially Numbered Page
3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Composite Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

10.1	1991 Stock Option Plan, as amended and restated as of March 6, 2000. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 16, 2000 (Registration No. 333-39484).

10.2	Employment Agreement dated December 27, 1999 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ending December 31, 1999 dated March 24, 2000.

10.3#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.4	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company’s Form S-8 Registration Statement (Registration No. 33-95062).

10.5#	License Agreement dated as of September 14, 1998 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.6#	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.7#	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.8	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

23	Consent of Independent Auditors.

# Confidential treatment granted. 47