Form 10-Q
period 2001-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2001-05-11
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________.

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

Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,539,960 shares of the Company’s Common Stock, $.01 par value, were outstanding as of April 25, 2001.

BIOCRYST PHARMACEUTICALS, INC.

INDEX

1

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOCRYST PHARMACEUTICALS, INC. CONDENSED BALANCE SHEETS March 31, 2001 and December 31, 2000 (In thousands)

	2001 (Unaudited)	2000 (Note 1)
ASSETS
Cash and cash equivalents	$ 16,610	$ 8,456
Securities held-to-maturity	16,653	16,179
Deferred expense	403	444
Prepaid expenses and other current assets	418	681

Total current assets	34,084	25,760
Securities held-to-maturity	29,478	40,948
Furniture and equipment, net	4,213	3,837
Patents	294	281

Total assets	$ 68,069	$ 70,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$ 240	$ 804
Accrued expenses	339	494
Deferred revenue	2,813	2,813
Current maturities of capital lease obligations	3	10

Total current liabilities	3,395	4,121
Deferred revenue	4,521	5,224
Stockholders’ equity:
Convertible preferred stock, $.01 par value, shares
authorized - 5,000; shares issued and outstanding - none
Common stock, $.01 par value, shares authorized -
45,000; shares issued and outstanding -
17,540 in 2001 and 17,537 in 2000	175	175
Additional paid-in capital	131,406	131,351
Accumulated deficit	(71,428)	(70,045)

Total stockholders’ equity	60,153	61,481

Total liabilities and stockholders’ equity	$ 68,069	$ 70,826

See accompanying notes to condensed financial statements. 2

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF OPERATIONS Three Months Ended March 31, 2001 and 2000 (In thousands, except per share) (Unaudited)

	2001	2000
Revenues:
Collaborative and other research and development	$ 703	$ 564
Interest and other	1,184	1,077

Total revenues	1,887	1,641

Expenses:
Research and development	2,530	1,936
General and administrative	699	1,028
Royalty expense	40	12
Interest	1	1

Total expenses	3,270	2,977

Loss before cumulative effect of change in accounting
principle	$(1,383)	$(1,336)
Cumulative effect of change in accounting principle	0	(6,088)

Net loss	$(1,383)	$(7,424)

Amounts per common share:
Loss before cumulative effect of change in accounting principle	$ (.08)	$ (.08)
Cumulative effect of change in accounting principle	.00	(.35)

	$ (.08)	$ (.43)

Weighted average shares outstanding (Note 2)	17,539	17,342

See accompanying notes to condensed financial statements. 3

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2001 and 2000 (In thousands) (Unaudited)

	2001	2000
Operating activities:
Net loss	$(1,383)	$(7,424)
Depreciation and amortization	235	155
Deferred expense	41	(565)
Deferred revenue	(703)	9,847
Non-monetary compensation	36	28
Changes in operating assets and liabilities, net	(457)	286

Net cash provided by/(used in) operating activities	(2,231)	2,327

Investing activities:
Purchases of furniture and equipment	(611)	(249)
Purchases of other assets	(13)	(7)
Purchases of marketable securities	(16,433)	(4,927)
Maturities of marketable securities	27,429	3,070

Net cash provided by/(used in) investing activities	10,372	(2,113)

Financing activities:
Principal payments on debt and capital lease obligations	(7)	(4)
Proceeds of sale/leaseback	0	11
Proceeds from sale of common stock	20	934

Net cash provided by financing activities	13	941

Increase in cash and cash equivalents	8,154	1,155
Cash and cash equivalents at beginning of period	8,456	8,631

Cash and cash equivalents at end of period	$ 16,610	$ 9,786

See accompanying notes to condensed financial statements. 4

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Preparation

     The condensed balance sheet as of March 31, 2001 and the condensed statements of operations and cash flows for the three months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles by the Company and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 and the notes thereto included in the Company’s 2000 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The condensed balance sheet as of December 31, 2000 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

Note 2.  Net Loss Per Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares from unexercised stock options and warrants are excluded from the computation, as their effect is anti-dilutive. For the three months ended March 31, 2001 and 2000, common stock equivalents of approximately 1,491,195 and 2,576,098 shares respectively, were not used to calculate net loss per share because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for net loss per share for any of the periods presented.

Note 3.  Subsequent Events

     On April 30, 2001, BioCryst Pharmaceuticals, Inc. announced that Ortho-McNeil Pharmaceuticals, Inc. (Ortho-McNeil) and the R.W. Johnson Pharmaceutical Research Institute (RWJPRI), both Johnson & Johnson companies, gave four months prior notice of termination of the worldwide license agreement with BioCryst to develop and market products to treat and prevent viral influenza. The drug candidate, currently named RWJ-270201, is being tested in Phase III clinical trials in Europe, which are still blinded. Ortho-McNeil indicated that this business decision was not related to the safety or efficacy of the drug candidate, but that other of its drug development programs were of a higher priority.

     Termination of the agreement by Ortho-McNeil returns all rights to BioCryst’s proprietary influenza neuraminidase inhibitors back to BioCryst. During the four-month transition period, Ortho-McNeil is required to maintain any work in progress on the drug candidate. In addition, Ortho-McNeil will transfer to BioCryst any and all improvements, information, data and materials connected to the licensed product including, but not limited to, clinical and chemical data, regulatory filings, specifications and third party agreements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking stat>ements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K.

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

     Our revenues have generally been limited to license fees, milestone payments, interest income, collaboration research and development fees. Prior to January 1, 2000, the Company recognized research and development fees, license fees and milestone payments as revenue when received. Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Research and development revenue on cost-reimbursement agreements is recognized as expenses are incurred, up to contractual limits. Research and development fees, license fees and milestone payments are recognized as revenue when the earnings process is complete, the Company has no further continuing performance obligations and has completed its performance under the terms of the agreement, in accordance with SAB 101. License fees and milestone payments received under licensing agreements that are related to future performance are deferred and taken into income as earned over the estimated drug development period. The Company has not received any royalties from the sale of licensed pharmaceutical products. It could be several years, if ever, before we will recognize significant revenue from royalties received pursuant to our current or any future license agreements, and we do not expect to ever generate revenue directly from product sales. Future revenues, if any, are likely to fluctuate substantially from quarter to quarter.

     We have incurred operating losses since our inception. Our accumulated deficit at March 31, 2001 was $71.4 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2000, we spent 30.0% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis of compounds;

•	preclinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations to monitor and gather data on clinical trials; and

•	using statisticians to evaluate the results of clinical trials.

6

     The above expenditures for contract research and development for our current and future drug candidates will vary from quarter to quarter depending on the status of our research and development projects. In addition, changes in our existing and future research and development and collaborative relationships will also impact the status of our research and development projects and expenses. For example, on April 30, 2001, we announced that Ortho-McNeil Pharmaceuticals, Inc. (Ortho-McNeil) and The R.W. Johnson Pharmaceutical Research Institute (RWJPRI), both Johnson & Johnson companies, gave four months prior notice of termination of the worldwide license agreement with BioCryst to develop and market products to treat and prevent viral influenza. We are preparing to move forward with further Phase III development of RWJ-270201 while we seek a new corporate partner to facilitate the final development and potential commercialization of this program. We expect to incur significant expenses as we move forward with further Phase III development of our influenza neuraminidase inhibitor.

     Although we may, in some cases, be able to control the timing of development expenses, in part by accelerating or decelerating certain of these costs, many of these costs will be incurred irrespective of whether or not we are able to discover and/or develop drug candidates or obtain collaborative partners for commercialization. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. If we fail to meet the research, clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the price of our common stock.

Results of Operations (three months ended March 31, 2001 compared to the three months ended March 31, 2000)

     Revenues increased 15.0% to $1.89 million in the three months ended March 31, 2001 from $1.64 million in the three months ended March 31, 2000. The increase was primarily due to an increase in revenue recognized as a result of the implementation of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101) in the first quarter of 2000. The cumulative effect of this change in accounting principle on prior years resulted in a charge to income of $6.09 million in the first quarter of 2000. During the first quarter of 2001, the Company recognized net revenue of $405,882 that was included in the cumulative effect adjustment as of January 1, 2000.

     Research and development expenses increased 30.7% to $2.53 million in the three months ended March 31, 2001 from $1.94 million in the three months ended March 31, 2000. The increase is primarily attributable to an increase in facilities expenses and personnel increases resulting from the expansion of our facility and staff during 2000.

     General and administrative expenses decreased 32.0% to $699,000 in the three months ended March 31, 2001 from $1,028,000 in the three months ended March 31, 2000. The decrease is primarily due to a reduction in legal fees and the reduced Alabama share tax assessment in 2001.

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

7

     In addition, we have   attempted to contain costs and reduce cash flow requirements by renting scientific   equipment and facilities, contracting with other parties to conduct certain research   and development and using consultants. We expect to incur additional expenses, potentially   resulting in significant losses, as we continue to expand our research and development activities and undertake additional preclinical studies and clinical trials of compounds, which have been or may be discovered. In addition, we expect to incur significant expenses as we move forward with further Phase III development of our influenza neuraminidase inhibitor, RWJ-270201, until we are able to negotiate a contract with a new corporate partner to facilitate the final development and potential commercialization of this drug candidate. We may not be able to find a new partner in a timely fashion or at all, which may increase our expenses. We also expect to incur substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

     At March 31, 2001, our cash, cash equivalents and securities held-to-maturity were $62.7 million, a decrease of $2.9 million from December 31, 2000, principally due to the funding of current operations.

     We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank, secured by a pledge of $600,000 in marketable securities. There was nothing drawn against this line as of March 31, 2001. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at current market rates. The operating lease requires us to pay monthly rent starting at $32,180 per month in July 2000 and escalating annually to a minimum of $41,987 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have pledged a U.S. Treasury security of $520,000 deposited in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount should decrease by $65,000 annually, beginning July 1, 2001, throughout the term of the lease.

     During 2000, we remodeled our facilities to gain additional laboratory space, update our existing laboratories, and add a small good manufacturing practices (GMP) clean room. In addition, we updated our general office facility to provide for growth and efficiencies. The total cost of these changes, including furniture and laboratory equipment, was approximately $2.7 million. We completed this remodeling phase in December 2000.

     At December 31, 2000, we had long-term capital lease and operating lease obligations, which provide for aggregate minimum payments of $448,750 in 2001, $450,376 in 2002 and $462,490 in 2003.

     Under the terms of our license agreement with RWJPRI and Ortho-McNeil for the development and commercialization of our influenza neuraminidase inhibitors, we received an initial $6.0 million payment from Ortho-McNeil and an additional $6.0 million common stock equity investment from Johnson & Johnson Development Corporation in 1998. In June 1999, we received a $2.0 million milestone payment from Ortho-McNeil in connection with the initiation of Phase II clinical testing in the United States. In February 2000, we received a $4.0 million milestone payment from RWJPRI in connection with the initiation of Phase III clinical testing. On April 30, 2001, we announced that Ortho-McNeil and RWJPRI gave four months prior notice of termination of the license agreement. As we seek a new corporate partner to facilitate the final development and potential commercialization of this drug candidate, we plan to continue to move forward with further Phase III development. We cannot assure you that we will be able to find a new partner to continue to develop the product or, if we do, that such partnership and the resulting development will result in receiving milestone payments, obtaining regulatory approval, or achieving future sales of licensed products.

     We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	payments under collaborative and licensing agreements with corporate partners, if any; and

•	through lease or loan financing and future public or private financing.

8

     We believe that our available funds will be sufficient to fund our operations at least through 2003. However, this is a forward-looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	the progress of our research, drug discovery and development programs;

•	changes in existing collaborative relationships;

•	our ability to establish additional collaborative relationships;

•	the magnitude of our research and development programs;

•	the scope and results of preclinical studies and clinical trials to identify drug candidates;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	our dependence on others for development and commercialization of our product candidates, in particular, our neuraminidase inhibitor; and

•	successful commercialization of our products consistent with our licensing strategy.

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

Certain Risk Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, may never be profitable and may need additional financing

     Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of March 31, 2001, our accumulated deficit was approximately $71.4 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. These other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties under our existing license agreements or any future license agreements. In addition, we never expect to generate revenue directly from product sales. If we do not generate revenue, or if our drug development expenses increase, we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financing. If financing is not available on acceptable terms or not available at all, we may not have enough capital to continue our current business strategy.

Because RWJPRI and Ortho-McNeil have given four months notice of termination of the worldwide license agreement with us, our future revenue generation is uncertain

     On April 30, 2001, we announced that Ortho-McNeil and RWJPRI gave four months prior notice of termination of the worldwide license agreement with us to develop and market products to treat and prevent viral influenza. As a result, we will lose a substantial amount of our expected revenue, other than the deferred revenue related to this agreement which will be taken into income fully by the end of the four-month period. After applying SAB 101 on a pro forma basis, approximately 37.3% of our revenues for the three months ended March 31, 2001, approximately 43.3% of our revenues for the year ended December 31, 2000 and approximately 40.6% of our revenues for the year ended December 31, 1999 resulted from this license agreement. These revenues represent approximately 26.4% of our total revenues since our inception in 1986. Because of the termination of this agreement, we will not receive any future milestone or other payments from RWJPRI or Ortho-McNeil.

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

     Our failure to engage in successful collaborations at any one of these stages would greatly impact our business. For example, we cannot assure you that we will license our proprietary influenza neuraminidase inhibitor to a new corporate partner to facilitate final development and potential commercialization on acceptable terms, if at all. If we do not license enzyme targets from academic institutions or from other biotechnology companies on acceptable terms, our product development efforts would suffer. Similarly, if the contract research organizations that conduct our initial clinical trials breached their obligations to us, this would delay or prevent the development of our drug candidates.

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

     We licensed our flu drug candidate to Ortho-McNeil and to RWJPRI, who has been conducting Phase III clinical trials. The drug candidate, currently named RWJ-270201, is being tested in Phase III clinical trials in Europe, which are still blinded. Termination of our agreement by Ortho-McNeil returns all rights to BioCryst’s proprietary influenza neuraminidase inhibitors back to BioCryst. During the four-month transition period, Ortho-McNeil is required to maintain any work in progress on the drug candidate. In addition, Ortho-McNeil will transfer to BioCryst any and all improvements, information, data and materials connected to the licensed product including, but not limited to, clinical and chemical data, regulatory filings, specifications and third party agreements. We are preparing to move forward with further Phase III development of RWJ-270201 while we seek a new corporate partner to facilitate the final development and potential commercialization of this program. Even if we or any potential licensee continues certain Phase III clinical trials they may not be successful. We do not know when, if ever, our drug candidate will complete all the required Phase III clinical trials, or when, if ever, it will receive FDA or foreign regulatory agency approvals for, or when, if ever, marketing of RWJ-270201 will begin. If we or any partners are unable to complete the clinical trials or demonstrate the safety and efficacy of our compounds, the loss of our future revenues that depend on the success of RWJ-270201 will harm our business. Even if the results of the Phase III trials are positive, a product is not likely to be commercially available for two or more years, if at all.

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

If our drug candidates do not achieve broad market acceptance, our business may never become profitable

     Our drug candidates, including our influenza neuraminidase inhibitor, may not gain the market acceptance required for us to be profitable even after they receive approval for sale by the FDA or foreign regulatory agencies. The degree of market acceptance of any drug candidates that we or our partners develop will depend on a number of factors, including:

•	cost-effectiveness of our drug candidates;

•	their safety and effectiveness relative to alternative treatments, such as Hoffmann-La Roche’s and GlaxoSmithKline’s influenza neuraminidase inhibitors, amantadine, rimantadine, or vaccines for prevention of influenza;

•	reimbursement policies of government and third-party payers; and

•	marketing and distribution support for our drug candidates.

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

If we face clinical trial liability claims related to the use or misuse of our compounds in clinical trials, our management’s time will be diverted and we will incur litigation costs

     We face an inherent business risk of liability claims in the event that the use or misuse of our compounds results in personal injury or death. We have not experienced any clinical trial liability claims to date, but we may experience these claims in the future. After commercial introduction of our products, we may experience losses due to product liability claims. We currently maintain clinical trial liability insurance coverage in the amount of $1.0 million per occurrence and $2.0 million in the aggregate, with an additional $5.0 million potentially available under our umbrella policy. The insurance policy may not be sufficient to cover claims that may be made against us. Clinical trial liability insurance may not be available in the future on acceptable terms, if at all. Any claims against us, regardless of their merit, could materially and adversely affect our financial condition, because litigation related to these claims would strain our financial resources in addition to consuming the time and attention of our management.

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

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2001, the 52-week range of the market price of our stock has been from $4.25 to $34.13 per share This range is significantly greater than that experienced by many other companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	status of new or existing licensing or collaborative agreements;

•	our licensees achieving or failing to achieve development milestones;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

•	regulatory developments in both the United States and foreign countries;

15

•	public concern as to the safety of pharmaceutical products;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	economic and other external factors or other disasters or crises; and

•	period-to-period fluctuations in our financial results.

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

None

Item 2.  Changes in Securities and Use of Proceeds:

None

Item 3.  Defaults Upon Senior Securities:

None

Item 4.  Submission of Matters to a Vote of Security Holders:

None

Item 5.  Other Information:

None

Item 6.  Exhibits and Reports on Form 8-K:

a.	Exhibits:

Number	Description
3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Composite Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

16

10.1	1991 Stock Option Plan, as amended and restated as of March 6, 2000. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 16, 2000 (Registration No. 333-39484).

10.2	Employment Agreement dated December 27, 1999 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ending December 31, 1999 dated March 24, 2000.

10.3#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.4	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company’s Form S-8 Registration Statement (Registration No. 33-95062).

10.5#	License Agreement dated as of September 14, 1998 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.6#	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.7#	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.8	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

#	Confidential treatment granted.

b.	Reports on Form 8-K: The following report on Form 8-K was filed by BioCryst on May 1, 2001.

Report dated May 1, 2001 reporting the termination by Ortho-McNeil Pharmaceuticals, Inc. and the R.W. Johnson Pharmaceutical Research Institute of their worldwide license agreement with BioCryst to develop and market products to treat and prevent viral influenza.

17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCRYST PHARMACEUTICALS, INC.

Date: May 11, 2001	/s/ Charles E. Bugg —————————
Charles E. Bugg
Chairman and Chief Executive Officer

Date: May 11, 2001	/s/ W. Randall Pittman —————————
W. Randall Pittman
Chief Financial Officer and Chief Accounting Officer

18