Form 10-Q
period 2001-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2001-11-07
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes   X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,592,160 shares of the Company’s Common Stock, $.01 par value, were outstanding as of October 31, 2001.

BIOCRYST PHARMACEUTICALS, INC.

INDEX

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC. CONDENSED BALANCE SHEETS September 30, 2001 and December 31, 2000 (In thousands)

ASSETS	2001 (Unaudited)	2000 (Note 1)
Cash and cash equivalents	$ 19,403	$ 8,456
Securities held-to-maturity	11,606	16,179
Deferred expense	0	444
Prepaid expenses and other current assets	618	681

Total current assets	31,627	25,760
Securities held-to-maturity	25,992	40,948
Furniture and equipment, net	4,916	3,837
Patents	312	281

Total assets	$ 62,847	$ 70,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$ 367	$ 804
Accrued expenses	433	494
Deferred revenue	0	2,813
Current maturities of capital lease obligations	0	10

Total current liabilities	800	4,121
Deferred revenue	300	5,224
Stockholders’ equity:
Convertible preferred stock, $.01 par value, shares
authorized - 5,000; shares issued and outstanding - none
Common stock, $.01 par value, shares authorized -
45,000; shares issued and outstanding -
17,572 in 2001 and 17,537 in 2000	176	175
Additional paid-in capital	131,624	131,351
Accumulated deficit	(70,053)	(70,045)

Total stockholders’ equity	61,747	61,481

Total liabilities and stockholders’ equity	$ 62,847	$ 70,826

See accompanying notes to condensed financial statements. 2

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF OPERATIONS Periods Ended September 30, 2001 and 2000 (In thousands, except per share) (Unaudited)

	Three Months		Nine Months
	2001	2000	2001	2000
Revenues:
Collaborative and other research and development	$ 3,400	$ 763	$ 7,737	$ 2,512
Interest and other	731	1,045	2,817	3,224

Total revenues	4,131	1,808	10,554	5,736

Expenses:
Research and development	2,830	2,038	8,073	6,676
General and administrative	689	709	2,045	2,613
Royalty expense	195	40	444	92
Interest	0	1	0	3

Total expenses	3,714	2,788	10,562	9,384

Income (loss) before cumulative effect of change in
accounting principle	$ 417	$ (980)	$ (8)	$(3,648)
Cumulative effect of change in accounting principle	0	0	0	(6,088)

Net income (loss) (Note 3):	$ 417	$ (980)	$ (8)	$(9,736)

Amounts per common share:
Income (loss) before cumulative effect of change in	$ .02	$ (.06)	$ (.00)	$ (.21)
accounting principle
Cumulative effect of change in accounting principle	.00	.00	.00	(.35)

Net income (loss) (Note 2):
Basic	$ .02	$ (.06)	$ (.00)	$ (.56)

Diluted	$ .02	$ (.06)	$ (.00)	$ (.56)

Weighted average shares outstanding (Note 2):
Basic	17,565	17,523	17,548	17,444
Diluted	17,602	17,523	17,548	17,444
See accompanying notes to condensed financial statements. 3

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2001 and 2000 (In thousands) (Unaudited)

	2001	2000
Operating activities:
Net loss	$ (8)	$ (9,736)
Depreciation and amortization	750	508
Deferred expense	444	(484)
Deferred revenue	(7,737)	8,440
Non-monetary compensation	108	78
Changes in operating assets and liabilities, net	(435)	(204)

Net cash used in operating activities	(6,878)	(1,398)

Investing activities:
Purchases of furniture and equipment	(1,829)	(1,548)
Purchases of other assets	(31)	(64)
Purchases of marketable securities	(24,450)	(8,905)
Maturities of marketable securities	43,979	10,622

Net cash provided by investing activities	17,669	105

Financing activities:
Principal payments on debt and capital lease obligations	(10)	(17)
Proceeds of sale/leaseback	0	12
Proceeds from sale of common stock	166	1,441

Net cash provided by financing activities	156	1,436

Increase in cash and cash equivalents	10,947	143
Cash and cash equivalents at beginning of period	8,456	8,631

Cash and cash equivalents at end of period	$ 19,403	$ 8,774

See accompanying notes to condensed financial statements. 4

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Preparation

     The condensed balance sheet as of September 30, 2001 and the condensed statements of operations and cash flows for the nine months ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles by the Company and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at September 30, 2001 and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 and the notes thereto included in the Company’s 2000 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The condensed balance sheet as of December 31, 2000 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

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

     For the three months ended September 30, 2001, common stock equivalents of approximately 36,570 shares were included in the weighted average shares outstanding used to calculate diluted income per share. For the three months ended September 30, 2000, common stock equivalents of approximately 2,359,000 were not used to calculate net loss per share because of their anti-dilutive effect. For the nine months ended September 30, 2001 and 2000, common stock equivalents of approximately 80,316 and 2,427,000 shares respectively, were not used to calculate net loss per share because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for net loss per share for any of the periods presented.

Note 3. Change in Accounting Estimate

     During the quarter ended June 30, 2001, the Company changed the estimate used to recognize the revenue and expense related to the worldwide license agreement with Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil) and The R.W. Johnson Pharmaceutical Research Institute (RWJPRI) for our influenza neuraminidase inhibitors. This change was made following Ortho-McNeil and RWJPRI’s four months prior notice of termination of this agreement. As a result, BioCryst recognized all remaining deferred revenues and expenses related to this agreement during the second and third quarters of 2001. Without this change in estimate, the Company would have had a net loss of $2,125,000, or $0.12 per share, and $5,313,000, or $0.30 per share, for the three and nine month periods ended September 30, 2001, respectively.

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

     We have incurred operating losses since our inception. Our accumulated deficit at September 30, 2001 was $70.1 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2000, we spent 30.0% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis of compounds;

•	preclinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations to monitor and gather data on clinical trials; and

•	using statisticians to evaluate the results of clinical trials.

6

     The above expenditures for contract research and development for our current and future drug candidates will vary from quarter to quarter depending on the status of our research and development projects. In addition, changes in our existing and future research and development and collaborative relationships will also impact the status of our research and development projects and expenses. For example, on April 30, 2001, we announced that Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil) and The R.W. Johnson Pharmaceutical Research Institute (RWJPRI), both Johnson & Johnson companies, gave four months prior notice of termination of the worldwide license agreement with BioCryst to develop and market products to treat and prevent viral influenza. The drug candidate, currently named RWJ-270201, is being tested in Phase III clinical trials, which are still blinded. Ortho-McNeil indicated that this business decision was not related to the safety or efficacy of the drug, but that other of its drug development programs were of a higher priority. As a result of this decision, BioCryst is moving forward with further Phase III development of RWJ-270201, while we seek a new corporate partner to facilitate the final development and potential commercialization of this drug candidate. We expect to incur significant expenses as we move forward with further Phase III development of our influenza neuraminidase inhibitor.

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

Results of Operations (three months ended September 30, 2001 compared to the three months ended September 30, 2000)

     Revenues increased 128.2% to $4.13 million in the three months ended September 30, 2001 from $1.81 million in the three months ended September 30, 2000. The revenue increase is due to a change in accounting estimate following Ortho-McNeil and RWJPRI’s four months prior notice of termination of the worldwide license agreement with BioCryst for our influenza neuraminidase inhibitors. As a result, BioCryst recognized all remaining deferred revenues and expenses related to this agreement during the second and third quarters of 2001. The deferred revenues from this agreement were recorded as a result of the implementation of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101) in the first quarter of 2000. During the third quarter of 2001, the Company recognized net revenue of $1,962,000 that was included in the cumulative effect adjustment as of January 1, 2000. Interest and other income decreased by $314,000 for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, primarily due to the reduction in cash from the expansion of our facilities and the funding of operations.

     Research and development expenses increased 38.7% to $2.83 million in the three months ended September 30, 2001 from $2.04 million in the three months ended September 30, 2000. The increase in expenses is primarily attributable to increased facilities expenses resulting from the expansion of our facilities during 2000 and the related increases in personnel during 2000 and 2001.

     General and administrative expenses decreased 2.8% to $689,000 in the three months ended September 30, 2001 from $709,000 in the three months ended September 30, 2000. Royalty expense increased 387.5% to $195,000 in the three months ended September 30, 2001 from $40,000 in the three months ended September 30, 2000. This increase is directly attributable to the change in accounting estimate resulting from the termination of our worldwide license agreement by Ortho-McNeil and RWJPRI for our neuraminidase inhibitor RWJ-270201.

Results of Operations (nine months ended September 30, 2001 compared to the nine months ended  September 30, 2000)

     Revenues increased 86.0% to $10.6 million in the nine months ended September 30, 2001 from $5.7 million in the nine months ended September 30, 2000. The revenue increase is due to a change in accounting estimate following Ortho-McNeil and RWJPRI’s four months prior notice of termination of the worldwide license agreement with BioCryst for our influenza neuraminidase inhibitors. As a result, BioCryst recognized all remaining deferred revenues and expenses related to this agreement during the second and third quarters of 2001. The deferred revenues from this agreement were recorded as a result of the implementation of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101) in the first quarter of 2000. During the nine months ended September 30, 2001, the Company recognized net revenue of $4,465,000 that was included in the cumulative effect adjustment as of January 1, 2000. Interest and other income decreased by $407,000 for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, primarily due to the reduction in cash from the expansion of our facilities and the funding of operations.

     Research and development expenses increased 20.8% to $8.07 million in the nine months ended September 30, 2001 from $6.68 million in the nine months ended September 30, 2000. The increase in expenses is primarily attributable to increased facilities expenses resulting from the expansion of our facilities during 2000 and the related increases in personnel during 2000 and 2001.

     General and administrative expenses decreased 21.5% to $2.05 million in the nine months ended September 30, 2001 from $2.61 million in the nine months ended September 30, 2000. The decrease is primarily due to a reduction in stockholder expenses and the reduced Alabama share tax assessment in 2001. Royalty expense increased 382.6% to $444,000 in the nine months ended September 30, 2001 from $92,000 in the nine months ended September 30, 2000. This increase is directly attributable to the change in accounting estimate resulting from the termination of our worldwide license agreement by Ortho-McNeil and RWJPRI for our neuraminidase inhibitor RWJ-270201.

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

     At September 30, 2001, our cash, cash equivalents and securities held-to-maturity were $57.0 million, a decrease of $8.6 million from December 31, 2000, principally due to the funding of current operations and the funding of capital expenditures for additional laboratories and the related equipment.

     We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank, secured by a pledge of $600,000 in marketable securities. There was nothing drawn against this line as of September 30, 2001. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at current market rates. Effective July 1, 2001, we amended the lease agreement by adding an additional 7,200 square feet at no additional charge until November 1, 2001. Effective November 1, 2001, the operating lease requires us to pay monthly rent starting at $37,447 per month and escalating each July 1 to a minimum of $47,437 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have pledged a U.S. Treasury security of $520,000 deposited in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount should decrease by $65,000 annually, beginning July 1, 2001, throughout the term of the lease.

     During 2000, we remodeled our facilities to gain additional laboratory space, update our existing laboratories, and add a small good manufacturing practices (GMP) clean room. In addition, we updated our general office facility to provide for growth and efficiencies. The total cost of these changes, including furniture and laboratory equipment, was approximately $2.7 million. We completed this remodeling phase in December 2000 and began another phase of construction in 2001 to add additional chemistry and biology laboratory space. This next phase should be completed by the end of the first half of 2002.

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

9

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

Certain Risk Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, may never be profitable and may need additional financing

     Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of September 30, 2001, our accumulated deficit was approximately $70.1 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. These other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties under our existing license agreements or any future license agreements. In addition, we never expect to generate revenue directly from product sales. If we do not generate revenue, or if our drug development expenses increase, we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financing. If financing is not available on acceptable terms or not available at all, we may not have enough capital to continue our current business strategy.

Because Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil) and The R.W. Johnson Pharmaceutical Research Institute (RWJPRI) have terminated their worldwide license agreement with us, our future revenue generation is uncertain

     On April 30, 2001, we announced that Ortho-McNeil and RWJPRI gave BioCryst four months prior notice of termination of the worldwide license agreement with us to develop and market products to treat and prevent viral influenza. The final termination of this agreement was effective on September 21, 2001. As a result, we have lost a substantial amount of our expected revenue. After applying SAB 101 on a pro forma basis, approximately 73.3% of our revenues for the nine months ended September 30, 2001, approximately 43.3% of our revenues for the year ended December 31, 2000 and approximately 40.6% of our revenues for the year ended December 31, 1999 resulted from this license agreement. These revenues represent approximately 40.4% of our total revenues since our inception in 1986. Because of the termination of this agreement, we will not receive any future milestone or other payments from RWJPRI or Ortho-McNeil.

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

     In 1998, we licensed our flu drug candidate to Ortho-McNeil and to RWJPRI, who has been conducting Phase III clinical trials. The drug candidate, currently named RWJ-270201, is being tested in Phase III clinical trials, which are still blinded. Termination by Ortho-McNeil returns all rights to BioCryst’s proprietary influenza neuraminidase inhibitors back to BioCryst. During the four-month transition period, Ortho-McNeil was required to maintain any work in progress on the drug candidate. Ortho-McNeil has transferred to BioCryst all improvements, information, data and materials connected to the licensed product including, but not limited to, clinical and chemical data, regulatory filings, specifications and third party agreements. We are continuing Phase III development of RWJ-270201 while we seek a new corporate partner to facilitate the final development and potential commercialization of this drug candidate. Even if we or any potential licensee continues certain Phase III clinical trials they may not be successful. We do not know when, if ever, our drug candidate will complete all the required Phase III clinical trials, or when, if ever, it will receive FDA or foreign regulatory agency approvals for, or when, if ever, marketing of RWJ-270201 will begin. If we or any partners are unable to complete the clinical trials or demonstrate the safety and efficacy of our compounds, the loss of our future revenues that depend on the success of RWJ-270201 will harm our business. Even if the results of the Phase III trials are positive, a product is not likely to be commercially available for three or more years, if at all.

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

     If our influenza neuraminidase inhibitor drug candidate, RWJ-270201, receives FDA or foreign regulatory approval, it will have to compete with a number of products that are already on the market such as vaccines, the two influenza neuraminidase inhibitors already on the market, the drugs amantadine and rimantadine and with additional products that may beat RWJ-270201 to the market. If approved, RWJ-270201 will be, at best, the third neuraminidase inhibitor to the market, because the FDA has approved both GlaxoSmithKline’s and Hoffman-La Roche’s neuraminidase inhibitors in the U.S. and both companies have also obtained approval in several other countries. Both GlaxoSmithKline and Hoffmann-La Roche, the companies responsible for the development and marketing of Relenza® and Tamiflu®, the two neuraminidase inhibitors that reached the market before RWJ-270201, are large multinational pharmaceutical companies that have significant financial, technical and human resources and could therefore establish brand recognition and loyalty with consumers before RWJ-270201 is on the market. Another potential competitor is Aviron Inc. with their inhaled FluMistTM vaccine. They completed the requirements necessary to support a Biologics License Application (BLA) and filed the BLA with the FDA in the fourth quarter 2000. On August 31, 2001, Aviron received a response letter from the FDA requesting additional information and clarification regarding clinical and manufacturing data in support of their BLA. Products marketed by our competitors may prove to be more effective than our own, and our products, if any, may not offer an economically feasible or preferable alternative to existing therapies. If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of those rights would diminish.

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

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholder decisions

     Our directors, executive officers and some principal stockholders and their affiliates, including Johnson & Johnson Development Corporation, beneficially own approximately 36.8% of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

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

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2001, the 52-week range of the market price of our stock has been from $3.00 to $21.13 per share This range is significantly greater than that experienced by many other companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

16

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

None

Item 3.     Defaults Upon Senior Securities:

None

Item 4.     Submission of Matters to a Vote of Security Holders:

None

Item 5.     Other Information:

None

Item 6.     Exhibits and Reports on Form 8-K:

a.	Exhibits:

Number	Description

3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Composite Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

10.1	1991 Stock Option Plan, as amended and restated as of March 6, 2000. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 16, 2000 (Registration No. 333-39484).

17

10.2	Employment Agreement dated December 27, 1999 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ending December 31, 1999 dated March 24, 2000.

10.3#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.4	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company’s Form S-8 Registration Statement (Registration No. 33-95062).

10.5#	License Agreement dated as of September 14, 1998 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.6#	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.7#	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.8	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

10.9*	Termination Agreement dated as of September 21, 2001 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc.

# Confidential treatment granted.
* Confidential treatment requested.

b.	Reports on Form 8-K:

None

18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2001	BIOCRYST PHARMACEUTICALS, INC. By: /s/ Charles E. Bugg —————————————— Charles E. Bugg Chairman and Chief Executive Officer
Date: November 7, 2001	By: /s/ W. Randall Pittman —————————————— W. Randall Pittman Chief Financial Officer and Chief Accounting Officer

19