Form 10-K405
period 2001-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2002-03-25
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____ to _____ .

Commission File Number 000-23186

BIOCRYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	62-1413174 (I.R.S. employer identification no.)

2190 Parkway Lake Drive; Birmingham, Alabama 35244
(Address of principal executive offices)

(205) 444-4600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $.01 Par Value

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Although it is difficult to determine the number of shares owned by non-affiliates, the Registrant estimates that the aggregate market value of the Common Stock on March 1, 2002 (based upon the closing price shown on the Nasdaq National Market on March 1, 2002) held by non-affiliates was approximately $47,821,986. For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the Registrant.

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of March 1, 2002 was 17,636,465 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2002 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12 and 13 under Part III hereof.

PART I

ITEM 1. BUSINESS

Overview

     BioCryst Pharmaceuticals, Inc. is a biotechnology company focused on drug discovery and development of pharmaceuticals for the treatment of viral, inflammatory/autoimmune and cardiovascular diseases and disorders. Our most advanced drug candidate, peramivir (formerly referred to as RWJ-270201), is an influenza neuraminidase inhibitor designed to treat and prevent viral influenza.

Our Business Strategy

     Our business strategy is to use structure-based drug design technologies to develop innovative, small-molecule pharmaceuticals to treat a variety of diseases and disorders. We focus our drug development efforts on building potent, selective inhibitors of enzymes associated with targeted diseases. Enzymes are proteins that cause or enable biological reactions necessary for the progression of the disease or disorder. The specific enzymes on which we focus are called enzyme targets. Inhibition of these enzyme targets might be effective in the treatment of infectious, autoimmune, inflammatory, cardiovascular and other diseases and disorders. Inhibition means interfering with the functioning of an enzyme target, thereby stopping or slowing the progression of the disease or disorder. The principal elements of our strategy are:

•	Select and License Promising Enzyme Targets for the Development of Small-Molecule Pharmaceuticals. We use our technical expertise and network of academic and industry contacts to evaluate and select promising enzyme targets to license for developing small-molecule pharmaceuticals. We choose enzyme targets that meet as many of the following criteria as possible:

•	serve important functions in disease pathways;

•	have well-defined active sites;

•	have known animal models that would be indicative of results in humans; and

•	have the potential for short duration clinical trials.

•	Focus on High Value-Added Structure-Based Drug Design Technologies. We focus our drug discovery activities and expenditures on applications of structure-based drug design technologies to design and develop drug candidates. Structure-based drug design is a process by which we design a drug candidate through detailed analysis of the enzyme target, which the drug candidate must inhibit in order to stop the progression of the disease or disorder. We believe that structure-based drug design is a powerful tool for efficient development of small-molecule drug candidates that have the potential to be safe, effective and relatively inexpensive to manufacture. Our structure-based drug design technologies typically allow us to design and synthesize multiple drug candidates that inhibit the same enzyme target. We believe this strategy can lead to broad patent protection and enhance the competitive advantages of our compounds.

•	Develop Inhibitors that are Promising Candidates for Commercialization. We test multiple compounds to identify those that are most promising for clinical development. We base our selection of promising development candidates on desirable product characteristics, such as initial indications of safety and efficacy. We believe that this focused strategy allows us to eliminate unpromising candidates from consideration sooner without incurring substantial clinical costs. In addition, we select drug candidates on the basis of their potential for relatively efficient Phase I and Phase II clinical trials that require fewer patients to initially indicate safety and efficacy. We will consider, however, more complex candidates with longer development cycles if we believe that they offer promising commercial opportunities.

1

     An important element of our business strategy is to control fixed costs and overhead through contracting and entering into license agreements with other parties. We maintain a streamlined corporate infrastructure that focuses exclusively on our strongest areas of expertise. By contracting with other specialty organizations, we believe that we can control costs, enable our drug candidates to reach the market more quickly and reduce our business risk. Key elements of our contracting strategy include:

•	Entering Into Relationships with Academic Institutions and Biotechnology Companies. Many academic institutions and biotechnology companies perform extensive research on the molecular and structural biology of potential drug development targets. By entering into relationships with these institutions, we believe we can significantly reduce the time, cost and risks involved in drug target development. Our collaborative relationships with such organizations may lead to the licensing of one or more drug targets or compounds. Upon licensing a drug target from one of these institutions, the scientists from the institution typically become working partners as members of our structure-based drug design teams. We believe this makes us a more attractive development partner to these scientists. In addition, we collaborate with outside experts in a number of areas, including crystallography, molecular modeling, combinatorial chemistry, biology, pharmacology, oncology, cardiology, immunology and infectious diseases. These collaborations enable us to complement our internal capabilities without adding costly overhead. We believe this strategy allows us to save valuable time and expense, and further diversify and strengthen our portfolio of drug candidates. An example of such a collaborative relationship is the arrangement that we have with The University of Alabama at Birmingham, or UAB, which has resulted in the initiation of several of our early drug development programs.

•	Licensing Drug Development Candidates to Other Parties. We plan to advance drug candidates through initial and/or early-stage drug development, then license them to pharmaceutical or biotechnology partners for final development and global marketing. We believe partnerships are a good source of development payments, license fees, milestone payments and royalties. They also reduce the costs and risks, and increase the effectiveness, of late-stage product development, regulatory approval, manufacturing and marketing. We believe that focusing on discovery and early-stage drug development while benefiting from our partners’ proven development and commercialization expertise will reduce our internal expenses and allow us to have a larger number of drug candidates progress to late-stage drug development.

2

Products in Development

The following table summarizes BioCryst’s development projects as of March 1, 2002:

PROGRAM AND CANDIDATE DISEASE CATEGORY/INDICATION	DELIVERY FORM	DEVELOPMENT STAGE	WORLDWIDE RIGHTS

Neuraminidase Inhibitor Peramivir	Oral	Phase III	BioCryst
(RWJ-270201) Viral/Influenza

PNP Inhibitor (BCX-1777)	Intravenous	Phase I/II	BioCryst
Autoimmune, inflammation/
T-cell related diseases

Tissue Factor/VIIa Inhibitors	Intravenous/	Lead	BioCryst
Cardiovascular/Acute coronary events,	oral	Optimization
anticoagulation

Complement Component C1s Inhibitors	Intravenous	Lead	BioCryst/3-D
Cardiovascular, inflammation/		Optimization	Pharmaceuticals
Acute coronary events, rheumatoid arthritis

Hepatitis C Polymerase Inhibitors	Oral	Lead	BioCryst
Viral/Hepatitis C		Optimization

Parainfluenza Hemagglutinin-	Oral	Discovery	BioCryst
Neuraminidase Inhibitors
Viral/Croup, viral pneumonia

Neuraminidase Inhibitor Peramivir (RWJ-270201)

   Influenza Background

     Overview. Influenza, commonly known as the flu, is perceived by many people as a transient, inconvenient viral infection that leaves its sufferers bedridden. Flu is a viral infection characterized by symptoms including fever, cough, sore throat, fatigue, headache, and/or chills. According to the U.S. Centers for Disease Control and Prevention (CDC), an estimated 35 to 50 million Americans suffer from influenza annually.

     The flu is particularly dangerous to the elderly, young children and debilitated patients. Flu and associated complications are the sixth leading cause of death in the United States accounting for approximately 20,000 deaths in the each year. A 1994 article in The New England Journal of Medicine estimated that the annual cost to the U.S. economy associated with influenza epidemics was in excess of $12 billion.

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

     The development of effective therapeutics has challenged medical researchers due to the seasonal variation in viral strains and the highly infectious nature of influenza. Patients, therefore, have limited treatment options. Amantadine and rimantadine are used for treatment of influenza A but are ineffective against influenza B. In addition, these drugs cause some adverse side effects, and the virus tends to develop resistance to these drugs.

     Vaccines are available against the disease but have limitations: people require advance vaccination; vaccines are limited by their specificity to particular strains of the virus; and vaccines offer little protection if the vaccine is inaccurate. In addition, many people decline the required injections because of fear and/or discomfort. The ability of the virus to change its structure to avoid the body’s natural defenses is a serious obstacle to developing an effective vaccine against influenza. Different strains can arise when surface antigens on the virus (the portion of the virus that causes an immune reaction in humans) undergo minor genetic mutations each year as the virus replicates. Because of this mutability, the immunity acquired in response to infection by a particular strain of the virus does not provide adequate protection against viruses that subsequently arise. The production of a new vaccine each year is not only complex and expensive, but also an inefficient method of global disease control.

     Inhibiting Influenza Neuraminidase. Research during the past two decades has seen dramatic advances in understanding the molecular structure and function of the influenza virus. Considerable attention has been focused on the enzyme neuraminidase, which is located on the surface of the virus. Neuraminidase assists in the release and spread of the flu virus by breaking the chemical strands that hold the new viruses to the cell surface, allowing the replicated virus to spread and infect other cells. This process progresses until the host’s immune response can produce enough antibodies to bring the infection under control. Inhibiting the neuraminidase enzyme keeps new viruses attached to the cell surface, thereby preventing the spread of the virus and the further infection of other cells. The subsequent quantities of virus in the bloodstream are not enough to cause disease but are sufficient to induce the body to mount an immune response.

     In addition to our neuraminidase inhibitor, both Hoffmann-La Roche, in collaboration with Gilead Sciences, and GlaxoSmithKline have neuraminidase inhibitors. Hoffmann-La Roche’s neuraminidase inhibitor is a twice-a-day, orally active neuraminidase inhibitor, while GlaxoSmithKline’s neuraminidase inhibitor is administered by dry powder inhaler twice a day. Both drugs are approved for marketing in the United States and other countries for treatment of influenza. Hoffman-La Roche’s neuraminidase inhibitor is also approved for prevention of influenza.

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

     By 1998, four patented compounds emerged as viable product development candidates. Preclinical studies determined the lead compound, peramivir, has the following benefits:

•	good safety profile;

•	inhibition of both influenza A and B;

•	effective when taken orally;

•	once-a-day dosage; and

•	can be made into a liquid form, allowing for use by the elderly and young children.

4

     Previous Licensing History.  In September 1998, BioCryst entered a worldwide license agreement with The R.W. Johnson Pharmaceutical Research Institute (RWJPRI) and Ortho-McNeil Pharmaceutical Inc. (Ortho-McNeil) both Johnson & Johnson companies, for development and commercialization of our influenza neuraminidase inhibitors, including peramivir.

     On April 30, 2001, BioCryst announced that Ortho-McNeil and RWJPRI, gave four months prior notice of termination of the worldwide license agreement with BioCryst to develop and market products to treat and prevent viral influenza. Subsequently, all rights to peramivir returned to BioCryst. Ortho-McNeil indicated that this business decision was not related to safety or efficacy of peramivir, but that other of its drug development programs were of a higher priority. The final termination of this agreement was effective on September 21, 2001.

   Clinical Development Status

     Phase II data – Summary. RWJPRI conducted two Phase II placebo-controlled, randomized studies for the treatment of healthy volunteers infected with a strain of either influenza A or influenza B. The primary endpoints were viral titers over time expressed as the area under the viral titer curve. Among infected subjects, peramivir produced a dose-dependent, anti-viral effect. In addition, oral, once daily peramivir was well tolerated and reported adverse events were similar for the active and placebo-treated groups.

     Phase III clinical trail – Overview.   Phase III clinical trials of peramivir were initiated in Europe in February 2000 by RWJPRI. The trials were continued, but not completed, during the 2000-2001 season, and remain blinded. On January 3, 2002, BioCryst announced that patient enrollment began in the United States in the Phase III trial with once-a-day orally administered peramivir. The multicenter, Phase III clinical trial is designed to enroll approximately 1,300 healthy adults. Prior to the resumption of enrollment in the U.S., 1,036 patients had been enrolled to one of three treatment groups. Approximately 65 study sites across the United States are now open to enroll patients in the regions where influenza is present and localized outbreaks of influenza are documented. The multicenter, Phase III clinical trial will assess the efficacy and safety of peramivir for the treatment of acute influenza A and influenza B infections in otherwise healthy adults. The primary endpoint is the length of time from the first dose to the clinically significant relief of influenza symptoms. The ongoing Phase III clinical trial with peramivir should be finished by early spring, with analyzed results available during the third quarter 2002.

PNP Inhibitor (BCX-1777)

   T-cell Related Diseases

     Overview. The link between T-cell proliferation and the purine nucleoside phosphorylase, or PNP, enzyme was first discovered approximately twenty-five years ago when a patient, who was genetically deficient in PNP, exhibited limited T-cell activity, but reasonably normal activity of other immune functions. In other patients lacking PNP activity, the T-cell population was selectively depleted; however, B-cell function tended to be normal. Based on these findings and the results of cell culture studies, inhibiting PNP produces selective suppression of T-cells without significantly impairing the function of other cells.

     The human immune system employs specialized cells, including T-cells, to control infection by recognizing and attacking disease-causing viruses, bacteria and parasites. T-cells are an essential part of the body’s immune system that serve a dual purpose to both orchestrate and participate in the body’s immune response. For the most part, this system works flawlessly to protect the body. However, when T-cells multiply uncontrollably, T-cell proliferative diseases, including T-cell cancers, occur.

     PNP Inhibition. PNP is an enzyme that plays an important role in T-cell proliferation, because it is necessary to maintain normal DNA synthesis in T-cells. Selective inhibition of PNP has an accumulation effect on certain nucleosides, including deoxyguanosine. As the concentration of deoxyguanosine increases within T-cells, it is converted by specific enzymes to deoxyguanosine triphosphate. A high concentration of deoxyguanosine triphosphate in T-cells blocks DNA synthesis and thus inhibits cell division.

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

   Current Development Strategy

     Overview. The first clinical trial with an intravenous formulation of BCX-1777 is a Phase I/II clinical trial for patients with relapsed or refractory acute lymphoblastic leukemia (ALL) and T-cell lymphoma. BCX-1777 is an investigational PNP inhibitor for the potential treatment of T-cell mediated disorders, including T-cell cancers, psoriasis, and rheumatoid arthritis. The Phase I/II trial is an open-label dose-escalation study of BCX-1777 in relapsed or refractory aggressive T-cell malignancies.

     BCX-1777 Clinical Development for Aggressive T-cell Malignancies. The Phase I/II clinical trial was developed in close collaboration with experts at The University of Texas M. D. Anderson Cancer Center. Despite encouraging results observed with other T-cell specific agents, the prognosis for patients with relapsed or refractory leukemia or lymphoma is poor and treatment options remain limited. The goal of the Phase I/II clinical trial is to determine the safety, biochemical and metabolic profile and therapeutic effect produced by BCX-1777 as it relates to the proposed mechanism of action in the inhibition of proliferating T-lymphocytes in patients with ALL or T-cell lymphoma.

     Acute Lymphoblastic Leukemia. The most common form of leukemia in children is acute lymphoblastic leukemia (also known as ALL). According to the Leukemia & Lymphoma Society, 3,500 new cases (adult and children combined) will be diagnosed in the United States this year. ALL results from an acquired injury to the DNA of a single cell in the bone marrow.

     T-cell Lymphoma. Lymphoma is a general term for a group of cancers that originate in the lymphatic system. About 63,600 Americans were diagnosed with lymphoma in 2001. T-cell Lymphoma results when a T-lymphocyte (a type of white blood cell) undergoes a malignant change and begins to multiply, eventually crowding out healthy cells and creating tumors, which enlarge the lymph nodes and invade other sites in the body.

     BioCryst’s PNP Experience. When BioCryst was founded in 1986, we entered into an agreement with The University of Alabama in Birmingham that granted us exclusive rights to discoveries resulting from research relating to PNP. Through structure-based drug design, scientists at BioCryst designed our initial drug candidate, BCX-34, to suppress T-cell replication without significantly affecting other cells.

     An oral formulation of BCX-34 was developed and clinical testing was initiated in 1996. Following clinical trials in patients with psoriasis, HIV and cutaneous T-cell lymphoma, we concluded that the dose levels of BCX-34 were inadequate to inhibit enough of the enzyme to affect T-cell numbers. These clinical trials, however, were effective in establishing the safety of BCX-34 at various dose levels and activity at the maximum oral dose absorbable by the body. Consequently, we discontinued further studies with BCX-34 in 2000 and we are currently moving forward with BCX-1777, which is 100 to 1000 times more potent than BCX-34 as measured by cell culture studies.

Tissue Factor/VIIa

   Overview

     A series of complicated reactions take place in the body whenever a blood clot begins to form. The major initiator of these reactions is an enzyme system called the Tissue Factor/VIIa complex. Animal tests show that various inhibitors of the Tissue Factor/VIIa complex can minimize blood clot formation as well as blood vessel reactions. This sort of inhibition has been tested with a number of biological agents including the natural inhibitor of the pathway, various mutants of tissue factor and antibodies against VIIa. However, there are no small molecule drugs currently on the market that intervene at the Tissue Factor/VIIa level.

     Background.  We have an agreement with Sunol Molecular Corp. to expedite the discovery of new drug candidates designed to inhibit Tissue Factor/VIIa. Under the terms of this agreement, Sunol supplies us protein for our drug design program.

   Current Development Strategy

     Our Tissue Factor/VIIa inhibitor project has emerged as our highest priority discovery program. We have designed and synthesized a group of compounds that are potent and selective inhibitors of Tissue Factor/VIIa and further optimization is ongoing. Currently, we have identified three potential compounds for advanced preclinical evaluation. The goal is to advance one compound into clinical development for treatment of an acute cardiovascular event during the next twelve months. During the first half of 2002, we plan to convene a cardiovascular advisory panel to discuss the program, lead optimization strategies, lead selection criteria, development plans and potential indications.

     We believe that small molecule inhibitors of Tissue Factor/VIIa may potentially be useful for treating acute coronary syndromes and complications associated with cardiovascular procedures, such as coronary angioplasty and stint insertions, because any type of damage to arteries and blood vessels exposes tissue factor, which then triggers clot formation. Myocardial infarction, unstable angina, restenosis during and following angioplasty procedures, and sepsis are all potential treatment targets.

Complement Inhibitors

   Complement Cascade

     Overview. The human body is equipped with defense mechanisms that respond aggressively to infection or injury. This response is uniquely designed for each challenge, whether caused by viruses, bacteria, or other matter harmful to the body. One of these mechanisms, called the complement system, is a system of functionally linked proteins that interact with one another in a highly regulated manner.

     The complement system functions as a “cascade” of enzymes that assist in the removal of bacteria or destruction of cells that the body does not recognize as its own. For example, once the immune system recognizes a “foreign invader,” complement is activated to destroy or remove it. There are two pathways of complement activation, the classical pathway and the alternative pathway. Antigen-antibody complexes usually initiate the classical pathway, while the alternative pathway is activated by bacterial, viral, parasite and membrane surfaces.

     Complement is designed to keep us healthy by fighting infection and injury. However, this same mechanism, if inappropriately activated, can cause a significant amount of tissue damage as a result of the rapid and aggressive enzyme activity. The tissue damage can result in acute medical reactions, including inflammatory reactions that accompany post heart attack reperfusion injury. Due to the biochemical mechanism of the complement cascade, BioCryst believes complement inhibitors may have therapeutic applications in several acute and chronic immunological disorders.

   Our Complement Inhibitors

     Background. In October 1996, we established a collaborative drug discovery effort with 3-Dimensional Pharmaceuticals, Inc. in Philadelphia. Then, in 1997, working closely with scientists at UAB, we characterized the three-dimensional structure of one of the components of the complement cascade. Using X-ray crystallographic and molecular modeling techniques, we then designed and synthesized a class of small molecule compounds that are highly potent inhibitors of complement and certain other blood enzymes. However, these compounds had to be administered at concentrations that were too close to toxicologic limits in order to be used clinically. Discovery work continues to design and develop small molecule inhibitors to block activation of the complement cascade.

   Current Development Strategy

     BioCryst and 3-Dimensional Pharmaceuticals, Inc., have developed a number of small molecule compounds that have potent activity against the complement enzyme C1s. Lead optimization is underway with a select group of inhibitors to identify a promising candidate for preclinical testing. We expect to advance a lead candidate during 2002 and hope to file an Investigational New Drug application with the Food and Drug Administration within the next twelve months. The goal is to pursue a development path to address reperfusion injury. Other therapeutic opportunities include rheumatoid arthritis, lupus, and psoriasis.

Hepatitis C

   Overview

     Hepatitis C virus (HCV) infection has been described in the New England Journal of Medicine as the nation’s most common chronic blood-borne infection. Up to 3% of the world population has been infected with the Hepatitis C virus. According to the National Centers for Disease Control, as many as 75% of those infected with the Hepatitis C virus will develop liver disease. While there are several approved treatments for chronic Hepatitis C using a combination therapy of interferon and ribavirin, there are some potentially severe side effects to these treatments.

     Background. In June 2000, we licensed intellectual property from Emory University related to the Hepatitis C polymerase target associated with Hepatitis C viral infections. Under the terms of the agreement, the research investigators from Emory provide us with materials and technical insight into the target.

   Current Development Strategy

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

     Currently, we are screening a number of potential compounds against HCV polymerase. Specifically, our scientists are measuring the potency and ability of potential drug candidates to block the replication of HCV polymerase in vitro, or in test tubes. These experiments measure the potency of each selected compound’s ability to block replication. Advanced screening is also underway to measure the fit of promising compounds in the HCV polymerase active site using X-ray crystallography and computer molecular modeling. The goal is to identify a series of compounds that are potent in vitro inhibition of the active site of the HCV polymerase for further testing and lead optimization.

Parainfluenza Hemagglutinin-Neuraminidase

   Overview

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

     Background. In October 1999, we entered into an agreement with St. Jude Children’s Research Hospital in Tennessee, University of Bath in England and University of St. Andrews in Scotland for research and development related to PIV. Under the agreement, these universities will provide us with protein and do selected work on X-ray crystallography which will aid in the design of appropriate inhibitors.

   Current Development Strategy

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

     During the years ended December 31, 1999, 2000 and 2001, we spent an aggregate of $30.4 million on research and development. Approximately $22.2 million of that amount was spent on in-house research and development, and $8.2 million was spent on contract research and development.

Collaborative Relationships

Corporate Alliances

   3-Dimensional Pharmaceuticals, Inc.

     In October 1996, we signed a research collaboration agreement with 3-Dimensional Pharmaceuticals. Under this agreement, the companies will share resources and technology to expedite the discovery of new drug candidates for our complement inhibition program. The agreement combines our capabilities in structure-based drug design with the selection power of 3-Dimensional Pharmaceuticals’ Directed Diversity® technology, a proprietary method of directing combinatorial chemistry and high throughput screening toward specific molecular targets. In June 1999, we updated and renewed our original agreement to concentrate on selected complement enzymes as targets for the design of inhibitors. Under the terms of the 50-50 agreement, we conduct joint research to identify inhibitors of key serine proteases, which represent promising targets for inhibition of complement activation. If a drug candidate emerges as a result of the joint research, the companies will negotiate the product development and commercialization rights and responsibilities.

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

Academic Alliances

   The University of Alabama at Birmingham

     We have had a close relationship with The University of Alabama at Birmingham, or UAB, since our formation. Our Chairman and Chief Executive Officer, Dr. Charles E. Bugg, was the previous Director of the UAB Center for Macromolecular Crystallography, and our President and Chief Operating Officer, Dr. J. Claude Bennett, was the former President of UAB, the former Chairman of the Department of Medicine at UAB and a former Chairman of the Department of Microbiology at UAB. Several of our consultants are employed by UAB. UAB has one of the largest X-ray crystallography centers in the world with approximately 140 full-time staff members and approximately $18.9 million in research grants and contract funding in 2001. Three of our early programs, PNP, influenza neuraminidase and complement inhibitors, originated at UAB.

     When we were founded in 1986, we entered into an agreement with UAB that granted us exclusive rights to discoveries resulting from research relating to PNP. We also entered into an agreement with UAB that gives us the first option to obtain a non-exclusive license to patents and copyrights of UAB not developed in collaboration with us or an exclusive license, in some cases worldwide, to patents, copyrights or intellectual property arising from research of UAB collaborators or investigators under contract to us. Subsequently, we entered into agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for us in return for research payments and license fees. UAB has granted us certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with us. We have agreed to pay royalties on sales of any resulting product and to share in future payments received from other third-party collaborators. UAB received a portion of license fees and milestone payments we received from RWJPRI and Ortho-McNeil for our former influenza collaboration. UAB will receive a portion of any future license fees, milestone payments and royalties we receive from a future partner for the influenza collaboration. We have completed the research under the UAB influenza agreement. We are continuing to fund the research program under the complement inhibitors agreement, which entitles us to an assignment of, or a right to an exclusive license for, any inhibitors of specified complement enzymes developed by UAB scientists during the period of support or for a one-year period thereafter. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by us upon three-month’s notice and by UAB under certain circumstances.

   St. Jude Children’s Research Hospital, University of Bath and University of St. Andrews

     In October 1999, we entered into an agreement with St. Jude Children’s Research Hospital in Tennessee, University of Bath in England and University of St. Andrews in Scotland for research and development related to the parainfluenza virus, or PIV. Under the agreement, these organizations will provide us with biological samples and scientific data that will form the basis for our design and development of potential drug candidates for the treatment of PIV. Under the terms of these agreements, these organizations perform specific research for us in return for research payments and license fees. These organizations have granted us certain rights to any discoveries in these areas resulting from research developed by them or jointly developed with us. We have agreed to pay certain royalties on sales of any resulting product and to share in future payments received from other third-party collaborators, if any.

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

Previous Licensing History

   The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc.

     In 1998, we entered into an exclusive worldwide license agreement with RWJPRI and Ortho-McNeil to develop and market our proprietary influenza neuraminidase inhibitors to treat and prevent viral influenza. We received an initial $6.0 million payment from Ortho-McNeil and an additional $6.0 million common stock equity investment from Johnson & Johnson Development Corporation. In June 1999, we received a $2.0 million milestone payment from Ortho-McNeil in connection with the initiation of Phase II clinical testing in the United States. In February 2000, BioCryst received a $4.0 million milestone payment from RWJPRI in connection with the initiation of Phase III clinical trials of peramivir (RWJ-270201) in North America and Europe.

     On April 30, 2001, we announced that Ortho-McNeil and RWJPRI gave four months prior notice of termination of the worldwide license agreement with BioCryst to develop and market products to treat and prevent viral influenza. The drug candidate, peramivir, was in Phase III clinical trials, which are still blinded. Ortho-McNeil indicated that this business decision was not related to the safety or efficacy of the drug, but that other of its drug development programs were of a higher priority.

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

     As of March 1, 2002, we have been issued several U.S. patents that expire between 2009 and 2015 and relate to our PNP inhibitor compounds. We have also filed a patent application for new processes to prepare certain PNP inhibitors, and an application related to our PNP inhibitor compounds. The following patent applications are still pending: six U.S. patent applications, and a patent cooperation treaty (PCT) application related to our neuraminidase inhibitors and/or methods of preparation; an application related to compounds and methods for detecting influenza virus; a U.S. application and a PCT application relating to inhibiting T-cell proliferation; and a US application related to deazaguanine analogs, a U.S. application, a provisional U.S. patent application and a PCT application related to paramyxovirus neuraminidase; a U.S. application, two provisional U.S. patent applications and a PCT application related to serine protease inhibitors; and 4 provisional U.S. applications related to RNA viral polymerase inhibitors. Our pending applications may not result in issued patents, and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially available.

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

     If approved, peramivir will likely be the third influenza neuraminidase inhibitor to the market behind the influenza neuraminidase inhibitors currently marketed by GlaxoSmithKline and Hoffmann-LaRoche, in collaboration with Gilead Sciences. We believe this may provide marketing challenges. However, we believe that there may be some advantages to not being first to market. We expect that both GlaxoSmithKline and Hoffmann-La Roche will play a major role in establishing the influenza treatment market and creating a demand for neuraminidase inhibitors on which a future partner will be able to capitalize if our neuraminidase inhibitor is approved for marketing. Because neuraminidase inhibitors represent a new class of drugs that could impact a large number of people, a major education effort will be required to promote acceptance by both the treating physicians and the target population.

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

     We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP and complement inhibitors, Hepatitis C, Tissue Factor VIIa, and parainfluenza. In addition, we are aware that other companies or institutions are pursuing development of new drugs and technologies directly targeted at applications for which we are developing our drug compounds. For example, GlaxoSmithKline’s influenza neuraminidase inhibitor has received approval from the FDA to market their inhibitor in the United States and other countries. This product is administered in the form of a dry-powder inhaler, which could be difficult to use in some cases and may cause patient discomfort. The FDA also approved the influenza neuraminidase inhibitor developed by Hoffmann-La Roche, in collaboration with Gilead Sciences. We believe this may provide marketing challenges.

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

     Before testing potential candidates in humans, we carry out laboratory and animal studies to determine safety and biological activity. After completing preclinical trials, we must file an investigational new drug application, including a proposal to begin clinical trials, with the FDA. We have filed nine investigational new drug applications to date and plan to file, or rely on certain partners to file, additional investigational new drug applications in the future. Thirty days after filing an investigational new drug application, a Phase I human clinical trial can start unless the FDA places a hold on the study.

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

13

•	the patient meeting the eligibility criteria.

Delays in planned patient enrollment may result in increased expense and longer development timelines.

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

Human Resources

     As of March 1, 2002, we had 77 employees, of whom 61 were engaged in research and development and 16 were in general and administrative functions. Our scientific staff, 30 of whom hold Ph.D. or M.D. degrees, has diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, and medicinal chemistry. We consider our relations with our employees to be satisfactory.

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

14

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

ITEM 2. PROPERTIES

     Our administrative offices and principal research facility are located in 57,350 square feet of leased office space in Riverchase Industrial/Research Park in Birmingham, Alabama. The lease runs through June 30, 2010 with an option to lease for an additional five years at current market rates. We believe that our facilities are adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol BCRX. The following table sets forth the low and high prices of our common stock as reported by Nasdaq for each quarter in 2001 and 2000:

	2001		2000
	Low	High	Low	High
First quarter	$5.53	$8.88	$18.63	$37.25
Second quarter	3.00	8.00	15.50	31.75
Third quarter	3.03	6.59	18.50	34.13
Fourth quarter	3.10	5.05	4.25	21.13

The last sale price of the common stock on March 1, 2002 as reported by Nasdaq was $4.30 per share.

As of March 1, 2002, there were approximately 593 holders of record of our common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31, (Dollars in thousands, except per share)
Statement of Operations Data:	2001	2000	1999	1998	1997
Total revenues (See attached financial	$11,158	$7,661	$5,329	$7,626	$2,693
statements and notes)
Research and development expenses	13,091	9,590	7,683	9,291	10,577
Loss before cumulative effect of change
in accounting principle	(4,986)	(5,490)	(5,298)	(4,785)	(10,619)
Cumulative effect of change in accounting
principle (See attached financial
statements and notes)	0	(6,088)	0	0	0

Net loss	$(4,986)	$(11,578)	$(5,298)	$(4,785)	$(10,619)

Amounts per common share:
Loss before cumulative effect of change
in accounting principle	$(.28)	$(.31)	$(.34)	$(.34)	$(.77)
Cumulative effect of change in accounting
principle (See attached financial
statements and notes)	.00	(.35)	.00	.00	.00

Net loss per share	$(.28)	$(.66)	$(.34)	$(.34)	$(.77)

Weighted average shares outstanding (in
thousands)	17,560	17,467	15,380	14,120	13,780

	December 31, (Dollars in thousands)
Balance Sheet Data:	2001	2000	1999	1998	1997
Cash, cash equivalents and securities	$52,941	$65,583	$70,047	$27,012	$24,643
Total assets	59,096	70,826	73,387	29,100	26,485
Accumulated deficit	(75,031)	(70,045)	(58,467)	(53,170)	(48,384)
Total stockholders’ equity	56,814	61,481	71,403	27,682	25,285

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

     We have incurred operating losses since our inception. Our accumulated deficit at December 31, 2001 was $75.0 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2001, we spent 26.9% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis of compounds;

17

•	preclinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations to monitor and gather data on clinical trials; and

•	using statisticians to evaluate the results of clinical trials.

     The above expenditures for contract research and development for our current and future drug candidates will vary from quarter to quarter depending on the status of our research and development projects. For example, in September 1998, we entered a worldwide license agreement with The R.W. Johnson Pharmaceutical Research Institute (RWJPRI) and Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil), both Johnson & Johnson companies, to develop and market products to treat and prevent viral influenza. On April 30, 2001, we announced that Ortho-McNeil and RWJPRI gave BioCryst four months prior notice of termination of the worldwide license agreement. The final termination of this agreement was effective on September 21, 2001. Subsequently, we decided to move forward in the United States to complete the Phase III clinical trial of peramivir that was initiated in Europe in February 2000, while we seek a new development partner.

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

Year Ended December 31, 2001 Compared with the Year Ended December 31, 2000

     Collaborative and other research and development revenue increased 133.4% to $7,736,976 in 2001 from $3,315,594 in 2000, primarily due to a change in accounting estimate following Ortho-McNeil and RWJPRI’s notice of termination of the worldwide license agreement with us to develop and market products to treat and prevent viral influenza. As a result of this termination, we recognized all remaining deferred revenues and expenses related to this agreement during the second and third quarters of 2001. The deferred revenues from this agreement had been recorded as a result of the implementation of SAB 101 in the first quarter of 2000. Interest and other income decreased 21.3% to $3,420,658 in 2001 from $4,345,761 in 2000, primarily due to the reduction in cash from the expansion of our facilities and the funding of operations.

     Research and development expenses increased 36.5% to $13,091,057 in 2001 from $9,590,352 in 2000. The increase in expenses is primarily attributable to increased facilities expenses resulting from the expansion of our facilities during 2000 and the related increases in personnel during 2000 and 2001, plus the additional clinical trial expenses associated with the continuing Phase III development of peramivir.

     General and administrative expenses decreased 23.8% to $2,608,392 in 2001 from $3,424,483 in 2000. The decrease is primarily due to a reduction in stockholder expenses and the reduced Alabama share tax assessment in 2001. Royalty expense increased 234.2% to $443,697 in 2001 from $132,773 in 2000. This increase is directly attributable to the change in accounting estimate resulting from the termination of our worldwide license agreement by Ortho-McNeil and RWJPRI for our neuraminidase inhibitor, peramivir.

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

     The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and primarily mature within less than four years. The Company has not realized any losses from such investments. In addition, at December 31, 2001, approximately $15.2 million was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured. At December 31, 2001, our cash, cash equivalents and securities held-to-maturity were $52.9 million, a decrease of $12.6 million from December 31, 2000, principally due to the funding of current operations, which includes continuing Phase III development of peramivir and the expansion of our facilities.

     We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank, secured by a pledge of $600,000 in marketable securities. There was nothing drawn against this line as of December 31, 2001. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at current market rates. The lease, as amended effective July 1, 2001 for an additional 7,200 square feet, requires us to pay monthly rent starting at $33,145 per month in July 2001 and escalating annually to a minimum of $47,437 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have pledged a U.S. Treasury security deposited in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount is currently $455,000, which will be decreased by $65,000 annually throughout the term of the lease.

     During 2000, we remodeled our facilities to gain additional laboratory space, update our existing laboratories, and add a small good manufacturing practices (GMP) clean room. In addition, we updated our general office facility to provide for growth and efficiencies. The total cost of these changes, including furniture and laboratory equipment, was approximately $2.7 million. This phase of remodeling was completed in December 2000. Another phase of remodeling was completed in February 2002 for approximately $2.6 million to add two chemistry laboratories and purchase additional equipment. Currently, there are no immediate plans for additional remodeling.

     At December 31, 2001, we had long-term operating lease obligations, which provide for aggregate minimum payments of $567,123 in 2002, $580,803 in 2003 and $594,897 in 2004. These obligations include the future rental of our operating facility.

     In September 1998, we entered a worldwide license agreement with RWJPRI and Ortho-McNeil, both Johnson & Johnson companies, to develop and market products to treat and prevent viral influenza. Under the terms of the agreement, we received $6.0 million in cash up front, and $6.0 million from Johnson & Johnson Development Corporation in the form of a common stock equity investment in 1998, and milestone payments of $2.0 million and $4.0 million in 1999 and 2000, respectively. On April 30, 2001, we announced that Ortho-McNeil and RWJPRI gave four months prior notice of termination of the worldwide license agreement. Subsequently, all rights to peramivir and all other patented compounds were returned to the Company. Ortho-McNeil indicated that this business decision was not related to safety or efficacy of the drug, but that other of its drug development programs were of a higher priority. The final termination of this agreement was effective on September 21, 2001. Subsequently, we decided to move forward in the United States to complete the Phase III clinical trial of peramivir that was initiated in Europe in February 2000, while we seek a new development partner.

     During this clinical trial we will spend approximately $7 to $9 million more than our normal annual operating expenses. If we are able to find a new corporate partner to continue and complete the development of peramivir, our future costs associated with this drug will be limited. We cannot assure you that we will find a new corporate partner that will continue to develop the product, or, if they do so, that such development will result in receiving milestone payments, obtaining regulatory approval, or achieving future royalties from sales of licensed products.

     We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	payments under collaborative and licensing agreements with corporate partners; and

•	through lease or loan financing and future public or private financing.

     We believe that our available funds will be sufficient to fund our operations at least through 2004. However, this is a forward-looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	the progress of our research, drug discovery and development programs;

•	changes in existing collaborative relationships;

•	our ability to establish additional collaborative relationships;

•	the magnitude of our research and development programs;

20

•	the scope and results of preclinical studies and clinical trials to identify drug candidates;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	our dependence on others for development and commercialization of our product candidates, in particular, peramivir, our influenza neuraminidase inhibitor, and

•	successful commercialization of our products consistent with our licensing strategy.

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

Critical Accounting Policies

     We have established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values assets and liabilities and the results of operations.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

   Revenue Recognition

     Effective January 1, 2000, we changed our method of accounting for revenue recognition in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Research and development revenue on cost-reimbursement agreements is recognized as expenses are incurred, up to contractual limits. Research and development fees, license fees and milestone payments are recognized as revenue when the earnings process is complete, the Company has no further continuing performance obligations and has completed its performance under the terms of the agreement, in accordance with SAB 101. License fees and milestone payments received under licensing agreements that are related to future performance are deferred and taken into income as earned over the estimated drug development period. Recognized revenues and profit are subject to revisions as these contracts or agreements progress to completion. Revisions to revenue or profit estimates are charged to income in the period in which the facts that give rise to the revision became known.

   Valuation of Financial Instruments

     We carry our held-to-maturity securities at amortized cost, as adjusted for other-than-temporary declines in market value. In determining if and when a decline in market value below amortized cost is other-than-temporary, we evaluate the market conditions and other key measures for our held-to-maturity investments. Future adverse changes in market conditions could result in losses or an inability to recover the carrying value of the held-to-maturity investments that may not be reflected in an investment’s current carrying value, thereby possible requiring an impairment charge in the future.

   Deferred Taxes

     We have not had taxable income since incorporation and, therefore, we have not paid any income tax. We have deferred tax assets related to net operating loss carryforwards and research and development carryforwards. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Certain Risk Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, may never be profitable and may need additional financing

     Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of December 31, 2001, our accumulated deficit was approximately $75.0 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. These other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties from any future license agreements. In addition, we never expect to generate revenue directly from product sales. If we do not generate revenue, or if our drug development expenses increase, we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financing. If financing is not available on acceptable terms or not available at all, we may not have enough capital to continue our current business strategy.

Because Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil) and The R.W. Johnson Pharmaceutical Research Institute (RWJPRI) terminated their worldwide license agreement with us, our future revenue generation is uncertain

     On April 30, 2001, we announced that Ortho-McNeil and RWJPRI gave BioCryst four months prior notice of termination of the worldwide license agreement with us to develop and market products to treat and prevent viral influenza. The final termination of this agreement was effective on September 21, 2001. As a result, we have lost a substantial amount of our expected revenue. After applying SAB 101 on a pro forma basis, approximately 69.3% of our revenues for the year ended December 31, 2001; approximately 43.3% of our revenues for the year ended December 31, 2000 and approximately 40.6% of our revenues for the year ended December 31, 1999 resulted from this license agreement. These revenues represent approximately 39.7% of our total revenues since our inception in 1986. Because of the termination of this agreement, we will not receive any future milestone or other payments from RWJPRI or Ortho-McNeil.

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

22

•	manufacturing, sales, marketing and distribution of our drug candidates.

     Our failure to engage in successful collaborations at any one of these stages would greatly impact our business. For example, we cannot assure you that we will license our proprietary influenza neuraminidase inhibitor peramivir to a new corporate partner to facilitate final development and potential commercialization on acceptable terms, if at all. If we do not license enzyme targets from academic institutions or from other biotechnology companies on acceptable terms, our product development efforts would suffer. Similarly, if the contract research organizations that conduct our initial or late-stage clinical trials breached their obligations to us, this would delay or prevent the development of our drug candidates.

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

     Any problems encountered with our current or future partners could delay or prevent the development of our compounds, which would severely affect our business, because if our compounds do not reach the market in a timely manner, or at all, we will experience a significant decrease in milestone payments received by us and may never receive any royalty payments.

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

     In 1998, we signed an agreement to license our flu drug candidate to Ortho-McNeil and to RWJPRI, who conducted clinical trials. On April 30, 2001, BioCryst announced that Ortho-McNeil and RWJPRI, gave four months prior notice of termination of the worldwide license agreement with BioCryst to develop and market products to treat and prevent viral influenza. Ortho-McNeil returned all rights to BioCryst’s proprietary influenza neuraminidase inhibitors, including peramivir, back to the Company. Ortho-McNeil transferred to BioCryst all improvements, information, data and materials connected to the licensed product including, but not limited to, clinical and chemical data, regulatory filings, specifications and third party agreements. Ortho-McNeil indicated that this business decision was not related to safety or efficacy of peramivir, but that other of its drug development programs were of a higher priority. The final termination of this agreement was effective on September 21, 2001.

     We are continuing Phase III development of peramivir while we seek a new corporate partner to facilitate the final development and potential commercialization of this drug candidate. Even if we or any potential licensee continues certain Phase III clinical trials, the trials may not be successful. We do not know when, if ever, our drug candidate will complete all the required Phase III clinical trials, or when, if ever, it will receive FDA or foreign regulatory agency approvals for, or when, if ever, marketing of peramivir will begin. If we or any partners are unable to complete the clinical trials or demonstrate the safety and efficacy of our compounds, the loss of our future revenues that depend on the success of peramivir will harm our business. Even if the results of the Phase III trials are positive, a product is not likely to be commercially available for three or more years, if at all.

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

     In June 1995, we notified the FDA that we submitted incorrect data for our Phase II studies of BCX-34 applied to the skin for cutaneous T-cell lymphoma and psoriasis. The FDA inspected us in November 1995 and issued us a List of Inspectional Observations, Form FDA 483, which cited our failure to follow good clinical practices. The FDA also inspected us in June 1996. The focus was on the two 1995 Phase II dose-ranging studies of topical BCX-34 for the treatment of cutaneous T-cell lymphoma and psoriasis. As a result of the investigation, the FDA issued us a Form FDA 483, which cited our failure to follow good clinical practices. BioCryst is no longer developing BCX-34; however, as a consequence of these two investigations, our ongoing and future clinical studies may receive increased scrutiny, which may delay the regulatory review process.

If our drug candidates do not achieve broad market acceptance, our business may never become profitable

     Our drug candidates, including peramivir, our influenza neuraminidase inhibitor, may not gain the market acceptance required for us to be profitable even if they receive approval for sale by the FDA or foreign regulatory agencies. The degree of market acceptance of any drug candidates that we or our partners develop will depend on a number of factors, including:

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

     If our influenza neuraminidase inhibitor drug candidate, peramivir, receives FDA or foreign regulatory approval, it will have to compete with a number of products that are already on the market such as vaccines, the two influenza neuraminidase inhibitors already on the market, the drugs amantadine and rimantadine and with additional products that may beat peramivir to the market. If approved, peramivir will be, at best, the third neuraminidase inhibitor to the market, because the FDA has approved both GlaxoSmithKline’s and Hoffman-La Roche’s neuraminidase inhibitors in the U.S. and both companies have also obtained approval in several other countries. Both GlaxoSmithKline and Hoffmann-La Roche, the companies responsible for the development and marketing of Relenza® and Tamiflu®, the two neuraminidase inhibitors that reached the market before peramivir, are large multinational pharmaceutical companies that have significant financial, technical and human resources and could therefore establish brand recognition and loyalty with consumers before peramivir is on the market. Products marketed by our competitors may prove to be more effective than our own, and our products, if any, may not offer an economically feasible or preferable alternative to existing therapies. If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of those rights would diminish.

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

     We may initiate, or others may bring against us, litigation or administrative proceedings related to intellectual property rights, including proceedings before the U.S. Patent and Trademark Office. Any judgment adverse to us in any litigation or other proceeding arising in connection with a patent or patent application could materially and adversely affect our business, financial condition and results of operations. In addition, the costs of any such proceeding may be substantial whether or not we are successful.

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

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholder decisions

     Our directors, executive officers and some principal stockholders and their affiliates, including Johnson & Johnson Development Corporation, beneficially own approximately 42% (directors and officers own 28%) of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

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

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2001, the 52-week range of the market price of our stock has been from $3.00 to $8.88 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	status of new or existing licensing or collaborative agreements;

•	we or our licensees achieving or failing to achieve development milestones;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

•	regulatory developments in both the United States and foreign countries;

•	public concern as to the safety of pharmaceutical products;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	economic and other external factors or other disasters or crises; and

•	period-to-period fluctuations in our financial results.

28

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.

     The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing our risk. We invest excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limit the amount of credit exposure at any one institution. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we schedule our investments to have maturities that coincide with our cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALANCE SHEETS

	December 31,
	2001	2000
Assets
Cash and cash equivalents (Notes 1 and 3)	$18,865,326	$8,455,802
Securities held-to-maturity (Notes 1 and 3)	13,121,862	16,179,508
Deferred expense (Notes 1 and 10)	0	443,698
Prepaid expenses and other current assets	416,555	680,632

Total current assets	32,403,743	25,759,640
Securities held-to-maturity (Notes 1 and 3)	20,953,723	40,947,952
Furniture and equipment, net (Notes 1 and 2)	5,395,824	3,837,482
Patents and licenses, less accumulated amortization
of $6,666 in 2001 and $3,268 in 2000 (Note 1)	343,025	280,985

Total assets	$59,096,315	$70,826,059

Liabilities and Stockholders’ Equity
Accounts payable	$617,586	$804,099
Accrued expenses (Note 4)	1,132,293	329,093
Deferred revenue (Notes 1 and 10)	0	2,813,445
Accrued vacation	232,725	165,445
Current maturities of capital lease obligations (Note 5)	0	9,788

Total current liabilities	1,982,604	4,121,870
Deferred revenue (Notes 1 and 10)	300,000	5,223,531
Stockholders’ equity (Notes 7 and 8):
Preferred stock, $.01 par value, shares authorized-
5,000,000; none issued and outstanding
Common stock, $.01 par value; shares authorized -
45,000,000; shares issued and outstanding -
17,606,970 - 2001; 17,536,821 - 2000	176,070	175,368
Additional paid-in capital	131,668,665	131,350,338
Accumulated deficit	(75,031,024)	(70,045,048)

Total stockholders’ equity	56,813,711	61,480,658

Commitments and contingency (Notes 5 and 9)
Total liabilities and stockholders’ equity	$59,096,315	$70,826,059

See accompanying notes to financial statements. 30

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
Revenues:
Collaborative and other research and
development (Notes 1, 9, and 10)	$7,736,976	$3,315,594	$2,499,679
Litigation settlement	0	0	1,200,000
Interest and other	3,420,658	4,345,761	1,629,046

Total revenues	11,157,634	7,661,355	5,328,725

Expenses:
Research and development	13,091,057	9,590,352	7,682,862
General and administrative	2,608,392	3,424,483	2,738,494
Royalty expense	443,697	132,773	200,000
Interest	464	3,354	5,009

Total expenses	16,143,610	13,150,962	10,626,365

Loss before cumulative effect of change in
accounting principle	(4,985,976)	(5,489,607)	(5,297,640)
Cumulative effect of change in accounting
principle (Note 10)	0	(6,088,235)	0

Net loss	$(4,985,976)	$(11,577,842)	$(5,297,640)

Amounts per common share:
Loss before cumulative effect of change in
accounting principle	$(.28)	$(.31)	$(.34)
Cumulative effect of change in accounting
principle (Note 10)	(.00)	(.35)	(.00)

Net loss (Note 1)	$(.28)	$(.66)	$(.34)

Pro forma amounts assuming the change in
accounting principle is applied retroactively:

Net loss	$(4,985,976)	$(5,489,607)	$(5,685,875)

Net loss per common share	$(.28)	$(.31)	$(.37)

Weighted average shares outstanding (Note 1)	17,560,143	17,467,381	15,380,100

See accompanying notes to financial statements. 31

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stock- Holders’ Equity
Balance at December 31, 1998	$149,600	$80,702,381	$(53,169,566)	$27,682,415
Sale of common stock, 2,000,000 shares	20,000	46,757,627		46,777,627
Exercise of stock options, 277,814 shares	2,778	2,003,600		2,006,378
Employee stock purchase plan sales, 26,056 shares	261	179,709		179,970
Compensation cost		54,723		54,723
Net loss			(5,297,640)	(5,297,640)

Balance at December 31, 1999	172,639	129,698,040	(58,467,206)	71,403,473
Exercise of stock options, 255,170 shares, net	2,551	1,321,801		1,324,352
Employee stock purchase plan sales, 17,773 shares	178	225,968		226,146
Compensation cost		104,529		104,529
Net loss			(11,577,842)	(11,577,842)

Balance at December 31, 2000	175,368	131,350,338	(70,045,048)	61,480,658
Exercise of stock options, 46,027 shares, net	461	101,907		102,368
Employee stock purchase plan sales, 24,122 shares	241	93,131		93,372
Compensation cost		123,289		123,289
Net loss			(4,985,976)	(4,985,976)

Balance at December 31, 2001	$176,070	$131,668,665	$(75,031,024)	$56,813,711

See accompanying notes to financial statements. 32

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
Operating activities:
Net loss	$(4,985,976)	$(11,577,842)	$(5,297,640)
Adjustments to reconcile net loss to net cash used in
operating activities-
Depreciation and amortization	1,046,037	666,714	523,530
Amortization of patents and licenses	3,398	2,500	1,112
Non-monetary compensation cost	123,289	104,529	54,723
Deferred expense	443,698	(443,698)	0
Deferred revenue	(7,736,976)	7,736,976	700,000
Changes in operating assets and liabilities-
Prepaid expenses and other assets	264,077	(3,898)	(778,271)
Accounts payable	(186,513)	512,554	48,470
Accrued expenses	803,200	(212,429)	(206,658)
Accrued vacation	67,280	36,954	36,570

Net cash used in operating activities	(10,158,486)	(3,177,640)	(4,918,164)

Investing activities:
Purchases of furniture and equipment	(2,604,379)	(2,723,296)	(896,650)
Purchases of patents and licenses	(65,438)	(101,714)	(101,160)
Purchase of marketable securities	(26,433,622)	(10,807,925)	(60,058,059)
Maturities of marketable securities	49,485,497	15,096,509	13,342,760

Net cash provided by/(used in) investing activities	20,382,058	1,463,574	(47,713,109)

Financing activities:
Principal payments of debt and capital lease obligations	(9,788)	(12,077)	(12,603)
Exercise of stock options	102,368	1,324,352	2,006,378
Employee stock purchase plan stock sales	93,372	226,146	179,970
Sale of common stock, net of issuance costs	0	0	46,777,627

Net cash provided by financing activities	185,952	1,538,421	48,951,372

Increase (decrease) in cash and cash equivalents	10,409,524	(175,645)	(3,679,901)

Cash and equivalents at beginning of year	8,455,802	8,631,447	12,311,348

Cash and cash equivalents at end of year	$18,865,326	$8,455,802	$8,631,447

See accompanying notes to financial statements. 33

NOTES TO FINANCIAL STATEMENTS

Note 1 - Accounting Policies

The Company

     BioCryst Pharmaceuticals, Inc., a Delaware corporation, (the “Company”) is a biotechnology company focused on the development of pharmaceuticals for the treatment of infectious, inflammatory and cardiovascular diseases and disorders. The Company has six research projects in different stages of development from early discovery to an ongoing Phase III trial of the Company’s most advanced drug candidate. While the prospects for a project may increase as the project advances to the next stage of development, a project can be terminated at any stage of development. Until the Company generates revenues from either a research project or an approved product, its ability to continue research projects is dependent upon its ability to raise funds.

Net Loss Per Share

     The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares from unexercised stock options are excluded from the computation, as their effect is anti-dilutive. Common stock equivalents of approximately 57,562, 1,314,399 and 2,422,245 shares were not used to calculate net loss per share in 2001, 2000 and 1999, respectively, because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for net loss per share for any of the periods presented.

Securities Held-to-Maturity

     The Company is required to classify debt and equity securities as held-to-maturity, available-for-sale or trading. The appropriateness of each classification is reassessed at each reporting date. The only dispositions were maturities of securities either held-to-maturity or until called. At December 31, 2001 and 2000, respectively, securities held-to-maturity consisted of $34,075,585 and $57,127,460 of U.S. Treasury and Agency securities carried at amortized cost. All of the non-current portions of securities held-to-maturity are U.S. Agency securities that mature in 2003 - 2005. The estimated fair value of these securities at December 31, 2001 and 2000, respectively, was approximately $34,419,937 and $56,698,141. The Company has pledged $600,000 in securities to cover any future draw against the line of credit and a U.S. Treasury security of $455,000 deposited in escrow for the payment of rent and performance of other obligations specified in the lease dated July 12, 2000. The pledge for the lease shall decrease $65,000 annually throughout the term of the lease.

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

Income Taxes

     The liability method is used in accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement No. 109”). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

Stock-Based Compensation

     The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, the Company’s stock option and employee stock purchase plans qualify as noncompensatory plans. Under Financial Accounting Standards Board Interpretation 44 of APB No. 25, outside directors are considered employees for purposes of applying APB No. 25, if they are elected by the shareholders. Consequently, no compensation expense for employees and directors is recognized. Stock issued to non-employees is compensatory and a compensation expense is recognized under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”).

Use of Estimates

     Management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Reclassifications

     The 2000 and 1999 financial statements have been reclassified to conform to the 2001 financial statements presentation. The changes had no effect on the results of operations previously reported.

Note 2 - Furniture and Equipment

     Furniture and equipment consisted of the following at December 31:

	2001	2000
Furniture and fixtures	$320,888	$301,721
Office equipment	507,320	396,195
Software	478,783	253,438
Laboratory equipment	3,183,343	2,246,281
Leased equipment	62,712	62,712
Construction-in-progress	1,060,397	0
Leasehold improvements	3,392,600	3,141,317

	9,006,043	6,401,664
Less accumulated depreciation and amortization	(3,610,219)	(2,564,182)

Furniture and equipment, net	$5,395,824	$3,837,482

35

     The Company does not have any significant impairment losses under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Note 3 - Concentration of Credit and Market Risk

     The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and, by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and primarily mature within less than four years. The Company has not realized any losses from such investments. At December 31, 2001, approximately $15,211,289 was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured.

Note 4 - Accrued Expenses

     Accrued expenses were comprised of the following at December 31:

	2001	2000
Accrued clinical trials	$893,395	$160,416
Stock purchase plan withholdings	83,725	77,757
Accrued other	155,173	90,920

Accrued expenses	$1,132,293	$329,093

Note 5 - Lease and Debt Obligations

     The Company paid $464, $3,354 and $5,009 in interest on debt and lease obligations for the years ended December 31, 2001, 2000 and 1999, respectively. The Company had an unused line of credit of $500,000 at December 31, 2001.

     The Company has the following lease obligations at December 31, 2001:

Operating Leases
2002	$567,123
2003	580,803
2004	594,897
2005	605,139
2006	573,031

Total minimum payments	$2,920,993

     Rent expense for operating leases was $484,227, $405,289 and $348,177 in 2001, 2000 and 1999, respectively. The commitment for operating leases is primarily related to the building lease, which expires in June 2010. The lease, as amended effective July 1, 2001 for additional space, requires monthly rent starting at $33,145 per month in July 2001 and escalating annually to a minimum of $47,437 per month in the final year. We have an option to renew the lease for an additional five years at the current market rate at that time.

Note 6 - Income Taxes

     The Company has not had taxable income since incorporation and, therefore, has not paid any income tax. Deferred tax assets of approximately $35,017,000 and $31,667,000 at December 31, 2001 and 2000, respectively, have been recognized principally for the net operating loss and research and development credit carryforwards, and have been reduced by a valuation allowance of $35,017,000 and $31,667,000 at December 31, 2001 and 2000, respectively. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized.

     At December 31, 2001, the Company had net operating loss and research and development credit carryforwards (“Carryforward Tax Benefits”) of approximately $76,200,000 and $7,500,000, respectively, which will expire in 2005 through 2021. Use of the Carryforward Tax Benefits will be subject to a substantial annual limitation due to the change of ownership provisions of the Tax Reform Act of 1986. The annual limitation is expected to result in the expiration of a portion of Carryforward Tax Benefits before utilization, which has been considered by the Company in its computations under Statement No. 109. Additional sales of the Company’s equity securities may result in further annual limitations on the use of the Carryforward Tax Benefits against taxable income in future years.

Note 7 - Stockholders’ Equity

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

     The Plan was amended and restated in February 1993 to effect the following changes: (I) divide the plan into two separate incentive programs: the Discretionary Option Grant Program and the Automatic Option Grant Program, (ii) increase the number of shares of the Company’s common stock available for issuance under the plan by 500,000 shares and (iii) expand the level of benefits available under the Plan. The Board amended the Plan on December 23, 1993 to increase the number of shares issuable under the Plan by 500,000 shares and subsequently amended and restated the Plan in its entirety on February 8, 1994. On March 16, 1995, the Board authorized another 500,000 shares for the Plan. The Plan was subsequently amended and restated effective March 3, 1997, which amendment and restatement included an increase of 1,000,000 shares. The Plan (as so amended and restated) was further amended March 1, 1999 to increase the share reserve by 400,000 shares. The Board amended and restated the Plan in its entirety on March 6, 2000 (the “Effective Date”), which increased the reserved shares by 1,200,000 and extended the term of the Plan for ten years from the date of the amendment. This restatement was approved by the Company’s stockholders on May 17, 2000. The automatic option grant program grants options to purchase 10,000 shares to new non-employee Board members and an additional 10,000 shares annually over such period of continued service. The vesting and exercise provisions are subject to acceleration in the event of certain stockholder-approved transactions (a “Corporate Transaction”), or upon the occurrence of a Change in Control as defined by the restated Plan.

     The following is an analysis of stock options for the three years ended December 31, 2001:

	Options Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 1998	121,555	2,479,514	$ 7.61
Option plan amended	400,000
Options granted	(427,720)	427,720	19.65
Options exercised		(277,814)	7.22
Options canceled	80,616	(80,616)	8.24

Balance December 31, 1999	174,451	2,548,804	9.80
Option plan amended	1,200,000
Options granted	(380,890)	380,890	11.70
Options exercised		(256,949)	4.98
Options canceled	51,753	(51,753)	22.24

Balance December 31, 2000	1,045,314	2,620,992	10.30
Options granted	(522,600)	522,600	4.55
Options exercised		(61,327)	2.82
Options canceled	60,992	(60,992)	11.55

Balance December 31, 2001	583,706	3,021,273	$ 9.43

37

     There were 1,986,560, 1,718,834 and 1,595,099 options exercisable at December 31, 2001, 2000 and 1999, respectively. The weighted-average exercise price for options exercisable was $9.69, $9.03 and $7.60 at December 31, 2001, 2000 and 1999, respectively.

     The following table summarizes at December 31, 2001, by price range, (1) for options outstanding the number of options outstanding, their weighted-average remaining life and their weighted-average exercise price and (2) for options exercisable the number of options exercisable and their weighted-average exercise price:

	Outstanding			Exercisable
Range	Number	Life	Price	Number	Price
$2 to $5	587,950	6.6	$4.02	260,950	$4.51
5 to 10	1,658,032	6.2	7.14	1,129,525	6.99
10 to 15	330,807	5.2	14.15	329,348	14.16
15 to 20	93,894	5.0	16.38	93,894	16.38
20 to 25	327,520	8.0	22.83	163,577	22.83
25 to 30	23,070	8.3	26.69	9,266	26.66

$2 to $30	3,021,273	6.4	$9.43	1,986,560	$9.69

     As of December 31, 2001, there were an aggregate of 3,666,066 shares reserved for future issuance for both the Stock Option Plan and for the Stock Purchase Plan discussed in Note 8.

     The Company follows APB No. 25 in accounting for its Stock Option and Stock Purchase Plans and accordingly does not recognize a compensation cost. The Company has adopted the disclosure requirement of Statement No. 123. Since Statement No. 123 is only applied to options granted after 1994, the pro forma disclosure should not necessarily be considered indicative of future pro forma results when the full four-year vesting (the period in which the compensation cost is recognized) is included in the disclosure in 2001. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing method with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: no dividends, expected volatility of 92.5, 88.9 and 69.2 percent, risk-free interest rate of 4.6, 5.5 and 6.1 percent and expected lives of five years. The weighted-average grant-date fair values of options granted during 2001 under the Stock Option and Employee Stock Purchase Plans were $3.33 and $4.54, respectively. Had the Company adopted Statement No. 123 and determined its compensation cost based on the fair value at the grant dates in 2001, 2000 and 1999, the Company’s net loss and net loss per share would have been increased to the pro forma amounts shown below:

		2001	2000	1999

Net loss	As reported	$(4,985,976)	$(11,577,842)	$(5,297,640)
	Pro forma	(7,657,103)	(14,420,425)	(7,179,691)
Net loss per share	As reported	(.28)	(.66)	(.34)
	Pro forma	(.44)	(.83)	(.47)

Note 8 - Employee Benefit Plans

     On January 1, 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $216,897, $190,486 and $151,287 in 2001, 2000 and 1999, respectively.

     On May 29, 1995, the stockholders approved an employee stock purchase plan (“Stock Purchase Plan”) effective February 1, 1995. The Company has reserved 200,000 shares of common stock under the Stock Purchase Plan, of which 61,087 shares remain available for purchase at December 31, 2001. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during the six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. There were 24,122, 17,773 and 26,056 shares of common stock purchased under the Stock Purchase Plan in 2001, 2000 and 1999, respectively, at a weighted average price of $3.87, $12.72 and $6.90, respectively, per share.

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

     On November 7, 1991, the Company entered into a joint research and license agreement with The University of Alabama at Birmingham (“UAB”). UAB performed specific research on Complement Factors for the Company for a period of approximately three years in return for research and license fees. The agreement was replaced by a new agreement on July 18, 1995 granting the Company a worldwide license in exchange for funding certain UAB research and sharing in any royalties or sublicense fees arising from the joint research. On November 17, 1994, the Company entered into another agreement for a joint research and license agreement on influenza neuraminidase granting the Company a worldwide license. Under this agreement, the Company funded certain UAB research and UAB shares in any royalties or sublicense fees arising from the joint research. The Company completed its research funding required by the agreements for both projects in 1998, but is still required to share any future royalties with UAB.

     In October 1996, the Company signed a research collaboration agreement with 3-Dimensional Pharmaceuticals. Under this agreement, the companies will share resources and technology to expedite the discovery of new drug candidates for our complement inhibition program. The agreement combines our capabilities in structure-based drug design with the selection power of 3-Dimensional Pharmaceuticals’ Directed Diversity® technology, a proprietary method of directing combinatorial chemistry and high throughput screening toward specific molecular targets. In June 1999, we updated and renewed our original agreement to concentrate on selected complement enzymes as targets for the design of inhibitors. Under the terms of the 50-50 agreement, we conduct joint research to identify inhibitors of key serine proteases, which represent promising targets for inhibition of complement activation. If a drug candidate emerges as a result of the joint research, the companies will negotiate the product development and commercialization rights and responsibilities.

     In 1998, we entered into an exclusive worldwide license agreement with RWJPRI and Ortho-McNeil to develop and market our proprietary influenza neuraminidase inhibitors to treat and prevent viral influenza. We received an initial $6.0 million payment from Ortho-McNeil and an additional $6.0 million common stock equity investment from Johnson & Johnson Development Corporation. In June 1999, we received a $2.0 million milestone payment from Ortho-McNeil in connection with the initiation of Phase II clinical testing in the United States. In February 2000, BioCryst received a $4.0 million milestone payment from RWJPRI in connection with the initiation of Phase III clinical trials of peramivir (RWJ-270201) in North America and Europe.

     On April 30, 2001, we announced that Ortho-McNeil and RWJPRI gave four months prior notice of termination of the worldwide license agreement with BioCryst to develop and market products to treat and prevent viral influenza. Termination of this agreement by RWJPRI and Ortho-McNeil was final on September 21, 2001, and all rights to peramivir and all other patented compounds were returned to the Company. The drug candidate, peramivir, was in Phase III clinical trials, which are still blinded. Ortho-McNeil indicated that this business decision was not related to the safety or efficacy of the drug, but that other of its drug development programs were of a higher priority.

     In April 1999, the Company into an agreement with Sunol Molecular Corporatin. This agreement requires Sunol to conduct research and supply us with protein targets for drug design to expedite the discovery of new drug candidates designed to inhibit Tissue Factor/VIIa for our cardiovascular program.

     In October 1999, the Company entered into an agreement with St. Jude Children’s Research Hospital in Tennessee, University of Bath in England and University of St. Andrews in Scotland for research and development related to the parainfluenza virus, or PIV. Under the agreement, these organizations will provide us with biological samples and scientific data that will form the basis for our design and development of potential drug candidates for the treatment of PIV. Under the terms of these agreements, these organizations perform specific research for us in return for research payments and license fees. These organizations have granted us certain rights to any discoveries in these areas resulting from research developed by them or jointly developed with us. We have agreed to pay certain royalties on sales of any resulting product and to share in future payments received from other third-party collaborators, if any.

     In June 2000, the Company licensed a series of potent inhibitors of purine nucleoside phosphorylase, or PNP, from Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd, New Zealand. The lead drug candidate from this collaboration is BCX-1777. We have the rights to develop and ultimately distribute this, or any other, drug candidate that might arise from research on these inhibitors. We have agreed to pay certain milestone payments for future development of these inhibitors, pay certain royalties on sales of any resulting product, and to share in future payments received from other third-party collaborators, if any.

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

Note 10 - Change in Accounting Principle

     As discussed in Note 1, effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with SAB 101. The cumulative effect of this change in accounting principle on prior years resulted in a charge to income of $6,088,235, which is included in the net loss for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase the loss before the cumulative effect of the accounting change by $1,205,000 ($.07 per share). The pro forma amounts presented in the income statement were calculated assuming the change was made retroactively to prior periods. For each quarter in 2000 and the first quarter in 2001, the Company recognized net revenue of $405,882 that was included in the cumulative effect adjustment as of January 1, 2000. As a result of the termination of the agreement with Ortho-McNeil and RWJPRI, the Company changed its estimate for recognizing the deferred income and expense from this agreement so that the remaining amounts were recognized in the second and third quarters of 2001. The amounts of net revenue recycled into income from the cumulative effect adjustment in 2000 were $2,097,000 and $1,961,825 in the second and third quarters of 2001, respectively. As of December 31, 2001, the balance of both the deferred revenue and deferred expense related to the Ortho-McNeil and RWJPRI agreement was $0.

Note 11 - Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), which is effective for all business combinations completed after June 30, 2001. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The Company does not expect there to be a material impact on its financial position, results of operations or cash flows as a result of adopting this accounting standard.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 beginning January 1, 2002. The Company does not expect there to be a material impact on its financial position, results of operations or cash flows as a result of adopting this accounting standard.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company is required to adopt SFAS 144 beginning January 1, 2002. SFAS 144 changes the criteria that would have to be met to classify an asset as held-for-sale, revises the rules regarding reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses were incurred. The Company does not expect there to be a material impact on its financial position, results of operations or cash flows, as a result of adopting this accounting standard.

Note 12 - Quarterly Financial Information (Unaudited)(In thousands, except per share)

	First		Second		Third		Fourth
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

2001 Quarters
Revenues	$1,887		$4,536		$4,131		$603
Net income (loss)	(1,383)		958		417		(4,978)
Net income (loss) per share	(.08)		.05		.02		(.28)
2000 Quarters
Revenues	$5,223	$1,641	$1,585	$2,288	$1,105	$1,807	$1,925
Income (loss) before
cumulative effect of change
in accounting principle	1,858	(1,336)	(1,995)	(1,332)	(1,643)	(980)	(1,842)
Cumulative effect of change
in accounting principle
(Note 10)	0	(6,088)	0	0	0	0	0

Net income (loss)	$1,858	$(7,424)	$(1,995)	$(1,332)	$(1,643)	$(980)	$(1,842)

Amounts per common share:
Income (loss) before
cumulative effect of change
in accounting principle	$.11	$(.08)	$(.11)	$(.08)	$(.09)	$(.06)	$(.11)
Cumulative effect of change
in accounting principle
(Note 10)	.00	(.35)	.00	.00	.00	.00	.00

Net income (loss)	$.11	$(.43)	$(.11)	$(.08)	$(.09)	$(.06)	$(.11)

Net (loss) per share for the years 2001 and 2000 differed from the total of the individual quarters due to rounding. 41

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
BioCryst Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCryst Pharmaceuticals, Inc. at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As discussed in Notes 1 and 10 to the financial statements, in 2000 the Company changed its method of revenue recognition.

/s/ ERNST & YOUNG, LLP

Birmingham, Alabama January 25, 2002 42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

Name	Age	Position(s) with the Company
Charles E. Bugg, Ph.D	60	Chairman, Chief Executive Officer and Director
J. Claude Bennett, M.D	68	President, Chief Operating Officer, Medical Director and
		Director
W. Randall Pittman (4)	48	Chief Financial Officer, Secretary and Treasurer
John R. Uhrin	49	Vice President, Corporate Development
William W. Featheringill (1)(2)	59	Director
Edwin A. Gee, Ph.D. (1)(2)	82	Director
Zola P. Horovitz, Ph.D	67	Director
John A. Montgomery, Ph.D. (3)	77	Director
Joseph H. Sherrill, Jr	61	Director
William M. Spencer, III (1)(2)	81	Director
Randolph C. Steer, M.D., Ph.D	52	Director

(1) Member of the Compensation Committee (“Compensation Committee”).

(2) Member of the Audit Committee (“Audit Committee”).

(3) John A. Montgomery held the positions of Senior Vice President, Secretary and Chief Scientific Officer until his retirement effective January 31, 2002. He will continue to serve as a Director.

(4) Effective February 4, 2002, W. Randall Pittman was appointed Secretary.

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

     J. Claude Bennett, M.D., was named President and Chief Operating Officer in December 1996 and elected a Director in January 1997. Since 2001, Dr. Bennett has also served as the Medical Director. Prior to joining the Company, Dr. Bennett was President of The University of Alabama at Birmingham (“UAB”) from October 1993 to December 1996 and Professor and Chairman of the Department of Medicine of UAB from January 1982 to October 1993. Dr. Bennett served on the Company’s Scientific Advisory Board from 1989-96. He is a former co-editor of the Cecil Textbook of Medicine and former President of the Association of American Physicians. He is a member of the Scientific Advisory Committee of the Massachusetts General Hospital and continues to hold the position of Distinguished University Professor Emeritus at UAB, a position he has held since January 1997.

     W. Randall Pittman joined BioCryst on December 15, 1999 as consultant to the Chief Executive Officer and became Chief Financial Officer, Assistant Secretary and Treasurer on January 10, 2000. Effective February 4, 2002, Mr. Pittman was appointed Secretary. Prior to joining BioCryst, from September 1998 to August 1999, Mr. Pittman was Chief Financial Officer of Scandipharm, a pharmaceutical company. From October 1995 to September 1998, Mr. Pittman was Senior Vice President Finance of Caremark Inc. (formerly MedPartners, Inc.), a health care services company. He was previously Executive Vice President of AmSouth Bancorporation, a regional bank holding company. Mr. Pittman is a Certified Public Accountant.

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

     William W. Featheringill was elected a Director in May 1995. Mr. Featheringill is Chairman of the Board, since June 1995, of Electronic Healthcare Systems, a software company, and President, Chief Executive Officer and director, since 1973, of Private Capital Corporation, a venture capital company. Mr. Featheringill was Chairman and Chief Executive Officer of MACESS Corporation, which designs and installs paperless data management systems for the managed care industry, from 1988 to November 1995. MACESS Corporation merged with Sungard Data Systems in late 1995. From 1985 to December 1994, Mr. Featheringill was the developer, Chairman and President of Complete Health Services, Inc., a health maintenance organization which grew, under his direction, to become one of the largest HMOs in the southeastern United States. Complete Health Services, Inc. was acquired by United HealthCare Corporation in June 1994.

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

     Zola P. Horovitz, Ph.D., was elected a Director in August 1994. Dr. Horovitz was Vice President of Business Development and Planning at Bristol-Myers Squibb from 1991 until his retirement in April 1994 and previously was Vice President of Licensing at the same company from 1990 to 1991. Prior to that he spent over 30 years with The Squibb Institute for Medical Research, most recently as Vice President Research, Planning, & Scientific Liaison. He has been an independent consultant in pharmaceutical sciences and business development since his retirement from Bristol-Myers Squibb in April 1994. He serves on the Boards of Directors of 3-Dimensional Pharmaceuticals, Inc., Avigen, Inc., Diacrin, Inc., Geneara Pharmaceuticals, Inc., Palatin Technologies, Inc., and Synaptic Pharmaceutical Corp.

     John A. Montgomery, Ph.D., was a Founder of BioCryst and has been a Director since November 1989. He was the Secretary and Chief Scientific Officer since joining the Company in February 1990. He was Executive Vice President from February 1990 until May 1997, at which time he was named Senior Vice President. Dr. Montgomery retired as an officer of the Company effective January 31, 2002, but remains on the Board of Directors. Prior to joining the Company, Dr. Montgomery served as Senior Vice President of Southern Research Institute (“SRI”) of Birmingham from January 1981 to February 1990. He continues to hold the position of Distinguished Scientist at SRI, a position he has held since February 1990.

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

     Randolph C. Steer, M.D., Ph.D., was elected a Director in February 1993. Dr. Steer has been an independent pharmaceutical and biotechnology consultant since 1989, having a broad background in business development, medical marketing and regulatory affairs. He was formerly Chairman, President and CEO of Advanced Therapeutics Communications International, a leading drug regulatory group, and served as associate director of medical affairs at Marion Laboratories, and medical director at Ciba Consumer Pharmaceuticals. Dr. Steer serves on the Board of Directors of Techne Corporation and several privately held companies.

     In accordance with the terms of the Company’s Certificate of Incorporation, the Board of Directors has been divided into three classes with members of each class holding office for staggered three-year terms. Mr. Featheringill’s, Mr. Spencer’s and Mr. Sherrill’s terms expire at the 2002 annual meeting, Dr. Bennett’s, Dr. Horovitz’s, and Dr. Steer’s terms expire at the 2003 annual meeting and Dr. Bugg’s, Dr. Montgomery’s and Dr. Gee’s terms expire at the 2004 annual meeting (in all cases subject to the election and qualification of their successors or to their earlier death, resignation or removal). At each annual stockholder meeting, the successors to the Directors whose terms expire are elected to serve from the time of their election and qualification until the third annual meeting of stockholders following their election and until a successor has been duly elected and qualified. The provisions of the Company’s Certificate of Incorporation governing the staggered Director election procedure can be amended only by a shareholder’s vote of at least 75% of the eligible voting securities. There are no family relationships among any of the directors and executive officers of the Company. The Board has by resolution established the number of directors of the Company at nine (9) commencing with the 1999 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

     Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2002 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

Page in Form 10-K
The following financial statements appear in Item 8 of this Form 10-K:
Balance Sheets at December 31, 2001 and 2000	30
Statements of Operations for the years ended December 31, 2001, 2000 and 1999	31
Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999	32
Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	33
Notes to Financial Statements	34 to 41
Report of Independent Auditors	42

No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

(b) Reports on Form 8-K

     None

(c) Exhibits

Number	Description
3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Composite Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

10.1	1991 Stock Option Plan, as amended and restated as of March 6, 2000. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 16, 2000 (Registration No. 333-39484).

10.2	Employment Agreement dated December 27, 1999 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ending December 31, 1999 dated March 24, 2000.

10.3#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.4	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company’s Form S-8 Registration Statement (Registration No. 33-95062).

10.5#	License Agreement dated as of September 14, 1998 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.6#	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

46

10.7#	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.8	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

10.9#	Termination Agreement dated as of September 21, 2001 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q/A for the third quarter ending September 30, 2001 dated January 15, 2002.

10.10	Change of Control Agreement dated May 25, 2001 between the Registrant and W. Randall Pittman.

23	Consent of Ernst & Young LLP, Independent Auditors.

# Confidential treatment granted. 47

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Birmingham, State of Alabama, on this 22th day of March, 2002.

BIOCRYST PHARMACEUTICALS, INC. By: /s/ Charles E. Bugg —————————————— Charles E. Bugg, Ph.D. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 22, 2002:

Signature	Title(s)

/s/ Charles E. Bugg ———————————————— (Charles E. Bugg, Ph.D.)	Chairman, Chief Executive Officer and Director

/s/ J. Claude Bennett ———————————————— (J. Claude Bennett, M.D.)	President, Chief Operating Officer, Medical Director and Director

/s/ W. Randall Pittman ———————————————— (W. Randall Pittman)	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer

/s/ William W. Featheringill ———————————————— (William W. Featheringill)	Director

/s/ Edwin A. Gee ———————————————— (Edwin A. Gee, Ph.D.)	Director

/s/ Zola P. Horovitz ———————————————— (Zola P. Horovitz, Ph.D.)	Director

/s/ John A. Montgomery ———————————————— (John A. Montgomery, Ph.D.)	Director

/s/ William M. Spencer ———————————————— (William M. Spencer, III)	Director

/s/ Joseph H. Sherrill, Jr. ———————————————— (Joseph H. Sherrill, Jr.)	Director

/s/ Randolph C. Steer ———————————————— (Randolph C. Steer, M.D., Ph.D.)	Director

48

INDEX TO EXHIBITS

Number	Description	Sequentially Numbered Page

3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.
3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.
4.1	See Exhibits 3.1 and 3.2 for provisions of the Composite Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.
10.1	1991 Stock Option Plan, as amended and restated as of March 6, 2000. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 16, 2000 (Registration No. 333-39484).
10.2	Employment Agreement dated December 27, 1999 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ending December 31, 1999 dated March 24, 2000.
10.3#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).
10.4	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company’s Form S-8 Registration Statement (Registration No. 33-95062).
10.5#	License Agreement dated as of September 14, 1998 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.
10.6#	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.
10.7#	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.
10.8	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.
10.9#	Termination Agreement dated as of September 21, 2001 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q/A for the third quarter ending September 30, 2001 dated January 15, 2002.
10.10	Change of Control Agreement dated May 25, 2001 between the Registrant and W. Randall Pittman.	50
23	Consent of Ernst & Young LLP, Independent Auditors.	53

# Confidential treatment granted. 49