Form 10-Q
period 2002-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2002-05-03
CIK 882796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________ . Commission File Number 000-23186 BIOCRYST PHARMACEUTICALS, INC. (Exact name of registrant as specified in its charter)

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

Yes [X]     No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,636,465 shares of the Company’s Common Stock, $.01 par value, were outstanding as of April 26, 2002.

BIOCRYST PHARMACEUTICALS, INC.

INDEX

1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOCRYST PHARMACEUTICALS, INC. CONDENSED BALANCE SHEETS March 31, 2002 and December 31, 2001 (In thousands, except per share data)

	2002 (Unaudited)	2001 (Note 1)

Assets
Cash and cash equivalents	$ 18,636	$ 18,865
Securities held-to-maturity	10,621	13,122
Prepaid expenses and other current assets	718	416

Total current assets	29,975	32,403
Securities held-to-maturity	17,394	20,954
Furniture and equipment, net	5,349	5,396
Patents	453	343

Total assets	$ 53,171	$ 59,096

Liabilities and Stockholders’ Equity
Accounts payable	$ 350	$ 617
Accrued expenses	1,185	1,365

Total current liabilities	1,535	1,982
Deferred revenue	300	300
Stockholders’ equity:
Preferred stock, $.01 par value, shares
authorized – 5,000; shares issued and outstanding - none
Common stock, $.01 par value, shares authorized –
45,000; shares issued and outstanding –
17,636 in 2002 and 17,607 in 2001	176	176
Additional paid-in capital	131,807	131,669
Accumulated deficit	(80,647)	(75,031)

Total stockholders’ equity	51,336	56,814

Total liabilities and stockholders’ equity	$ 53,171	$ 59,096

See accompanying notes to condensed financial statements. 2

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF OPERATIONS Three Months Ended March 31, 2002 and 2001 (In thousands, except per share) (Unaudited)

	2002	2001

Revenues:
Collaborative and other research and development	$ 0	$ 703
Interest and other	539	1,184

Total revenues	539	1,887

Expenses:
Research and development	5,387	2,530
General and administrative	768	700
Royalty expense	0	40

Total expenses	6,155	3,270

Net loss	$(5,616)	$(1,383)

Amounts per common share:
Net loss (Note 2)	$ (.32)	$ (.08)

Weighted average shares outstanding (Note 2)	17,627	17,539

See accompanying notes to condensed financial statements. 3

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2002 and 2001 (In thousands) (Unaudited)

	2002	2001

Operating activities:
Net loss	$(5,616)	$(1,383)
Depreciation and amortization	287	235
Deferred expense	0	41
Deferred revenue	0	(703)
Non-monetary compensation	37	36
Changes in operating assets and liabilities, net	(749)	(457)

Net cash used in operating activities	(6,041)	(2,231)

Investing activities:
Purchases of furniture and equipment	(240)	(611)
Purchases of patents and licenses	(110)	(13)
Purchases of marketable securities	(560)	(16,433)
Maturities of marketable securities	6,621	27,429

Net cash provided by investing activities	5,711	10,372

Financing activities:
Principal payments of debt and capital lease obligations	0	(7)
Proceeds from sale of common stock	101	20

Net cash provided by financing activities	101	13

Increase (decrease) in cash and cash equivalents	(229)	8,154
Cash and cash equivalents at beginning of period	18,865	8,456

Cash and cash equivalents at end of period	$ 18,636	$ 16,610

See accompanying notes to condensed financial statements. 4

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Preparation

     The condensed balance sheet as of March 31, 2002 and the condensed statements of operations and cash flows for the three months ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles by the Company and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2001 and the notes thereto included in the Company’s 2001 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The condensed balance sheet as of December 31, 2001 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

Note 2. Net Loss Per Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares from unexercised stock options and warrants are excluded from the computation, as their effect is anti-dilutive. For the three months ended March 31, 2002 and 2001, common stock equivalents of approximately 90,005 and 189,691 shares respectively, were not used to calculate net loss per share because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for net loss per share for any of the periods presented.

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

5

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

     We have incurred operating losses since our inception. Our accumulated deficit at March 31, 2002 was $80.6 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2001, we spent 26.9% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis of compounds;

•	preclinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations to monitor and gather data on clinical trials; and

•	using statisticians to evaluate the results of clinical trials.

     The above expenditures for contract research and development for our current and future drug candidates will vary from quarter to quarter depending on the status of our research and development projects. For example, in September 1998, we entered a worldwide license agreement with The R.W. Johnson Pharmaceutical Research Institute (RWJPRI) and Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil), both Johnson & Johnson companies, to develop and market products to treat and prevent viral influenza. On April 30, 2001, we announced that Ortho-McNeil and RWJPRI gave BioCryst four months prior notice of termination of the worldwide license agreement. The final termination of this agreement was effective on September 21, 2001. Subsequently, we decided to move forward in the United States to complete the Phase III clinical trial of peramivir (RWJ-270201) that was initiated in Europe in February 2000, while we seek a new development partner. During the first quarter 2002, the Company announced that patient enrollment was complete in the first Phase III trial of once-a-day orally administered peramivir and preliminary data from the trial will be available during the third quarter 2002.

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

Results of Operations (three months ended March 31, 2002 compared to the three months ended March 31, 2001)

     Revenues decreased 71.4% to $539,000 in the three months ended March 31, 2002 from $1,887,000 in the three months ended March 31, 2001. The decrease was primarily due to a change in accounting estimate in the quarter ended June 30, 2001 following termination by Ortho-McNeil and RWJPRI of the worldwide license agreement with BioCryst for peramivir, the Company’s neuraminidase inhibitor. As a result of this change, we had no collaborative revenue during the first quarter of 2002 as compared to $703,000 in the first quarter of 2001. In addition, interest and other income decreased 54.5% to $539,000 in the first quarter of 2002 from $1,184,000 in the first quarter of 2001, due to a reduction in cash from funding operations and expansion of our facilities.

     Research and development expenses increased 112.9% to $5,387,000 in the three months ended March 31, 2002 from $2,530,000 in the three months ended March 31, 2001. The increase is primarily attributable to an increase in clinical trial expenses related to the Phase III development of peramivir, plus increased personnel and other research and development expenses related to our other programs.

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

     The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within four years. The Company has not realized any losses from such investments. In addition, at March 31, 2002, approximately $15.1 million was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured. At March 31, 2002, our cash, cash equivalents and securities held-to-maturity were $46.7 million, a decrease of $6.3 million from December 31, 2001, principally due to the funding of current operations, which includes continuing Phase III development of peramivir.

     We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank, secured by a pledge of $600,000 in marketable securities. There was nothing drawn against this line as of March 31, 2002. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at current market rates. The lease, as amended effective July 1, 2001 for an additional 7,200 square feet, requires us to pay monthly rent starting at $33,145 per month in July 2001 and escalating annually to a minimum of $47,437 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have pledged a U.S. Treasury security deposited in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount is currently $455,000, which will be decreased by $65,000 annually throughout the term of the lease.

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

     In September 1998, we entered a worldwide license agreement with RWJPRI and Ortho-McNeil, both Johnson & Johnson companies, to develop and market products to treat and prevent viral influenza. Under the terms of the agreement, we received $6.0 million in cash up front, and $6.0 million from Johnson & Johnson Development Corporation in the form of a common stock equity investment in 1998, and milestone payments of $2.0 million and $4.0 million in 1999 and 2000, respectively. On April 30, 2001, we announced that Ortho-McNeil and RWJPRI gave four months prior notice of termination of the worldwide license agreement. Subsequently, all rights to peramivir and all other patented compounds were returned to the Company. Ortho-McNeil indicated that this business decision was not related to safety or efficacy of the drug, but that other of its drug development programs were of a higher priority. The final termination of this agreement was effective on September 21, 2001. Subsequently, we decided to move forward in the United States to complete the Phase III clinical trial of peramivir that was initiated in Europe in February 2000, while we seek a new development partner. During the first quarter 2002, the Company announced that patient enrollment was complete in the first Phase III trial of once-a-day orally administered peramivir and preliminary data from the trial will be available during the third quarter 2002.

     We have projected to spend approximately $7 to $9 million more than our normal annual operating expenses on the Phase III clinical trial, which began in the quarter ended December 31, 2001. If we are able to find a new corporate partner to continue and complete the development of peramivir, our future costs associated with this drug will be limited. We cannot assure you that we will find a new corporate partner that will continue to develop the product, or, if they do so, that such development will result in receiving milestone payments, obtaining regulatory approval, or achieving future royalties from sales of licensed products.

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

8

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

Critical Accounting Policies

     We have established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the financial statements of the Company’s most recent Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values assets and liabilities and the results of operations.

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

Valuation of Financial Instruments

     We carry our held-to-maturity securities at amortized cost, as adjusted for other-than-temporary declines in market value. In determining if and when a decline in market value below amortized cost is other-than-temporary, we evaluate the market conditions and other key measures for our held-to-maturity investments. Future adverse changes in market conditions could result in losses or an inability to recover the carrying value of the held-to-maturity investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

Certain Risk Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, may never be profitable and may need additional financing

     Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of March 31, 2002, our accumulated deficit was approximately $80.6 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. These other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties from any future license agreements. In addition, we never expect to generate revenue directly from product sales. If we do not generate revenue, or if our drug development expenses increase, we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financing. If financing is not available on acceptable terms or not available at all, we may not have enough capital to continue our current business strategy.

Because Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil) and The R.W. Johnson Pharmaceutical Research Institute (RWJPRI) terminated their worldwide license agreement with us, our future revenue generation is uncertain

     On April 30, 2001, we announced that Ortho-McNeil and RWJPRI gave BioCryst four months prior notice of termination of the worldwide license agreement with us to develop and market products to treat and prevent viral influenza. The final termination of this agreement was effective on September 21, 2001. As a result, we have lost a substantial amount of our expected revenue. After applying SAB 101 on a pro forma basis, none of our revenues for the three months ended March 31, 2002; approximately 69.3% of our revenues for the year ended December 31, 2001 and approximately 43.3% of our revenues for the year ended December 31, 2000 resulted from this license agreement. These revenues represent approximately 39.1% of our total revenues since our inception in 1986. Because of the termination of this agreement, we will not receive any future milestone or other payments from RWJPRI or Ortho-McNeil.

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

     In 1998, we signed an agreement to license our flu drug candidate to Ortho-McNeil and to RWJPRI, who conducted clinical trials. On April 30, 2001, BioCryst announced that Ortho-McNeil and RWJPRI gave four months prior notice of termination of the worldwide license agreement with BioCryst to develop and market products to treat and prevent viral influenza. Ortho-McNeil returned all rights to BioCryst’s proprietary influenza neuraminidase inhibitors, including peramivir, back to the Company. Ortho-McNeil transferred to BioCryst all improvements, information, data and materials connected to the licensed product including, but not limited to, clinical and chemical data, regulatory filings, specifications and third party agreements. Ortho-McNeil indicated that this business decision was not related to safety or efficacy of peramivir, but that other of its drug development programs were of a higher priority. The final termination of this agreement was effective on September 21, 2001.

     During the first quarter 2002, the Company completed patient enrollment in the first Phase III trial of once-a-day orally administered peramivir, and we continue to seek a new corporate partner to facilitate the final development and potential commercialization of this drug candidate. Even if we or any potential licensee continues certain Phase III clinical trials, the trials may not be successful. We do not know when, if ever, our drug candidate will complete all the required Phase III clinical trials, or when, if ever, it will receive FDA or foreign regulatory agency approvals for, or when, if ever, marketing of peramivir will begin. If we or any partners are unable to complete the clinical trials or demonstrate the safety and efficacy of our compounds, the loss of our future revenues that depend on the success of peramivir will harm our business. Even if the results of the Phase III trials are positive, a product is not likely to be commercially available for three or more years, if at all.

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

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2002, the 52-week range of the market price of our stock has been from $3.00 to $8.00 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

16

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

None

Item 3. Defaults Upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

None

17

Item 6. Exhibits and Reports on Form 8-K:

a.	Exhibits:

Number	Description
3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Composite Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

10.1	1991 Stock Option Plan, as amended and restated as of March 6, 2000. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 16, 2000 (Registration No. 333-39484).

10.2	Employment Agreement dated December 27, 1999 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ending December 31, 1999 dated March 24, 2000.

10.3#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.4	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.4 to the Company’s Form S-8 Registration Statement (Registration No. 33-95062).

10.5#	License Agreement dated as of September 14, 1998 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.6#	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.7#	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.8	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

10.9#	Termination Agreement dated as of September 21, 2001 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q/A for the third quarter ending September 30, 2001 dated January 15, 2002.

10.10	Change of Control Agreement dated May 25, 2001 between the Registrant and W. Randall Pittman. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ending December 31, 2001 dated March 22, 2002.

#	Confidential treatment granted.

b.	Reports on Form 8-K:

None

18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2002	BIOCRYST PHARMACEUTICALS, INC. By: /s/ CHARLES E. BUGG —————————————— Charles E. Bugg Chairman and Chief Executive Officer
Date: May 3, 2002	By: /s/ W. RANDALL PITTMAN —————————————— W. Randall Pittman Chief Financial Officer and Chief Accounting Officer

19