Form 10-Q
period 2002-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2002-08-07
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Yes [X]     No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,636,465 shares of the Company’s Common Stock, $.01 par value, were outstanding as of July 31, 2002.

BIOCRYST PHARMACEUTICALS, INC.

INDEX

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC. CONDENSED BALANCE SHEETS June 30, 2002 and December 31, 2001 (In thousands, except per share data)

	2002 (Unaudited)	2001 (Note 1)
Assets
Cash and cash equivalents	$14,831	$18,865
Securities held-to-maturity	12,049	13,122
Prepaid expenses and other current assets	851	416

Total current assets	27,731	32,403
Securities held-to-maturity	14,886	20,954
Furniture and equipment, net	5,177	5,396
Patents	83	343

Total assets	$47,877	$59,096

Liabilities and Stockholders’ Equity
Accounts payable	$775	$617
Accrued expenses	590	1,365

Total current liabilities	1,365	1,982
Deferred revenue	300	300
Stockholders’ equity:
Preferred stock: shares authorized – 5,000
Series A Convertible Preferred stock, $.01 par value, shares authorized – 1,800; shares issued and outstanding – none
Series B Junior Participating Preferred Stock, $.001 par value, shares authorized – 21.5; shares issued and outstanding - none
Common stock, $.01 par value, shares authorized -
45,000; shares issued and outstanding -
17,636 in 2002 and 17,607 in 2001	176	176
Additional paid-in capital	131,845	131,669
Accumulated deficit	(85,809)	(75,031)

Total stockholders’ equity	46,212	56,814

Total liabilities and stockholders’ equity	$47,877	$59,096

See accompanying notes to condensed financial statements. 2

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF OPERATIONS Periods Ended June 30, 2002 and 2001 (In thousands, except per share) (Unaudited)

	Three Months		Six Months
	2002	2001	2002	2001
Revenues:
Collaborative and other research and development	$0	$3,634	$0	$4,338
Interest and other	461	903	1,000	2,086

Total revenues	461	4,537	1,000	6,424

Expenses:
Research and development	4,377	2,714	9,764	5,244
General and administrative	871	657	1,640	1,356
Impairment of patents and licenses	374	0	374	0
Royalty expense	0	208	0	249

Total expenses	5,622	3,579	11,778	6,849

Net income (loss)	$(5,161)	$958	$(10,778)	$(425)

Amounts per common share:
Net income (loss) (Note 2)
-Basic	$(.29)	$0.05	$(.61)	$(.02)

-Diluted	$(.29)	$0.05	$(.61)	$(.02)

Weighted average shares outstanding (Note 2)
-Basic	17,636	17,540	17,632	17,540
-Diluted	17,636	17,602	17,632	17,540

See accompanying notes to condensed financial statements. 3

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2002 and 2001 (In thousands) (Unaudited)

	2002	2001
Operating activities:
Net loss	$(10,778)	$(425)
Depreciation and amortization	628	485
Amortization of patents and licenses	2	0
Impairment of patents and licenses	374	0
Deferred expense	0	249
Deferred revenue	0	(4,338)
Non-monetary compensation	75	72
Changes in operating assets and liabilities, net	(1,052)	(738)

Net cash used in operating activities	(10,751)	(4,695)

Investing activities:
Purchases of furniture and equipment	(409)	(717)
Purchases of patents and licenses	(116)	(21)
Purchases of marketable securities	(2,585)	(21,943)
Maturities of marketable securities	9,726	36,875

Net cash provided by investing activities	6,616	14,194

Financing activities:
Principal payments of debt and capital lease obligations	0	(10)
Proceeds from sale of common stock	101	19

Net cash provided by financing activities	101	9

Increase (decrease) in cash and cash equivalents	(4,034)	9,508
Cash and cash equivalents at beginning of period	18,865	8,456

Cash and cash equivalents at end of period	$14,831	$17,964

See accompanying notes to condensed financial statements. 4

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Preparation

     The condensed balance sheet as of June 30, 2002 and the condensed statements of operations and cash flows for the six months ended June 30, 2002 and 2001 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at June 30, 2002 and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2001 and the notes thereto included in the Company’s 2001 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The condensed balance sheet as of December 31, 2001 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

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

     For the three months ended June 30, 2002, common stock equivalents of approximately 354 shares were not used to calculate net loss per share because of their anti-dilutive effect. For the three months ended June 30, 2001, common stock equivalents of approximately 61,917 shares were included in the weighted average shares outstanding used to calculate diluted income per share. For the six months ended June 30, 2002 and 2001, common stock equivalents of approximately 38,112 and 98,362 shares respectively, were not used to calculate net loss per share because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for net loss per share for any of the periods presented.

Note 3. Stockholder’s Equity

     In June 2002, our board of directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights (“Rights”) to the holders of our common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons who acquires more than 15% (19.9% for William W. Featheringill, a Director who already owns more than 15%) of our common stock on terms not approved by the board of directors. The rights are not exercisable until the distribution date, as defined in the Rights Agreement by and between the Company and American Stock Transfer & Trust Company, as Rights Agent. The Rights will expire at the close of business on June 24, 2012, unless that final expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company.

     Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock (“Series B”), par value $0.001 per share at a purchase price of $26.00, subject to adjustment. Shares of Series B purchasable upon exercise of the Rights will not be redeemable. Each share of Series B will be entitled to a dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, each share of Series B will be entitled to a payment of 1,000 times the payment made per share of common stock. Each share of Series B will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation, or other transaction in which shares of common stock are exchanged, each share of Series B will be entitled to receive 1,000 times the amount received per share of common stock.

Note 4. Impairment of long-lived assets

     The Company periodically reviews its patents and licenses for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”) to determine any impairment that needs to be recognized. During the quarter ended June 30, 2002, the Company abandoned the development of peramivir, its influenza neuraminidase inhibitor. As a result, the Company recognized an expense of $374,000 during the quarter related to the patents for our neuraminidase inhibitors, as they no longer have any readily determinable value to the Company.

Note 5. Subsequent Events

     On July 10, 2002, the Company streamlined its operations, reducing its workforce from 75 employees to 45 employees in order to conserve its resources and provide a longer timeframe in which to advance its other programs. The expenses related to this reduction in staff will be recognized during the third quarter of 2002.

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

     We have incurred operating losses since our inception. Our accumulated deficit at June 30, 2002 was $85.8 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2001, we spent 26.9% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis of compounds;

•	preclinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations to monitor and gather data on clinical trials; and

•	using statisticians to evaluate the results of clinical trials.

     The above expenditures for contract research and development for our current and future drug candidates will vary from quarter to quarter depending on the status of our research and development projects. For example, on June 25, 2002, we announced preliminary Phase III clinical trial data for peramivir, our investigational oral influenza neuraminidase inhibitor. The trial indicated no statistically significant difference in the primary efficacy endpoint between groups treated with peramivir and groups treated with placebo. Based on these data, we discontinued the development of peramivir. During the first six months of 2002, our cash expenses related to this trial were approximately $4 million. After terminating the development of peramivir, the Company streamlined its operations, reducing its workforce from 75 employees to 45 employees in order to conserve its resources and provide a longer timeframe in which to advance its other programs.

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

Results of Operations (three months ended June 30, 2002 compared to the three months ended June 30, 2001)

     Revenues decreased 89.8% to $461,000 in the three months ended June 30, 2002 from $4,537,000 in the three months ended June 30, 2001. The decrease was primarily due to a change in accounting estimate in the quarter ended June 30, 2001 following termination by Ortho-McNeil and RWJPRI of the worldwide license agreement with BioCryst for peramivir, the Company’s neuraminidase inhibitor. As a result of this change, we had no collaborative revenue during the second quarter of 2002 as compared to $3,634,000 in the second quarter of 2001. In addition, interest and other income decreased 48.9% to $461,000 in the second quarter of 2002 from $903,000 in the second quarter of 2001, due to a reduction in cash from funding operations and expansion of our facilities, plus the effect of lower interest rates on some of our investments.

     Research and development expenses increased 61.3% to $4,377,000 in the three months ended June 30, 2002 from $2,714,000 in the three months ended June 30, 2001. The increase is primarily attributable to an increase in clinical trial expenses related to the Phase III development of peramivir. General and administrative expenses for the three months ended June 30, 2002 increased 32.6% to $871,000 as compared to the same period in 2001, primarily due to an increase in expenses related to the adoption of a stockholder rights plan and other professional fees. Royalty expense decreased 100.00% to $0 in the three months ended June 30, 2002 from $208,000 for the three months ended June 30, 2001, as a result of the termination agreement with Ortho-McNeil and RWJPRI. During the quarter ended June 30, 2002, the Company recorded a non-cash impairment loss of $374,000 related to the influenza patents, as this program was terminated effective June 25, 2002.

Results of Operations (six months ended June 30, 2002 compared to the six months ended June 30, 2001)

     Revenues decreased 84.4% to $1,000,000 in the six months ended June 30, 2002 from $6,424,000 in the six months ended June 30, 2001. The decrease was primarily due to a change in accounting estimate in the quarter ended June 30, 2001 following termination by Ortho-McNeil and RWJPRI of the worldwide license agreement with BioCryst for peramivir, the Company’s neuraminidase inhibitor. As a result of this change, we had no collaborative revenue during the first six months of 2002 as compared to $4,338,000 in the first six months of 2001. In addition, interest and other income decreased 52.1% to $1,000,000 in the six months ended June 30, 2002 from $2,086,000 in the first six months of 2001, due to a reduction in cash from funding operations and expansion of our facilities, plus the effect of lower interest rates on some of our investments.

     Research and development expenses increased 86.2% to $9,764,000 in the six months ended June 30, 2002 from $5,244,000 in the six months ended June 30, 2001. The increase is primarily attributable to an increase in clinical trial expenses related to the Phase III development of peramivir. General and administrative expenses for the six months ended June 30, 2002 increased 20.9% to $1,640,000 as compared to the same period in 2001, primarily due to an increase in expenses related to the adoption of a stockholder rights plan and other professional fees. Royalty expense decreased 100.00% to $0 in the six months ended June 30, 2002 from $249,000 for the six months ended June 30, 2001, as a result of the termination agreement with Ortho-McNeil and RWJPRI. During the second quarter of 2002, the Company recorded a non-cash impairment loss of $374,000 related to the influenza patents, as this program was terminated effective June 25, 2002.

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

     In addition, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with other parties to conduct certain research and development and using consultants. We expect to incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities and undertake additional preclinical studies and clinical trials of compounds, which have been or may be discovered. We also expect to incur substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

     On June 25, 2002, the Company announced we were discontinuing the development of peramivir, our investigational oral influenza neuraminidase inhibitor designed to treat and prevent influenza. After terminating the development of peramivir, the Company streamlined its operations, reducing its workforce from 75 employees to 45 employees in order to conserve its resources and provide a longer timeframe in which to advance its other programs.

     The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within four years. The Company has not realized any losses from such investments. In addition, at June 30, 2002, approximately $10.6 million was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured. At June 30, 2002, our cash, cash equivalents and securities held-to-maturity were $41.8 million, a decrease of $11.2 million from December 31, 2001, principally due to the funding of current operations, which included the Phase III development of peramivir prior to the termination of this program in June 2002.

     We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank, secured by a pledge of $600,000 in marketable securities. There was nothing drawn against this line as of June 30, 2002. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at current market rates. The lease, as amended effective July 1, 2001 for an additional 7,200 square feet, requires us to pay monthly rent starting at $33,145 per month in July 2001 and escalating annually to a minimum of $47,437 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have pledged a U.S. Treasury security deposited in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount is currently $455,000, which will be decreased by $65,000 annually throughout the term of the lease.

     During 2000, we renovated our facilities to gain additional laboratory space, update our existing laboratories, and add a small good manufacturing practices (GMP) clean room. In addition, we updated our general office facility to provide for growth and efficiencies. The total cost of these changes, including furniture and laboratory equipment, was approximately $2.7 million. This phase of renovation was completed in December 2000. Another phase of renovation was completed in February 2002 for approximately $2.6 million to add two chemistry laboratories and purchase additional equipment. Currently, there are no plans for additional remodeling.

     As a result of the reduction in our staff during July 2002, we now have approximately 14,000 square feet of excess space we are currently attempting to sublease.

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

     We believe that our available funds will be sufficient to fund our operations at least through 2004. However, this is a forward-looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	the progress of our research, drug discovery and development programs;

•	changes in existing collaborative relationships;

•	our ability to establish additional collaborative relationships;

•	the magnitude of our research and development programs;

•	the scope and results of preclinical studies and clinical trials to identify drug candidates;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	our dependence on others for development and commercialization of our product candidates, and

•	successful commercialization of our products consistent with our licensing strategy.

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

Critical Accounting Policies

     We have established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the financial statements of the Company’s most recent Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations.

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

Patents and Licenses

     Patents and licenses are recorded at cost and amortized on a straight-line basis over their estimated useful lives or 20 years, whichever is lesser. These costs are reviewed periodically in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”) to determine any impairment that needs to be recognized.

Certain Risk Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, may never be profitable and may need additional financing

     Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of June 30, 2002, our accumulated deficit was approximately $85.8 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. These other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties from any future license agreements. In addition, we never expect to generate revenue directly from product sales. If we do not generate revenue, or if our drug development expenses increase, we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financing. If financing is not available on acceptable terms or not available at all, we may not have enough capital to continue our current business strategy.

Our future revenue generation is uncertain

Our revenue from collaborative agreements is dependent upon the status of our preclinical and clinical programs. If we fail to advance these programs to the point of being able to enter into successful collaborations, we will not receive any future milestone or other collaborative payments.

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

     Any problems encountered with our current or future partners could delay or prevent the development of our compounds, which would severely affect our business, because if our compounds do not reach the market in a timely manner, or at all, we may never receive any milestone or royalty payments.

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

If our drug candidates do not achieve broad market acceptance, our business may never become profitable

     Our drug candidates may not gain the market acceptance required for us to be profitable even if they receive approval for sale by the FDA or foreign regulatory agencies. The degree of market acceptance of any drug candidates that we or our partners develop will depend on a number of factors, including:

•	cost-effectiveness of our drug candidates;

•	their safety and effectiveness relative to alternative treatments;

•	reimbursement policies of government and third-party payers; and

•	marketing and distribution support for our drug candidates.

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

14

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

If we face clinical trial liability claims related to the use or misuse of our compounds in clinical trials, our management’s time will be diverted and we will incur litigation costs

     We face an inherent business risk of liability claims in the event that the use or misuse of our compounds results in personal injury or death. We have not experienced any clinical trial liability claims to date, but we may experience these claims in the future. After commercial introduction of our products we may experience losses due to product liability claims. We currently maintain clinical trial liability insurance coverage in the amount of $5.0 million per occurrence and $5.0 million in the aggregate, with an additional $2.0 million potentially available under our umbrella policy. The insurance policy may not be sufficient to cover claims that may be made against us. Clinical trial liability insurance may not be available in the future on acceptable terms, if at all. Any claims against us, regardless of their merit, could materially and adversely affect our financial condition, because litigation related to these claims would strain our financial resources in addition to consuming the time and attention of our management.

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

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholder decisions

     Our directors, executive officers and some principal stockholders and their affiliates, including Johnson & Johnson Development Corporation, beneficially own approximately 44% (directors and officers own 28%) of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

We have anti-takeover provisions in our corporate charter documents that may result in outcomes with which you do not agree

     Our board of directors has the authority to issue up to 3,178,500 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of those shares without further vote or action by our stockholders. The rights of the holders of any preferred stock that may be issued in the future may adversely affect the rights of the holders of common stock. The issuance of preferred stock could make it more difficult for third parties to acquire a majority of our outstanding voting stock.

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

     In June 2002, our board of directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights (“Rights”) to the holders of our common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons who acquires more than 15% (19.9% for William W. Featheringill, a Director who already owns more than 15%) of our common stock on terms not approved by the board of directors.

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2002, the 52-week range of the market price of our stock has been from $0.60 to $6.59 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

     None

Item 2. Changes in Securities and Use of Proceeds:

     None

Item 3. Defaults Upon Senior Securities:

     None

Item 4. Submission of Matters to a Vote of Security Holders:

(a)	The Company’s annual meeting of stockholders was held on May 15, 2002.

(b)	Messrs. Featheringill, Sherrill and Spencer were reelected as directors for three-year terms expiring in 2005. Messrs. Bennett, Horovitz, Steer, Bugg, Gee and Montgomery continue as directors.

(c)	Motions before stockholders:

1.	Election of three directors as follows -

Name	Votes For	Abstentions/ Withheld
William W. Featheringill	15,272,639	103,126
Joseph H. Sherrill, Jr.	15,266,151	109,614
William M. Spencer, III	15,262,308	113,457

2.	Amendment to the Employee Stock Purchase Plan

Votes For	Votes Against	Abstentions/ Withheld
15,031,075	278,934	65,756

(d)	Not applicable.

Item 5. Other Information:

     None

Item 6. Exhibits and Reports on Form 8-K:

a. Exhibits:

Number	Description
3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Composite Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

4.2	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A dated June 17, 2002.

10.1	1991 Stock Option Plan, as amended and restated as of March 6, 2000. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 16, 2000 (Registration No. 333-39484).

10.2	Employment Agreement dated December 27, 1999 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ending December 31, 1999 dated March 24, 2000.

18

10.3#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.4	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 14, 2002 (Registration No. 333-90582).

10.5#	License Agreement dated as of September 14, 1998 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.6#	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.7#	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.8	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

10.9*	Termination Agreement dated as of September 21, 2001 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc.

10.10	Change of Control Agreement dated May 25, 2001 between the Registrant and W. Randall Pittman. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ending December 31, 2001 dated March 22, 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment granted.

*	Previously filed as Exhibit 10.9 to the Company’s Form 10-Q/A for the third quarter ending September 30, 2001, dated January 15, 2002, with confidential treatment granted.

b.	Reports on Form 8-K: The following report on Form 8-K was filed by BioCryst on June 17, 2002.

Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B.

19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2002	BIOCRYST PHARMACEUTICALS, INC. /s/ CHARLES E. BUGG —————————————— Charles E. Bugg Chairman and Chief Executive Officer

Date: August 7, 2002	/s/ W. RANDALL PITTMAN —————————————— W. Randall Pittman Chief Financial Officer and Chief Accounting Officer

20