Form 10-Q
period 2002-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2002-11-12
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________ .

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

Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,657,097 shares of the Company’s Common Stock, $.01 par value, were outstanding as of October 31, 2002.

BIOCRYST PHARMACEUTICALS, INC.

INDEX

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC. CONDENSED BALANCE SHEETS September 30, 2002 and December 31, 2001 (In thousands, except per share data)

	2002 (Unaudited)	2001 (Note 1)
Assets
Cash and cash equivalents	$ 13,537	$ 18,865
Securities held–to–maturity	13,628	13,122
Prepaid expenses and other current assets	717	416

Total current assets	27,882	32,403
Securities held–to–maturity	11,254	20,954
Furniture and equipment, net	4,867	5,396
Patents	89	343

Total assets	$ 44,092	$ 59,096

Liabilities and Stockholders’ Equity
Accounts payable	$ 460	$ 617
Accrued expenses	474	1,365

Total current liabilities	934	1,982
Deferred revenue	300	300
Stockholders’ equity:
Preferred stock: shares authorized – 5,000
Series A Convertible Preferred stock, $.01 par value, shares authorized – 1,800; shares issued and outstanding – none
Series B Junior Participating Preferred Stock, $.001 par value, shares authorized – 21.5; shares issued and outstanding – none
Common stock, $.01par value, shares authorized – 45,000; shares issued and outstanding –17,657 in 2002 and 17,607 in 2001	177	176
Additional paid–in capital	131,905	131,669
Accumulated deficit	(89,224)	(75,031)

Total stockholders’ equity	42,858	56,814

Total liabilities and stockholders’ equity	$ 44,092	$ 59,096

See accompanying notes to condensed financial statements. 3

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF OPERATIONS Periods Ended September 30, 2002 and 2001 (In thousands, except per share) (Unaudited)

	Three Months		Nine Months
	2002	2001	2002	2001
Revenues:
Collaborative and other research and development	$ 0	$ 3,400	$ 0	$ 7,737
Interest and other	412	731	1,412	2,817

Total revenues	412	4,131	1,412	10,554

Expenses:
Research and development	3,172	2,830	12,935	8,073
General and administrative	655	689	2,296	2,045
Impairment of patents and licenses	0	0	374	0
Royalty expense	0	195	0	444

Total expenses	3,827	3,714	15,605	10,562

Net income (loss)	$(3,415)	$ 417	$(14,193)	$ (8)

Amounts per common share:
Net income (loss) (Note 2)
-Basic	$ (.19)	$ .02	$ (.80)	$ .00

-Diluted	(.19)	$ .02	$ (.80)	$ .00

Weighted average shares outstanding (Note 2)
-Basic	17,650	17,565	17,638	17,548
-Diluted	17,650	17,602	17,638	17,548

See accompanying notes to condensed financial statements. 4

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2002 and 2001 (In thousands) (Unaudited)

	2002	2001
Operating activities:
Net loss	$(14,193)	$ (8)
Depreciation and amortization	937	750
Amortization of patents and licenses	3	0
Impairment of patents and licenses	374	0
Deferred expense	0	444
Deferred revenue	0	(7,737)
Non-monetary compensation	114	108
Changes in operating assets and liabilities, net	(1,349)	(435)

Net cash used in operating activities	(14,114)	(6,878)

Investing activities:
Purchases of furniture and equipment	(408)	(1,829)
Purchases of patents and licenses	(123)	(31)
Purchases of marketable securities	(4,085)	(24,450)
Maturities of marketable securities	13,279	43,979

Net cash provided by investing activities	8,663	17,669

Financing activities:
Principal payments of debt and capital lease obligations	0	(10)
Proceeds from sale of common stock	123	166

Net cash provided by financing activities	123	156

Increase (decrease) in cash and cash equivalents	(5,328)	10,947
Cash and cash equivalents at beginning of period	18,865	8,456

Cash and cash equivalents at end of period	$ 13,537	$ 19,403

See accompanying notes to condensed financial statements. 5

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Preparation

     The condensed balance sheet as of September 30, 2002 and the condensed statements of operations and cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at September 30, 2002 and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2001 and the notes thereto included in the Company’s 2001 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The condensed balance sheet as of December 31, 2001 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

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

     For the three months ended September 30, 2002, common stock equivalents of approximately 5,698 shares were not used to calculate net loss per share because of their anti-dilutive effect. For the three months ended September 30, 2001, common stock equivalents of approximately 36,570 shares were included in the weighted average shares outstanding used to calculate diluted income per share. For the nine months ended September 30, 2002 and 2001, common stock equivalents of approximately 43,176 and 80,316 shares respectively, were not used to calculate net loss per share because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for net loss per share for any of the periods presented.

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

Note 4. Impairment of long-lived assets

     The Company periodically reviews its patents and licenses for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”) to determine any impairment that needs to be recognized. During the quarter ended June 30, 2002, the Company abandoned the development of peramivir, its influenza neuraminidase inhibitor. As a result, the Company recognized an expense of $374,000 during the quarter ended June 30, 2002 related to the patents for our neuraminidase inhibitors, as they no longer have any readily determinable value to the Company.

Note 5. Recent Accounting Pronouncements

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this statement on July 1, 2002. On July 10, 2002, the Company streamlined its operations, reducing its workforce from 75 employees to 45 employees in order to conserve its resources and provide a longer timeframe in which to advance its other programs. As a result of early implementation of SFAS 146, the Company recognized all expenses related to this reduction in staff during the third quarter of 2002. As of September 30, 2002 total compensation paid, plus benefits, related to this staff reduction was $259,742.

Note 6. Commitments and Contingencies

     On August 5, 2002, at the request of the compensation committee, our board of directors approved a reduction in salary by 25% for both Dr. Charles E. Bugg, our Chairman and Chief Executive Officer and Dr. J. Claude Bennett, our President, Chief Operating Officer and Medical Director, effective August 1, 2002. In the event of any change of control of the Company, any cumulative salary reductions up to the date of the change of control would become due and payable to them. This arrangement has not been documented in any formal written agreement.

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

7

•	recruiting our scientific and management personnel;

•	establishing laboratory facilities; and

•	raising capital.

     Our revenues have generally been limited to license fees, milestone payments, interest income, collaboration research and development fees. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Research and development revenue on cost-reimbursement agreements is recognized as expenses are incurred, up to contractual limits. Research and development fees, license fees and milestone payments are recognized as revenue when the earnings process is complete, the Company has no further continuing performance obligations and has completed its performance under the terms of the agreement, in accordance with SAB 101. License fees and milestone payments received under licensing agreements that are related to future performance are deferred and taken into income as earned over the estimated drug development period. The Company has not received any royalties from the sale of licensed pharmaceutical products. It could be several years, if ever, before we will recognize significant revenue from royalties received pursuant to our license agreements, and we are not likely to ever generate revenue directly from product sales. Future revenues, if any, are likely to fluctuate substantially from quarter to quarter.

     We have incurred operating losses since our inception. Our accumulated deficit at September 30, 2002 was $89.2 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2001, we spent 26.9% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis of compounds;

•	preclinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations to monitor and gather data on clinical trials; and

•	using statisticians to evaluate the results of clinical trials.

     The above expenditures for contract research and development for our current and future drug candidates will vary from quarter to quarter depending on the status of our research and development projects. For example, on June 25, 2002, we announced preliminary Phase III clinical trial data for peramivir, our investigational oral influenza neuraminidase inhibitor. The trial indicated no statistically significant difference in the primary efficacy endpoint between groups treated with peramivir and groups treated with placebo. Based on these data, we discontinued the development of peramivir. During the first nine months of 2002, our cash expenses related to this trial were approximately $4 million. After terminating the development of peramivir, the Company streamlined its operations, reducing its workforce from 75 employees to 45 employees in order to conserve its resources and provide a longer timeframe in which to advance its other programs.

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

Results of Operations (three months ended September 30, 2002 compared to the three months ended September 30, 2001)

     Revenues decreased 90.0% to $412,000 in the three months ended September 30, 2002 from $4,131,000 in the three months ended September 30, 2001. The decrease was primarily due to the termination by Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil) and The R.W. Johnson Pharmaceutical Research Institute (RWJPRI) of the worldwide license agreement with BioCryst for peramivir, the Company’s neuraminidase inhibitor. As a result, we had no collaborative revenue during the third quarter of 2002 as compared to $3,400,000 in the third quarter of 2001. In addition, interest and other income decreased 43.6% to $412,000 in the third quarter of 2002 from $731,000 in the third quarter of 2001, due to a reduction in cash from funding operations and renovation of our facilities completed in February 2002, plus the effect of lower interest rates on some of our investments.

     Research and development expenses increased 12.1% to $3,172,000 in the three months ended September 30, 2002 from $2,830,000 in the three months ended September 30, 2001. The increase is primarily attributable to the final clinical trial expenses related to the Phase III development of peramivir, a program discontinued earlier this year, as well an increase in animal studies for other programs. General and administrative expenses for the three months ended September 30, 2002 decreased 4.9% to $655,000 as compared to $689,000 for the same period in 2001. Royalty expense decreased 100.00% to $0 in the three months ended September 30, 2002 from $195,000 for the three months ended September 30, 2001, as a result of the termination agreement with Ortho-McNeil and RWJPRI.

Results of Operations (nine months ended September 30, 2002 compared to the nine months ended September 30, 2001)

Revenues decreased 86.6% to $1,412,000 in the nine months ended September 30, 2002 from $10,554,000 in the nine months ended September 30, 2001. The decrease was primarily due to the termination of Ortho-McNeil and RWJPRI’s agreement with BioCryst. As a result of this change, we had no collaborative revenue during the first nine months of 2002 as compared to $7,737,000 in the first nine months of 2001. In addition, interest and other income decreased 49.9% to $1,412,000 in the nine months ended September 30, 2002 from $2,817,000 in the first nine months of 2001, due to a reduction in cash from funding operations and renovation of our facilities completed in February 2002, plus the effect of lower interest rates on some of our investments.

     Research and development expenses increased 60.2% to $12,935,000 in the nine months ended September 30, 2002 from $8,073,000 in the nine months ended September 30, 2001. The increase is primarily attributable to an increase in clinical trial expenses related to the Phase III development of peramivir, a program discontinued earlier this year. General and administrative expenses for the nine months ended September 30, 2002 increased 12.3% to $2,296,000 as compared to $2,045,000 for the same period in 2001, primarily due to an increase in expenses related to the adoption of a stockholder rights plan and other professional fees. Royalty expense decreased 100.00% to $0 in the nine months ended September 30, 2002 from $444,000 for the nine months ended September 30, 2001, as a result of the termination agreement with Ortho-McNeil and RWJPRI. During the second quarter of 2002, the Company recorded a non-cash impairment loss of $374,000 related to the influenza patents, as this program was terminated effective June 25, 2002. There were no impairment charges in 2001.

Liquidity and Capital Resources

     Cash expenditures have exceeded revenues since the Company’s inception. Our operations have principally been funded through various sources, including the following:

•	public offerings and private placements of equity and debt securities,

•	equipment lease financing,

•	facility leases,

9

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

     On June 25, 2002, the Company announced we were discontinuing the development of peramivir, our investigational oral influenza neuraminidase inhibitor designed to treat and prevent influenza. After terminating the development of peramivir, the Company streamlined its operations in order to conserve its resources and provide a longer timeframe in which to advance its other programs.

     On August 5, 2002, at the request of the compensation committee, our board of directors approved a reduction in salary by 25% for both Dr. Charles E. Bugg, our Chairman and Chief Executive Officer and Dr. J. Claude Bennett, our President, Chief Operating Officer and Medical Director, effective August 1, 2002. In the event of any change of control of the Company, any cumulative salary reductions up to the date of the change of control would become due and payable to them. This arrangement has not been documented in any formal written agreement.

     The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within three years. The Company has not realized any losses from such investments. In addition, at September 30, 2002, approximately $7.7 million was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured. At September 30, 2002, our cash, cash equivalents and securities held-to-maturity were $38.4 million, a decrease of $14.5 million from December 31, 2001, principally due to the funding of current operations, which included the Phase III development of peramivir, a program that was terminated in June 2002.

     We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank, secured by a pledge of $600,000 in marketable securities. There was nothing drawn against this line as of September 30, 2002. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at current market rates. The lease, as amended effective July 1, 2001 for an additional 7,200 square feet, requires us to pay monthly rent starting at $33,145 per month in July 2001 and escalating annually to a minimum of $47,437 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have pledged a U.S. Treasury security deposited in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount is currently $455,000, which will be decreased by $65,000 annually throughout the term of the lease.

     During 2000, we renovated our facilities to gain additional laboratory space, update our existing laboratories, and add a small good manufacturing practices (GMP) clean room. In addition, we updated our general office facility to provide for growth and efficiencies. The total cost of these changes, including furniture and laboratory equipment, was approximately $2.7 million. This phase of renovation was completed in December 2000. Another phase of renovation was completed in February 2002 for approximately $2.6 million to add two chemistry laboratories and purchase additional equipment. Currently, there are no plans for additional renovations.

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

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Research and development revenue on cost-reimbursement agreements is recognized as expenses are incurred, up to contractual limits. Research and development fees, license fees and milestone payments are recognized as revenue when the earnings process is complete, the Company has no further continuing performance obligations and has completed its performance under the terms of the agreement, in accordance with SAB 101. License fees and milestone payments received under licensing agreements that are related to future performance are deferred and taken into income as earned over the estimated drug development period. Recognized revenues and profit are subject to revisions as these contracts or agreements progress to completion. Revisions to revenue or profit estimates are charged to income in the period in which the facts that give rise to the revision became known.

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

Patents and Licenses

     Patents and licenses are recorded at cost and amortized on a straight-line basis over their estimated useful lives or 20 years, whichever is lesser. These costs are reviewed periodically in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement No. 144") to determine any impairment that needs to be recognized.

Certain Risk Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, may never be profitable and may need additional financing

     Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of September 30, 2002, our accumulated deficit was approximately $89.2 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. These other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties from any future license agreements. In addition, we are not likely to generate revenue directly from product sales. If we do not generate revenue, or if our drug development expenses increase, we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financing. If financing is not available on acceptable terms or not available at all, we may not have enough capital to continue our current business strategy.

Our future revenue generation is uncertain

     Our revenue from collaborative agreements is dependent upon the status of our preclinical and clinical programs. If we fail to advance these programs to the point of being able to enter into successful collaborations, we will not receive any future milestone or other collaborative payments.

If our development collaborations with other parties fail, the development of our drug candidates will be delayed or stopped

     We rely completely upon other parties for many important stages of our drug development programs, including:

•	discovery of proteins that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	execution of some preclinical studies and late-stage development for our compounds and drug candidates

•	management of our regulatory function; and

•	manufacturing, sales, marketing and distribution of our drug candidates.

     Our failure to engage in successful collaborations at any one of these stages would greatly impact our business. If we do not license enzyme targets from academic institutions or from other biotechnology companies on acceptable terms, our product development efforts would suffer. Similarly, if the contract research organizations that conduct our initial or late-stage clinical trials or manage our regulatory function breached their obligations to us, this would delay or prevent the development of our drug candidates.

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

If the clinical trials of our drug candidates fail, our drug candidates will not be marketed, which would result in a complete absence of product related revenue

     To receive the regulatory approvals necessary for the sale of our drug candidates, we or our licensees must demonstrate through preclinical studies and clinical trials that each drug candidate is safe and effective. If we or our licensees are unable to demonstrate that our drug candidates are safe and effective, our drug candidates will not receive regulatory approval and will not be marketed, which would result in a complete absence of product related revenue. The clinical trial process is complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are either unlikely to show good results in the trials or unlikely to help advance a product to the point of a meaningful collaboration. Positive results from preclinical studies and early clinical trials do not ensure positive results in clinical trials designed to permit application for regulatory approval, called pivotal clinical trials. We may suffer significant setbacks in pivotal clinical trials, even after earlier clinical trials show promising results. Any of our drug candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the drug candidate for any targeted indications. We, our licensees, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our drug candidates are safe or effective.

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

14

•	product promotion;

•	product manufacturing, including good manufacturing practice requirements; and

•	product changes or modifications.

Our failure to comply with existing or future regulatory requirements, or our loss of, or changes to, previously obtained approvals, could have a material adverse effect on our business because we will not receive royalty revenues if our licensees do not receive approval of our products for marketing

     In June 1995, we notified the FDA that we submitted incorrect data for our Phase II studies of BCX-34 applied to the skin for cutaneous T-cell lymphoma and psoriasis. The FDA inspected us in November 1995 and issued us a List of Inspectional Observations, Form FDA 483, which cited our failure to follow good clinical practices. The FDA also inspected us in June 1996. The focus was on the two 1995 Phase II dose-ranging studies of topical BCX-34 for the treatment of cutaneous T-cell lymphoma and psoriasis. As a result of the investigation, the FDA issued us a Form FDA 483, which cited our failure to follow good clinical practices. BioCryst is no longer developing BCX-34; however, as a consequence of these two investigations, our ongoing and future clinical studies may receive increased scrutiny, which may delay the regulatory review process.

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

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholder decisions

     As of September 30, 2002, our directors, executive officers and some principal stockholders and their affiliates, including Johnson & Johnson Development Corporation, beneficially owned approximately 44% (directors and officers own 28%) of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

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

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2002, the 52-week range of the market price of our stock has been from $0.60 to $6.10 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Item 4. Controls and Procedures

     1. The Chairman and Chief Executive Officer and the Chief Financial Officer of BioCryst Pharmaceuticals, Inc. (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.

     2. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:

              None

Item 2.  Changes in Securities and Use of Proceeds:

              None

Item 3.  Defaults Upon Senior Securities:

              None

Item 4.  Submission of Matters to a Vote of Security Holders:

              None

Item 5.  Other Information:

              None

Item 6.  Exhibits and Reports on Form 8-K:

a.	Exhibits:

Number	Description
3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A dated June 17, 2002.

19

10.1	1991 Stock Option Plan, as amended and restated as of March 6, 2000. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 16, 2000 (Registration No. 333-39484).

10.2	Employment Agreement dated December 27, 1999 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ending December 31, 1999 dated March 24, 2000.

10.3#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.4	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 14, 2002 (Registration No. 333-90582).

10.5#	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.6#	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.7	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

10.8	Termination Agreement dated as of September 21, 2001 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the second quarter ending June 30, 2002 dated August 7, 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment granted.

b.	Reports on Form 8-K: None

20

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002 Date: November 12, 2002	BIOCRYST PHARMACEUTICALS, INC.

/s/ CHARLES E. BUGG
———————————————————
Charles E. Bugg
Chairman and Chief Executive Officer

/s/ MICHAEL A. DARWIN
———————————————————
Michael A. Darwin
Chief Financial Officer and Chief Accounting
Officer

21

CERTIFICATIONS I, Charles E. Bugg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BioCryst Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ CHARLES E. BUGG ——————————————————— Charles E. Bugg Chairman and Chief Executive Officer

22

CERTIFICATIONS I, Michael A. Darwin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BioCryst Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ MICHAEL A. DARWIN —————————————————————— Michael A. Darwin Chief Financial Officer and Chief Accounting Officer

23