Form 10-K
period 2002-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2003-03-21
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

[  ]            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________ to ___________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x].

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No[x].

The Registrant estimates that the aggregate market value of the Common Stock on June 30, 2002 (based upon the closing price shown on the Nasdaq National Market on June 28, 2002) held by non-affiliates was approximately $9,353,219. For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the Registrant.

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of February 28, 2003 was 17,665,729 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2003 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12 and 13 under Part III hereof.

PART I

ITEM 1. BUSINESS

Overview

BioCryst Pharmaceuticals, Inc. is a biotechnology company focused on designing, optimizing and developing novel small molecule pharmaceuticals that block key enzymes essential for cancer, cardiovascular diseases and viral infections. Our most advanced drug candidate, BCX-1777, is an investigational purine nucleoside phosphorylase (PNP) inhibitor for the treatment of T-cell mediated disorders.

Our Business Strategy

Our business strategy is to use structure-based drug design technologies to develop innovative, small-molecule pharmaceuticals to treat a variety of diseases and disorders. We focus our drug development efforts on building potent, selective inhibitors of enzymes associated with targeted diseases. Enzymes are proteins that cause or enable biological reactions necessary for the progression of the disease or disorder. The specific enzymes on which we focus are called enzyme targets. BioCryst aims to design compounds that will inhibit an enzyme target by fitting the active site of a particular enzyme. Inhibition means interfering with the functioning of an enzyme target, thereby stopping or slowing the progression of the disease or disorder. The principal elements of our strategy are:

•         Select and License Promising Enzyme Targets for the Development of Small-Molecule Pharmaceuticals.We use our technical expertise and network of academic and industry contacts to evaluate and select promising enzyme targets to license for the development of small-molecule pharmaceuticals. We choose enzyme targets that meet as many of the following criteria as possible:

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

•         Licensing Drug Development Candidates to Other Parties. We generally plan to advance drug candidates through initial and/or early-stage drug development, then license them to pharmaceutical or biotechnology partners for final development and global marketing. We believe partnerships are a good source of development payments, license fees, milestone payments and royalties. They also reduce the costs and risks, and increase the effectiveness, of late-stage product development, regulatory approval, manufacturing and marketing. We believe that focusing on discovery and early-stage drug development while benefiting from our partners’ proven development and commercialization expertise will reduce our internal expenses and allow us to have a larger number of drug candidates progress to late-stage drug development. However, after establishing a lead product candidate, we are willing to license that candidate during any stage of the development process we determine to be beneficial to the company and to the ultimate development and commercialization of that drug candidate.

Products in Development

The following table summarizes BioCryst’s development projects as of February 28, 2003:

Program and Candidate Disease Category/Indication	Delivery Form	Development Stage	Worldwide Rights

PNP Inhibitor (BCX-1777) Autoimmune, inflammation/ T-cell related diseases	Intravenous	Phase I	BioCryst
Tissue Factor/FactorVIIa Inhibitors Cardiovascular/Acute coronary events, anticoagulation	Intravenous Oral	Preclinical (BCX-3607) Lead Optimization	BioCryst BioCryst
Complement Component C1s Inhibitors Cardiovascular, inflammation/ Acute coronary events, rheumatoid arthritis	Intravenous	Lead Optimization	BioCryst/3-D Pharmaceuticals
Hepatitis C Polymerase Inhibitors Viral/Hepatitis C	Oral	Lead Optimization	BioCryst

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

Acute Lymphoblastic Leukemia. The most common form of leukemia in children is acute lymphoblastic leukemia (also known as ALL). According to the American Cancer Society, 3,600 new cases (adult and children combined) will be diagnosed in the United States in 2003. ALL results from an acquired injury to the DNA of a single cell in the bone marrow.

T-cell Lymphoma. Lymphoma is a general term for a group of cancers that originate in the lymphatic system. About 53,000 Americans will be diagnosed with a non-Hodgkin’s lymphoma in 2003 and approximately 15% of these will be considered T-cell lymphomas. T-cell lymphoma results when a T-lymphocyte (a type of white blood cell) undergoes a malignant change and begins to multiply, eventually crowding out healthy cells and creating tumors, which enlarge the lymph nodes and invade other sites in the body.

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

Our PNP Inhibitor

Background. In June 2000, we licensed a series of potent inhibitors of purine nucleoside phosphorylase from Albert Einstein College of Medicine of Yeshiva University (AECOM) and Industrial Research, Ltd, New Zealand. The lead drug candidate from this collaboration, BCX-1777, is a more potent inhibitor of human lymphocyte proliferation than other known PNP inhibitors. Extensive preclinical studies and early patient data indicate that BCX-1777 can modulate T-cell activities. BCX-1777 is an investigational PNP inhibitor for the potential treatment of T-cell mediated disorders, including T-cell cancers, psoriasis, and rheumatoid arthritis.

Current Development Strategy

Overview. The first clinical trial with an intravenous formulation of BCX-1777 is a Phase I clinical trial for patients with relapsed or refractory acute lymphoblastic leukemia (ALL) and T-cell lymphoma. The Phase I trial is an open-label dose-escalation study of BCX-1777 in relapsed or refractory aggressive T-cell malignancies, which are among the most difficult cancers to treat by current therapies. Because of the clinical results seen to this point and a recent discovery by our colleagues at the M.D. Anderson Cancer Center, we filed four additional protocols with the FDA to expand this trial in 2003 by adding other types of hematologic malignancies and cutaneous T-cell lymphoma. We are currently working with the Institutional Review Boards of multiple sites to approve these expanded protocols. These findings indicate that BCX-1777 induces the same biochemical changes in various other types of leukemia cells that are responsible for the inhibition of T-leukemia cells, which suggest that BCX-1777 may be even more broadly applicable than originally expected. Our strategy for future development of BCX-1777 is to apply to the FDA for both orphan drug and fast-track designations.

BCX-1777 Clinical Development for Aggressive T-cell Malignancies. The Phase I clinical trial was developed in close collaboration with experts at The University of Texas M. D. Anderson Cancer Center. Despite encouraging results observed with other T-cell specific agents, the prognosis for patients with relapsed or refractory leukemia or lymphoma is poor and treatment options remain limited. The goal of the Phase I clinical trial is to determine the safety, biochemical and metabolic profile and therapeutic effect produced by BCX-1777 as it relates to the proposed mechanism of action in the inhibition of proliferating T-lymphocytes in patients with ALL or T-cell lymphoma.

Tissue Factor/FactorVIIa

Overview

A series of complicated reactions take place in the body whenever a blood clot begins to form. The major initiator of these reactions is an enzyme system called the Tissue Factor/Factor VIIa (TF/FVIIa) complex. Animal tests show that various inhibitors of the TF/FVIIa complex can minimize blood clot formation as well as inflammatory responses. This sort of inhibition has been tested with a number of biological agents including the natural inhibitor of the pathway, various mutants of tissue factor and antibodies against factor VIIa. However, there are no small molecule drugs currently on the market that intervene at the TF/FVIIa level.

We believe that small molecule inhibitors of TF/FVIIa may potentially be useful for treating acute coronary syndromes and complications associated with cardiovascular procedures, such as coronary angioplasty and stent insertions, because any type of damage to arteries and blood vessels exposes tissue factor, which then triggers clot formation. Myocardial infarction, unstable angina, and restenosis during and following angioplasty procedures are all potential treatment targets.

Background. We have an agreement with Sunol Molecular Corp. to expedite the discovery of new drug candidates designed to inhibit TF/FVIIa. Under the terms of this agreement, Sunol supplies us protein for our drug design program.

Current Development Strategy

Our TF/FVIIa inhibitor project has emerged as our highest priority discovery program. We have designed and synthesized a group of compounds that are potent and selective inhibitors of TF/FVIIa and further optimization is ongoing. Currently, we have identified one compound (BCX-3607) for clinical development. The goal is to advance BCX-3607 into clinical development for treatment of unstable angina during 2003, while seeking a partner to develop and potentially commercialize this class of inhibitors.

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

Current Development Strategy

BioCryst and 3-Dimensional Pharmaceuticals, Inc., have developed a number of small molecule compounds that have potent activity against the complement enzyme C1s. Lead optimization is underway with a select group of inhibitors to identify a promising candidate for preclinical testing. We expect to advance a lead candidate during 2003 and believe we may be able to file an Investigational New Drug application with the Food and Drug Administration within the next twelve months. The goal is to pursue a development path to address reperfusion injury. Other therapeutic opportunities include rheumatoid arthritis, lupus, and psoriasis.

Hepatitis C

Overview

Hepatitis C virus (HCV) infection has been described in the New England Journal of Medicine as the nation’s most common chronic blood-borne infection. Up to 3% of the world population has been infected with HCV. According to the National Centers for Disease Control, as many as 75-85% of those infected with HCV will have chronic infection and 70% of those will develop chronic liver disease. While there are several approved treatments for chronic HCV using a combination therapy of interferon and ribavirin, there are some potentially severe side effects to these treatments.

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

Currently, we are screening a number of potential compounds against HCV polymerase. Specifically, our scientists are measuring the potency and ability of potential drug candidates to block the replication of HCV polymerase in vitro, or in test tubes. These experiments measure the potency of each selected compound’s ability to block replication. Advanced screening is also underway to measure the fit of promising compounds in the HCV polymerase active site using X-ray crystallography and computer molecular modeling. The goal is to identify a series of compounds that are potent in vitro inhibitors of the active site of the HCV polymerase for further testing and lead optimization.

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

During the years ended December 31, 2000, 2001 and 2002, we spent an aggregate of $38.1 million on research and development. Approximately $25.8 million of that amount was spent on in-house research and development, and $12.3 million was spent on contract research and development.

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

Sunol Molecular Corp.

In April 1999, we entered into an agreement with Sunol. This agreement requires Sunol to conduct research and supply us with protein targets for drug design to expedite the discovery of new drug candidates designed to inhibit Tissue Factor/Factor VIIa for our cardiovascular program.

Academic Alliances

The University of Alabama at Birmingham

We have had a close relationship with The University of Alabama at Birmingham (UAB), since our formation. Our Chairman and Chief Executive Officer, Dr. Charles E. Bugg, was the previous Director of the UAB Center for Macromolecular Crystallography, and our President, Chief Operating Officer and Medical Director, Dr. J. Claude Bennett, was the former President of UAB, the former Chairman of the Department of Medicine at UAB and a former Chairman of the Department of Microbiology at UAB. Several of our consultants are employed by UAB. UAB has one of the largest X-ray crystallography centers in the world with approximately 115 full-time staff members and approximately $14 million in research grants and contract funding in 2002. Several of our early programs originated at UAB, including our current complement inhibitor program.

We currently have agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for us in return for research payments and license fees. UAB has granted us certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with us. We have agreed to pay royalties on sales of any resulting product and to share in future payments received from other third-party collaborators. UAB received a portion of license fees and milestone payments we received from RWJPRI and Ortho-McNeil for our former influenza collaboration. UAB would receive a portion of any future license fees, milestone payments and royalties if we were to obtain another partner for our influenza program. We have completed the research under the UAB influenza agreement. We funded the research program under the complement inhibitors agreement through March 2002, which entitled us to an assignment of, or a right to an exclusive license for, any inhibitors of specified complement enzymes developed by UAB scientists during the period of support or for a one-year period thereafter. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by us upon three-month’s notice and by UAB under certain circumstances.

Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd, New Zealand

In June 2000, we licensed a series of potent inhibitors of purine nucleoside phosphorylase, or PNP, from Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd., New Zealand. The lead drug candidate from this collaboration is BCX-1777. We have the rights to develop and ultimately distribute this, or any other, drug candidate that might arise from research on these inhibitors. We have agreed to pay certain milestone payments for future development of these inhibitors, pay certain royalties on sales of any resulting product, and to share in future payments received from other third-party collaborators, if any. We can terminate this agreement at any time by giving 60 days advance notice.

Emory University

In June 2000, we licensed intellectual property from Emory University related to the Hepatitis C polymerase target associated with Hepatitis C viral infections. Under the terms of the agreement, the research investigators from Emory provide us with materials and technical insight into the target. We have agreed to pay Emory royalties on sales of any resulting product and to share in future payments received from other third party collaborators, if any. We can terminate this agreement at any time by giving 90 days advance notice.

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

As of February 28, 2003, we have been issued 17 U.S. patents that expire between 2009 and 2018 and that relate to our PNP and neuraminidase inhibitor compounds. We have also filed patent applications for new processes to prepare certain PNP inhibitors. Two U.S. patent applications on neuraminidase have been granted, but not published yet. Additionally, we have 11 U.S. patent applications pending related to PNP, neuraminidase, RNA viral polymerase, paramyxovirus neuraminidase, and serine protease inhibitors. Our pending applications may not result in issued patents, and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially available.

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

Marketing and Sales

We lack experience in marketing, distributing and selling pharmaceutical products. Our general strategy is to rely on collaborators, licensees or arrangements with others to provide for the marketing, distribution and sales of any products we may develop. We may not be able to establish and maintain acceptable commercial arrangements with collaborators, licensees or others to perform such activities. For example, In September 1998, BioCryst entered a worldwide license agreement with The R.W. Johnson Pharmaceutical Research Institute (RWJPRI) and Ortho-McNeil Pharmaceutical Inc. (Ortho-McNeil) both Johnson & Johnson companies, for development and commercialization of our influenza neuraminidase inhibitors, including peramivir.

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

We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP and complement inhibitors, Hepatitis C, and Tissue Factor/Factor VIIa.

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

Before testing potential candidates in humans, we carry out laboratory and animal studies to determine safety and biological activity. After completing preclinical trials, we must file an investigational new drug application, including a proposal to begin clinical trials, with the FDA. We have filed nine investigational new drug applications to date and plan to file, or rely on future partners to file, additional investigational new drug applications in the future as our potential drug candidates advance to that stage of development. Thirty days after filing an investigational new drug application, a Phase I human clinical trial can start unless the FDA places a hold on the study.

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

Initiation and completion of the clinical trial phases are dependent on several factors including things that are beyond our control. For example, the clinical trials are dependent on patient enrollment, but the rate at which patients enroll in the study depends on:

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

Human Resources

As of February 28, 2003, we had 44 employees, of whom 31 were engaged in research and development and 13 were in general and administrative functions. Our scientific staff, 20 of whom hold Ph.D. or M.D. degrees, has diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, and medicinal chemistry. We consider our relations with our employees to be satisfactory.

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

Name	Position
Albert F. LoBuglio, M.D. (Chairman)	Professor of Medicine and the Director of The University of Alabama at Birmingham Comprehensive Cancer Center.
Gordon N. Gill, M.D.	Professor of Medicine, Director of the Cancer Center and Chair of the Faculty of Basic Biomedical Sciences at the University of California, San Diego School of Medicine.
Lorraine J. Gudas, Ph.D.	Professor and Chairman of the Department of Pharmacology of Cornell Medical College and the Revlon Pharmaceutical Professor of Pharmacology and Toxicology.
Herbert A. Hauptman, Ph.D.

President of the Hauptman-Woodward Medical Research Institute, Inc. (formerly the Medical Foundation (Buffalo), Inc.), and Research Professor in Biophysical Sciences at the State University of New York (Buffalo). Recipient of the Nobel Prize in Chemistry (1985).

Hamilton O. Smith, M.D.

Professor, Molecular Biology and Genetics Department at The Johns Hopkins University School of Medicine, retired, and Scientific Director of The Institute for Bioenergy Alternatives. Recipient of the Nobel Prize in Medicine (1978).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol BCRX. The following table sets forth the low and high prices of our common stock as reported by Nasdaq for each quarter in 2002 and 2001:

	2002		2001

	Low	High	Low	High

First quarter	$3.68	$6.10	$5.53	$8.88
Second quarter	.60	4.82	3.00	8.00
Third quarter	.71	1.53	3.03	6.59
Fourth quarter	.85	1.30	3.10	5.05

The last sale price of the common stock on February 28, 2003 as reported by Nasdaq was $1.01 per share. On January 23, 2003, we received notice from the Nasdaq National Market that BioCryst was not in compliance with market listing standards relating to the trading price of our common stock. Pursuant to the terms of the notice, we had 90 days to regain compliance with the applicable listing standards. On March 12, 2003, we received notice from the Nasdaq National Market that we had regained compliance. We cannot assure you that we will be able to maintain compliance with the Nasdaq National Market listing standards.

As of March 5, 2003, there were approximately 353 holders of record of our common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31, (Dollars in thousands, except per share)

	2002	2001	2000	1999	1998

Statement of Operations Data:
Total revenues (See attached financial statements and notes)	$1,774	$11,158	$7,661	$5,329	$7,626
Research and development expenses	15,473	13,091	9,590	7,683	9,291
Loss before cumulative effect of change in accounting principle	(16,929)	(4,986)	(5,490)	(5,298)	(4,785)
Cumulative effect of change in accounting principle (See attached financial statements and notes)	0	0	(6,088)	0	0

Net loss	$(16,929)	$(4,986)	$(11,578)	$(5,298)	$(4,785)

Amounts per common share:
Loss before cumulative effect of change in accounting principle	$(.96)	$(.28)	$(.31)	$(.34)	$(.34)
Cumulative effect of change in accounting principle (See attached financial statements and notes)	.00	.00	(.35)	.00	.00

Net loss per share	$(.96)	$(.28)	$(.66)	$(.34)	$(.34)

Weighted average shares outstanding (in thousands)	17,643	17,560	17,467	15,380	14,120

	December 31, (Dollars in thousands)

	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash, cash equivalents and securities	$36,163	$52,941	$65,583	$70,047	$27,012
Total assets	41,300	59,096	70,826	73,387	29,100
Accumulated deficit	(91,960)	(75,031)	(70,045)	(58,467)	(53,170)
Total stockholders’ equity	40,128	56,814	61,481	71,403	27,682

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

•         establishing laboratory facilities; and

•         raising capital.

Our revenues have generally been limited to license fees, milestone payments, interest income, and collaboration research and development fees. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Research and development revenue on cost-reimbursement agreements is recognized as expenses are incurred, up to contractual limits. Research and development fees, license fees and milestone payments are recognized as revenue when the earnings process is complete, the Company has no further continuing performance obligations and has completed its performance under the terms of the agreement, in accordance with SAB 101. License fees and milestone payments received under licensing agreements that are related to future performance are deferred and taken into income as earned over the estimated drug development period. The Company has not received any royalties from the sale of licensed pharmaceutical products. It could be several years, if ever, before we will recognize significant revenue from royalties received pursuant to our license agreements, and we are not likely to ever generate revenue directly from product sales. Future revenues, if any, are likely to fluctuate substantially from quarter to quarter.

We have incurred operating losses since our inception. Our accumulated deficit at December 31, 2002 was $92.0 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2002, we spent 32.3% of our research and development expenses on contract research and development, including:

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

Year Ended December 31, 2002 Compared with the Year Ended December 31, 2001

Collaborative and other research and development revenue decreased 100.0% to $0 in 2002 from $7,736,976 in 2001, primarily due to a change in accounting estimate following Ortho-McNeil and RWJPRI’s notice of termination of the worldwide license agreement with us to develop and market products to treat and prevent viral influenza. As a result of this termination, we recognized all remaining deferred revenues and expenses related to this agreement during the second and third quarters of 2001. Interest and other income decreased 48.1% to $1,774,524 in 2002 from $3,420,658 in 2001, primarily due to a reduction in cash from the funding of operations and a lower interest rate environment in 2002.

Research and development expenses increased 18.2% to $15,473,491 in 2002 from $13,091,057 in 2001. The increase in expenses is primarily attributable to the clinical trial expenses incurred to complete a Phase III trial for peramivir, prior to the termination of this program in June 2002, plus animal studies related to peramivir and our other programs.

General and administrative expenses increased 9.5% to $2,855,804 in 2002 from $2,608,392 in 2001. The increase is primarily due to an increase in expenses related to the adoption of a stockholder rights plan, insurance and other professional fees. Royalty expense decreased 100.0% to $0 in 2002 from $443,697 in 2001. This decrease is directly attributable to the change in accounting estimate resulting from the termination of our worldwide license agreement by Ortho-McNeil and RWJPRI for our neuraminidase inhibitor, peramivir. As a result of the termination of this program effective June 25, 2002, we also recorded a non-cash impairment loss of $373,900 in 2002 related to the influenza patents. There were no impairment charges recorded in 2001.

Year Ended December 31, 2001 Compared with the Year Ended December 31, 2000

Collaborative and other research and development revenue increased 133.4% to $7,736,976 in 2001 from $3,315,594 in 2000, primarily due to a change in accounting estimate following Ortho-McNeil and RWJPRI’s notice of termination of the worldwide license agreement with us to develop and market products to treat and prevent viral influenza. As a result of this termination, we recognized all remaining deferred revenues and expenses related to this agreement during the second and third quarters of 2001. The deferred revenues from this agreement had been recorded as a result of the implementation of SAB 101 in the first quarter of 2000. Interest and other income decreased 21.3% to $3,420,658 in 2001 from $4,345,761 in 2000, primarily due to a reduction in cash from the expansion of our facilities and the funding of operations.

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

On August 5, 2002, at the request of the compensation committee, our board of directors approved a reduction in salary by 25% for both Dr. Charles E. Bugg, our Chairman and Chief Executive Officer and Dr. J. Claude Bennett, our President, Chief Operating Officer and Medical Director, effective August 1, 2002. In the event of any change of control of the Company, any cumulative salary reductions up to the date of the change of control would become due and payable to them. The monthly amount of the reduction was $14,677 combined. This arrangement has not been documented in any formal written agreement.

The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within three years. The Company has not realized any losses from such investments. In addition, at December 31, 2002, approximately $7.7 million was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured. At December 31, 2002, our cash, cash equivalents and securities held-to-maturity were $36.2 million, a decrease of $16.7 million from December 31, 2001, principally due to the funding of current operations, which included the Phase III development of peramivir, a program that was terminated in June 2002.

We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank, secured by a pledge of $600,000 in marketable securities. There was nothing drawn against this line as of December 31, 2002. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2010 and a one-time option to terminate the lease on June 30, 2008 for a reasonable termination fee. The lease, as amended effective July 1, 2001 for an additional 7,200 square feet, requires us to pay monthly rent starting at $33,145 per month in July 2001 and escalating annually to a minimum of $47,437 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have deposited a U.S. Treasury security in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount is currently $455,000, which will be decreased by $65,000 annually throughout the term of the lease.

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

At December 31, 2002, we had long-term operating lease obligations, which provide for aggregate minimum payments of $580,803 in 2003, $594,897 in 2004 and $605,139 in 2005. These obligations include the future rental of our operating facility.

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

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States, which were utilized in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations.

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

Deferred Taxes

We have not had taxable income since incorporation and, therefore, we have not paid any income tax. We have deferred tax assets related to net operating loss carryforwards and research and development carryforwards, and have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

Certain Risk Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, may never be profitable and may need additional financing

Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of December 31, 2002, our accumulated deficit was approximately $92.0 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. These other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties from any future license agreements. In addition, we are not likely to generate revenue directly from product sales. If we do not generate revenue, or if our drug development expenses increase, we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financing. If financing is not available on acceptable terms or not available at all, we may not have enough capital to continue our current business strategy.

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

If our drug candidates do not achieve broad market acceptance, our business may never become profitable

Our drug candidates may not gain the market acceptance required for us to be profitable even if they successfully complete initial and final clinical trials and receive approval for sale by the FDA or foreign regulatory agencies. The degree of market acceptance of any drug candidates that we or our partners develop will depend on a number of factors, including:

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

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholder decisions

As of December 31, 2002, our directors, executive officers and some principal stockholders and their affiliates, including Johnson & Johnson Development Corporation, beneficially owned approximately 44.5% (directors and officers own 28.5%) of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

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

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2002, the 52-week range of the market price of our stock has been from $0.60 to $6.10 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•         announcements of technological innovations or new products by us or our competitors;

•         developments or disputes concerning patents or proprietary rights;

•         status of new or existing licensing or collaborative agreements;

•         we or our licensees achieving or failing to achieve development milestones;

•         publicity regarding actual or potential medical results relating to products under development by us our competitors;

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

We may be unable to maintain the standards for listing on the Nasdaq National Market, which could adversely affect the value and possibly the liquidity of our common stock

Our common stock is currently listed on the Nasdaq National Market (National Market). Nasdaq requires listed companies to maintain standards for continued listing, including a minimum bid price for shares of a company’s stock. If we are unable to maintain these standards, we may have to request a transfer to the Nasdaq SmallCap Market (SmallCap Market) and could eventually be delisted.

On January 23, 2003, we received notice from the National Market that our common stock had closed for more than 30 consecutive trading days below the minimum $1.00 per share requirement for continued inclusion on the National Market under Marketplace Rule 4450(a)(5). On March 12, 2003, we were notified by the National Market that we had regained compliance. We cannot assure you that we will be able to maintain compliance with the Nasdaq National Market listing standards. If we fail to satisfy the continued listing requirements of the National Market, but meet the requirements of the SmallCap Market, we could request a transfer to the SmallCap Market. This would provide an extended period to regain compliance and be listed again on the National Market. Failure to maintain the continued listing standards of the SmallCap Market would result in a delisting, which could adversely affect the liquidity of our common stock and could subject our common stock to the “penny stock” rules.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALANCE SHEETS

	December 31,

	2002	2001

Assets
Cash and cash equivalents (Notes 1 and 3)	$13,824,289	$18,865,326
Securities held-to-maturity (Notes 1 and 3)	10,624,518	13,121,862
Prepaid expenses and other current assets	482,620	416,555

Total current assets	24,931,427	32,403,743
Securities held-to-maturity (Notes 1 and 3)	11,714,151	20,953,723
Furniture and equipment, net (Notes 1 and 2)	4,557,287	5,395,824
Patents and licenses, less accumulated amortization of $201 in 2002 and $6,666 in 2001 (Note 1)	97,523	343,025

Total assets	$41,300,388	$59,096,315

Liabilities and Stockholders’ Equity
Accounts payable	$256,038	$617,586
Accrued expenses (Note 4)	443,524	1,132,293
Accrued vacation	173,015	232,725

Total current liabilities	872,577	1,982,604
Deferred revenue (Notes 1 and 9)	300,000	300,000
Stockholders’ equity (Notes 7 and 8):
Preferred stock: shares authorized — 5,000,000
Series A Convertible Preferred stock, $.01 par value; shares authorized — 1,800,000; shares issued and outstanding — none
Series B Junior Participating Preferred stock, $.001 par value; shares authorized — 21,500; shares issued and outstanding — none
Common stock, $.01 par value; shares authorized — 45,000,000; shares issued and outstanding — 17,657,097 — 2002; 17,606,970 — 2001	176,571	176,070
Additional paid-in capital	131,910,935	131,668,665
Accumulated deficit	(91,959,695)	(75,031,024)

Total stockholders’ equity	40,127,811	56,813,711

Commitments and contingencies (Notes 5 and 9)
Total liabilities and stockholders’ equity	$41,300,388	$59,096,315

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

Revenues:
Collaborative and other research and development (Notes 1, 9, and 10)	$0	$7,736,976	$3,315,594
Interest and other	1,774,524	3,420,658	4,345,761

Total revenues	1,774,524	11,157,634	7,661,355

Expenses:
Research and development	15,473,491	13,091,057	9,590,352
General and administrative	2,855,804	2,608,392	3,424,483
Impairment of patents and licenses	373,900	0	0
Royalty expense	0	443,697	132,773
Interest	0	464	3,354

Total expenses	18,703,195	16,143,610	13,150,962

Loss before cumulative effect of change in accounting principle	(16,928,671)	(4,985,976)	(5,489,607)
Cumulative effect of change in accounting principle (Note 10)	0	0	(6,088,235)

Net loss	$(16,928,671)	$(4,985,976)	$(11,577,842)

Amounts per common share:
Loss before cumulative effect of change in accounting principle	$(.96)	$(.28)	$(.31)
Cumulative effect of change in accounting principle (Note 10)	(.00)	(.00)	(.35)

Net loss (Note 1)	$(.96)	$(.28)	$(.66)

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Net loss	$(16,928,671)	$(4,985,976)	$(5,489,607)

Net loss per common share	$(.96)	$(.28)	$(.31)

Weighted average shares outstanding (Note 1)	17,642,746	17,560,143	17,467,381

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stock- Holders’ Equity

Balance at December 31, 1999	$172,639	$129,698,040	$(58,467,206)	$71,403,473
Exercise of stock options, 255,170 shares, net	2,551	1,321,801		1,324,352
Employee stock purchase plan sales, 17,773 shares	178	225,968		226,146
Compensation cost		104,529		104,529
Net loss			(11,577,842)	(11,577,842)

Balance at December 31, 2000	175,368	131,350,338	(70,045,048)	61,480,658
Exercise of stock options, 46,027 shares, net	461	101,907		102,368
Employee stock purchase plan sales, 24,122 shares	241	93,131		93,372
Compensation cost		123,289		123,289
Net loss			(4,985,976)	(4,985,976)

Balance at December 31, 2001	176,070	131,668,665	(75,031,024)	56,813,711
Employee stock purchase plan sales, 50,127 shares	501	122,080		122,581
Compensation cost		120,190		120,190
Net loss			(16,928,671)	(16,928,671)

Balance at December 31, 2002	$176,571	$131,910,935	$(91,959,695)	$40,127,811

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

Operating activities:
Net loss	$(16,928,671)	$(4,985,976)	$(11,577,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,246,417	1,046,037	666,714
Impairment of patents and licenses	373,900	0	0
Amortization of patents and licenses	201	3,398	2,500
Non-monetary compensation cost	120,190	123,289	104,529
Deferred expense	0	443,698	(443,698)
Deferred revenue	0	(7,736,976)	7,736,976
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(66,065)	264,077	(3,898)
Accounts payable	(361,548)	(186,513)	512,554
Accrued expenses	(688,769)	803,200	(212,429)
Accrued vacation	(59,710)	67,280	36,954

Net cash used in operating activities	(16,364,055)	(10,158,486)	(3,177,640)

Investing activities:
Purchases of furniture and equipment	(407,880)	(2,604,379)	(2,723,296)
Purchases of patents and licenses	(128,599)	(65,438)	(101,714)
Purchase of marketable securities	(8,085,173)	(26,433,622)	(10,807,925)
Maturities of marketable securities	19,822,089	49,485,497	15,096,509

Net cash provided by investing activities	11,200,437	20,382,058	1,463,574

Financing activities:
Principal payments of debt and capital lease obligations	0	(9,788)	(12,077)
Exercise of stock options	0	102,368	1,324,352
Employee stock purchase plan stock sales	122,581	93,372	226,146

Net cash provided by financing activities	122,581	185,952	1,538,421

(Decrease) increase in cash and cash equivalents	(5,041,037)	10,409,524	(175,645)
Cash and equivalents at beginning of year	18,865,326	8,455,802	8,631,447

Cash and cash equivalents at end of year	$13,824,289	$18,865,326	$8,455,802

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Accounting Policies

The Company

BioCryst Pharmaceuticals, Inc., a Delaware corporation, (the “Company”) is a biotechnology company focused on designing, optimizing and developing novel small molecule drugs that block key enzymes essential for cancer, cardiovascular diseases and viral infections. The Company has four research projects in different stages of development from early discovery to an ongoing Phase I trial of the Company’s most advanced drug candidate, BCX-1777. While the prospects for a project may increase as the project advances to the next stage of development, a project can be terminated at any stage of development. Until the Company generates revenues from either a research project or an approved product, its ability to continue research projects is dependent upon its ability to raise funds.

Securities Held-to-Maturity

The Company is required to classify debt and equity securities as held-to-maturity, available-for-sale or trading. The appropriateness of each classification is reassessed at each reporting date. As of December 31, 2002 and 2001, the Company classified all debt and equity securities as held-to-maturity. The only dispositions of securities classified as held-to-maturity related to actual maturities or securities called prior to their maturity. At December 31, 2002 and 2001, respectively, securities held-to-maturity consisted of $22,338,669 and $34,075,585 of U.S. Treasury and Agency securities carried at amortized cost. All of the non-current portions of securities held-to-maturity are U.S. Agency securities that mature in 2004-2005. The estimated fair value of all held-to-maturity securities at December 31, 2002 and 2001, respectively, was approximately $22,640,061 and $34,419,937. The Company has pledged $600,000 in securities to cover any future draw against its line of credit (see Note 5) and has deposited a U.S. Treasury security of $455,000 in escrow for the payment of rent and performance of other obligations specified in its lease dated July 12, 2000 (see Note 5). The amount deposited in escrow for the lease decreases $65,000 annually throughout the term of the lease.

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method with estimated useful lives of five and seven years. Laboratory equipment, office equipment, leased equipment and software are depreciated over a life of five years. Furniture and fixtures are depreciated over a life of seven years. Leasehold improvements are amortized over the remaining lease period.

Patents and Licenses

Patents and licenses are recorded at cost and amortized on a straight-line basis over their estimated useful lives or 20 years, whichever is lesser. The Company periodically reviews its patents and licenses for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”) to determine any impairment that needs to be recognized. During the quarter ended June 30, 2002, the Company abandoned the development of peramivir, its influenza neuraminidase inhibitor. As a result, the Company recognized an expense of $373,900 during the quarter ended June 30, 2002 related to the patents for the neuraminidase inhibitors, as they no longer have any readily determinable value to the Company.

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

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares from unexercised stock options are excluded from the computation, as their effect is anti-dilutive. Common stock equivalents of approximately 73,839, 57,562 and 1,314,399 shares were not used to calculate net loss per share in 2002, 2001 and 2000, respectively, because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for net loss per share for any of the periods presented.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers cash equivalents to be all cash held in money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase.

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, the Company’s stock option and employee stock purchase plans qualify as noncompensatory plans. Under Financial Accounting Standards Board Interpretation 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB No. 25, outside directors are considered employees for purposes of applying APB No. 25, if they are elected by the shareholders. Consequently, no compensation expense for employees and directors is recognized. Stock issued to non-employees is compensatory and compensation expense is recognized under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) as amended by Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure (“Statement No. 148”).

The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement No. 123 for the years ended December 31, 2002, 2001 and 2000. See Note 7 for the assumptions used to compute the pro forma amounts.

	2002	2001	2000

Net loss as reported	$(16,928,671)	$(4,985,976)	$(11,577,842)
Deduct total stock-based employee compensation expense determined under Statement No. 123	(1,730,496)	(2,671,127)	(2,842,583)

Pro forma net loss	$(18,659,167)	$(7,657,103)	$(14,420,425)

NOTES TO FINANCIAL STATEMENTS (Continued)

	2002	2001	2000

Amounts per common share:
Net loss per share, as reported	$(.96)	$(.28)	$(.66)
Pro forma net loss per share	$(1.06)	$(.44)	$(.83)

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 financial statement presentation. The changes had no effect on the results of operations previously reported.

Note 2 — Furniture and Equipment

Furniture and equipment consisted of the following at December 31:

	2002	2001

Furniture and fixtures	$330,677	$320,888
Office equipment	561,011	507,320
Software	490,037	478,783
Laboratory equipment	3,335,835	3,183,343
Leased equipment	62,712	62,712
Construction-in-progress	0	1,060,397
Leasehold improvements	4,633,651	3,392,600

	9,413,923	9,006,043
Less accumulated depreciation and amortization	(4,856,636)	(3,610,219)

Furniture and equipment, net	$4,557,287	$5,395,824

Effective January 1, 2002, the Company evaluates the possible impairment of its long-lived assets, including identifiable intangible assets, under Statement No. 144. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

Note 3 — Concentration of Credit and Market Risk

The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and, by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within less than three years. The Company has not realized any losses from such investments. At December 31, 2002, $7,709,730 was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 4 — Accrued Expenses

Accrued expenses were comprised of the following at December 31:

	2002	2001

Accrued clinical trials	$300,525	$893,395
Stock purchase plan withholdings	28,023	83,725
Accrued other	114,976	155,173

Accrued expenses	$443,524	$1,132,293

Note 5 — Lease Obligations and Other Contingencies

The Company paid $0, $464 and $3,354 in interest on lease obligations for the years ended December 31, 2002, 2001 and 2000, respectively. The Company had an unused line of credit of $500,000 at December 31, 2002.

The Company has the following lease obligations at December 31, 2002:

Operating Leases

2003	$580,803
2004	594,897
2005	605,139
2006	573,031
2007	528,750
Thereafter	1,390,188

Total minimum payments	$4,272,808

Rent expense for operating leases was $651,506, $484,227 and $405,289 in 2002, 2001 and 2000, respectively. The commitment for operating leases is primarily related to the building lease, which expires in June 2010. The lease, as amended effective July 1, 2001 for additional space, requires monthly rents of $33,145 beginning in July 2001 and escalating annually to a minimum of $47,437 per month in the final year. The Company has an option to renew the lease for an additional five years at the current market rate on the date of termination and a one-time option to terminate the lease on June 30, 2008, subject to a reasonable termination fee.

On August 5, 2002, at the request of the compensation committee, our board of directors approved a reduction in salary of 25% for both Dr. Charles E. Bugg, Chairman and Chief Executive Officer and Dr. J. Claude Bennett, President, Chief Operating Officer and Medical Director, effective August 1, 2002. In the event of any change of control of the Company, any cumulative salary reductions up to the date of the change of control would become due and payable. The monthly amount of the reduction was $14,677 combined. This arrangement has not been documented in any formal written agreement.

Note 6 — Income Taxes

The Company has not had taxable income since incorporation and, therefore, has not paid any income tax. Deferred tax assets of approximately $45,750,000 and $35,017,000 at December 31, 2002 and 2001, respectively, have been recognized principally for the net operating loss and research and development credit carryforwards, and have been reduced by a valuation allowance of $45,750,000 and $35,017,000 at December 31, 2002 and 2001, respectively. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized.

At December 31, 2002, the Company had net operating loss and research and development credit carryforwards (“Carryforward Tax Benefits”) of approximately $92,600,000 and $8,800,000, respectively, which will expire at various dates beginning in 2005 and continuing through 2022. Use of the Carryforward Tax Benefits will be subject to a substantial annual limitation due to the change of ownership provisions of the Tax Reform Act of 1986. The annual limitation is expected to result in the expiration of a portion of Carryforward Tax Benefits before utilization, which has been considered by the Company in its computations under Statement No. 109. Additional sales of the Company’s equity securities may result in further annual limitations on the use of the Carryforward Tax Benefits against taxable income in future years.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7 — Stockholders’ Equity

In June 2002, the board of directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights (“Rights”) to the holders of our common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons who acquires more than 15% (19.9% for William W. Featheringill, a Director who already owns more than 15%) of the Company’s common stock on terms not approved by the board of directors. The rights are not exercisable until the distribution date, as defined in the Rights Agreement by and between the Company and American Stock Transfer & Trust Company, as Rights Agent. The Rights will expire at the close of business on June 24, 2012, unless that final expiration date is extended or unless the rights are earlier redeemed or exchanged by the company.

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

In November 1991, the Board of Directors adopted the 1991 Stock Option Plan (“Plan”) for key employees and consultants of the Company and reserved 500,000 shares of common stock for issuance under the Plan. The Plan was approved by the stockholders on December 19, 1991. The original term of the Plan was for ten years and included provisions for issuance of both incentive stock options and non-statutory options. The exercise price of options granted under the Plan shall not be less than the fair market value of common stock on the grant date. Options granted under the Plan generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years and expire ten years after the grant date. Options are generally granted to all full-time employees.

The Plan was amended and restated in February 1993 to effect the following changes: (i) divide the plan into two separate incentive programs: the Discretionary Option Grant Program and the Automatic Option Grant Program, (ii) increase the number of shares of the Company’s common stock available for issuance under the plan by 500,000 shares and (iii) expand the level of benefits available under the Plan. The Board amended the Plan on December 23, 1993 to increase the number of shares issuable under the Plan by 500,000 shares and subsequently amended and restated the Plan in its entirety on February 8, 1994. On March 16, 1995, the Board authorized another 500,000 shares for issuance under the Plan. The Plan was subsequently amended and restated effective March 3, 1997, which amendment and restatement included an increase of 1,000,000 shares. The Plan (as so amended and restated) was further amended March 1, 1999 to increase the share reserve by 400,000 shares. The Board amended and restated the Plan in its entirety on March 6, 2000, which increased the reserved shares by 1,200,000 and extended the term of the Plan for ten years from the date of the amendment. This restatement was approved by the Company’s stockholders on May 17, 2000. The automatic option grant program grants options to purchase 10,000 shares to new non-employee Board members and an additional 10,000 shares annually over such period of continued service. The vesting and exercise provisions of options granted under the Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a Change in Control as defined by the Plan.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following is an analysis of stock options for the three years ended December 31, 2002:

	Options Available	Options Outstanding	Weighted Average Exercise Price

Balance December 31, 1999	174,451	2,548,804	$9.80
Option plan amended	1,200,000
Options granted	(380,890)	380,890	11.70
Options exercised		(256,949)	4.98
Options canceled	51,753	(51,753)	22.24

Balance December 31, 2000	1,045,314	2,620,992	10.30
Options granted	(522,600)	522,600	4.55
Options exercised		(61,327)	2.82
Options canceled	60,992	(60,992)	11.55

Balance December 31, 2001	583,706	3,021,273	9.43
Options granted	(443,735)	443,735	1.44
Options canceled	466,523	(466,523)	8.14

Balance December 31, 2002	606,494	2,998,485	8.45

There were 2,214,954, 1,986,560 and 1,718,834 options exercisable at December 31, 2002, 2001 and 2000, respectively. The weighted-average exercise price for options exercisable was $9.67, $9.69 and $9.03 at December 31, 2002, 2001 and 2000, respectively.

The following table summarizes, at December 31, 2002, by price range: (1) for options outstanding, the number of options outstanding, their weighted-average remaining life and their weighted-average exercise price; and (2) for options exercisable, the number of options exercisable and their weighted-average exercise price:

	Outstanding			Exercisable

Range	Number	Life	Price	Number	Price

$ 0 to $ 3	337,035	9.7	$1.14	0	$0.00
3 to 6	815,100	3.9	4.71	612,746	5.08
6 to 9	1,136,553	5.4	7.34	952,975	7.27
9 to 12	13,956	4.2	9.71	11,980	9.67
12 to 15	315,558	3.8	14.18	315,558	14.18
15 to 18	93,894	4.0	16.38	93,894	16.38
18 to 24	264,664	5.5	22.83	212,958	22.83
24 to 30	21,725	6.7	26.74	14,843	26.68

0 to 30	2,998,485	5.3	8.45	2,214,954	9.67

As of December 31, 2002, there were an aggregate of 3,815,939 shares reserved for future issuance under both the Plan and the Employee Stock Purchase Plan (“ESPP”) discussed in Note 8.

The Company follows APB No. 25 in accounting for both the Plan and the ESPP and, accordingly, does not recognize any compensation cost related to options granted to employees or non-employee directors. The Company has adopted the disclosure requirements of Statement No. 123, as amended by Statement No. 148. Since Statement No. 123 is only applied to options granted after 1994, the pro forma disclosure should not necessarily be considered indicative of future pro forma results when the full four-year vesting (the period in which the compensation cost is recognized) is included in the disclosure in 2002. The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing method with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: no dividends; expected volatility of 104.4, 92.5 and 88.9 percent; risk-free interest rate of 3.6, 4.6 and 5.5 percent; and expected lives of five years. The weighted-average grant-date fair values of options granted during 2002 under the Plan and ESPP were $1.12 and $2.46, respectively. The compensation cost recorded for options issued to non-employee consultants was $120,190, $123,289 and $104,529 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8 — Employee Benefit Plans

On January 1, 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $217,097, $216,897 and $190,486 in 2002, 2001 and 2000, respectively.

On May 29, 1995, the stockholders approved an employee stock purchase plan (“ESPP”) effective February 1, 1995. On May 15, 2002, the stockholders approved an amendment to the ESPP to reserve an additional 200,000 shares and eliminate the January 2005 termination date. The Company has reserved a total of 400,000 shares of common stock under the ESPP, of which 210,960 shares remain available for purchase at December 31, 2002. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during the six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. There were 50,127, 24,122 and 17,773 shares of common stock purchased under the ESPP in 2002, 2001 and 2000, respectively, at a weighted average price per share of $2.45, $3.87 and $12.72, respectively.

Note 9 — Collaborative and Other Research and Development Contracts

The Company granted Novartis Corporation, formerly Ciba-Geigy Corporation (“Novartis”), an option in 1990 to acquire exclusive licenses to a class of inhibitors arising from research performed by the Company by February 1991. The option was exercised and a $500,000 fee was paid to the Company in 1993. Milestone payments are due upon approval of a new drug application. The Company will also receive royalties based upon a percentage of sales of any resultant products. Up to $300,000 of the initial fee received is refundable if sales of any resultant products are below specified levels and has been recorded as deferred revenue.

On November 7, 1991, the Company entered into a joint research and license agreement with The University of Alabama at Birmingham (“UAB”). UAB performed specific research on Complement Factors for the Company for a period of approximately three years in return for research and license fees. The agreement was replaced by a new agreement on July 18, 1995 granting the Company a worldwide license in exchange for funding certain UAB research and sharing in any royalties or sublicense fees arising from the joint research. On November 17, 1994, the Company entered into another agreement for a joint research and license agreement on influenza neuraminidase granting the Company a worldwide license. Under this agreement, the Company funded certain UAB research and UAB shares in any royalties or sublicense fees arising from the joint research. The Company completed its research funding required by the agreements for both projects in 1998, but is still required to pay minimal annual license fees and share any future royalties with UAB.

In October 1996, the Company signed a research collaboration agreement with 3-Dimensional Pharmaceuticals. Under this agreement, the companies will share resources and technology to expedite the discovery of new drug candidates for the Company’s complement inhibition program. The agreement combines the Company’s capabilities in structure-based drug design with the selection power of 3-Dimensional Pharmaceuticals’ Directed Diversity® technology, a proprietary method of directing combinatorial chemistry and high throughput screening toward specific molecular targets. In June 1999, the Company updated and renewed the original agreement to concentrate on selected complement enzymes as targets for the design of inhibitors. Under the terms of the 50-50 agreement, the Company conducts joint research to identify inhibitors of key serine proteases, which represent promising targets for inhibition of complement activation. If a drug candidate emerges as a result of the joint research, the companies will negotiate the product development and commercialization rights and responsibilities.

In 1998, the Company entered into an exclusive worldwide license agreement with RWJPRI and Ortho-McNeil to develop and market our proprietary influenza neuraminidase inhibitors to treat and prevent viral influenza. The Company received an initial $6.0 million payment from Ortho-McNeil and an additional $6.0 million common stock equity investment from Johnson & Johnson Development Corporation. In June 1999, the Company received a $2.0 million milestone payment from Ortho-McNeil in connection with the initiation of Phase II clinical testing in the United States. In February 2000, the Company received a $4.0 million milestone payment from RWJPRI in connection with the initiation of Phase III clinical trials of peramivir (RWJ-270201) in North America and Europe.

NOTES TO FINANCIAL STATEMENTS (Continued)

On April 30, 2001, the Company announced that Ortho-McNeil and RWJPRI gave four months prior notice of termination of the worldwide license agreement to develop and market products to treat and prevent viral influenza. Termination of this agreement by RWJPRI and Ortho-McNeil was final on September 21, 2001, and all rights to peramivir and all other patented compounds were returned to the Company.

In April 1999, the Company entered into an agreement with Sunol Molecular Corporation. This agreement requires Sunol to conduct research and supply the Company with protein targets for drug design to expedite the discovery of new drug candidates designed to inhibit Tissue Factor/VIIa for the Company’s cardiovascular program.

In June 2000, the Company licensed a series of potent inhibitors of purine nucleoside phosphorylase, or PNP, from Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd, New Zealand. The lead drug candidate from this collaboration is BCX-1777. The Company has the rights to develop and ultimately distribute this, or any other, drug candidate that might arise from research on these inhibitors. The Company has agreed to pay certain milestone payments for future development of these inhibitors, pay certain royalties on sales of any resulting product, and to share in future payments received from other third-party collaborators, if any.

In June 2000, the Company licensed intellectual property from Emory University related to the Hepatitis C polymerase target associated with Hepatitis C viral infections. Under the terms of the agreement, the research investigators from Emory provide the Company with materials and technical insight into the target. The Company has agreed to pay Emory royalties on sales of any resulting product and to share in future payments received from other third party collaborators, if any.

Note 10 — Change in Accounting Principle

As discussed in Note 1, effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with SAB 101. The cumulative effect of this change in accounting principle on prior years resulted in a charge to income of $6,088,235. This amount is included in the net loss for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase the loss before the cumulative effect of the accounting change by $1,205,000 ($.07 per share). The pro forma amounts presented in the income statement were calculated assuming the change in accounting principle was made retroactively to prior periods. For each quarter in 2000 and the first quarter in 2001, the Company recognized net revenue of $405,882 that was included in the cumulative effect adjustment as of January 1, 2000. As a result of the termination of the agreement with Ortho-McNeil and RWJPRI, the Company changed its estimate for recognizing the deferred income and expense from this agreement so that the remaining amounts were recognized in the second and third quarters of 2001. The amount of net revenue recycled into income from the cumulative effect adjustment was $2,097,000 in 2000 and $1,961,825 in the second and third quarters of 2001. As of December 31, 2002, the balance of both the deferred revenue and deferred expense related to the Ortho-McNeil and RWJPRI agreement was $0.

Note 11 — Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“Statement No. 148”). This statement addresses transition methodologies for companies who intend to adopt the fair valuation methodology of Statement No. 123 for their employee stock-based compensation, as well as additional annual and quarterly disclosure requirements for stock-based compensation. The new disclosure rules are effective for interim or annual periods ending after December 15, 2002 and are provided in Notes 1 and 7. The Company does not expect there to be a material impact on its financial position, results of operations or cash flows as a result of adopting this accounting standard.

NOTES TO FINANCIAL STATEMENTS (Continued)

In November 2002, the FASB issued Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). This interpretation modifies the accounting treatment for certain guarantees and is effective for all guarantees issued or modified after December 31, 2002. The new disclosure rules are effective for interim or annual periods ending after December 15, 2002. The Company does not expect there to be a material impact on its financial position, results of operations or cash flows as a result of adopting this accounting standard.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this statement on July 1, 2002. On July 10, 2002, the Company streamlined its operations, reducing its workforce from 75 employees to 45 employees in order to conserve its resources and provide a longer timeframe in which to advance its other programs. As a result of early implementation of SFAS 146, the Company recognized all expenses related to this reduction in staff as compensation expense during the third quarter of 2002. The total compensation paid in 2002, plus benefits, related to this staff reduction was approximately $325,000.

In April 2002, the FASB issued Statement of Financial Accounting Standards No.145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“Statement No. 145”). This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding FASB Statements No. 4 and 64, the criteria in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will be used to classify gains and losses from extinguishment of debt. FASB Statement No. 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed. FASB Statement No. 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements. The provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company will adopt SFAS 145 effective January 1, 2003. The adoption of SFAS 145 will not have a material impact on the Company’s financial position.

Note 12 — Quarterly Financial Information (Unaudited)(In thousands, except per share)

	First	Second	Third	Fourth

2002 Quarters
Revenues	$539	$461	$412	$363
Net loss	(5,616)	(5,161)	(3,415)	(2,736)
Net loss per share	(.32)	(.29)	(.19)	(.15)
2001 Quarters
Revenues	$1,887	$4,536	$4,131	$603
Net (loss) income	(1,383)	958	417	(4,978)
Net (loss) income per share	(.08)	.05	.02	(.28)

Net (loss) per share for the years 2002 and 2001 differed from the total of the individual quarters due to rounding.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
BioCryst Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCryst Pharmaceuticals, Inc. at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 1 and 10 to the financial statements, in 2000 the Company changed its method of revenue recognition.

/s/ ERNST & YOUNG, LLP
Birmingham, Alabama January 24, 2003

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Position(s) with the Company

Charles E. Bugg, Ph.D.	61	Chairman, Chief Executive Officer and Director
J. Claude Bennett, M.D.	69	President, Chief Operating Officer, Medical Director and Director
Michael A. Darwin (4)	41	Chief Financial Officer, Secretary and Treasurer
William W. Featheringill (1)(2)	60	Director
Edwin A. Gee, Ph.D. (1)(2)	83	Director
Zola P. Horovitz, Ph.D.	68	Director
John A. Montgomery, Ph.D. (3)	78	Director
Joseph H. Sherrill, Jr.	62	Director
William M. Spencer, III (1)(2)	82	Director
Randolph C. Steer, M.D., Ph.D.	53	Director

______________

(1)       Member of the Compensation Committee (“Compensation Committee”).

(2)       Member of the Audit Committee (“Audit Committee”).

(3)       John A. Montgomery held the positions of Senior Vice President, Secretary and Chief Scientific Officer until his retirement effective January 31, 2002. He will continue to serve as a Director.

(4)       Effective November 1, 2002, Michael A. Darwin was appointed Chief Financial Officer, Secretary and Treasurer.

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

J. Claude Bennett, M.D., was named President and Chief Operating Officer in December 1996 and elected a Director in January 1997. Since 2001, Dr. Bennett has also served as the Medical Director. Prior to joining the Company, Dr. Bennett was President of The University of Alabama at Birmingham (“UAB”) from October 1993 to December 1996 and Professor and Chairman of the Department of Medicine of UAB from January 1982 to October 1993. Dr. Bennett served on the Company’s Scientific Advisory Board from 1989-96. He is a former co-editor of the Cecil Textbook of Medicine and former President of the Association of American Physicians. He is a member of the Scientific Advisory Committee of the Massachusetts General Hospital, a member of the Scientific Advisory Boards of Zycogen, LLC and Aptamera, Inc., and continues to hold the position of Distinguished University Professor Emeritus at UAB, a position he has held since January 1997.

Michael A. Darwin joined BioCryst in June 2000 as Controller. Effective November 1, 2002, Mr. Darwin was appointed Chief Financial Officer, Secretary and Treasurer. Prior to joining BioCryst, from June 1990 to June 2000, Mr. Darwin was Chief Financial Officer of a privately held company in the food services industry. He began his career at Ernst & Young and spent six years in public accounting practice.

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

In accordance with the terms of the Company’s Certificate of Incorporation, the Board of Directors has been divided into three classes with members of each class holding office for staggered three-year terms. Dr. Bennett’s, Dr. Horovitz’s, and Dr. Steer’s terms expire at the 2003 annual meeting, Dr. Bugg’s, Dr. Montgomery’s and Dr. Gee’s terms expire at the 2004 annual meeting and Mr. Featheringill’s, Mr. Spencer’s and Mr. Sherrill’s terms expire at the 2005 annual meeting, and (in all cases subject to the election and qualification of their successors or to their earlier death, resignation or removal). At each annual stockholder meeting, the successors to the Directors whose terms expire are elected to serve from the time of their election and qualification until the third annual meeting of stockholders following their election and until a successor has been duly elected and qualified. The provisions of the Company’s Certificate of Incorporation governing the staggered Director election procedure can be amended only by a shareholder’s vote of at least 75% of the eligible voting securities. There are no family relationships among any of the directors and executive officers of the Company. The Board has by resolution established the number of directors of the Company at nine (9) commencing with the 1999 Annual Meeting of Stockholders. Currently, six of our directors are independent as defined by the current Nasdaq rules.

The Company has an Audit Committee, consisting of Messrs. Featheringill, Gee and Spencer, which is responsible for the review of internal accounting controls, financial reporting and related matters. The Audit Committee also recommends to the Board the independent accountants selected to be the Company’s auditors and reviews the audit plan, financial statements and audit results. The Board has adopted an Audit Committee Charter that meets all the applicable rules of the Nasdaq National Market and the Securities and Exchange Commission. The Audit Committee members are “independent” directors as defined by the Nasdaq National Market listing standards in effect as of the date hereof.

The Company also has a Compensation Committee consisting of Messrs. Featheringill, Gee and Spencer. The Compensation Committee is responsible for the annual review of officer compensation and other incentive programs and is authorized to award options under the Company’s Stock Option Plan.

The Company has a Nominating Committee comprised of all outside directors with terms not expiring in the current year. The Nominating Committee nominates persons for election or re-election as directors.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2003 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2003 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2003 Annual Meeting of Stockholders.

ITEM 14.   CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

(a) Financial Statements

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

10.2#

License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.3	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 14, 2002 (Registration No. 333-90582).
10.4#

Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.5#

Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

Number	Description
10.6

Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

10.7

Termination Agreement dated as of September 21, 2001 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the second quarter ending June 30, 2002 dated August 7, 2002.

23	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

#          Confidential treatment granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Birmingham, State of Alabama, on this 21st day of March, 2003.

BIOCRYST PHARMACEUTICALS, INC.
By:	/s/Charles E. Bugg

Charles E. Bugg, Ph.D Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 21, 2003:

Signature	Title

/s/ Charles E. Bugg	Chairman, Chief Executive Officer and Director

(Charles E. Bugg, Ph.D.)

/s/ J. Claude Bennett	President, Chief Operating Officer, Medical Director and Director

(J. Claude Bennett, M.D.)

/s/ Michael A. Darwin	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer

(Michael A. Darwin)

/s/ William W. Featheringill	Director

(William W. Featheringill)

/s/ Edwin A. Gee	Director

(Edwin A. Gee, Ph.D.)

/s/ Zola P. Horovitz	Director

(Zola P. Horovitz, Ph.D.)

/s/ John A. Montgomery	Director

(John A. Montgomery, Ph.D.)

/s/ William M. Spencer	Director

(William M. Spencer, III)

/s/ Joseph H. Sherrill, Jr.	Director

(Joseph H. Sherrill, Jr.)

/s/ Randolph C. Steer	Director

(Randolph C. Steer, M.D., Ph.D.)

CERTIFICATIONS

I, Charles E. Bugg, certify that:

1.        I have reviewed this annual report on Form 10-K of BioCryst Pharmaceuticals, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES E. BUGG

Charles E. Bugg Chairman and Chief Executive Officer

Date: March 21, 2003

CERTIFICATIONS

I, Michael A. Darwin, certify that:

1.        I have reviewed this annual report on Form 10-K of BioCryst Pharmaceuticals, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL A. DARWIN

Michael A. Darwin Chief Financial Officer and Chief Accounting Officer

Date: March 21, 2003

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

10.2#

License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.3	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 14, 2002 (Registration No. 333-90582).

10.4#

Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.5#

Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.6

Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference toExhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

10.7

Termination Agreement dated as of September 21, 2001 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the second quarter ending June 30, 2002 dated August 7, 2002.

23	Consent of Ernst & Young LLP, Independent Auditors.	48

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	49

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	50

______________

#          Confidential treatment granted.