Form 10-Q
period 2003-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2003-05-09
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 000-23186

BIOCRYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	62-1413174
(State or other jurisdiction of (incorporation or organization)	I.R.S. employer identification no.)

2190 Parkway Lake Drive; Birmingham, Alabama 35244
(Address and zip code of principal executive offices)

(205) 444-4600
(Registrant’s telephone number, including area code)

NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  |X|   No  |_|

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   |_|   No  |X|.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,665,729 shares of the Company’s Common Stock, $.01 par value, were outstanding as of April 30, 2003.

BIOCRYST PHARMACEUTICALS, INC.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements:
Condensed Balance Sheets – March 31, 2003 and December 31, 2002	2
Condensed Statements of Operations – Three Months Ended
March 31, 2003 and 2002	3
Condensed Statements of Cash Flows – Three Months Ended
March 31, 2003 and 2002	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	6
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17

Part II. Other Information
Item 1. Legal Proceedings	17
Item 2. Changes in Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signatures	19
Certifications	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC. CONDENSED BALANCE SHEETS March 31, 2003 and December 31, 2002 (In thousands, except per share data)

	2003 (Unaudited)	2002 (Note 1)
Assets
Cash and cash equivalents	$ 11,631	$ 13,824
Securities held-to-maturity	11,225	10,624
Prepaid expenses and other current assets	701	483

Total current assets	23,557	24,931
Securities held-to-maturity	10,632	11,714
Furniture and equipment, net	4,277	4,557
Patents	97	98

Total assets	$ 38,563	$ 41,300

Liabilities and Stockholders’ Equity
Accounts payable	$ 271	$ 256
Accrued expenses	616	616

Total current liabilities	887	872
Deferred revenue	300	300
Stockholders’ equity:
Preferred stock: shares authorized – 5,000
Series A Convertible Preferred stock, $.01 par value; shares authorized – 1,800; shares issued and outstanding – none
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized – 21.5; shares issued and outstanding – none
Common stock, $.01 par value; shares authorized –
45,000; shares issued and outstanding –
17,666 in 2003 and 17,657 in 2002	177	177
Additional paid-in capital	131,947	131,911
Accumulated deficit	(94,748)	(91,960)

Total stockholders’ equity	37,376	40,128

Total liabilities and stockholders’ equity	$ 38,563	$ 41,300

See accompanying notes to condensed financial statements. 2

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF OPERATIONS Three Months Ended March 31, 2003 and 2002 (In thousands, except per share)

(Unaudited)

	2003	2002
Revenues:
Interest and other	$308	$539

Total revenues	308	539

Expenses:
Research and development	2,489	5,387
General and administrative	607	768

Total expenses	3,096	6,155

Net loss	$(2,788)	$(5,616)

Amounts per common share:
Net loss (Note 2)	$(.16)	$(.32)

Weighted average shares outstanding (Note 2)	17,663	17,627

See accompanying notes to condensed financial statements. 3

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2003 and 2002 (In thousands) (Unaudited)

	2003	2002
Operating activities:
Net loss	$(2,788)	$(5,616)
Depreciation and amortization	304	287
Non-monetary compensation	30	37
Changes in operating assets and liabilities, net	(203)	(749)

Net cash used in operating activities	(2,657)	(6,041)

Investing activities:
Purchases of furniture and equipment	(23)	(240)
Purchases of patents and licenses	0	(110)
Purchases of marketable securities	(4,527)	(560)
Maturities of marketable securities	5,008	6,621

Net cash provided by investing activities	458	5,711

Financing activities:
Proceeds from sale of common stock	6	101

Net cash provided by financing activities	6	101

Decrease in cash and cash equivalents	(2,193)	(229)
Cash and cash equivalents at beginning of period	13,824	18,865

Cash and cash equivalents at end of period	$11,631	$18,636

See accompanying notes to condensed financial statements. 4

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Preparation

        The condensed balance sheet as of March 31, 2003 and the condensed statements of operations and cash flows for the three months ended March 31, 2003 and 2002 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and the notes thereto included in the Company’s 2002 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The condensed balance sheet as of December 31, 2002 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

Note 2. Net Loss Per Share

        The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan are excluded from the computation, as their effect is anti-dilutive. For the three months ended March 31, 2003 and 2002, common stock equivalents of approximately 67,769 and 90,005 shares respectively, were not used to calculate net loss per share because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for net loss per share for any of the periods presented.

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

        The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement No. 123 for the three months ended March 31, 2003 and 2002.

	2003	2002
Net loss as reported	$(2,788)	$(5,616)

Deduct total stock-based employee compensation expense determined under Statement No. 123	632	(524)

Pro forma net loss	$(2,156)	$(6,140)

Amounts per common share:
Net loss per share, as reported	$(.16)	$(.32)
Pro forma net loss per share	$(.12)	$(.35)

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

        We have incurred operating losses since our inception. Our accumulated deficit at March 31, 2003 was $94.7 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2002, we spent 32.3% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis of compounds;

6

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

        Changes in our existing and future research and development and collaborative relationships will also impact the status of our research and development projects. Although we may, in some cases, be able to control the timing of development expenses, in part by accelerating or decelerating certain of these costs, many of these costs will be incurred irrespective of whether we are able to discover drug candidates or obtain collaborative partners for commercialization. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. If we fail to meet the research, clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the price of our common stock.

Results of Operations (three months ended March 31, 2003 compared to the three months ended March 31, 2002)

        Revenues decreased 42.9% to $308,000 in the three months ended March 31, 2003 from $539,000 in the three months ended March 31, 2002. The decrease was due to a reduction in cash used in funding operations.

        Research and development expenses decreased 53.8% to $2,489,000 in the three months ended March 31, 2003 from $5,387,000 in the three months ended March 31, 2002. The decrease is primarily attributed to the final clinical trial expenses related to the Phase III development of peramivir during the first quarter of 2002, a program that was discontinued in June 2002. In addition, personnel and other operating costs were lower due to a smaller staff in 2003.

        General and administrative expenses for the three months ended March 31, 2003 decreased 21.0% to $607,000 as compared to $768,000 for the same period in 2002. This decrease is also primarily related to our reduced staff as compared to the first quarter of 2002.

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

7

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

        On June 25, 2002, we announced we were discontinuing the development of peramivir, our investigational oral influenza neuraminidase inhibitor designed to treat and prevent influenza. After terminating the development of peramivir, the Company streamlined its operations in order to conserve its resources and provide a longer timeframe in which to advance its other programs.

        On August 5, 2002, at the request of Dr. Charles E. Bugg, our Chairman and Chief Executive Officer and Dr. J. Claude Bennett, our President, Chief Operating Officer and Medical Director, our Compensation Committee and board of directors approved a 25% reduction in their salaries, effective August 1, 2002. In the event of any change of control of the Company, any cumulative salary reductions up to the date of the change of control would become due and payable to them. The aggregate monthly amount of the reduction was $14,677.

        The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within three years. The Company has not realized any losses from such investments. In addition, at March 31, 2003, approximately $6.7 million was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured. At March 31, 2003, our cash, cash equivalents and securities held-to-maturity were $33.5 million, a decrease of $2.7 million from December 31, 2002, principally due to the funding of current operations.

        We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank, secured by a pledge of $600,000 in marketable securities. There was nothing drawn against this line as of March 31, 2003. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2010 and a one-time option to terminate the lease on June 30, 2008 for a termination fee of approximately $124,000. The lease, as amended effective July 1, 2001 for an additional 7,200 square feet, requires us to pay monthly rent starting at $33,145 per month in July 2001 and escalating annually to a minimum of $47,437 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have deposited a U.S. Treasury security in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount is currently $455,000, which will be decreased by $65,000 annually throughout the term of the lease.

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

        As a result of the reduction in our staff during July 2002, we have approximately 14,000 square feet of excess space available for sublease. Of this, about 7,200 square feet will be subleased by May 1, 2003.

        At December 31, 2002, we had long-term operating lease obligations, which provide for aggregate minimum payments of $580,803 in 2003, $594,897 in 2004 and $605,139 in 2005. These obligations include the future rental of our operating facility.

        We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	payments under collaborative and licensing agreements with corporate partners; and

•	lease or loan financing and future public or private financing.

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

Revenue Recognition

        The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Research and development revenue on cost-reimbursement agreements is recognized as expenses are incurred, up to contractual limits. Research and development fees, license fees and milestone payments are recognized as revenue when the earnings process is complete, the Company has no further continuing performance obligations and has completed its performance under the terms of the agreement, in accordance with SAB 101. License fees and milestone payments received under licensing agreements that are related to future performance are deferred and taken into income as earned over the estimated drug development period. Recognized revenues and profit are subject to revisions as these contracts or agreements progress to completion. Revisions to revenue or profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Certain Risk Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, may never be profitable and may need additional financing

        Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of March 31, 2003, our accumulated deficit was approximately $94.7 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. These other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties from any future license agreements. In addition, we are not likely to generate revenue directly from product sales. If we do not generate revenue, or if our drug development expenses increase, we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financing. If financing is not available on acceptable terms or not available at all, we may not have enough capital to continue our current business strategy.

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

12

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

If, because of our use of hazardous materials, we violate any environmental controls or regulations that apply to such materials,we may incur substantial costs and expenses in our remediation efforts

        Our research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and some waste products. Accidental contamination or injury from these materials could occur. In the event of an accident, we could be liable for any damages that result and any liabilities could exceed our resources. Compliance with environmental laws and regulations could require us to incur substantial unexpected costs, which would materially and adversely affect our results of operations.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholder decisions

        As of March 31, 2003, our directors, executive officers and some principal stockholders and their affiliates, including Johnson & Johnson Development Corporation, beneficially owned approximately 45.0% (directors and officers own 28.8%) of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

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

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

        The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2003, the 52-week range of the market price of our stock has been from $0.60 to $4.82 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Item 4. Controls and Procedures

        1.  Evaluation of Disclosure Controls and Procedures. The Chairman and Chief Executive Officer and the Chief Financial Officer of BioCryst Pharmaceuticals, Inc. (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.

        2.  Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company’s most recent evaluation of internal controls, nor have any corrective actions been taken regarding internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

None

Item 2. Changes in Securities and Use of Proceeds:

None

Item 3. Defaults Upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

None

Item 6. Exhibits and Reports on Form 8-K:

a.	Exhibits:

Number	Description

3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A dated June 17, 2002.

10.1	1991 Stock Option Plan, as amended and restated as of March 6, 2000. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 16, 2000 (Registration No. 333-39484).

10.2#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.3	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement dated June 14, 2002 (Registration No. 333-90582).

10.4#	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.5#	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.6	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

10.7	Termination Agreement dated as of September 21, 2001 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the second quarter ending June 30, 2002 dated August 7, 2002.

10.8	Change of Control Agreement dated July 10, 2002 between the Registrant and both Dr. Charles E. Bugg and Dr. J Claude Bennett.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment granted.

b.	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2003	BIOCRYST PHARMACEUTICALS, INC. /s/ CHARLES E. BUGG —————————————— Charles E. Bugg Chairman and Chief Executive Officer

Date: May 9, 2003	/s/ MICHAEL A. DARWIN —————————————— Michael A. Darwin Chief Financial Officer and Chief Accounting Officer

CERTIFICATIONS

I, Charles E. Bugg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BioCryst Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ CHARLES E. BUGG —————————————— Charles E. Bugg Chairman and Chief Executive Officer

CERTIFICATIONS

I, Michael A. Darwin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BioCryst Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ MICHAEL A. DARWIN —————————————— Michael A. Darwin Chief Financial Officer and Chief Accounting Officer

