Form 10-Q
period 2003-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2003-08-13
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,665,729 shares of the Company’s Common Stock, $.01 par value, were outstanding as of July 30, 2003.

BIOCRYST PHARMACEUTICALS, INC.

INDEX

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC. CONDENSED BALANCE SHEETS June 30, 2003 and December 31, 2002 (In thousands, except per share data)

	2003 (Unaudited)	2002 (Note 1)
Assets
Cash and cash equivalents	$13,953	$13,824
Securities held-to-maturity	11,146	10,624
Prepaid expenses and other current assets	977	483

Total current assets	26,076	24,931
Securities held-to-maturity	5,580	11,714
Furniture and equipment, net	3,987	4,557
Patents	97	98

Total assets	$35,740	$41,300

Liabilities and Stockholders’ Equity
Accounts payable	$617	$256
Accrued expenses	668	616

Total current liabilities	1,285	872
Deferred revenue	300	300
Stockholders’ equity:
Preferred stock: shares authorized – 5,000
Series A Convertible Preferred stock, $.01 par value; shares authorized – 1,800; shares issued and outstanding – none
Series B Junior Participating Preferred stock, $.001 par value; shares authorized – 21.5; shares issued and outstanding – none
Common stock, $.01 par value; shares authorized –
45,000; shares issued and outstanding –
17,666 in 2003 and 17,657 in 2002	177	177
Additional paid-in capital	131,979	131,911
Accumulated deficit	(98,001)	(91,960)

Total stockholders’ equity	34,155	40,128

Total liabilities and stockholders’ equity	$35,740	$41,300

See accompanying notes to condensed financial statements. 2

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF OPERATIONS Periods Ended June 30, 2003 and 2002 (In thousands, except per share) (Unaudited)

	Three Months		Six Months
	2003	2002	2003	2002
Revenues:
Interest and other	$266	$461	$574	$1,000

Total revenues	266	461	574	1,000

Expenses:
Research and development	2,965	4,377	5,454	9,764
General and administrative	553	871	1,161	1,640
Impairment of patents and licenses	0	374	0	374

Total expenses	3,518	5,622	6,615	11,778

Net loss	$(3,252)	$(5,161)	$(6,041)	$(10,778)

Net loss per share (Note 2)	$(.18)	$(.29)	$(.34)	$(.61)

Weighted average shares outstanding (Note 2)	17,666	17,636	17,664	17,632

See accompanying notes to condensed financial statements. 3

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2003 and 2002 (In thousands) (Unaudited)

	2003	2002
Operating activities:
Net loss	$(6,041)	$(10,778)
Depreciation and amortization	597	628
Amortization of patents and licenses	1	2
Impairment of patents and licenses	0	374
Non-monetary compensation	62	75
Changes in operating assets and liabilities, net	(81)	(1,052)

Net cash used in operating activities	(5,462)	(10,751)

Investing activities:
Purchases of furniture and equipment	(27)	(409)
Purchases of patents and licenses	0	(116)
Purchases of marketable securities	(5,924)	(2,585)
Maturities of marketable securities	11,536	9,726

Net cash provided by investing activities	5,585	6,616

Financing activities:
Proceeds from sale of common stock	6	101

Net cash provided by financing activities	6	101

Increase (decrease) in cash and cash equivalents	129	(4,034)
Cash and cash equivalents at beginning of period	13,824	18,865

Cash and cash equivalents at end of period	$13,953	$14,831

See accompanying notes to condensed financial statements. 4

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Preparation

        The condensed balance sheet as of June 30, 2003 and the condensed statements of operations and cash flows for the six months ended June 30, 2003 and 2002 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at June 30, 2003 and the results of operations and cash flows for the six months ended June 30, 2003 and 2002. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and the notes thereto included in the Company’s 2002 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The condensed balance sheet as of December 31, 2002 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

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

        For the three months ended June 30, 2003 and 2002, common stock equivalents of approximately 506,775 and 354 shares respectively, were not used to calculate net loss per share because of their anti-dilutive effect. For the six months ended June 30, 2003 and 2002, common stock equivalents of approximately 340,773 and 38,112 shares respectively, were not used to calculate net loss per share because of their anti-dilutive effect. There were no reconciling items in calculating the numerator for net loss per share for any of the periods presented.

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

        The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement No. 123 for the three month and six month periods ended June 30, 2003 and 2002.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net loss as reported	$(3,252)	$(5,161)	$(6,041)	$(10,778)
Deduct total stock-based employee compensation
expense determined under Statement No. 123	(383)	(512)	248	(1,036)

Pro forma net loss	$(3,635)	$(5,673)	$(5,793)	$(11,814)

Amounts per common share:
Net loss per share, as reported	$(.18)	$(.29)	$(.34)	$(.61)
Pro forma net loss per share	$(.21)	$(.32)	$(.33)	$(.67)
5

Note 4. Impairment of long-lived assets

        The Company periodically reviews its patents and licenses for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”) to determine any impairment that needs to be recognized. During the quarter ended June 30, 2002, the Company abandoned the development of peramivir, its influenza neuraminidase inhibitor. As a result, the Company recognized an expense of $374,000 during the quarter ended June 30, 2002 related to the patents for our neuraminidase inhibitors, as they no longer had any readily determinable value to the Company.

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

        We have incurred operating losses since our inception. Our accumulated deficit at June 30, 2003 was $98.0 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2002, we spent 32.3% of our research and development expenses on contract research and development, including:

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

Results of Operations (three months ended June 30, 2003 compared to the three months ended June 30, 2002)

        Interest and other income decreased 42.3% to $266,000 in the second quarter of 2003 compared to $461,000 in the second quarter of 2002. This decrease was due to a reduction in cash used in funding operations and a lower interest rate environment in 2003.

        Research and development expenses decreased 32.3% to $2,965,000 in the three months ended June 30, 2003 from $4,377,000 in the three months ended June 30, 2002. The decrease is primarily attributed to the final clinical trial expenses related to the Phase III development of peramivir during the second quarter of 2002, a program that was discontinued in June 2002. In addition, personnel and other operating costs were lower due to a smaller staff in 2003.

        General and administrative expenses for the three months ended June 30, 2003 decreased 36.5% to $553,000 as compared to $871,000 for the same period in 2002. This decrease is also primarily related to our reduced staff in 2003 as well as lower professional fees due to the adoption of the stockholder rights plan during the second quarter of 2002. The lower expenses for the second quarter of 2003 also reflect the fact that we had no impairment charges, compared to an impairment of patents charge of $374,000 in the second quarter of 2002 that was related to the termination of the peramivir program.

Results of Operations (six months ended June 30, 2003 compared to the six months ended June 30, 2002)

        Interest and other income decreased 42.6% to $574,000 in the six months ended June 30, 2003 compared to $1,000,000 in the six months ended June 30, 2002. This decrease was due to a reduction in cash used in funding operations and a lower interest rate environment in 2003.

        Research and development expenses decreased 44.1% to $5,454,000 in the six months ended June 30, 2003 from $9,764,000 in the six months ended June 30, 2002. The decrease is primarily attributed to the final clinical trial expenses related to the Phase III development of peramivir during the second quarter of 2002, a program that was discontinued in June 2002. In addition, personnel and other operating costs were lower due to a smaller staff in 2003.

        General and administrative expenses for the six months ended June 30, 2003 decreased 29.2% to $1,161,000 as compared to $1,640,000 for the six months ended June 30, 2002. This decrease is also primarily related to our reduced staff in 2003 as well as lower professional fees due to the adoption of the stockholder rights plan during 2002.

        The lower expenses for the six months ended June 30, 2003 also reflect the fact that we had no impairment charges, compared to an impairment of patents charge of $374,000 in the six months ended June 30, 2002 that was related to the termination of the peramivir program.

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

        The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within three years. The Company has not realized any losses from such investments. In addition, at June 30, 2003, approximately $5.3 million was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured. At June 30, 2003, our cash, cash equivalents and securities held-to-maturity were $30.7 million, a decrease of $5.5 million from December 31, 2002, principally due to the funding of current operations.

        We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank, secured by a pledge of $600,000 in marketable securities. There was nothing drawn against this line as of June 30, 2003. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2010 and a one-time option to terminate the lease on June 30, 2008 for a termination fee of approximately $124,000. The lease, as amended effective July 1, 2001 for an additional 7,200 square feet, requires us to pay monthly rent starting at $33,145 per month in July 2001 and escalating annually to a minimum of $47,437 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have deposited a U.S. Treasury security in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount is currently $390,000, which will be decreased by $65,000 annually throughout the term of the lease.

        In February 2002, we completed a renovation for approximately $2.6 million to add two chemistry laboratories and purchase additional equipment. Currently, there are no plans for additional renovations.

        As a result of the reduction in our staff during July 2002, we have approximately 14,000 square feet of excess space available for sublease. Of this, about 7,200 square feet is currently being subleased.

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

Certain Risk Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, may never be profitable and may need additional financing

        Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of June 30, 2003, our accumulated deficit was approximately $98.0 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. These other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties from any future license agreements. In addition, we are not likely to generate revenue directly from product sales. If we do not generate revenue, or if our drug development expenses increase, we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financing. If financing is not available on acceptable terms or not available at all, we may not have enough capital to continue our current business strategy.

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

11

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

14

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

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholder decisions

        As of June 30, 2003, our directors, executive officers and some principal stockholders and their affiliates, including Johnson & Johnson Development Corporation, beneficially owned approximately 55.3% (directors and officers own 29.1%) of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

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

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

        The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2003, the 52-week range of the market price of our stock has been from $0.71 to $4.51 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Item 4. Controls and Procedures

        We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

        None

Item 2. Changes in Securities and Use of Proceeds:

        None

Item 3. Defaults Upon Senior Securities:

        None

Item 4. Submission of Matters to a Vote of Security Holders:

(a)	The Company’s annual meeting of stockholders was held on May 14, 2003.

(b)	Messrs. Bennett, Horovitz, and Steer were reelected as directors for three-year terms expiring in 2006. Messrs. Bugg, Gee, Montgomery, Featheringill, Sherrill and Spencer continue as directors.

(c)	Motions before stockholders:

1.	Election of three directors as follows —

Name	Votes For	Abstentions/ Withheld
J. Claude Bennett	15,669,737	167,389
Zola P. Horovitz	15,687,090	150,036
Randolph C. Steer	15,692,540	144,586

(d)	Not applicable.

Item 5. Other Information:

None 18

Item 6. Exhibits and Reports on Form 8-K:

a.	Exhibits:

Number	Description

3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A dated June 17, 2002.

10.1	1991 Stock Option Plan, as amended and restated as of March 6, 2000. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 16, 2000 (Registration No. 333-39484).

10.2#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.3	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 14, 2002 (Registration No. 333-90582).

10.4#	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.5#	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.6	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

10.7	Termination Agreement dated as of September 21, 2001 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the second quarter ending June 30, 2002 dated August 7, 2002.

10.8	Change of Control Agreement dated July 10, 2002 between the Registrant and both Dr. Charles E. Bugg and Dr. J Claude Bennett. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the first quarter ending March 31, 2003 dated May 9, 2003.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Confidential treatment granted. 19

b.	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003	BIOCRYST PHARMACEUTICALS, INC. /s/ CHARLES E. BUGG —————————————— Charles E. Bugg Chairman and Chief Executive Officer

Date: August 13, 2003	/s/ MICHAEL A. DARWIN —————————————— Michael A. Darwin Chief Financial Officer and Chief Accounting Officer

20