Form 10-Q
period 2003-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2003-11-12
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,733,583 shares of the Company’s Common Stock, $.01 par value, were outstanding as of October 31, 2003.

BIOCRYST PHARMACEUTICALS, INC.

INDEX

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC. CONDENSED BALANCE SHEETS September 30, 2003 and December 31, 2002 (In thousands, except per share data)

	2003 (Unaudited)	2002 (Note 1)
Assets
Cash and cash equivalents	$10,829	$13,824
Securities held-to-maturity	8,619	10,624
Prepaid expenses and other current assets	726	483

Total current assets	20,174	24,931
Securities held-to-maturity	8,212	11,714
Furniture and equipment, net	3,737	4,557
Patents	116	98

Total assets	$32,239	$41,300

Liabilities and Stockholders’ Equity
Accounts payable	$459	$256
Accrued expenses	672	616

Total current liabilities	1,131	872
Deferred revenue	300	300
Stockholders’ equity:
Preferred stock: shares authorized — 5,000
Series A Convertible Preferred stock, $.01 par value; shares authorized — 1,800; shares issued and outstanding — none
Series B Junior Participating Preferred stock, $.001 par value; shares authorized — 21.5; shares issued and outstanding - none
Common stock, $.01 par value; shares authorized -
45,000; shares issued and outstanding -
17,698 in 2003 and 17,657 in 2002	177	177
Additional paid-in capital	132,041	131,911
Accumulated deficit	(101,410)	(91,960)

Total stockholders’ equity	30,808	40,128

Total liabilities and stockholders’ equity	$32,239	$41,300

See accompanying notes to condensed financial statements. 2

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF OPERATIONS Periods Ended September 30, 2003 and 2002 (In thousands, except per share) (Unaudited)

	Three Months		Nine Months
	2003	2002	2003	2002
Revenues:
Interest and other	$222	$412	$796	$1,412

Total revenues	222	412	796	1,412

Expenses:
Research and development	3,105	3,172	8,559	12,935
General and administrative	526	655	1,687	2,296

Impairment of patents and licenses	0	0	0	374

Total expenses	3,631	3,827	10,246	15,605

Net loss	$(3,409)	$(3,415)	$(9,450)	$(14,193)

Basic and diluted net loss per share (Note 2)	$(.19)	$(.19)	$(.53)	$(.80)

Basic and diluted weighted average shares outstanding
(Note 2)	17,685	17,650	17,671	17,638

See accompanying notes to condensed financial statements. 3

BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2003 and 2002 (In thousands) (Unaudited)

	2003	2002
Operating activities:
Net loss	$(9,450)	$(14,193)
Depreciation and amortization	853	937
Amortization of patents and licenses	0	3
Impairment of patents and licenses	0	374
Non-monetary compensation	91	114
Changes in operating assets and liabilities, net	16	(1,349)

Net cash used in operating activities	(8,490)	(14,114)

Investing activities:
Purchases of furniture and equipment	(33)	(408)
Purchases of patents and licenses	(18)	(123)
Purchases of marketable securities	(11,574)	(4,085)
Maturities of marketable securities	17,081	13,279

Net cash provided by investing activities	5,456	8,663

Financing activities:
Proceeds from sale of common stock	39	123

Net cash provided by financing activities	39	123

Decrease in cash and cash equivalents	(2,995)	(5,328)
Cash and cash equivalents at beginning of period	13,824	18,865

Cash and cash equivalents at end of period	$10,829	$13,537

See accompanying notes to condensed financial statements. 4

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Preparation

        The condensed balance sheet as of September 30, 2003 and the condensed statements of operations and cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at September 30, 2003 and the results of operations and cash flows for the nine months ended September 30, 2003 and 2002. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Examples include accrued clinical and preclinical expenses. Actual results may differ from these estimates.

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

Note 2. Net Loss Per Share

        The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share includes common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan. For all periods presented, diluted loss per share does not include the impact of potential common shares outstanding, as the impact of those shares is anti-dilutive.

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

        The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement No. 123 for the three month and nine month periods ended September 30, 2003 and 2002.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net loss as reported	$(3,409)	$(3,415)	$(9,450)	$(14,193)
Deduct total stock-based employee compensation
expense determined under Statement No. 123	(440)	(623)	(191)	(1,659)

Pro forma net loss	$(3,849)	$(4,038)	$(9,641)	$(15,852)

Amounts per common share:
Net loss per share, as reported	$(.19)	$(.19)	$(.53)	$(.80)
Pro forma net loss per share	$(.22)	$(.23)	$(.55)	$(.90)

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

        Our revenues have generally been limited to license fees, milestone payments, interest income, and collaboration research and development fees. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Research and development revenue on cost-reimbursement agreements is recognized as expenses are incurred, up to contractual limits. Research and development fees, license fees and milestone payments are recognized as revenue when the earnings process is complete, the Company has no further continuing performance obligations and has completed its performance under the terms of the agreement, in accordance with SAB 101. License fees and milestone payments received under licensing agreements that are related to future performance are deferred and taken into income as earned over the estimated drug development period. The Company has not received any revenues or royalties from the sale of licensed pharmaceutical products. It could be several years, if ever, before we will recognize significant revenue from royalties received pursuant to our license agreements or revenue directly from product sales. Future revenues, if any, are likely to fluctuate substantially from quarter to quarter.

        We have incurred operating losses since our inception. Our accumulated deficit at September 30, 2003 was $101.4 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2002, we spent 32.3% of our research and development expenses on contract research and development, including:

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

Results of Operations (three months ended September 30, 2003 compared to the three months ended September 30, 2002)

        Interest and other income decreased 46.1% to $222,000 in the third quarter of 2003 compared to $412,000 in the third quarter of 2002. This decrease was due to a reduction in cash and a lower interest rate environment in 2003.

        Research and development expenses decreased 2.1% to $3,105,000 in the three months ended September 30, 2003 from $3,172,000 in the three months ended September 30, 2002. The decrease is primarily attributed to lower personnel costs due to a smaller staff in 2003, which was partially offset by an increase in the clinical development costs associated with our lead drug candidate, BCX-1777.

        General and administrative expenses for the three months ended September 30, 2003 decreased 19.7% to $526,000 as compared to $655,000 for the same period in 2002. This decrease is primarily related to our reduced staff in 2003.

Results of Operations (nine months ended September 30, 2003 compared to the nine months ended September 30, 2002)

        Revenues for the nine months ended September 30, 2003 were $796,000, compared to $1,412,000 for the nine months ended September 30, 2002. The net loss for the nine months ended September 30, 2003 was $9,450,000, or $0.53 per share, compared to a net loss of $14,193,000 or $0.80 per share, for the same period last year. The decrease in revenues in the first nine months of 2003 was due to lower interest income as a result of the reduction in cash and a lower interest rate environment in 2003.

        Research and development expenses decreased 33.8% to $8,559,000 in the nine months ended September 30, 2003 from $12,935,000 in the nine months ended September 30, 2002. The decrease is primarily attributable to reduced clinical trial expenses in 2003 due to the discontinuation in June 2002 of the Phase III development of peramivir. In addition, personnel and other operating costs were lower due to a smaller staff in 2003.

        General and administrative expenses for the nine months ended September 30, 2003 decreased 26.5% to $1,687,000 as compared to $2,296,000 for the same period in 2002. This decrease is also primarily related to our reduced staff in 2003 and lower professional fees as compared to 2002 when we implemented a stockholder rights plan. The lower expenses for 2003 also reflect the fact that we had no impairment charges, compared to an impairment of patents charge of $374,000 in the second quarter 2002 that was related to the termination of the peramivir program.

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

        On October 24, 2003, our compensation committee voted to pay Dr. Charles E. Bugg, our Chairman and Chief Executive Officer, $484,500 as consideration for the cancellation of options held by Dr. Bugg to purchase 170,000 shares of our common stock. The expiration date of the options was November 18, 2003, and the exercise price of the options was $6.00 per share.

        The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within three years. The Company has not realized any losses from such investments. In addition, at September 30, 2003, approximately $5.4 million was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured. At September 30, 2003, our cash, cash equivalents and securities held-to-maturity were $27.6 million, a decrease of $8.5 million from December 31, 2002, principally due to the funding of current operations.

        We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank, secured by a pledge of $600,000 in marketable securities. There was nothing drawn against this line as of September 30, 2003. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2010 and a one-time option to terminate the lease on June 30, 2008 for a termination fee of approximately $124,000. The lease, as amended effective July 1, 2001 for an additional 7,200 square feet, requires us to pay monthly rent starting at $33,145 per month in July 2001 and escalating annually to a minimum of $47,437 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have deposited a U.S. Treasury security in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount is currently $390,000, which will be decreased by $65,000 annually throughout the term of the lease.

        In February 2002, we completed a renovation for approximately $2.6 million to add two chemistry laboratories and purchase additional equipment. Currently, there are no plans for additional renovations.

        As a result of the reduction in our staff during July 2002, we have approximately 14,000 square feet of excess space, which is currently being subleased.

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

9

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

Certain Risk Factors That May Affect Future Results, Financial Condition and the Market Price of Securities

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, may never be profitable and may need additional financing

        Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of September 30, 2003, our accumulated deficit was approximately $101.4 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. We or these other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties from any future license agreements or revenues directly from product sales. If we do not generate revenue, or if our drug development expenses increase, we may need to raise additional funds through new or existing collaborations or through private or public equity or debt financing. If financing is not available on acceptable terms or not available at all, we may not have enough capital to continue our current business strategy.

Our future revenue generation is uncertain

        Our revenue from collaborative agreements is dependent upon the status of our preclinical and clinical programs. If we fail to advance these programs to the point of being able to enter into successful collaborations, we will not receive any future milestone or other collaborative payments. Any future revenue directly from product sales would depend on our ability to successfully complete clinical studies and establish a market for our products.

If our development collaborations with other parties fail, the development of our drug candidates will be delayed or stopped

We rely heavily upon other parties for many important stages of our drug development programs, including:

•	discovery of proteins that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	execution of some preclinical studies and late-stage development for our compounds and drug candidates;

•	management of our clinical trials, including medical monitoring and data management;

•	management of our regulatory function; and

•	manufacturing, sales, marketing and distribution of our drug candidates.

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

        Even more critical to our success is our ability to enter into successful collaborations for the late-stage clinical development, regulatory approval, manufacturing, marketing, sales and distribution of our drug candidates. Our general strategy is to rely upon other parties for all of these steps so that we can focus exclusively on the key areas of our expertise. For some smaller niche markets, we may perform these steps ourselves and outsource those functions where we do not have the internal expertise. This heavy reliance upon third parties for these critical functions presents several risks, including:

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

        Any problems encountered with our current or future partners could delay or prevent the development of our compounds, which would severely affect our business, because if our compounds do not reach the market in a timely manner, or at all, we may never receive any milestone, product or royalty payments.

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

        Clinical trials are lengthy and expensive. We or our licensees incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrollment. Delays in patient enrollment can result in increased costs and longer development times. Even if we or our licensees successfully complete clinical trials for our product candidates, we or our licensees might not file the required regulatory submissions in a timely manner and may not receive regulatory approval for the drug candidate.

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

        Our failure to comply with existing or future regulatory requirements, or our loss of, or changes to, previously obtained approvals, could have a material adverse effect on our business because we will not receive product or royalty revenues if we or our licensees do not receive approval of our products for marketing.

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

We may be unable to establish sales, marketing and distribution capabilities necessary to successfully commercialize our products.

        We currently have only limited marketing capabilities and no direct or third-party sales or distribution capabilities. We may decide to develop and commercialize BCX-1777 ourselves rather than relying on collaborations with third parties. If so, we may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for BCX-1777 or any of our potential products.

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

We face competition in our industry, and many of our competitors have substantially greater experience and resources than we have.

        Even if our drug candidates receive regulatory approval and are commercialized, we might not be able to remain competitive because of the rapid pace of technological development in the biotechnology field. Some of our competitors have greater financial and other resources, larger research and development staffs and more experienced capabilities in researching, developing and testing products than we do. Many of these companies also have more experience in conducting clinical trials, obtaining FDA and other regulatory approvals and in manufacturing, marketing and distributing therapeutic products. Smaller companies may successfully compete with us by establishing collaborative relationships with larger pharmaceutical companies or academic institutions. Our competitors may succeed in developing, obtaining patent protection for or commercializing their products more rapidly than us. A competing company developing, or acquiring rights to, a more effective therapeutic product for the same diseases targeted by us, or one that offers significantly lower costs of treatment, could render our products noncompetitive or obsolete.

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

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholder decisions

        As of September 30, 2003, our directors, executive officers and some principal stockholders and their affiliates, including Johnson & Johnson Development Corporation, beneficially owned approximately 45.7% (directors and officers own 29.2%) of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

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

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

        The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2003, the 52-week range of the market price of our stock has been from $0.82 to $7.37 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Item 4. Controls and Procedures

        We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

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

18

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

BIOCRYST PHARMACEUTICALS, INC.

Date: November 12, 2003	/s/ CHARLES E. BUGG —————————— Charles E. Bugg Chairman and Chief Executive Officer

Date: November 12, 2003	/s/ MICHAEL A. DARWIN ———————————— Michael A. Darwin Chief Financial Officer and Chief Accounting Officer

19