Form 10-K
period 2003-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2004-03-19
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

OR

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from          to         .

Commission File Number 000-23186

BIOCRYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1413174
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ]  No [X].

The Registrant estimates that the aggregate market value of the Common Stock on June 30, 2003 (based upon the closing price shown on the Nasdaq National Market on June 30, 2003) held by non-affiliates was approximately $31,351,088. For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the Registrant.

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of February 27, 2004 was 21,474,636 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2004 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 under Part III hereof.

PART I

ITEM 1.  BUSINESS

Overview

BioCryst Pharmaceuticals, Inc. is a biotechnology company focused on designing, optimizing and developing novel small molecule pharmaceuticals that block key enzymes essential for cancer, cardiovascular and autoimmune diseases and viral infections. Our most advanced drug candidate, BCX-1777, is an investigational purine nucleoside phosphorylase (PNP) inhibitor for the treatment of T-cell mediated disorders.

Our Business Strategy

Our business strategy is to use structure-based drug design technologies to develop innovative, small-molecule pharmaceuticals to treat a variety of diseases and disorders. We focus our drug development efforts on building potent, selective inhibitors of enzymes associated with targeted diseases. Enzymes are proteins that cause or enable biological reactions necessary for the progression of the disease or disorder. The specific enzymes on which we focus are called enzyme targets. BioCryst aims to design compounds that will inhibit an enzyme target by fitting the active site of a particular enzyme. Inhibition means interfering with the functioning of an enzyme target, thereby stopping or slowing the progression of the disease or disorder. The principal elements of our strategy are:

•	Select and License Promising Enzyme Targets for the Development of Small-Molecule Pharmaceuticals. We use our technical expertise and network of academic and industry contacts to evaluate and select promising enzyme targets to license for the development of small-molecule pharmaceuticals. We choose enzyme targets that meet as many of the following criteria as possible:

•	serve important functions in disease pathways;

•	have known animal or cell-based models that would be indicative of results in humans;

•	address large potential markets and significant unmet medical needs, including pursuing niche markets where the results have potential application to broader markets and needs;

•	have multiple potential clinical applications; and

•	offer rapid development and commercialization opportunities.

•	Focus on High Value-Added Structure-Based Drug Design Technologies. We focus our drug discovery activities and expenditures on applications of structure-based drug design technologies to design and develop drug candidates. Structure-based drug design is a process by which we design a drug candidate through detailed analysis of the enzyme target, which the drug candidate must inhibit in order to stop the progression of the disease or disorder. We believe that structure-based drug design is a powerful tool for efficient development of small-molecule drug candidates that have the potential to be safe, effective and relatively inexpensive to manufacture. Our structure-based drug design technologies typically allow us to design and synthesize multiple drug candidates that inhibit the same enzyme target. We believe this strategy can lead to broad patent protection and enhance the competitive advantages of our compounds.

•	Develop or License Inhibitors that are Promising Candidates for Commercialization. We test multiple compounds to identify those that are most promising for clinical development. We base our selection of promising development candidates on desirable product characteristics, such as initial indications of safety and efficacy. We believe that this focused strategy allows us to eliminate unpromising candidates from consideration sooner without incurring substantial clinical costs. In addition, we select drug candidates on the basis of their potential for relatively efficient Phase I and Phase II clinical trials that require fewer patients to initially indicate safety and efficacy. We will consider, however, more complex candidates with longer development cycles if we believe that they offer promising commercial opportunities.

An important element of our business strategy is to control fixed costs and overhead through contracting and entering into license agreements with other parties. We maintain a streamlined corporate infrastructure that focuses on our strongest areas of expertise. By contracting with other specialty organizations, we believe that we can control costs, enable our drug candidates to reach the market more quickly and reduce our business risk. Key elements of our contracting strategy include:

•	Entering Into Relationships with Academic Institutions and Biotechnology Companies. Many academic institutions and biotechnology companies perform extensive research on the molecular and structural biology of potential drug development targets. By entering into relationships with these institutions, we believe we can significantly reduce the time, cost and risks involved in drug development. Our collaborative relationships with such organizations may lead to the licensing of one or more drug targets or compounds. Upon licensing a drug target or promising compound from one of these institutions, the scientists from the institution typically become working partners as members of our structure-based drug design teams. We believe this makes us a more attractive development partner to these scientists. In addition, we collaborate with outside experts in a number of areas, including crystallography, molecular modeling, combinatorial chemistry, biology, pharmacology, oncology, cardiology, immunology and infectious diseases. These collaborations enable us to complement our internal capabilities without adding costly overhead. We believe this strategy allows us to save valuable time and expense, and further diversify and strengthen our portfolio of drug candidates. An example of such a collaborative relationship is the arrangement that we have with The University of Alabama at Birmingham, or UAB, which has resulted in the initiation of several of our early drug development programs.

•	Developing Drug Development Candidates or Licensing Them to Other Parties. We generally plan to advance drug candidates through initial and/or early-stage drug development. For larger disease indications requiring complex clinical trials, our strategy is to license drug candidates to pharmaceutical or biotechnology partners for final development and global marketing. We believe partnerships are a good source of development payments, license fees, milestone payments and royalties. They also reduce the costs and risks, and increase the effectiveness, of late-stage product development, regulatory approval, manufacturing and marketing. We believe that focusing on discovery and early-stage drug development while benefiting from our partners’ proven development and commercialization expertise will reduce our internal expenses and allow us to have a larger number of drug candidates progress to late-stage drug development. However, after establishing a lead product candidate, we are willing to license that candidate during any stage of the development process we determine to be beneficial to the company and to the ultimate development and commercialization of that drug candidate. For some smaller niche disease indications markets, we may choose to complete development, manufacture, and where appropriate market and distribute any approved drugs ourselves, such as BCX-1777 for T-cell leukemias.

Products in Development

The following table summarizes BioCryst’s development projects as of February 27, 2004:

Program and Candidate Disease Category/Indication	Delivery Form	Development Stage	Worldwide Rights
PNP Inhibitor (BCX-1777) Oncology / T-cell cancers	Intravenous Oral	Phase I Phase I	BioCryst BioCryst
PNP Inhibitor (BCX-4208) Autoimmune diseases / Psoriasis	Oral	Preclinical	BioCryst
Tissue Factor/Factor VIIa Inhibitors	Oral	Lead Optimization	BioCryst
Cardiovascular / Coagulation, inflammation
Oncology / Angiogenesis
Hepatitis C Polymerase Inhibitors	Oral	Lead Optimization	BioCryst
Viral / Hepatitis C

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

Acute Lymphoblastic Leukemia. The most common form of leukemia in children is acute lymphoblastic leukemia (also known as ALL). According to the American Cancer Society, 3,830 new cases (adult and children combined) will be diagnosed in the United States in 2004. ALL results from an acquired injury to the DNA of a single cell in the bone marrow.

T-cell Lymphoma. Lymphoma is a general term for a group of cancers that originate in the lymphatic system. About 54,000 Americans will be diagnosed with a non-Hodgkin’s lymphoma in 2004 and approximately 15% of these will be considered T-cell lymphomas. T-cell lymphoma results when a T-lymphocyte (a type of white blood cell) undergoes a malignant change and begins to multiply, eventually crowding out healthy cells and creating tumors, which enlarge the lymph nodes and invade other sites in the body. Cutaneous T-cell lymphoma (CTCL) is a primary skin neoplasm and accounts for nearly 50% of all T-cell malignancies.

T-cell Mediated Autoimmune Diseases. Diseases such as psoriasis, rheumatoid arthritis, multiple sclerosis, and Crohn’s appear to have activated T-cells as a major part of their pathogenesis. Therefore, inhibition and/or elimination of such cells could have a profound and beneficial effect on these diseases.

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

Our PNP Inhibitor(s)

Background. In June 2000, we licensed a series of potent inhibitors of purine nucleoside phosphorylase from Albert Einstein College of Medicine of Yeshiva University (AECOM) and Industrial Research, Ltd, New Zealand (IRL). The lead drug candidate from this collaboration, BCX-1777, is a more potent inhibitor of human lymphocyte proliferation than other previously known PNP inhibitors. Extensive preclinical studies and early patient data indicate that BCX-1777 can modulate T-cell activities. BCX-1777 is an investigational PNP inhibitor for the potential treatment of T-cell leukemias and lymphomas.

During 2002, we exercised the option to add a new compound, BCX-4208, to the series of inhibitors of PNP licensed from AECOM and IRL. Preclinical results indicate that BCX-4208 is a more potent inhibitor than BCX-1777. We plan to develop BCX-4208 for autoimmune diseases such as psoriasis and rheumatoid arthritis.

PNP Inhibitor (BCX-1777)

Overview

The first clinical trial with an intravenous formulation of BCX-1777 is a Phase I clinical trial for patients with relapsed or refractory T-cell acute lymphoblastic leukemia (ALL) and T-cell lymphoma. The Phase I trial is an open-label dose-escalation study of BCX-1777 in relapsed or refractory aggressive T-cell malignancies, which are among the most difficult cancers to treat by current therapies. Because of the clinical results seen to this point and some additional testing by our colleagues at the M.D. Anderson Cancer Center, we started three additional trials in 2003 for refractory patients with other types of hematologic malignancies, cutaneous T-cell lymphoma, and solid tumors. Preclinical studies at the M.D. Anderson Cancer Center indicate that BCX-1777 induces the same biochemical changes in various other types of leukemia cells that are responsible for the inhibition of T-leukemia cells, which suggest that BCX-1777 may be even more broadly applicable than originally expected. Initial Phase I clinical results in patients with B-cell acute lymphoblastic leukemia have been encouraging, and we plan to pursue additional B-cell leukemia clinical studies during 2004.

Current Development Strategy

BCX-1777 Clinical Development for Aggressive T-cell Malignancies. The Phase I clinical trial was developed in close collaboration with experts at The University of Texas M. D. Anderson Cancer Center. Despite encouraging results observed with other T-cell specific agents, the prognosis for patients with relapsed or refractory leukemia or lymphoma is poor and treatment options remain limited. The goal of the Phase I clinical trial is to determine the safety, biochemical and metabolic profile and therapeutic effect produced by BCX-1777 as it relates to the proposed mechanism of action in the inhibition of proliferating T-lymphocytes in patients with T-cell ALL or T-cell lymphoma. Our strategy for future development of BCX-1777 is to pursue with the FDA both orphan drug and fast-track designations. We are also designing a Phase II trial for intravenous BCX-1777, which, assuming successful completion of the current trials, we plan to begin in early 2004 to treat patients with T-cell leukemias. We also plan to initiate a second Phase II trial in early 2004 with intravenous BCX-1777 for treatment of patients with cutaneous T-cell lymphoma (CTCL). Our current intent is for BioCryst itself to market and distribute BCX-1777 in the United States for treatment of T-cell cancers.

Early Phase I studies with oral BCX-1777 are currently in progress at the Cleveland Clinic, and we plan to initiate a Phase I/II CTCL clinical trial with oral BCX-1777 during the first half of 2004.

PNP Inhibitor (BCX-4208)

Overview

We believe that the results to date of our Phase I trials of BCX-1777 support the principle that inhibition of PNP has a direct effect on proliferation of activated T-lymphocytes. We are now developing BCX-4208, a second-generation PNP inhibitor, as a drug candidate for the treatment of T-cell mediated autoimmune diseases, including psoriasis. Although BCX-4208 and BCX-1777 are both investigational PNP inhibitors, BCX-4208 differs from BCX-1777 in significant ways. For example, BCX-4208 is more potent, with the ability to modulate T-cell activity for longer period of time. Thus, BCX-4208 has potential advantages over BCX-1777 for the treatment of diseases requiring long-term, chronic administration of a PNP inhibitor.

Current Development Strategy

During 2003, we conducted a series of preclinical studies of BCX-4208 and have begun preclinical toxicology studies, with the goal of advancing BCX-4208 into Phase I clinical development for treatment of patients with psoriasis in the second half of 2004.

Tissue Factor/Factor VIIa

Overview

A series of complicated reactions take place in the body whenever a blood clot begins to form. The major initiator of these reactions is an enzyme system called the tissue factor/factor VIIa (TF/FVIIa) complex. Animal tests show that various inhibitors of the TF/FVIIa complex can minimize blood clot formation as well as inflammatory responses. This sort of inhibition has been tested with a number of biological agents including the natural inhibitor of the pathway, synthetic peptides and protein inhibitors, and antibodies against tissue factor. However, there are no small molecule drugs currently on the market that intervene at the TF/FVIIa level.

We believe that small molecule inhibitors of TF/FVIIa may potentially be useful for treating acute coronary syndromes and complications associated with cardiovascular procedures, such as coronary angioplasty and stent insertions, because any type of damage to arteries and blood vessels exposes tissue factor, which then triggers clot formation. Myocardial infarction, unstable angina, and restenosis during and following angioplasty procedures are all potential treatment targets. In addition, tissue factor is involved in angiogenesis, or new blood vessel growth, and inhibitors of the TF/FVIIa complex are believed to have potential as anti-angiogenesis agents for use in oncology.

Background. We have an agreement with Sunol Molecular Corp. to expedite the discovery of new drug candidates designed to inhibit TF/FVIIa. Under the terms of this agreement, Sunol supplies us protein for our drug design program.

Current Development Strategy

We are continuing to design and synthesize groups of compounds that are potent and selective inhibitors of TF/FVIIa and further optimization is ongoing to identify a compound for preclinical development of a TF/FVIIa inhibitor in oral form.

Hepatitis C

Overview

Hepatitis C virus (HCV) infection has been described in the New England Journal of Medicine as the nation’s most common chronic blood-borne infection. Up to 3% of the world’s population has been infected with HCV. According to the National Centers for Disease Control, as many as 75-85% of those infected with HCV will have chronic infection and 70% of those will develop chronic liver disease. While there are several approved treatments for chronic HCV using a combination therapy of interferon and ribavirin, there are some potentially severe side effects to these treatments.

Background. In June 2000, we licensed intellectual property from Emory University related to the hepatitis C polymerase target associated with hepatitis C viral infections. Under the terms of the agreement, the research investigators from Emory provide us with materials and technical insight into the target.

Current Development Strategy

We are targeting HCV polymerase through collaborative and in-house efforts. Specifically, we are focused on development of orally active inhibitors against the RNA-dependent RNA polymerase. Competition for this target is less intense than for the HCV protease target and history suggests the likelihood of designing a useful inhibitor against this target may be better than for the more difficult protease.

Currently, we are designing, synthesizing and screening potential compounds against HCV polymerase. Specifically, our scientists are measuring the potency and ability of potential drug candidates to block the replication of HCV polymerase in vitro, or in test tubes. These experiments measure the potency of each selected compound’s ability to block replication. Advanced screening is also underway to measure the fit of promising compounds in the HCV polymerase active site using X-ray crystallography and computer molecular modeling. The goal is to identify a series of compounds that are potent in vitro inhibitors of the active site of the HCV polymerase for further testing and lead optimization.

We also have agreements in place with the National Institute of Allergy and Infectious Diseases, a unit of The National Institutes of Health, and the U.S. Army Medical Research Institute of Infectious Diseases to assay promising inhibitors from the HCV polymerase program for activity against Severe Acute Respiratory Syndrome (SARS), West Nile and Ebola viruses.

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

During the years ended December 31, 2001, 2002 and 2003, we spent an aggregate of $40.1 million on research and development. Approximately $26.4 million of that amount was spent on in-house research and development, and $13.7 million was spent on contract research and development.

Collaborative Relationships

Corporate Alliances

Sunol Molecular Corp. In April 1999, we entered into an agreement with Sunol. This agreement requires Sunol to conduct research and supply us with protein targets for drug design to expedite the discovery of new drug candidates designed to inhibit tissue factor/factor VIIa for our cardiovascular program.

Academic Alliances

The University of Alabama at Birmingham. We have had a close relationship with The University of Alabama at Birmingham (UAB), since our formation. Our Chairman and Chief Executive Officer, Dr. Charles E. Bugg, was the previous Director of the UAB Center for Macromolecular Crystallography, and our President, Chief Operating Officer and Medical Director, Dr. J. Claude Bennett, was the former President of UAB, the former Chairman of the Department of Medicine at UAB and a former Chairman of the Department of Microbiology at UAB. Several of our consultants are employed by UAB. UAB has a large X-ray crystallography center with approximately 110 full-time staff members and approximately $15 million in research grants and contract funding in 2003. Several of our early programs originated at UAB.

We currently have agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for us in return for research payments and license fees. UAB has granted us certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with us. We have agreed to pay royalties on sales of any resulting product and to share in future payments received from other third-party collaborators. We have completed the research under the UAB influenza agreement. We funded the research program under the complement inhibitors agreement through March 2002, which entitled us to an assignment of, or a right to an exclusive license for, any inhibitors of specified complement enzymes developed by UAB scientists during the period of support or for a one-year period thereafter. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by us upon three-months’ notice and by UAB under certain circumstances.

Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd, New Zealand. In June 2000, we licensed a series of potent inhibitors of purine nucleoside phosphorylase, or PNP, from Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd., New Zealand. The lead drug candidate from this collaboration is BCX-1777. We have the rights to develop and ultimately distribute this, or any other, drug candidate that might arise from research on these inhibitors. For example, in 2003 we obtained the rights to another compound from this series, BCX-4208, which is currently in preclinical development. We have agreed to pay certain milestone payments for future development of these inhibitors, pay certain royalties on sales of any resulting product, and to share in future payments received from other third-party collaborators, if any. We can terminate this agreement at any time by giving 60 days advance notice.

Emory University. In June 2000, we licensed intellectual property from Emory University related to the hepatitis C polymerase target associated with hepatitis C viral infections. Under the terms of the agreement, the research investigators from Emory provide us with materials and technical insight into the target. We have agreed to pay Emory royalties on sales of any resulting product and to share in future payments received from other third party collaborators, if any. We can terminate this agreement at any time by giving 90 days advance notice.

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

As of January 31, 2004, we have been issued 21 U.S. patents that expire between 2009 and 2021 and that relate to our PNP and neuraminidase inhibitor compounds. We have licensed four additional patents and two pending patents from Albert Einstein College of Medicine of Yeshiva University and one patent from Emory University. We have also filed patent applications for new processes to prepare certain PNP inhibitors. Additionally, we have 16 U.S. patent applications pending related to PNP, neuraminidase, RNA viral polymerase, paramyxovirus neuraminidase, and serine protease inhibitors. Our pending applications may not result in issued patents, and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially available.

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

Marketing and Sales

We currently plan to market, distribute and sell BCX-1777 in the U.S. for use in treatment of T-cell cancers. Although our general strategy is to rely on major marketing companies for worldwide commercialization of most products we may develop, we believe that we can manage the highly specialized oncology market for BCX-1777 within the U.S. Most patients with advanced T-cell malignancies in the U.S. are treated at major referral cancer centers, and we expect that many of these centers will be participating in our Phase II trials and will thus be familiar with BCX-1777 if it reaches the market. However, we lack experience in marketing, distributing and selling pharmaceutical products. Our general strategy is to rely on collaborators, licensees or arrangements with others to provide for the marketing, distribution and sales of products we may develop. We may not be able to establish and maintain acceptable commercial arrangements with collaborators, licensees or others to perform such activities.

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

We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP, hepatitis C, and tissue factor/factor VIIa.

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

Our Phase I trials are designed to determine safety in a small group of patients or healthy volunteers. We also assess tolerances and the metabolic and pharmacologic actions of our drug candidates at different doses. After we complete the initial trials, we conduct Phase II trials to assess safety and efficacy and establish the optimal dose in patients. If Phase II trials are successful, we or our licensees conduct Phase III trials to verify the results in a larger patient population. Phase III trials are required for FDA approval to market a drug. A Phase III trial may require hundreds or even thousands of patients and is the most expensive to conduct. The goal in Phase III is to collect enough safety and efficacy data to obtain FDA approval for treatment of a particular disease. For some clinical indications that are especially serious and for which there are no effective treatments, such as refractory cancers, conditional approval can be obtained following Phase II trials.

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

After completion of the clinical trials of a product, we or our licensees must submit a new drug application to the FDA for marketing approval before commercialization of the product. The FDA may not grant approval on a timely basis, if at all. The FDA, as a result of the Food and Drug Administration Modernization Act of 1997, has six months to review and act upon license applications for priority therapeutics that are for life-threatening or unmet medical needs. Standard reviews can take between one and two years, and can even take longer if significant questions arise during the review process. The FDA may withdraw any required approvals, once obtained.

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

Human Resources

As of February 27, 2004, we had 46 employees, of whom 35 were engaged in research and development and 11 were in general and administrative functions. Our scientific staff, 20 of whom hold Ph.D. or M.D. degrees, has diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, and medicinal chemistry. We consider our relations with our employees to be satisfactory.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol BCRX. The following table sets forth the low and high prices of our common stock as reported by Nasdaq for each quarter in 2003 and 2002:

	2003		2002
	Low	High	Low	High
First quarter	$.82	$2.00	$3.68	$6.10
Second quarter	1.23	4.51	.60	4.82
Third quarter	2.88	7.37	.71	1.53
Fourth quarter	6.00	9.41	.85	1.30

The last sale price of the common stock on February 27, 2004 as reported by Nasdaq was $6.87 per share.

As of March 3, 2004, there were approximately 338 holders of record of our common stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

	Years Ended December 31, (Dollars in thousands, except per share)
	2003	2002	2001	2000	1999
Statement of Operations Data:
Total revenues (See attached financial statements and notes)	$1,634	$1,774	$11,158	$7,661	$5,329
Research and development expenses	11,522	15,473	13,091	9,590	7,683
Loss before cumulative effect of change in accounting principle	(12,700)	(16,929)	(4,986)	(5,490)	(5,298)
Cumulative effect of change in accounting principle	0	0	0	(6,088)	0
Net loss	$(12,700)	$(16,929)	$(4,986)	$(11,578)	$(5,298)
Amounts per common share:
Loss before cumulative effect of change in accounting principle	$(.72)	$(.96)	$(.28)	$(.31)	$(.34)
Cumulative effect of change in accounting principle	.00	.00	.00	(.35)	.00
Net loss per share	$(.72)	$(.96)	$(.28)	$(.66)	$(.34)
Weighted average shares outstanding (in thousands)	17,703	17,643	17,560	17,467	15,380

	December 31, (Dollars in thousands)
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash, cash equivalents and securities	$25,732	$36,163	$52,941	$65,583	$70,047
Total assets	30,096	41,300	59,096	70,826	73,387
Accumulated deficit	(104,660)	(91,960)	(75,031)	(70,045)	(58,467)
Total stockholders’ equity	28,447	40,128	56,814	61,481	71,403

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

Our revenues have generally been limited to license fees, milestone payments, interest income, and collaboration research and development fees. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). Research and development revenue on cost-reimbursement agreements is recognized as expenses are incurred, up to contractual limits. Research and development fees, license fees and milestone payments are recognized as revenue when the earnings process is complete, the Company has no further continuing performance obligations and has completed its performance under the terms of the agreement, in accordance with SAB No. 104. License fees and milestone payments received under licensing agreements that are related to future performance are deferred and taken into income as earned over the estimated drug development period. The Company has not received any revenues or royalties from the sale of licensed pharmaceutical products. It could be several years, if ever, before we will recognize significant revenue from royalties received pursuant to our license agreements or revenue directly from product sales. Future revenues, if any, are likely to fluctuate substantially from quarter to quarter.

We have incurred operating losses since our inception. Our accumulated deficit at December 31, 2003 was $104.7 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2003, we spent 34.1% of our research and development expenses on contract research and development, including:

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

Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002

Collaborative and other research and development revenues increased in 2003 to $653,000 compared to $0 in the same period last year, primarily due to a payment from 3-Dimensional Pharmaceuticals Inc. (3DP), a wholly-owned subsidiary of Johnson & Johnson, for certain rights related to complement system inhibitors discovered during the term of our collaborative research agreement. In addition, our revenues include $153,000 from the National Institutes of Health related to the $300,000 first year grant received during 2003 for our hepatitis C inhibitor program. Interest income for 2003 was $980,000, a 44.8% decrease compared to $1,775,000 in 2002. This decrease was due to a reduction in cash and a lower interest rate environment in 2003.

Research and development expenses decreased 25.5% to $11,522,000 for 2003 from $15,473,000 in 2002. The decrease in expenses during 2003 was primarily due to the costs incurred by BioCryst during 2002 to complete a Phase III clinical trial for peramivir, a drug candidate that was discontinued in June 2002. In addition, personnel costs were 34% lower during 2003 as a result of the reduction in our staff following the termination of the peramivir program.

General and administrative expenses decreased slightly to $2,812,000 in 2003 from $2,856,000 in 2002. In addition, as a result of the termination of the peramivir program effective June 25, 2002, we recorded a non-cash impairment loss of $373,900 in 2002 related to the influenza patents. There were no impairment charges recorded in 2003.

The net loss for the year ended December 31, 2003 was $12,700,000, or $0.72 per share, compared to a net loss of $16,929,000, or $0.96 per share in 2002.

Year Ended December 31, 2002 Compared with the Year Ended December 31, 2001

Collaborative and other research and development revenue decreased 100.0% to $0 in 2002 from $7,736,976 in 2001, primarily due to a change in accounting estimate following Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil) and The R.W. Johnson Pharmaceutical Research Institute’s (RWJPRI) notice of termination of the worldwide license agreement with us to develop and market products to treat and prevent viral influenza. As a result of this termination, we recognized all remaining deferred revenues and expenses related to this agreement during the second and third quarters of 2001. Interest and other income decreased 48.1% to $1,774,524 in 2002 from $3,420,658 in 2001, primarily due to a reduction in cash from the funding of operations and a lower interest rate environment in 2002.

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

On August 5, 2002, at the request of Dr. Charles E. Bugg, our Chairman and Chief Executive Officer and Dr. J. Claude Bennett, our President, Chief Operating Officer and Medical Director, our Compensation Committee and board of directors approved a 25% reduction in their salaries, effective August 1, 2002. On December 8, 2003, the Compensation Committee and board of directors restored their salaries to the full amount in effect prior to August 1, 2002. This change became effective on January 1, 2004. In the event of any change of control of the Company, any cumulative salary reductions during the period from August 1, 2002 through December 31, 2003 would become due and payable to them. The aggregate monthly amount of the reduction was $14,677.

On October 24, 2003, our compensation committee voted to pay Dr. Charles E. Bugg, our Chairman and Chief Executive Officer, $484,500 as consideration for the cancellation of options held by Dr. Bugg to purchase 170,000 shares of our common stock. The expiration date of the options was November 18, 2003, and the exercise price of the options was $6.00 per share.

The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within three years. The Company has not realized any losses from such investments. In addition, at December 31, 2003, approximately $4.4 million was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured. At December 31, 2003, our cash, cash equivalents and securities held-to-maturity were $25.7 million, a decrease of $10.4 million from December 31, 2002, principally due to the funding of current operations. We raised an additional $21.3 million of capital during February 2004 through a registered offering of our common stock to selected institutional investors.

We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank, secured by a pledge of $600,000 in marketable securities. There was nothing drawn against this line as of December 31, 2003. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2010 and a one-time option to terminate the lease on June 30, 2008 for a termination fee of approximately $124,000. The lease, as amended effective July 1, 2001 for an additional 7,200 square feet, requires us to pay monthly rent starting at $33,145 per month in July 2001 and escalating annually to a minimum of $47,437 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have deposited a U.S. Treasury security in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount is currently $390,000, which will be decreased by $65,000 annually throughout the term of the lease.

In February 2002, we completed a renovation for approximately $2.6 million to add two chemistry laboratories and purchase additional equipment. Currently, there are no plans for additional renovations.

As a result of the reduction in our staff during July 2002, we have approximately 14,000 square feet of excess space, which is currently being subleased.

At December 31, 2003, we had long-term operating lease obligations, which provide for aggregate minimum payments of $594,897 in 2004, $605,139 in 2005 and $573,031 in 2006. These obligations include the future rental of our operating facility.

We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	payments under collaborative and licensing agreements with corporate partners; and

•	lease or loan financing and future public or private financing.

We believe that our available funds will be sufficient to fund our operations at least through 2004. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

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

In 2003, our operations consumed approximately $1,000,000 per month, but we expect that our monthly cash used by operations will continue to increase for the next several years. During 2004, we plan to both expand our existing clinical programs and initiate clinical programs for several new disease indications. These additional trials and the related manufacturing, personnel resources and testing required to support these studies will consume significant capital resources and significantly increase our expenses and our net loss. As of December 31, 2003, we had $25.7 million in cash, cash equivalents and securities. We raised an additional $21.4 million of capital during February 2004 to provide the resources necessary to continue the development of our existing programs, while prudently maintaining our cash position. We expect our monthly burn rate to increase to approximately $2 million by mid-2004, as we get our Phase II trial underway for T-cell leukemia patients. This monthly burn rate could increase more as the year progresses and in future years depending on many factors, including our ability to raise additional capital, the progress of our BCX-1777 clinical trials for both T-cell leukemia and CTCL, our ability to move BCX-4208 through the preclinical testing required to file an IND and begin clinical trials, and the progression of our discovery programs.

We will be required to raise additional capital to complete the development and commercialization of our current product candidates. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale-back or eliminate certain of our research and development programs.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any material unconsolidated SPE or off-balance sheet arrangements.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2003. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating Lease Obligations	$3,692,005	$594,897	$1,706,920	$1,390,188	$0
Purchase Obligations	1,687,853	487,853	600,000	600,000	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP	300,000	0	0	0	300,000
Total	$5,679,858	$1,082,750	$2,306,920	$1,990,188	$300,000

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). Research and development revenue on cost-reimbursement agreements is recognized as expenses are incurred, up to contractual limits. Research and development fees, license fees and milestone payments are recognized as revenue when the earnings process is complete, the Company has no further continuing performance obligations and has completed its performance under the terms of the agreement, in accordance with SAB No. 104. License fees and milestone payments received under licensing agreements that are related to future performance are deferred and taken into income as earned over the estimated drug development period. Recognized revenues and profit are subject to revisions as these contracts or agreements progress to completion. Revisions to revenue or profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Risk Factors

An investment in our stock involves a high degree of risk. You should consider carefully the following risks, along with all of the other information included in our other filings with the Securities and Exchange Commission, before deciding to buy our common stock. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, make our financial results poorer and/or decrease our financial strength, and may cause our stock price to decline. In that case, you may lose all or a part of your investment in our common stock.

Risks Relating to Our Business

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses and may never be profitable

Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of December 31, 2003, our accumulated deficit was approximately $104.7 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. We or these other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties from any future license agreements or revenues directly from product sales.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

To date, we have financed our operations primarily from sale of our equity securities and, to a lesser extent, revenues from collaborations and interest. In 2003, our operations consumed approximately $1,000,000 per month, but we expect that our monthly cash used by operations will continue to increase for the next several years. During 2004, we plan to both expand our existing clinical programs and initiate clinical programs for several new disease indications. These additional trials and the related manufacturing, personnel resources and testing required to support these studies will consume significant capital resources and significantly increase our expenses and our net loss.

As of December 31, 2003, we had $25.7 million in cash, cash equivalents and securities. We raised an additional $21.4 million of capital during February 2004 to provide the resources necessary to continue the development of our existing programs, while prudently maintaining our cash position. We expect our monthly burn rate to increase to approximately $2 million by mid-2004, as we get our Phase II trial underway for T-cell leukemia patients. This monthly burn rate could increase more as the year progresses and in future years depending on many factors including, our ability to raise additional capital, the progress of our BCX-1777 clinical trials for both T-cell leukemia and CTCL, our ability to move BCX-4208 through the preclinical testing required to file an IND and begin clinical trials, and the progression of our discovery programs. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	the progress of our research, drug discovery and development programs;

•	changes in existing collaborative relationships;

•	our ability to establish additional collaborative relationships;

•	the magnitude of our research and development programs;

•	the scope and results of preclinical studies and clinical trials to identify drug candidates;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	our dependence on others for development and commercialization of our product candidates; and

•	successful commercialization of our products consistent with our licensing strategy.

We will be required to raise additional capital to complete the development and commercialization of our current product candidates. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners.

Insufficient funds may require us to delay, scale-back or eliminate certain of our research and development programs.

We have not commercialized any products or technologies and our future revenue generation is uncertain

We have not yet commercialized any products or technologies, and we may never be able to do so. Our revenue from collaborative agreements is dependent upon the status of our preclinical and clinical programs. If we fail to advance these programs to the point of being able to enter into successful collaborations, we will not receive any future milestone or other collaborative payments.

Any future revenue directly from product sales would depend on our ability to successfully complete clinical studies, obtain regulatory approvals, manufacture, market and commercialize any approved drugs.

If our development collaborations with other parties fail, the development of our drug candidates will be delayed or stopped

We rely heavily upon other parties for many important stages of our drug development programs, including:

•	discovery of proteins that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	license or design enzyme inhibitors for development as drug candidates;

•	execution of some preclinical studies and late-stage development for our compounds and drug candidates;

•	management of our clinical trials, including medical monitoring and data management;

•	management of our regulatory function; and

•	manufacturing, sales, marketing and distribution of our drug candidates.

Our failure to engage in successful collaborations at any one of these stages would greatly impact our business. If we do not license enzyme targets or inhibitors from academic institutions or from other biotechnology companies on acceptable terms, our product development efforts would suffer. Similarly, if the contract research organizations that conduct our initial or late-stage clinical trials or manage our regulatory function breached their obligations to us, this would delay or prevent the development of our drug candidates.

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

We may be unable to establish sales, marketing and distribution capabilities necessary to successfully commercialize products we may successfully develop

We currently have no marketing capability and no direct or third-party sales or distribution capabilities. If we successfully develop a drug candidate and decide to commercialize it ourselves rather than relying on third parties, as we currently intend to do in the United States for BCX-1777, we may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for that product.

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

We face intense competition, and if we are unable to compete effectively, the demand for our products, if any, may be reduced

The biotechnology and pharmaceutical industries are highly competitive and subject to rapid and substantial technological change. We face, and will continue to face, competition in the licensing of desirable disease targets, licensing of desirable drug candidates, and development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Competition may also arise from, among other things:

•	other drug development technologies;

•	methods of preventing or reducing the incidence of disease, including vaccines; and

•	new small molecule or other classes of therapeutic agents.

Developments by others may render our product candidates or technologies obsolete or noncompetitive.

We are performing research on or developing products for the treatment of several disorders including T-cell mediated disorders (T-cell cancers, psoriasis, and rheumatoid arthritis), cardiovascular, oncology, and hepatitis C, and there are a number of competitors to products in our research pipeline. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

Compared to us, many of our competitors and potential competitors have substantially greater:

•	capital resources;

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	preclinical study and clinical testing experience;

•	manufacturing and marketing experience; and

•	production facilities.

Any of these competitive factors could reduce demand for our products.

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

If users of our drug products are not reimbursed for use, future sales of our drug products will decline

The lack of reimbursement for the use of our product candidates by hospitals, clinics, patients or doctors will harm our business. Medicare, Medicaid, health maintenance organizations and other third-party payers may not authorize or otherwise budget for the reimbursement of our products. Governmental and third-party payers are increasingly challenging the prices charged for medical products and services. We cannot be sure that third-party payers would view our product candidates as cost-effective, that reimbursement will be available to consumers or that reimbursement will be sufficient to allow our product candidates to be marketed on a competitive basis. Changes in reimbursement policies, or attempts to contain costs in the health care industry could limit or restrict reimbursement for our product candidates and would materially and adversely affect our business, because future product sales would decline and we would receive less product or royalty revenue.

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

Risks Relating to Our Common Stock

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2003, the 52-week range of the market price of our stock was from $0.82 to $9.41 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholder decisions

As of February 27, 2004, our directors, executive officers and some principal stockholders and their affiliates beneficially owned approximately 42.7% (directors and officers owned 23.8%) of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

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

In June 2002, our board of directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights (“Rights”) to the holders of our common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons who acquires more than 15% (19.9% for William W. Featheringill, a Director who currently owns more than 13%, but owned more than 15% at the time the Rights were put in place) of our common stock on terms not approved by the board of directors.

We have never paid dividends on our common stock and do not anticipate doing so in the foreseeable future

We have never paid cash dividends on our stock. We currently intend to retain all future earnings, if any, for use in the operation of our business. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Information Regarding Forward-Looking Statements

This discussion contains forward-looking statements, which are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, as well as any amendments we make to those sections in filings with the SEC.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Also, these forward-looking statements represent our estimates and assumptions only as of the date of this document.

You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing our risk. We invest excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limit the amount of credit exposure at any one institution. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALANCE SHEETS

	December 31,
	2003	2002
Assets
Cash and cash equivalents	$11,940,958	$13,824,289
Securities held-to-maturity	8,087,124	10,624,518
Prepaid expenses and other current assets	675,907	482,620
Total current assets	20,703,989	24,931,427
Securities held-to-maturity	5,704,399	11,714,151
Furniture and equipment, net	3,507,705	4,557,287
Patents and licenses, less accumulated amortization of $202 in 2003 and $201 in 2002	179,461	97,523
Total assets	$30,095,554	$41,300,388

Liabilities and Stockholders’ Equity
Accounts payable	$640,349	$256,038
Accrued expenses	467,690	443,524
Accrued vacation	240,372	173,015
Total current liabilities	1,348,411	872,577
Deferred revenue	300,000	300,000
Stockholders’ equity:
Preferred stock: shares authorized — 5,000,000
Series A Convertible Preferred stock, $.01 par value;
shares authorized — 1,800,000; shares issued and
outstanding — none
Series B Junior Participating Preferred stock, $.001 par
value; shares authorized — 21,500; shares issued
and outstanding — none

Common stock, $.01 par value; shares authorized — 45,000,000; shares issued and outstanding — 17,871,289 — 2003; 17,657,097 — 2002	178,713	176,571
Additional paid-in capital	132,928,208	131,910,935
Accumulated deficit	(104,659,778)	(91,959,695)
Total stockholders’ equity	28,447,143	40,127,811
Total liabilities and stockholders’ equity	$30,095,554	$41,300,388

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
Revenues:
Collaborative and other research and development	$653,255	$0	$7,736,976
Interest and other	980,249	1,774,524	3,420,658
Total revenues	1,633,504	1,774,524	11,157,634

Expenses:
Research and development	11,521,982	15,473,491	13,091,057
General and administrative	2,811,605	2,855,804	2,608,392
Impairment of patents and licenses	0	373,900	0
Royalty expense	0	0	443,697
Interest	0	0	464
Total expenses	14,333,587	18,703,195	16,143,610
Net loss	$(12,700,083)	$(16,928,671)	$(4,985,976)

Net loss per common share	$(.72)	$(.96)	$(.28)

Weighted average shares outstanding	17,703,441	17,642,746	17,560,143

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stock- Holders’ Equity
Balance at December 31, 2000	$175,368	$131,350,338	$(70,045,048)	$61,480,658
Exercise of stock options, 46,027 shares, net	461	101,907		102,368
Employee stock purchase plan sales, 24,122 shares	241	93,131		93,372
Compensation cost		123,289		123,289
Net loss			(4,985,976)	(4,985,976)
Balance at December 31, 2001	176,070	131,668,665	(75,031,024)	56,813,711
Employee stock purchase plan sales, 50,127 shares	501	122,080		122,581
Compensation cost		120,190		120,190
Net loss			(16,928,671)	(16,928,671)
Balance at December 31, 2002	176,571	131,910,935	(91,959,695)	40,127,811
Exercise of stock options, 186,228 shares, net	1,862	877,198		879,060
Employee stock purchase plan sales, 27,964 shares	280	20,399		20,679
Compensation cost		119,676		119,676
Net loss			(12,700,083)	(12,700,083)
Balance at December 31, 2003	$178,713	$132,928,208	$(104,659,778)	$28,447,143

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(12,700,083)	$(16,928,671)	$(4,985,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,101,311	1,246,417	1,046,037
Impairment of patents and licenses	0	373,900	0
Amortization of patents and licenses	202	201	3,398
Non-monetary compensation cost	119,676	120,190	123,289
Deferred expense	0	0	443,698
Deferred revenue	0	0	(7,736,976)
Changes in operating assets and liabilities: Prepaid expenses and other current assets	(193,287)	(66,065)	264,077
Accounts payable	384,311	(361,548)	(186,513)
Accrued expenses	24,166	(688,769)	803,200
Accrued vacation	67,357	(59,710)	67,280
Net cash used in operating activities	(11,196,347)	(16,364,055)	(10,158,486)

Investing activities:
Purchases of furniture and equipment	(51,729)	(407,880)	(2,604,379)
Purchases of patents and licenses	(82,140)	(128,599)	(65,438)
Purchase of marketable securities	(11,573,960)	(8,085,173)	(26,433,622)
Maturities of marketable securities	20,121,106	19,822,089	49,485,497
Net cash provided by investing activities	8,413,277	11,200,437	20,382,058

Financing activities:
Principal payments of debt and capital lease obligations	0	0	(9,788)
Exercise of stock options	879,060	0	102,368
Employee stock purchase plan stock sales	20,679	122,581	93,372
Net cash provided by financing activities	899,739	122,581	185,952

(Decrease) increase in cash and cash equivalents	(1,883,331)	(5,041,037)	10,409,524
Cash and equivalents at beginning of year	13,824,289	18,865,326	8,455,802
Cash and cash equivalents at end of year	$11,940,958	$13,824,289	$18,865,326

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Accounting Policies

The Company

BioCryst Pharmaceuticals, Inc., a Delaware corporation (the “Company”), is a biotechnology company focused on designing, optimizing and developing novel small molecule drugs that block key enzymes essential for cancer, cardiovascular and autoimmune diseases and viral infections. The Company has four research projects in different stages of development from early discovery to an ongoing Phase I trial of the Company’s most advanced drug candidate, BCX-1777. While the prospects for a project may increase as the project advances to the next stage of development, a project can be terminated at any stage of development. Until the Company generates revenues from either a research project or an approved product, its ability to continue research projects is dependent upon its ability to raise funds.

Securities Held-to-Maturity

The Company is required to classify debt and equity securities as held-to-maturity, available-for-sale or trading. The appropriateness of each classification is reassessed at each reporting date. As of December 31, 2003 and 2002, the Company classified all debt and equity securities as held-to-maturity. The only dispositions of securities classified as held-to-maturity related to actual maturities or securities called prior to their maturity. At December 31, 2003 and 2002, respectively, securities held-to-maturity consisted of $13,791,523 and $22,338,669 of U.S. Treasury and Agency securities carried at amortized cost. All of the non-current portions of securities held-to-maturity are U.S. Agency securities that mature in 2004-2006. The estimated fair value of all held-to-maturity securities at December 31, 2003 and 2002, respectively, was approximately $13,879,086 and $22,640,061. The Company has pledged $600,000 in securities to cover any future draw against its line of credit (see Note 5) and has deposited a U.S. Treasury security of $390,000 in escrow for the payment of rent and performance of other obligations specified in its lease dated July 12, 2000 (see Note 5). The amount deposited in escrow for the lease decreases $65,000 annually throughout the term of the lease.

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

NOTES TO FINANCIAL STATEMENTS (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). Research and development revenue on cost-reimbursement agreements is recognized as expenses are incurred, up to contractual limits. Research and development fees, license fees and milestone payments are recognized as revenue when the earnings process is complete, the Company has no further continuing performance obligations and has completed its performance under the terms of the agreement, in accordance with SAB No. 104. License fees and milestone payments received under licensing agreements that are related to future performance are deferred and taken into income as earned over the estimated drug development period. Recognized revenues and profit are subject to revisions as these contracts or agreements progress to completion. Revisions to revenue or profit estimates are charged to income in the period in which the facts that give rise to the revision became known. The Company has not received any royalties from the sale of licensed pharmaceutical products.

Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share includes common equivalent shares from unexercised stock options and shares expected to be issued under the Company’s employee stock purchase plan. For all periods presented, diluted loss per share does not include the impact of potential common shares outstanding, as the impact of those shares is anti-dilutive.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers cash equivalents to be all cash held in money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase.

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, the Company’s stock option and employee stock purchase plans qualify as noncompensatory plans. Under Financial Accounting Standards Board Interpretation 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB No. 25, outside directors are considered employees for purposes of applying APB No. 25, if they are elected by the shareholders. Consequently, no compensation expense for employees and directors is recognized. Stock issued to non-employees is compensatory and compensation expense is recognized under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) as amended by Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure (“Statement No. 148”).

The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement No. 123 for the years ended December 31, 2003, 2002 and 2001. See Note 7 for the assumptions used to compute the pro forma amounts.

	2003	2002	2001
Net loss as reported	$(12,700,083)	$(16,928,671)	$(4,985,976)
Deduct total stock-based employee compensation expense determined under Statement No. 123	(624,699)	(1,730,496)	(2,671,127)
Pro forma net loss	$(13,324,782)	$(18,659,167)	$(7,657,103)

NOTES TO FINANCIAL STATEMENTS (Continued)

	2003	2002	2001

Amounts per common share:
Net loss per share, as reported	$(.72)	$(.96)	$(.28)
Pro forma net loss per share	$(.75)	$(1.06)	$(.44)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note 2 — Furniture and Equipment

Furniture and equipment consisted of the following at December 31:

	2003	2002
Furniture and fixtures	$330,677	$330,677
Office equipment	567,141	561,011
Software	490,037	490,037
Laboratory equipment	3,368,185	3,335,835
Leased equipment	62,712	62,712
Leasehold improvements	4,646,900	4,633,651
	9,465,652	9,413,923
Less accumulated depreciation and amortization	(5,957,947)	(4,856,636)
Furniture and equipment, net	$3,507,705	$4,557,287

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Note 3 — Concentration of Credit and Market Risk

The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes and, by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within less than three years. The Company has not realized any losses from such investments. At December 31, 2003, $4,375,949 was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured.

Note 4 — Accrued Expenses

Accrued expenses were comprised of the following at December 31:

	2003	2002
Accrued clinical trials	$355,957	$300,525
Stock purchase plan withholdings	49,195	28,023
Accrued other	62,538	114,976
Accrued expenses	$467,690	$443,524

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5 — Lease Obligations and Other Contingencies

The Company had an unused line of credit of $500,000 at December 31, 2003.

The Company has the following lease obligations at December 31, 2003:

Operating Leases
2004	$594,897
2005	605,139
2006	573,031
2007	528,750
2008	544,614
Thereafter	845,574
Total minimum payments	$3,692,005

Rent expense for operating leases was $603,996, $651,506 and $484,227 in 2003, 2002 and 2001, respectively. The commitment for operating leases is primarily related to the building lease, which expires in June 2010. The lease, as amended effective July 1, 2001 for additional space, requires monthly rents of $33,145 beginning in July 2001 and escalating annually to a minimum of $47,437 per month in the final year. The Company has an option to renew the lease for an additional five years at the current market rate on the date of termination and a one-time option to terminate the lease on June 30, 2008, subject to a reasonable termination fee.

On August 5, 2002, at the request of the compensation committee, our Board of Directors approved a reduction in salary of 25% for both Dr. Charles E. Bugg, Chairman and Chief Executive Officer and Dr. J. Claude Bennett, President, Chief Operating Officer and Medical Director, effective August 1, 2002. In the event of any change of control of the Company, any cumulative salary reductions up to the date of the change of control would become due and payable. The monthly amount of the reduction was $14,677 combined. On December 8, 2003, the Board of Directors approved the recommendation of the compensation committee to restore their salaries to their previous amounts effective January 1, 2004, leaving the cumulative reduction of $249,509 outstanding in the event of a change in control.

Note 6 — Income Taxes

The Company has not had taxable income since incorporation and, therefore, has not paid any income tax. Deferred tax assets of approximately $46,600,000 and $45,750,000 at December 31, 2003 and 2002, respectively, have been recognized principally for the net operating loss and research and development credit carryforwards, and have been reduced by a valuation allowance of $51,800,000 and $45,750,000 at December 31, 2003 and 2002, respectively. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized.

At December 31, 2003, the Company had net operating loss and research and development credit carryforwards (“Carryforward Tax Benefits”) of approximately $95,300,000 and $9,900,000, respectively, which will expire at various dates beginning in 2005 and continuing through 2023. Use of the Carryforward Tax Benefits will be subject to a substantial annual limitation due to the change of ownership provisions of the Tax Reform Act of 1986. The annual limitation is expected to result in the expiration of a portion of Carryforward Tax Benefits before utilization, which has been considered by the Company in its computations under Statement No. 109. Additional sales of the Company’s equity securities may result in further annual limitations on the use of the Carryforward Tax Benefits against taxable income in future years.

Note 7 — Stockholders’ Equity

In June 2002, the Board of Directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights (“Rights”) to the holders of our common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons who

NOTES TO FINANCIAL STATEMENTS (Continued)

acquires more than 15% (19.9% for William W. Featheringill, a Director who currently owns more than 13%, but owned more than 15% at the time the Rights were put in place) of the Company’s common stock on terms not approved by the Board of Directors. The rights are not exercisable until the distribution date, as defined in the Rights Agreement by and between the Company and American Stock Transfer & Trust Company, as Rights Agent. The Rights will expire at the close of business on June 24, 2012, unless that final expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company.

Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock (“Series B”), par value $0.001 per share, at a purchase price of $26.00, subject to adjustment. Shares of Series B purchasable upon exercise of the Rights will not be redeemable. Each share of Series B will be entitled to a dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, each share of Series B will be entitled to a payment of 1,000 times the payment made per share of common stock. Each share of Series B will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation, or other transaction in which shares of common stock are exchanged, each share of Series B will be entitled to receive 1,000 times the amount received per share of common stock.

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

NOTES TO FINANCIAL STATEMENTS (Continued)

The following is an analysis of stock options for the three years ended December 31, 2003:

	Options Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2000	1,045,314	2,620,992	$10.30
Options granted	(522,600)	522,600	4.55
Options exercised		(61,327)	2.82
Options canceled	60,992	(60,992)	11.55
Balance December 31, 2001	583,706	3,021,273	9.43
Options granted	(443,735)	443,735	1.44
Options canceled	466,523	(466,523)	8.14
Balance December 31, 2002	606,494	2,998,485	8.45
Options granted	(546,000)	546,000	1.27
Options exercised		(186,228)	4.72
Options canceled	440,325	(440,325)	8.83
Balance December 31, 2003	500,819	2,917,932	7.29

There were 1,979,152, 2,214,954 and 1,986,560 options exercisable at December 31, 2003, 2002 and 2001, respectively. The weighted-average exercise price for options exercisable was $9.71, $9.67 and $9.69 at December 31, 2003, 2002 and 2001, respectively.

The following table summarizes, at December 31, 2003, by price range: (1) for options outstanding, the number of options outstanding, their weighted-average remaining life and their weighted-average exercise price; and (2) for options exercisable, the number of options exercisable and their weighted-average exercise price:

	Outstanding			Exercisable
Range	Number	Life	Price	Number	Price
$ 0 to $ 3	809,166	9.0	$1.10	83,536	$1.14
3 to 6	468,390	5.1	4.08	357,839	4.22
6 to 9	1,026,968	4.9	7.39	927,710	7.35
9 to 12	12,189	3.8	9.67	11,243	9.64
12 to 15	280,685	3.3	14.14	280,685	14.14
15 to 18	93,894	3.0	16.38	93,894	16.38
21 to 24	207,020	6.0	22.84	206,602	22.83
24 to 30	19,620	6.4	26.83	17,643	26.82
0 to 30	2,917,932	5.9	7.29	1,979,152	9.71

As of December 31, 2003, there were an aggregate of 3,601,747 shares reserved for future issuance under both the Plan and the Employee Stock Purchase Plan (“ESPP”) discussed in Note 8.

The Company follows APB No. 25 in accounting for both the Plan and the ESPP and, accordingly, does not recognize any compensation cost related to options granted to employees or non-employee Directors. The Company has adopted the disclosure requirements of Statement No. 123, as amended by Statement No. 148. Since Statement No. 123 is only applied to options granted after 1994, the pro forma disclosure should not necessarily be considered indicative of future pro forma results when the full four-year vesting (the period in which the compensation cost is recognized) is included in the disclosure in 2002. The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing method with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: no dividends; expected volatility of 104.4, 104.4 and 92.5 percent; risk-free interest rate of 3.0, 3.6 and 4.6 percent; and expected lives of five years. The weighted-average grant-date fair values of options granted during 2003 under the Plan and ESPP were $2.12 and $0.39, respectively. The compensation cost recorded for options issued to non-employee consultants was $119,676, $120,190 and $123,289 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8 — Employee Benefit Plans

On January 1, 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $158,425, $217,097 and $216,897 in 2003, 2002 and 2001, respectively.

On May 29, 1995, the stockholders approved an employee stock purchase plan (“ESPP”) effective February 1, 1995. On May 15, 2002, the stockholders approved an amendment to the ESPP to reserve an additional 200,000 shares and eliminate the January 2005 termination date. The Company has reserved a total of 400,000 shares of common stock under the ESPP, of which 182,996 shares remain available for purchase at December 31, 2003. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during the six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. There were 27,964, 50,127 and 24,122 shares of common stock purchased under the ESPP in 2003, 2002 and 2001, respectively, at a weighted average price per share of $0.74, $2.45 and $3.87, respectively.

Note 9 — Collaborative and Other Research and Development Contracts

The Company granted Novartis Corporation, formerly Ciba-Geigy Corporation (“Novartis”), an option in 1990 to acquire exclusive licenses to a class of inhibitors arising from research performed by the Company by February 1991. The option was exercised and a $500,000 fee was paid to the Company in 1993. Milestone payments are due upon approval of a new drug application. The Company will also receive royalties based upon a percentage of sales of any resultant products. Up to $300,000 of the initial fee received is refundable if sales of any resultant products are below specified levels and has been recorded as deferred revenue. This agreement has been inactive for several years.

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

On December 23, 2003, the Company transferred to 3-Dimensional Pharmaceuticals, Inc. (3DP), a wholly owned subsidiary of Johnson & Johnson, certain rights related to complement system inhibitors discovered during our collaborative research agreement with 3DP, which was terminated by BioCryst on October 18, 2003. BioCryst received an initial payment from 3DP, and will receive royalties on any future sales of complement inhibitors covered under the assignment.

In April 1999, the Company entered into an agreement with Sunol Molecular Corporation. This agreement requires Sunol to conduct research and supply the Company with protein targets for drug design to expedite the discovery of new drug candidates designed to inhibit tissue factor/factor VIIa for the Company’s cardiovascular program.

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

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Note 10 — Subsequent Events

On February 4, 2004, Registrant entered into a Placement Agency Agreement with Leerink Swann & Company in connection with a registered direct offering of 3,571,667 shares of its common stock at an offering price of $6.00 per share. The common stock was issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended, the Securities Act, in connection with a shelf takedown from the Company’s registration statement on Form S-3 (333-111226), filed on December 16, 2003 and which became effective on January 5, 2004.

On February 17, 2004, Registrant entered into a Stock Purchase Agreement with Caduceus Private Investments II, LP, Caduceus Private Investments II (QP), LP and UBS Juniper Crossover Fund, L.L.C. As part of this agreement, Registrant has granted these investors the right to appoint a member to its board of directors effective as of the closing of the offering. On February 18, 2004, the Company announced it had completed a $21.4 million registered direct offering of 3,571,667 shares of its common stock to a group of institutional investors.

Note 11 — Recent Accounting Pronouncements

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an Amendment of FASB Statements No. 87, 88, and 106”. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans to provide more information about pension plan assets, obligations, benefit payments, contributions and net benefit cost. This statement retains the disclosures required by the originally issued Statement 132 and requires further disclosures, including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. SFAS No. 132 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003, except for disclosure of information about foreign plans and disclosure of estimated future benefit payments, which are effective for fiscal years ending after June 15, 2004. The adoption of this statement had no impact on the Company’s financial statement disclosures.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for classifying and measuring as liabilities certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The statement defines an obligation as “a conditional or unconditional duty or responsibility on the part of the issuer to transfer assets or to issue its equity shares.” SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” in order to provide for more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

NOTES TO FINANCIAL STATEMENTS (Continued)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” (revised December 2003), an interpretation of Accounting Research Bulletin 51, “Consolidation of Financial Statements,” which addresses consolidation of variable interest entities (“VIE”) by business enterprises. This statement is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. For all other types of entities, application is required in financial statements for periods ending after March 15, 2004. The Company believes that the adoption of FIN No. 46 has no impact on the results of operations or financial position.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). This interpretation modifies the accounting treatment for certain guarantees and is effective for all guarantees issued or modified after December 31, 2002. The new disclosure rules are effective for interim or annual periods ending after December 15, 2002. The Company did not experience a material impact on its financial position, results of operations or cash flows as a result of adopting this accounting standard.

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

Note 12 — Quarterly Financial Information (Unaudited) (In thousands, except per share)

	First	Second	Third	Fourth
2003 Quarters
Revenues	$308	$266	$222	$838
Net loss	(2,788)	(3,252)	(3,409)	(3,250)
Net loss per share	(.16)	(.18)	(.19)	(.18)
2002 Quarters
Revenues	$539	$461	$412	$363
Net loss	(5,616)	(5,161)	(3,415)	(2,736)
Net loss per share	(.32)	(.29)	(.19)	(.15)

Net loss and net loss per share for the years 2003 and 2002 differed from the total of the individual quarters due to rounding.

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors
BioCryst Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCryst Pharmaceuticals, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG

Birmingham, Alabama
January 23, 2004, except for Note 10, as to which the date is
February 18, 2004

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Position(s) with the Company
Charles E. Bugg, Ph.D.	62	Chairman, Chief Executive Officer and Director
J. Claude Bennett, M.D.	70	President, Chief Operating Officer, Medical Director and Director
Michael A. Darwin	42	Chief Financial Officer, Secretary and Treasurer
William W. Featheringill (1)(2)	61	Director
Edwin A. Gee, Ph.D. (1)(2)	84	Director
Carl L. Gordon, CFA, Ph.D. (4)	39	Director
Zola P. Horovitz, Ph.D.	69	Director
John A. Montgomery, Ph.D. (3)	79	Director
Joseph H. Sherrill, Jr.	63	Director
William M. Spencer, III (1)(2)	83	Director
Randolph C. Steer, M.D., Ph.D.	54	Director

(1)	Member of the Compensation Committee (“Compensation Committee”).

(2)	Member of the Audit Committee (“Audit Committee”).

(3)	John A. Montgomery held the positions of Senior Vice President, Secretary and Chief Scientific Officer until his retirement effective January 31, 2002. He will continue to serve as a Director until the 2004 Annual Meeting.

(4)	Carl L. Gordon was elected to the Board on March 8, 2004, effective as of February 18, 2004 in connection with the Stock Purchase Agreement with OrbiMed Advisors, LLC.

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

J. Claude Bennett, M.D., was named President and Chief Operating Officer in December 1996 and elected a Director in January 1997. Since 2001, Dr. Bennett has also served as the Medical Director. Prior to joining the Company, Dr. Bennett was President of The University of Alabama at Birmingham (“UAB”) from October 1993 to December 1996 and Professor and Chairman of the Department of Medicine of UAB from January 1982 to October 1993. Dr. Bennett served on the Company’s Scientific Advisory Board from 1989-96. He is a former co-editor of the Cecil Textbook of Medicine and former President of the Association of American Physicians. He is the immediate past chair of the Scientific Advisory Committee of the Massachusetts General Hospital, a member of the Scientific Advisory Boards of Zycogen, LLC and Aptamera, Inc., and continues to hold the position of Distinguished University Professor Emeritus at UAB, a position he has held since January 1997.

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

Carl L. Gordon, CFA, Ph.D., was elected a Director in March 2004. Dr. Gordon is a founding General Partner of OrbiMed Advisors LLC, an asset management firm focused on the global healthcare industry, since 1998, and was previously a senior biotechnology analyst at Mehta and Isaly, the predecessor firm to OrbiMed, from 1995-1997. Dr. Gordon received a Bachelor’s degree from Harvard College, a Ph.D. in molecular biology from the Massachusetts Institute of Technology, and was a Fellow at the Rockefeller University.

Zola P. Horovitz, Ph.D., was elected a Director in August 1994. Dr. Horovitz was Vice President of Business Development and Planning at Bristol-Myers Squibb from 1991 until his retirement in April 1994 and previously was Vice President of Licensing at the same company from 1990 to 1991. Prior to that he spent over 30 years with The Squibb Institute for Medical Research, most recently as Vice President Research, Planning, & Scientific Liaison. He has been an independent consultant in pharmaceutical sciences and business development since his retirement from Bristol-Myers Squibb in April 1994. He serves on the Boards of Directors of Avigen, Inc., Genaera Pharmaceuticals, Inc., Palatin Technologies, Inc., DOV Pharmaceuticals, GenVec, Inc., and NitroMed, Inc.

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

William M. Spencer, III, has been a Director of the Company since its inception. Mr. Spencer, who is retired, is also a private investor in Birmingham, Alabama. Mr. Spencer is a Founder of the Company, and served as Chairman of the Board of the Company from its founding in 1986 until April 1992. He co-founded and operated Motion Industries from 1946 through its merger into Genuine Parts Company in 1976. He has founded several businesses and has served on the Board of Directors of numerous public and private corporations.

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

In accordance with the terms of the Company’s Certificate of Incorporation, the Board of Directors has been divided into three classes with members of each class holding office for staggered three-year terms. Dr. Bugg’s, Dr. Montgomery’s, Dr. Gordon’s and Dr. Gee’s terms expire at the 2004 annual meeting, at which time Dr. Montgomery and Dr. Gee will not be eligible for re-election due to age limits established by the Board of Directors. Mr. Featheringill’s, Mr. Spencer’s and Mr. Sherrill’s terms expire at the 2005 annual meeting, and Dr. Bennett’s, Dr. Horovitz’s, and Dr. Steer’s terms expire at the 2006 annual meeting (in all cases subject to the election and qualification of their successors or to their earlier death, resignation or removal). At each annual stockholder meeting, the successors to the Directors whose terms expire are elected to serve from the time of their election and qualification until the third annual meeting of stockholders following their election and until a successor has been duly elected and qualified. However, the number of directors may be decreased at any time either by the stockholders or by a majority of the directors then in office, but only to eliminate vacancies existing by reason of the death, resignation, removal or expiration of the term of one or more directors. No person shall be elected as a director who has reached his or her 70th birthday. Persons who are serving as directors on the date they reach their 70th birthday may complete the current term of office of director for which they have been elected but shall not be elected to serve another term as director. The provisions of the Company’s Certificate of Incorporation governing the staggered Director election procedure can be amended only by a shareholder’s vote of at least 75% of the eligible voting securities. There are no family relationships among any of the directors and executive officers of the Company. The Board has by resolution established the number of directors of the Company at ten (10) commencing March 8, 2004. Currently, seven of our directors (Messrs. Featheringill, Gee, Gordon, Horovitz, Sherrill, Spencer and Steer) are independent as defined by the current Nasdaq rules.

The Company has an Audit Committee, consisting of Messrs. Featheringill, Gee and Spencer, which is responsible for the review of internal accounting controls, financial reporting and related matters. The Audit Committee also recommends to the Board the independent accountants selected to be the Company’s auditors and reviews the audit plan, financial statements and audit results. The Board has adopted an Amended and Restated Audit Committee Charter that meets all the applicable rules of the Nasdaq National Market and the Securities and Exchange Commission. The Audit Committee Charter can be found on the Company’s website at www.biocryst.com. The Audit Committee members are “independent” directors as defined by the Nasdaq National Market listing standards in effect as of the date hereof and meet Nasdaq’s financial literacy requirements for audit committee members. The Board of Directors has determined that Mr. Featheringill qualifies as the “audit committee financial expert”. Upon the expiration of Dr. Gee’s term at the 2004 Annual Meeting, the Board has made a determination to recruit another outside Board member who would also meet the requirements of a “financial expert”. After this additional Board member has been recruited and adequately understands the Company’s financial records, Mr. Featheringill has determined that he will step down from the Audit Committee.

The Company also has a Compensation Committee consisting of Messrs. Featheringill, Gee and Spencer. The Compensation Committee is responsible for the annual review of officer compensation and other incentive programs and is authorized to award options under the Company’s Stock Option Plan. The Board has adopted a Compensation Committee Charter that meets all the applicable rules of the Nasdaq National Market and the Securities and Exchange Commission. The Charter can be found on the Company’s website at www.biocryst.com. The Compensation Committee members are “independent” directors as defined by the Nasdaq National listing standards in effect as of the date hereof.

The Company has a Nominating Committee comprised of all independent directors with terms not expiring in the current year. The current members of the committee are Messrs. Featheringill, Horovitz, Sherrill, Spencer, and Steer. The Nominating Committee nominates persons for election or re-election as directors. The Board has adopted a Nominating Committee Charter that meets all the applicable rules of the Nasdaq National Market and the Securities and Exchange Commission. The Nominating Committee has established procedures/qualifications for selecting nominees and will consider nominees recommended in writing, including biographical information and personal references, by stockholders. All submissions by shareholders should be sent directly to the Chairman of the Board, Dr. Bugg at the corporate address.

The Company has adopted a Code of Business Conduct (the “Code”) applicable to all employees, including executive officers, and all Board members. The Code is publicly available on the Company’s website at www.biocryst.com. Any waivers of the Code will be disclosed through an Form 8-K filing with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

(a)  Financial Statements

Page in Form 10-K
The following financial statements appear in Item 8 of this Form 10-K:
Balance Sheets at December 31, 2003 and 2002	28
Statements of Operations for the years ended December 31, 2003, 2002 and 2001	29
Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	30
Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	31
Notes to Financial Statements	32 to 40
Report of Independent Auditors	41

No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

(b)  Reports on Form 8-K

On October 20, 2003, we furnished a Current Report on Form 8-K to the Securities and Exchange Commission reporting the Company’s financial results for the quarter ended September 30, 2003.

On December 16, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission providing an updated description of the Company’s business, risk factors and management’s discussion and analysis of financial condition and results of operations.

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

10.2	#
License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.3		Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 14, 2002 (Registration No. 333-90582).
10.4	#
Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

Number		Description
10.5	#
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

10.8
Stock Purchase Agreement, dated as of February 17, 2004, by and among BioCryst Pharmaceuticals, Inc., Caduceus Private Investments II, LP, Caduceus Private Investments II (QP), LP and UBS Juniper Crossover Fund, L.L.C. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 17, 2004

23		Consent of Ernst & Young, Independent Auditors.
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#  Confidential treatment granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Birmingham, State of Alabama, on this 19th day of March, 2004.

BIOCRYST PHARMACEUTICALS, INC.

By: /s/Charles E. Bugg Charles E. Bugg, Ph.D. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2004:

Signature	Title(s)
/s/ Charles E. Bugg (Charles E. Bugg, Ph.D.)	Chairman, Chief Executive Officer and Director

/s/ J. Claude Bennett (J. Claude Bennett, M.D.)	President, Chief Operating Officer, Medical Director and Director

/s/ Michael A. Darwin (Michael A. Darwin)	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer

/s/ William W. Featheringill (William W. Featheringill)	Director

/s/ Edwin A. Gee (Edwin A. Gee, Ph.D.)	Director

/s/ Carl L. Gordon (Carl L. Gordon, CFA, Ph.D.)	Director

/s/ Zola P. Horovitz (Zola P. Horovitz, Ph.D.)	Director

/s/ John A. Montgomery (John A. Montgomery, Ph.D.)	Director

/s/ William M. Spencer (William M. Spencer, III)	Director

/s/ Joseph H. Sherrill, Jr. (Joseph H. Sherrill, Jr.)	Director

/s/Randolph C. Steer (Randolph C. Steer, M.D., Ph.D.)	Director

INDEX TO EXHIBITS

Number		Description	Sequentially Numbered Page
3.1		Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.
3.2		Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.
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

10.2	#
License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.3		Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 14, 2002 (Registration No. 333-90582).
10.4	#
Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.5	#
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

10.8
Stock Purchase Agreement, dated as of February 17, 2004, by and among BioCryst Pharmaceuticals, Inc., Caduceus Private Investments II, LP, Caduceus Private Investments II (QP), LP and UBS Juniper Crossover Fund, L.L.C. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 17, 2004

23		Consent of Ernst & Young, Independent Auditors.	51
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	52

Number	Description	Sequentially Numbered Page
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	53
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	54
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	55

# Confidential treatment granted.