Form 10-Q
period 2004-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2004-05-11
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes           No    X   .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,504,610 shares of the Company’s Common Stock, $.01 par value, were outstanding as of April 21, 2004.

BIOCRYST PHARMACEUTICALS, INC. INDEX

1
PART I. FINANCIAL INFORMATION Item 1. Financial Statements BIOCRYST PHARMACEUTICALS, INC. CONDENSED BALANCE SHEETS March 31, 2004 and December 31, 2003 (In thousands, except per share data)

	2004 (Unaudited)	2003 (Note 1)
Assets
Cash and cash equivalents	$21,059	$11,941
Securities held-to-maturity	7,462	8,087
Prepaid expenses and other current assets	567	676

Total current assets	29,088	20,704
Securities held-to-maturity	13,293	5,704
Furniture and equipment, net	3,387	3,508
Patents	185	179

Total assets	$45,953	$30,095

Liabilities and Stockholders’ Equity
Accounts payable	$1,054	$640
Accrued expenses	1,171	708

Total current liabilities	2,225	1,348
Deferred revenue	300	300
Stockholders’ equity:
Preferred stock: shares authorized – 5,000
Series A Convertible Preferred stock, $.01 par value; shares authorized – 1,800; shares issued and outstanding – none
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized – 21.5; shares issued and outstanding – none
Common stock, $.01 par value; shares authorized –
45,000; shares issued and outstanding –
21,505 in 2004 and 17,871 in 2003	215	179
Additional paid-in capital	153,334	132,928
Accumulated deficit	(110,121)	(104,660)

Total stockholders’ equity	43,428	28,447

Total liabilities and stockholders’ equity	$45,953	$30,095

See accompanying notes to condensed financial statements. 2
BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF OPERATIONS Three Months Ended March 31, 2004 and 2003 (In thousands, except per share) (Unaudited)

	2004	2003
Revenues:
Interest and other	$181	$308

Total revenues	181	308

Expenses:
Research and development	4,983	2,489
General and administrative	660	607

Total expenses	5,643	3,096

Net loss	$(5,462)	$(2,788)

Amounts per common share:
Net loss (Note 2)	$(.28)	$(.16)

Weighted average shares outstanding (Note 2)	19,587	17,663

See accompanying notes to condensed financial statements. 3
BIOCRYST PHARMACEUTICALS, INC. CONDENSED STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2004 and 2003 (In thousands) (Unaudited)

	2004	2003
Operating activities:
Net loss	$(5,462)	$(2,788)
Depreciation and amortization	244	304
Non-monetary compensation	13	30
Changes in operating assets and liabilities, net	986	(203)

Net cash used in operating activities	(4,219)	(2,657)

Investing activities:
Purchases of furniture and equipment	(123)	(23)
Purchases of patents and licenses	(6)	0
Purchases of marketable securities	(11,726)	(4,527)
Maturities of marketable securities	4,762	5,008

Net cash (used in) provided by investing activities	(7,093)	458

Financing activities:
Proceeds from sale of common stock	20,430	6

Net cash provided by financing activities	20,430	6

Increase (decrease) in cash and cash equivalents	9,118	(2,193)
Cash and cash equivalents at beginning of period	11,941	13,824

Cash and cash equivalents at end of period	$21,059	$11,631

See accompanying notes to condensed financial statements. 4
BIOCRYST PHARMACEUTICALS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Preparation

                    The condensed balance sheet as of March 31, 2004 and the condensed statements of operations and cash flows for the three months ended March 31, 2004 and 2003 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Examples include accrued clinical and preclinical expenses. Actual results may differ from these estimates.

                    These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The condensed balance sheet as of December 31, 2003 has been prepared from the audited financial statements included in the previously mentioned Annual Report.

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

Note 3. Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, the Company’s stock option and employee stock purchase plans qualify as non-compensatory plans. Under Financial Accounting Standards Board Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, outside directors are considered employees for purposes of applying APB No. 25, if they are elected by the stockholders. Consequently, no compensation expense for employees and directors is recognized. Stock issued to non-employees is compensatory and compensation expense is recognized under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“Statement No. 148”).

The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement No. 123 for the three months ended March 31, 2004 and 2003.

	2004	2003
Net loss as reported	$(5,462)	$(2,788)
Stock-based employee compensation expense determined
under Statement No. 123	(236)	632

Pro forma net loss	$(5,698)	$(2,156)

Amounts per common share:
Net loss per share, as reported	$(.28)	$(.16)
Pro forma net loss per share	$(.29)	$(.12)
5

Note 4– Stockholders’ Equity

On February 4, 2004, the Company entered into a Placement Agency Agreement with Leerink Swann & Company in connection with a registered direct offering of 3,571,667 shares of its common stock at an offering price of $6.00 per share. The common stock was issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended, in connection with a shelf takedown from the Company’s registration statement on Form S-3 (333-111226), filed on December 16, 2003 and which became effective on January 5, 2004.

On February 17, 2004, the Company entered into a Stock Purchase Agreement with Caduceus Private Investments II, LP, Caduceus Private Investments II (QP), LP and UBS Juniper Crossover Fund, L.L.C. As part of this agreement, Registrant has granted these investors the right to appoint a member to its board of directors effective as of the closing of the offering. On February 18, 2004, the Company announced it had completed a $21.4 million registered direct offering of 3,571,667 shares of its common stock to a group of institutional investors.

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

We have incurred operating losses since our inception. Our accumulated deficit at March 31, 2004 was $110.1 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2003, we spent 34.1% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis of compounds;

•	preclinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations to monitor and gather data on clinical trials; and

•	using statisticians to evaluate the results of clinical trials.

The above expenditures for contract research and development for our current and future drug candidates will vary from quarter-to-quarter depending on the status of our research and development projects. For example, during the first quarter of 2004, we entered a Phase II trial for our lead drug candidate, BCX-1777. As this trial progresses and additional clinical sites and patients are added, our costs for clinical studies will increase significantly. In addition, the costs associated with the manufacturing of BCX-1777 will increase as we scale up to the larger production runs required for the clinical development of BCX-1777.

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

Results of Operations (three months ended March 31, 2004 compared to the three months ended March 31, 2003)

Interest and other income decreased 41.2% to $181,000 in the first quarter of 2004 compared to $308,000 in the first quarter of 2003. This decrease was due to a reduction in interest rates.

Research and development expenses increased 100.2% to $4,983,000 in the three months ended March 31, 2004 from $2,489,000 in the three months ended March 31, 2003. The increase is primarily attributable to costs related to the clinical development of BioCryst’s lead drug candidate, BCX-1777, and the preclinical testing required for the potential clinical development of BCX-4208.

General and administrative expenses for the three months ended March 31, 2004 increased 8.7% to $660,000 as compared to $607,000 for the same period in 2003, the result of higher insurance costs and other professional fees.

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

The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within three years. The Company has not realized any losses from such investments. In addition, at March 31, 2004, approximately $14.2 million was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured. At March 31, 2004, our cash, cash equivalents and securities held-to-maturity were $41.8 million, an increase of $16.1 million from December 31, 2003, principally due to the fact that we raised an additional $21.3 million of capital during February 2004 through a registered offering of our common stock to selected institutional investors. This offering, net of expenses was approximately $20.3 million and we used approximately $4.2 million of cash in operations during the first quarter.

We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank, secured by a pledge of $600,000 in marketable securities. There was nothing drawn against this line as of March 31, 2004. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2010, and a one-time option to terminate the lease on June 30, 2008 for a termination fee of approximately $124,000. The lease, as amended effective July 1, 2001 for an additional 7,200 square feet, requires us to pay monthly rent starting at $33,145 per month in July 2001 and escalating annually to a minimum of $47,437 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have deposited a U.S. Treasury security in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount is currently $390,000, which will be decreased by $65,000 annually throughout the term of the lease. Currently, we have approximately 14,000 square feet of space available for sublease, of which 7,200 is currently being leased.

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

We believe that our available funds will be sufficient to fund our operations at least through mid-year 2005. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

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

In 2003, our operations consumed approximately $1,000,000 per month, but we expect that our monthly cash used by operations will continue to increase for the next several years. During 2004, we plan to both expand our existing clinical programs and initiate clinical programs for several new disease indications. These additional trials and the related manufacturing, personnel resources and testing required to support these studies will consume significant capital resources and significantly increase our expenses and our net loss. We expect our monthly burn rate to increase to approximately $2 million by mid-2004, as our Phase II trial for T-cell leukemia patients progresses. This monthly burn rate could increase more as the year progresses and in future years depending on many factors, including our ability to raise additional capital, the progress of our current and proposed clinical trials for BCX-1777, our ability to move BCX-4208 through the preclinical testing required to file an Investigational New Drug application (IND) and begin clinical trials, and the progression of our discovery programs.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2004, we are not involved in any material unconsolidated SPE or off-balance sheet arrangements.

Contractual Obligations

A summary of our obligations to make future payments under contracts existing as of December 31, 2003 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2003. During the quarter ended March 31, 2004, the Company entered into various contracts in the ordinary course of business for several R&D related items, including manufacturing of various compounds, additional toxicology studies and clinical trials. The net effect of these additional contracts was to increase the purchase obligations disclosed at December 31, 2003 by a total of approximately $3.2 million of which $2.6 million would be incurred in the current year and $0.6 million in the following year. These obligations could change during the course of the year depending on the status of our current and proposed clinical trials.

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

Research and Development Expenses

Major components of R&D expenses consist of personnel costs, including salaries and benefits, clinical and toxology studies performed by contract research organizations (CRO’s), materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. We charge clinical and preclinical study costs to expense when incurred, consistent with Statement No. 2, Accounting for Research and Development Costs. These costs are a significant component of R&D expenses. Most of our clinical and preclinical studies are performed by third-party CRO’s. We accrue costs for studies performed by CRO’s over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of services actually performed by the CRO.

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

Risks Relating to Our Business

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses and may never be profitable

Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of March 31, 2004, our accumulated deficit was approximately $110.1 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. We or these other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties from any future license agreements or revenues directly from product sales.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

To date, we have financed our operations primarily from sale of our equity securities and, to a lesser extent, revenues from collaborations and interest. In 2003, our operations consumed approximately $1,000,000 per month, but we expect that our monthly cash used by operations will continue to increase for the next several years. During 2004,we plan to both expand our existing clinical programs and initiate clinical programs for several new disease indications. These additional trials and the related manufacturing, personnel resources and testing required to support these studies will consume significant capital resources and significantly increase our expenses and our net loss.

As of March 31, 2004, we had $41.8 million in cash, cash equivalents and securities. We expect our monthly burn rate to increase to approximately $2 million by mid-2004, as our Phase II trial for T-cell leukemia patients progresses. This monthly burn rate could increase more as the year progresses and in future years depending on many factors including, our ability to raise additional capital, the progress of our current and proposed clinical trials for BCX-1777, our ability to move BCX-4208 through the preclinical testing required to file an IND and begin clinical trials, and the progression of our discovery programs. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

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

Even more critical to our success is our ability to enter into successful collaborations for the late-stage clinical development, regulatory approval, manufacturing, marketing, sales and distribution of our drug candidates. Our general strategy is to rely upon other parties for all of these steps so that we can focus exclusively on the key areas of our expertise. For some smaller niche markets, we may perform these steps ourselves and outsource those functions where we do not have the internal expertise. This heavy reliance upon third parties for these critical functions presents several risks, including:

•	these contracts may expire or the other parties to the contract may terminate them;

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration;

•	our partners may not devote sufficient capital or resources towards our drug candidates;

13

•	our partners may not comply with applicable government regulatory requirements; and

•	our manufacturing partners may not be able to manufacture our compounds in the quantities required or to the specifications required by the regulatory authorities.

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

16

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

Risks Relating to Our Common Stock

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2004, the 52-week range of the market price of our stock was from $1.23 to $9.41 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

18

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

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholder decisions

As of March 31, 2004, our directors, executive officers and some principal stockholders and their affiliates beneficially owned approximately 43.9% (directors and officers owned 24.0%) of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

We have anti-takeover provisions in our corporate charter documents that may result in outcomes with which you do not agree

Our board of directors has the authority to issue up to 3,178,500 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of those shares without further vote or action by our stockholders. The rights of the holders of any preferred stock that may be issued in the future may adversely affect the rights of the holders of common stock. The issuance of preferred stock could make it more difficult for third- parties to acquire a majority of our outstanding voting stock.

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

Information Regarding Forward-Looking Statements

This discussion contains forward-looking statements, which are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, as well as any amendments we make to those sections in filings with the SEC.

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

Item 3. Quantitative and Qualititative Disclosures about Market Risk

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

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

None

Item 2. Changes in Securities and Use of Proceeds:

On February 4, 2004, the Company entered into a Placement Agency Agreement with Leerink Swann & Company in connection with a registered direct offering of 3,571,667 shares of its common stock at an offering price of $6.00 per share. On February 17, 2004, the Company entered into a Stock Purchase Agreement with Caduceus Private Investments II, LP, Caduceus Private Investments II (QP), LP and UBS Juniper Crossover Fund, L.L.C. As part of this agreement, the Company granted these investors the right to appoint a member to its board of directors effective as of the closing of the offering.

The common stock was issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended, in connection with a shelf takedown from the Company’s registration statement on Form S-3 (333-111226), which was filed on December 16, 2003 and which became effective on January 5, 2004.

Item 3. Defaults Upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

None

Item 6. Exhibits and Reports on Form 8-K:

a. Exhibits:

Number	Description
3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A dated June 17, 2002.

10.1	1991 Stock Option Plan, as amended and restated as of March 6, 2000. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 16, 2000 (Registration No. 333-39484).

21

10.2#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.3	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 14, 2002 (Registration No. 333-90582).

10.4#	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.5#	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.6	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

10.7	Termination Agreement dated as of September 21, 2001 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the second quarter ending June 30, 2002 dated August 7, 2002.

10.8	Stock Purchase Agreement, dated as of February 17, 2004, by and among BioCryst Pharmaceuticals, Inc., Caduceus Private Investments II, LP, Caduceus Private Investments II (QP), LP and UBS Juniper Crossover Fund, L.L.C. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 17, 2004

10.9	Employment Agreement dated March 17, 2004 between the Registrant and Charles E. Bugg, Ph.D.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  # Confidential treatment granted.

  b. Reports on Form 8-K

        On February 4, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission providing an updated description of the Company’s business, risk factors and management’s discussion and analysis of financial condition and results of operations.

On February 17, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission related to a press release announcing the execution of a Placement Agency Agreement and a registered direct offering of its shares of common stock.

On March 31, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission related to a press release announcing the initiation of a Phase II clinical trial of BCX-1777 in T-cell leukemia.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Birmingham, State of Alabama, on this 11th day of May, 2004.

BIOCRYST PHARMACEUTICALS, INC. /s/ Charles E. Bugg —————————————— Charles E. Bugg, Ph.D. Chairman and Chief Executive Officer

/s/ Michael A. Darwin —————————————— Michael A. Darwin Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer

23