Form 10-Q
period 2004-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2004-08-10
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to ________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,684,423 shares of the Company’s Common Stock, $.01 par value, were outstanding as of July 21, 2004.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
June 30, 2004 and December 31, 2003
(In thousands, except per share data)

	2004 (Unaudited)	2003 (Note 1)

Assets
Cash and cash equivalents	$17,046	$11,941
Securities held-to-maturity	7,118	8,087
Prepaid expenses and other current assets	541	676

Total current assets	24,705	20,704
Securities held-to-maturity	13,702	5,704
Furniture and equipment, net	3,163	3,508
Patents	195	179

Total assets	$41,765	$30,095

Liabilities and Stockholders’ Equity
Accounts payable	$849	$640
Accrued expenses	1,209	708

Total current liabilities	2,058	1,348
Deferred revenue	300	300
Stockholders’ equity:
Preferred stock: shares authorized - 5,000
Series A Convertible Preferred stock, $.01 par value; shares authorized - 1,800; shares issued and outstanding - none
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized - 21.5; shares issued and outstanding - none
Common stock, $.01 par value; shares authorized -
45,000; shares issued and outstanding -
21,682 in 2004 and 17,871 in 2003	217	179
Additional paid-in capital	154,369	132,928
Accumulated deficit	(115,179)	(104,660)

Total stockholders’ equity	39,407	28,447

Total liabilities and stockholders’ equity	$41,765	$30,095

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
Periods Ended June 30, 2004 and 2003
(In thousands, except per share)
(Unaudited)

	Three Months		Six Months
	2004	2003	2004	2003

Revenues:
Collaborative and other research and development	$43	$0	$43	$0
Interest and other	174	266	355	574

Total revenues	217	266	398	574

Expenses:
Research and development	4,348	2,965	9,331	5,454
General and administrative	926	553	1,586	1,161

Total expenses	5,274	3,518	10,917	6,615

Net loss	$(5,057)	$(3,252)	$(10,519)	$(6,041)

Amounts per common share:
Net loss (Note 2)	$(.23)	$(.18)	$(.51)	$(.34)

Weighted average shares outstanding (Note 2)	21,618	17,666	20,602	17,664

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003
(In thousands)
(Unaudited)

	2004	2003

Operating activities:
Net loss	$(10,519)	$(6,041)
Depreciation and amortization	487	598
Non-monetary compensation	316	62
Changes in operating assets and liabilities, net	845	(81)

Net cash used in operating activities	(8,871)	(5,462)

Investing activities:
Purchases of furniture and equipment	(142)	(27)
Purchases of patents and licenses	(16)	0
Purchases of marketable securities	(15,223)	(5,924)
Maturities of marketable securities	8,194	11,536

Net cash (used in) provided by investing activities	(7,187)	5,585

Financing activities:
Proceeds from sale of common stock	21,163	6

Net cash provided by financing activities	21,163	6

Increase in cash and cash equivalents	5,105	129
Cash and cash equivalents at beginning of period	11,941	13,824

Cash and cash equivalents at end of period	$17,046	$13,953

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Preparation

              The condensed balance sheet as of June 30, 2004, the condensed statements of operations for the three months and six months ended June 30, 2004 and 2003, and the statements of cash flows for the six months ended June 30, 2004 and 2003 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at June 30, 2004, the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. There were no adjustments other than normal recurring adjustments. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Examples include accrued clinical and preclinical expenses. Actual results may differ from these estimates.

              These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The condensed balance sheet as of December 31, 2003 has been derived from the audited financial statements included in the previously mentioned Annual Report.

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

Note 3. Stock-Based Compensation

              The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, the Company’s stock option and employee stock purchase plans qualify as non-compensatory plans. Under Financial Accounting Standards Board Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, outside directors are considered employees for purposes of applying APB No. 25, if they are elected by the stockholders. Consequently, no compensation expense for employees and directors is recognized unless there has been a modification to their grants as was the case for the directors in May 2004, resulting in a recognized expense of $290,000 in the quarter ending June 30, 2004. Stock issued to non-employees is compensatory and compensation expense is recognized under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“Statement No. 148”).

              The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement No. 123 for the three and six month periods ended June 30, 2004 and 2003.

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

Net loss as reported	$(5,057)	$(3,252)	$(10,519)	$(6,041)
Stock-based employee compensation expense
determined under Statement No. 123	(348)	(383)	(583)	248

Pro forma net loss	$(5,405)	$(3,635)	$(11,102)	$(5,793)

Amounts per common share:
Net loss per share, as reported	$(.23)	$(.18)	$(.51)	$(.34)
Pro forma net loss per share	$(.25)	$(.21)	$(.54)	$(.33)

              On March 31, 2004, the FASB issued an Exposure Draft (“ED”), Share-Based Payment - An Amendment of FASB Statements No. 123 and 95. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for public companies for fiscal years beginning after December 15, 2004. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Note 4–Stockholders’ Equity

              On February 4, 2004, the Company entered into a Placement Agency Agreement with Leerink Swann & Company in connection with a registered direct offering of 3,571,667 shares of its common stock at an offering price of $6.00 per share. The common stock was issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended, in connection with a shelf takedown from the Company’s registration statement on Form S-3 (333-111226), filed on December 16, 2003, and which became effective on January 5, 2004.

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

              In addition to the 3,571,667 shares issued in the registered direct offering in February 2004, the Company issued an additional 177,313 shares during the three months ended June 30, 2004 as a result of exercises related to the Company’s stock option plan. For the six months ended June 30, 2004, a total of 238,967 additional shares have been issued for both the stock option plan and the employee stock purchase plan.

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

              We have incurred operating losses since our inception. Our accumulated deficit at June 30, 2004 was $115.2 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2003, we spent 34.1% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis of compounds;

•	preclinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations to monitor and gather data on clinical trials; and

•	using statisticians to evaluate the results of clinical trials.

              The above expenditures for contract research and development for our current and future drug candidates will vary from quarter-to-quarter depending on the status of our research and development projects. For example, during the first quarter of 2004, we entered a Phase II trial for our lead drug candidate, forodesine hydrochloride (BCX-1777, or “forodesine”), an inhibitor of purine nucleoside phosphorylase (PNP). As this trial progresses and additional trials are started in other indications, our costs for clinical studies will increase significantly. In addition, the costs associated with the manufacturing of forodesine will increase as we scale up to the larger production runs required for the clinical development of forodesine.

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

Results of Operations (three months ended June 30, 2004 compared to the three months ended June 30, 2003)

              Collaborative and other research and development revenue increased from $0 to $43,000 in the three months ended June 30, 2004 due to revenue from the National Institutes of Health related to the grant received for our hepatitis C inhibitor program. Interest and other income decreased 34.6% to $174,000 in the second quarter of 2004 compared to $266,000 in the second quarter of 2003, due to a substantially lower interest rate environment in 2004, more than offsetting the higher cash balances.

              Research and development expenses increased 46.6% to $4,348,000 in the three months ended June 30, 2004 from $2,965,000 in the three months ended June 30, 2003. The increase is primarily attributed to the costs associated with the continued development of forodesine, which includes the ongoing clinical studies and manufacturing of compound on a larger scale.

              General and administrative expenses for the three months ended June 30, 2004 increased 67.5% to $926,000 as compared to $553,000 for the same period in 2003. This increase is primarily related to a non-cash expense related to stock options as a result of the amendment to our stock option plan, approved by the stockholders in May.

Results of Operations (six months ended June 30, 2004 compared to the six months ended June 30, 2003)

              Collaborative and other research and development revenue increased from $0 to $43,000 in the six months ended June 30, 2004 due to revenue from the National Institutes of Health related to the grant received for our hepatitis C inhibitor program. Interest and other income decreased 38.2% to $355,000 for the six months ended June 30, 2004 compared to $574,000 for the six months ended June 30, 2003, due to a substantially lower interest rate environment in 2004, more than offsetting the higher cash balances.

              Research and development expenses increased 71.1% to $9,331,000 in the six months ended June 30, 2004 from $5,454,000 for the six months ended June 30, 2003. The increase is primarily attributed to the costs associated with the continued development of forodesine, which includes the ongoing clinical studies and manufacturing of compound on a larger scale and the preclinical development of BCX-4208, our second generation inhibitor of PNP.

              General and administrative expenses for the six months ended June 30, 2004 increased 36.6% to $1,586,000 as compared to $1,161,000 for the same period in 2003. This increase is primarily related to a non-cash expense for directors stock options as a result of the amendment to our stock option plan, approved by the stockholders in May.

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

              The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within three years. The Company has not realized any losses from such investments. In addition, at June 30, 2004, approximately $10.3 million was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured. At June 30, 2004, our cash, cash equivalents and securities held-to-maturity were $37.9 million, an increase of $12.2 million from December 31, 2003, principally due to the fact that we raised an additional $21.3 million of capital during February 2004 through a registered offering of our common stock to selected institutional investors. This offering, net of expenses was approximately $20.3 million. Our cash used in operations during the first six months of 2004 was approximately $9 million.

              We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank, secured by a pledge of $600,000 in marketable securities. There was nothing drawn against this line as of June 30, 2004. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2010, and a one-time option to terminate the lease on June 30, 2008 for a termination fee of approximately $124,000. The lease, as amended effective July 1, 2001 for an additional 7,200 square feet, requires us to pay monthly rent starting at $33,145 per month in July 2001 and escalating annually to a minimum of $47,437 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have deposited a U.S. Treasury security in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount is currently $265,000, which will be decreased by $65,000 annually throughout the term of the lease. Currently, we have approximately 14,000 square feet of space available for sublease, which is currently being leased.

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

              In 2003, our operations consumed approximately $1,000,000 per month, but we expect that our monthly cash used by operations will continue to increase for the next several years. Through June 2004, our average cash used by operations has been approximately $1,500,000 per month. We are continuing to expand our existing clinical programs with forodesine and plan to initiate another clinical program with BCX-4208, a second generation PNP inhibitor, in psoriasis during 2004. These additional trials and the related manufacturing, personnel resources and testing required to support these studies will consume significant capital resources and significantly increase our expenses and our net loss. We expect our monthly burn rate to increase to approximately $2 million during the second half of 2004. This monthly burn rate could increase more as the year progresses and in future years depending on many factors, including our ability to raise additional capital, the progress of our current and proposed clinical trials for forodesine, our ability to move BCX-4208 through the preclinical testing required to file an Investigational New Drug application (IND) and begin clinical trials, and the progression of our discovery programs.

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

Off-Balance Sheet Arrangements

              As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”) or variable-interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2004, we are not involved in any material unconsolidated SPE or off-balance sheet arrangements.

Contractual Obligations

              A summary of our obligations to make future payments under contracts existing as of December 31, 2003 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2003. For the six months ended June 30, 2004, the Company has entered into various contracts in the ordinary course of business for several R&D related items, including manufacturing of various compounds, additional toxicology studies and clinical trials and has already paid for some of the obligations disclosed at December 31, 2003. The net effect of these changes was to increase the purchase obligations disclosed at December 31, 2003 by a total of approximately $5.2 million of which $3.8 million would be expected to be incurred in the current year and $1.4 million in the following year. These obligations could change during the course of the year depending on the status of each of our development programs.

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

Research and Development Expenses

              Major components of R&D expenses consist of personnel costs, including salaries and benefits, clinical and toxicology studies performed by contract research organizations (CRO’s), materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. We charge clinical and preclinical study costs to expense when incurred, consistent with Statement No. 2, Accounting for Research and Development Costs. These costs are a significant component of R&D expenses. Most of our clinical and preclinical studies are performed by third-party CRO’s. We accrue costs for studies performed by CRO’s over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of services actually performed by the CRO.

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

Risks Relating to Our Business

We have incurred substantial losses since our inception in 1986, expect tocontinue to incur such losses and may never be profitable

              Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of June 30, 2004, our accumulated deficit was approximately $115.2 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. We or these other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties from any future license agreements or revenues directly from product sales.

If we fail to obtain additional financing, we may be unable to complete thedevelopment and commercialization of our product candidates or continue ourresearch and development programs.

              To date, we have financed our operations primarily from sale of our equity securities and, to a lesser extent, revenues from collaborations and interest. In 2003, our operations consumed approximately $1,000,000 per month, but we expect that our monthly cash used by operations will continue to increase for the next several years. Through June 2004, our cash used by operations averaged approximately $1,500,000 per month. We are continuing to expand our existing clinical programs with forodesine and plan to initiate another clinical program with BCX-4208, a second generation PNP inhibitor, in psoriasis during the second half of 2004. These additional trials and the related manufacturing, personnel resources and testing required to support these studies will consume significant capital resources and significantly increase our expenses and our net loss.

              As of June 30, 2004, we had $37.9 million in cash, cash equivalents and securities. We expect our monthly burn rate to increase to approximately $2 million during the second half of 2004. This monthly burn rate could increase more as the year progresses and in future years depending on many factors including, our ability to raise additional capital, the progress of our current and proposed clinical trials for forodesine, our ability to move BCX-4208 through the preclinical testing required to file an IND and begin clinical trials, and the progression of our discovery programs. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

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

If our development collaborations with other parties fail, the development ofour drug candidates will be delayed or stopped

              We rely heavily upon other parties for many important stages of our drug development programs, including:

•	discovery of proteins that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	licensing or design of enzyme inhibitors for development as drug candidates;

•	execution of some preclinical studies and late-stage development for our compounds and drug candidates;

•	management of our clinical trials, including medical monitoring and data management;

•	management of our regulatory function; and

•	manufacturing, sales, marketing and distribution of our drug candidates.

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

If the clinical trials of our drug candidates fail, our drug candidates willnot be marketed, which would result in a complete absence of product relatedrevenue

              To receive the regulatory approvals necessary for the sale of our drug candidates, we or our licensees must demonstrate through preclinical studies and clinical trials that each drug candidate is safe and effective. If we or our licensees are unable to demonstrate that our drug candidates are safe and effective, our drug candidates will not receive regulatory approval and will not be marketed, which would result in a complete absence of product related revenue. The clinical trial process is complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are either unlikely to show good results in the trials or unlikely to help advance a product to the point of a meaningful collaboration. Positive results from preclinical studies and early clinical trials do not ensure positive results in clinical trials designed to permit application for regulatory approval, called pivotal clinical trials. We may suffer significant setbacks in pivotal clinical trials, even after earlier clinical trials show promising results. Any of our drug candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the drug candidate for any targeted indications. We, our licensees, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our drug candidates are safe or effective.

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

If we or our licensees do not obtain and maintain governmental approvals forour products under development, we or our partners will not be able to sellthese potential products, which would significantly harm our business becausewe will receive no revenue

              We or our licensees must obtain regulatory approval before marketing or selling our future drug products. If we or our licensees are unable to receive regulatory approval and do not market or sell our future drug products, we will never receive any revenue from such product sales. In the United States, we or our partners must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. The FDA or foreign regulatory agencies have not approved any of our drug candidates. If we or our licensees fail to obtain regulatory approval we will be unable to market and sell our future drug products. We have several drug products in various stages of preclinical and clinical development; however, we are unable to determine when, if ever, any of these products will be commercially available. Because of the risks and uncertainties in biopharmaceutical development, our drug candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If the FDA delays regulatory approval of our drug candidates, our management’s credibility, our company’s value and our operating results may suffer. Even if the FDA or foreign regulatory agencies approve a drug candidate, the approval may limit the indicated uses for a drug candidate and/or may require post-marketing studies.

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

We may be unable to establish sales, marketing and distribution capabilitiesnecessary to successfully commercialize products we may successfully develop

              We currently have no marketing capability and no direct or third-party sales or distribution capabilities. If we successfully develop a drug candidate and decide to commercialize it ourselves rather than relying on third parties, as we currently intend to do in the United States for forodesine, we may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for that product.

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

If we fail to adequately protect or enforce our intellectual property rights orsecure rights to patents of others, the value of those rights would diminish

              Our success will depend in part on our ability and the abilities of our licensors to obtain patent protection for our products, methods, processes and other technologies to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties. If we or our partners are unable to adequately protect or enforce our intellectual property rights for our products, methods, processes and other technologies, the value of the drug candidates that we license to derive revenue would diminish. Additionally, if our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs. The U.S. Patent and Trademark Office has issued to us a number of U.S. patents for our various inventions and we have in-licensed several patents from various institutions. We have filed additional patent applications and provisional patent applications with the U.S. Patent and Trademark Office. We have filed a number of corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications, as appropriate. We cannot assure you as to:

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

If we fail to retain our existing key personnel or fail to attract and retainadditional key personnel, the development of our drug candidates and theexpansion of our business will be delayed or stopped

              We are highly dependent upon our senior management and scientific team, the loss of whose services might impede the achievement of our development and commercial objectives. Competition for key personnel with the experience that we require is intense and is expected to continue to increase. Our inability to attract and retain the required number of skilled and experienced management, operational and scientific personnel, will harm our business because we rely upon these personnel for many critical functions of our business. In addition, we rely on members of our scientific advisory board and consultants to assist us in formulating our research and development strategy. All of the members of the scientific advisory board and all of our consultants are otherwise employed and each such member or consultant may have commitments to other entities that may limit their availability to us.

If users of our drug products are not reimbursed for use, future sales of ourdrug products will decline

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

If we face clinical trial liability claims related to the use or misuse of ourcompounds in clinical trials, our management’s time will be diverted and wewill incur litigation costs

              We face an inherent business risk of liability claims in the event that the use or misuse of our compounds results in personal injury or death. We have not experienced any clinical trial liability claims to date, but we may experience these claims in the future. After commercial introduction of our products we may experience losses due to product liability claims. We currently maintain clinical trial liability insurance coverage in the amount of $5.0 million per occurrence and $5.0 million in the aggregate, with an additional $2.0 million potentially available under our umbrella policy. The insurance policy may not be sufficient to cover claims that may be made against us. Clinical trial liability insurance may not be available in the future on acceptable terms, if at all. Any claims against us, regardless of their merit, could materially and adversely affect our financial condition, because litigation related to these claims would strain our financial resources in addition to consuming the time and attention of our management.

If our computer systems fail, our business will suffer

              Our drug development activities depend on the security, integrity and performance of the computer systems supporting them, and the failure of our computer systems could delay our drug development efforts. We currently store most of our preclinical and clinical data at our facility. Duplicate copies of most critical data are stored off-site in a bank vault. Any significant degradation or failure of our computer systems could cause us to inaccurately calculate or lose our data. Loss of data could result in significant delays in our drug development process and any system failure could harm our business and operations.

If, because of our use of hazardous materials, we violate any environmentalcontrols or regulations that apply to such materials, we may incur substantialcosts and expenses in our remediation efforts

              Our research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and some waste products. Accidental contamination or injury from these materials could occur. In the event of an accident, we could be liable for any damages that result and any liabilities could exceed our resources. Compliance with environmental laws and regulations could require us to incur substantial unexpected costs, which would materially and adversely affect our results of operations.

Risks Relating to Our Common Stock

Our stock price is likely to be highly volatile and the value of yourinvestment could decline significantly

              The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2004, the 52-week range of the market price of our stock was from $2.88 to $11.25 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Because stock ownership is concentrated, you and other investors will haveminimal influence on stockholder decisions

              As of June 30, 2004, our directors, executive officers and some principal stockholders and their affiliates beneficially owned approximately 43.1% (directors and officers owned 22.9%) of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

We have anti-takeover provisions in our corporate charter documents that mayresult in outcomes with which you do not agree

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

Item 4. Controls and Procedures

              We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.

              There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

              None

Item 2. Changes in Securities and Use of Proceeds:

              None

Item 3. Defaults Upon Senior Securities:

              None

Item 4. Submission of Matters to a Vote of Security Holders:

(a)	The Company’s annual meeting of stockholders was held on May 12, 2004.

(b)	Messrs. Bugg, Gordon, and Higgins were elected as directors for three-year terms expiring in 2007. Messrs. Featheringill, Sherrill, Spencer, Bennett, Horovitz and Steer continue as directors.

(c)	Motions before stockholders:

1. Election of three directors as follows -

Name	Votes For		Abstentions/ Withheld
Charles E. Bugg	19,819,246		608,372
Carl L. Gordon	19,821,072		606,546
John L. Higgins	18,421,918		2,005,700

2. Amendment to the 1991 Stock Option Plan

	Votes For	Votes Against	Abstentions/ Withheld
	11,600,365	1,313,462	28,924

(d)	Not applicable.

Item 5. Other Information:

              None

Item 6. Exhibits and Reports on Form 8-K:

              a. Exhibits:

Number	Description
3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A dated June 17, 2002.

10.1	1991 Stock Option Plan as amended and restated effective March 8, 2004.

10.2#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.3	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 14, 2002 (Registration No. 333-90582).

10.4#	Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.5#	Stockholder’s Agreement dated as of September 14, 1998 between Registrant and Johnson & Johnson Development Corporation. Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the third quarter ending September 30, 1998 dated November 10, 1998.

10.6	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

10.7	Termination Agreement dated as of September 21, 2001 between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the second quarter ending June 30, 2002 dated August 7, 2002.

10.8	Stock Purchase Agreement, dated as of February 17, 2004, by and among BioCryst Pharmaceuticals, Inc., Caduceus Private Investments II, LP, Caduceus Private Investments II (QP), LP and UBS Juniper Crossover Fund, L.L.C. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 17, 2004

10.9	Employment Agreement dated March 17, 2004 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the first quarter ending March 31, 2004 dated May 11, 2004.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              # Confidential treatment granted.

              b. Reports on Form 8-K

              On April 21, 2004, we furnished a Current Report on Form 8-K to the Securities and Exchange Commission related to a press release announcing our financial results for the quarter ended March 31, 2004.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Birmingham, State of Alabama, on this 10th day of August, 2004.

BIOCRYST PHARMACEUTICALS, INC. /s/ Charles E. Bugg —————————————— Charles E. Bugg, Ph.D. Chairman and Chief Executive Officer
/s/ Michael A. Darwin —————————————— Michael A. Darwin Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer