Form 10-Q
period 2004-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2004-11-09
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,727,564 shares of the Company’s Common Stock, $.01 par value, were outstanding as of October 31, 2004.

BIOCRYST PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
September 30, 2004 and December 31, 2003
(In thousands, except per share data)

	2004 (Unaudited)	2003 (Note 1)

Assets
Cash and cash equivalents	$13,809	$11,941
Securities held-to-maturity	9,144	8,087
Prepaid expenses and other current assets	571	676

Total current assets	23,524	20,704
Securities held-to-maturity	11,171	5,704
Furniture and equipment, net	2,948	3,508
Patents	242	179

Total assets	$37,885	$30,095

Liabilities and Stockholders’ Equity
Accounts payable	$2,024	$640
Accrued expenses	1,244	708

Total current liabilities	3,268	1,348
Deferred revenue	300	300
Stockholders’ equity:
Preferred stock: shares authorized – 5,000
Series A Convertible Preferred stock, $.01 par value; shares authorized – 1,800; shares issued and outstanding – none
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized – 21.5; shares issued and outstanding - none
Common stock, $.01 par value; shares authorized - 45,000; shares issued and outstanding - 21,728 in 2004 and 17,871 in 2003	217	179
Additional paid-in capital	154,575	132,928
Accumulated deficit	(120,475)	(104,660)

Total stockholders’ equity	34,317	28,447

Total liabilities and stockholders’ equity	$37,885	$30,095

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
Periods Ended September 30, 2004 and 2003
(In thousands, except per share)
(Unaudited)

	Three Months		Nine Months
	2004	2003	2004	2003

Revenues:
Collaborative and other research and development	$116	$0	$159	$0
Interest and other	154	222	509	796

Total revenues	270	222	668	796

Expenses:
Research and development	4,838	3,105	14,168	8,559
General and administrative	728	526	2,315	1,687

Total expenses	5,566	3,631	16,483	10,246

Net loss	$(5,296)	$(3,409)	$(15,815)	$(9,450)

Amounts per common share:
Net loss (Note 2)	$(.24)	$(.19)	$(.75)	$(.53)

Weighted average shares outstanding (Note 2)	21,706	17,685	20,973	17,671

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003
(In thousands)
(Unaudited)

	2004	2003

Operating activities:
Net loss	$(15,815)	$(9,450)
Depreciation and amortization	726	853
Non-monetary compensation	329	91
Changes in operating assets and liabilities, net	2,025	16

Net cash used in operating activities	(12,735)	(8,490)

Investing activities:
Purchases of furniture and equipment	(166)	(33)
Purchases of patents and licenses	(63)	(18)
Purchases of marketable securities	(15,223)	(11,574)
Maturities of marketable securities	8,699	17,081

Net cash (used in) provided by investing activities	(6,753)	5,456

Financing activities:
Proceeds from sale of common stock	21,356	39

Net cash provided by financing activities	21,356	39

Increase (decrease) in cash and cash equivalents	1,868	(2,995)
Cash and cash equivalents at beginning of period	11,941	13,824

Cash and cash equivalents at end of period	$13,809	$10,829

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Preparation

          The condensed balance sheet as of September 30, 2004, the condensed statements of operations for the three months and nine months ended September 30, 2004 and 2003, and the statements of cash flows for the nine months ended September 30, 2004 and 2003 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. There were no adjustments other than normal recurring adjustments. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Examples include accrued clinical and preclinical expenses. Actual results may differ from these estimates.

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

          The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement No. 123 for the three and nine month periods ended September 30, 2004 and 2003.

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

Net loss as reported	$(5,296)	$(3,409)	$(15,815)	$(9,450)
Add: Stock-based employee compensation expense included in reported net loss	1	1	292	2
Stock-based employee compensation expense determined under Statement No. 123	(462)	(440)	(1,045)	(191)

Pro forma net loss	$(5,757)	$(3,848)	$(16,568)	$(9,639)

Amounts per common share:
Net loss per share, as reported	$(.24)	$(.19)	$(.75)	$(.53)
Pro forma net loss per share	$(.27)	$(.22)	$(.79)	$(.55)

          On March 31, 2004, the FASB issued an Exposure Draft (“ED”), Share-Based Payment - An Amendment of FASB Statements No. 123 and 95. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for public companies for fiscal years beginning after June 15, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Note 4.  Stockholders’ Equity

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

          In addition to the 3,571,667 shares issued in the registered direct offering in February 2004, the Company issued an additional 45,641 shares during the three months ended September 30, 2004 as a result of exercises related to the Company’s stock option plan and employee stock purchase plan.  For the nine months ended September 30, 2004, a total of 284,608 additional shares have been issued for both the stock option plan and the employee stock purchase plan.

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

          We have incurred operating losses since our inception. Our accumulated deficit at September 30, 2004 was $120.5 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2003, we spent 34.1% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis and formulation of compounds;

•	preclinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations for regulatory and clinical functions; and

•	using statisticians to evaluate the results of clinical trials.

          The above expenditures for contract research and development for our current and future drug candidates will vary from quarter-to-quarter depending on the status of our research and development projects. For example, during the first quarter of 2004, we entered a Phase II trial for our lead drug candidate, forodesine hydrochloride (BCX-1777), an inhibitor of purine nucleoside phosphorylase (PNP). In addition, during the fourth quarter of 2004, we initiated a Phase I trial for forodesine hydrochloride in cutaneous t-cell lymphoma (CTCL) and a Phase I trial with BCX-4208 in healthy volunteers. As these trials progress and additional trials are started in other indications, our costs for clinical studies will increase significantly. In addition, the costs associated with the manufacturing of forodesine hydrochloride and BCX-4208 will increase as we scale up to the larger production runs required for both clinical development and additional toxicology studies.

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

Results of Operations (three months ended September 30, 2004 compared to the three months ended September 30, 2003)

          Collaborative and other research and development revenue increased to $116,000 for the quarter ended September 30, 2004 compared to $0 for the same quarter in 2003, due to revenue from the National Institutes of Health (NIH) related to the grant received for our hepatitis C inhibitor program. This increase was partially offset by decrease in interest and other income by 30.6% to $154,000 in the third quarter of 2004 compared to $222,000 in the third quarter of 2003. This decrease was due to the lower interest rate environment in 2004, which offset the higher cash balance.

          Research and development expenses increased 55.8% to $4,838,000 in the three months ended September 30, 2004 from $3,105,000 in the three months ended September 30, 2003. The increase is primarily attributed to the costs associated with the continued development of our lead drug candidate, forodesine hydrochloride. These costs include the ongoing clinical studies and manufacturing of compound on a larger scale.

          General and administrative expenses for the three months ended September 30, 2004 increased 38.4% to $728,000 as compared to $526,000 for the same period in 2003. This increase is primarily related to an increase in professional fees, including fees related to Sarbanes-Oxley compliance work and strategies for the development of forodesine hydrochloride.

Results of Operations (nine months ended September 30, 2004 compared to the nine months ended September 30, 2003)

          Collaborative and other research and development revenue increased from $0 to $159,000 in the nine months ended September 30, 2004 due to revenue from the National Institutes of Health related to the grant received for our hepatitis C inhibitor program. Interest and other income decreased 36.1% to $509,000 for the nine months ended September 30, 2004 compared to $796,000 for the nine months ended September 30, 2003, due to a substantially lower interest rate environment in 2004, more than offsetting the higher cash balances.

          Research and development expenses increased 65.5% to $14,168,000 in the nine months ended September 30, 2004 from $8,559,000 for the nine months ended September 30, 2003. The increase is primarily attributed to the costs associated with the continued development of forodesine hydrochloride, which includes the ongoing clinical studies and manufacturing of compound on a larger scale and the preclinical development of BCX-4208, our second generation inhibitor of PNP.

          General and administrative expenses for the nine months ended September 30, 2004 increased 37.2% to $2,315,000 as compared to $1,687,000 for the same period in 2003. This increase is primarily related to a non-cash expense for directors’ stock options as a result of the amendment to our stock option plan, approved by the stockholders in May and additional professional fees related to compliance with the Sarbanes-Oxley Act and the development of forodesine hydrochloride.

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

          The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within three years. The Company has not realized any losses from such investments. In addition, at September 30, 2004, approximately $8.3 million was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured. At September 30, 2004, our cash, cash equivalents and securities held-to-maturity were $34.1 million, an increase of $8.4 million from December 31, 2003, principally due to the fact that we raised an additional $21.3 million of capital during February 2004 through a registered offering of our common stock to selected institutional investors. This offering, net of expenses was approximately $20.3 million. Our cash used in operations during the first nine months of 2004 was approximately $13 million.

          We have financed some of our equipment purchases with lease lines of credit. We currently have a $500,000 general line of credit with our bank, secured by a pledge of $600,000 in marketable securities. There was nothing drawn against this line as of September 30, 2004. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2010, and a one-time option to terminate the lease on June 30, 2008 for a termination fee of approximately $124,000. The lease, as amended effective July 1, 2001 for an additional 7,200 square feet, requires us to pay monthly rent starting at $33,145 per month in July 2001 and escalating annually to a minimum of $47,437 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have deposited a U.S. Treasury security in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount is currently $265,000, which will be decreased by $65,000 annually throughout the term of the lease. Currently, we have approximately 14,000 square feet of space available for sublease, of which 3,600 square feet is currently being leased.

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

          We believe that our available funds will be sufficient to fund our operations at least through 2005. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

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

          In 2003, our operations consumed approximately $1,000,000 per month, but we expect that our monthly cash used by operations will continue to increase for the next several years. Through September 2004, our average cash used by operations has been approximately $1,500,000 per month. We are continuing to expand our existing clinical programs with forodesine hydrochloride and plan to initiate another clinical program with BCX-4208, a second generation PNP inhibitor to potentially be used for the treatment of psoriasis, during the fourth quarter 2004. These additional trials and the related manufacturing, personnel resources and testing required to support these studies will consume significant capital resources and significantly increase our expenses and our net loss. We expect our monthly burn rate to increase to approximately $2 million during the fourth quarter of 2004. This monthly burn rate could increase more in future years depending on many factors, including our ability to raise additional capital, the progress of our current and proposed clinical trials for forodesine hydrochloride and BCX-4208, and the progression of our discovery programs.

          We will be required to raise additional capital to complete the development and commercialization of our current product candidates. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale-back or eliminate certain of our research and development programs. Our plan is to raise additional capital during 2005 to provide the resources necessary to continue the development of our existing programs, while prudently managing our cash position.

Off-Balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”) or variable-interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of September 30, 2004, we are not involved in any material unconsolidated SPE or off-balance sheet arrangements.

Contractual Obligations

          A summary of our obligations to make future payments under contracts existing as of December 31, 2003 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2003. For the nine months ended September 30, 2004, the Company has entered into various contracts in the ordinary course of business for several R&D related items, including manufacturing of various compounds, additional toxicology studies and clinical trials and has already paid for some of the obligations disclosed at December 31, 2003. The net effect of these changes was to increase the purchase obligations disclosed at December 31, 2003 by a total of approximately $9.3 million of which $3.6 million would be expected to be incurred in the current year and $5.7 million in the following year. These obligations could change during the course of the year depending on the status of each of our development programs.

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

Research and Development Expenses

          Major components of R&D expenses consist of personnel costs, including salaries and benefits, clinical, regulatory and toxicology services performed by contract research organizations (CRO’s), materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. We charge clinical and preclinical study costs to expense when incurred, consistent with Statement No. 2, Accounting for Research and Development Costs. These costs are a significant component of R&D expenses.  Most of our clinical and preclinical studies are performed by third-party CRO’s. We accrue costs for studies performed by CRO’s over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of services actually performed by the CRO.

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

Risks Relating to Our Business

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses and may never be profitable

          Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of September 30, 2004, our accumulated deficit was approximately $120.5 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. We or these other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties from any future license agreements or revenues directly from product sales.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

          To date, we have financed our operations primarily from sale of our equity securities and, to a lesser extent, revenues from collaborations and interest. In 2003, our operations consumed approximately $1,000,000 per month, but we expect that our monthly cash used by operations will continue to increase for the next several years. Through September 2004, our cash used by operations averaged approximately $1,500,000 per month.  We are continuing to expand our existing clinical programs with forodesine hydrochloride and plan to initiate another clinical program with BCX-4208, a second generation PNP inhibitor to potentially be used for the treatment of psoriasis, during the fourth quarter  2004. These additional trials and the related manufacturing, personnel resources and testing required to support these studies will consume significant capital resources and significantly increase our expenses and our net loss.

          As of September 30, 2004, we had $34.1 million in cash, cash equivalents and securities. We expect our monthly burn rate to increase to approximately $2 million during the fourth quarter 2004. This monthly burn rate could increase more in future years depending on many factors, including our ability to raise additional capital, the progress of our current and proposed clinical trials for forodesine hydrochloride and BCX-4208, and the progression of our discovery programs. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

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

          We will be required to raise additional capital to complete the development and commercialization of our current product candidates. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale-back or eliminate certain of our research and development programs. Our plan is to raise additional capital during 2005 to provide the resources necessary to continue the development of our existing programs, while prudently managing our cash position. However, we cannot assure you that we will be able to obtain additional capital during the expected time frame on favorable terms or at all.

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

We may be unable to establish sales, marketing and distribution capabilities necessary to successfully commercialize products we may successfully develop

          We currently have no marketing capability and no direct or third-party sales or distribution capabilities. If we successfully develop a drug candidate and decide to commercialize it ourselves rather than relying on third parties, as we currently intend to do in the United States for forodesine hydrochloride, we may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for that product.

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

Risks Relating to Our Common Stock

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

          The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2004, the 52-week range of the market price of our stock was from $4.37 to $11.25 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholder decisions

          As of September 30, 2004, our directors, executive officers and some principal stockholders and their affiliates beneficially owned approximately 35.4% (directors and officers, together with their relevant affiliates owned 30.1%) of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

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

          In June 2002, our board of directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights (“Rights”) to the holders of our common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons who acquires more than 15% (19.9% for William W. Featheringill, a Director who currently owns approximately 13%, but owned more than 15% at the time the Rights were put in place) of our common stock on terms not approved by the board of directors.

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

Item 4. Controls and Procedures

          We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.

          There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings:

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

          None

Item 3. Defaults Upon Senior Securities:

          None

Item 4. Submission of Matters to a Vote of Security Holders:

          None

Item 5. Other Information:

          None

Item 6. Exhibits:

          a.     Exhibits:

Number	Description
3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.

3.2	Bylaws of Registrant as amended August 6, 2001.

4.1

Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B.  Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A dated June 17, 2002.

10.1

1991 Stock Option Plan as amended and restated effective March 8, 2004.  Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the second quarter ending June 30, 2004 dated August 10, 2004.

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

# Confidential treatment granted.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Birmingham, State of Alabama, on this 9th day of November, 2004.

BIOCRYST PHARMACEUTICALS, INC.

/s/Charles E. Bugg

Charles E. Bugg, Ph.D.
Chairman and Chief Executive Officer

/s/Michael A. Darwin

Michael A. Darwin
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer