Form 10-Q
period 2005-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2005-05-02
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Yes ☒	No ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of April 26, 2005 was 26,149,427.

BIOCRYST PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
March 31, 2005 and December 31, 2004
(In thousands, except per share data)

	2005	2004

	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$22,049	$8,838
Securities held-to-maturity	18,988	14,335
Prepaid expenses and other current assets	671	699

Total current assets	41,708	23,872
Securities held-to-maturity	4,889	5,530
Furniture and equipment, net	2,634	2,817
Patents	258	249

Total assets	$49,489	$32,468

Liabilities and Stockholders’ Equity
Accounts payable	$1,672	$1,970
Accrued expenses	1,011	864

Total current liabilities	2,683	2,834
Deferred revenue	300	300

Total liabilities	2,983	3,134
Stockholders’ equity:
Preferred stock: shares authorized – 5,000
Series A Convertible Preferred stock, $.01 par value; shares authorized – 1,800; shares issued and outstanding – none
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized – 21.5; shares issued and outstanding - none
Common stock, $.01 par value; shares authorized - 45,000; shares issued and outstanding - 26,149 in 2005 and 21,758 in 2004	262	218
Additional paid-in capital	177,653	154,880
Accumulated deficit	(131,409)	(125,764)

Total stockholders’ equity	46,506	29,334

Total liabilities and stockholders’ equity	$49,489	$32,468

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005 and 2004
(In thousands, except per share)
(Unaudited)

	2005	2004

Revenues:
Collaborative and other research and development	$41	$0
Expenses:
Research and development	5,175	4,983
General and administrative	696	660

Total expenses	5,871	5,643

Loss from operations	(5,830)	(5,643)
Interest and other income	185	181

Net loss	$(5,645)	$(5,462)

Amounts per common share:
Basic and diluted net loss (Note 2)	$(.24)	$(.28)

Weighted average shares outstanding (Note 2)	23,620	19,587

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004
(In thousands)
(Unaudited)

	2005	2004

Operating activities:
Net loss	$(5,645)	$(5,462)
Depreciation and amortization	224	244
Non-monetary compensation	7	13
Changes in operating assets and liabilities, net	(123)	986

Net cash used in operating activities	(5,537)	(4,219)
Investing activities:
Purchases of furniture and equipment	(41)	(123)
Purchases of patents and licenses	(9)	(6)
Purchases of marketable securities	(5,812)	(12,818)
Maturities of marketable securities	1,800	5,870

Net cash used in investing activities	(4,062)	(7,077)
Financing activities:
Employee stock purchase plan sales	65	59
Exercise of stock options	41	91
Sale of common stock, net of issuance costs	22,704	20,280

Net cash provided by financing activities	22,810	20,430

Increase in cash and cash equivalents	13,211	9,134
Cash and cash equivalents at beginning of period	8,838	8,348

Cash and cash equivalents at end of period	$22,049	$17,482

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Preparation

          The condensed balance sheet as of March 31, 2005, the condensed statements of operations for the three months ended March 31, 2005 and 2004, and the statements of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. There were no adjustments other than normal recurring adjustments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Examples include accrued clinical and preclinical expenses. Actual results could differ from those estimates.

          These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and the notes thereto included in the Company’s 2004 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The condensed balance sheet as of December 31, 2004 has been derived from the audited financial statements included in the previously mentioned Annual Report.

           Certain amounts in the Condensed Statement of Cash Flows for the three months ended March 31, 2004 have been reclassified to conform to the Condensed Statement of Cash Flows for the three months ended March 31, 2005. The changes had no effect on the results of operations previously reported.

Note 2.  Net Loss Per Share

          The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive.

Note 3.  Stock-Based Compensation

          The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).  Under APB No. 25, the Company’s stock option and employee stock purchase plans qualify as noncompensatory plans.  Under Financial Accounting Standards Board Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, outside directors are considered employees for purposes of applying APB No. 25, if they are elected by the shareholders.  Consequently, no compensation expense for employees and directors is recognized unless there has been a modification to their grants as was the case for the directors in May 2004, resulting in a recognized expense of $457,000 during 2004. Stock issued to non-employees is compensatory and compensation expense is recognized under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

          The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement No. 123 for the three month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31

	2005	2004

Net loss as reported	$(5,645)	$(5,462)
Add stock-based employee compensation expense included in reported net loss	7	13
Deduct stock-based employee compensation expense determined under Statement No. 123	(426)	(313)

Pro forma net loss	$(6,064)	$(5,762)

Amounts per common share:
Net loss per share, as reported	$(.24)	$(.28)
Pro forma net loss per share	$(.26)	$(.29)

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“Statement No. 123R”), which is a revision of Statement No. 123 and supersedes APB No. 25. The Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a grant date fair-value based method. Companies will now be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), which provided further clarification on the implementation of Statement No. 123R. In April 2005, the SEC announced a deferral of the effective date of Statement No. 123R for calendar year companies until January 1, 2006. It is expected that the new rules of Statement No. 123R will be applied on a modified prospective basis. The Company is currently evaluating option valuation methodologies and assumptions in light of Statement No. 123R and SAB 107. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted by the Company.

Note 4.  Stockholders’ Equity

          In February 2005, the Company entered into a Placement Agency Agreement with Leerink Swann & Company in connection with a registered direct offering of 4,350,000 shares of its common stock at an offering price of $5.50 per share. The common stock was issued pursuant to a prospectus supplement filed with the SEC in connection with a shelf takedown from the Company’s registration statement on Form S-3.

          In February 2005, the Company entered into stock purchase agreements with a number of institutional investors for an aggregate of 4,350,000 shares of common stock at a gross purchase price of $5.50 per share or $23.9 million.

          One of these agreements was with Baker Brothers Investments, L.P., Baker Brothers Investments II, L.P., Baker Biotech Fund I, L.P., Baker Biotech Fund II, L.P., Baker Biotech Fund II (Z), L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund III (Z), L.P., Baker/Tisch Investments, L.P., and 14159, L.P., or the Baker investors, for a total of 1,454,545 shares.  As part of this agreement, the Company has granted the Baker investors the right to appoint a member to its board of directors effective as of the closing of the offering, or for a period of twelve months following the closing.  The Baker investors have not exercised this right.

          The Company also issued an additional 41,140 shares during the three months ended March 31, 2005 as a result of exercises related to the Company’s stock option plan and employee stock purchase plan.

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

          We have incurred operating losses since our inception. Our accumulated deficit at March 31, 2005 was $131.4 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2004, we spent 45.5% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis and formulation of compounds;

•	preclinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations for regulatory and clinical functions; and

•	using statisticians to evaluate the results of clinical trials.

          The above expenditures for contract research and development for our current and future drug candidates will vary from quarter-to-quarter depending on the status of our research and development projects. For example, during the first quarter of 2004, we entered a Phase II trial for our lead drug candidate, Fodosine™ (“forodesine hydrochloride”, or “BCX-1777”), an inhibitor of purine nucleoside phosphorylase. In addition, during the fourth quarter of 2004, we initiated a Phase I trial for Fodosine™ in cutaneous T-cell lymphoma (“CTCL”) and a Phase I trial with BCX-4208 in healthy volunteers. As these trials progress and additional trials are started in other indications, our costs for clinical studies will increase significantly. In addition, the costs associated with the manufacturing of Fodosine™ and BCX-4208 will increase as we scale up to the larger production runs required for both clinical development and additional toxicology studies.

          Changes in our existing and future research and development and collaborative relationships also will impact the status of our research and development projects. Although we may, in some cases, be able to control the timing of development expenses, in part by accelerating or decelerating certain of these costs, many of these costs will be incurred irrespective of whether we are able to discover drug candidates or obtain collaborative partners for commercialization. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. If we fail to meet the research, clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the price of our common stock.

Results of Operations (three months ended March 31, 2005 compared to the three months ended March 31, 2004)

          Collaborative and other research and development revenues increased to $41,000 in the three months ended March 31, 2005 compared to $0 in the three months ended March 31, 2004, due to revenue from the National Institutes of Health related to an SBIR grant for support of our hepatitis C program.  Interest and other income increased 2.2% to $185,000 in the first quarter of 2005 compared to $181,000 in the first quarter of 2004.

          Research and development expenses increased 3.9% to $5,175,000 in the three months ended March 31, 2005 from $4,983,000 in the three months ended March 31, 2004. The increase is primarily attributable to increased expenses related to the clinical trials for our lead drug candidates, Fodosine™ and BCX-4208. These increases were partially offset by a decrease in preclinical testing related to BCX-4208 incurred in 2004 prior to its clinical development.

          General and administrative expenses for the three months ended March 31, 2005 increased 5.5% to $696,000 as compared to $660,000 for the same period in 2004, primarily due to additional compensation cost which included the hiring of a Vice President of Business Development in February 2005.

Liquidity and Capital Resources

          Cash expenditures have exceeded revenues since the Company’s inception. Our operations have principally been funded through public offerings and private placements of equity and debt securities. For example, during February 2005, we raised $23.9 million (approximately $22.7 million net of expenses) through the sale of 4,350,000 shares of our common stock. Other sources of funding have included the following:

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

          The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within three years. The Company has not realized any losses from such investments. In addition, at March 31, 2005, approximately $19.9 million was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured. At March 31, 2005, our cash, cash equivalents and securities held-to-maturity were $45.9 million, which included $2.1 million in certificates of deposit at two financial institutions.

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

          In 2004, our operations consumed approximately $1,500,000 per month, but we expect that our monthly cash used by operations will continue to increase for the next several years. During 2005, we plan to both expand our existing clinical programs and initiate clinical programs for several new disease indications. These additional trials and the related manufacturing, personnel resources and testing required to support these studies will consume significant capital resources and significantly increase our expenses and our net loss. As of March 31, 2005, we had $45.9 million in cash, cash equivalents and securities. We raised $23.9 million gross (approximately $22.7 million net of expenses) of capital during February 2005 to provide the resources necessary to continue the development of our existing programs, while prudently maintaining our cash position. We expect our monthly burn rate to increase to approximately $2 million during 2005, as our lead candidates advance through the clinical trials planned for 2005. This monthly burn rate could increase more as the year progresses and in future years depending on many factors, including our ability to raise additional capital, the progress of our current and proposed clinical trials for both Fodosine™ and BCX-4208, and the progression of our discovery programs.

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

Off-Balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of March 31, 2005, we are not involved in any material unconsolidated SPE or off-balance sheet arrangements.

Contractual Obligations

          A summary of our obligations to make future payments under contracts existing as of December 31, 2004 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2004. For the three months ended March 31, 2005, the Company has entered into various contracts in the ordinary course of business for several R&D related items, including manufacturing of various compounds, additional toxicology studies and clinical trials and has already paid for some of the obligations disclosed at December 31, 2004. The net effect of these changes was to decrease the purchase obligations disclosed at December 31, 2004 by a total of approximately $1.0 million. These obligations could change during the course of the year depending on the status of each of our development programs.

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

Research and Development Expenses

          Major components of R&D expenses consist of personnel costs, including salaries and benefits, clinical, regulatory and toxicology services performed by contract research organizations (“CRO’s”), materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. We charge clinical and preclinical study costs to expense when incurred, consistent with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. These costs are a significant component of R&D expenses.  Most of our clinical and preclinical studies are performed by third-party CRO’s. We accrue costs for studies performed by CRO’s over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of services actually performed by the CRO.

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

Risks Relating to Our Business

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses and may never be profitable

          Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of March 31, 2005, our accumulated deficit was approximately $131.4 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. We or these other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties from any future license agreements or revenues directly from product sales.

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

          As of March 31, 2005, we had $45.9 million in cash, cash equivalents and securities. We raised $23.9 million gross (approximately $22.7 million net of expenses) of capital during February 2005 to provide the resources necessary to continue the development of our existing programs, while prudently maintaining our cash position. We expect our monthly burn rate to increase to approximately $2 million during 2005, as our lead candidates advance through the clinical trials planned for 2005. This monthly burn rate could increase more as the year progresses and in future years depending on many factors, including our ability to raise additional capital, the progress of our current and proposed clinical trials for both Fodosine™ and BCX-4208, and the progression of our discovery programs. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

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

          In June 1995, we notified the FDA that we submitted incorrect data for our Phase II studies of BCX-34 applied to the skin for CTCL and psoriasis. The FDA inspected us in November 1995 and issued us a List of Inspectional Observations, Form FDA 483, which cited our failure to follow good clinical practices. The FDA also inspected us in June 1996. The focus was on the two 1995 Phase II dose-ranging studies of topical BCX-34 for the treatment of CTCL and psoriasis. As a result of the investigation, the FDA issued us a Form FDA 483, which cited our failure to follow good clinical practices. We are no longer developing BCX-34; however, as a consequence of these two investigations, our ongoing and future clinical studies may receive increased scrutiny, which may delay the regulatory review process.

We may be unable to establish sales, marketing and distribution capabilities necessary to successfully commercialize products we may successfully develop

          We currently have no marketing capability and no direct or third-party sales or distribution capabilities. If we successfully develop a drug candidate and decide to commercialize it ourselves rather than relying on third parties, as we currently intend to do in the United States for Fodosine™, we may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for that product.

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

Risks Relating to Our Common Stock

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

          The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2005, the 52-week range of the market price of our stock was from $4.32 to $11.25 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Because stock ownership is concentrated, you and other investors will have limited influence on stockholder decisions

          As of March 31, 2005, our directors, executive officers and some principal stockholders and their affiliates beneficially owned approximately 43.9% (directors and officers, together with their relevant affiliates owned 25.6%) of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

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

Item 4. Controls and Procedures

          We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.

          There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

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

10.8

Stock Purchase Agreement, dated as of February 17, 2004, by and among BioCryst Pharmaceuticals, Inc., Caduceus Private Investments II, LP, Caduceus Private Investments II (QP), LP and UBS Juniper Crossover Fund, L.L.C. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 17, 2004.

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

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# Confidential treatment granted.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of May, 2005.

BIOCRYST PHARMACEUTICALS, INC.

/s/ CHARLES E. BUGG

Charles E. Bugg, Ph.D.
Chairman and Chief Executive Officer

/s/ MICHAEL A. DARWIN

Michael A. Darwin
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer