Form 10-Q
period 2005-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2005-08-05
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of July 26, 2005 was 26,158,796.

BIOCRYST PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(In thousands, except per share data)

	2005	2004

	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$9,240	$8,838
Securities held-to-maturity	23,812	14,335
Prepaid expenses and other current assets	739	699

Total current assets	33,791	23,872
Securities held-to-maturity	6,910	5,530
Furniture and equipment, net	2,456	2,817
Patents	268	249

Total assets	$43,425	$32,468

Liabilities and Stockholders’ Equity
Accounts payable	$1,208	$1,970
Accrued expenses	1,053	864

Total current liabilities	2,261	2,834
Deferred revenue	300	300

Total liabilities	2,561	3,134
Stockholders’ equity:
Preferred stock: shares authorized – 5,000
Series A Convertible Preferred stock, $.01 par value; shares authorized – 1,800; shares issued and outstanding – none
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized – 21.5; shares issued and outstanding – none
Common stock, $.01 par value; shares authorized – 45,000; shares issued and outstanding – 26,149 in 2005 and 21,758 in 2004	262	218
Additional paid-in capital	177,659	154,880
Accumulated deficit	(137,057)	(125,764)

Total stockholders’ equity	40,864	29,334

Total liabilities and stockholders’ equity	$43,425	$32,468

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
Periods Ended June 30, 2005 and 2004
(In thousands, except per share)
(Unaudited)

	Three Months		Six Months

	2005	2004	2005	2004

Revenues:
Collaborative and other research and development	$58	$43	$99	$43
Expenses:
Research and development	5,263	4,348	10,438	9,331
General and administrative	727	926	1,423	1,586

Total expenses	5,990	5,274	11,861	10,917

Loss from operations	(5,932)	(5,231)	(11,762)	(10,874)
Interest and other income	284	174	469	355

Net loss	$(5,648)	$(5,057)	$(11,293)	$(10,519)

Amounts per common share:
Basic and diluted net loss (Note 2)	$(.22)	$(.23)	$(.45)	$(.51)

Weighted average shares outstanding (Note 2)	26,149	21,618	24,891	20,602

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
(In thousands)
(Unaudited)

	2005	2004

Operating activities:
Net loss	$(11,293)	$(10,519)
Depreciation and amortization	441	487
Non-monetary compensation	13	316
Changes in operating assets and liabilities, net	(613)	845

Net cash used in operating activities	(11,452)	(8,871)
Investing activities:
Purchases of furniture and equipment	(78)	(142)
Purchases of patents and licenses	(21)	(16)
Purchases of marketable securities	(15,987)	(16,335)
Maturities of marketable securities	5,130	9,315

Net cash used in investing activities	(10,956)	(7,178)
Financing activities:
Employee stock purchase plan sales	65	59
Exercise of stock options	41	824
Sale of common stock, net of issuance costs	22,704	20,280

Net cash provided by financing activities	22,810	21,163

Increase in cash and cash equivalents	402	5,114
Cash and cash equivalents at beginning of period	8,838	8,348

Cash and cash equivalents at end of period	$9,240	$13,462

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Preparation

          The condensed balance sheet as of June 30, 2005, the condensed statements of operations for the three months and six months ended June 30, 2005 and 2004, and the statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. There were no adjustments other than normal recurring adjustments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Examples include accrued clinical and preclinical expenses. Actual results could differ from those estimates.

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

          Certain amounts in the Condensed Statement of Cash Flows for the six months ended June 30, 2004 have been reclassified to conform to the Condensed Statement of Cash Flows for the six months ended June 30, 2005. The changes had no effect on the results of operations previously reported.

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

          The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement No. 123 for the three and six month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Net loss as reported	$(5,648)	$(5,057)	$(11,293)	$(10,519)
Add stock-based employee compensation expense included in reported net loss	6	303	13	316
Deduct stock-based employee compensation expense determined under Statement No. 123	(437)	(741)	(863)	(1,054)

Pro forma net loss	$(6,079)	$(5,495)	$(12,143)	$(11,257)

Amounts per common share:
Net loss per share, as reported	$(.22)	$(.23)	$(.45)	$(.51)
Pro forma net loss per share	$(.23)	$(.25)	$(.49)	$(.55)

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

          The Company also issued an additional 41,140 shares during the six months ended June 30, 2005 as a result of exercises related to the Company’s stock option plan and employee stock purchase plan, none of which was issued during the three months ended June 30, 2005.

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

          We have incurred operating losses since our inception. Our accumulated deficit at June 30, 2005 was $137.1 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2004, we spent 45.5% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis and formulation of compounds;

•	preclinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations for regulatory and clinical functions; and

•	using statisticians to evaluate the results of clinical trials.

          The above expenditures for contract research and development for our current and future drug candidates will vary from quarter-to-quarter depending on the status of our research and development projects. For example, during the first quarter of 2004, we entered a Phase II trial for our lead drug candidate, Fodosine™ (“forodesine hydrochloride”, or “BCX-1777”), an inhibitor of purine nucleoside phosphorylase. In addition, during the fourth quarter of 2004, we initiated a Phase I trial for Fodosine™ in cutaneous T-cell lymphoma (“CTCL”) and a Phase I clinical trial with BCX-4208 in healthy volunteers. As these trials progress and additional trials are started in other indications, our costs for clinical studies will increase significantly. In addition, the costs associated with the manufacturing of Fodosine™ and BCX-4208 will increase as we scale up to the larger production runs required for both clinical development and additional toxicology studies.

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

Results of Operations (three months ended June 30, 2005 compared to the three months ended June 30, 2004)

          Collaborative and other research and development revenues increased 34.9% to $58,000 in the three months ended June 30, 2005 compared to $43,000 in the three months ended June 30, 2004, due to an increase in revenue from the National Institutes of Health related to an SBIR grant for support of our hepatitis C program.  Interest and other income increased 63.2% to $284,000 in the second quarter of 2005 compared to $174,000 in the second quarter of 2004, primarily due to a more favorable interest rate environment during 2005.

          Research and development expenses increased 21.0% to $5,263,000 in the three months ended June 30, 2005 from $4,348,000 in the three months ended June 30, 2004. The increase is primarily attributable to additional toxicology studies supporting the clinical development for the oral formulation of our lead drug candidate, Fodosine™, plus other expenses related directly to the clinical development for both Fodosine™ and BCX-4208.

          General and administrative expenses for the three months ended June 30, 2005 decreased 21.5% to $727,000 as compared to $926,000 for the same period in 2004, primarily due to a non-cash expense in 2004 related to stock options as a result of the amendment to our stock option plan approved by the shareholders in May 2004, which was partially offset by an increase in salary expense.

Results of Operations (six months ended June 30, 2005 compared to the six months ended June 30, 2004)

          Collaborative and other research and development revenue increased 130.2% to $99,000 for the six months ended June 30, 2005 from $43,000 for the six months ended June 30, 2004, due to an increase in revenue from the National Institutes of Health related to the grant received for our hepatitis C inhibitor program. Interest and other income increased 32.1% to $469,000 for the six months ended June 30, 2005 compared to $355,000 for the six months ended June 30, 2004, primarily due to a more favorable interest rate environment in 2005.

          Research and development expenses increased 11.9% to $10,438,000 in the six months ended June 30, 2005 from $9,331,000 for the six months ended June 30, 2004. The increase is primarily attributed to the costs associated with the continued clinical development of Fodosine™ and the clinical development for BCX-4208, our second generation inhibitor of PNP, which started in the fourth quarter of 2004.

          General and administrative expenses for the six months ended June 30, 2005 decreased 10.3% to $1,423,000 as compared to $1,586,000 for the same period in 2004, primarily due to a non-cash expense in 2004 related to stock options as a result of the amendment to our stock option plan approved by the shareholders in May 2004, which was partially offset by an increase in salary expense.

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

          In addition, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with other parties to conduct certain research and development and using consultants. We expect to incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities and undertake additional preclinical studies and clinical trials of compounds which have been or may be discovered. We also expect to incur substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical products advance through later stages of development.

          The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within three years. The Company has not realized any losses from such investments. In addition, at June 30, 2005, approximately $7.5 million was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured. At June 30, 2005, our cash, cash equivalents and securities held-to-maturity were $40.0 million, which included a $1.0 million certificate of deposit at a large financial institution.

          We have financed some of our equipment purchases with lease lines of credit. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2010 and a one-time option to terminate the lease on June 30, 2008 for a termination fee of approximately $124,000. The lease, as amended effective July 1, 2001 for an additional 7,200 square feet, requires us to pay monthly rent starting at $33,145 per month in July 2001 and escalating annually to a minimum of $47,437 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have deposited a U.S. Treasury security in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount is currently $196,000, which can be decreased by $65,000 annually throughout the term of the lease. Currently, we have approximately 14,000 square feet of space available for sublease, of which 3,600 square feet are currently being leased.

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

          We believe that our available funds will be sufficient to fund our operations at least through 2006. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	the progress of our research, drug discovery and development programs;

•	changes in existing collaborative relationships;

•	our ability to establish additional collaborative relationships;

•	our ability to negotiate favorable development and marketing strategic alliances for our drug candidates;

•	the magnitude of our research and development programs;

•	the scope and results of preclinical studies and clinical trials to identify drug candidates;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	our dependence on others for development and commercialization of our product candidates, and

•	successful commercialization of our products consistent with our licensing strategy.

          In 2004, our operations consumed approximately $1.5 million per month, and the run rate at the end of the second quarter 2005 was approximately $2 million. We expect that our monthly cash used by operations will continue to increase for the next several years. During the second half of 2005, we plan to both expand our existing clinical programs and initiate clinical programs for several new disease indications. These additional trials and the related manufacturing, personnel resources and testing required to support these studies will consume significant capital resources and will increase our expenses and our net loss. As of June 30, 2005, we had $40.0 million in cash, cash equivalents and securities. We raised cash totaling $23.9 million gross (approximately $22.7 million net of expenses) through the sale of equity during February 2005 to provide the resources necessary to continue the development of our existing programs, while prudently maintaining our cash position. We expect our monthly burn rate to increase to approximately $2.5 million during the second half of 2005, as our lead candidates advance through the clinical trials currently ongoing and planned for 2005. This monthly burn rate could vary significantly depending on many factors, including our ability to raise additional capital, our ability to establish partnerships for our drug candidates, the progress of our current and proposed clinical trials for Fodosine™, BCX-4208 and BCX-4678 and the progression of our other programs.

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

Off-Balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of June 30, 2005, we are not involved in any material unconsolidated SPE or off-balance sheet arrangements.

Contractual Obligations

          A summary of our obligations to make future payments under contracts existing as of December 31, 2004 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2004. For the six months ended June 30, 2005, the Company has entered into various contracts in the ordinary course of business for several R&D related items, including manufacturing of various compounds, additional toxicology studies and clinical trials and has already paid for some of the obligations disclosed at December 31, 2004. The net effect of these changes was to decrease the purchase obligations disclosed at December 31, 2004 by a total of approximately $0.2 million. These obligations could change during the course of the year depending on the status of each of our development programs.

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

Patents and Licenses

          Patents and licenses are recorded at cost and amortized on a straight-line basis over their estimated useful lives or 20 years, whichever is less. These costs are reviewed periodically in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to determine any impairment that needs to be recognized. For 2004, we recognized an impairment charge of $8,339.

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

Risks Relating to Our Business

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses and may never be profitable

          Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of June 30, 2005, our accumulated deficit was approximately $137.1 million. To become profitable, we must successfully develop drug candidates, enter into profitable agreements with other parties and our drug candidates must receive regulatory approval. We or these other parties must then successfully manufacture and market our drug candidates. It could be several years, if ever, before we receive royalties from any future license agreements or revenues directly from product sales.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

          To date, we have financed our operations primarily from sale of our equity securities and, to a lesser extent, revenues from collaborations and interest. In 2004, our operations consumed approximately $1.5 per month and the run rate at the end of the second quarter was approximately $2.0 million. We expect that our monthly cash used by operations will continue to increase for the next several years. During the second half of 2005, we plan to both expand our existing clinical programs and initiate clinical programs for several new disease indications. These additional trials and the related manufacturing, personnel resources and testing required to support these studies will consume significant capital resources and will increase our expenses and our net loss.

          As of June 30, 2005, we had $40.0 million in cash, cash equivalents and securities. We raised cash totaling $23.9 million gross (approximately $22.7 million net of expenses) through the sale of equity during February 2005 to provide the resources necessary to continue the development of our existing programs, while prudently maintaining our cash position. We expect our monthly burn rate to increase to approximately $2.5 million during the second half of 2005, as our lead candidates advance through the clinical trials currently ongoing and planned for 2005. This monthly burn rate could vary significantly depending on many factors, including our ability to raise additional capital, our ability to establish partnerships for our drug candidates, the progress of our current and proposed clinical trials for Fodosine™ , BCX-4208 and BCX-4678, and the progression of our other programs. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	the progress of our research, drug discovery and development programs;

•	changes in existing collaborative relationships;

•	our ability to establish additional collaborative relationships;

•	our ability to negotiate favorable development and marketing alliances for our drug candidates;

•	the magnitude of our research and development programs;

•	the scope and results of preclinical studies and clinical trials to identify drug candidates;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	our dependence on others for development and commercialization of our product candidates; and

•	successful commercialization of our products consistent with our licensing strategy.

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

          Even more critical to our success is our ability to enter into successful collaborations for the late-stage clinical development, regulatory approval, manufacturing, marketing, sales and distribution of our drug candidates. Our general strategy is to rely upon other parties for all of these steps so that we can focus exclusively on the key areas of our expertise. For some smaller niche markets, we may perform these steps ourselves and outsource those functions where we do not have the internal expertise. This heavy reliance upon third parties for these critical functions presents several risks, including:

•	we may not be able to negotiate favorable arrangements with collaborators for later stage clinical development, marketing, sales and distribution of our drug candidates;

•	these contracts may expire or the other parties to the contract may terminate them;

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration;

•	our partners may not devote sufficient capital or resources towards our drug candidates;

•	our partners may not comply with applicable government regulatory requirements; and

•	our manufacturing partners may not be able to manufacture our compounds in the quantities required or to the specifications required by the regulatory authorities.

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

We may be unable to establish sales, marketing and distribution capabilities necessary to successfully commercialize products we may successfully develop

          We currently have no marketing capability and no direct or third-party sales or distribution capabilities. If we successfully develop a drug candidate and decide to commercialize it ourselves rather than relying on third parties, as we are considering doing in the United States for Fodosine™, we may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for that product.

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

Risks Relating to Our Common Stock

Our stock price is likely to be highly volatile and the value of your investment could decline significantly

          The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2005, the 52-week range of the market price of our stock was from $3.68 to $7.56 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Because stock ownership is concentrated, you and other investors will have limited influence on stockholder decisions

          As of June 30, 2005, our directors, executive officers and some principal stockholders and their affiliates beneficially owned approximately 43.9% (directors and officers, together with their relevant affiliates owned 25.5%) of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

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

          In June 2002, our board of directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights (“Rights”) to the holders of our common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons who acquires more than 15% (19.9% for William W. Featheringill, a Director who owned approximately 11% as of June 30, 2005, but owned more than 15% at the time the Rights were put in place) of our common stock on terms not approved by the board of directors.

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

Item 4.  Controls and Procedures

          We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.

          There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings:

              None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

              None

Item 3.  Defaults Upon Senior Securities:

              None

Item 4.  Submission of Matters to a Vote of Security Holders:

(a)	The Company’s annual meeting of stockholders was held on May 11, 2005.

(b)	Messrs. Featheringill, Sherrill, and Spencer were elected as directors for three-year terms expiring in 2008. Messrs. Bennett, Horovitz, Steer, Bugg, Gordon and Higgins continue as directors.

(c)	Motion before stockholders:

	1.	Election of three directors as follows -

Name	Votes For	Abstentions/ Withheld

William W. Featheringill	23,352,091	83,005
Joseph H. Sherrill, Jr.	23,351,391	83,705
William M. Spencer, III	23,346,391	88,705

(d)	Not applicable.

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

10.10	Employment Letter Agreement dated February 1, 2005 between the Registrant and Randall B. Riggs. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2005.

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

10.12	Employment Letter Agreement dated May 4, 2005 between the Registrant and Jonathan M. Nugent. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2005.
10.13	Officer salaries 2005 Term Sheet.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# Confidential treatment granted.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of August, 2005.

BIOCRYST PHARMACEUTICALS, INC.

/s/CHARLES E. BUGG

Charles E. Bugg, Ph.D.
Chairman and Chief Executive Officer

/s/MICHAEL A. DARWIN

Michael A. Darwin
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer