Form 10-Q
period 2005-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2005-11-07
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes   ☐  No   ☒.

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of October 28, 2005 was 26,450,181.

BIOCRYST PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
September 30, 2005 and December 31, 2004
(In thousands, except per share data)

	2005	2004

	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$9,097	$8,838
Securities held-to-maturity	21,738	14,335
Prepaid expenses and other current assets	644	699

Total current assets	31,479	23,872
Securities held-to-maturity	4,048	5,530
Furniture and equipment, net	2,342	2,817
Patents	284	249

Total assets	$38,153	$32,468

Liabilities and Stockholders’ Equity
Accounts payable	$2,231	$1,970
Accrued expenses	1,216	864

Total current liabilities	3,447	2,834
Deferred revenue	300	300

Total liabilities	3,747	3,134
Stockholders’ equity:
Preferred stock: shares authorized – 5,000
Series A Convertible Preferred stock, $.01 par value; shares authorized – 1,800; shares issued and outstanding – none
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized – 21.5; shares issued and outstanding – none
Common stock, $.01 par value; shares authorized – 45,000; shares issued and outstanding – 26,365 in 2005 and 21,758 in 2004	264	218
Additional paid-in capital	178,844	154,880
Accumulated deficit	(144,702)	(125,764)

Total stockholders’ equity	34,406	29,334

Total liabilities and stockholders’ equity	$38,153	$32,468

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
Periods Ended September 30, 2005 and 2004
(In thousands, except per share)
(Unaudited)

	Three Months		Nine Months

	2005	2004	2005	2004

Revenues:
Collaborative and other research and development	$32	$116	$131	$159
Expenses:
Research and development	7,164	4,838	17,602	14,168
General and administrative	795	728	2,218	2,315

Total expenses	7,959	5,566	19,820	16,483

Loss from operations	(7,927)	(5,450)	(19,689)	(16,324)
Interest and other income	282	154	751	509

Net loss	$(7,645)	$(5,296)	$(18,938)	$(15,815)

Amounts per common share:
Basic and diluted net loss (Note 2)	$(.29)	$(.24)	$(.75)	$(.75)

Weighted average shares outstanding (Note 2)	26,209	21,706	25,336	20,973

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004
(In thousands)
(Unaudited)

	2005	2004

Operating activities:
Net loss	$(18,938)	$(15,815)
Depreciation and amortization	657	726
Non-monetary compensation	20	329
Changes in operating assets and liabilities, net	668	2,025

Net cash used in operating activities	(17,593)	(12,735)
Investing activities:
Purchases of furniture and equipment	(179)	(166)
Purchases of patents and licenses	(38)	(63)
Purchases of marketable securities	(16,050)	(17,351)
Maturities of marketable securities	10,129	10,831

Net cash used in investing activities	(6,138)	(6,749)
Financing activities:
Employee stock purchase plan sales	137	118
Exercise of stock options	1,168	958
Sale of common stock, net of issuance costs	22,685	20,280

Net cash provided by financing activities	23,990	21,356

Increase in cash and cash equivalents	259	1,872
Cash and cash equivalents at beginning of period	8,838	8,348

Cash and cash equivalents at end of period	$9,097	$10,220

See accompanying notes to condensed financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Preparation

     The condensed balance sheet as of September 30, 2005, the condensed statements of operations for the three months and nine months ended September 30, 2005 and 2004, and the statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. There were no adjustments other than normal recurring adjustments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Examples include accrued clinical and preclinical expenses. Actual results could differ from those estimates.

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

     Certain amounts in the Condensed Statement of Cash Flows for the nine months ended September 30, 2004 have been reclassified to conform to the Condensed Statement of Cash Flows for the nine months ended September 30, 2005. The changes had no effect on the results of operations previously reported.

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

Note 3.  Stock-Based Compensation

     The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  Under APB 25, the Company’s stock option and employee stock purchase plans qualify as noncompensatory plans.  Under Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, outside directors are considered employees for purposes of applying APB 25, if they are elected by the shareholders.  Consequently, no compensation expense for employees and directors is recognized unless there has been a modification to their grants as was the case for the directors in May 2004, resulting in a recognized expense of $457,000 during 2004. Stock issued to non-employees is compensatory and compensation expense is recognized under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

     The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement 123 for the three and nine month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Net loss as reported	$(7,645)	$(5,296)	$(18,938)	$(15,815)
Add stock-based employee compensation expense included in reported net loss	7	13	20	329
Deduct stock-based employee compensation expense determined under Statement No. 123	(449)	(535)	(1,312)	(1,589)

Pro forma net loss	$(8,087)	$(5,818)	$(20,230)	$(17,075)

Amounts per common share:
Net loss per share, as reported	$(.29)	$(.24)	$(.75)	$(.75)
Pro forma net loss per share	$(.31)	$(.27)	$(.80)	$(.81)

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of Statement 123 and supersedes APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), which provided further clarification on the implementation of Statement No. 123(R). Statement 123(R) originally required adoption no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates for Statement 123(R). Under the SEC’s new rule, the Company will be required to apply Statement 123(R) as of January 1, 2006, which is the date it will be adopted by the Company.

     Statement 123(R) permits public companies to adopt its requirements using on of two methods, a “modified prospective” method or a “modified retrospective” method. Both methods are similar, except that the modified retrospective method permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt Statement 123(R) using the modified prospective basis in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption if the Company is able to benefit from these tax deductions. The Company cannot estimate what those amounts will be in the future because they depend on other things such as the Company having net income and when employees may exercise stock options. Since the Company has always maintained a net operating loss, it has never realized the benefit of these tax deductions.

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

     One of these agreements was with Baker Brothers Investments, L.P., Baker Brothers Investments II, L.P., Baker Biotech Fund I, L.P., Baker Biotech Fund II, L.P., Baker Biotech Fund II (Z), L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund III (Z), L.P., Baker/Tisch Investments, L.P., and 14159, L.P., or the Baker investors, for a total of 1,454,545 shares.  As part of this agreement, the Company has granted the Baker investors the right to appoint a member to its board of directors effective as of the closing of the offering, or for a period of twelve months following the closing.  The Baker investors exercised this right in October 2005 and selected Stephen R. Biggar, M.D., Ph.D. to be appointed to our board effective October 3, 2005.

     In addition to the 4,350,000 shares issued in the registered direct offering in February 2005, the Company has also issued an additional 256,294 shares during the nine months ended September 30, 2005 as a result of exercises related to the Company’s stock option plan and employee stock purchase plan, of which 215,154 were issued during the three months ended September 30, 2005.

Note 5.  Securities Held-to-Maturity

     The Company is required to classify debt and equity securities as held-to-maturity, available-for-sale or trading. The appropriateness of each classification is reassessed at each reporting date. The Company currently classifies all debt and equity securities as held-to-maturity.  At September 30, 2005 securities held-to-maturity totaled approximately $25.8 million consisted of U.S. Treasury and Agency securities carried at amortized cost.  The estimated fair value of these securities was approximately $25.7 million based on independent market prices. While this represents an unrealized loss position, management does not believe the loss represents an other-than-temporary impairment as the Company has the ability and intent to hold the securities until maturity, at which time the cost of the investments will be recovered.

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

•

establishing collaborative relationships with third parties for contract research related to the development of our drug candidates to support manufacturing, clinical development and regulatory compliance;

•

establishing collaborative relationships with biotechnology or pharmaceutical companies and governmental agencies or other third parties for the further development and potential commercialization of our compounds;

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

     We have incurred operating losses since our inception. Our accumulated deficit at September 30, 2005 was $144.7 million. We will require substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2004, we spent 45.5% of our research and development expenses on contract research and development, including:

•	payments to consultants;

•	funding of research at academic institutions;

•	large scale synthesis and formulation of compounds;

•	preclinical studies;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations for regulatory and clinical functions; and

•	using statisticians to evaluate the results of clinical trials.

     The above expenditures for contract research and development for our current and future drug candidates will vary from quarter-to-quarter depending on the status of our research and development projects. For example, during the third quarter of 2005, we initiated a Phase I trial in healthy volunteers for our lead drug candidate, Fodosine™ (“BCX-1777”), an inhibitor of purine nucleoside phosphorylase (“PNP”). Results from this trial will be used to assist in facilitating the design of a proposed Phase IIb pivotal clinical program in patients with T-cell leukemia, using a combination of intravenous and oral formulations of Fodosine™.  In addition, during the third quarter of 2005, we initiated a Phase Ib clinical trial with BCX-4208, our second generation PNP inhibitor and a Phase II clinical trial in patients with advanced, fludarabine-refractory chronic lymphocytic leukemia (“CLL”). As these trials progress and additional trials are started in other indications, our costs for clinical studies will increase significantly. In addition, the costs associated with the manufacturing of Fodosine™, BCX-4208, BCX-4678 and peramivir will increase as we scale up to the larger production runs required for both clinical development and additional toxicology studies required for each of these programs.

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

Results of Operations (three months ended September 30, 2005 compared to the three months ended September 30, 2004)

     Collaborative and other research and development revenues decreased 72.4% to $32,000 in the three months ended September 30, 2005 compared to $116,000 in the three months ended September 30, 2004, due to an decrease in revenue from the National Institutes of Health related to an SBIR grant for support of our hepatitis C program.  The original grant became effective in July 2003 for a two year period and the scope of work under the grant is nearing completion.  Interest and other income increased 83.1% to $282,000 in the third quarter of 2005 compared to $154,000 in the third quarter of 2004, primarily due to a more favorable interest rate environment during 2005.

     Research and development expenses increased 48.1% to $7,164,000 in the three months ended September 30, 2005 from $4,838,000 in the three months ended September 30, 2004. The increase is primarily attributable to contract research and clinical trial expenses related to the clinical development of our lead drug candidates, Fodosine™ and BCX-4208. There were several additional clinical trials initiated during the third quarter of 2005 for these drug candidates.

     General and administrative expenses for the three months ended September 30, 2005 increased 9.2% to $795,000 as compared to $728,000 for the same period in 2004, primarily due to additional compensation expense from an increase in personnel which was partially offset by a decrease in professional fees.

Results of Operations (nine months ended September 30, 2005 compared to the nine months ended September 30, 2004)

     Collaborative and other research and development revenue decreased 17.6% to $131,000 for the nine months ended September 30, 2005 from $159,000 for the nine months ended September 30, 2004, due to a reduction in revenue from the National Institutes of Health related to the grant received for our hepatitis C inhibitor program. The original grant became effective in July 2003 for a two year period and the scope of work under the grant is nearing completion. Interest and other income increased 47.5% to $751,000 for the nine months ended September 30, 2005 compared to $509,000 for the nine months ended September 30, 2004, primarily due to a more favorable interest rate environment in 2005.

     Research and development expenses increased 24.2% to $17,602,000 in the nine months ended September 30, 2005 from $14,168,000 for the nine months ended September 30, 2004. The increase is primarily attributable to contract research and clinical trial expenses related to the clinical development of our lead drug candidates, Fodosine™ and BCX-4208. There were several additional clinical trials initiated during the third quarter of 2005 and two trials initiated during the fourth quarter of 2004 for these drug candidates.

     General and administrative expenses for the nine months ended September 30, 2005 decreased 4.2% to $2,218,000 as compared to $2,315,000 for the same period in 2004, primarily due to a non-cash expense in 2004 related to stock options as a result of the amendment to our stock option plan approved by the shareholders in May 2004, which was partially offset by an increase in salary expense plus a reduction in professional fees and maintenance costs.

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

     In addition, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with other parties to conduct certain research and development and using consultants. We expect to incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities, undertake additional preclinical studies and clinical trials of compounds which have been or may be discovered and as we increase the manufacturing of our compounds for clinical trials and toxicology studies. We also expect to incur substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical products advance through later stages of development.

     The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within three years. The Company has not realized any losses from such investments. In addition, at September 30, 2005, approximately $6.8 million was invested in the Merrill Lynch Premier Institutional Fund, which invests primarily in commercial paper, U.S. government and agency bills and notes, corporate notes, certificates of deposit and time deposits. The Merrill Lynch Premier Institutional Fund is not insured. At September 30, 2005, our cash, cash equivalents and securities held-to-maturity were $34.9 million.

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

     We believe that our available funds will be sufficient to fund our operations at least through 2006. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	the progress of our research, drug discovery and development programs;

•	changes in existing collaborative relationships;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	our ability to negotiate favorable development and marketing strategic alliances for our drug candidates;

•	the magnitude of our research and development programs;

•	the scope and results of preclinical studies and clinical trials to identify drug candidates;

•	the scope of manufacturing of our drug candidates to support our preclinical research and clinical trials;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	our dependence on others for development and commercialization of our product candidates; and

•	successful commercialization of our products consistent with our licensing strategy.

     In 2004, our operations consumed approximately $1.5 million per month, and the burn rate at the end of the third quarter 2005 was approximately $2.1 million per month. We expect that our monthly cash used by operations will continue to increase for the next several years. Since the first half of 2005, we have initiated three additional clinical trials, two in healthy volunteers and one in chronic lymphocytic leukemia and we are planning to be in a Phase IIb pivotal trial early in 2006 in T-cell leukemia and in a psoriasis trial in the first half of 2006. In addition, we expect our hepatitis C drug candidate, BCX-4678 to be in clinical trials by mid-2006 and our neuraminidase inhibitor, peramivir, to be in clinical trials in the first quarter of 2006. These additional trials and the related manufacturing, personnel resources and testing required to support these studies will consume significant capital resources and will increase our expenses and our net loss. As of September 30, 2005, we had $34.9 million in cash, cash equivalents and securities. We raised cash totaling $23.9 million gross (approximately $22.7 million net of expenses) through the sale of equity during February 2005 to provide the resources necessary to continue the development of our existing programs, while prudently maintaining our cash position. We expect our monthly burn rate to continue increasing during the fourth quarter of 2005 and into 2006, as our lead candidates advance through the clinical trials currently ongoing plus the additional trials planned to begin in 2006. This monthly burn rate could vary significantly depending on many factors, including our ability to raise additional capital, our ability to establish partnerships for our drug candidates, the amount of funding or assistance we receive from governmental agencies or other third parties for the development of peramivir, the progress of our current and proposed clinical trials for Fodosine™, BCX-4208, BCX-4678 and peramivir and the progression of our other programs.

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

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of September 30, 2005, we are not involved in any material unconsolidated SPE or off-balance sheet arrangements.

Contractual Obligations

     A summary of our obligations to make future payments under contracts existing as of December 31, 2004 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2004. For the nine months ended September 30, 2005, the Company has entered into various contracts in the ordinary course of business for several R&D related items, including manufacturing of various compounds, additional toxicology studies and clinical trials and has already paid for some of the obligations disclosed at December 31, 2004. The net effect of these changes was to increase the purchase obligations disclosed at December 31, 2004 by a total of approximately $1.3 million. These obligations could change during the course of the year depending on the status of each of our development programs.

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

Research and Development Expenses

     Major components of R&D expenses consist of personnel costs, including salaries and benefits, clinical, regulatory, manufacturing of our products and toxicology services performed by contract research organizations (“CRO’s”), materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. We charge manufacturing, clinical and preclinical study costs to expense when incurred, consistent with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. These costs are a significant component of R&D expenses.  Most of our clinical and preclinical studies are performed by third-party CRO’s. We accrue costs for studies performed by CRO’s over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of services actually performed by the CRO.

     Significant management judgments and estimates must be made and used in connection with accrued expenses, including those related to contract costs, such as the costs associated with our clinical trials. Specifically, management must make estimates of costs incurred to date but not yet invoiced in relation to contracted external costs. Management analyzes the progress of manufacturing development, clinical trial and toxicology related activities, invoices received and budgeted costs when evaluating the adequacy of the accrued liability for these related costs. Material differences in the amount and timing of the accrued liability for any period may result if management made different judgments or utilized different estimates.

     Management believes that its current assumptions and other considerations used to estimate accrued expenses for the period are appropriate. However, determining the date on which certain contract services commence, the level of services performed on or before a given date and the cost of such services involves subjective judgments and often must be based upon information provided by third parties. In the event that we do not identify certain contract costs which have begun to be incurred or we under/over estimate the level of services performed or the costs of such services, our reported accrued expenses for such period would be too low or too high, as the case may be.

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

Risks Relating to Our Business

We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, and may never be profitable.

     Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of September 30, 2005, our accumulated deficit was approximately $144.7 million. To become profitable, we must successfully develop drug product candidates, enter into profitable agreements with other parties and our product candidates must receive regulatory approval. We or these other parties must then successfully manufacture and market our product candidates. It could be several years, if ever, before we receive royalties from any future license agreements or revenues directly from product sales.

     Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

     To date, we have financed our operations primarily from sale of our equity securities and, to a lesser extent, revenues from collaborations and interest. In 2004, our operations consumed approximately $1.5 million per month and the burn rate at the end of the third quarter 2005 was approximately $2.1 million per month. We expect our monthly cash used by operations will continue to increase for the next several years. Since the first half of 2005, we have initiated three additional clinical trials, two in healthy volunteers and one in chronic lymphocytic leukemia, and we are planning to be in a Phase IIb pivotal trial early in 2006 in T-cell leukemia and in a psoriasis trial in the first half of 2006. In addition, we expect our hepatitis C drug candidate, BCX-4678 to be in clinical trials by mid-2006 and our neuraminidase inhibitor, peramivir, to be in clinical trials in the first quarter of 2006. These additional trials and the related manufacturing, personnel resources and testing required to support these studies will consume significant capital resources and will increase our expenses and our net loss.

     As of September 30, 2005, we had $34.9 million in cash, cash equivalents and securities. We raised cash totaling $23.9 million gross (approximately $22.7 million net of expenses) through the sale of equity during February 2005 to provide the resources necessary to continue the development of our existing programs, while prudently maintaining our cash position. We expect our monthly burn rate to continue increasing during the fourth quarter of 2005 and into 2006, as our lead candidates advance through the clinical trials currently ongoing plus the additional trials planned to begin in 2006. This monthly burn rate could vary significantly depending on many factors, including our ability to raise additional capital, our ability to establish partnerships for our drug product candidates, the amount of funding or assistance we receive from governmental agencies or other third parties for the development of peramivir, the progress of our current and proposed clinical trials for Fodosine™, BCX-4208, BCX-4678 and peramivir, and the progression of our other programs. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	the progress of our research, drug discovery and development programs;

•	changes in existing collaborative relationships;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies, governmental agencies or other third parties;

•	our ability to negotiate favorable development and marketing alliances for our drug product candidates;

•	the magnitude of our research and development programs;

•	the scope and results of preclinical studies and clinical trials to identify drug product candidates and the costs of manufacturing drug product to support these studies and trials;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	our dependence on others for development and commercialization of our product candidates; and

•	successful commercialization of our products consistent with our licensing strategy.

     We will be required to raise additional capital to complete the development and commercialization of our current product candidates. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners, governmental agencies or from other sources, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale-back or eliminate certain of our research and development programs.

We have not commercialized any products or technologies and our future revenue generation is uncertain.

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

If our development collaborations with other parties fail, the development of our drug product candidates will be delayed or stopped.

     We rely heavily upon other parties for many important stages of our drug development programs, including:

•	discovery of proteins that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	licensing or design of enzyme inhibitors for development as drug product candidates;

•	execution of some preclinical studies and late-stage development for our compounds and product candidates;

•	management of our clinical trials, including medical monitoring and data management;

•	execution of additional toxicology studies that may be required to obtain approval for our product candidates;

•	manufacturing the starting materials required to formulate our drug products and the drug products to be used in both our clinical trials and toxicology studies;

•	management of our regulatory function; and

•	manufacturing, sales, marketing and distribution of our product candidates.

     Our failure to engage in successful collaborations at any one of these stages would greatly impact our business. If we do not license enzyme targets or inhibitors from academic institutions or from other biotechnology companies on acceptable terms, our product development efforts would suffer. Similarly, if the contract research organizations that conduct our initial or late-stage clinical trials, conduct our toxicology studies, manufacture our starting materials and drug products or manage our regulatory function breached their obligations to us, this would delay or prevent the development of our product candidates.

If we fail to establish collaborative relationships to commercialize certain of our drug product candidates or if any collaborator terminates or fails to perform its obligations under agreements with us, the commercialization of our product candidates could be delayed or terminated.

     A key aspect of our business strategy is to enter into successful collaborative arrangements with pharmaceutical companies, research institutions, the United States government and universities for the clinical development, regulatory approval, marketing, domestic and international sales and distribution of our drug product candidates. Our general strategy is to rely upon other parties for all of these steps so that we can focus exclusively on the key areas of our expertise. For some smaller niche markets, we may perform these steps ourselves and outsource those functions where we do not have the internal expertise.

     Currently, we have no established collaborative relationships with pharmaceutical companies or government agencies. There is currently work being both planned and performed by various governmental agencies for the development of one of our drug candidates, peramivir, for the potential use in avian influenza. We cannot assure you any such contracts will be completed on terms favorable to the Company, or at all. The process of establishing collaborative relationships is difficult, time-consuming and involves significant uncertainty. Moreover, even if we do establish collaborative relationships, heavy reliance upon third parties for these critical functions presents several risks, including:

•	our collaborators may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons;

•	our contracts for collaborative arrangements may expire;

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration;

•	our partners may not devote sufficient capital or resources towards our product candidates; and

•	our partners may not comply with applicable government regulatory requirements.

     If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake commercialization activities at our own expense or find alternative sources of funding.  Any delay in the development or commercialization of our compounds would severely affect our business, because if our compounds do not reach the market in a timely manner, or at all, we may never receive any milestone, product or royalty payments.

Our development of both intravenous and intramuscular dosing of  peramivir for avian flu is subject to all previously disclosed drug development and potential commercialization risks and numerous additional risks.  Any potential revenue benefits to us are highly speculative.

     We have reinitiated development of our influenza neuraminidase inhibitor, peramivir. Further development and potential commercialization of peramivir is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, potential commercialization of peramivir is subject to further risks, including the following:

•	the injectable version of peramivir is at an early stage of development, has not been tested in humans and may not be safe or effective;

•	necessary government or other third party funding and clinical testing for further development of peramivir may not be available timely, at all, or in sufficient amounts;

•	the avian flu prevention or treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines could substantially replace potential demand for an antiviral such as peramivir;

•	any substantial demand for avian flu treatments may occur before peramivir can be adequately developed and tested in clinical trials;

•	numerous large and well-established pharmaceutical and biotech companies will be competing to meet the market demand for avian flu drugs and vaccines;

•	regulatory authorities may not make needed accommodations to accelerate the drug testing and approval process for peramivir; and

•

in the next few years, it is expected that a limited number of governmental entities will be the primary potential customers for peramivir.  If we are not successful at marketing peramivir to these entities for any reason, we will not receive substantial revenues.

     If any or all of these and other risk factors occur, we will not attain significant revenues or gross margins from peramivir and our stock price will be adversely affected.

Because we have limited manufacturing experience, we depend on third-party manufacturers to manufacture our drug product candidates and the materials for our product candidates. If we cannot rely on third-party manufacturers, we will be required to incur significant costs and potential delays in finding new third-party manufacturers.

     We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon third-party manufacturers to manufacture the materials required for our drug product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including problems involving:

•	inconsistent production yields;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance with regulations and specifications set forth by the FDA or other foreign regulatory agencies.

     These contract manufacturers may not be able to manufacture the materials required or our drug product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third party manufacturers have met our manufacturing requirements, but we cannot assure you that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval in accordance with the FDA’s current Good Manufacturing Practices, or cGMPs, and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

     If we are unable to enter into agreements with additional manufacturers on commercially reasonable terms, or if there is poor manufacturing performance on the part of our third party manufacturers, we may not be able to complete development of, or market, our product candidates.

We may be unable to establish sales, marketing and distribution capabilities necessary to successfully commercialize products we may successfully develop.

     We currently have no marketing capability and no direct or third-party sales or distribution capabilities. If we successfully develop a drug product candidate and decide to commercialize it ourselves rather than relying on third parties, as we are considering doing in the United States for Fodosine™, we may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for that product.

If the clinical trials of our drug product candidates fail, our product candidates will not be marketed, which would result in a complete absence of product related revenue.

     To receive the regulatory approvals necessary for the sale of our product candidates, we or our licensees must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. If we or other third party collaborators are unable to demonstrate that our product candidates are safe and effective, our product candidates will not receive regulatory approval and will not be marketed, which would result in a complete absence of product related revenue. The clinical trial process is complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are either unlikely to show good results in the trials or unlikely to help advance a product to the point of a meaningful collaboration. Positive results from preclinical studies and early clinical trials do not ensure positive results in clinical trials designed to permit application for regulatory approval, called pivotal clinical trials. We may suffer significant setbacks in pivotal clinical trials, even after earlier clinical trials show promising results. Any of our product candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. We, our licensees, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective.

     We are seeking a special protocol assessment, or SPA, of the clinical trial protocol for the proposed Phase IIb clinical trial of Fodosine™ in T-cell leukemia.  A special protocol assessment is an agreement between an applicant and the FDA on the design and the size of clinical trials that is intended to form the basis of a New Drug Application. In connection with an SPA, an applicant may decide, or the FDA may require the applicant, to modify the proposed protocol by, for example, changing the proposed primary endpoint, the size of the study or otherwise, which may result in a delay in the initiation or completion of the clinical trials that are the subject of the SPA. These changes could arise from a change in the standard of care for the proposed indication or other aspects of the protocol for the proposed clinical trials. If the FDA and an applicant reach an agreement on an SPA, the SPA cannot be changed after the clinical trial begins, except in limited circumstances such as a change in the science or clinical knowledge about the conditions being studied. Any significant change to the protocols for a clinical trial subject to an SPA would require prior FDA approval, which could delay implementation of such a change and continuation and completion of the related clinical trial.

     Clinical trials are lengthy and expensive. We or our collaborators incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrollment. Delays in patient enrollment can result in increased costs and longer development times. Even if we or our licensees successfully complete clinical trials for our product candidates, we or our licensees might not file the required regulatory submissions in a timely manner and may not receive regulatory approval for the product candidate.

If we or our licensees do not obtain and maintain governmental approvals for our products under development, we or our partners will not be able to sell these potential products, which would significantly harm our business because we will receive no revenue.

     We or our licensees must obtain regulatory approval before marketing or selling our future drug products. If we or our licensees are unable to receive regulatory approval and do not market or sell our future drug products, we will never receive any revenue from such product sales. In the United States, we or our partners must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. The FDA or foreign regulatory agencies have not approved any of our drug product candidates. If we or our licensees fail to obtain regulatory approval we will be unable to market and sell our future drug products. We have several drug products in various stages of preclinical and clinical development; however, we are unable to determine when, if ever, any of these products will be commercially available. Because of the risks and uncertainties in biopharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If the FDA delays regulatory approval of our product candidates, our management’s credibility, our company’s value and our operating results may suffer. Even if the FDA or foreign regulatory agencies approve a product candidate, the approval may limit the indicated uses for a product candidate and/or may require post-marketing studies.

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

If our drug product candidates do not achieve broad market acceptance, our business may never become profitable.

     Our drug product candidates may not gain the market acceptance required for us to be profitable even if they successfully complete initial and final clinical trials and receive approval for sale by the FDA or foreign regulatory agencies. The degree of market acceptance of any product candidates that we or our partners develop will depend on a number of factors, including:

•	our clinical evidence of safety and efficacy;

•	cost-effectiveness, convenience and ease of use of our product candidates;

•	their safety, availability and effectiveness relative to alternative treatments;

•	the actual and potential side effects or other reactions;

•	reimbursement policies of government and third-party payers; and

•	the effectiveness of marketing and distribution support for our product candidates.

     Physicians, patients, payers or the medical community in general may not accept or use our product candidates even after the FDA or foreign regulatory agencies approve the drug candidates. If our product candidates do not achieve significant market acceptance, we will not have enough revenues to become profitable.

We face intense competition, and if we are unable to compete effectively, the demand for our products, if any, may be reduced.

     The biotechnology and pharmaceutical industries are highly competitive and subject to rapid and substantial technological change. We face, and will continue to face, competition in the licensing of desirable disease targets, licensing of desirable drug product candidates, and development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Competition may also arise from, among other things:

•	other drug development technologies;

•	methods of preventing or reducing the incidence of disease, including vaccines; and

•	new small molecule or other classes of therapeutic agents.

     Developments by others may render our product candidates or technologies obsolete or noncompetitive.

     We are performing research on or developing products for the treatment of several disorders including T-cell mediated disorders (T-cell cancers, psoriasis, and rheumatoid arthritis), oncology, influenza, hepatitis C and cardiovascular disorders, and there are a number of competitors to products in our research pipeline. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

     Our success will depend in part on our ability and the abilities of our collaborators to obtain patent protection for our products, methods, processes and other technologies we may license or develop, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties both domestically and abroad. The patent position of biotechnology companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the United States Patent and Trademark Office, or PTO, nor the courts have a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology patents. The validity, enforceability and commercial value of these rights, therefore, is highly uncertain.

     If we or our partners are unable to adequately protect or enforce our intellectual property rights for our products, methods, processes and other technologies, the value of the drug product candidates that we license to derive revenue would diminish. Additionally, if our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs. The U.S. Patent and Trademark Office has issued to us a number of U.S. patents for our various inventions and we have in-licensed several patents from various institutions. We have filed additional patent applications and provisional patent applications with the U.S. Patent and Trademark Office. We have filed a number of corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications, as appropriate. We cannot assure you as to:

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

If we fail to retain our existing key personnel or fail to attract and retain additional key personnel, the development of our drug product candidates and the expansion of our business will be delayed or stopped.

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

If users of our drug products are not reimbursed for use, future sales of our drug products will decline.

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

The recent Medicare prescription drug coverage legislation and future legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

     In the United States, there have been a number of legislative and regulatory proposals, at both the federal and state government levels, to change the healthcare system in ways that could affect our ability to sell our products profitably, if approved. For example, the Medicare Prescription Drug and Modernization Act of 2003, or MMA, will change the types of drugs covered by Medicare, and the methodology used to determine the price for such drugs. Further federal and state proposals and healthcare reforms are likely. Our business could be harmed by the MMA, by the possible effect of this legislation on amounts that private payors will pay and by other healthcare reforms that may be enacted or adopted in the future.

There is a substantial risk of product liability claims in our business. If we are unable to obtain sufficient insurance, a product liability claim against us could adversely affect our business.

     We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We have product liability insurance covering our clinical trials in the amount of $7 million, which we currently believe is adequate to cover any product liability exposure we may have. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

•	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

•	withdrawal of clinical trial volunteers or patients;

•	damage to our reputation and the reputation of our products, resulting in lower sales;

•	regulatory investigations that could require costly recalls or product modifications;

•	litigation costs; and

•	the diversion of management’s attention from managing our business.

If our computer systems fail or our facility incurs damage, our business will suffer.

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

     In addition, we store numerous clinical and stability samples at our facility that could be damaged if our facility incurred physical damage or in the event of an extended power failure. We have backup power systems in addition to backup generators to maintain power to all critical functions, but any loss of these samples could result in significant delays in our drug development process.

If, because of our use of hazardous materials, we violate any environmental controls or regulations that apply to such materials, we may incur substantial costs and expenses in our remediation efforts.

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

Risks Relating to Our Common Stock

Our stock price is likely to be highly volatile and the value of your investment could decline significantly.

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2005, the 52-week range of the market price of our stock was from $3.68 to $10.44 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	status of new or existing licensing or collaborative agreements;

•	we or our licensees achieving or failing to achieve development milestones;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

•	publicity regarding certain public health concerns for which we are or may be developing treatments for;

•	regulatory developments in both the United States and foreign countries;

•	public concern as to the safety of pharmaceutical products;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel or members of our board of directors;

•	sales of substantial amounts of our stock by existing stockholders, including officers or directors;

•	economic and other external factors or other disasters or crises; and

•	period-to-period fluctuations in our financial results.

Because stock ownership is concentrated, you and other investors will have limited influence on stockholder decisions.

     As of September 30, 2005, our directors, executive officers and some principal stockholders and their affiliates beneficially owned approximately 41.2% (directors and officers, together with their relevant affiliates owned 33.6%) of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

We have anti-takeover provisions in our corporate charter documents that may result in outcomes with which you do not agree.

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

     In June 2002, our board of directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights (“Rights”) to the holders of our common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons who acquires more than 15% (19.9% for William W. Featheringill, a Director who owned approximately 11% as of September 30, 2005, but owned more than 15% at the time the Rights were put in place) of our common stock on terms not approved by the board of directors.

We have never paid dividends on our common stock and do not anticipate doing so in the foreseeable future.

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

Item 4. Controls and Procedures

     We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

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

10.5

Stock Purchase Agreement, dated as of February 17, 2004, by and among BioCryst Pharmaceuticals, Inc., Caduceus Private Investments II, LP, Caduceus Private Investments II (QP), LP and UBS Juniper Crossover Fund, L.L.C. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 17, 2004.

10.6

Employment Agreement dated March 17, 2004 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the first quarter ending March 31, 2004 dated May 11, 2004.

10.7	Employment Letter Agreement dated February 1, 2005 between the Registrant and Randall B. Riggs. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2005.
10.8

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

10.9	Employment Letter Agreement dated May 4, 2005 between the Registrant and Jonathan M. Nugent. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2005.
10.10	Officer salaries 2005 Term Sheet. Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q dated August 5, 2005.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# Confidential treatment granted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November, 2005.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Charles E. Bugg

Charles E. Bugg, Ph.D.
Chairman and Chief Executive Officer

/s/ Michael A. Darwin

Michael A. Darwin
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer