Form 10-Q
period 2006-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2006-05-09
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of April 30, 2006 was 29,148,089.

BIOCRYST PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
March 31, 2006 and December 31, 2005
(In thousands, except per share data)

	2006	2005

	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$43,015	$29,157
Securities held-to-maturity	25,422	21,103
Receivable from collaboration	630	30,000
Prepaid expenses and other current assets	2,727	840

Total current assets	71,794	81,100
Securities held-to-maturity	19,548	9,728
Furniture and equipment, net	2,760	2,408
Patents and licenses, net	222	187
Deferred collaboration expense	7,900	5,825

Total assets	$102,224	$99,248

Liabilities and Stockholders’ Equity
Accounts payable	$6,867	$8,813
Accrued expenses	1,482	1,252
Accrued vacation	496	443
Deferred revenue	2,162	874

Total current liabilities	11,007	11,382
Deferred revenue	37,997	29,426
Stockholders’ equity:
Preferred stock: shares authorized – 5,000
Series A Convertible Preferred stock, $.01 par value; shares authorized – 1,800; shares issued and outstanding – none
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized – 21.5; shares issued and outstanding – none
Common stock, $.01 par value; shares authorized – 45,000; shares issued and outstanding – 29,137 in 2006 and 28,814 in 2005	291	288
Additional paid-in capital	212,674	210,015
Accumulated deficit	(159,745)	(151,863)

Total stockholders’ equity	53,220	58,440

Total liabilities and stockholders’ equity	$102,224	$99,248

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
(In thousands, except per share)
(Unaudited)

	2006	2005

Revenues:
Collaborative and other research and development	$771	$41
Expenses:
Research and development	8,043	5,175
General and administrative	1,495	696

Total expenses	9,538	5,871

Loss from operations	(8,767)	(5,830)
Interest and other income	885	185

Net loss	$(7,882)	$(5,645)

Basic and diluted net loss per common share	$(.27)	$(.24)

Weighted average shares outstanding	28,938	23,620

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005

Operating activities:
Net loss	$(7,882)	$(5,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	205	224
Stock-based compensation expense	420	7
Changes in operating assets and liabilities:
Receivable from collaboration	29,370	—
Prepaid expenses and other current assets	(1,887)	28
Deferred collaboration expense	(2,075)	—
Accounts payable and accrued expenses	(1,663)	(151)
Deferred revenue	9,859	—

Net cash provided by (used in) operating activities	26,347	(5,537)
Investing activities:
Acquisitions of furniture and equipment	(556)	(41)
Purchases of patents and licenses	(36)	(9)
Purchases of marketable securities	(17,639)	(5,812)
Maturities of marketable securities	3,500	1,800

Net cash used in investing activities	(14,731)	(4,062)
Financing activities:
Employee stock purchase plan sales	100	65
Exercise of stock options	2,142	41
Sale of common stock, net of issuance costs	—	22,704

Net cash provided by financing activities	2,242	22,810

Increase in cash and cash equivalents	13,858	13,211
Cash and cash equivalents at beginning of period	29,157	8,838

Cash and cash equivalents at end of period	$43,015	$22,049

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  Summary of Significant Accounting Policies

Basis of Presentation

          The balance sheet as of March 31, 2006, the statements of operations for the three months ended March 31, 2006 and 2005, and the statements of cash flows for the three months ended March 31, 2006 and 2005 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. There were no adjustments other than normal recurring adjustments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Examples include accrued clinical and preclinical expenses. Actual results could differ from those estimates.

          These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s 2005 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2005 has been derived from the audited financial statements included in the previously mentioned Annual Report.

          Certain amounts in the Statement of Cash Flows for the three months ended March 31, 2005 have been reclassified to conform to the Statement of Cash Flows for the three months ended March 31, 2006. The changes had no effect on the results of operations previously reported.

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

Securities Held-to-Maturity

          The Company is required to classify securities as held-to-maturity, available-for-sale or trading. The appropriateness of each classification is reassessed at each reporting date. The Company currently classifies all securities as held-to-maturity.  At March 31, 2006 securities held-to-maturity totaled approximately $45.0 million consisted of U.S. Treasury and Agency securities and commercial paper carried at amortized cost.  The estimated fair value of these securities was approximately $44.9 million based on independent quoted market prices. While this represents an unrealized loss position, management does not believe the loss represents an other-than-temporary impairment as the Company has the ability and intent to hold the securities until maturity, at which time the cost of the investments will be recovered.

Stock-Based Compensation

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123R”), which revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and amends Statement of Financial Accounting Standard No. 95, Statement of Cash Flows.  Generally, the approach in Statement No. 123R is similar to the approach described in Statement No. 123.  However, Statement No. 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure, allowed by Statement No. 123, is no longer an alternative.

          In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment, which provided further clarification on the implementation of Statement No. 123R.  Statement No. 123R originally required adoption no later than July 1, 2005.  In April 2005, the Securities and Exchange Commission issued a release that delayed the effective date for Statement No. 123R until January 1, 2006.

          Statement No. 123R permits companies to adopt its requirements using one of two methods, a “modified prospective” transition method or a “modified retrospective” transition method.  Both methods are similar, except that the modified retrospective transition method permits entities to restate, based on the amounts previously recognized under Statement No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

          At March 31, 2006, the Company had two stock-based employee compensation plans, the 1991 Stock Option Plan (the “Plan”) and the Employee Stock Purchase Plan (the “ESPP”), which are described in more detail below.  Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25 and other related Interpretations, as permitted by Statement No. 123.  No stock-based compensation cost related to the Company’s employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006, as all options granted by the Company had exercise prices equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement No. 123R, using the modified prospective transition method.  Under that transition method, total compensation cost of $419,809 ($412,473 of expense related to the Plan and $7,336 of expense related to the ESPP) was recognized during the first quarter of 2006 and includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123R.  Results for prior periods have not been restated.

The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement No. 123R for the three month period ended March 31, 2005.  For purposes of the pro forma disclosure, the value of the options was estimated using a Black-Scholes option pricing model and amortized to expense over the vesting periods of the options using a straight-line expense attribution method.  Note that amounts are in thousands, except per share data.

Three Months Ended March 31, 2005

Net loss as reported	$(5,645)
Add stock-based compensation expense for consultants included in reported net loss	7
Deduct total stock-based compensation expense for employees and consultants as determined under Statement No. 123	(426)

Pro forma net loss	$(6,064)

Amounts per common share:
Net loss per share, as reported	$(.24)
Pro forma net loss per share	$(.26)

          For each option award granted under the Plan during the first quarter of 2005, the Black-Scholes option pricing model used the assumptions noted in the table below.

Assumptions for Options Granted January 1, 2005 – March 31, 2005

Expected Life	5.00
Expected Volatility	98.19%
Expected Dividend Yield	0.00%
Weighted Average Risk-Free Interest Rate	3.65%

          The weighted average grant date fair value of the options granted under the Plan during the first quarter of 2005 was $4.50.

          Statement 123R also requires that the benefits from tax deductions in excess of recognized compensation cost should be reported as a financing cash flow rather than as an operating cash flow.  The Company has never recognized any benefits from such tax deductions, as the Company has always maintained a loss position.

          1991 Stock Option Plan

          The Company grants stock option incentive awards to employees, directors, and consultants of the Company under the Plan.  The Plan, which was most recently amended on March 8, 2004 and subsequently approved by the Company’s stockholders on May 12, 2004, permits the Company to issue stock options to its employees, directors, and consultants for up to 5.6 million shares of common stock.  Under the Plan, option incentive awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Options granted to employees and consultants generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years.  Options granted to non-employee directors of the Company generally vest over one year.  All options have contractual terms of 10 years.  The vesting exercise provisions of options granted under the Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Plan.

          For each option award granted under the Plan during the first quarter of 2006, the fair value was estimated on the date of grant using a Black-Scholes option pricing model using the assumptions noted in the table below.  The fair value expense of those options will be amortized to expense over the vesting periods of the options using a straight-line expense attribution method.  The expected life is based on the average of the assumption that all outstanding options will be exercised at full vesting and the assumption that all outstanding options will be exercised at the midpoint of the valuation date and the full contractual term.  The expected volatility represents an average of the implied volatility on the Company’s publicly traded options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility.  The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future.  The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Assumptions for Options Granted January 1, 2006 – March 31, 2006

Expected Life	5.92
Expected Volatility	85.67%
Expected Dividend Yield	0.00%
Weighted Average Risk-Free Interest Rate	4.36%

          Related stock option activity under the Plan is as follows:

	Options Available	Options Outstanding	Weighted Average Exercise Price

Balance December 31, 2005	443,047	3,241,351	$7.60
Options granted	(6,200)	6,200	19.34
Options exercised	—	(309,069)	7.04
Options canceled	1,800	(1,800)	22.81

Balance March 31, 2006	438,647	2,936,682	7.67

          The total intrinsic value of options exercised under the Plan during the first quarter of 2006 was $3,893,672. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of options exercised) received by all individuals who exercised options during the period.

          The following table summarizes, at March 31, 2006, by price range: (1) for options outstanding under the Plan, the number of options outstanding, their weighted-average remaining life and their weighted-average exercise price; and (2) for options exercisable under the Plan, the number of options exercisable and their weighted-average exercise price:

	Number	Outstanding Life		Exercisable

Range			Price	Number	Price

$0 to 3	489,286	6.7	$1.14	354,494	$1.22
3 to 6	801,326	8.4	4.37	238,290	3.98
6 to 9	1,115,053	5.2	7.86	890,961	7.62
9 to 12	9,953	7.5	9.88	8,287	9.89
12 to 15	204,613	1.1	14.12	204,613	14.12
15 to 18	86,511	1.2	16.33	84,844	16.35
18 to 21	6,200	9.9	19.34	—	—
21 to 24	204,120	3.7	22.84	204,120	22.84
24 to 30	19,620	4.1	26.83	19,620	26.83

$0 to 30	2,936,682	5.8	7.67	2,005,229	8.83

          The weighted average remaining contractual life of options exercisable under the Plan at March 31, 2006 is 4.6 years.

          The aggregate intrinsic value of options outstanding under the Plan at March 31, 2006 is $31,659,840. The aggregate intrinsic value of options currently exercisable under the Plan at March 31, 2006 is $19,645,561. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders under the Plan had they exercised their options at the end of the period.

          The following table summarizes, at March 31, 2006 the number of non-vested options under the Plan and their weighted average grant date fair value:

	Number	Weighted Average Grant Date Fair Value

Balance December 31, 2005	1,042,222	$3.82
Options granted	6,200	13.75
Options vested	(116,969)	3.56
Options canceled	—	—

Balance March 31, 2006	931,453	3.92

          The total fair value of the options vested under the Plan during the first quarter of 2006 was $416,407.

          The number of options vested and expected to vest as of March 31, 2006 is 2,801,614.  The weighted average exercise price of those options is $7.80 and their weighted average remaining contractual life is 5.7 years.

          Employee Stock Purchase Plan

          The ESPP was originally approved by the Company’s stockholders on May 29, 1995 and most recently amended on May 12, 2002.  The Company has reserved a total of 400,000 shares of common stock to be purchased under the ESPP, of which 109,050 shares remain available for purchase at March 31, 2006.  Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals.  No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year.  The Company issued 16,551 shares during the three months ended March 31, 2006 under the ESPP. Expense of $7,336 related to the ESPP was recognized during the first quarter of 2006, while expense of $15,261 related to the ESPP would have been recognized during the first quarter of 2005 had the Company not followed the guidance of APB No. 25.  For both periods, expense was determined using a Black-Scholes option pricing model.

          As of March 31, 2006, there was approximately $2,899,570 of total unrecognized compensation cost related to non-vested employee stock option awards granted under the Plan and the ESPP.  That cost is expected to be recognized as follows:  $972,828 in the remainder of 2006, $1,110,196 in 2007, $667,996 in 2008, $146,411 in 2009, and $2,139 in 2010.

2.  Collaborative Agreements

          In November 2005 and February 2006, the Company announced collaborative relationships with F.Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”) and Mundipharma International Holdings Limited (“Mundipharma”), respectively.  For these license agreements, the Company has determined to defer the upfront payments over the remaining life of the patents which is through August 2023 for the Roche agreement and through October 2017 for the Mundipharma agreement. These amounts have been classified as deferred revenue on the balance sheet and the significant direct costs incurred upon entering into these licensing agreements related to sublicense fees to Albert Einstein College of Medicine (“AECOM”) and Industrial Research, Ltd. (“IRL”) have been recorded as deferred assets on the balance sheet. As revenue is recognized related to these agreements, which began in February 2006 for the Mundipharma agreement and expected to begin in the second half of 2006 for the Roche agreement, the proportionate amount of expense related to the deferred assets will be recognized also.

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

          Our revenues have generally been limited to license fees, milestone payments, research and development fees, and interest income.  Revenue is recognized in accordance with SAB No. 104 and EITF Issue 00-21.  License fees, future event payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations or we have completed the performance obligations under the terms of the agreement.  Fees received under licensing agreements that are related to future performance are deferred and recognized as earned over an estimated period determined by management based on the terms of the agreement and the products licensed.  For example, in the Roche and Mundipharma license agreements announced in November 2005 and February 2006, respectively, we have determined to defer the upfront payments over the remaining life of the patents which are 17 years (through August 2023) and 12 years (through October 2017), respectively. In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting in accordance with EITF Issue 00-21.  Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.

          Future event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable.  Any event payments received prior to satisfying these criteria are recorded as deferred revenue.

          Significant direct costs incurred upon entering into a licensing arrangement, such as our sublicense fees to AECOM and IRL, are deferred and charged to expense in proportion to the revenue recognized.  Under the guidance of EITF Issue 99-19, and EITF Issue 01-14, reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses.

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

          We have incurred operating losses since our inception. Our accumulated deficit at March 31, 2006 was $159.7 million. We expect to incur substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2005, we spent 54.6% of our research and development expenses on contract research and development, including:

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

          The above expenditures for contract research and development for our current and future drug candidates will vary from quarter-to-quarter depending on the status of our research and development projects. For example, during the third quarter of 2005, we initiated a Phase I trial in healthy volunteers for our lead drug candidate, forodesine hydrochloride (“Fodosine™”), an inhibitor of purine nucleoside phosphorylase (“PNP”). Results from this trial will be used to assist in facilitating the design of a proposed Phase IIb pivotal clinical program in patients with T-cell leukemia, using a combination of intravenous and oral formulations of Fodosine™.  In addition, during the third quarter of 2005, we initiated a Phase II clinical trial of Fodosine™ in patients with advanced, fludarabine-refractory chronic lymphocytic leukemia (“CLL”) and in the fourth quarter of 2005 we announced the initiation of a Phase I/II clinical trial of Fodosine™ in patients with B-cell acute lymphoblastic leukemia. We began clinical development of our neuraminidase inhibitor, peramivir, by starting the first clinical trial with an intravenous formulation during the first quarter of 2006.  As these trials progress and additional trials are started in other indications, our costs for clinical studies will increase significantly. In addition, the costs associated with the manufacturing of Fodosine™, peramivir and BCX-4678, our hepatitis C (“HCV”) drug candidate, will increase as we scale up to the larger production runs required for both clinical development and additional toxicology studies required for each of these programs.

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

Results of Operations (three months ended March 31, 2006 compared to the three months ended March 31, 2005)

          Collaborative and other research and development revenues increased to $771,000 in the three months ended March 31, 2006 compared to $41,000 in the three months ended March 31, 2005, due to the recognition of revenue related to our recently announced collaboration with Mundipharma for the development and commercialization of forodesine hydrochloride (Fodosine™) in Europe and Asia. For this collaboration, we began recognizing the $10 million up front payment in February 2006, which will continue until it is fully recognized in October 2017. During the first quarter of 2006, we also began recognizing revenue on clinical expenses that will be reimbursed by Mundipharma according to the terms of the collaboration.

          Research and development (“R&D”) expenses increased 55.4% to $8,043,000 in the three months ended March 31, 2006 from $5,175,000 in the three months ended March 31, 2005. The increase is primarily attributable to expenses for contract research and synthesis of compound related to the clinical development and manufacturing of our drug candidates, Fodosine™ and peramivir.

We are currently in several additional clinical trials with Fodosine™ as compared to the same period in 2005 and we have also started the process of manufacturing validation for both Fodosine™ and peramivir. There was also an increase in compensation cost for the first quarter of 2006 compared to the first quarter of 2005, primarily related to the Company’s adoption of Statement No. 123R, which resulted in $179,000 of share-based compensation expense.

          General and administrative expenses for the three months ended March 31, 2006 increased 114.8% to $1,495,000 as compared to $696,000 for the same period in 2005, primarily due to $241,000 of share-based compensation related to the adoption of Statement No. 123R, additional compensation expense related to an increase in personnel and an increase in professional fees primarily related to our Mundipharma collaboration.

          Interest income for the three months ended March 31, 2006 was $885,000, a 378.4% increase as compared to the same period in 2005. This increase was due to a higher average cash balance during the first quarter of 2006 resulting from the upfront payments from the Roche and Mundipharma collaborations.

Liquidity and Capital Resources

          Cash expenditures have exceeded revenues since our inception. Our operations have principally been funded through public offerings and private placements of equity and debt securities. For example, during December 2005, we raised $30.0 million (approximately $29.9 million net of expenses) through a sale of 2,228,829 shares of our common stock. Other sources of funding have included the following:

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

          We invest our excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limit the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within three years. We have not realized any losses from such investments. In addition, at March 31, 2006, approximately $34.2 million was invested in the Merrill Lynch Premier Institutional Fund, a money market mutual fund that invests in near cash securities with weighted average maturities of less than 90 days. The Merrill Lynch Premier Institutional Fund is not insured.

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

          As of March 31, 2006, we had $88.0 million in cash, cash equivalents and securities. We believe that our currently available funds will be sufficient to fund our operations at least through mid-2008. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

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

          To date, we have financed our operations primarily from sale of our equity securities and, to a lesser extent, revenues from collaborations and interest. In 2005, our operations consumed approximately $2.0 million per month. Our current projection for 2006 is that our average net burn rate for 2006 will be approximately $3.0 million per month. We expect that our monthly cash used by operations will continue to increase for the next couple of years as our clinical programs are expanded. We are planning to be in a Phase IIb pivotal trial with Fodosine™ in 2006 in T-cell leukemia and are in the early stages of clinical trials in several other indications with Fodosine™.  In addition, we began clinical development of our neuraminidase inhibitor, peramivir, by starting the first clinical trial with an intravenous formulation during the first quarter of 2006.

As these trials increase in size and patient enrollment increases, our costs will increase. We also expect our HCV drug candidate, BCX-4678 to be in clinical trials later in 2006. Our current and planned clinical trials plus the related manufacturing, personnel resources and testing required to support these trials will consume significant capital resources and will increase our expenses and our net loss.

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

          In February 2006, we licensed Fodosine™ to Mundipharma for the development and commercialization of this drug in Europe, Asia and Australasia. In addition to the upfront payment of $10 million which was received in February 2006, Mundipharma will pay 50% of the clinical development costs we will incur for Fodosine™ on existing and planned clinical trials, but their portion shall not exceed $10 million. In addition, Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15 million. The agreement also provides for future event payments and royalties to be made by Mundipharma upon the achievement of certain clinical, regulatory and sales events.

          Due to the nature of the potential milestones in our collaborations, it is difficult to predict if and when particular milestones will be achieved by us or our collaborators. However, we hope to reach at least one milestone in each of the collaborations during 2006, which would provide additional cash upon the achievement of the specific milestone reached. All future event payments are non-refundable under our current collaborations, net of sublicense payments, and have been taken into consideration in the projection of our burn rate.

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

Off-Balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of March 31, 2006, we are not involved in any material unconsolidated SPE or off-balance sheet arrangements.

Contractual Obligations

          A summary of our obligations to make future payments under contracts existing as of December 31, 2005 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2005. For the three months ended March 31, 2006, the Company has entered into various contracts in the ordinary course of business for several R&D related items, including manufacturing of various compounds, additional toxicology studies and clinical trials and has already paid for some of the obligations disclosed at December 31, 2005. The net effect of these changes was to increase the purchase obligations disclosed at December 31, 2005 by a total of approximately $8.0 million. These obligations could change during the course of the year depending on the status of each of our development programs.

          For purposes of our disclosure of contractual obligations, purchase obligations include commitments related to clinical development, manufacturing and research operations and other significant purchase commitments.

          In addition to the contractual obligations disclosed, we have committed to make potential future “sublicense” payments to third-parties related to the in-licensing for some of our development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our balance sheet.

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

          While our significant accounting policies are more fully described in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Revenue Recognition

          Our revenues have generally been limited to license fees, milestone payments, research and development fees, and interest income.  Revenue is recognized in accordance with SAB No. 104 and EITF Issue 00-21.  License fees, event payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations or we have completed the performance obligations under the terms of the agreement.  Fees received under licensing agreements that are related to future performance are deferred and recognized as earned over an estimated period determined by management based on the terms of the agreement and the products licensed.  For example, in the Roche and Mundipharma licenses agreements, we have determined to defer the upfront payments over the remaining life of the patents which are 17 years (through August 2023) and 12 years (through October 2017), respectively. In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting in accordance with EITF Issue 00-21.  Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.

          Future event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable.  Any event payments received prior to satisfying these criteria are recorded as deferred revenue.

          Significant direct costs incurred upon entering into a licensing arrangement, such as our sublicense fees to AECOM and IRL, are deferred and charged to expense in proportion to the revenue recognized.  Under the guidance of EITF Issue 99-19, and EITF Issue 01-14, reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses.

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

          Additionally, we have license agreements with third parties, such as AECOM and IRL that require maintenance fees or fees related to sublicense agreements. These fees are generally expensed as incurred unless they are related to revenues that have been deferred in which case the expenses will be deferred and recognized over the related revenue recognition period.

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

Stock-Based Compensation

          At March 31, 2006, we have two stock-based employee compensation plans, the 1991 Stock Option Plan (the “Plan”) and the Employee Stock Purchase Plan (the “ESPP”).  Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB No. 25 and other related Interpretations, as permitted by Statement No. 123.  No stock-based compensation cost related to the our employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006, as all options granted had exercise prices equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, we adopted the fair value recognition provisions of Statement No. 123R, using the modified prospective transition method.  Under that transition method, total compensation cost of $419,809 ($412,473 of expense related to the Plan and $7,336 of expense related to the ESPP) was recognized during the first quarter of 2006 and includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123R.  Results for prior periods have not been restated.

          As of March 31, 2006, there was approximately $2,899,570 of total unrecognized compensation cost related to non-vested employee stock option awards granted under the Plan and the ESPP.  That cost is expected to be recognized as follows:  $972,828 in the remainder of 2006, $1,110,196 in 2007, $667,996 in 2008, $146,411 in 2009, and $2,139 in 2010.

          Under the fair value recognition provisions of Statement No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award.  Consistent with the valuation method we used for disclosure-only purposes under the provisions of Statement No. 123, we use the Black-Scholes option pricing model to estimate fair value under Statement No. 123R.  Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term.  Compensation cost is recognized on a straight-line basis over the requisite service period.

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

Item 4. Controls and Procedures

          We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.

          There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings:

              None

Item 1A.  Risk Factors:

          Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The risk factor below was disclosed on the Form 10-K and updates information as of March 31, 2006. It should be read in conjunction with all the risk factors and information disclosed in that Form 10-K.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

          To date, we have financed our operations primarily from sale of our equity securities and, to a lesser extent, revenues from collaborations and interest. In 2005, our operations consumed approximately $2.0 million per month. Our current projection for 2006 is that our average burn rate for 2006 will be approximately $3.0 million per month. We expect that our monthly cash used by operations will continue to increase for the next couple of years as our clinical programs are expanded. We are planning to be in a Phase IIb pivotal trial with Fodosine™ in 2006 in T-cell leukemia and are in the early stages of clinical trials in several other indications with Fodosine™. As these trials increase in size and patient enrollment increases, our costs will increase. In addition, we began clinical development of our neuraminidase inhibitor, peramivir, by starting the first clinical trial with an intravenous formulation during the first quarter of 2006 and we expect our hepatitis C drug candidate, BCX-4678 to be in clinical trials later in 2006. These additional trials and the related manufacturing, personnel resources and testing required to support these studies will consume significant capital resources and will increase our expenses and our net loss.

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

10.1*

Development and License Agreement dated as of February 1, 2006, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Holdings Limited (Portions omitted pursuant to request for confidential treatment.) Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A dated February 2, 2006.

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

# Confidential treatment granted.
& Management contracts.
* Confidential treatment requested.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2006.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Charles E. Bugg

Charles E. Bugg, Ph.D.
Chairman and Chief Executive Officer

/s/ Michael A. Darwin

Michael A. Darwin
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer