Form 10-Q
period 2006-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2006-08-09
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of August 1, 2006 was 29,221,810.

BIOCRYST PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
June 30, 2006 and December 31, 2005
(In thousands, except per share data)

	2006	2005

	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$25,055	$29,157
Marketable securities	29,712	21,103
Receivable from collaboration	1,975	30,000
Prepaid expenses and other current assets	4,504	840

Total current assets	61,246	81,100
Marketable securities	19,890	9,728
Furniture and equipment, net	2,671	2,408
Patents and licenses, net	248	187
Deferred collaboration expense	7,824	5,825

Total assets	$91,879	$99,248

Liabilities and Stockholders’ Equity
Accounts payable	$5,206	$8,813
Accrued expenses	1,547	1,252
Accrued vacation	537	443
Deferred revenue	2,391	874

Total current liabilities	9,681	11,382
Deferred revenue	37,805	29,426
Stockholders’ equity:
Preferred stock: shares authorized – 5,000
Series A Convertible Preferred stock, $.01 par value; shares authorized – 1,800; shares issued and outstanding – none
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized – 21.5; shares issued and outstanding – none
Common stock, $.01 par value; shares authorized – 45,000; shares issued and outstanding – 29,212 in 2006 and 28,814 in 2005	292	288
Additional paid-in capital	213,920	210,015
Accumulated other comprehensive income	9	—
Accumulated deficit	(169,828)	(151,863)

Total stockholders’ equity	44,393	58,440

Total liabilities and stockholders’ equity	$91,879	$99,248

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Periods Ended June 30, 2006 and 2005
(In thousands, except per share data)
(Unaudited)

	Three Months		Six Months

	2006	2005	2006	2005

Revenues:
Collaborative and other research and development	$1,558	$58	$2,330	$99
Expenses:
Research and development	11,190	5,263	19,234	10,438
General and administrative	1,384	727	2,879	1,423

Total expenses	12,574	5,990	22,113	11,861

Loss from operations	(11,016)	(5,932)	(19,783)	(11,762)
Interest and other income	933	284	1,818	469

Net loss	$(10,083)	$(5,648)	$(17,965)	$(11,293)

Basic and diluted net loss per common share	$(.35)	$(.22)	$(.62)	$(.45)

Weighted average shares outstanding	29,184	26,149	29,061	24,891

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005

Operating activities:
Net loss	$(17,965)	$(11,293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	424	441
Stock-based compensation expense	1,177	13
Changes in operating assets and liabilities:
Receivable from collaboration	28,025	—
Prepaid expenses and other current assets	(3,664)	(40)
Deferred collaboration expense	(1,999)	—
Accounts payable and accrued expenses	(3,218)	(573)
Deferred revenue	9,896	—

Net cash provided by (used in) operating activities	12,676	(11,452)
Investing activities:
Acquisitions of furniture and equipment	(684)	(78)
Purchases of patents and licenses	(64)	(21)
Purchases of marketable securities	(29,958)	(15,987)
Maturities of marketable securities	11,196	5,130

Net cash used in investing activities	(19,510)	(10,956)
Financing activities:
Employee stock purchase plan sales	100	65
Exercise of stock options	2,632	41
Sale of common stock, net of issuance costs	—	22,704

Net cash provided by financing activities	2,732	22,810

(Decrease) increase in cash and cash equivalents	(4,102)	402
Cash and cash equivalents at beginning of period	29,157	8,838

Cash and cash equivalents at end of period	$25,055	$9,240

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  Summary of Significant Accounting Policies

Basis of Presentation

     The balance sheet as of June 30, 2006, the statements of operations for the three and six months ended June 30, 2006 and 2005, and the statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. There were no adjustments other than normal recurring adjustments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Examples include accrued clinical and preclinical expenses. Actual results could differ from those estimates.

     These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s 2005 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2005 has been derived from the audited financial statements included in the Company’s most recent Annual Report on Form 10-K.

     Certain amounts in the Statement of Cash Flows for the six months ended June 30, 2005 have been reclassified to conform to the Statement of Cash Flows for the six months ended June 30, 2006. The changes had no effect on the results of operations previously reported.

Revenue Recognition

     The Company’s revenues have generally been limited to license fees, milestone payments, research and development fees, and interest income.  Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”) and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”).  License fees, future event payments, and research and development fees are recognized as revenue when the earnings process is complete and the Company has no further continuing performance obligations, or the Company has completed the performance obligations under the terms of the agreement.  Fees received under licensing agreements that are related to future performance are deferred and recognized as earned over an estimated period determined by management.  In the event a license agreement contains multiple deliverables, the Company evaluates whether the deliverables are separate or combined units of accounting in accordance with EITF Issue 00-21.  Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.

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

Marketable Securities

     The Company is required to classify securities as trading, available-for-sale, or held-to-maturity. The appropriateness of each classification is assessed at the time of purchase and at each reporting date. At June 30, 2006, the Company had approximately $49.6 million of marketable securities of which $9.3 million is classified as available-for-sale and $40.3 million is classified as held-to-maturity. Securities available-for-sale consisted of U.S. Agency securities carried at estimated fair values.  The estimated fair value of these securities was based on independent quoted market prices.  Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income. Securities held-to-maturity consisted of U.S. Treasury and Agency securities and commercial paper carried at amortized cost. The estimated fair value of these securities was approximately $40.1 million based on independent quoted market prices. While this represents an unrealized loss position, management does not believe the loss represents an other-than-temporary impairment as the Company has the ability and intent to hold the securities until maturity, at which time the cost of the investments will be recovered.

Accumulated Other Comprehensive Income

     Accumulated other comprehensive income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity.  The Company had $9,479 of unrealized gains on its securities that are included in accumulated other comprehensive income at June 30, 2006.  Other comprehensive income for the three and six months ended June 30, 2006 is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Net loss	$(10,083)	$(17,965)
Unrealized gain on securities available-for-sale	9	9

Other comprehensive income	$(10,074)	$(17,956)

Stock-Based Compensation

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

     At June 30, 2006, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (the “Plan”) and the Employee Stock Purchase Plan (the “ESPP”), which are described in more detail below.  Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25 and other related Interpretations, as permitted by Statement No. 123.  No stock-based compensation cost related to the Company’s employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006, as all options granted by the Company had exercise prices equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement No. 123R, using the modified prospective transition method.  Under that transition method, total compensation cost of $1,176,673 ($1,131,139 of expense related to the Plan and $45,534 of expense related to the ESPP) was recognized during the first six months of 2006 and includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123R.  In accordance with the modified prospective transition method adopted, results for prior periods have not been restated.  The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement No. 123R for the three and six month periods ended June 30, 2005.  For purposes of the pro forma disclosure, the value of the options was estimated using a Black-Scholes option pricing model and amortized to expense over the vesting periods of the options using a straight-line expense attribution method.  Note that amounts are in thousands, except per share data.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss as reported	$(5,648)	$(11,293)
Add stock-based compensation expense for consultants included in reported net loss	6	13
Deduct total stock-based compensation expense for employees and consultants as determined under Statement No. 123	(437)	(863)

Pro forma net loss	$(6,079)	$(12,143)

Amounts per common share:
Net loss per share, as reported	$(.22)	$(.45)
Pro forma net loss per share	$(.23)	$(.49)

     For each option award granted under the Plan during the first six months of 2005, the Black-Scholes option pricing model used the following assumptions in the table below.

Weighted Average Assumptions for Options Granted January 1, 2005 – June 30, 2005

Expected Life	5.00
Expected Volatility	96.69%
Expected Dividend Yield	0.00%
Risk-Free Interest Rate	3.89%

     The weighted average grant date fair value of the options granted under the Plan during the first six months of 2005 was $3.40.

     Statement 123R also requires that the benefits from tax deductions in excess of recognized compensation cost should be reported as a financing cash flow rather than as an operating cash flow.  The Company has never recognized any benefits from such tax deductions, as the Company has always maintained a loss position.

     Stock Incentive Plan

     The Company grants stock option incentive awards to employees, directors, and consultants of the Company under the Plan.  The Plan most recently amended and restated the Company’s 1991 Stock Incentive Plan and was subsequently approved by the Company’s stockholders on May 17, 2006.  The Plan permits the Company to issue stock options to its employees, directors, and consultants for approximately 5 million shares of common stock.  Under the Plan, option incentive awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Options granted to employees and consultants generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years.  Options granted to non-employee directors of the Company generally vest over one year.  All options have contractual terms of 10 years.  The vesting exercise provisions of options granted under the Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Plan.

     For each option award granted under the Plan during the first six months of 2006, the fair value was estimated on the date of grant using a Black-Scholes option pricing model using the assumptions noted in the table below.  The fair value expense of those options is amortized to expense over the vesting periods of the options using a straight-line expense attribution method.  The expected life is based on the average of the assumption that all outstanding options will be exercised at full vesting and the assumption that all outstanding options will be exercised at the midpoint of the valuation date and the full contractual term.  The expected volatility represents an average of the implied volatility on the Company’s publicly traded options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility.  The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future.  The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Options Granted January 1, 2006 – June 30, 2006

Expected Life	5.92
Expected Volatility	82.53%
Expected Dividend Yield	0.00%
Risk-Free Interest Rate	5.01%

Related stock option activity under the Plan is as follows:

	Options Available	Options Outstanding	Weighted Average Exercise Price

Balance December 31, 2005	443,047	3,241,351	$7.60
Options plan amended	1,500,000	—	—
Options granted	(996,700)	996,700	12.67
Options exercised	—	(384,037)	6.94
Options canceled	1,800	(1,800)	22.81

Balance June 30, 2006	948,147	3,852,214	8.97

     The total intrinsic value of options exercised under the Plan during the first six months of 2006 was $4,530,285. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of options exercised) received by all individuals who exercised options during the period.

     The following table summarizes, at June 30, 2006, by price range: (1) for options outstanding under the Plan, the number of options outstanding, their weighted average remaining life and their weighted average exercise price; and (2) for options exercisable under the Plan, the number of options exercisable and their weighted average exercise price:

	Outstanding			Exercisable

Range	Number	Life	Price	Number	Price

$0 to 3	473,653	6.5	$1.15	384,640	$1.20
3 to 6	714,459	8.1	4.19	354,278	4.01
6 to 9	1,153,269	5.3	7.78	900,153	7.66
9 to 12	10,953	7.5	10.00	9,953	9.88
12 to 15	1,191,613	8.4	12.88	204,613	14.12
15 to 18	78,327	1.3	16.34	75,827	16.32
18 to 21	6,200	9.7	19.34	—	—
21 to 24	204,120	3.5	22.84	204,120	22.84
24 to 30	19,620	3.9	26.83	19,620	26.83

$0 to 30	3,852,214	6.8	8.97	2,153,204	8.45

     The weighted average remaining contractual life of options exercisable under the Plan at June 30, 2006 is 4.8 years.

     The aggregate intrinsic value of options outstanding under the Plan at June 30, 2006 is $22,826,205. The aggregate intrinsic value of options currently exercisable under the Plan at June 30, 2006 is $14,798,263. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders under the Plan had they exercised their options at the end of the period.

     The following table summarizes, at June 30, 2006 the number of non-vested options under the Plan and their weighted average grant date fair value:

	Number	Weighted Average Grant Date Fair Value

Balance December 31, 2005	1,042,222	$3.82
Options granted	996,700	8.88
Options vested	(339,912)	3.37
Options canceled	—	—

Balance June 30, 2006	1,699,010	6.88

     The total fair value of the options vested under the Plan during the first six months of 2006 was $1,143,913.

     The number of options vested and expected to vest as of June 30, 2006 is 3,615,973.  The weighted average exercise price of those options is $9.01 and their weighted average remaining contractual life is 6.6 years.

     Employee Stock Purchase Plan

     The ESPP was originally approved by the Company’s stockholders on May 29, 1995 and most recently amended on May 12, 2002.  The Company has reserved a total of 400,000 shares of common stock to be purchased under the ESPP, of which 109,050 shares remain available for purchase at June 30, 2006.  Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals.  No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year.  The Company issued 16,551 shares during the first six months of 2006 under the ESPP. Expense of $45,534 related to the ESPP was recognized during the first six months of 2006, while expense of $31,340 related to the ESPP would have been recognized during the first six months of 2005 had the Company not followed the guidance of APB No. 25.  For both periods, expense was determined using a Black-Scholes option pricing model.

     As of June 30, 2006, there was approximately $10,008,033 of total unrecognized compensation cost related to non-vested employee stock option awards granted under the Plan and the ESPP.  That cost is expected to be recognized as follows:  $2,023,193 in the remainder of 2006, $3,173,165 in 2007, $2,344,415 in 2008, $1,822,830 in 2009, and $644,430 in 2010.

2. Collaborative Agreements

     In November 2005 and February 2006, the Company announced collaborative relationships with F.Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”) and Mundipharma International Holdings Limited (“Mundipharma”), respectively.  For these license agreements, the Company has decided to defer the upfront payments over the remaining life of the patents of the compounds licensed, which is through August 2023 for the Roche agreement and through October 2017 for the Mundipharma agreement. These upfront payments have been classified as deferred revenue on the balance sheet and the significant direct costs incurred upon entering into these licensing agreements related to sublicense fees paid to Albert Einstein College of Medicine (“AECOM”) and Industrial Research, Ltd. (“IRL”) have been recorded as deferred assets on the balance sheet. As the Company recognizes the revenue related to these agreements, which began in February 2006 for the Mundipharma agreement and is expected to begin in the second half of 2006 for the Roche agreement, the Company will also recognize the proportionate amount of expense related to the deferred assets.

     In addition, in June 2006, the Company announced a collaborative relationship with Green Cross Corporation (“Green Cross”).  Consistent with the accounting treatment in the Roche and Mundipharma license arrangements, the Company has deferred the upfront payment made by Green Cross and the sublicense fee payable by the Company to the University of Alabama at Birmingham (“UAB”). The recognition of the revenue and the expense from the Green Cross agreement is expected to begin in August 2006 and continue through November 2009.

3. Recent Accounting Pronouncements

     In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). This interpretation creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for years beginning after December 15, 2006. Management of the Company is evaluating the impact of this pronouncement, but does not anticipate that it will have a significant impact on its results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding future results, performance, or achievements of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on  Form 10-Q and current reports on Form 8-K.

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

     We have incurred operating losses since our inception. Our accumulated deficit at June 30, 2006 was $169.8 million. We expect to incur substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2005, we spent 54.6% of our research and development expenses on contract research and development, including:

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

     The above expenditures for contract research and development for our current and future drug candidates will vary from quarter-to-quarter depending on the status of our research and development projects. For example, we began clinical development of our neuraminidase inhibitor, peramivir, by starting the first clinical trial with an intravenous formulation during the first quarter of 2006. We also began the scale-up manufacturing required for validation of the manufacturing process for both peramivir and our lead product Fodosine™, BCX-1777, an inhibitor of the enzyme purine nucleoside phosphorylase (“PNP”).  Fodosine™ is currently in various stages of clinical development in multiple oncology indications, including a Phase II trial in T-cell leukemia. As these trials progress and additional trials are started, our costs for clinical studies will increase significantly.

     Changes in our existing and future research and development and collaborative relationships also will impact the status of our research and development projects. For example, in November 2005 we entered into a license agreement with Roche for the worldwide development and commercialization for our second PNP inhibitor, BCX-4208. In addition to an upfront payment plus an advance payment for some manufacturing we will perform, Roche has assumed financial responsibility for the future development costs associated with this program. In February 2006, we licensed Fodosine™ to Mundipharma for the development and commercialization of this drug in Europe, Asia and Australasia. In addition to the upfront payment of $10 million, Mundipharma will pay 50% of the clinical development costs we will incur for Fodosine™ on existing and planned clinical trials, but their portion shall not exceed $10 million.

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

Results of Operations (three months ended June 30, 2006 compared to the three months ended June 30, 2005)

     Collaborative and other research and development revenues increased to $1,558,000 in the three months ended June 30, 2006 compared to $58,000 in the three months ended June 30, 2005, due to the recognition of revenue related to our collaboration with Mundipharma for the development and commercialization of forodesine hydrochloride (Fodosine™) in Europe and Asia.  For this collaboration, we began recognizing the $10 million up front payment in February 2006, which will continue until it is fully recognized in October 2017.  In addition, we recognized revenue for the portion of clinical expenses incurred during the quarter that will be reimbursed by Mundipharma according to the terms of the collaboration.

     Research and development (“R&D”) expenses increased 112.6% to $11,190,000 in the three months ended June 30, 2006 from $5,263,000 in the three months ended June 30, 2005. The increase is primarily attributable to expenses for contract research and synthesis of compound related to the clinical development and manufacturing of our drug candidates, Fodosine™ and peramivir. We are currently in several additional clinical trials with Fodosine™ as compared to the same period in 2005 and we initiated clinical testing of peramivir late in the first quarter of 2006. In addition, we have also started the process of manufacturing validation for both Fodosine™ and peramivir. There was also an increase in compensation cost for the second quarter of 2006 compared to the second quarter of 2005, primarily related to the Company’s adoption of Statement No. 123R, which resulted in $337,000 of share-based compensation expense for the second quarter 2006, and the increase in headcount during 2006.

     General and administrative expenses for the three months ended June 30, 2006 increased 90.4% to $1,384,000 as compared to $727,000 for the same period in 2005, primarily due to $420,000 of share-based compensation expense related to the adoption of Statement No. 123R, additional employment expenses related to an increase in personnel, and an increase in professional fees.

     Interest income for the three months ended June 30, 2006 was $933,000, a 228.5% increase as compared to the same period in 2005. This increase was due to a higher average cash balance during the second quarter of 2006.

Results of Operations (six months ended June 30, 2006 compared to the six months ended June 30, 2005)

     Collaborative and other research and development revenues increased to $2,330,000 for the six months ended June 30, 2006 compared to $99,000 for the six months ended June 30, 2005, due to the recognition of revenue related to our collaboration with Mundipharma for the development and commercialization of Fodosine™ in Europe and Asia. For this collaboration, we began recognizing the $10 million up front payment in February 2006, which will continue until it is fully recognized in October 2017. In addition, we began recognizing revenue during the first quarter of 2006 for clinical expenses that will be reimbursed by Mundipharma according to the terms of the collaboration.

     R&D expenses increased 84.3% to $19,234,000 for the six months ended June 30, 2006 from $10,438,000 for the six months ended June 30, 2005. The increase is primarily attributable to expenses for contract research and synthesis of compounds related to the clinical development and manufacturing of our drug candidates, Fodosine™ and peramivir. We are currently in several additional clinical trials with Fodosine™ as compared to the same period in 2005 and we initiated clinical testing of peramivir late in the first quarter of 2006. In addition, we have also started the process of manufacturing validation for both Fodosine™ and peramivir. There was also an increase in compensation cost for the second quarter of 2006 compared to the second quarter of 2005, primarily related to the Company’s adoption of Statement No. 123R, which resulted in $516,000 of share-based compensation expense for the first half of 2006, and the increase in headcount during 2006.

     General and administrative expenses for the six months ended June 30, 2006 increased 102.3% to $2,879,000 as compared to $1,423,000 for the same period in 2005, primarily due to $661,000 of share-based compensation expense related to the adoption of Statement No. 123R, additional compensation expense related to an increase in personnel, and an increase in professional fees primarily related to our recent collaborations.

     Interest income for the six months ended June 30, 2006 was $1,818,000, a 287.6% increase as compared to the same period in 2005. This increase was due to a higher average cash balance during the second quarter of 2006 resulting from receipt of the upfront payments related to the Roche and Mundipharma collaborations.

Liquidity and Capital Resources

      Cash expenditures have exceeded revenues since our inception. Our operations have principally been funded through public offerings and private placements of equity and debt securities. For example, during December 2005, we raised $30.0 million (approximately $29.9 million net of expenses) through a sale of 2,228,829 shares of our common stock. Other sources of funding have included the following:

•	collaborative and other research and development agreements (such as the Roche, Mundipharma and Green Cross licenses);

•	equipment lease financing;

•	facility leases;

•	research grants; and

•	interest income.

     In addition, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with other parties to conduct certain research and development and using consultants. We expect to incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities, undertake additional preclinical studies and clinical trials of compounds which have been or may be discovered and as we validate the manufacturing process of our lead compounds. We also expect to incur substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical products advance through later stages of development.

     We invest our excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limit the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within two years. We have not realized any losses from such investments.

     We have financed some of our equipment purchases with lease lines of credit. In July 2000, we renegotiated our lease for our current facilities, which will expire on June 30, 2010. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2010 and a one-time option to terminate the lease on June 30, 2008 for a termination fee of approximately $124,000. The lease, as amended effective December 1, 2005 for a reduction of 7,200 square feet, requires us to pay monthly rent starting at $36,855 per month in December 2005 and escalating annually to a minimum of $41,481 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. As part of the lease, we have deposited a U.S. Treasury security in escrow for the payment of rent and performance of other obligations specified in the lease. This pledged amount is currently $132,000, which can be decreased by $65,000 annually throughout the term of the lease. Currently, we have approximately 3,600 square feet being subleased, which can be terminated with 30 days written notice.

     We have not incurred any significant charges related to building renovations since 2001, but we currently have plans for some renovations and for the purchase of additional scientific equipment. Our anticipated capital expenditures for 2006 related to these items are not expected to exceed $1.5 million.

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

     As of June 30, 2006, we had $74.7 million in cash, cash equivalents and securities. We believe that our currently available funds will be sufficient to fund our operations at least through 2007. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

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

     To date, we have financed our operations primarily from sale of our equity securities and cash from collaborations and, to a lesser extent, interest. For the first six months of 2006, our average monthly cash burn from normal operations has been approximately $3.2 million. For the year, our cash, cash equivalents and securities balance has increased from $60 million as of December 31, 2005 to $74.6 million as of June 30, 2006, primarily due to cash received from collaborations, totaling approximately $31.8 million net of sublicense fees, less the monthly cash burn from operations.

      In June 2006 the Department of Health and Human Services (“HHS”) issued a Request for Proposal (“RFP”) for the potential funding of companies with antiviral drugs in development for both seasonal and avian influenza. We believe our peramivir program meets substantially all of the requirements outlined in the RFP and therefore we submitted a proposal to HHS on July 20, 2006 and we hope to be considered a competitive candidate for some of the funding to be made available under the RFP. We have made certain commitments related to the advancement of peramivir for both our intramuscular and intravenous formulations so that we will be prepared to enter multiple Phase II trials during the 2006-2007 influenza season. We plan to be in several Phase II trials with peramivir using intravenous and intramuscular formulations for the 2006-2007 flu season and we are currently initiating the additional Phase I trials to support these planned Phase II trials.

      In addition, on August 7, 2006, we announced that we had received a Special Protocol Assessment (“SPA”) letter from the U.S. Food and Drug Administration (“FDA”) for the initiation of a pivotal clinical trial of our lead anti-cancer compound Fodosine™.  The SPA letter documents the agreement between the FDA and the Company regarding the trial design’s suitability to support regulatory approval. We expect to initiate a multicenter, open-label pivotal clinical trial later this year with the goal of enrolling 100 patients. In our original request, we estimated the number of patients required for this trial would be approximately 50, based on other similar trials completed by other companies.

     As a result of the commitments we have made for the clinical development of both peramivir  and Fodosine™, plus the ongoing validation of the manufacturing process for these drug candidates, we expect that our monthly cash used by operations will increase significantly during the second half of 2006 to a level which could eventually exceed $5 million per month during this time. We are hopeful that our proposal response for the RFP will be acceptable for funding, which would significantly offset this projected burn rate if and when it became effective. In addition, we expect to achieve one milestone related to our collaboration with Mundipharma in 2006 and we will continue to be reimbursed for our clinical development costs up to the $10 million defined in our agreement. We currently have a balance receivable of approximately $2 million for their portion of the funding related to the clinical development of Fodosine™.

     As our clinical programs continue to grow and patient enrollment increases, our costs will increase. Our current and planned clinical trials plus the related manufacturing, personnel resources and testing required to support these trials will consume significant capital resources and will increase our expenses and our net loss.

     Our monthly burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount of funding or assistance we receive from governmental agencies or other new partnerships with third parties for the development of our drug candidates in general and for peramivir specifically, the progress and results of our current and proposed clinical trials for our most advanced drug products, the progress made in the manufacturing of our lead products and the progression of our other programs.

     The collaboration with Roche for the worldwide development and commercialization of BCX-4208 provided an upfront payment plus an advance payment for specific manufacturing we will perform. We expect to fulfill our manufacturing obligation in the third quarter of 2006. The initial $30 million was recorded as a receivable on our balance sheet at December 31, 2005 and was received in January 2006. Roche will take over the development and pay all costs associated with this program. The agreement also provides for future event payments and royalties to be made by Roche upon the achievement of certain clinical, regulatory and sales events.

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

      For the Roche and Mundipharma collaborations, we will owe sublicense payments to AECOM and IRL on all upfront, future event payments and royalties. For the first six months of 2006, we have paid approximately $8.2 million related to these agreements. The revenue from these agreements has been recorded as deferred revenue on our balance sheet and will be recognized over the remaining patent life of the related drug candidate. The payments to AECOM and IRL have been recorded as deferred assets on our balance sheet and will be recognized over the period of the related revenue recognition. Due to the nature of the potential milestones in our collaborations, it is difficult to predict if and when particular milestones will be achieved by us or our collaborators.

     We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and from the RFP specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale-back or eliminate certain of our research and development programs.

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of June 30, 2006, we are not involved in any material unconsolidated SPE or off-balance sheet arrangements.

Contractual Obligations

      A summary of our obligations to make future payments under contracts existing as of December 31, 2005 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2005. For the six months ended June 30, 2006, the Company has entered into various contracts in the ordinary course of business for several R&D related items, including manufacturing of various compounds, additional toxicology studies and clinical trials and has already paid for some of the obligations disclosed at December 31, 2005. The net effect of these changes was to increase the purchase obligations disclosed at December 31, 2005 by a total of approximately $8.2 million. These obligations could change during the course of the year depending on the status of each of our development programs.

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

Stock-Based Compensation

     At June 30, 2006, we have two stock-based employee compensation plans, the Stock Incentive Plan (the “Plan”) and the Employee Stock Purchase Plan (the “ESPP”).  Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB No. 25 and other related Interpretations, as permitted by Statement No. 123.  No stock-based compensation cost related to the our employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006, as all options granted had exercise prices equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, we adopted the fair value recognition provisions of Statement No. 123R, using the modified prospective transition method.  Under that transition method, total compensation cost of $1,176,673 ($1,131,139 of expense related to the Plan and $45,534 of expense related to the ESPP) was recognized during the first six months of 2006 and includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123R.  Results for prior periods have not been restated.

     As of June 30, 2006, there was approximately $10,008,033 of total unrecognized compensation cost related to non-vested employee stock option awards granted under the Plan and the ESPP.  That cost is expected to be recognized as follows:  $2,023,193 in the remainder of 2006, $3,173,165 in 2007, $2,344,415 in 2008, $1,822,830 in 2009, and $644,430 in 2010.

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

Information Regarding Forward-Looking Statements

     This filing contains forward-looking statements, including statements regarding future results, performance or achievements.  These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as any amendments we make to those sections in filings with the SEC.  These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs;

•	the potential for funding from HHS for the clinical development of peramivir from the RFP;

•	the further preclinical or clinical development and commercialization of our product candidates;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations with biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance; and

•	competitive companies, technologies and our industry.

     These statements reflect our current views with respect to future events and BioCryst has no obligation to update or revise the statements.  BioCryst cautions that you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in greater detail in “Risk Factors.”

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

Item 4. Controls and Procedures

     We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings:

None

Item 1A.	Risk Factors:

     Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The risk factor below was disclosed on the Form 10-K and updates information as of June 30, 2006. It should be read in conjunction with all the risk factors and information disclosed in that Form 10-K.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

     To date, we have financed our operations primarily from sale of our equity securities and cash from collaborations and, to a lesser extent, interest. For the first six months of 2006, our average monthly cash burn from normal operations has been approximately $3.2 million. For the year, our cash, cash equivalents and securities balance has increased from $60 million as of December 31, 2005 to $74.6 million as of June 30, 2006, primarily due to cash received from collaborations, totaling approximately $31.8 million net of sublicense fees, less the monthly cash burn from operations.

      In June 2006 the Department of Health and Human Services (“HHS”) issued a Request for Proposal (“RFP”) for the potential funding of companies with antiviral drugs in development for both seasonal and avian influenza. We believe our peramivir program meets substantially all of the requirements outlined in the RFP and therefore we submitted a proposal to HHS on July 20, 2006 and we hope to be considered a competitive candidate for some of the funding to be made available under the RFP. We have made certain commitments related to the advancement of peramivir for both our intramuscular and intravenous formulations so that we will be prepared to enter multiple Phase II trials during the 2006-2007 influenza season. We plan to be in several Phase II trials with peramivir using intravenous and intramuscular formulations for the 2006-2007 flu season and we are currently initiating the additional Phase I trials to support these planned Phase II trials.

      In addition, on August 7, 2006, we announced that we had received a Special Protocol Assessment (“SPA”) letter from the U.S. Food and Drug Administration (“FDA”) for the initiation of a pivotal clinical trial of our lead anti-cancer compound Fodosine™.  The SPA letter documents the agreement between the FDA and the Company regarding the trial design’s suitability to support regulatory approval. We expect to initiate a multicenter, open-label pivotal clinical trial later this year with the goal of enrolling 100 patients. In our original request, we estimated the number of patients required for this trial would be approximately 50, based on other similar trials completed by other companies.

     As a result of the commitments we have made for the clinical development of both peramivir  and Fodosine™, plus the ongoing validation of the manufacturing process for these drug candidates, we expect that our monthly cash used by operations will increase significantly during the second half of 2006 to a level which could eventually exceed $5 million per month during this time. We are hopeful that our proposal response for the RFP will be acceptable for funding, which would significantly offset this projected burn rate if and when it became effective. In addition, we expect to achieve one milestone related to our collaboration with Mundipharma in 2006 and we will continue to be reimbursed for our clinical development costs up to the $10 million defined in our agreement. We currently have a balance receivable of approximately $2 million for their portion of the funding related to the clinical development of Fodosine™.

     As our clinical programs continue to grow and patient enrollment increases, our costs will increase. Our current and planned clinical trials plus the related manufacturing, personnel resources and testing required to support these trials will consume significant capital resources and will increase our expenses and our net loss.

     Our monthly burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount of funding or assistance we receive from governmental agencies in general and under the RFP specifically, or other new partnerships with third parties for the development of our drug candidates in general and for peramivir specifically, the progress and results of our current and proposed clinical trials for our most advanced drug products, the progress made in the manufacturing of our lead products and the progression of our other programs.  Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	the progress of our research, drug discovery and development programs;

•	changes in existing collaborative relationships;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies, governmental agencies or other third parties;

•	the extent to which our collaborators, including governmental agencies will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to obtain funding for our peramivir program from the RFP issued by HHS;

•	our ability to negotiate favorable development and marketing alliances for our drug product candidates;

•	the magnitude of our research and development programs;

•	the scope and results of preclinical studies and clinical trials to identify drug product candidates and the costs of manufacturing drug product to support these studies and trials;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	our dependence on others for development and commercialization of our product candidates; and

•	successful commercialization of our products consistent with our licensing strategy.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

None

Item 3.	Defaults Upon Senior Securities:

None

Item 4.	Submission of Matters to a Vote of Security Holders:

(a)	The Company’s annual meeting of stockholders was held on May 17, 2006.

(b)

Messrs. Bennett, Biggar, Horovitz and Steer were elected as directors for three-year terms expiring in 2009.  Messrs., Bugg, Gordon, Higgins, Featheringill, Sherrill, and Spencer and Ms. Seidenberg continue as directors.

(c)	Motion before stockholders:

                                                  1.  Election of four directors as follows -

Name	Votes For	Abstentions/ Withheld

J. Claude Bennett, M.D.	26,005,139	1,049,731
Stephen R. Biggar, M.D., Ph.D.	26,003,804	1,051,066
Zola P. Horovitz, Ph.D.	23,244,705	3,810,165
Randolph C. Steer, M.D. Ph.D.	26,005,793	1,049,077

                                                  2.  Approval of the  Stock Incentive Plan

Votes For	Votes Against	Abstentions/ Withheld

15,627,202	1,328,145	98,449

                                                  3.  Ratification of Ernst & Young, LLP

Votes For	Votes Against	Abstentions/ Withheld

26,315,798	712,490	26,582

(d)	Not applicable.

Item 5.	Other Information:

None

Item 6.	Exhibits:

	a.	Exhibits:

Number	Description

3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.
3.2	Bylaws of Registrant as amended December 15, 2005. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 16, 2005.
4.1

Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B.  Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A dated June 17, 2002.

10.1	Stock Incentive Plan, as amended and restated effective March 7, 2006.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# Confidential treatment granted.
& Management contracts.
* Confidential treatment requested.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August, 2006.

BIOCRYST PHARMACEUTICALS, INC.

/s/Charles E. Bugg

Charles E. Bugg, Ph.D.
Chairman and Chief Executive Officer

/s/Michael A. Darwin

Michael A. Darwin
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer