Form 10-Q
period 2006-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2006-11-09
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

Commission File Number 000-23186

BIOCRYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	62-1413174
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2190 Parkway Lake Drive; Birmingham, Alabama 35244
(Address of principal executive offices)

(205) 444-4600
(Registrant's telephone number, including area code)

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

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of November 1, 2006 was 29,233,888.

BIOCRYST PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
September 30, 2006 and December 31, 2005
(In thousands, except per share data)

	2006	2005

	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$7,733	$29,157
Marketable securities	36,082	21,103
Receivable from collaboration	3,139	30,000
Prepaid expenses and other current assets	1,705	840

Total current assets	48,659	81,100
Marketable securities	17,813	9,728
Furniture and equipment, net	2,679	2,408
Patents and licenses, net	260	187
Deferred collaboration expense	10,787	5,825

Total assets	$80,198	$99,248

Liabilities and Stockholders’ Equity
Accounts payable	$7,974	$8,813
Accrued expenses	1,630	1,252
Accrued vacation	602	443
Deferred revenue	2,699	874

Total current liabilities	12,905	11,382
Deferred revenue	37,271	29,426
Stockholders' equity:
Preferred stock: shares authorized – 5,000
Series A Convertible Preferred stock, $.01 par value; shares authorized – 1,800; shares issued and outstanding – none
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized – 45; shares issued and outstanding – none
Common stock, $.01 par value; shares authorized – 45,000; shares issued and outstanding – 29,232 in 2006 and 28,814 in 2005	292	288
Additional paid-in capital	215,107	210,015
Accumulated other comprehensive income	54	—
Accumulated deficit	(185,431)	(151,863)

Total stockholders' equity	30,022	58,440

Total liabilities and stockholders' equity	$80,198	$99,248

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Periods Ended September 30, 2006 and 2005
(In thousands, except per share data)
(Unaudited)

	Three Months		Nine Months

	2006	2005	2006	2005

Revenues:
Collaborative and other research and development	$1,790	$32	$4,120	$131
Expenses:
Research and development	16,650	7,164	35,884	17,602
General and administrative	1,599	795	4,478	2,218

Total expenses	18,249	7,959	40,362	19,820

Loss from operations	(16,459)	(7,927)	(36,242)	(19,689)
Interest and other income	856	282	2,674	751

Net loss	$(15,603)	$(7,645)	$(33,568)	$(18,938)

Basic and diluted net loss per common share	$(.53)	$(.29)	$(1.15)	$(.75)

Weighted average shares outstanding	29,222	26,209	29,116	25,336

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005

Operating activities:
Net loss	$(33,568)	$(18,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	593	657
Stock-based compensation expense	2,238	20
Changes in operating assets and liabilities:
Receivable from collaboration	26,861	—
Prepaid expenses and other current assets	(865)	55
Deferred collaboration expense	(4,962)	—
Accounts payable and accrued expenses	(302)	613
Deferred revenue	9,670	—

Net cash used in operating activities	(335)	(17,593)
Investing activities:
Acquisitions of furniture and equipment	(859)	(179)
Purchases of patents and licenses	(78)	(38)
Purchases of marketable securities	(42,101)	(16,050)
Maturities of marketable securities	19,091	10,129

Net cash used in investing activities	(23,947)	(6,138)
Financing activities:
Employee stock purchase plan sales	191	137
Exercise of stock options	2,667	1,168
Sale of common stock, net of issuance costs	—	22,685

Net cash provided by financing activities	2,858	23,990

(Decrease) increase in cash and cash equivalents	(21,424)	259
Cash and cash equivalents at beginning of period	29,157	8,838

Cash and cash equivalents at end of period	$7,733	$9,097

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  Summary of Significant Accounting Policies

Basis of Presentation

          The balance sheet as of September 30, 2006, the statements of operations for the three and nine months ended September 30, 2006 and 2005, and the statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management's opinion, necessary to present fairly, in all material respects, the financial position at September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. There were no adjustments other than normal recurring adjustments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Examples include accrued clinical and preclinical expenses. Actual results could differ from those estimates.

          These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and the notes thereto included in the Company's 2005 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2005 has been derived from the audited financial statements included in the Company’s most recent Annual Report on Form 10-K.

          Certain amounts in the Statement of Cash Flows for the nine months ended September 30, 2005 have been reclassified to conform to the Statement of Cash Flows for the nine months ended September 30, 2006. The changes had no effect on the results of operations previously reported.

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

Marketable Securities

          The Company is required to classify securities as trading, available-for-sale, or held-to-maturity. The appropriateness of each classification is assessed at the time of purchase and at each reporting date. At September 30, 2006, the Company had approximately $53.9 million of marketable securities of which $20.3 million is classified as available-for-sale and $33.6 million is classified as held-to-maturity. Securities available-for-sale consisted of U.S. Agency securities carried at estimated fair values. The estimated fair value of these securities was based on independent quoted market prices. Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income. Securities held-to-maturity consisted of U.S. Treasury and Agency securities and commercial paper carried at amortized cost. The estimated fair value of these securities was approximately $33.5 million based on independent quoted market prices. While this represents an unrealized loss position, management does not believe the loss represents an other-than-temporary impairment as the Company has the ability and intent to hold the securities until maturity, at which time the cost of the investments will be recovered.

Accumulated Other Comprehensive Income

          Accumulated other comprehensive income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had $54,251 of unrealized gains on its securities that are included in accumulated other comprehensive income at September 30, 2006. Other comprehensive income for the three and nine months ended September 30, 2006 appears in the following table.  Note that amounts are in thousands.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Net loss	$(15,603)	$(33,568)
Unrealized gain on securities available-for-sale	45	54

Other comprehensive income	$(15,558)	$(33,514)

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

          At September 30, 2006, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (the “Plan”) and the Employee Stock Purchase Plan (the “ESPP”), which are described in more detail below.  Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25 and other related Interpretations, as permitted by Statement No. 123.  No stock-based compensation cost related to the Company’s employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006, as all options granted by the Company had exercise prices equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement No. 123R, using the modified prospective transition method.  Under that transition method, total compensation cost of $2,237,538 ($2,167,629 of expense related to the Plan and $69,909 of expense related to the ESPP) was recognized during the first nine months of 2006 and includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123R.  In accordance with the modified prospective transition method adopted, results for prior periods have not been restated.  The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement No. 123R for the three and nine month periods ended September 30, 2005.  For purposes of the pro forma disclosure, the value of the options was estimated using a Black-Scholes option pricing model and amortized to expense over the vesting periods of the options using a straight-line expense attribution method.  Note that amounts are in thousands, except per share data.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss as reported	$(7,645)	$(18,938)
Add stock-based compensation expense for consultants included in reported net loss	7	20
Deduct total stock-based compensation expense for employees and consultants as determined under Statement No. 123	(449)	(1,312)

Pro forma net loss	$(8,087)	$(20,230)

Amounts per common share:
Net loss per share, as reported	$(.29)	$(.75)
Pro forma net loss per share	$(.31)	$(.80)

          For each option award granted under the Plan during the first nine months of 2005, the Black-Scholes option pricing model used the assumptions in the table below.

Weighted Average Assumptions for Options Granted January 1, 2005 – September 30, 2005

Expected Life	5.00
Expected Volatility	96.69%
Expected Dividend Yield	0.00%
Risk-Free Interest Rate	3.89%

          The weighted average grant date fair value of the options granted under the Plan during the first nine months of 2005 was $3.40.

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

          For each option award granted under the Plan during the first nine months of 2006, the fair value was estimated on the date of grant using a Black-Scholes option pricing model using the assumptions noted in the table below.  The fair value expense of those options is amortized to expense over the vesting periods of the options using a straight-line expense attribution method.  The expected life is based on the average of the assumption that all outstanding options will be exercised at full vesting and the assumption that all outstanding options will be exercised at the midpoint of the valuation date and the full contractual term.  The expected volatility represents an average of the implied volatility on the Company’s publicly traded options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility.  The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future.  The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Options Granted January 1, 2006 – September 30, 2006

Expected Life	5.92
Expected Volatility	82.48%
Expected Dividend Yield	0.00%
Risk-Free Interest Rate	4.98%

          Related stock option activity under the Plan is as follows:

	Options Available	Options Outstanding	Weighted Average Exercise Price

Balance December 31, 2005	443,047	3,241,351	$7.60
Options plan amended	1,500,000	—	—
Options granted	(1,115,904)	1,115,904	12.43
Options exercised	—	(394,115)	6.85
Options canceled	1,800	(1,800)	22.81

Balance September 30, 2006	828,943	3,961,340	9.03

          The total intrinsic value of options exercised under the Plan during the first nine months of 2006 was $4,595,829. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of options exercised) received by all individuals who exercised options during the period.

          The following table summarizes, at September 30, 2006, by price range: (1) for options outstanding under the Plan, the number of options outstanding, their weighted average remaining life and their weighted average exercise price; and (2) for options exercisable under the Plan, the number of options exercisable and their weighted average exercise price:

	Outstanding			Exercisable

Range	Number	Life	Price	Number	Price

$0 to 3	469,907	6.2	$1.15	421,769	$1.18
3 to 6	708,627	7.9	4.18	379,426	4.02
6 to 9	1,156,469	5.1	7.78	930,633	7.68
9 to 12	121,453	9.7	10.33	9,953	9.88
12 to 15	1,196,617	8.1	12.88	249,604	13.79
15 to 18	78,327	1.0	16.34	75,827	16.32
18 to 21	6,200	9.4	19.34	—	—
21 to 24	204,120	3.2	22.84	204,120	22.84
24 to 30	19,620	3.6	26.83	19,620	26.83

$0 to 30	3,961,340	6.6	9.03	2,290,952	8.36

          The weighted average remaining contractual life of options exercisable under the Plan at September 30, 2006 is 4.8 years.

          The aggregate intrinsic value of options outstanding under the Plan at September 30, 2006 is $35,754,032. The aggregate intrinsic value of options currently exercisable under the Plan at September 30, 2006 is $19,141,482. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders under the Plan had they exercised their options at the end of the period.

          The following table summarizes, at September 30, 2006 the number of non-vested options under the Plan and their weighted average grant date fair value:

	Number	Weighted Average Grant Date Fair Value

Balance December 31, 2005	1,042,181	$3.82
Options granted	1,115,904	8.70
Options vested	(487,697)	3.82
Options canceled	—	—

Balance September 30, 2006	1,670,388	7.08

          The total fair value of the options vested under the Plan during the first nine months of 2006 was $1,861,806.

          The number of options vested and expected to vest as of September 30, 2006 is 3,719,481.  The weighted average exercise price of those options is $9.05 and their weighted average remaining contractual life is 6.5 years.

          Employee Stock Purchase Plan

          The ESPP was originally approved by the Company’s stockholders on May 29, 1995 and most recently amended on May 12, 2002.  The Company has reserved a total of 400,000 shares of common stock to be purchased under the ESPP, of which 99,613 shares remain available for purchase at September 30, 2006.  Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals.  No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year.  The Company issued 25,988 shares during the first nine months of 2006 under the ESPP. Expense of $69,909 related to the ESPP was recognized during the first nine months of 2006, while expense of $51,372 related to the ESPP would have been recognized during the first nine months of 2005 had the Company not followed the guidance of APB No. 25.  For both periods, expense was determined using a Black-Scholes option pricing model.

As of September 30, 2006, there was approximately $9,754,430 of total unrecognized compensation cost related to non-vested employee stock option awards granted under the Plan and the ESPP.  That cost is expected to be recognized as follows:  $1,077,213 in the remainder of 2006, $3,370,558 in 2007, $2,533,441 in 2008, $2,011,857 in 2009, and $761,361 in 2010.

2. Collaborative Agreements

          In November 2005 and February 2006, the Company announced collaborative relationships with F.Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”) and Mundipharma International Holdings Limited (“Mundipharma”), respectively.  For these license agreements, the Company has decided to defer the upfront payments over the remaining life of the patents of the compounds licensed, which is through August 2023 for the Roche agreement and through October 2017 for the Mundipharma agreement. These upfront payments have been classified as deferred revenue on the balance sheet and the significant direct costs incurred upon entering into these licensing agreements related to sublicense fees paid to Albert Einstein College of Medicine (“AECOM”) and Industrial Research, Ltd. (“IRL”) have been recorded as deferred assets on the balance sheet. As the Company recognizes the revenue related to these agreements, which began in February 2006 for the Mundipharma agreement and is expected to begin in the fourth quarter of 2006 for the Roche agreement, the Company will also recognize the proportionate amount of expense related to the deferred assets.

          In addition, in June 2006, the Company announced a collaborative relationship with Green Cross Corporation (“Green Cross”).  Consistent with the accounting treatment in the Roche and Mundipharma license arrangements, the Company has deferred the upfront payment made by Green Cross and the sublicense fee payable by the Company to the University of Alabama at Birmingham (“UAB”). The recognition of the revenue and the expense from the Green Cross agreement began in August 2006 and will continue through November 2009.

3. Recent Accounting Pronouncements

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”).  The standard provides enhanced guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  While the standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, it does not expand the use of fair value in any new circumstances.  Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management of the Company is evaluating the impact of this standard, but does not anticipate that it will have a significant impact on its financial statements.

          Also in September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  This bulletin expresses the Staff’s views regarding the process of quantifying financial statement misstatements.  The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the accumulation of improper amounts on the balance sheet.  SAB No. 108 is effective for annual financial statements starting with the year ending December 31, 2006.  The Company is evaluating the impact of this bulletin and based on current information, the Company does not believe that it will have a material impact on its financial statements.

          In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). This interpretation creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for years beginning after December 15, 2006. Management of the Company is evaluating the impact of this pronouncement, but does not anticipate that it will have a significant impact on its financial statements.

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

          Our revenues have generally been limited to license fees, milestone payments, research and development fees, and interest income.  Revenue is recognized in accordance with SAB No. 104 and EITF Issue 00-21.  License fees, future event payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations, or we have completed the performance obligations under the terms of the agreement.  Fees received under licensing agreements that are related to future performance are deferred and recognized as earned over an estimated period determined by management based on the terms of the agreement and the products licensed.  For example, in the Roche and Mundipharma license agreements announced in November 2005 and February 2006, respectively, we have determined to defer the upfront payments over the remaining life of the patents which are 17 years (through August 2023) for the Roche license agreement and 12 years (through October 2017) for the Mundipharma license agreement.  In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting in accordance with EITF Issue 00-21.  Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.

          Future event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable.  Any event payments received prior to satisfying these criteria are recorded as deferred revenue.

          Significant direct costs incurred upon entering into a licensing arrangement, such as our sublicense fees to AECOM and IRL, are deferred and charged to expense in proportion to the revenue recognized.  Under the guidance of EITF Issue 99-19 and EITF Issue 01-14, reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses.

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

          We have incurred operating losses since our inception. Our accumulated deficit at September 30, 2006 was $185.4 million. We expect to incur substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2005, we spent 54.6% of our research and development expenses on contract research and development, including:

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

          The above expenditures for contract research and development for our current and future drug candidates will vary from quarter-to-quarter depending on the status of our research and development projects. For example, we began clinical development of our neuraminidase inhibitor, peramivir, by starting the first clinical trial with an intravenous formulation during the first quarter of 2006. We also began the scale-up manufacturing required for validation of the manufacturing process for both peramivir and our lead product Fodosine™, BCX-1777, an inhibitor of the enzyme purine nucleoside phosphorylase (“PNP”).  Fodosine™ is currently in various stages of clinical development in multiple oncology indications, including a Phase IIa trial in T-cell leukemia. We plan to initiate a pivotal Phase IIb trial with Fodosine™ by the end of 2006 under the terms of a Special Protocol Assessment (“SPA”) letter from the U.S. Food and Drug Administration (“FDA”) and we are also in the process of initiating Phase II trials with peramivir for the 2006-2007 flu season.  As these trials progress and additional trials are started, our costs for clinical studies will increase significantly.

          Changes in our existing and future research and development and collaborative relationships also will impact the status of our research and development projects. For example, in November 2005 we entered into a license agreement with Roche for the worldwide development and commercialization for our second PNP inhibitor, BCX-4208. In addition to an upfront payment plus an advance payment for specific manufacturing we performed, Roche has assumed financial responsibility for the future development costs associated with this program. In February 2006, we licensed Fodosine™ to Mundipharma for the development and commercialization of this drug in Europe, Asia and Australasia. In addition to the upfront payment of $10 million, Mundipharma will pay 50% of the clinical development costs we will incur for Fodosine™ on existing and planned clinical trials, but their portion shall not exceed $10 million.

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

Results of Operations (three months ended September 30, 2006 compared to the three months ended September 30, 2005)

          Collaborative and other research and development revenues increased to $1,790,000 in the three months ended September 30, 2006 compared to $32,000 in the three months ended September 30, 2005, due to the recognition of revenue related to our collaboration with Mundipharma for the development and commercialization of forodesine hydrochloride (Fodosine™) in Europe and Asia.  For this collaboration, we began recognizing the $10 million up front payment in February 2006, which will continue until it is fully recognized in October 2017.  In addition, we recognized revenue for the portion of clinical expenses incurred during the quarter that will be reimbursed by Mundipharma and Roche according to the terms of the respective collaborations.

          Research and development (“R&D”) expenses increased 132.4% to $16,650,000 in the three months ended September 30, 2006 from $7,164,000 in the three months ended September 30, 2005. The increase is primarily attributable to expenses for contract research and synthesis of compound related to the clinical development and manufacturing of our drug candidates, Fodosine™ and peramivir. We are currently in several additional clinical trials with Fodosine™ as compared to the same period in 2005 and we initiated clinical testing of peramivir late in the first quarter of 2006. In addition, we have also started the process of manufacturing validation for both Fodosine™ and peramivir. There was also an increase in compensation cost for the third quarter of 2006 compared to the third quarter of 2005, primarily related to the Company’s adoption of Statement No. 123R, which resulted in $501,000 of share-based compensation expense for the third quarter 2006, and the increase in headcount during 2006.

          General and administrative expenses for the three months ended September 30, 2006 increased 87.5% to $1,599,000 as compared to $795,000 for the same period in 2005, primarily due to $560,000 of share-based compensation expense related to the adoption of Statement No. 123R, additional employment expenses related to an increase in personnel, and an increase in professional fees.

          Interest income for the three months ended September 30, 2006 was $856,000, a 203.5% increase as compared to the same period in 2005. This increase was due to a higher average cash balance during the third quarter of 2006.

Results of Operations (nine months ended September 30, 2006 compared to the nine months ended September 30, 2005)

          Collaborative and other research and development revenues increased to $4,120,000 for the nine months ended September 30, 2006 compared to $131,000 for the nine months ended September 30, 2005, due to the recognition of revenue related to our collaboration with Mundipharma for the development and commercialization of Fodosine™ in Europe and Asia. For this collaboration, we began recognizing the $10 million up front payment in February 2006, which will continue until it is fully recognized in October 2017. In addition, we recognized revenue for clinical expenses that will be reimbursed by Mundipharma and Roche according to the terms of the respective collaborations.

          R&D expenses increased 103.9% to $35,884,000 for the nine months ended September 30, 2006 from $17,602,000 for the nine months ended September 30, 2005. The increase is primarily attributable to expenses for contract research and synthesis of compounds related to the clinical development and manufacturing of our drug candidates, Fodosine™ and peramivir. We are currently in several additional clinical trials with Fodosine™ as compared to the same period in 2005 and we initiated clinical testing of peramivir late in the first quarter of 2006. In addition, we have also started the process of manufacturing validation for both Fodosine™ and peramivir. There was also an increase in compensation cost for the first nine months of 2006 compared to the first nine months of 2005, primarily related to the Company’s adoption of Statement No. 123R, which resulted in $1,017,000 of share-based compensation expense, and the increase in headcount during 2006.

          General and administrative expenses for the nine months ended September 30, 2006 increased 101.9% to $4,478,000 as compared to $2,218,000 for the same period in 2005, primarily due to $1,221,000 of share-based compensation expense related to the adoption of Statement No. 123R, additional compensation expense related to an increase in personnel, and an increase in professional fees primarily related to our recent collaborations.

          Interest income for the nine months ended September 30, 2006 was $2,674,000, a 256.1% increase as compared to the same period in 2005. This increase was due to a higher average cash balance during the third quarter of 2006 resulting from receipt of the upfront payments related to the Roche and Mundipharma collaborations.

Liquidity and Capital Resources

          Cash expenditures have exceeded revenues since our inception. Our operations have principally been funded through public offerings and private placements of equity and debt securities. For example, during December 2005, we raised $30.0 million (approximately $29.9 million net of expenses) through a sale of 2,228,829 shares of our common stock. Other sources of funding have included the following:

•	collaborative and other research and development agreements (such as the Roche, Mundipharma and Green Cross license agreements);

•	equipment lease financing;

•	facility leases;

•	research grants; and

•	interest income.

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

          In August 2006, we opened an office in Cary, North Carolina where we are currently leasing  3,375 square feet of office space for $4,500 per month.

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

          As of September 30, 2006, we had $61.6 million in cash, cash equivalents and securities. We believe that our currently available funds will be sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our collaborators, including governmental agencies will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for our drug candidates;

•	the scope and results of preclinical studies and clinical trials to identify and evaluate drug candidates;

•	the scope of manufacturing of our drug candidates to support our preclinical research and clinical trials;

•	the scope of validation for the manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	our dependence on others for development and commercialization of our product candidates; and

•	successful commercialization of our products consistent with our licensing strategy.

          To date, we have financed our operations primarily from sale of our equity securities and cash from collaborations and, to a lesser extent, interest. For the third quarter 2006, our average monthly cash burn from normal operations was approximately $4.4 million.  For the year, our cash, cash equivalents and securities balance has increased from $60 million as of December 31, 2005 to $61.6 million as of September 30, 2006, primarily due to cash received from collaborations, totaling approximately $31.8 million net of sublicense fees, less the monthly cash burn from operations.

          In June 2006 the Department of Health and Human Services (“HHS”) issued a Request for Proposal (“RFP”) for the potential funding of companies with antiviral drugs in development for both seasonal and avian influenza. We believe our peramivir program meets substantially all of the requirements outlined in the RFP and therefore we submitted a proposal to HHS on July 20, 2006 and we hope to be considered a competitive candidate for some of the funding to be made available under the RFP. We have made certain commitments related to the advancement of peramivir for both our intramuscular and intravenous formulations and we are currently preparing to begin two Phase II trials to be executed during the 2006-2007 influenza season using intravenous and intramuscular formulations.  We are currently completing the Phase I trials to support these planned Phase II trials.

          In addition, on August 7, 2006, we announced that we had received a SPA letter from the FDA for the initiation of a pivotal clinical trial of our lead anti-cancer compound Fodosine™.  The SPA letter documents the agreement between the FDA and the Company regarding the trial design’s suitability to support regulatory approval. We expect to initiate a multi-center, open-label pivotal clinical trial later this year with the goal of enrolling 100 patients.

          Primarily as a result of the Phase II peramivir clinical trials during the 2006-7 influenza season, we estimate our monthly average cash burn rate will increase approximately $1 million from the third quarter 2006 rate, until completion of the peramivir Phase II trials.  This estimate does not include potential funding, if any, which we may receive from HHS from our proposal in response to the RFP.  We are hopeful that our proposal response to the RFP will be acceptable for funding, which would offset our projected burn rate if and when it became effective. In addition, we expect to achieve one milestone related to our collaboration with Mundipharma in 2006 or early 2007 and we will continue to be reimbursed for our clinical development costs up to the $10 million defined in our agreement. We currently have a balance receivable of approximately $3.1 million for their portion of the funding related to the clinical development of Fodosine™, which we expect to receive early in 2007.

          As our clinical programs continue to grow and patient enrollment increases, our costs will increase. Our current and planned clinical trials plus the related manufacturing, personnel resources and testing required to support these trials will consume significant capital resources and will increase our expenses and our net loss.

          Our burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount of funding or assistance, if any, we receive from governmental agencies or other new partnerships with third parties for the development of our drug candidates in general and for peramivir specifically, the progress and results of our current and proposed clinical trials for our most advanced drug products, the progress made in the manufacturing of our lead products and the progression of our other programs.

          The collaboration with Roche for the worldwide development and commercialization of BCX-4208 provided an upfront payment plus an advance payment for specific manufacturing we performed. The initial $30 million was recorded as a receivable on our balance sheet at December 31, 2005 and was received in January 2006. Roche will take over the development and pay all costs associated with this program. The agreement also provides for future event payments and royalties to be made by Roche upon the achievement of certain clinical, regulatory and sales events.

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

          For the Roche and Mundipharma collaborations, we will owe sublicense payments to AECOM and IRL on all upfront, future event payments and royalties. For the first nine months of 2006, we have paid approximately $8.2 million related to these agreements. The revenue from these agreements has been recorded as deferred revenue on our balance sheet and will be recognized over the remaining patent life of the related drug candidate. The payments to AECOM and IRL have been recorded as deferred assets on our balance sheet and will be recognized over the period of the related revenue recognition. Due to the nature of the potential milestones in our collaborations, it is difficult to predict if and when particular milestones will be achieved by us or our collaborators.

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

Off-Balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of September 30, 2006, we are not involved in any material unconsolidated entities or off-balance sheet arrangements.

Contractual Obligations

          Our contractual obligations as of December 31, 2005 are described in our Annual Report on Form 10-K.  There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2005.

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

Revenue Recognition

          Our revenues have generally been limited to license fees, milestone payments, research and development fees, and interest income.  Revenue is recognized in accordance with SAB No. 104 and EITF Issue 00-21.  License fees, future event payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations, or we have completed the performance obligations under the terms of the agreement.  Fees received under licensing agreements that are related to future performance are deferred and recognized as earned over an estimated period determined by management based on the terms of the agreement and the products licensed.  For example, in the Roche and Mundipharma licenses agreements, we have determined to defer the upfront payments over the remaining life of the patents which are 17 years (through August 2023) for the Roche license agreement and 12 years (through October 2017) for the Mundipharma license agreement. In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting in accordance with EITF Issue 00-21.  Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.

          Future event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable.  Any event payments received prior to satisfying these criteria are recorded as deferred revenue.

          Significant direct costs incurred upon entering into a licensing arrangement, such as our sublicense fees to AECOM and IRL, are deferred and charged to expense in proportion to the revenue recognized.  Under the guidance of EITF Issue 99-19 and EITF Issue 01-14, reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses.

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

Research and Development Expenses

          Major components of R&D expenses consist of personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by contract research organizations (“CROs”), materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. We charge these costs to expense when incurred, consistent with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. These costs are a significant component of R&D expenses.  Most of our manufacturing and our clinical and preclinical studies are performed by third-party CROs. We accrue costs for studies performed by CROs over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of services actually performed. We expense both our internal and external research and development costs as incurred. We expect our research and development expense to increase as we continue to develop our drug candidates.

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

Stock-Based Compensation

          At September 30, 2006, we have two stock-based employee compensation plans, the Stock Incentive Plan (the “Plan”) and the Employee Stock Purchase Plan (the “ESPP”).  Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB No. 25 and other related Interpretations, as permitted by Statement No. 123.  No stock-based compensation cost related to our employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006, as all options granted had exercise prices equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, we adopted the fair value recognition provisions of Statement No. 123R, using the modified prospective transition method.  Under that transition method, total compensation cost of $2,237,538 ($2,167,629 of expense related to the Plan and $69,909 of expense related to the ESPP) was recognized during the first nine months of 2006 and includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123R.  Results for prior periods have not been restated.

          As of September 30, 2006, there was approximately $9,754,430 of total unrecognized compensation cost related to non-vested employee stock option awards granted under the Plan and the ESPP.  That cost is expected to be recognized as follows:  $1,077,213 in the remainder of 2006, $3,370,558 in 2007, $2,533,441 in 2008, $2,011,857 in 2009, and $761,361 in 2010.

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

Item 4. Controls and Procedures

          We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.

          There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings:

               None

Item 1A.  Risk Factors:

          Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The risk factors described below were disclosed on the Form 10-K.  This discussion updates certain information as of September 30, 2006. It should be read in conjunction with all the risk factors and information disclosed in that Form 10-K.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

          To date, we have financed our operations primarily from sale of our equity securities and cash from collaborations and, to a lesser extent, interest. For the third quarter 2006, our average monthly cash burn from normal operations was approximately $4.4 million.  For the year, our cash, cash equivalents and securities balance has increased from $60 million as of December 31, 2005 to $61.6 million as of September 30, 2006, primarily due to cash received from collaborations, totaling approximately $31.8 million net of sublicense fees, less the monthly cash burn from operations.

          In June 2006 the Department of Health and Human Services (“HHS”) issued a Request for Proposal (“RFP”) for the potential funding of companies with antiviral drugs in development for both seasonal and avian influenza. We believe our peramivir program meets substantially all of the requirements outlined in the RFP and therefore we submitted a proposal to HHS on July 20, 2006 and we hope to be considered a competitive candidate for some of the funding to be made available under the RFP. We have made certain commitments related to the advancement of peramivir for both our intramuscular and intravenous formulations and we are currently preparing to begin two Phase II trials to be executed during the 2006-2007 influenza season using intravenous and intramuscular formulations.  We are currently completing the Phase I trials to support these planned Phase II trials.

          In addition, on August 7, 2006, we announced that we had received a SPA letter from the FDA for the initiation of a pivotal clinical trial of our lead anti-cancer compound Fodosine™.  The SPA letter documents the agreement between the FDA and the Company regarding the trial design’s suitability to support regulatory approval. We expect to initiate a multi-center, open-label pivotal clinical trial later this year with the goal of enrolling 100 patients.

          Primarily as a result of the Phase II peramivir clinical trials during the 2006-7 influenza season, we estimate our monthly average cash burn rate will increase approximately $1 million from the third quarter 2006 rate, until completion of the peramivir Phase II trials.  This estimate does not include potential funding, if any, which we may receive from HHS from our proposal in response to the RFP.  We are hopeful that our proposal response to the RFP will be acceptable for funding, which would offset our projected burn rate if and when it became effective. In addition, we expect to achieve one milestone related to our collaboration with Mundipharma in 2006 or early 2007 and we will continue to be reimbursed for our clinical development costs up to the $10 million defined in our agreement. We currently have a balance receivable of approximately $3.1 million for their portion of the funding related to the clinical development of Fodosine™, which we expect to receive early in 2007.

          As our clinical programs continue to grow and patient enrollment increases, our costs will increase. Our current and planned clinical trials plus the related manufacturing, personnel resources and testing required to support these trials will consume significant capital resources and will increase our expenses and our net loss.

          Our burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount of funding or assistance, if any, we receive from governmental agencies or other new partnerships with third parties for the development of our drug candidates in general and for peramivir specifically, the progress and results of our current and proposed clinical trials for our most advanced drug products, the progress made in the manufacturing of our lead products and the progression of our other programs. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

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

          2.  The second paragraph of the risk factor entitled “If the clinical trials of our drug product candidates fail, our product candidates will not be marketed, which would result in a complete absence of product related revenue” is updated to read in full as follows:

          “We have negotiated a special protocol assessment, or SPA letter with the FDA, for the initiation of a pivotal clinical trial of our lead anti-cancer compound, Fodosine™.  An SPA is an agreement between an applicant and the FDA on the design and the size of clinical trials that is intended to form the basis of a New Drug Application (“NDA”).  Once the FDA and an applicant reach an agreement on an SPA, the SPA cannot be changed after the clinical trial begins, except in limited circumstances such as a change in the science or clinical knowledge about the conditions being studied.  Any significant change to the protocols for a clinical trial subject to an SPA would require prior FDA approval, which could delay implementation of such a change and continuation and completion of the related clinical trial.  Receipt of the SPA does not ensure that Fodosine™ will receive FDA approval or that the process will be accelerated.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

               None

Item 3.  Defaults Upon Senior Securities:

               None

Item 4.  Submission of Matters to a Vote of Security Holders:

               None

Item 5.  Other Information:

               None

Item 6.  Exhibits:

               a.     Exhibits:

Number	Description

3.1	Composite Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the second quarter ending June 30, 1995 dated August 11, 1995.
3.2	Bylaws of Registrant as amended December 15, 2005. Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed December 16, 2005.
4.1

Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B.  Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A dated June 17, 2002.

10.1	Stock Incentive Plan, as amended and restated effective March 7, 2006. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated August 9, 2006.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November, 2006.

BIOCRYST PHARMACEUTICALS, INC.

/s/Charles E. Bugg

Charles E. Bugg, Ph.D.
Chairman and Chief Executive Officer

/s/Michael A. Darwin

Michael A. Darwin
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer