Form 10-K
period 2006-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2007-03-14
CIK 882796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
(205) 444-4600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 Par Value	Name of each exchange on which registered The NASDAQ Stock Global Market LLC
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
None
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑.
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑.
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑.
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check One):
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑.
The Registrant estimates that the aggregate market value of the Common Stock on June 30, 2006 (based upon the closing price shown on the NASDAQ Global MarketSM on June 30, 2006) held by non-affiliates was approximately $298,330,997. For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the Registrant.
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of March 7, 2007 was 29,342,854 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2006 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 under Part III hereof.

PART I
ITEM 1. BUSINESS
Forward-Looking Statements and Risk Factors
     This report includes forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under the heading “Risk Factors” beginning at page 17. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any forward looking statements to reflect future events or developments. When used in the report, unless otherwise indicated, “we,” “our” and “us” refers to BioCryst Pharmaceuticals, Inc.
Overview
     BioCryst Pharmaceuticals, Inc. is a biotechnology company that designs, optimizes and develops novel drugs that block key enzymes involved in cancer, cardiovascular diseases, autoimmune diseases, and viral infections. BioCryst integrates the necessary disciplines of biology, crystallography, medicinal chemistry and computer modeling to effectively use structure-based drug design to discover and develop small molecule pharmaceuticals.
     Our lead product candidate, Fodosine™, is a transition-state analog inhibitor of the target enzyme purine nucleoside phosphorylase (“PNP”). The compound is currently in a Phase IIb trial, which is planned to be a pivotal trial, for patients with T-cell acute lymphoblastic leukemia (“T-ALL”). The trial is being conducted under a special protocol assessment (“SPA”) negotiated with the U.S. Food and Drug Administration (“FDA”). Additionally, Fodosine™ is currently being studied in a Phase I/II trial with an oral formulation in cutaneous T-cell lymphoma (“CTCL”) and we are in active discussions with the FDA to determine what would be required to initiate a pivotal trial in CTCL during 2007. Fodosine™ has been granted Orphan Drug status by the FDA for three indications: T-cell non-Hodgkin’s lymphoma, including CTCL; chronic lymphocytic leukemia (“CLL”) and related leukemias including T-cell prolymphocytic leukemia, adult T-cell leukemia, and hairy cell leukemia; and for treatment of B-cell acute lymphoblastic leukemia (“B-ALL”). Additionally the FDA has granted “fast track” status to the development of Fodosine™ for the treatment of relapsed or refractory T-cell leukemia. In February 2006, we announced an exclusive licensing agreement with Mundipharma International Holdings Limited (“Mundipharma”) to develop and commercialize Fodosine™ in markets across Europe, Asia and Australasia for use in oncology.
     Our second most advanced drug candidate is peramivir, an inhibitor of influenza neuraminidase. We re-initiated clinical development of peramivir during 2006 with a focus on intravenous and intramuscular delivery. During 2006, we tested peramivir in multiple Phase I trials in healthy volunteers and early in 2007 we initiated a Phase II trial with the intramuscular formulation. In January 2007, we announced the U.S. Department of Health and Human Services (“HHS”) had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir. Funding from the contract will support manufacturing of clinical lots, process validation, clinical studies and other product approval requirements.
     In November 2005, the Company announced it had entered into an exclusive worldwide licensing agreement with F.Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”) to develop and commercialize BCX-4208, our second generation PNP inhibitor for the prevention of acute rejection in transplantation and for the treatment of autoimmune diseases.
     BioCryst is a Delaware corporation originally founded in 1986. Our principal office is located at 2190 Parkway Lake Drive, Birmingham, Alabama 35244, and our telephone number is (205) 444-4600. For more information about BioCryst, please visit our website at www.biocryst.com. The information on our website is not incorporated into this Form 10-K.

Our Business Strategy
     Our business strategy is to use structure-based drug design technologies to develop innovative, small-molecule pharmaceuticals to treat a variety of diseases and disorders. We focus our drug discovery efforts on building potent, selective inhibitors of enzymes associated with targeted diseases. Enzymes are proteins that cause or enable biological reactions necessary for the progression of the disease or disorder. The specific enzymes on which we focus are called enzyme targets. We aim to design compounds that will inhibit an enzyme target by fitting the active site of a particular enzyme. Inhibition means interfering with the functioning of an enzyme target, thereby stopping or slowing the progression of the disease or disorder. The principal elements of our strategy are:
•	Select and License Promising Enzyme Targets for the Discovery of Small-Molecule Pharmaceuticals. We use our technical expertise and network of academic and industry contacts to evaluate and select promising enzyme targets to license for the discovery of small-molecule pharmaceuticals. We choose enzyme targets that meet as many of the following criteria as possible:
– serve important functions in disease pathways;

– have known animal or cell-based models that would be indicative of results in humans;

– address large potential markets or niche areas with significant unmet medical need; and

– have multiple potential clinical applications.
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
•	Developing Drug Candidates or Licensing Them to Other Parties. We generally plan to advance drug candidates through initial and/or early-stage drug development. For larger disease indications requiring complex clinical trials, our strategy is to license drug candidates to pharmaceutical or biotechnology partners for final development and global marketing. We believe partnerships are a good source of development payments, license fees, future event payments and royalties. They also reduce the costs and risks, and increase the effectiveness, of late-stage product development, regulatory approval, manufacturing and marketing. We believe that focusing on discovery and early-stage drug development while benefiting from our partners’ proven development and commercialization expertise will reduce our internal expenses and allow us to have a larger number of drug candidates progress to later stages of drug development. However, after establishing a lead product candidate, we are willing to license that candidate during any stage of the development process we determine to be beneficial to the company and to the ultimate development and commercialization of that drug candidate. For some smaller niche disease indications markets, we may choose to develop, manufacture, and where appropriate market and distribute any approved drugs ourselves, such as Fodosinetm for certain T-cell and B-cell cancers in the U.S.

•	Entering into relationships with Contract Research Organizations (“CRO’s”). We outsource a significant portion of our R&D to third parties in order to avoid fixed overhead and remain focused on our core competencies. For example, we rely heavily on others to manufacture our products and on CRO’s for our clinical and regulatory operations. Using these vendors, we are able to capitalize on their strengths and expertise without having to build such infrastructure internally.
Products in Development
     The following table summarizes BioCryst’s most advanced projects as of February 28, 2007:

Program and Candidate Disease
Category/Indication	Delivery Form	Development Stage	Worldwide Rights
PNP Inhibitor (Fodosine™)
T-ALL	i.v./oral	Phase IIb	BioCryst/Mundipharma
CLL	oral	Phase II
B-ALL	i.v.	Phase I/II
CTCL	oral	Phase I/II

Neuraminidase Inhibitor (peramivir)	i.v.	Phase I	BioCryst
Viral	i.m.	Phase II
Roche/BioCryst has
PNP Inhibitor (BCX-4208)			co-promotion rights
Autoimmune diseases			in the U.S. in
Transplantation rejection	oral	Phase I	limited indications

Hepatitis C Polymerase Inhibitors	oral	Preclinical	BioCryst
Viral
Additional Products
     In addition to the programs shown above, we also retain exclusive rights to potent inhibitors of parainfluenza neuraminidase and additional PNP inhibitors. We will continue to evaluate and test each of these compounds to determine which should be taken into clinical testing.

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
     Acute Lymphoblastic Leukemia. The most common form of leukemia in children is acute lymphoblastic leukemia (“ALL”). According to the American Cancer Society, 5,200 new cases (adult and children combined) will be diagnosed in the United States in 2007 (T-cell and B-cell). ALL results from an acquired injury to the DNA of a single cell in the bone marrow.
     T-cell Lymphoma. Lymphoma is a general term for a group of cancers that originate in the lymphatic system. About 63,190 Americans will be diagnosed with a non-Hodgkin’s lymphoma in 2007 and approximately 15% of these will be considered T-cell lymphomas. T-cell lymphoma results when a T-lymphocyte (a type of white blood cell) undergoes a malignant change and begins to multiply, eventually crowding out healthy cells and creating tumors, which enlarge the lymph nodes and invade other sites in the body. CTCL is a primary skin neoplasm and accounts for nearly 50% of all T-cell malignancies.
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
B-cell Related Cancers
     Overview. There are two types of lymphocytes in the broadest sense – T-cells and B-cells. Although PNP inhibitors were developed specifically to block the T-cells, recent work indicates that the same biochemical event – the intracellular accumulation of deoxyguanosine triphosphate (dGTP) also occurs in malignant B-cells. Furthermore, work of Dr. Varsha Gandhi at MD Anderson Cancer Center has shown that PNP inhibitors, when acting in vitro on B-cells from patients with CLL induce accumulation of dGTP with resultant apoptosis (cell death).
     These studies open the possibility of treating CLL, B-ALL and B-cell non-Hodgkin’s Lymphoma (NHL) with Fodosine. Importantly, B-cell malignancies are considerably more prevalent than are the T-cell leukemias and lymphomas.

Our PNP Inhibitor(s)
     PNP Inhibition. PNP is an enzyme that plays an important role in T-cell proliferation, because it is necessary to maintain normal DNA synthesis in human T-cells. Selective inhibition of PNP causes certain nucleosides, including deoxyguanosine, to accumulate. As the concentration of deoxyguanosine increases within T-cells, it is converted by specific enzymes to dGTP. A high concentration of dGTP in T-cells causes an imbalance in the intra-cellular trinucleotide pool and thus causes cell death.
     In June 2000, we licensed a series of potent PNP inhibitors from AECOM and IRL. The lead drug candidate from this collaboration, Fodosine™, is a more potent inhibitor of human lymphocyte proliferation than other previously known PNP inhibitors. Clinical data in our past and ongoing clinical trials, plus extensive preclinical studies indicate that Fodosine™ can modulate T-cell activities. Fodosine™ is an investigational PNP inhibitor for the potential treatment of T-cell leukemias and lymphomas. In February 2006, we licensed Fodosine™ to Mundipharma to develop and commercialize in markets across Europe, Asia and Australasia for use in oncology.
     During 2002, we exercised the option to add a new compound, BCX-4208, to the series of inhibitors of PNP licensed from AECOM and IRL. Preclinical results indicated that BCX-4208 was a more potent inhibitor than Fodosine™. We completed a Phase I single ascending dose clinical trial and a Phase Ib multi-dose clinical trial, both in healthy volunteers. In November 2005, we licensed BCX-4208 to Roche for the world wide development and commercialization in autoimmune diseases and transplant rejection.
PNP Inhibitor (Fodosine™)
Overview
     The first clinical trial with an intravenous formulation of Fodosine™, which began in 2002, was a Phase I clinical trial that enrolled T-ALL patients at the M.D. Anderson Cancer Center in Houston, Texas. Simultaneously, there were preclinical studies being conducted at the M.D. Anderson Cancer Center which indicated that Fodosine™ induces the same biochemical changes in various other types of leukemia cells that are responsible for the inhibition of T-leukemia cells. The results of these preclinical studies led us to expand beyond the single starting trial in T-ALL by initiating additional clinical trials for refractory patients with B-ALL, CTCL, and hematologic malignancies. Based on the encouraging results of these initial studies, we are working with our partner, Mundipharma, to develop a strategy for the simultaneous development of Fodosine™ in multiple indications using intravenous, oral and combination dosing regimens.
Current Development Strategy (T-ALL, CTCL, B-ALL, and CLL)
     Fodosine™ Clinical Development for Aggressive T-cell Malignancies. During 2004, we initiated a Phase IIa trial to enroll patients with aggressive T-cell malignancies. Despite encouraging results observed with other T-cell specific agents, the prognosis for patients with relapsed or refractory leukemia or lymphoma is poor and treatment options remain limited. The goal of the Phase IIa clinical trial was to determine the therapeutic effect produced by Fodosine™ as it relates to the proposed mechanism of action in the inhibition of proliferating T-lymphocytes in patients with T-ALL.
     Based on the results of the Phase IIa trial, we have negotiated a SPA agreement with the FDA for the design of a multicenter, open-label, non-randomized repeat-dose registration study to evaluate an intravenous treatment of Fodosine™ followed by an oral treatment of Fodosine™ in patients with relapsed or refractory T-ALL. This study is designed to determine the rate of complete remission achieved with Fodosine™ and will be a multinational trial which will include sites in the United States, Eastern and Western Europe and South America. We announced the start of this trial in January 2007.
     We have obtained orphan drug status for Fodosine™ in multiple indications in both the U.S. and Europe and the FDA has granted “fast track” status to the development of Fodosine™ for the treatment of relapsed or refractory T-cell leukemia. Our current intent is to maintain significant rights in this program and for BioCryst itself to potentially market and distribute Fodosine™ in the United States for treatment of T-cell cancers.

     In 2004, we initiated a Phase I/II trial with an oral formulation of Fodosine™ for treatment of patients with CTCL. Based on the encouraging results of this trial, we are in active discussions with the FDA to determine what would be required to initiate a pivotal trial in CTCL during 2007.
     In February 2006, we and Mundipharma entered into an exclusive license agreement to develop and commercialize Fodosine™, in markets across Europe, Asia and Australasia for use in oncology. The agreement covers a number of markets in Asia and Australasia including Japan, Australia, New Zealand, China and India. This collaboration should help maximize the global development, commercialization, and market potential of Fodosine™ in a variety of serious medical conditions potentially including T-cell leukemia, CTCL, CLL, T-cell non-Hodgkin’s lymphoma and B-cell non-Hodgkin’s lymphoma. Based on preclinical studies conducted at the M.D. Anderson Cancer Center which indicated that Fodosine™ induces the same biochemical changes in various other types of leukemia cells that are responsible for the inhibition of T-leukemia cells, we initiated two small clinical studies late in 2005 in B-cell leukemias, which are more prevalent than T-cell leukemias. First, we initiated a Phase II trial with oral Fodosine™ in patients with CLL in an advanced stage and refractory to fludarabine, the current standard of therapy. Next, we initiated a Phase I/II clinical trial of Fodosine™ to determine the safety of repeat doses of an intravenous (IV) formulation of the drug in patients with B-ALL. We are completing the evaluation of patients from these trials and are reviewing the results with Mundipharma to determine the best clinical strategy going forward.
PNP Inhibitor (BCX-4208)
Overview
     During the fourth quarter of 2004, we began clinical development of BCX-4208, a second-generation PNP inhibitor, as a drug candidate for the treatment of T-cell mediated autoimmune diseases, including psoriasis, and transplant rejection. Although BCX-4208 and Fodosine™ are both investigational PNP inhibitors, BCX-4208 differs from Fodosine™ in significant ways. For example, BCX-4208 is more potent, and has the ability to suppress PNP for longer periods of time. Thus, BCX-4208 has potential advantages over Fodosine™ for the treatment of diseases requiring long-term, chronic administration of a PNP inhibitor.
Current Development Strategy
     We completed our initial Phase I study, a single dose pharmacokinetic trial in healthy volunteers, early in 2005 and during the third quarter of 2005, we initiated a Phase Ib multi dose trial in healthy volunteers to evaluate the safety, tolerability, and pharmacokinetics of multiple oral doses of BCX-4208. In November 2005, we and Roche announced an exclusive license agreement for the worldwide development and commercialization of BCX-4208 for the prevention of acute rejection in transplantation and for the treatment of autoimmune diseases. This collaboration provided substantial strategic and economic benefit to us and also all the essential elements for the rapid, comprehensive and competitive development of BCX-4208. The two companies have established a joint committee to set the clinical development strategy and the future development program for BCX-4208.
     We completed the dosing of subjects in the Phase Ib trial during 2006 and we are currently working with Roche to plan the further development of BCX-4208 and anticipate that a Phase II trial will be initiated during 2007.
Neuraminidase Inhibitor
Influenza
     Seasonal Influenza. Seasonal influenza, commonly known as the flu, is a viral infection characterized by symptoms including fever, cough, sore throat, fatigue, headache, and/or chills. According to the U.S. Centers for Disease Control and Prevention (“CDC”), an estimated 5% to 20% of the American population suffers from influenza annually, more than 200,000 people are hospitalized from flu complications, and approximately 36,000 people die. Influenza is particularly dangerous to the elderly, young children and people with certain health conditions. Outbreaks of seasonal flu tend to follow predictable patterns usually occurring in the winter. New vaccines are developed annually based on known flu strains and are usually available for the annual flu season. There are also antiviral treatments available for the treatment of people infected with influenza.

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
     While there are many different subtypes of the influenza A virus, only three subtypes are known to be currently circulating among humans. Avian influenza A viruses are found chiefly in birds, but there have been confirmed cases of infection in humans, generally as a result of contact with infected birds. These infections have led to symptoms ranging from those of normal flu to more severe and life threatening conditions. Influenza A (“H5N1”) is a subtype of an influenza virus that is highly contagious among birds and can be very deadly to them. Of the avian influenza viruses that have crossed the species barrier to infect humans, the H5N1 virus has caused the largest number of detected cases of severe disease and death in humans. Thus far, this virus does not spread easily from one person to another, but as influenza A viruses constantly change, they could mutate over time to have the ability to spread rapidly among humans.
     Pandemic Influenza. Pandemic influenza is a global disease outbreak that occurs when a new influenza virus emerges so that people have had no previous exposure. This situation occurs very rarely and only occurred three times in the 20th century.
     Influenza Prevention and Treatment. The development of effective therapeutics has challenged medical researchers due to the seasonal variation in viral strains and the highly infectious nature of influenza. Patients, therefore, have limited treatment options. Amantadine and rimantadine are used for treatment of influenza A but are ineffective against influenza B. In addition, these drugs cause some adverse side effects, and the virus tends to develop resistance to these drugs. The CDC has recommended against the use of amantadine and rimantadine for the treatment or prophylaxis of influenza in the United States until susceptibility to these antiviral medications has been re-established among circulating influenza A viruses.
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
     In addition to our neuraminidase inhibitor drug candidate, both Roche, in collaboration with Gilead Sciences, and GlaxoSmithKline (“GSK”) have neuraminidase inhibitors. Roche’s neuraminidase inhibitor is a twice-a-day, orally active neuraminidase inhibitor, while GSK’s neuraminidase inhibitor is administered by dry powder inhaler twice a day. Both drugs are approved for marketing in the United States and other countries for treatment of influenza. Roche’s neuraminidase inhibitor is also approved for prophylaxis use for prevention of influenza. In addition to these companies with neuraminidase inhibitors, there are other companies working to develop additional antiviral drugs to be used against various strains of influenza.

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
     Current status of peramivir. Due to the recent international concern about a potential influenza pandemic that could be initiated by avian strains of the virus, peramivir has received considerable attention, since it is positioned to be one of very few advanced antiviral alternatives behind oseltamivir, or Tamiflu, for addressing a potential pandemic. As a result, we re-initiated the clinical development of peramivir during 2006.
Current Development Strategy
     Preclinical studies comparing peramivir with other anti-influenza drugs have demonstrated that peramivir has outstanding broad-spectrum potency against multiple strains of influenza, including the avian strain H5N1. In addition, peramivir retains activity against nearly all Tamiflu-resistant strains of influenza that have been identified to date. We are currently focusing on injectable formulations of peramivir that may achieve high blood levels that should be effective against most strains of influenza, including strains that may be resistant to Tamiflu. Our investigational new drug application (“IND”) for i.v. peramivir became effective in December 2005 and for i.m. in November 2006. We received fast track designation from the FDA in January 2006 and initiated a Phase I clinical trial with i.v. peramivir in March 2006. During 2006, we conducted multiple Phase I clinical trials in healthy volunteers in preparation for the Phase II trials to be initiated during the 2006-2007 influenza season, which began with the initiation of a Phase II study with the i.m. formulation in January 2007.
     Our plan is to develop two injectable formulations, including intravenous peramivir for treating acutely ill patients, and an intramuscular injectable formulation for treatment of earlier-stage infected patients. We expect the clinical development for these injectable formulations to follow a classical development pathway. Initial testing in patients infected with seasonal flu began with the initiation of the Phase II study with the i.m. formulation in January 2007. Preclinical studies have indicated that a single injection of peramivir is effective at preventing death in mice from infections with virulent strains of influenza. If this finding can be confirmed in clinical trials, we believe the i.m. formulation will have considerable potential for treating patients with seasonal influenza infections, in addition to providing an effective mechanism for treating large numbers of patients rapidly in the event of a flu pandemic.
     Congress approved an appropriation of $3.8 billion for 2006 to support the development of various countermeasures for a flu pandemic. The appropriation included funding for the development of new antiviral agents. In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir for U.S. licensure. Funding from the contract will support manufacturing of clinical lots, process validation, clinical studies and other product approval requirements needed for U.S. licensure.
Hepatitis C Polymerase Inhibitors
Overview
     Hepatitis C virus (“HCV”) infection has been described in the New England Journal of Medicine as the nation’s most common chronic blood-borne infection. According to the World Health Organization, 3% of the world’s population are infected with HCV and are at risk of developing liver cirrhosis and/or liver cancer. The CDC estimates there are an estimated 4.1 million Americans (approximately 1.6% of the population) that have been infected with HCV, of whom 3.2 million are chronically infected. According to the CDC, as many as 55-85% of those infected with HCV will have chronic infection and 70% of those will develop chronic liver disease. While there are several approved treatments for chronic HCV using a combination therapy of interferon and ribavirin, there are some potentially severe side effects to these treatments.
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
     During 2005, we identified a lead compound, BCX-4678, for which we have made progress in the preclinical development, plus major improvements in the large-scale synthesis. In addition, we have identified a number of other preclinical candidates for this therapeutic area and we are currently evaluating and prioritizing which candidate(s) to bring into clinical development.
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
Research and Development
     We initiated our research and development program in 1986, with drug synthesis beginning in 1987. We have assembled a scientific research staff with expertise in a broad base of advanced research technologies including protein biochemistry, X-ray crystallography, chemistry and pharmacology. Our research facilities include protein biochemistry and organic synthesis laboratories, testing facilities, X-ray crystallography, computer and graphics equipment and facilities to make drug candidates on a small scale for early stage clinical trials. Beginning in June 2006, we began building an internal clinical development and regulatory team, based in Cary, North Carolina to manage the development strategy for our products.
     During the years ended December 31, 2006, 2005 and 2004, we spent $47.1, $23.6 and $18.9 million, respectively, on research and development. Approximately $13.4, $9.1 and $8.0 million of those respective amounts were spent on in-house research and development, and $33.7, $14.5 and $10.9 million, respectively were spent on contract research and development.
Collaboration and In-License Relationships
     We seek to enter into collaborations with leading pharmaceutical and biotechnology companies when we feel it is advantageous to leverage these companies’ resources to develop and commercialize our drug candidates on a global basis. This allows us to remain focused on our strength of early stage discovery and development of drug candidates. To date, we have two major collaborations for the development and commercialization of our lead PNP inhibitors and two collaborations for the development and commercialization of peramivir in certain countries outside the U.S. In addition, in January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir for U.S. licensure.
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
     Roche has a right of first negotiation, under certain conditions, on existing backup PNP inhibitors we develop through Phase IIb in transplant rejection and autoimmune diseases, but any new PNP inhibitors are exempt from this agreement and we retain all rights to such compounds. We retain the right to co-promote BCX-4208 in the U.S. for several indications. Roche has certain obligations under the terms of the agreement to use commercially reasonable efforts to develop, manufacture and commercialize the licensed product. The agreement may be terminated by either party following an uncured material breach by the other party or may be either fully or partially terminated by Roche without cause under certain conditions and all rights, data, materials, products and other information would be transferred to us at no cost.
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
     Within five years of the effective date of the agreement, Mundipharma will has a right of first negotiation on existing backup PNP inhibitors we develop through Phase IIb in oncology, but any new PNP inhibitors are exempt from this agreement and we retain all rights to such compounds. We retain the rights to Fodosine™ in the United States (“U.S.”) and Mundipharma is obligated by the terms of the agreement to use commercially reasonable efforts to develop the licensed product in the territory specified by the agreement. The agreement will continue for the commercial life of the licensed products, but may be terminated by either party following an uncured material breach by the other party or in the event the pre-existing third party license with AECOM and IRL expires. It may be terminated by Mundipharma upon 60 days written notice without cause or under certain other conditions as specified in the agreement and all rights, data, materials, products and other information would be transferred to us at no cost. In the event we terminate the agreement for material default or insolvency, we could have to pay Mundipharma 50% of the costs of any independent data owned by Mundipharma in accordance with the terms of the agreement.
     Shionogi & Co., Ltd. In March 2007, the Company entered into an exclusive license agreement with Shionogi & Co., Ltd. (“Shionogi”) to develop and commercialize the Company’s lead influenza neuraminidase inhibitor, peramivir, in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan in exchange for a $14 million up-front payment. The license provides for future event payments for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, the Company will receive royalties based on a percentage of net product sales. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on the upfront payment and any future event payments and/or royalties received by the Company from Shionogi. The Company retains all rights to commercialize peramivir in North America, Europe, and other countries outside of Korea and Japan.
     Green Cross Corporation (“Green Cross”). In June 2006, the Company entered into an agreement with Green Cross to develop and commercialize peramivir in Korea. Under the terms of the agreement, Green Cross will be responsible for all development, regulatory, and commercialization costs in Korea. The Company received a one-time license fee and may also receive future event payments as well as royalties on product sales of peramivir. In addition, the Company will share in any profits resulting from the sale of peramivir to the Korean government for stockpiling purposes. Furthermore, Green Cross will pay the Company a premium over its cost to supply peramivir for development and any future marketing of peramivir products in Korea.
Academic Alliances
     Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd, New Zealand. In June 2000, we licensed a series of potent inhibitors of PNP from AECOM and IRL. The lead drug candidates from this collaboration are Fodosine™ and BCX-4208. We have obtained worldwide exclusive rights to develop and ultimately distribute these compounds or any other drug candidates that might arise from research on these inhibitors. We have agreed to pay certain milestone payments for future development of these inhibitors, certain royalties on sales of any resulting product, and to share in future payments received from other third-party partners, if any. In addition, we have agreed to pay an annual license fee that is non-refundable, but is creditable against actual royalties and other payments due to AECOM and IRL. This agreement may be terminated by us at any time by giving 60 days advance notice or in the event of material uncured breach by AECOM and/or IRL.
     The University of Alabama at Birmingham. We have had a close relationship with UAB since our formation. Our Chairman, Dr. Charles E. Bugg, was the previous Director of the UAB Center for Macromolecular Crystallography, and our President and Chief Operating Officer, Dr. J. Claude Bennett, was the former President of UAB, the former Chairman of the Department of Medicine at UAB and a former Chairman of the Department of Microbiology at UAB. Several of our early programs originated at UAB.

     We currently have agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for us in return for research payments and license fees. UAB has granted us certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with us. We have agreed to pay royalties on sales of any resulting product and to share in future payments received from other third-party partners. We have completed the research under both the complement and influenza agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by us upon three months notice and by UAB under certain circumstances. There is currently no activity between us and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi and Green Cross agreements, or commercialize products related to these programs, we will owe sublicense fees or royalties on amounts we receive.
     Emory. In June 2000, we licensed intellectual property from Emory related to the HCV polymerase target associated with hepatitis C viral infections. Under the original terms of the agreement, the research investigators from Emory provided us with materials and technical insight into the target. We have agreed to pay Emory royalties on sales of any resulting product and to share in future payments received from other third party partners, if any. We can terminate this agreement at any time by giving 90 days advance notice.
Government Contracts
     In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir for U.S. licensure. Funding from the contract will support manufacturing of clinical lots, process validation, clinical studies and other product approval requirements needed for U.S. licensure. HHS has indicated that antiviral drugs are an important element of their pandemic influenza preparedness efforts and that their strategy includes not only stockpiling of existing antiviral drugs but also seeking out new antiviral medications to further broaden their capabilities to treat and prevent all forms of influenza. Peramivir is in the same class of neuraminidase inhibitors as oseltamivir (Tamiflu) and zanamivir (Relenza), all of which are antiviral drugs, but the method of delivery for peramivir will be parenteral (i.m. and i.v.) as compared to the oral Tamiflu or inhaled Relenza. We are committed to working with HHS for the development of these parenteral formulations of peramivir which could be especially useful in hospital settings or pandemic situations due to the ability to achieve high levels of the drug rapidly throughout the body.
     This contract is a cost-plus-fixed-fee contract, which is milestone-driven. HHS will make periodic assessments of progress and the continuation of the contract is based on our performance, timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate this contract.
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
     The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar compounds or technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us in a manner that does not infringe our patents or other intellectual property. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our drug candidates or those developed by our partners can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.
     As of February 20, 2007, we have been issued 28 U.S. patents that expire between 2009 and 2023 and that relate to our PNP, serine protease and neuraminidase inhibitor compounds. We have licensed six additional composition of matter patents and two pending composition of matter patents from AECOM and IRL for our PNP inhibitors, plus additional manufacturing patents related to these PNP inhibitors and one patent from Emory related to hepatitis C. Additionally, we have 16 U.S. patent applications pending related to PNP, neuraminidase, RNA viral polymerase, paramyxovirus neuraminidase, and serine protease inhibitors. Our pending applications may not result in issued patents, and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially viable.
     Our success is also dependent upon the skills, knowledge and experience of our scientific and technical personnel, none of which is patentable. To help protect our rights, we require all employees, consultants, advisors and partners to enter into confidentiality agreements, which prohibit the disclosure of confidential information to anyone outside of our company and, where possible, requires disclosure and assignment to us of their ideas, developments, discoveries and inventions. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information.
Marketing and Sales
     We currently plan to market, distribute and sell Fodosine™ in the U.S. for use in treatment of T-cell and B-cell cancers. Although our general strategy is to rely on major marketing companies for worldwide commercialization of most products we may develop, we believe that we can manage the highly specialized oncology market for Fodosine™ within the U.S. Most patients with advanced T-cell malignancies in the U.S. are treated at major referral cancer centers, and many of these centers have been participating in our Fodosine™ clinical trials and will thus be familiar with Fodosine™ if it reaches the market. However, we lack experience in marketing, distributing and selling pharmaceutical products. Our general strategy is to rely on partners, licensees or arrangements with others to provide for the marketing, distribution and sales of products we may develop. We may not be able to establish and maintain acceptable commercial arrangements with partners, licensees or others to perform such activities.
Competition
     The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in activities similar to ours, including research and development of drugs for the treatment of cancer, infectious, autoimmune, inflammatory and cardiovascular diseases and disorders. Many of these companies have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations than we do. In addition, some of them have considerable experience in preclinical testing, clinical trials and other regulatory approval procedures. For example, in October 2005, the FDA announced the approval of Arranon (nelarabine) for the treatment of adults and children with T-cell acute lymphoblastic leukemia. This drug was approved under the FDA’s orphan drug and accelerated approval (fast track) programs and is being distributed and marketed by GSK. We are currently testing Fodosine™ in T-cell ALL and have also received both orphan drug and fast track designation from the FDA. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. They may also market commercial products, either on their own or through collaborative efforts.
     We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Such is the case with GSK’s Arranon for T-cell ALL and the current neuraminidase inhibitors marketed by GSK and Roche for influenza. In addition, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP, HCV, influenza, and other therapeutic areas where we are focusing our drug discovery efforts.

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
     The regulatory review and approval process is lengthy, expensive and uncertain. Before obtaining regulatory approvals for the commercial sale of any products, we or our partners must demonstrate that our product candidates are safe and effective for use in humans. The approval process takes many years, substantial expenses may be incurred and significant time may be devoted to clinical development.
     Before testing potential candidates in humans, we carry out laboratory and animal studies to determine safety and biological activity. After completing preclinical trials, we must file an IND, including a proposal to begin clinical trials, with the FDA. We have filed thirteen INDs to date and plan to file, or rely on future partners to file, additional INDs in the future as our potential drug candidates advance to that stage of development. Thirty days after filing an IND, a Phase I human clinical trial can start, unless the FDA places a hold on the study.
     Our Phase I trials are designed to determine safety in a small group of patients or healthy volunteers. We also assess tolerances and the metabolic and pharmacologic actions of our drug candidates at different doses. After we complete the initial trials, we conduct Phase II trials to assess safety and efficacy and establish the optimal dose in patients. If Phase II trials are successful, we or our partners conduct Phase III trials to verify the results in a larger patient population. Phase III trials are required for FDA approval to market a drug. A Phase III trial may require hundreds or even thousands of patients and is the most expensive to conduct. The goal in Phase III is to collect enough safety and efficacy data to obtain FDA approval of a drug for treatment of a particular disease. For some clinical indications that are especially serious and for which there are no effective treatments, such as refractory cancers, conditional approval can be obtained following Phase II trials.
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
     After completion of the clinical trials of a product, we or our partners must submit a NDA to the FDA for marketing approval before commercialization of the product. The FDA may not grant approval on a timely basis, if at all. The FDA, as a result of the Food and Drug Administration Modernization Act of 1997, has six months to review and act upon license applications for priority therapeutics that are for life-threatening or unmet medical needs. Standard reviews can take between one and two years, and can even take longer if significant questions arise during the review process. The FDA may withdraw any required approvals, once obtained.
     In addition to clinical development regulations, we and our contract manufacturers and partners must comply with the applicable FDA current good manufacturing practice (“GMP”) regulations. GMP regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. Such facilities must be approved before we can use them in commercial manufacturing of our potential products. We or our contract manufacturers may not be able to comply with the applicable GMP requirements and other FDA regulatory requirements. If we or our contract manufacturers fail to comply, our business, financial condition and results of operations will be materially adversely affected.
Human Resources
     As of February 28, 2007, we had 85 employees, of whom 61 were engaged in research and development and 24 were in general and administrative functions. Our scientific staff, 28 of whom hold Ph.D. or M.D. degrees, has diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, and medicinal chemistry. We consider our relations with our employees to be satisfactory.
Scientific Advisory Board and Consultants
     Our scientific advisory board (“SAB”) is comprised of five scientific advisors who are leaders in certain of our core disciplines or who otherwise have specific expertise in our therapeutic focus areas. The SAB meets as a group at scheduled meetings and consists of the following individuals:

Name	Position
Albert F. LoBuglio, M.D. (Chairman)	Director Emeritus and Distinguished Professor, Comprehensive Cancer Center , University Of Alabama at Birmingham

Name	Position
Gordon N. Gill, M.D.	Professor of Medicine and Cellular and Molecular Medicine; Dean of Translational Medicine, University of California, San Diego School of Medicine.

Lorraine J. Gudas, Ph.D.	Professor and Chairman, Department of Pharmacology Weill Medical College of Cornell University, Revlon Pharmaceutical Professor of Pharmacology and Toxicology.

Herbert A. Hauptman, Ph.D.	President of the Hauptman-Woodward Medical Research Institute, Inc. (formerly the Medical Foundation (Buffalo), Inc.), and Research Professor in Biophysical Sciences and Distinguished Professor in Structural Biology at the State University of New York (Buffalo). Recipient of the Nobel Prize in Chemistry (1985).

Hamilton O. Smith, M.D.	Professor, Molecular Biology and Genetics Department at The Johns Hopkins University School of Medicine, retired, and Scientific Director of the Synthetic Biology and Biological Energy Groups at the J. Craig Venter Institute in Rockville, Maryland. Recipient of the Nobel Prize in Medicine (1978).
     The SAB members are reimbursed for their expenses and receive periodic options to purchase shares of common stock. We also have consulting agreements with a number of other scientists with expertise in our core disciplines or who are specialists in diseases or treatments on which we focus. The SAB members and other consultants are all employed by or have consulting agreements with entities other than us, some of which may compete with us in the future. They are expected to devote only a small portion of their time to our business, although no specific time commitment has been established. They are not expected to participate actively in our affairs or in the development of our technology. Several of the institutions with which the SAB members and the consultants are affiliated may adopt new regulations or policies that limit their ability to consult with us. The loss of the services of the SAB members and the consultants could adversely affect us to the extent that we are pursuing research or development in areas relevant to their expertise. To the extent members of our SAB members or the consultants have consulting arrangements with or become employed by any of our competitors, we could be materially adversely affected.
     Any inventions or processes independently discovered by the SAB members or the consultants may not become our property and will probably remain the property of such persons or of such persons’ employers. In addition, the institutions with which they are affiliated may make available the research services of their personnel, including the SAB members and the consultants, to our competitors pursuant to sponsored research agreements. We require the SAB members and the consultants to enter into confidentiality agreements which prohibit the disclosure of confidential information to anyone outside of our company and require disclosure and assignment to us of their ideas, developments, discoveries or inventions. However, our competitors may gain access to trade secrets and other proprietary information developed by us and disclosed to the SAB members and the consultants.
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
     Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of December 31, 2006, our accumulated deficit was approximately $195.5 million. To become profitable, we must successfully develop drug product candidates, enter into profitable agreements with other parties and our product candidates must receive regulatory approval. We or these other parties must then successfully manufacture and market our product candidates. It could be several years, if ever, before we receive royalties from any current or future license agreements or revenues directly from product sales.
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
Our success depends upon our ability to advance our products through the various stages of development, especially through the clinical trial process.
     To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The clinical trial process is complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have a reasonable commercial potential. We may suffer significant setbacks in pivotal clinical trials, even after earlier clinical trials show promising results. Any of our product candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective.
     Our ability to successfully complete clinical trials is dependent upon many factors beyond our control, including:
•	our ability to find suitable clinical sites and investigators to enroll patients;

•	the availability of and willingness of patients to participate in our clinical trials;

•	difficulty in maintaining contact with patients to provide complete data after treatment;

•	our product candidates may not prove to be either safe or effective;

•	manufacturing or quality problems could affect the supply of drug product for our trials;

•	delays or changes in requirements by governmental agencies.
     Clinical trials are lengthy and expensive. We or our partners incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrollment. Delays in patient enrollment can result in increased costs and longer development times. Even if we or our partners successfully complete clinical trials for our product candidates, we or our partners might not file the required regulatory submissions in a timely manner and may not receive regulatory approval for the product candidate.
If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.
     To date, we have financed our operations primarily from sale of our equity securities and cash from collaborative and other research and development agreements, and, to a lesser extent, interest. For the year, our cash, cash equivalents and marketable securities balance has decreased from $60.0 million as of December 31, 2005 to $46.2 million as of December 31, 2006, primarily due to the monthly cash burn from operations less the cash received from collaborations, which totaled to approximately $31.8 million net of sublicense fees.
     With the award of the HHS contract to fund the development of peramivir and the current and planned trials for Fodosine™, we expect an increase in our operating expenses for 2007. However, with the expected reimbursement from the HHS contract and our other partners, we are projecting our net cash burn rate to average approximately $3.0 million per month in 2007. We caution that both our expenses and our cash flows will vary significantly from quarter to quarter due to the nature of the trials in influenza and the reimbursement from HHS.
     As our clinical programs continue to grow and patient enrollment increases, our costs will increase. Our current and planned clinical trials plus the related manufacturing, personnel resources and testing required for supporting the development of our drug candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount of funding we receive from HHS for peramivir, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our drug candidates, the progress and results of our current and proposed clinical trials for our most advanced drug products, the progress made in the manufacturing of our lead products and the progression of our other programs.
     As of December 31, 2006, we had $46.2 million in cash, cash equivalents and marketable securities. With our currently available funds and amounts to be received from HHS, Shionogi (and our other collaborators), we believe these resources will be sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:
•	our ability to perform under the contract with HHS and receive reimbursement;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for our drug candidates;

•	the scope and results of preclinical studies and clinical trials to identify and evaluate drug candidates;

•	our ability to enroll sites and patients in our clinical trials;

•	the scope of manufacturing of our drug candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development of our drug candidates;

•	the scope of validation for the manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	our dependence on others for development and commercialization of our product candidates; and

•	successful commercialization of our products consistent with our licensing strategy.
     We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, including governmental agencies, in general and from the HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale-back or eliminate certain of our research and development programs.
If HHS were to eliminate or reduce funding from our contract, this would have a significant negative impact on our anticipated revenues and cash flows and the development of peramivir.
     Our projections of revenues and incoming cash flows for 2007 are substantially dependant upon HHS reimbursement for the costs related to our peramivir program. If HHS were to eliminate or reduce the funding for this program, we would have to obtain additional funding for development of this drug candidate or significantly reduce or stop the development effort.
     In contracting with HHS, we are subject to various U.S. government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or if we are found to be in violation could result in contract termination. U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion. The U.S. government may terminate its contract with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms, which would have a significant negative impact on our cash flows and operations.
Our contract with HHS has special contracting requirements, which create additional risks or reduction or loss of funding.
     We have entered into a contract with HHS for the advanced development of our neuraminidase inhibitor, peramivir. In contracting with HHS, we are subject to various U.S. government contract requirements, including general clauses for a cost-reimbursement research and development contract. U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:
•	terminate or reduce the scope of our contract; and

•	audit and object to our contract-related costs and fees, including allocated indirect costs.
     The U.S. government may terminate its contract with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries.
     As a U.S. government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Based on the results of its audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.
If we fail to establish collaborative relationships to commercialize certain of our drug product candidates or if any partner terminates or fails to perform its obligations under agreements with us, the commercialization of our product candidates could be delayed or terminated.
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
     Currently, we have established collaborative relationships with four pharmaceutical companies, Roche, Mundipharma, Shionogi and Green Cross for development and commercialization of BCX-4208, Fodosine™ and peramivir, respectively. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty. Heavy reliance upon collaborative relationships with these third parties for these critical functions presents several risks, including:
•	our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons;

•	our contracts for collaborative arrangements may expire;

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration;

•	we do not have day to day control over the activities of our partners and have limited control over their decisions;

•	our ability to generate future event payments and royalties from our partners depends upon their abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates;

•	our partners may not properly maintain or defend our intellectual property rights, where applicable, or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

•	our partners may not devote sufficient capital or resources towards our product candidates; and

•	our partners may not comply with applicable government regulatory requirements.

     If any partner fails to fulfill its responsibilities in a timely manner, or at all, our commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our partner. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake commercialization activities at our own expense or find alternative sources of funding. Any delay in the development or commercialization of our compounds would severely affect our business, because if our compounds do not progress through the development process or reach the market in a timely manner, or at all, we may not receive additional future event payments and may never receive product or royalty payments.
If our contract research organizations do not successfully carry out their duties or if we lose our relationships with contract research organizations, our drug development efforts could be delayed.
     We depend on contract research organizations, third-party vendors and investigators for preclinical testing and clinical trials related to our drug discovery and development efforts, including the HHS contract. We intend to depend on them to assist in our future discovery and development efforts. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. If they fail to devote sufficient time and resources to our drug development programs or if their performance is substandard, it will delay the approval of our products. The parties with which we contract for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to meet their obligations could adversely affect clinical development of our products. Moreover, these parties may also have relationships with other commercial entities, some of which may compete with us. If they assist our competitors it could harm our competitive position.
     If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current Good Laboratory Practices (“cGLP”), current Good Manufacturing Practices (“cGMP”), or current Good Clinical Practices (“cGCP”), and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed.
We have not commercialized any products or technologies and our future revenue generation is uncertain.
     We have not yet commercialized any products or technologies, and we may never be able to do so. Our revenue from collaborative agreements is dependent upon the status of our preclinical and clinical programs. If we fail to advance these programs to the point of being able to enter into successful collaborations, we will not receive any future event or other collaborative payments.
     Any future revenue directly from product sales would depend on our ability to successfully complete clinical studies, obtain regulatory approvals, manufacture, market and commercialize any approved drugs.
If our development collaborations with other parties fail, the development of our drug product candidates will be delayed or stopped.
     We rely heavily upon other parties for many important stages of our drug development programs, including:
•	discovery of proteins that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	licensing or design of enzyme inhibitors for development as drug product candidates;

•	execution of some preclinical studies and late-stage development for our compounds and product candidates;

•	management of our clinical trials, including medical monitoring and data management;

•	execution of additional toxicology studies that may be required to obtain approval for our product candidates;

•	manufacturing the starting materials and drug substance required to formulate our drug products and the drug products to be used in both our clinical trials and toxicology studies;

•	management of our regulatory function; and

•	manufacturing, sales, marketing and distribution of our product candidates.
     Our failure to engage in successful collaborations at any one of these stages would greatly impact our business. If we do not license enzyme targets or inhibitors from academic institutions or from other biotechnology companies on acceptable terms, our product development efforts would suffer. Similarly, if the contract research organizations that conduct our initial or late-stage clinical trials, conduct our toxicology studies, manufacture our starting materials, drug substance and drug products or manage our regulatory function breached their obligations to us, this would delay or prevent the development of our product candidates.
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
     Further development and potential commercialization of peramivir is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, potential commercialization of peramivir is subject to further risks, including the following:
•	the injectable versions of peramivir are at an early stage of development and have been tested in a limited number of humans, primarily healthy volunteers, and may not be safe or effective;

•	necessary government or other third party funding and clinical testing for further development of peramivir may not be available timely, at all, or in sufficient amounts;

•	the avian flu prevention or treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines could substantially replace potential demand for an antiviral such as peramivir;

•	any substantial demand for avian flu treatments may occur before peramivir can be adequately developed and tested in clinical trials;

•	numerous large and well-established pharmaceutical and biotech companies will be competing to meet the market demand for avian flu drugs and vaccines;

•	regulatory authorities may not make needed accommodations to accelerate the drug testing and approval process for peramivir; and

•	in the next few years, it is expected that a limited number of governmental entities will be the primary potential customers for peramivir and if we are not successful at marketing peramivir to these entities for any reason, we will not receive substantial revenues.
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

     We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon third-party manufacturers to manufacture the materials required for our drug product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including problems involving:
•	inconsistent production yields;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes that could strike their facilities;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance with regulations and specifications set forth by the FDA or other foreign regulatory agencies.
     These contract manufacturers may not be able to manufacture the materials required or our drug product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third party manufacturers have met our manufacturing requirements, but they may not continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval in accordance with the FDA’s cGMPs, and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.
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
If the clinical trials of our drug product candidates fail, our product candidates will not be marketed, and we will not realize product related revenue.
     To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. If we or other third party partners are unable to demonstrate that our product candidates are safe and effective, our product candidates will not receive regulatory approval and will not be marketed, and we will not realize product related revenue. The clinical trial process is complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have a reasonable commercial potential. Positive results from preclinical studies and early clinical trials do not ensure positive results in clinical trials designed to permit application for regulatory approval, called pivotal clinical trials. We may suffer significant setbacks in pivotal clinical trials, even after earlier clinical trials show promising results. Any of our product candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective.
     We negotiated a special protocol assessment, or SPA, with the FDA for the recently initiated pivotal clinical trial of our lead anti-cancer compound, Fodosine™. An SPA is an agreement between an applicant and the FDA on the design and the size of clinical trials that is intended to form the basis of a New Drug Application (“NDA”). Once the FDA and an applicant reach an agreement on an SPA, the SPA cannot be changed after the clinical trial begins, except in limited circumstances such as a change in the science or clinical knowledge about the conditions being studied. Any significant change to the protocols for a clinical trial subject to an SPA would require prior FDA approval, which could delay implementation of such a change and continuation and completion of the related clinical trial. Receipt of the SPA does not ensure that Fodosine™ will receive FDA approval or that the process will be accelerated.
     Clinical trials are lengthy and expensive. We or our partners incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrollment. Delays in patient enrollment can result in increased costs and longer development times. Even if we or our partners successfully complete clinical trials for our product candidates, we or our partners might not file the required regulatory submissions in a timely manner and may not receive regulatory approval for the product candidate.
If we or our partners do not obtain and maintain governmental approvals for our products under development, we or our partners will not be able to sell these potential products, which would significantly harm our business because we will receive no revenue.
     We or our partners must obtain regulatory approval before marketing or selling our future drug products. If we or our partners are unable to receive regulatory approval and do not market or sell our future drug products, we will never receive any revenue from such product sales. In the United States, we or our partners must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. Neither the FDA nor foreign regulatory agencies have approved any of our drug product candidates. We have several drug products in various stages of preclinical and clinical development; however, we are unable to determine when, if ever, any of these products will be commercially available. Because of the risks and uncertainties in biopharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If the FDA delays regulatory approval of our product candidates, our management’s credibility, our company’s value and our operating results may suffer. Even if the FDA or foreign regulatory agencies approve a product candidate, the approval may limit the indicated uses for a product candidate and/or may require post-marketing studies.
     The FDA regulates, among other things, the record keeping and storage of data pertaining to potential pharmaceutical products. We currently store most of our preclinical research data, our clinical data and our manufacturing data at our facility. While we do store duplicate copies of most of our clinical data offsite and a significant portion of our data is included in regular backups of our systems, we could lose important data if our facility incurs damage. If we get approval to market our potential products, whether in the United States or internationally, we will continue to be subject to extensive regulatory requirements. These requirements are wide ranging and govern, among other things:
•	adverse drug experience reporting regulations;

•	product promotion;

•	product manufacturing, including good manufacturing practice requirements; and

•	product changes or modifications.
     Our failure to comply with existing or future regulatory requirements, or our loss of, or changes to, previously obtained approvals, could have a material adverse effect on our business because we will not receive product or royalty revenues if we or our partners do not receive approval of our products for marketing.
     In June 1995, we notified the FDA that we submitted incorrect data for our Phase II studies of BCX-34 applied to the skin for CTCL and psoriasis. In November 1995, the FDA issued a List of Inspectional Observations, Form FDA 483, which cited our failure to follow good clinical practices. The FDA also inspected us in June 1996. The focus was on the two 1995 Phase II dose-ranging studies of topical BCX-34 for the treatment of CTCL and psoriasis. As a result of the investigation, the FDA issued us a Form FDA 483, which cited our failure to follow good clinical practices. We are no longer developing BCX-34; however, as a consequence of these two investigations, our ongoing and future clinical studies may receive increased scrutiny, which may delay the regulatory review process.
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
     We and our partners are performing research on or developing products for the treatment of several disorders including T-cell mediated disorders (T-cell cancers, psoriasis, transplant rejection, and rheumatoid arthritis), oncology, influenza, hepatitis C and cardiovascular disorders. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Such is the case with GSK’s Arranon for T-cell ALL and the current neuraminidase inhibitors marketed by GSK and Roche for influenza. In addition, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP, influenza, hepatitis C, and in other therapeutic areas where we have discovery efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.
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
     Our success will depend in part on our ability and the abilities of our partners to obtain patent protection for our products, methods, processes and other technologies we may license or develop, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties both domestically and abroad. The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the United States Patent and Trademark Office (“USPTO”) nor the courts have a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology and pharmaceutical patents. The validity, enforceability and commercial value of these rights, therefore, is highly uncertain.
     Our success depends in part on avoiding the infringement of other parties’ patents and proprietary rights as well as avoiding the breach of any licenses relating to our technologies and products. In the U.S., patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, avoiding patent infringement may be difficult and we may inadvertently infringe third-party patents or proprietary rights. These third parties could bring claims against us, our partners or our licensors that even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, our partners or our licensors, we or they could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we, our partners or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

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
     Our success is also dependent upon the skills, knowledge and experience, none of which is patentable, of our scientific and technical personnel. To help protect our rights, we require all employees, consultants, advisors and partners to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside of our company and require disclosure and assignment to us of their ideas, developments, discoveries and inventions. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information, and if any of our proprietary information is disclosed, our business will suffer because our revenues depend upon our ability to license our technology and any such events would significantly impair the value of such a license.
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
We may be unable to establish sales, marketing and distribution capabilities necessary to successfully commercialize products we may develop.
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
     In the United States, there have been a number of legislative and regulatory proposals, at both the federal and state government levels, to change the healthcare system in ways that could affect our ability to sell our products profitably, if approved. For example, the Medicare Prescription Drug and Modernization Act of 2003 (“MMA”), went into effect in 2006 and has changed the types of drugs covered by Medicare, and the methodology used to determine the price for such drugs. Further federal and state proposals and healthcare reforms are likely. Our business could be harmed by the MMA, by the possible effect of this legislation on amounts that private payors will pay and by other healthcare reforms that may be enacted or adopted in the future.
There is a substantial risk of product liability claims in our business. If we are unable to obtain sufficient insurance, a product liability claim against us could adversely affect our business.
     We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We have product liability insurance covering our clinical trials in the amount of $10 million. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:
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
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2006, the 52-week range of the market price of our stock was from $8.20 to $23.00 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
•	announcements of technological innovations or new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	status of new or existing licensing or collaborative agreements and government contracts;

•	we or our partners achieving or failing to achieve development milestones;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

•	publicity regarding certain public health concerns for which we are or may be developing treatments;

•	regulatory developments in both the United States and foreign countries;

•	public concern as to the safety of pharmaceutical products;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel or members of our board of directors;

•	sales of substantial amounts of our stock by existing stockholders, including officers or directors;

•	economic and other external factors or other disasters or crises; and

•	period-to-period fluctuations in our financial results.
Because stock ownership is concentrated, you and other investors will have limited influence on stockholder decisions.
     As of December 31, 2006, our directors, executive officers and some principal stockholders and their affiliates beneficially owned approximately 31.7% of our outstanding common stock and common stock equivalents. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.
We have anti-takeover provisions in our corporate charter documents that may result in outcomes with which you do not agree.
     Our board of directors has the authority to issue up to 4,955,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of those shares without further vote or action by our stockholders. The rights of the holders of any preferred stock that may be issued in the future may adversely affect the rights of the holders of common stock. The issuance of preferred stock could make it more difficult for third parties to acquire a majority of our outstanding voting stock.
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
     In June 2002, our board of directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights (“Rights”) to the holders of our common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons who acquires more than 15% (19.9% for William W. Featheringill, a Director who owned approximately 9.58% as of December 31, 2006, but owned more than 15% at the time the Rights were put in place) of our common stock on terms not approved by the board of directors.
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
Information Regarding Forward-Looking Statements
     This discussion contains forward-looking statements, which are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “hope,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
     Our administrative offices and principal research facilities are located in 50,150 square feet of leased space in Riverchase Industrial/Research Park in Birmingham, Alabama. The lease runs through June 30, 2010 with an option to renew the lease for an additional five years at current market rates. In addition, we currently lease 5,375 square feet of office space in Cary, NC through February 2010 for our clinical and regulatory operation. We believe that our facilities are adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock trades on the NASDAQ Global MarketSM under the symbol BCRX. The following table sets forth the low and high sales prices of our common stock as reported by NASDAQ Global MarketSM for each quarter in 2006 and 2005:

	2006		2005
	Low	High	Low	High
First quarter	$15.80	$23.00	$4.32	$6.91
Second quarter	10.89	18.11	3.68	5.25
Third quarter	8.20	14.94	4.90	10.44
Fourth quarter	10.80	12.89	9.70	18.64
The last sale price of the common stock on March 7, 2007 as reported by NASDAQ Global MarketSM was $9.64 per share.
Holders
As of March 7, 2007, there were approximately 263 holders of record of our common stock.
Dividends
We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future.
Stock Performance Graph

This performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph is not necessarily indicative of future price performance.
PERFORMANCE GRAPH FOR BIOCRYST
Indexed Comparison Since 2001

	Beginning
	Investment	Investment	Investment	Investment	Investment	Investment
	12/31/01	at 12/31/02	at 12/31/03	at 12/31/04	at 12/31/05	at 12/31/06
BioCryst Pharmaceuticals, Inc.	$100.00	$24.24	$172.98	$145.96	$422.98	$291.92
The NASDAQ Stock Market	100.00	69.13	103.36	112.49	114.88	126.22
NASDAQ Pharmaceutical Stocks	100.00	64.62	94.72	100.88	111.09	108.75

The above graph measures the change in a $100 investment in the Company’s common stock based on its closing price of $3.96 on December 31, 2001 and its year-end closing price thereafter. The Company’s relative performance is then compared with the CRSP Total Return Indexes for the NASDAQ Stock Market (US) and NASDAQ Pharmaceutical Stocks.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fiscal year ended December 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	(In thousands, except per share data)
Statement of Operations Data:	2006	2005	2004	2003	2002

Total revenues	$6,212	$152	$337	$653	$—
Research and development expenses	47,083	23,642	18,868	11,522	15,473

Net loss	(43,618)	(26,099)	(21,104)	(12,700)	(16,929)

Amounts per common share:
Basic and diluted net loss per share	$(1.50)	$(1.01)	$(1.00)	$(.72)	$(.96)

Weighted average shares outstanding	29,147	25,721	21,165	17,703	17,643

	December 31,
	(In thousands)
Balance Sheet Data:	2006	2005	2004	2003	2002

Cash, cash equivalents and securities	$46,236	$59,988	$28,704	$25,732	$36,163
Total assets	68,485	99,248	32,469	30,096	41,300
Long-term deferred revenue	36,596	29,426	300	300	300
Accumulated deficit	(195,481)	(151,863)	(125,764)	(104,660)	(91,960)
Total stockholders’ equity	21,155	58,440	29,334	28,447	40,128

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
     Our revenues have generally been limited to license fees, event payments, research and development fees, and interest income. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”) and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”). License fees, future event payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations or we have completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized as earned over an estimated period determined by management based on the terms of the agreement and the products licensed. For example, in the Roche and Mundipharma licenses agreements, we deferred the upfront payments over the remaining life of the patents which are through 2023 and 2017, respectively. We are currently evaluating the period of deferral for the upfront payment related to the Shionogi agreement. In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting in accordance with EITF Issue 00-21. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.
     Future event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and

(2) the fees are non-refundable and non-creditable. Any event payments received prior to satisfying these criteria are recorded as deferred revenue.
     Under the guidance of EITF Issue 99-19 and EITF Issue 01-14, reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses. For example, the amounts received from our collaboration with Mundipharma for the reimbursement of clinical trial costs and the costs received from HHS for reimbursement will be recorded as revenue in the period the related costs were recorded. Significant direct costs incurred upon entering into a licensing arrangement, such as our sublicense fees to AECOM and IRL, are deferred and charged to expense in proportion to the revenue recognized.
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
     We have incurred operating losses since our inception. Our accumulated deficit at December 31, 2006 was $195.5 million. We expect to incur substantial expenditures relating to the development of our current and future drug candidates. During the three years ended December 31, 2006, we spent 66.0% of our research and development expenses on contract research and development, including:
•	payments to consultants;

•	funding of research at academic institutions;

•	toxicology studies on existing and potential drugs;

•	manufacturing of our raw materials, drug substance and drug products;

•	large scale synthesis and formulation of compounds;

•	preclinical studies;

•	payments of amounts to academic institutions and others as a result of our recent collaborations;

•	engaging investigators to conduct clinical trials;

•	hiring contract research organizations for regulatory and clinical functions; and

•	using statisticians to evaluate the results of clinical trials.
     The above expenditures for contract research and development for our current and future drug candidates will vary from quarter-to-quarter depending on the status of our research and development projects. For example, during the third quarter of 2006, we incurred significant costs related to the Phase I trials with peramivir and the ongoing validation manufacturing for peramivir drug substance. Results from these Phase I trials have enabled us to design the Phase II trials beginning in the 2006-2007 flu season. In addition, we initiated a Phase II pivotal trial with Fodosine™ in January 2007. As these trials progress and additional trials are started in other indications, our costs for clinical studies will increase significantly. In addition, the costs associated with the manufacturing of Fodosine™ and peramivir will increase as we continue scaling up to the larger production runs required for clinical development, manufacturing validation and additional toxicology studies for these programs.

     Changes in our existing and future research and development and collaborative relationships also will impact the status of our research and development projects. For example, in January 2007, we announced a $102.6 million contract with HHS for the full funding of the development, manufacturing and clinical trials required for licensure of peramivir with both the i.v. and i.m. formulations. In March 2007, we announced a license agreement with Shionogi for the development and commercialization of peramivir in Japan for an upfront payment of $14 million. In November 2005 we entered into a license agreement with Roche for the worldwide development and commercialization for our second PNP inhibitor, BCX-4208. In addition to an upfront payment plus an advance payment for manufacturing we performed, Roche has taken over the development and is paying all costs associated with this program. In February 2006, we licensed Fodosine™ to Mundipharma for the development and commercialization of this drug in Europe, Asia and Australasia. In addition to the upfront payment of $10 million, Mundipharma is paying 50% of the clinical development costs we incur for Fodosine™ on existing and planned clinical trials, but their portion shall not exceed $10 million.
     For the Roche and Mundipharma collaborations, we will owe sublicense payments to AECOM and IRL on all upfront, future event payments and royalties. For the Shionogi and Green Cross collaborations, we will owe sublicense payments to UAB. For 2006, we paid approximately $8.2 million related to the Roche and Mundipharma agreements. The revenue from these agreements has been recorded as deferred revenue on our balance sheet and will be recognized over the remaining patent life of the related drug candidate. The payments to AECOM and IRL have been recorded as deferred assets on our balance sheet and will be recognized over the period of the related revenue recognition. Due to the nature of the potential milestones in our collaborations, it is difficult to predict if and when particular milestones will be achieved by us or our partners.
     The contract with HHS is a standard cost-plus-fixed-fee contract which provides for the reimbursement of allowable costs plus an element of overhead and profit. This is expected to have a significant positive revenue impact on our financial statements. As the costs of our peramivir program increase for the clinical trials, manufacturing and other expenses we will submit invoices to HHS for reimbursement of expenses allowable under the contract. The expenses are recorded as R&D expenses and reimbursements are recorded as revenue. In the same way, as we incur R&D costs for our Fodosine™ program that are reimbursable under the Mundipharma contract or R&D expenses for peramivir that are related to the Shionogi contract, we will invoice the respective company for those costs. The amounts reimbursable will be recorded as revenue in the same period the costs are incurred. During January 2007, we initiated a pivotal clinical trial with Fodosine™ in T-ALL, which triggered a $5 million milestone payment from Mundipharma. The revenues expected from the Mundipharma agreement in 2007 will consist of continuing reimbursement of R&D expenses in accordance with the contract and the amortization of the upfront and milestone payments. The primary revenue expected from the Roche agreement for 2007 is the continuing amortization of the upfront payment received.
     Although we may, in some cases, be able to control the timing of development expenses, in part by accelerating or decelerating certain costs, many of these costs will be incurred irrespective of whether we are able to discover drug candidates or obtain collaborative partners for commercialization. In addition, the achievement of milestones in our collaboration agreements is uncertain and unpredictable and would most likely have a significant impact on our operating results in the periods they are achieved. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. If we fail to meet the research, clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the price of our common stock.
Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005
     Collaborative and other research and development revenue was $6,212,000 for the year compared to $152,000 for 2005. The increase for 2006 was primarily due to amounts earned pursuant to our collaboration agreements with Mundipharma and Roche, plus the continuing amortization of the upfront payments from those agreements.
     Research and development expenses for 2006 were $47,083,000, a 99.1% increase from 2005 expenses of $23,642,000, primarily attributable to the clinical and manufacturing costs of our expanded peramivir and Fodosine™ programs, a $1,549,000 non-cash share-based compensation charge related to adoption of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”) in January 2006, increases in personnel and related costs to support the clinical development of our pipeline, and increases in consulting and toxicology. As of December 31, 2006, the Company had incurred approximately $2.3 million of pre-contract costs directly related to the Phase 2 trials for both the intravenous and intramuscular peramivir products. These costs were incurred in anticipation of a contract award from HHS and were required to meet the delivery schedule of the proposed contract. In accordance with the provisions of Federal Acquisition Regulation 31.205-32, the costs were included in the Company’s request for proposal and are eligible for reimbursement from HHS. The $2.3 million of costs incurred prior to the contract award date were deferred and are included in other current assets on the Company’s balance sheet at December 31, 2006. In the first quarter of 2007, the $2.3 million in costs will be billed and expensed. Concurrently, revenue will be recognized for these costs plus the applicable fixed fee.
     General and administrative expenses for 2006 were $6,108,000, an increase of 65.7% over the 2005 expense of $3,686,000, primarily due to the $1,790,000 non-cash share-based compensation charge related to SFAS 123R, an increase in professional fees, and an increase in personnel related expenses. These increases were partially offset by an increase in costs allocated to research and development.
     Interest income for 2006 was $3,362,000, a 211.9% increase compared to $1,078,000 in 2005. This increase was due to a higher average cash balance during 2006 and a more favorable interest rate environment as compared to 2005.
     The net loss for the year ended December 31, 2006 was $43,618,000, or $1.50 per share, compared to a net loss of $26,099,000, or $1.01 per share in 2005.
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
     General and administrative expenses for 2005 were $3,686,000, an increase of 14.4% over the 2004 expense of $3,221,000, primarily due to an increase in legal fees related to the Mundipharma and Roche collaborations and an increase in personnel related expenses.
     Interest income for 2005 was $1,078,000, a 66.4% increase compared to $648,000 in 2004. This increase was due to a higher average cash balance during 2005 and a more favorable interest rate environment as compared to 2004.
     The net loss for the year ended December 31, 2005 was $26,099,000, or $1.01 per share, compared to a net loss of $21,104,000, or $1.00 per share in 2004.
Liquidity and Capital Resources
     Cash expenditures have exceeded revenues since our inception. Our operations have principally been funded through public offerings and private placements of equity and debt securities and cash from collaborative and other research and development agreements and to a lesser extent interest. For example, during December 2005, we raised $30.0 million (approximately $29.9 million net of expenses) through a sale of 2,228,829 shares of our common stock. During 2006, we received cash from collaborative and other research and development agreements (primarily Roche and Mundipharma) of approximately $31.8 million net of sublicense fees. Based on anticipated cash receipts from the HHS contract and the collaborations with Shionogi, Mundipharma and Roche we expect such cash receipts to increase significantly. Other sources of funding have included the following:
•	other collaborative and other research and development agreements;

•	government grants and contracts;

•	equipment lease financing;

•	facility leases;

•	research grants; and

•	interest income.
     In addition, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with other parties to conduct certain research and development and using consultants. We expect to incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities, undertake additional preclinical studies and clinical trials of compounds which have been or may be discovered and as we increase the manufacturing of our compounds for clinical trials and for the continuation of the validation process. We also expect to incur substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical products advance through later stages of development.
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
     We have financed some of our equipment purchases with lease lines of credit. Our lease for our current Birmingham facilities expires on June 30, 2010. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2010 and a one-time option to terminate the lease on June 30, 2008 for a termination fee of approximately $124,000. The lease requires us to pay monthly rent currently at $37,963 per month in December 2006 and escalating annually to a minimum of $41,481 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts.
     In August 2006, we opened an office in Cary, North Carolina for the establishment of our clinical and regulatory operation. We currently have 5,375 square feet under lease through February 2010. This lease requires us to pay $7,391 per month and escalates annually to $7,841 per month in the final year.
     We have not incurred any significant charges related to building renovations since 2001. Our capital costs during 2006 were approximately $1.4 million and we anticipate capital costs of approximately $2.0 million in 2007.
     At December 31, 2006, we had long-term operating lease obligations, which provide for aggregate minimum payments of $549,758 in 2007, $565,257 in 2008 and $538,351 in 2009. These obligations include the future rental of our operating facilities.
     We plan to finance our needs principally from the following:
•	payments under our contract with HHS;

•	our existing capital resources and interest earned on that capital;

•	payments under collaborative and licensing agreements with corporate partners; and

•	lease or loan financing and future public or private financing.
     For the year, our cash, cash equivalents and marketable securities balance has decreased from $60 million as of December 31, 2005 to $46.2 million as of December 31, 2006, primarily due to the monthly cash burn from operations less the cash received from collaborations, which totaled to approximately $31.8 million net of sublicense fees.
     The collaboration with Roche for the worldwide development and commercialization of BCX-4208 provided an upfront payment of $30 million, which was received in 2006. Roche has taken over the development and is paying all costs associated with this program. The agreement also provides for future event payments and royalties to be made by Roche upon the achievement of certain clinical, regulatory and sales events.

     In February 2006, we licensed Fodosine™ to Mundipharma for the development and commercialization of this drug in Europe, Asia and Australasia. In addition to the upfront payment of $10 million, which was received in February 2006, Mundipharma is paying 50% of the clinical development costs we are incurring for Fodosine™ on existing and planned clinical trials, but their portion shall not exceed $10 million. In addition, Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15 million. The agreement also provides for future event payments and royalties to be made by Mundipharma upon the achievement of certain clinical, regulatory and sales events. In January 2007, we initiated our pivotal study with Fodosine™ in T-cell leukemia patients, which triggered a $5 million event payment from Mundipharma.
     In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir. Funding from the contract will support manufacturing, process validation, clinical studies and other product approval requirements for peramivir. The contract is a standard cost plus fixed fee contract, which will have a significant positive impact on our financial position and cash flow. We will bill our incurred costs to HHS on a monthly basis. Any significant delays in payment or cancellation of this contract by HHS would have a significant negative effect on our financial position.
     In January 2007, we announced the initiation of a pivotal Phase IIb clinical trial with Fodosine™ in patients with T-ALL. This trial is being conducted under a SPA negotiated with the FDA. In addition, we are in active discussions with the FDA to determine what would be required to initiate a pivotal clinical trial with Fodosine™ in CTCL patients later in 2007. With the initiation of the pivotal Phase IIb clinical trial, we achieved one milestone related to our collaboration with Mundipharma, which triggered a $5.0 million payment. In addition, Mundipharma will reimburse us for our clinical development costs of Fodosine™ up to the $10 million defined in our agreement. In March 2007, we announced a collaborative agreement with Shionogi for rights to peramivir in Japan. This agreement requires an upfront payment of $14 million that will be received in 2007.
     With the award of the HHS contract to fund the development of peramivir and the current and planned trials for Fodosine™, we expect an increase in our research and development expenses for 2007. However, with the expected reimbursement from the HHS contract and our other partners, we are projecting our net cash burn rate to average approximately $3.0 million per month in 2007. We caution that both our expenses and our cash flows will vary significantly from quarter to quarter due to the nature of the trials in influenza and the reimbursement from HHS.
     As our clinical programs continue to grow and patient enrollment increases, our costs will increase. Our current and planned clinical trials plus the related manufacturing, personnel resources and testing required to support the development of our drug candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount of funding we receive from HHS for peramivir, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our drug candidates, the progress and results of our current and proposed clinical trials for our most advanced drug products, the progress made in the manufacturing of our lead products and the progression of our other programs.
     As of December 31, 2006, we had $46.2 million in cash, cash equivalents and marketable securities. With our currently available funds and amounts to be received from HHS, Shionogi (and our other collaborators), we believe these resources will be sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:
•	our ability to perform under the contract with HHS and receive reimbursement;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for our drug candidates;

•	the scope and results of preclinical studies and clinical trials to identify and evaluate drug candidates;

•	our ability to enroll sites and patients in our clinical trials;

•	the scope of manufacturing of our drug candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development of our drug candidates;

•	the scope of validation for the manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	our dependence on others for development and commercialization of our product candidates; and

•	successful commercialization of our products consistent with our licensing strategy.
     We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and from the HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale-back or eliminate certain of our research and development programs.
Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in any material unconsolidated SPE or off-balance sheet arrangements.
Contractual Obligations
     In the table below, we set forth our enforceable and legally binding obligations and future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they are cancelable as of December 31, 2006. Some of the amounts we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$1,909,209	$549,758	$1,103,608	$255,843	$—
Purchase Obligations (1)	16,174,050	14,894,050	460,000	460,000	360,000
Other Long-Term Liabilities Reflected on BioCryst’s Balance Sheet Under GAAP	300,000	—	—	—	300,000

Total	$18,383,259	$15,443,808	$1,563,608	$715,843	$660,000

(1)	Purchase obligations include commitments related to clinical development, manufacturing and research operations and other significant purchase commitments.
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
Critical Accounting Policies
     We have established various accounting policies that govern the application of accounting principles generally accepted in the United States, which were utilized in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations.
     While our significant accounting policies are more fully described in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.
Revenue Recognition
     Our revenues have generally been limited to license fees, event payments, research and development fees, and interest income. Revenue is recognized in accordance with SAB No. 104 and EITF Issue 00-21. License fees, future event payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations, or we have completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized as earned over an estimated period determined by management based on the terms of the agreement and the products licensed. For example, in the Roche and Mundipharma licenses agreements, we deferred the upfront payments over the remaining life of the patents which are 2023 and 2017, respectively. We are currently evaluating the deferral period for recognizing the upfront payment from Shionogi. In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting in accordance with EITF Issue 00-21. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.
     Future event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and

(2) the fees are non-refundable and non-creditable. Any event payments received prior to satisfying these criteria are recorded as deferred revenue.
     Under the guidance of EITF Issue 99-19 and EITF Issue 01-14, reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses. For example, the amounts received from our collaboration with Mundipharma for the reimbursement of clinical trial costs and the costs received from HHS for reimbursement will be recorded as revenue in the period the related costs were recorded. Significant direct costs incurred upon entering into a licensing arrangement, such as our sublicense fees to AECOM and IRL, are deferred and charged to expense in proportion to the revenue recognized.
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
     We group our R&D expenses into two major categories: direct external expenses and all other R&D expenses. Direct external expenses consist of costs of outside parties to conduct laboratory studies, to develop manufacturing processes and manufacture the product candidate, to conduct and manage clinical trials and similar costs related to our clinical and preclinical studies. These costs are accumulated and tracked by program. All other R&D expenses consist of costs to compensate personnel, to purchase lab supplies and services, to maintain our facility, equipment and overhead and similar costs of our research and development efforts. These costs apply to work on our clinical and preclinical candidates as well as our discovery research efforts. These costs have not been charged directly to each program historically because the number of product candidates and projects in research and development may vary from period to period and because we utilize internal resources across multiple projects at the same time.
     The following table summarizes our R&D expenses for the periods indicated:

	Year ended December 31,
	2006	2005	2004
Direct external R&D expenses by program:
PNP Inhibitor (Fodosine™)	$17,667,599	$9,256,417	$8,031,922
PNP Inhibitor (BCX-4208)	643,605	3,563,966	2,815,773
Neuraminidase Inhibitor (peramivir)	11,352,737	1,454,738	27,059
Hepatitis C Polymerase Inhibitor	1,673,480	446,828	205,741
Tissue Factor/Factor VIIa Inhibitor	153,326	25,072	472,633
Other	52,850	21,167	19,451

All other R&D expenses:
Compensation and fringe benefits	6,870,194	3,813,281	3,115,231

	Year ended December 31,
	2006	2005	2004
Supplies and services	3,366,683	572,056	88,515
Maintenance, depreciation, and amortization	975,790	984,680	1,227,117
Overhead allocation and other	4,327,108	3,504,172	2,864,670

Total R&D expenses	$47,083,372	$23,642,377	$18,868,112

     At this time, due to the risks inherent in the clinical trial process and given the stages of our various product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our drug candidates for potential commercialization. While we are currently focused on advancing each of our development programs, our future R&D expenses will depend on the determinations we make as to the scientific and clinical success of each drug candidate, as well as ongoing assessments as to each drug candidate’s commercial potential. As such, we are unable to predict how we will allocate available resources among our product development programs in the future. In addition, we cannot forecast with any degree of certainty the development progress of our existing partnerships for our drug candidates, which drug candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
     The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot be certain that any of our drug candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance. We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development. Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process. Other risks associated with our product development programs are described in Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K, as updated from time to time in our subsequent periodic reports and current reports filed with the SEC. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our product development programs and the period in which material net cash inflows from any of our product development programs will commence are unavailable.
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
Stock-Based Compensation
     At December 31, 2006, we have two stock-based employee compensation plans, the Stock Incentive Plan and the Employee Stock Purchase Plan. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and other related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”). No stock-based compensation cost related to our employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006, as all options granted to our employees had exercise prices equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123R”), using the modified prospective transition method. Compensation cost recognized during 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123R. Results for prior periods have not been restated.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BALANCE SHEETS

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$4,417,528	$29,156,827
Marketable securities	33,040,038	21,103,572
Receivables from collaborations	4,556,145	30,000,000
Prepaid expenses and other current assets	3,775,975	839,662

Total current assets	45,789,686	81,100,061

Marketable securities	8,778,020	9,727,501
Furniture and equipment, net	3,029,271	2,407,954
Patents and licenses, net of accumulated amortization of $32,094 in 2006 and $13,076 in 2005	290,694	187,635
Deferred collaboration expense	10,597,750	5,825,243

Total assets	$68,485,421	$99,248,394

Liabilities and Stockholders’ Equity
Accounts payable	$5,886,967	$8,812,985
Accrued expenses	1,506,712	1,252,018
Accrued vacation	641,474	442,977
Deferred revenue	2,699,463	873,786

Total current liabilities	10,734,616	11,381,766

Deferred revenue	36,595,796	29,426,214

Stockholders’ equity:
Preferred stock: shares authorized - 5,000,000 Series B Junior Participating Preferred stock, $.001 par value; shares authorized - 45,000; shares issued and outstanding — none	—	—
Common stock, $.01 par value; shares authorized - 45,000,000; shares issued and outstanding - 29,248,849 – 2006; 28,813,533 – 2005	292,488	288,135
Additional paid-in capital	216,310,578	210,014,946
Accumulated other comprehensive income	32,463	—
Accumulated deficit	(195,480,520)	(151,862,667)

Total stockholders’ equity	21,155,009	58,440,414

Total liabilities and stockholders’ equity	$68,485,421	$99,248,394

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
Revenues
Collaborative and other research and development	$6,211,936	$151,867	$336,901

Expenses
Research and development	47,083,372	23,642,377	18,868,112
General and administrative	6,108,373	3,686,323	3,220,655

Total expenses	53,191,745	27,328,700	22,088,767

Loss from operations	(46,979,809)	(27,176,833)	(21,751,866)

Interest and other income	3,361,956	1,078,065	647,745

Net loss	$(43,617,853)	$(26,098,768)	$(21,104,121)

Basic and diluted net loss per common share	$(1.50)	$(1.01)	$(1.00)

Weighted average shares outstanding	29,147,397	25,721,031	21,165,311

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Total
		Additional	Other		Stock-
	Common	Paid-in	Comprehensive	Accumulated	holders’	Comprehensive
	Stock	Capital	Income	Deficit	Equity	Income
Balance at December 31, 2003	$178,713	$132,928,208	$—	$(104,659,778)	$28,447,143
Net loss	—	—	—	(21,104,121)	(21,104,121)	$(21,104,121)
Unrealized gain on marketable securities available-for-sale	—	—	—	—	—	—

Comprehensive income						$(21,104,121)

Sale of common stock, 3,571,667 shares	35,717	20,244,133	—	—	20,279,850
Exercise of stock options, 283,636 shares	2,836	1,077,500	—	—	1,080,336
Employee stock purchase plan sales, 31,695 shares	317	118,260	—	—	118,577
Stock-based compensation expense	—	512,427	—	—	512,427

Balance at December 31, 2004	217,583	154,880,528	—	(125,763,899)	29,334,212
Net loss	—	—	—	(26,098,768)	(26,098,768)	$(26,098,768)
Unrealized gain on marketable securities available-for-sale	—	—	—	—	—	—

Comprehensive income						$(26,098,768)

Sale of common stock, 6,578,829 shares	65,788	52,498,067	—	—	52,563,855
Exercise of stock options, 450,717 shares	4,507	2,473,395	—	—	2,477,902
Employee stock purchase plan sales, 25,700 shares	257	136,564	—	—	136,821
Stock-based compensation expense	—	26,392	—	—	26,392

Balance at December 31, 2005	288,135	210,014,946	—	(151,862,667)	58,440,414
Net loss	—	—	—	(43,617,853)	(43,617,853)	$(43,617,853)
Unrealized gain on marketable securities available-for-sale	—	—	32,463	—	32,463	32,463

Comprehensive income						$(43,585,390)

Exercise of stock options, 409,328 shares, net	4,093	2,765,801	—	—	2,769,894
Employee stock purchase plan sales, 25,988 shares	260	191,070	—	—	191,330
Stock-based compensation expense	—	3,338,761	—	—	3,338,761

Balance at December 31, 2006	$292,488	$216,310,578	$32,463	$(195,480,520)	$21,155,009

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(43,617,853)	$(26,098,768)	$(21,104,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of furniture and equipment	802,177	854,269	955,548
Gain on disposal of furniture and equipment	(25,180)	—	—
Impairment of furniture and equipment	—	52,215	10,922
Amortization of patents and licenses	19,018	10,298	2,979
Impairment of patents and licenses	14,295	101,437	8,339
Stock-based compensation expense	3,338,761	26,392	512,427
Changes in operating assets and liabilities:
Receivables from collaborations	25,443,855	(30,000,000)	—
Prepaid expenses and other current assets	(2,936,313)	(140,378)	(23,377)
Deferred collaboration expense	(4,772,507)	(5,825,243)	—
Accounts payable	(2,926,018)	6,842,542	1,330,094
Accrued expenses	254,694	688,057	96,271
Accrued vacation	198,497	143,022	59,583
Deferred revenue	8,995,259	30,000,000	—

Net cash used in operating activities	(15,211,315)	(23,346,157)	(18,151,335)

Investing activities
Acquisitions of furniture and equipment	(1,398,314)	(497,284)	(275,919)
Purchases of patents and licenses	(136,372)	(50,784)	(80,443)
Purchases of marketable securities	(42,870,522)	(29,695,358)	(18,879,234)
Maturities of marketable securities	31,916,000	18,729,368	16,398,629

Net cash used in investing activities	(12,489,208)	(11,514,058)	(2,836,967)

Financing activities
Sale of common stock, net of issuance costs	—	52,563,855	20,279,850
Exercise of stock options	2,769,894	2,477,902	1,080,336
Employee stock purchase plan sales	191,330	136,821	118,577

Net cash provided by financing activities	2,961,224	55,178,578	21,478,763

(Decrease) increase in cash and cash equivalents	(24,739,299)	20,318,363	490,461
Cash and equivalents at beginning of year	29,156,827	8,838,464	8,348,003

Cash and cash equivalents at end of year	$4,417,528	$29,156,827	$8,838,464

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Note 1 – Significant Accounting Policies
The Company
     BioCryst Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biotechnology company that designs, optimizes, and develops novel drugs that block key enzymes involved in cancer, cardiovascular diseases, autoimmune diseases, and viral infections. The Company integrates the necessary disciplines of biology, crystallography, medicinal chemistry, and computer modeling to effectively use structure-based drug design to discover and develop small molecule pharmaceuticals. The Company has multiple research projects in different stages of development from early discovery to a pivotal Phase II trial of the Company’s most advanced drug candidate, Fodosine™. While the prospects for a project may increase as the project advances to the next stage of development, a project can be terminated at any stage of development. Until the Company generates revenues from either a research project or an approved product, the Company’s ability to continue research projects is dependent upon its ability to raise funds through the sale of equity securities or through collaborative arrangements with government agencies or third-party partners.
Cash and Cash Equivalents
     The Company generally considers cash equivalents to be all cash held in money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase in accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“Statement No. 95”).
Marketable Securities
     The Company is required to classify securities as trading, available-for-sale, or held-to-maturity. The appropriateness of each classification is assessed at the time of purchase and at each reporting date. At December 31, 2006, the Company had $41,818,058 marketable securities of which $15,276,235 is classified as available-for-sale and $26,541,823 is classified as held-to-maturity. Securities available-for-sale consisted of U.S. Agency securities carried at estimated fair values. The estimated fair value of these securities was based on independent quoted market prices. At December 31, 2006, the amortized cost of securities available-for-sale was $15,243,772. Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income. Securities held-to-maturity consisted primarily of U.S. Agency securities carried at amortized cost. The estimated fair value of securities held-to-maturity at December 31, 2006 was $26,459,243 based on independent quoted market prices. While this represents an unrealized loss position, the loss does not represent an other-than-temporary impairment, as the Company has the ability and intent to hold the securities until maturity, at which time the cost of the investments will be recovered. At December 31, 2006, all of the non-current portions of marketable securities mature in 2008.
     Included in held-to-maturity securities, is a U.S. Treasury security in the amount of $132,000. This security is held in escrow for the payment of rent and performance of other obligations specified in the Company’s lease on the facilities in Birmingham, Alabama. The amount deposited in escrow decreases $65,000 annually throughout the term of the lease.
Receivables from Collaborations
     The Company records amounts due from partners for amounts related to up-front payments, event payments, and research and development fees. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. To date, the Company has not established a reserve and has never had any default of amounts from partners.
Furniture and Equipment
     Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method with estimated useful lives of five and seven years. Laboratory equipment, office equipment, leased equipment, and software are depreciated over a life of five years. Furniture and fixtures are depreciated over a life of seven years. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is less. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”), the Company periodically reviews its furniture and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Furniture and equipment to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Patents and Licenses
     Patents and licenses are recorded at cost and amortized on a straight-line basis over their estimated useful lives or 20 years, whichever is less. The Company periodically reviews its patents and licenses for impairment in accordance with Statement No. 144 to determine any impairment that needs to be recognized. During each of the last three preceding years, the Company identified certain patents and licenses that no longer met its strategic objectives, which were determined to be unrecoverable, and for which the Company had no alternative future uses. Accordingly, the Company recorded impairment losses for such patents and licenses totaling $14,295, $101,437, and $8,339 for the years ended December 31, 2006, 2005, and 2004, respectively. These impairment losses are included in general and administrative expenses in the statements of operations.
Accrued Expenses
     The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of December 31, 2006, 2005, and 2004 consisted primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.
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
Comprehensive Income
     Accumulated other comprehensive income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had $32,463 of unrealized gains on its securities that are included in accumulated other comprehensive income at December 31, 2006.
Revenue Recognition
     The Company’s revenues have generally been limited to license fees, event payments, research and development fees, and interest income. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”) and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”). License fees, future event payments, and research and development fees are recognized as revenue when the earnings process is complete and the Company has no further continuing performance obligations, or the Company has completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized over an estimated period determined by management based on the terms of the agreements and the products licensed. In the event a license agreement contains multiple deliverables, the Company evaluates whether the deliverables are separate or combined units of accounting in accordance with EITF Issue 00-21. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.
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
Research and Development Expenses
     In accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs, the Company expenses research and development costs as incurred. Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by contract research organizations (“CRO’s”), materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. Most of the Company’s manufacturing and clinical and preclinical studies are performed by third-party CRO’s. Costs for studies performed by CRO’s are accrued by the Company over the service periods specified in the contracts and estimates are adjusted, if required, based upon the Company’s on-going review of the level of services actually performed.
     Additionally, the Company has license agreements with third parties, such as Albert Einstein College of Medicine of Yeshiva University (“AECOM”) and Industrial Research, Ltd. (“IRL”) that require maintenance fees or fees related to sublicense agreements. These fees are generally expensed as incurred unless they are related to revenues that have been deferred, in which case the expenses are deferred and recognized over the related revenue recognition period.
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123R”), which revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and amends Statement No. 95. Generally, the approach in Statement No. 123R is similar to the approach described in Statement No. 123. However, Statement No. 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, allowed by Statement No. 123, is no longer an alternative.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, Share-Based Payment, which provided further clarification on the implementation of Statement No. 123R. Statement No. 123R originally required adoption no later than July 1, 2005. In April 2005, the SEC issued a release that delayed the effective date for Statement No. 123R until January 1, 2006.
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
     At December 31, 2006, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Plan”), which amended and restated the Company’s 1991 Stock Option Plan (“1991 Plan”), and the Employee Stock Purchase Plan (“ESPP”). These stock-based compensation plans are described in more detail below and in Note 7. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25 and other related Interpretations, as permitted by Statement No. 123. No stock-based compensation cost related to the Company’s employees was recognized in the Statements of Operations for any period ending prior to

January 1, 2006, as all options granted by the Company had exercise prices equal to the market value of the underlying common stock on the date of grant. For the year ended December 31, 2005, stock-based compensation cost of $26,392 was recognized by the Company for options granted to non-employee consultants. For the year ended December 31, 2004, stock-based compensation cost of $512,427 was recognized by the Company for options granted to non-employee consultants and due to a modification of options outstanding to outside Directors. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement No. 123R, using the modified prospective transition method. Under that transition method, total compensation cost of $3,338,761 ($3,243,751 of expense related to the Plan and $95,010 of expense related to the ESPP) was recognized during 2006 and includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123R. In accordance with the modified prospective transition method adopted, results for prior periods have not been restated. The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement No. 123R for the years ended December 31, 2005 and 2004. For purposes of the pro forma disclosure, the value of the options was estimated using a Black-Scholes option pricing model and amortized to expense over the vesting periods of the options using a straight-line expense attribution method.

	2005	2004
Net loss as reported	$(26,098,768)	$(21,104,121)
Add stock-based compensation expense for consultants included in reported net loss	26,392	512,427
Deduct total stock-based compensation expense for employees and consultants as determined under Statement No. 123	(1,779,991)	(2,260,551)

Pro forma net loss	$(27,852,367)	$(22,852,245)

Amounts per common share:
Net loss per share, as reported	$(1.01)	$(1.00)
Pro forma net loss per share	$(1.08)	$(1.08)
     As of December 31, 2006, there was approximately $9,386,233 of total unrecognized compensation cost related to non-vested employee stock option awards granted under the Plan and the ESPP. That cost is expected to be recognized as follows: $3,562,441 in 2007, $2,716,561 in 2008, $2,194,977 in 2009, and $912,254 in 2010.
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
Note 2 – Furniture and Equipment
     Furniture and equipment consisted of the following at December 31:

	2006	2005
Furniture and fixtures	$406,869	$339,635
Office equipment	685,204	589,702
Software	516,281	485,554
Laboratory equipment	4,802,481	4,013,708
Leased equipment	62,712	62,712
Leasehold improvements	4,731,401	4,624,324
Construction-in-progress	309,001	—

	11,513,949	10,115,635
Less accumulated depreciation and amortization	(8,484,678)	(7,707,681)

Furniture and equipment, net	$3,029,271	$2,407,954

Note 3 – Concentration of Credit and Market Risk
     The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes and, by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within less than three years. The Company has not realized any losses from such investments. At December 31, 2006, $2,445,758 was invested in the Merrill Lynch Premier Institutional Fund, a money market mutual fund that invests in near cash securities with weighted average maturities of less than 90 days. The Merrill Lynch Premier Institutional Fund is not insured.
     The Company’s raw materials, drug substances, and drug products are manufactured by a limited group of suppliers and some at a single facility. If any of these suppliers were unable to produce these items, this could significantly impact the Company’s supply of drugs for further preclinical testing and clinical trials.
Note 4 – Accrued Expenses
     Accrued expenses were comprised of the following at December 31:

	2006	2005
Accrued clinical trials	$1,155,847	$877,882
Accrued professional fees	177,951	256,051
Stock purchase plan withholdings	106,670	81,460
Other	66,244	36,625

Accrued expenses	$1,506,712	$1,252,018

Note 5 – Lease Obligations and Other Contingencies
     The Company has the following lease obligations at December 31, 2006:

Operating
Leases
2007	$549,758
2008	565,257
2009	538,351
2010	255,843

Total minimum payments	$1,909,209

     Rent expense for operating leases was $566,524, $560,322, and $583,969 in 2006, 2005, and 2004, respectively. The commitment for operating leases is primarily related to building leases in Birmingham, Alabama and Cary, North Carolina. The lease for the building in Birmingham, Alabama expires in June 2010. This lease, as amended effective December 1, 2005 for a reduction in occupied space, currently requires monthly rents of $37,963 in December 2006 and escalates annually to a minimum of $41,481 per month in the final year. The Company has an option to renew the Birmingham, Alabama lease for an additional five years at the current market rate on the date of termination and a one-time option to terminate the lease on June 30, 2008, subject to a reasonable termination fee. The lease for the building in Cary, North Carolina expires in July 2009. This lease, as amended effective October 1, 2006 for an increase in occupied space, requires monthly rents of $4,500 beginning in October 2006 and escalates annually to a minimum of $4,774 per month in the final year. The lease was subsequently amended in February 2007 for an additional 2,000 square feet requiring monthly rents of $7,391 beginning in March 2007 and ending in February 2010. The Company has an option to twice renew the Cary, North Carolina lease for an additional three years at the current market rate prior to lease termination.
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
     As of December 31, 2006, the Company has an unused letter of credit of $1.8 million. This letter of credit was originally obtained for a customs bond that was required in order to import certain compound into the country that was manufactured abroad. The Company does not anticipate drawing any funds against this letter of credit in the future, but it could remain in force for up to one year or until customs closes the file on the particular receipt of goods for which the bond was required.
Note 6 – Income Taxes
     The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	2006	2005	2004
Federal tax benefit at statutory rate on income before income taxes	$(15,266,249)	$(9,134,569)	$(7,386,442)
State tax benefit, net of federal income tax benefit	(1,931,360)	(1,120,784)	(917,879)
Increase in valuation allowance	21,011,952	12,706,721	9,786,925
Permanent items (federal effect)	2,338,857	1,488,588	882,830
R&D credit	(6,561,953)	(4,237,250)	(2,514,344)
Other-net	408,753	297,294	148,910

Total tax expense	$—	$—	$—

     The Company has not had taxable income since incorporation and, therefore, has not paid any income taxes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2006	2005
Deferred tax assets:
Net operating losses	$66,146,993	$51,727,869
General business credits	23,098,886	16,536,933
Fixed assets	696,822	594,432
Accrued expenses	252,327	168,386
Reserve for doubtful accounts	—	—

	2006	2005
Deferred revenue	113,400	113,400
Other	—	—

Total deferred tax assets	90,308,428	69,141,020
Total deferred tax liabilities	—	—

Net deferred tax asset	90,308,428	69,141,020
Valuation allowance	(90,308,428)	(69,141,020)

Net deferred tax assets	$—	$—

     Because the majority of the deferred tax assets relate to net operating loss (“NOL”) carryforwards that can only be realized if the Company is profitable in future periods and because the Company has never been profitable in the past, it is uncertain whether the Company will realize any tax benefit related to the NOL carryforwards. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized.
     As of December 31, 2006, the Company had net operating loss and research and development credit carryforwards of approximately $171,096,000 and $23,099,000, respectively, which expire at various dates from 2007 through 2025.
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
     In June 2002, the Board of Directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights (“Rights”) to the holders of the Company’s common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons who acquires more than 15% (19.9% for William W. Featheringill, a Director who owned approximately 9.58% at December 31, 2006, but owned more than 15% at the time the Rights were put in place) of the Company’s common stock on terms not approved by the Board of Directors. The rights are not exercisable until the distribution date, as defined in the Rights Agreement by and between the Company and American Stock Transfer & Trust Company, as Rights Agent. The Rights will expire at the close of business on June 24, 2012, unless that final expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company.
     Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock (“Series B”), par value $0.001 per share, at a purchase price of $26.00, subject to adjustment. Shares of Series B purchasable upon exercise of the Rights will not be redeemable. Each share of Series B will be entitled to a dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, each share of Series B will be entitled to a payment of 1,000 times the payment made per share of common stock. Each share of Series B will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation, or other transaction in which shares of common stock are exchanged, each share of Series B will be entitled to receive 1,000 times the amount received per share of common stock. Effective in December 2005, we increased the authorized shares available under these rights to 45,000 to match the authorized common shares of 45,000,000. In addition, our Board of Directors has the authority to issue up to 4,955,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of those shares without further vote or action by our stockholders.
     In November 1991, the Board of Directors adopted the 1991 Stock Option Plan (“1991 Plan”) for key employees and consultants of the Company and reserved 500,000 shares of common stock for issuance. The 1991 Plan was approved by the stockholders in December 1991. The original term for options granted under the 1991 Plan was for ten years and included provisions for issuance of both incentive stock options and non-statutory options. The exercise price of the options granted under the 1991 Plan is not to be less than the fair market value of common stock on the grant date. Options granted under the 1991 Plan generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years and expire ten years after the grant date. Options are generally granted to all full-time employees. The vesting and exercise provisions of options granted under the Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a Change in Control as defined by the Plan.
     The 1991 Plan was amended and restated in February 1993 to effect the following changes: (i) divide the 1991 Plan into two separate incentive programs: the Discretionary Option Grant Program and the Automatic Option Grant Program (for outside Directors), (ii) increase the number of shares of the Company’s common stock available for issuance by 500,000 shares and (iii) expand the level of benefits available. The Board amended the 1991 Plan in December 1993 to increase the number of shares issuable by 500,000 shares and subsequently amended and restated the 1991 Plan in its entirety in February 1994. In March 1995, the Board authorized another 500,000 shares for issuance under the 1991 Plan. The 1991 Plan was subsequently amended and restated in March 1997, which increased the number of shares issuable by 1,000,000 shares. The 1991 Plan (as so amended and restated) was further amended in March 1999 to increase the share reserve by 400,000 shares. The Board amended and restated the 1991 Plan in its entirety in March 2000, increasing the reserved shares by 1,200,000 and extending the term of the 1991 Plan for ten years from the date of the amendment. This restatement was approved by the Company’s stockholders in May 2000. The 1991 Plan was amended in March 2004 to increase the number of shares reserved for issuance by 1,000,000 and to amend the automatic option grant program related to initial grants, vesting, and option terms. The automatic option grant program grants options to purchase 10,000 shares to new non-employee Board members, prorated from their initial appointment to the next Annual Meeting, and an additional 10,000 shares annually over such period of continued service (all of which vest one-twelfth per month). Directors receiving options under the automatic option grant program will have the full term of the original option to exercise all options vested at the time of their cessation from service. This amendment was approved by the Company’s stockholders in May 2004.
     Most recently, the 1991 Plan was amended and restated by the Company’s Stock Incentive Plan (“Plan”), which increased the number of shares reserved for issuance by 1,500,000 shares; increased the amounts of the initial automatic option grants to non-employee Board members from 10,000 shares to 20,000 shares; increased the amounts of the annual automatic option grants to non-employee Board members from 10,000 shares to 15,000 shares; and allow the Company to make discretionary stock issuances. The Plan was subsequently approved by the Company’s stockholders in May 2006.
     For option awards granted under the Plan during 2006, 2005, and 2004, the fair value of the award was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of the options granted under the Plan during 2006, 2005, and 2004 was $8.64, $3.48, and $6.83, respectively. The fair value expense of options granted is amortized to expense over the vesting periods of the options using a straight-line expense attribution method.
Weighted Average Assumptions for Options Granted

	2006	2005	2004
Expected Life	5.9	5.0	5.0
Expected Volatility	82.6%	96.6%	103.1%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	5.0%	3.9%	4.0%
     The following explanations describe the assumptions used by the Company to value the options granted during 2006. The expected life is based on the average of the assumption that all outstanding options will be exercised at full vesting and the assumption that all outstanding options will be exercised at the midpoint of the valuation date and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
     Related stock option activity under the Plan is as follows:

			Weighted
	Options	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2003	500,819	2,917,932	$7.29
Options plan amended	1,000,000	—	—
Options granted	(499,197)	499,197	8.76
Options exercised	—	(283,636)	3.81
Options canceled	34,149	(34,149)	4.10

Balance December 31, 2004	1,035,771	3,099,344	7.88
Options granted	(653,801)	653,801	4.66
Options exercised	—	(450,717)	5.50
Options canceled	61,077	(61,077)	5.96

Balance December 31, 2005	443,047	3,241,351	7.60
Options plan amended	1,500,000	—	—
Options granted	(1,222,154)	1,222,154	12.35
Options exercised	—	(411,076)	6.82
Options canceled	99,861	(99,861)	15.91

Balance December 31, 2006	820,754	3,952,568	8.94

     The total intrinsic value of options exercised under the Plan during 2006 was $4,697,366. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of options exercised) received by all individuals who exercised options during the period.
     The following table summarizes, at December 31, 2006, by price range: (1) for options outstanding under the Plan, the number of options outstanding, their weighted average remaining life and their weighted average exercise price; and (2) for options exercisable under the Plan, the number of options exercisable and their weighted average exercise price:

	Outstanding			Exercisable
Range	Number	Life	Price	Number	Price
$0 to 3	466,953	6.0	$1.15	449,625	$1.16
3 to 6	707,140	7.6	4.18	408,930	4.05
6 to 9	1,143,949	4.9	7.79	949,094	7.71
9 to 12	226,953	9.6	10.90	9,953	9.88
12 to 15	1,170,966	8.0	12.85	259,479	13.53
15 to 18	6,667	9.1	15.92	4,167	15.45
18 to 21	6,200	9.2	19.34	—	—
21 to 24	204,120	2.9	22.84	204,120	22.84
24 to 27	13,620	3.3	25.75	13,620	25.75
27 to 30	6,000	3.4	29.29	6,000	29.29

$0 to 30	3,952,568	6.6	8.94	2,304,988	7.96

     The weighted average remaining contractual life of options exercisable under the Plan at December 31, 2006 is 4.9 years. There were 2,199,129 and 2,220,583 options exercisable at December 31, 2005 and 2004, respectively. The weighted-average exercise price for options exercisable was $8.81 and $8.94 at December 31, 2005 and 2004, respectively.
     The aggregate intrinsic value of options outstanding under the Plan at December 31, 2006 is $14,557,736. The aggregate intrinsic value of options currently exercisable under the Plan at December 31, 2006 is $11,417,547. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders under the Plan had they exercised their options at the end of the period.
     The following table summarizes, at December 31, 2006 the number of non-vested options under the Plan and their weighted average grant date fair value:

		Weighted
		Average Grant
	Number	Date Fair Value
Balance December 31, 2005	1,042,181	$3.82
Options granted	1,222,154	8.64
Options canceled	(2,526)	8.59
Options vested	(614,229)	4.03

Balance December 31, 2006	1,647,580	7.31

     The total fair value of the options vested under the Plan during 2006 was $2,473,986.
     As of December 31, 2006, the number of options vested and expected to vest under the Plan is 3,703,671. The weighted average exercise price of these options is $8.94 and their weighted average remaining contractual life is 6.5 years.

Note 8 – Employee Benefit Plans
     In January 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $252,735, $205,524, and $171,601 in 2006, 2005 and 2004, respectively.
     In May 1995, the stockholders approved the ESPP effective February 1995. In May 2002, the stockholders approved an amendment to the ESPP to reserve an additional 200,000 shares and eliminate the January 2005 termination date. The Company has reserved a total of 400,000 shares of common stock under the ESPP, of which 99,613 shares remain available for purchase at December 31, 2006. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during the six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year.
     There were 25,988, 25,700, and 31,695 shares of common stock purchased under the ESPP in 2006, 2005, and 2004, respectively, at a weighted average price per share of $7.36, $5.06, and $3.82, respectively. Expense of $95,010 related to the ESPP was recognized during 2006, while expense of $73,381 and $60,759 related to the ESPP would have been recognized during 2005 and 2004, respectively, had the Company not followed the guidance of APB No. 25. For all periods, expense was determined using a Black-Scholes option pricing model. The weighted average grant date fair values of options granted under the ESPP during 2006, 2005, and 2004 were $4.57, $2.55, and $2.37, respectively.
Note 9 – Collaborative and Other Research and Development Contracts
     Green Cross Corporation (“Green Cross”). In June 2006, the Company entered into an agreement with Green Cross to develop and commercialize peramivir in Korea. Under the terms of the agreement, Green Cross will be responsible for all development, regulatory, and commercialization costs in Korea. The Company received a one-time license fee and may also receive future event payments as well as royalties on product sales of peramivir. In addition, the Company will share in any profits resulting from the sale of peramivir to the Korean government for stockpiling purposes. Furthermore, Green Cross will pay the Company a premium over its cost to supply peramivir for development and any future marketing of peramivir products in Korea.
     Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of the Company’s lead PNP inhibitor, Fodosine™, for use in oncology. Under the terms of the agreement, Mundipharma obtained rights to Fodosine™ in markets across Europe, Asia, and Australasia in exchange for a $10 million up-front payment. Mundipharma will share 50% of the documented out of pocket development costs incurred by the Company in respect of the current and planned trials as of the effective date of the agreement provided that Mundipharma’s maximum contribution to these trials shall be $10 million. In addition, Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15 million. The license provides for future event payments for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, the Company will receive royalties based on a percentage of net product sales, which varies depending upon when certain indications receive NDA approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. The Company licensed Fodosine™ and other PNP inhibitors from AECOM and IRL and will owe sublicense payments to these third parties on the upfront payment, future event payments, and royalties received by the Company from Mundipharma.
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
     In accordance with SAB No. 104 and EITF Issue 00-21, the Company deferred the $10 million up-front payment that was received from Mundipharma in February 2006. This deferred revenue began to be amortized to revenue February 2006 and will end in October 2017, which is the date of expiration for the last-to-expire patent covered by the agreement. In accordance with EITF Issue 99-19 and EITF Issue 01-14, the costs reimbursed by Mundipharma for the current and planned trials of Fodosine™ are recorded as revenue when the expense is incurred up to the $10 million limit stipulated in the agreement.
     Roche. In November 2005, the Company entered into an exclusive license with Roche for the development and commercialization of the Company’s second generation PNP inhibitor, BCX-4208, for the prevention of acute rejection in transplantation and for the treatment of autoimmune diseases. Under the terms of the agreement, Roche obtained worldwide rights to BCX-4208 in exchange for a $25 million up-front payment and a $5 million payment as reimbursement for a limited supply of material during the first 24 months of the collaboration. According to the terms of the license, there could also be future event payments for achieving specified development, regulatory and commercial milestones (including sales level milestones following a product’s launch) for certain indications. In addition, the Company will receive royalties based on a percentage of net product sales, which varies depending upon when certain indications receive NDA approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. The Company licensed this compound and other PNP inhibitors from AECOM and IRL and will owe sublicense payments to these third parties on the upfront payment, future event payments, and royalties received by the Company for the sublicense of these inhibitors.
     Roche will have a right of first negotiation, under certain conditions, on existing backup PNP inhibitors the Company develops through Phase IIb in transplant rejection and autoimmune diseases, but any new PNP inhibitors will be exempt from this agreement and the Company will retain all rights to such compounds. The Company retains the right to co-promote BCX-4208 in the U.S. for several indications. Roche has certain obligations under the terms of the agreement to use commercially reasonable efforts to develop, manufacture and commercialize the licensed product. The agreement may be terminated by either party following an uncured material breach by the other party or may be either fully or partially terminated by Roche without cause under certain conditions and all rights, data, materials, products and other information would be transferred to the Company at no cost.
     At December 31, 2005, the Company recorded a receivable of $30 million due from Roche for the $25 million up-front payment and the $5 million payment as reimbursement for supply. These amounts were received from Roche in January 2006. In accordance with SAB No. 104 and EITF Issue 00-21, the Company also recorded deferred revenue of $30 million related to the Roche collaboration at December 31, 2005. This deferred revenue began to be amortized to revenue in October 2006, when the IND was transferred to Roche, and will end in August 2023, which is the date of expiration for the last-to-expire patent covered by the agreement.
     In June 2006, the Company further agreed to perform specific research and clinical activities on behalf of Roche aside from the license agreement described above. Based on EITF Issues 99-19 and 01-14, the Company has recorded revenues for the reimbursements received and expected to be received from Roche related to the direct out-of-pocket expenses incurred for these research and clinical activities.
     Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. In June 2000, the Company licensed a series of potent inhibitors of PNP from AECOM and IRL. The lead drug candidates from this collaboration are Fodosine™ and BCX-4208. The Company has obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, drug candidates that might arise from research on these inhibitors. The Company has agreed to pay certain milestone payments for future development of these inhibitors, certain royalties on sales of any resulting product, and to share in future payments received from other third-party partners, if any. In addition, the Company agreed to pay an annual license fee that is non-refundable, but is creditable against actual royalties and other payments due to AECOM and IRL. This agreement may be terminated by the Company at any time by giving 60 days advance notice or in the event of material uncured breach by AECOM and IRL.

     Upon completion of the collaborations with Mundipharma for BCX-1777 and Roche for BCX-4208, the Company was obligated to pay AECOM/IRL approximately $8.4 million. These payments were capitalized as a deferred expense and will be amortized into expense in proportion to the revenue recognized from the respective agreements.
     The University of Alabama at Birmingham (“UAB”). The Company currently has agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for the Company in return for research payments and license fees. UAB has granted the Company certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with the Company. The Company has agreed to pay royalties on sales of any resulting product and to share in future payments received from other third-party partners. The Company has completed the research under the UAB agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by the Company upon three months notice and by UAB under certain circumstances. There is currently no activity between the Company and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi and Green Cross agreements, or commercialize products related to these programs, we will owe sublicense fees or royalties on amounts we receive.
     Emory University (“Emory”). In June 2000, the Company licensed intellectual property from Emory related to the hepatitis C polymerase target associated with hepatitis C viral infections. Under the original terms of the agreement, the research investigators from Emory provided the Company with materials and technical insight into the target. The Company has agreed to pay Emory royalties on sales of any resulting product and to share in future payments received from other third party partners, if any. The Company can terminate this agreement at any time by giving 90 days advance notice.
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
     Novartis Corporation (“Novartis”). The Company granted Novartis, formerly Ciba-Geigy Corporation, an option in 1990 to acquire exclusive licenses to a class of inhibitors arising from research performed by the Company by February 1991. The option was exercised and a $500,000 fee was paid to the Company in 1993. Milestone payments are due upon approval of a new drug application. The Company will also receive royalties based upon a percentage of sales of any resultant products. Up to $300,000 of the initial fee received is refundable if sales of any resultant products are below specified levels and has been recorded as deferred revenue. This agreement has been inactive for several years.
Note 10 – Subsequent Events
     In January 2007, the Company announced that it had been awarded a four-year contract from the U.S. Department of Health and Human Services (“HHS”) to develop its influenza neuraminidase inhibitor, peramivir, for the treatment of seasonal and life-threatening influenza, including avian flu. The contract commits $102.6 million to support the full development of both intravenous and intramuscular formulations of peramivir. In addition, the contract also funds the validation of U.S. based manufacturing facilities.
     The contract with HHS is defined as a cost-plus-fixed-fee contract. That is, the Company is entitled to receive reimbursement for all costs incurred in accordance with the contract provisions that are related to the development of peramivir plus a fixed fee, or profit. The contract is effective January 3, 2007. As of December 31, 2006, the Company had incurred approximately $2.3 million of pre-contract costs directly related to the Phase 2 trials for both the intravenous and intramuscular peramivir products. These costs were incurred in anticipation of a contract award from HHS and were required to meet the delivery schedule of the proposed contract. In accordance with the provisions of Federal Acquisition Regulation 31.205-32, the costs were included in the Company’s request for proposal and are eligible for reimbursement from HHS. The $2.3 million of costs incurred prior to the contract award date were deferred and are included in other current assets on the Company’s balance sheet at December 31, 2006. In the first quarter of 2007, the $2.3 million in costs will be billed and expensed. Concurrently, revenue will be recognized for these costs plus the applicable fixed fee.

     In March 2007, the Company entered into an exclusive license agreement with Shionogi & Co., Ltd. (“Shionogi”) to develop and commercialize the Company’s lead influenza neuraminidase inhibitor, peramivir, in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan in exchange for a $14 million up-front payment. The license provides for future event payments for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, the Company will receive royalties based on a percentage of net product sales. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on the upfront payment and any future event payments and/or royalties received by the Company from Shionogi. The Company retains all rights to commercialize peramivir in North America, Europe, and other countries outside of Korea and Japan.
Note 11 – Recent Accounting Pronouncements
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
Note 12 – Quarterly Financial Information (Unaudited) (In thousands, except per share)

	First	Second	Third	Fourth
2006 Quarters
Revenues	$771	$1,558	$1,790	$2,092
Net loss	(7,882)	(10,083)	(15,603)	(10,050)
Net loss per share	(.27)	(.35)	(.53)	(.34)
2005 Quarters
Revenues	$41	$58	$32	$21
Net loss	(5,645)	(5,648)	(7,645)	(7,161)
Net loss per share	(.24)	(.22)	(.29)	(.27)
Net loss and net loss per share each year may differ from the total of the individual quarters due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS
The Board of Directors and Shareholders
BioCryst Pharmaceuticals, Inc.
     We have audited the accompanying balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCryst Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the financial statements, in 2006, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Birmingham, Alabama
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL
The Board of Directors and Shareholders
BioCryst Pharmaceuticals, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BioCryst Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). BioCryst Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that BioCryst Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, BioCryst Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 financial statements of BioCryst Pharmaceuticals, Inc. and our report dated March 12, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Birmingham, Alabama
March 12, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.
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
     In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
     Based on this assessment, management has concluded that as of December 31, 2006, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this report, have issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on page 65 of this annual report.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The directors and executive officers of BioCryst are as follows:

Name	Age	Position(s) with the Company
Jon P. Stonehouse	46	Chief Executive Officer and Director
J. Claude Bennett, M.D.	73	President, Chief Operating Officer, and Director
W. James Alexander	57	Senior Vice President, Clinical and Regulatory Operations and Chief Medical Officer
Michael A. Darwin	45	Chief Financial Officer, Secretary, and Treasurer
Jonathan M. P. Nugent	39	Vice President, Corporate Communications
Randall B. Riggs	40	Senior Vice President, Business Development
Charles E. Bugg, Ph.D.	65	Chairman and Director
Stephen R. Biggar, M.D., Ph.D. (1)	36	Director
William W. Featheringill (1)	64	Director
Carl L. Gordon, CFA, Ph.D. (2)	42	Director
John L. Higgins (2)	37	Director
Zola P. Horovitz, Ph.D.	72	Director
Beth C. Seidenberg, M.D. (1)	49	Director
Joseph H. Sherrill, Jr. (2)	66	Director
William M. Spencer, III	86	Director
Randolph C. Steer, M.D., Ph.D. (2)	57	Director

(1)	Member of the Compensation Committee (“Compensation Committee”).

(2)	Member of the Audit Committee (“Audit Committee”).
     Jon P. Stonehouse joined BioCryst in January 2007 as Chief Executive Officer and he was also appointed to the Board in January 2007. Prior to joining the Company, he served as Senior Vice President of Corporate Development for Merck KGaA since July 2002. His responsibilities included corporate mergers & acquisitions, global licensing and business development, corporate strategy and alliance management. In March of 2002, Mr. Stonehouse was appointed Vice President of Global Licensing and Business Development and Integration where he was responsible for the worldwide licensing and business development activities for the Ethical Pharmaceutical Division of Merck KGaA. Mr. Stonehouse joined EMD Pharmaceuticals, Inc. (the US Ethical Pharma division for Merck KGaA) in December 1999 as Vice President, Licensing and Business Development — Strategy & Integration and IT. Prior to joining Merck KGaA, he held a variety of roles at Astra Merck/AstraZeneca including: Customer Unit Director, Director, Marketing & Sales — IT, National Sales Manager, National Sales Director — Managed Healthcare, and Product Director — Omeprazole (the world’s most widely prescribed prescription drug-at that time). Mr. Stonehouse started his career in the pharmaceutical industry as a Sales Representative, National Sales Trainer and District Sales Manager for Merck & Co., Inc. Mr. Stonehouse earned his BS in Microbiology at the University of Minnesota.
     J. Claude Bennett, M.D. was named President and Chief Operating Officer in December 1996 and elected a Director in January 1997. Dr. Bennett also served as the Medical Director from 2001 to 2006. Prior to joining us, Dr. Bennett was President of The University of Alabama at Birmingham (“UAB”) from October 1993 to December 1996 and Professor and Chairman of the Department of Medicine of UAB from January 1982 to October 1993. Dr. Bennett served on our Scientific Advisory Board from 1989-96. He is a former co-editor of the Cecil Textbook of Medicine and former President of the Association of American Physicians. He is a past chair of the Scientific Advisory Committee of the Massachusetts General Hospital, a post-member of the Scientific Advisory Board of Zycogen, LLC, and continues to hold the position of Distinguished University Professor Emeritus at UAB, a position he has held since January 1997.
     W. James Alexander, M.D., M.P.H joined BioCryst in June 2006 as Senior Vice President, Clinical and Regulatory Operations and Chief Medical Officer. Prior to joining the Company, Dr. Alexander was Senior Vice President, Product Development at POZEN from November 2003 to June 2006. Dr. Alexander was Chief Medical Officer of Inveresk Research Group from July 2003 to October 2003. From 1998 to 2003, Dr. Alexander was Chief Medical/Regulatory Officer at PharmaResearch Corporation, with global responsibilities for medical and regulatory operations and he also served as President from 1998-1999, Chief Executive Officer from 1999-2000 and was Chairman of the Board of PharmaReseach Corporation from 2000 to 2003. From 1996 to 1998, he served as Vice President and Director, Worldwide Product Safety and Pharmacovigilance at GlaxoWellcome, Inc. Dr. Alexander received a B.S. from Mississippi State University, his M.D. from the University of Mississippi and his M.P.H. from the University of Alabama at Birmingham. He is board certified in internal medicine and infectious diseases.
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
     Charles E. Bugg, Ph.D. was named Chairman of the Board, Chief Executive Officer and Director in November 1993 and President in January 1995. He relinquished the position of President in December 1996 when Dr. J. Claude Bennett joined us in that position and resigned as Chief Executive Officer in January 2007. Prior to joining us, Dr. Bugg had been a member of the faculty of the University of Alabama at Birmingham (“UAB”) since 1968, having served as

Professor of Biochemistry, Director of the Center for Macromolecular Crystallography, and Associate Director of the Comprehensive Cancer Center. He was a founder of BioCryst and served as our first Chief Executive Officer from 1987-1988 while on a sabbatical from UAB. Dr. Bugg also served as Chairman of our Scientific Advisory Board from January 1986 to November 1993. He continues to hold the position of Professor Emeritus in Biochemistry and Molecular Genetics at UAB, a position he has held since January 1994.
     Stephen R. Biggar, M.D., Ph.D. was appointed to the Board in October 2005. Dr. Biggar has served as a Partner at Baker Brothers Investments, a family of long-term investment funds for major university endowments and foundations, which is focused on publicly traded life sciences companies, since October 2006, served as Principal from April 2002 to October 2006 and served as an Associate from April 2000 to April 2002. Prior to joining Baker Brothers, Dr. Biggar received an M.D. and a Ph.D. in Immunology from Stanford University. He attended the University of Rochester where he achieved a B.S. degree in Genetics. Dr. Biggar serves as a director of one private biotechnology company.
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
     Carl L. Gordon, CFA, Ph.D. was elected a Director in March 2004. Dr. Gordon is a founding General Partner of OrbiMed Advisors LLC, an asset management firm focused on the global healthcare industry, and has served in such capacity since 1998. Dr. Gordon was previously a senior biotechnology analyst at Mehta and Isaly, the predecessor firm to OrbiMed, from 1995-1997. Dr. Gordon received a Bachelor’s degree from Harvard College, a Ph.D. in molecular biology from the Massachusetts Institute of Technology, and was a Fellow at the Rockefeller University.
     John L. Higgins was elected a Director in May 2004. Mr. Higgins is President and Chief Executive Officer of Ligand Pharmaceuticals Inc., a publicly traded biotech company, since January 2007 and has served as a director since February 2007. He was most recently Chief Financial Officer at Connetics, since 1997, and also served as Executive Vice President, Finance and Administration and Corporate Development since January 2002 until its acquisition by Stiefel Laboratories, Inc. in December 2006. Before joining Connetics, he was a member of the executive management team at BioCryst. Before joining BioCryst in 1994, Mr. Higgins was a member of the healthcare banking team of Dillon, Read & Co. Inc., an investment banking firm. He received his A.B. from Colgate University.
     Zola P. Horovitz, Ph.D. was elected a Director in August 1994. Dr. Horovitz was Vice President of Business Development and Planning at Bristol-Myers Squibb from 1991 until his retirement in April 1994 and previously was Vice President of Licensing at the same company from 1990 to 1991. Prior to that he spent over 30 years with The Squibb Institute for Medical Research, most recently as Vice President Research, Planning, & Scientific Liaison. He has been an independent consultant in pharmaceutical sciences and business development since his retirement from Bristol-Myers Squibb in April 1994. He serves as non executive Chairman on the Board of Directors of Avigen, Inc. and GenVec, Inc., and also serves on the Boards of Directors of Genaera Pharmaceuticals, Inc., Palatin Technologies, Inc., DOV Pharmaceuticals, NitroMed, Inc. and Immunicon Corporation.
     Beth C. Seidenberg, M.D. was appointed to the Board in December 2005. Dr. Seidenberg has served as Partner of Kleiner Perkins Caufield and Byers (“KPCB”) since May 2005. Prior to joining KPCB, Dr. Seidenberg served as Amgen’s Chief Medical Officer and Senior Vice President, Global Development from January 2002 to December 2004, at Bristol-Myers Squibb Company as Senior Vice President, Global Development from September 2001 to January 2002, Senior Vice President, Clinical Development & Life Cycle Management from May 2000 to September 2001 and Vice President, Clinical Immunology/Pulmonary/Dermatology from April 2000 to May 2000 and at Merck/Merck Research Laboratories as Vice President, Pulmonary-Immunology from July 1998 to March 2000, Executive Director from March 1996 to June 1998, Senior Director from September 1993 to February 1996 and also served as both Director and Associate Director of Clinical Pharmacology from September 1991 to August 1993 and from June 1989 to August 1991, respectively. She received her M.D. from University of Miami; completed post-doctoral training at Johns Hopkins Medical Center and specialty training in immunology and infectious diseases at the National Institutes of

Health. Dr. Seidenberg also has a B.S. degree in Biology and Anthropology from Barnard College. Dr. Seidenberg was appointed to the Board as a designee of KPCB under a Nomination and Observer Agreement with the Company dated December 16, 2005.
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
     William M. Spencer, III has been a Director of BioCryst since our inception. Mr. Spencer, who is retired, is also a private investor in Birmingham, Alabama. Mr. Spencer is a Founder of BioCryst, and served as our Chairman of the Board from our founding in 1986 until April 1992. He co-founded and operated Motion Industries from 1946 through its merger into Genuine Parts Company in 1976. He has founded several businesses and has served on the Board of Directors of numerous public and private corporations.
     Randolph C. Steer, M.D., Ph.D. was elected a Director in February 1993. He is currently President and Chief Operating Officer of OrthoLogic Corp., an Arizona-based biotechnology firm, since April 2006. Dr. Steer has been an independent pharmaceutical and biotechnology consultant since 1989, and has a broad background in business development, medical marketing and regulatory affairs. He was formerly Chairman, President and CEO of Advanced Therapeutics Communications International, a leading drug regulatory group, and served as associate director of medical affairs at Marion Laboratories, and medical director at Ciba Consumer Pharmaceuticals. Dr. Steer serves on the Board of Directors of Techne Corporation and several privately held companies and is trained as a clinical and chemical pathologist.
     In accordance with the terms of our Certificate of Incorporation, the Board of Directors has been divided into three classes with members of each class holding office for staggered three-year terms. In accordance with our By-Laws, a director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office, and a director chosen to fill a position resulting from an increase in the number of directors shall hold office until the annual meeting of stockholders of the Corporation at which term of the class of directors for which he has been chosen expires. Dr. Bugg’s, Dr. Gordon’s, Mr. Higgins’s, and Dr. Seidenberg’s terms expire at the 2007 annual meeting. Mr. Featheringill’s, Mr. Sherrill’s, Mr. Spencer’s and Mr. Stonehouse’s terms expire at the 2008 annual meeting. Dr. Bennett’s, Dr. Biggar’s, Dr. Horovitz’s and Dr. Steer’s terms expire at the 2009 annual meeting (in all cases, subject to the election and qualification of their successors or to their earlier death, resignation or removal). At each annual stockholder meeting, the successors to the directors whose terms expire are elected to serve from the time of their election and qualification until the third annual meeting of stockholders following their election and until a successor has been duly elected and qualified. The provisions of our Certificate of Incorporation governing the staggered director election procedure can be amended only by a shareholder’s vote of at least 75% of the eligible voting securities. There are no family relationships among any of our directors and executive officers. The Board has by resolution established the number of directors of BioCryst at twelve (12) commencing January 5, 2007. Currently, the Board has determined that nine of our directors (Biggar, Featheringill, Gordon, Higgins, Horovitz, Seidenberg, Sherrill, Spencer and Steer) are independent as defined by the current NASDAQSM rules.
     We have an Audit Committee, consisting of Directors Gordon, Higgins, Sherrill, and Steer, which is responsible for the review of internal accounting controls, financial reporting and related matters. The Audit Committee also recommends to the Board the independent accountants selected to be our auditors and reviews the audit plan, financial statements and audit results. The Board has adopted an Amended and Restated Audit Committee Charter that meets all the applicable rules of the NASDAQ Stock Market LLC (“NASDAQSM””) and the SEC. The Audit Committee Charter can be found on our website at www.biocryst.com. The Audit Committee members are “independent” directors as defined by NASDAQSM listing standards in effect as of the date hereof and meet NASDAQSM‘s financial literacy requirements for audit committee members. The Board of Directors has determined that Mr. Higgins qualifies as the “audit committee financial expert”.
     We also have a Compensation Committee consisting of Directors Biggar, Featheringill, and Seidenberg. The

Compensation Committee is responsible for the annual review of officer compensation and other incentive programs and is authorized to award options under our Stock Option Plan. The Board has adopted a Compensation Committee Charter that meets all the applicable rules of the NASDAQSM and the SEC. The Charter can be found on our website at www.biocryst.com. The Compensation Committee members are “independent” directors as defined by the NASDAQSM listing standards in effect as of the date hereof.
     We have a Corporate Governance and Nominating Committee comprised of all independent directors with terms not expiring in the current year. The current members of the committee are Directors Biggar, Featheringill, Horovitz, Sherrill, Spencer and Steer. The Committee nominates persons for election or re-election as directors. The Board has adopted a Corporate Governance and Nominating Committee Charter that meets all the applicable rules of NASDAQSM and the Securities and Exchange Commission and is available on our website at www.biocryst.com. The Committee has established procedures/qualifications for selecting nominees and will consider nominees recommended in writing, including biographical information and personal references, by stockholders. All submissions by shareholders should be sent directly to the Chairman of the Board, Dr. Bugg at the corporate address.
     We have adopted a Code of Business Conduct (the “Code”) applicable to all employees, including executive officers, and all Board members. The Code is publicly available on our website at www.biocryst.com. Any waivers of the Code will be disclosed through a Form 8-K filing with the Securities and Exchange Commission.
Section 16(a) Beneficial Ownership Reporting Compliance
     Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
     Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
     Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements

Page in
Form 10-K

The following financial statements appear in Item 8 of this Form 10-K:
Balance Sheets at December 31, 2006 and 2005	46
Statements of Operations for the years ended December 31, 2006, 2005 and 2004	47
Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	48
Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	49
Notes to Financial Statements	50 to 63
Report of Independent Registered Public Accounting Firm on Financial Statements	64
Report of Independent Registered Public Accounting Firm on Internal Control	65
No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.
(b) Exhibits

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Bylaws of Registrant as amended December 15, 2005. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 16, 2005.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A dated June 17, 2002.

10.1&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan, (formerly the 1991 Stock Option Plan), as amended and restated effective March 7, 2006. Incorporated by reference to Appendix A to the Company’s definitive proxy statement filed April 10, 2006.

10.2#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.3&	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 14, 2002 (Registration No. 333-90582).

10.4	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000.

10.5&	Employment Agreement dated March 17, 2004 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the first quarter ending March 31, 2004 dated May 11, 2004.

10.6&	Employment Letter Agreement dated February 1, 2005 between the Registrant and Randall B. Riggs. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2005.

10.7&	Employment Letter Agreement dated May 4, 2005 between the Registrant and Jonathan M. Nugent. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2005.

10.8#	License Agreement dated as of June 27, 2000, by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., as amended by the First Amendment Agreement dated as of July 26, 2002 and the Second Amendment Agreement dated as of April 15, 2005. (Portions omitted pursuant to request for confidential treatment.) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 30, 2005.

10.9#	Development and License Agreement dated as of November 29, 2005, by and between BioCryst Pharmaceuticals, Inc. and F.Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Portions omitted pursuant to request for confidential treatment.) Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A dated November 30, 2005.

Number	Description

10.10	Stock Purchase Agreement, dated as of December 14, 2005, by and among BioCryst Pharmaceuticals, Inc., Kleiner Perkins Caufield & Byers, Texas Pacific Group Ventures and KPTV, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 16, 2005.

10.11	Nomination and Observer Agreement, dated as of December 16, 2005, by and between BioCryst Pharmaceuticals, Inc. and Kleiner Perkins Caufield & Byers. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated December 16, 2005.

10.12&	Amended and restated Employment Letter Agreement dated February 14, 2007 between Registrant and Jon P. Stonehouse.

23	Consent of Ernst & Young, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment granted.

&	Management contracts.

*	Confidential treatment requested.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2007.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/Jon P. Stonehouse

Jon P. Stonehouse Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2007:

Signature	Title(s)

/s/Jon P. Stonehouse (Jon P. Stonehouse)	Chief Executive Officer and Director

/s/J. Claude Bennett (J. Claude Bennett, M.D.)	President, Chief Operating Officer, and Director

/s/Michael A. Darwin (Michael A. Darwin)	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Treasurer

/s/Charles E. Bugg (Charles E. Bugg, Ph.D.)	Chairman and Director

/s/Stephen R. Biggar (Stephen R. Biggar, M.D., Ph.D.)	Director

/s/William W. Featheringill (William W. Featheringill)	Director

/s/Carl L. Gordon (Carl L. Gordon, CFA, Ph.D.)	Director

/s/John L. Higgins (John L. Higgins)	Director

/s/Zola P. Horovitz (Zola P. Horovitz, Ph.D.)	Director

/s/Beth C. Seidenberg (Beth C. Seidenberg, M.D.)	Director

/s/Joseph H. Sherrill, Jr. (Joseph H. Sherrill, Jr.)	Director

/s/William M. Spencer (William M. Spencer, III)	Director

/s/Randolph C. Steer (Randolph C. Steer, M.D., Ph.D.)	Director

INDEX TO EXHIBITS

Sequentially
Numbered
Number	Description	Page

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Bylaws of Registrant as amended December 15, 2005. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 16, 2005.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A dated June 17, 2002.

10.1&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan, (formerly the 1991 Stock Option Plan), as amended and restated effective March 7, 2006. Incorporated by reference to Appendix A to the Company’s definitive proxy statement filed April 10, 2006.

10.2#	License Agreement dated April 15, 1993 between Ciba-Geigy Corporation (now merged into Novartis) and the Registrant. Incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 Registration Statement (Registration No. 33-73868).

10.3&	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement dated June 14, 2002 (Registration No. 333-90582).

10.4	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 dated August 8, 2000

10.5&	Employment Agreement dated March 17, 2004 between the Registrant and Charles E. Bugg, Ph.D. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the first quarter ending March 31, 2004 dated May 11, 2004.

10.6&	Employment Letter Agreement dated February 1, 2005 between the Registrant and Randall B. Riggs. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2005.

10.7&	Employment Letter Agreement dated May 4, 2005 between the Registrant and Jonathan M. Nugent. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2005.

10.8#	License Agreement dated as of June 27, 2000, by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., as amended by the First Amendment Agreement dated as of July 26, 2002 and the Second Amendment Agreement dated as of April 15, 2005. (Portions omitted pursuant to request for confidential treatment.) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 30, 2005.

10.9#	Development and License Agreement dated as of November 29, 2005, by and between BioCryst Pharmaceuticals, Inc. and F.Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Portions omitted pursuant to request for confidential treatment.) Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A dated November 30, 2005.

10.10	Stock Purchase Agreement, dated as of December 14, 2005, by and among BioCryst Pharmaceuticals, Inc., Kleiner Perkins Caufield & Byers, Texas Pacific Group Ventures and KPTV, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 16, 2005.

		Sequentially
		Numbered
Number	Description	Page

10.11	Nomination and Observer Agreement, dated as of December 16, 2005, by and between BioCryst Pharmaceuticals, Inc. and Kleiner Perkins Caufield & Byers. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated December 16, 2005.

10.12&	Amended and restated Employment Letter Agreement dated February 14, 2007 between Registrant and Jon P. Stonehouse.

23	Consent of Ernst & Young, Independent Registered Public Accounting Firm.	83

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	84

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	85

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	86

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	87

#	Confidential treatment granted.

&	Management contracts.

*	Confidential treatment requested.