Form 10-Q
period 2007-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2007-08-09
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Yes  ☐     No  ☑.
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of July 31, 2007 was 29,535,580.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
June 30, 2007 and December 31, 2006
(In thousands, except per share data)

	2007	2006
	(Unaudited)	(Note 1)

Assets
Cash and cash equivalents	$7,178	$4,418
Marketable securities	23,690	33,040
Receivables from collaborations — billed	3,460	249
Receivables from collaborations — unbilled	14,813	4,307
Prepaid expenses and other current assets	2,287	3,776

Total current assets	51,428	45,790

Marketable securities	11,643	8,778
Furniture and equipment, net	3,169	3,029
Patents and licenses, net	314	290
Deferred collaboration expense	11,872	10,598

Total assets	$78,426	$68,485

Liabilities and Stockholders’ Equity
Accounts payable	$10,578	$5,887
Accrued expenses	1,249	1,507
Accrued vacation	710	641
Deferred revenue	4,620	2,699

Total current liabilities	17,157	10,734

Deferred revenue	51,926	36,596

Stockholders’ equity:
Preferred stock: shares authorized — 5,000 Series B Junior Participating Preferred Stock, $.001 par value; shares authorized — 45; shares issued and outstanding — none
Common stock, $.01 par value: shares authorized — 95,000; shares issued and outstanding — 29,526 in 2007 and 29,249 in 2006	295	292
Additional paid-in capital	220,321	216,311
Accumulated other comprehensive (loss) income	(4)	33
Accumulated deficit	(211,269)	(195,481)

Total stockholders’ equity	9,343	21,155

Total liabilities and stockholders’ equity	$78,426	$68,485

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Periods Ended June 30, 2007 and 2006
(In thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	2007	2006	2007	2006
Revenues:
Collaborative and other research and development	$13,444	$1,558	$22,603	$2,330

Expenses:
Research and development	19,013	11,190	35,208	19,234
General and administrative	2,013	1,384	4,385	2,879

Total expenses	21,026	12,574	39,593	22,113

Loss from operations	(7,582)	(11,016)	(16,990)	(19,783)

Interest and other income	619	933	1,202	1,818

Net loss	$(6,963)	$(10,083)	$(15,788)	$(17,965)

Basic and diluted net loss per common share	$(.24)	$(.35)	$(.54)	$(.62)

Weighted average shares outstanding	29,420	29,184	29,371	29,061
See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
Operating activities:
Net loss	$(15,788)	$(17,965)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	475	424
Stock-based compensation expense	2,810	1,177
Changes in operating assets and liabilities:
Receivables from collaborations	(13,717)	28,025
Prepaid expenses and other current assets	1,489	(3,664)
Deferred collaboration expense	(1,274)	(1,999)
Accounts payable and accrued expenses	4,502	(3,218)
Deferred revenue	17,251	9,896

Net cash (used in) provided by operating activities	(4,252)	12,676

Investing activities:
Acquisitions of furniture and equipment	(609)	(684)
Purchases of patents and licenses	(30)	(64)
Purchases of marketable securities	(13,584)	(29,958)
Maturities of marketable securities	20,032	11,196

Net cash provided by (used in) investing activities	5,809	(19,510)

Financing activities:
Employee stock purchase plan sales	129	100
Exercise of stock options	1,074	2,632

Net cash provided by financing activities	1,203	2,732

Increase (decrease) in cash and cash equivalents	2,760	(4,102)
Cash and cash equivalents at beginning of period	4,418	29,157

Cash and cash equivalents at end of period	$7,178	$25,055

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Note 1 — Significant Accounting Policies
Basis of Presentation
The balance sheet as of June 30, 2007, the statements of operations for the three and six months ended June 30, 2007 and 2006, and the statements of cash flows for the six months ended June 30, 2007 and 2006 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. There were no adjustments other than normal recurring adjustments.
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
Marketable Securities
In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify securities as trading, available-for-sale, or held-to-maturity. The appropriateness of each classification is assessed at the time of purchase and at each reporting date. At June 30, 2007, the Company had approximately $35.3 million of marketable securities of which $19.7 million is classified as available-for-sale and $15.6 million is classified as held-to-maturity.
Securities available-for-sale consisted of U.S. Agency securities carried at fair value based on independent quoted market prices. At June 30, 2007, the amortized cost of securities available-for-sale approximated fair value. Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income.
Securities held-to-maturity consisted of U.S. Treasury and Agency securities carried at amortized cost. The estimated fair value of these securities, both individually and in the aggregate, approximated amortized cost at June 30, 2007. Fair value was based on independent quoted market prices.
Receivables from Collaborations
Receivables are recorded for amounts due to the Company related to reimbursable research and development costs and event payments. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. To date, the Company has not established a reserve and has never had any default of amounts due from third parties. At June 30, 2007, the Company had the following receivables from collaborations. Note that amounts are in thousands.

	Billed	Unbilled
U.S. Department of Health and Human Services	$3,094	$14,234
Mundipharma International Holdings Limited	212	579
Shionogi & Co., Ltd.	154	—

Total	$3,460	$14,813

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
Accrued Expenses
The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of June 30, 2007 and 2006 consisted primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had $4,391 of unrealized losses on its securities that are included in accumulated other comprehensive (loss) income at June 30, 2007. Other comprehensive loss for the periods ended June 30, 2007 and 2006 appear in the following table. Note that amounts are in thousands.

	Three Months		Six Months
	2007	2006	2007	2006
Net loss	$(6,963)	$(10,083)	$(15,788)	$(17,965)
Unrealized loss (gain) on securities available-for-sale	(30)	9	(37)	9

Other comprehensive loss	$(6,993)	$(10,074)	$(15,825)	$(17,956)

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
As of June 30, 2007, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). In addition, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Prior to January 1, 2006, the Company accounted for all share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and other related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”). No stock-based compensation cost related to the Company’s employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006. Stock-based compensation expense of $2,809,692 ($2,703,879 of expense related to the Incentive Plan, $68,387 of expense related to the ESPP, and $37,426 of expense related to the inducement grant) was recognized during the first six months of 2007, while $1,176,673 ($1,131,138 of expense related to the Plan and $45,535 of expense related to the ESPP) was recognized during the first six months of 2006.
As of June 30, 2007, there was approximately $15,305,154 of total unrecognized compensation cost related to non-vested employee stock option awards and stock awards granted by the Company. That cost is expected to be recognized as follows: $2,900,435 in the remainder of 2007, $4,933,536 in 2008, $4,210,206 in 2009, $2,941,687 in 2010, and $319,290 in 2011.

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
Note 2 — Stock-Based Compensation
Stock Incentive Plan
The Company grants stock option awards and restricted stock awards to employees, directors, and consultants of the Company under the Stock Incentive Plan (“Incentive Plan”), as amended and restated in March 2007. The Incentive Plan was approved by the Company’s stockholders on May 16, 2007 and permits the Company to issue awards for approximately 5.9 million shares of common stock over the term of the Incentive Plan as amended and restated. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees and consultants generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. Stock option awards granted to non-employee directors of the Company generally vest over one year. All stock option awards have contractual terms of 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.
For each stock option award granted under the Incentive Plan during the first six months of 2007 and 2006, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of the stock option awards granted under the Incentive Plan during the first six months of 2007 and 2006 was $6.08 and $8.88, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the valuation date and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted
under the Incentive Plan

	2007	2006
Expected Life in Years	5.7	5.9
Expected Volatility	74.7%	82.5%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	4.7%	5.0%

Related activity under the Incentive Plan is as follows:

			Weighted
	Awards	Awards	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2006	820,754	3,952,568	$8.94
Incentive Plan amended	1,200,000	—	—
Stock option awards granted	(1,380,706)	1,380,706	9.36
Restricted stock awards granted	(50,000)	50,000	—
Stock option awards exercised	—	(201,774)	5.33
Stock option awards canceled	197,156	(197,156)	13.84

Balance June 30, 2007	787,204	4,984,344	8.92

The grant date fair value of the restricted stock awards granted under the Incentive Plan during the first six months of 2007 was $11.81.
Employee Stock Purchase Plan
The ESPP was originally approved by the Company’s stockholders on May 29, 1995 and most recently amended on May 12, 2002. The Company has reserved a total of 400,000 shares of common stock to be purchased under the ESPP, of which 84,656 shares remain available for purchase at June 30, 2007. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. The Company issued 14,957 shares during the first six months of 2007 under the ESPP. The fair value expense of options granted under the ESPP was determined using a Black-Scholes option pricing model.
Stock Inducement Grant
In March 2007, the Company’s Board of Directors approved a stock inducement grant of 110,000 stock option awards and 10,000 restricted stock awards to recruit a new employee to a key position within the Company. These awards were granted in April 2007 with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The stock option awards have contractual terms of 10 years. The vesting exercise provisions of both the stock option awards and the restricted stock awards granted under the inducement grant are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the respective agreements.
For the stock option awards granted under the inducement grant, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the following assumptions: expected life of 5.7 years, expected volatility of 72.9%, expected dividend yield of 0.0%, and risk-free interest rate of 4.7%. The weighted average grant date fair value of the these stock option awards was $5.25. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the valuation date and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
The exercise price of the stock option awards and the grant date fair value of the restricted stock granted under the inducement grant was $8.20.

Note 3 — Collaborative Agreements
In November 2005, the Company announced a collaborative relationship with F.Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”) for the development and commercialization of BCX-4208. In February 2006, the Company announced a collaborative relationship with Mundipharma International Holdings Limited (“Mundipharma”) for the development and commercialization of Fodosine™. For these license agreements, the Company deferred the upfront payments received in these collaborations over the remaining life of the patents of the compounds licensed, which is through August 2023 for the Roche agreement and through October 2017 for the Mundipharma agreement. These upfront payments have been classified as deferred revenue on the balance sheet and the significant direct costs incurred upon entering into these licensing agreements related to sublicense fees paid to AECOM and IRL have been recorded as deferred assets on the balance sheet. As the Company recognizes the revenue related to these agreements, which began in February 2006 for the Mundipharma agreement and October 2006 for the Roche agreement, the Company will also recognize the proportionate amount of expense related to the deferred assets.
In June 2006 and in February 2007, the Company entered into collaborative relationships with Green Cross Corporation (“Green Cross”) and Shionogi & Co., Ltd. (“Shionogi”), respectively, for the development and commercialization of peramivir. Consistent with the accounting treatment in the Roche and Mundipharma license arrangements, the Company has deferred the upfront payments made by Green Cross and Shionogi and the sublicense fees payable by the Company to UAB. The recognition of the revenue and the expense from the Green Cross agreement began in August 2006 and will continue through November 2009. The recognition of the revenue and the expense from the Shionogi agreement began in April 2007 and will continue through December 2017.
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
Upon adoption, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements. As of June 30, 2007, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets. The Company has never been profitable and has not paid any income taxes. Tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2003 are also open to examination to the extent of loss and credit carryforwards from those years.
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
The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48 and as of June 30, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

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
In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on Emerging Issues Task Force Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue 07-3”). The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If a company’s expectations change, such that it does not expect the goods will be delivered or the services rendered, the capitalized nonrefundable advance payments should be charged to expense. EITF Issue 07-3 is effective for new contracts entered into during the fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. This consensus may not be applied to earlier periods and early adoption is not permitted. Currently, the Company charges nonrefundable advance payments for future research and development activities to expense as payments are made. Therefore, the adoption of this standard will have an impact on the Company’s financial statements when adopted.
Note 6 — Subsequent Event
On August 6, 2007, the Company entered into a Stock and Warrant Purchase Agreement with a group of existing stockholders for the private placement of 8,315,513 shares of the Company’s common stock at a purchase price of $7.80 per share and warrants to purchase 3,159,895 shares of the Company’s common stock at a purchase price of $0.125 per warrant. The aggregate purchase price of the transaction was approximately $65.3 million. The exercise price of the warrants is $10.25 per share. The participants in the transaction include funds managed by Baker Brothers Investments, Kleiner Perkins Caufield & Byers, EHS Holdings, OrbiMed Advisors, Texas Pacific Group Ventures, and Stephens Investment Management, all of whom are current shareholders in the Company.
The shares and warrants included in the private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to register the shares, the warrants, and the shares of common stock issuable upon exercise of the warrants for resale. If registration is not completed within the period specified in the Stock and Warrant Purchase Agreement, the Company will be subject to pay liquidated damages to the group of institutional investors up to a maximum of 12% of the transaction value related to the common stock only. The Company expects the transaction to be closed on or about August 9, 2007.
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
Our revenues have generally been limited to license fees, event payments, research and development fees, government contracts, and interest income. Revenue is recognized in accordance with SAB No. 104 and EITF Issue 00-21. License fees, event payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations or we have completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized as earned over an estimated period determined by management based on the terms of the agreement and the products licensed. For example, in the Roche, Mundipharma and Shionogi license agreements, we deferred the upfront payments over the remaining life of the patents which are through 2023, 2017 and 2017, respectively. In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting in accordance with EITF Issue 00-21. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.
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

We have incurred operating losses since our inception. Our accumulated deficit at June 30, 2007 was $211.3 million. We expect to incur substantial expenditures relating to the development of our current and future drug candidates.
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
The above expenditures for contract research and development for our current and future drug candidates will vary from quarter-to-quarter depending on the status of our research and development projects. For example, during the first six months of 2007, we incurred significant costs related to the Phase II trials with peramivir and the ongoing manufacturing of drug substance for both peramivir and Fodosine™. As these trials progress and additional trials are started in other indications, our costs for clinical studies will increase significantly. In addition, the costs associated with the manufacturing of Fodosine™ and peramivir will increase as we continue scaling up to the larger production runs required for clinical development, manufacturing validation and additional toxicology studies for these programs.
Changes in our existing and future research and development and collaborative relationships also will impact the status of our research and development projects. For example, in January 2007, we announced a $102.6 million contract with HHS for the funding of the development, manufacturing and clinical trials required for licensure of peramivir with both the intravenous (“i.v.”) and intramuscular (“i.m.”) formulations. In March 2007, we announced a license agreement with Shionogi for the development and commercialization of peramivir in Japan for an upfront payment of $14 million. In November 2005 we entered into a license agreement with Roche for the worldwide development and commercialization for our second PNP inhibitor, BCX-4208. In addition to an upfront payment plus an advance payment for manufacturing we performed, Roche has taken over the development and is paying all costs associated with this program. In February 2006, we licensed Fodosine™ to Mundipharma for the development and commercialization of this drug in Europe, Asia and Australasia. In addition to the upfront payment of $10 million, Mundipharma is paying 50% of the clinical development costs we incur for Fodosine™ on existing and planned clinical trials up to a maximum of $10 million. Mundipharma’s portion of these reimbursable costs from the inception of the contract through June 30, 2007 has been approximately $5.6 million, of which approximately $0.8 million has not been paid and is reflected on our balance sheet in accounts receivable.
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

For the Roche and Mundipharma collaborations, we will owe sublicense payments to AECOM and IRL on all upfront, future event payments and royalties. For the Shionogi and Green Cross collaborations, we will owe sublicense payments to UAB. The revenue from these agreements has been recorded as deferred revenue on our balance sheet and will be recognized over the remaining patent life of the related drug candidate. The payments to AECOM, IRL and UAB have been recorded as deferred assets on our balance sheet and will be recognized over the period of the related revenue recognition. Due to the nature of the potential milestones in our collaborations, it is difficult to predict if and when particular milestones will be achieved by us or our partners. The revenues expected from the Mundipharma agreement in 2007 will primarily consist of continuing reimbursement of R&D expenses in accordance with the contract and the amortization of the upfront and event payments. The primary revenue expected from our other agreements for 2007 is the continuing amortization of the upfront payment received.
In March 2007 we submitted a proposed pivotal trial of oral Fodosine™ in CTCL to the FDA and requested a special protocol assessment (“SPA”) which is a request for feedback from the FDA that allows a company to receive official evaluation and guidance on the design of pivotal trial protocols. In July 2007, we announced the Company had received an SPA for a pivotal trial of Fodosine™ in CTCL patients. The trial is planned to be a multicenter, multinational, open-label, single-arm, repeat dose pivotal trial which is expected to begin enrollment during the third quarter of 2007. During January 2007, we initiated a pivotal clinical trial with Fodosine™ in T-ALL, which triggered a $5 million event payment from Mundipharma. Subsequently, in March 2007, the Company made a decision to put this trial on voluntary hold to investigate particulates that were found in some batches of i.v. formulation. We are working closely with Mundipharma to determine a mutually agreeable course of future action with regard to the clinical evaluation of Fodosine™ in T-ALL.
Although we may, in some cases, be able to control the timing of development expenses, in part by accelerating or decelerating certain costs, many of these costs will be incurred irrespective of whether we are able to discover drug candidates or obtain collaborative partners for commercialization. In addition, the achievement of milestones in our collaboration agreements is uncertain and unpredictable and would most likely have a significant impact on our operating results in the periods they are achieved. As a result, we believe that quarter-to-quarter comparisons of our financial results and cash flows are not necessarily meaningful and should not be relied upon as an indication of future performance. If we fail to meet the research, clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the price of our common stock.
Results of Operations (three months ended June 30, 2007 compared to the three months ended June 30, 2006)
Collaborative and other research and development revenues increased to $13,444,000 for the three months ended June 30, 2007 as compared to $1,558,000 for the three months ended June 30, 2006, primarily due to revenue from HHS related to our contract for the development of peramivir and the amortization of deferred revenue from our collaborations.
Research and development (“R&D”) expenses increased 69.9% to $19,013,000 for the second quarter of 2007 from $11,190,000 for the second quarter of 2006, while general and administrative (“G&A”) expenses increased 45.4% to $2,013,000 for the second quarter of 2007 from $1,384,000 for the second quarter of 2006. The variance in R&D expenses is mainly attributable to an increase in expenses related to manufacturing costs for our lead drug candidates, Fodosine™ and peramivir, animal studies related to our preclinical compounds and costs related to our increase in personnel required to support the advanced development of our drug candidates. The increase in G&A expenses is primarily due to an increase in personnel related costs as a result of increased headcount, and an increase of $379,000 in share-based compensation expense.
Interest income for the three months ended June 30, 2007 was $619,000 as compared to $933,000 for the three months ended June 30, 2006. This decrease was due to a lower average balance of interest-bearing assets for the second quarter of 2007 versus the second quarter of 2006.
Results of Operations (six months ended June 30, 2007 compared to the six months ended June 30, 2006)
Collaborative and other research and development revenues increased to $22,603,000 for the six months ended June 30, 2007 compared to $2,330,000 for the six months ended June 30, 2006, primarily due to revenue from HHS related to our contract for the development of peramivir, which included approximately $2 million of pre-contract costs from 2006 that had been deferred on the Company’s balance sheet as of December 31, 2006. In addition, the amortization of deferred revenue from our collaborations was $1.5 million greater for the six months in 2007 primarily due to the amortization of the deferred revenue from the Roche and Shionogi collaborations.

R&D expenses increased 83.1% to $35,208,000 for the six months ended June 30, 2007 from $19,234,000 for the six months ended June 30, 2006. The increase is primarily attributable to an increase in expenses related to manufacturing costs for our lead drug candidates, Fodosine™ and peramivir, costs related to advanced clinical trials for these drug candidates, an increase in personnel related costs supporting the personnel required for the advanced development of our drug candidates and an increase in animal studies related to our preclinical compounds. Also recognized in R&D expenses during 2007 was approximately $2 million of pre-contract costs that were actually incurred during 2006. These costs were directly related to the Phase 2 trials for peramivir and were deferred at December 31, 2006 in anticipation of reimbursement under a contract award from HHS.
General and administrative expenses for the six months ended June 30, 2007 increased 52.3% to $4,385,000 as compared to $2,879,000 for the same period in 2006, primarily due to $940,000 of additional share-based compensation expense compared to 2006, additional compensation expense related to an increase in personnel, and an increase in professional fees.
Interest income for the six months ended June 30, 2007 was $1,202,000, a 33.9% decrease as compared to the same period in 2006. This increase was due to a lower average cash balance during the second quarter of 2007.
Liquidity and Capital Resources
Cash expenditures have exceeded revenues since our inception. Our operations have principally been funded through public offerings and private placements of equity and debt securities and cash from collaborative and other research and development agreements, including government contracts, and to a lesser extent interest. For example, during the first six months of 2007, we received cash from collaborative and other research and development agreements and government contracts (primarily Shionogi, Mundipharma and HHS) of approximately $24.8 million net of sublicense fees and on August 6, 2007 we announced a $65.3 million private placement of common stock to certain existing stockholders, which we expect to close on or about August 9, 2007. Assuming the private placement closes, our outstanding common stock will increase by approximately 8.3 million shares and our fully-diluted outstanding shares will increase by an additional approximately 3.2 million shares pursuant to warrants exercisable at $10.25 per share. Other sources of funding have included the following:
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

On August 7, 2007, we amended our lease for our current Birmingham facilities through June 30, 2015. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2015. The lease requires us to pay monthly rent currently at $39,100 per month in July 2007 and escalating annually to a minimum of $48,072 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. In addition, the lease amendment provides an allowance of $300,000 for our use in making certain improvements to the premises.
In August 2006, we opened an office in Cary, North Carolina for the establishment of our clinical and regulatory operation. We currently have 5,375 square feet under lease through February 2010. This lease requires us to pay $7,391 per month and escalates annually to $7,841 per month in the final year.
We have not incurred any significant charges related to building renovations since 2001. Our capital costs during 2006 were approximately $1.4 million and we anticipate capital costs of approximately $2.0 million in 2007, which will be partially funded by the $300,000 tenant allowance in our lease amendment.
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
In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir. Funding from the contract will support manufacturing, process validation, clinical studies and other product approval requirements for peramivir. The contract is a standard cost plus fixed fee contract, which we expect will continue to have a significant positive impact on our financial position and cash flow. We bill our incurred costs to HHS on a monthly basis. Any significant delays in payment or cancellation of this contract by HHS would have a significant negative effect on our financial position.
In February 2006, we licensed Fodosine™ to Mundipharma for the development and commercialization of this drug in Europe, Asia and Australasia. In addition to the upfront payment of $10 million, which was received in February 2006, Mundipharma is paying 50% of the clinical development costs we are incurring for Fodosine™ on existing and planned clinical trials, but their portion shall not exceed $10 million. In addition, Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15 million. The agreement also provides for future event payments and royalties to be made by Mundipharma upon the achievement of certain clinical, regulatory and sales events. In January 2007, we initiated our pivotal study with Fodosine™ in T-cell leukemia patients under an SPA negotiated with the FDA, which triggered a $5 million event payment from Mundipharma. Subsequently, in March 2007, the Company made a decision to put this trial on voluntary hold to investigate particulates that were found in some batches of i.v. formulation. We are working closely with Mundipharma to determine a mutually agreeable course of future action with regard to the clinical evaluation of Fodosine™ in T-ALL. In March 2007 we submitted a proposed pivotal trial of oral Fodosine™ in CTCL to the FDA and requested a special protocol assessment (“SPA”) which is a request for feedback from the FDA that allows a company to receive official evaluation and guidance on the design of pivotal trial protocols. In July 2007, we announced the Company had received an SPA for a pivotal trial of Fodosine™ in CTCL patients. The trial is planned to be a multicenter, multinational, open-label, single-arm, repeat dose pivotal trial which is expected to begin enrollment during the third quarter of 2007.

The collaboration with Roche for the worldwide development and commercialization of BCX-4208 in November 2005 provided an upfront payment of $30 million, which was received in 2006. Roche has taken over the development and is paying all costs associated with this program. The agreement also provides for future event payments and royalties to be made by Roche upon the achievement of certain clinical, regulatory and sales events.
For the year, our cash, cash equivalents and marketable securities balance has decreased from $46.2 million as of December 31, 2006 to $42.5 million as of June 30, 2007, primarily due to the monthly cash burn from operations less the cash received from collaborations. Our gross cash burn for the first six months of 2007 was significantly offset by the reimbursement from Mundipharma for the clinical expenses incurred in 2006 and 2007, plus the event payment and upfront payment received from Mundipharma and Shionogi, respectively which totaled approximately $24 million. We are continuing to project our net cash burn rate to average approximately $3.0 million per month in 2007. We caution that our revenues, our expenses and our cash flows will vary significantly from quarter to quarter due to the nature of the trials in influenza and the reimbursement from HHS. Given that our average monthly burn rate in the first six months of this year was much lower than $3 million, we expect the average monthly burn rate for the remaining six months will be correspondingly higher.
As our clinical programs continue to grow and patient enrollment increases, our costs will increase. Our current and planned clinical trials plus the related development, manufacturing, regulatory approval process requirements and additional personnel resources and testing required for the continuing development of our drug candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount and timing of funding we receive from HHS for peramivir, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our drug candidates, the progress and results of our current and proposed clinical trials for our most advanced drug products, the progress made in the manufacturing of our lead products and the progression of our other programs.
As of June 30, 2007, we had $42.5 million in cash, cash equivalents and marketable securities. On August 6, 2007, we announced a $65.3 million private placement of unregistered common stock and warrants to certain existing stockholders, which we expect to close on or about August 9, 2007. With our currently available funds, the amounts to be received from HHS, Shionogi and our other collaborators, and assuming we receive the funds from the private placement, we believe these resources will be sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time. For example, our recently announced private placement has registration provisions that would cause the Company to pay 1.5% per month up to a maximum of 12.0% of the stock proceeds if the shares are not registered in the time designated by the stock purchase agreement.
Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:
•	our ability to perform under the contract with HHS and receive reimbursement;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain drug candidates; or a decision to build or expand internal development and commercial capabilities;

•	Successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and evaluate drug candidates;

•	our ability to enroll sites and patients in our clinical trials;

•	the scope of manufacturing of our drug candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development of our drug candidates;

•	the scope of manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2007, we are not involved in any material unconsolidated entities or off-balance sheet arrangements.
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

The following table summarizes our R&D expenses for the periods indicated. Note that amounts are in thousands.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Direct external R&D expenses by program:
PNP Inhibitor (Fodosine™)	$3,155	$4,272	$6,522	$7,650
Neuraminidase Inhibitor (peramivir)	9,633	2,819	14,987	4,441
Hepatitis C Polymerase Inhibitor	150	426	595	669
Other	1,092	237	1,301	300

All other R&D expenses:
Compensation and fringe benefits	2,664	1,498	5,117	2,716
Supplies and services	400	535	2,981	707
Maintenance, depreciation, and amortization	318	283	624	521
Overhead allocation and other	1,601	1,120	3,081	2,230

Total R&D expenses	$19,013	$11,190	$35,208	$19,234

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
As of June 30, 2007, we had two stock-based employee compensation plans, the Incentive Plan and the ESPP. In addition, we made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Prior to January 1, 2006, we accounted for all share-based payments under the recognition and measurement provisions of APB Opinion No. 25 and other related interpretations, as permitted by Statement No. 123. No stock-based compensation cost related to our employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006. Stock-based compensation expense of $2,809,692 ($2,703,879 of expense related to the Incentive Plan, $68,387 of expense related to the ESPP, and $37,426 of expense related to the inducement grant) was recognized during the first six months of 2007, while $1,176,673 ($1,131,138 of expense related to the Plan and $45,535 of expense related to the ESPP) was recognized during the first six months of 2006.
As of June 30, 2007, there was approximately $15,305,154 of total unrecognized compensation cost related to non-vested employee stock option awards and stock awards granted by the Company. That cost is expected to be recognized as follows: $2,900,435 in the remainder of 2007, $4,933,536 in 2008, $4,210,206 in 2009, $2,941,687 in 2010, and $319,290 in 2011.
Information Regarding Forward-Looking Statements
This filing contains forward-looking statements, including statements regarding future results, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs;

•	the potential funding from HHS for the development of peramivir our contract;

•	the further preclinical or clinical development and commercialization of our product candidates;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations with biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance; and

•	competitive companies, technologies and our industry.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings:
None
Item 1A. Risk Factors:
Our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information below updates our risk factors as of June 30, 2007. These risk factors should be read in conjunction with all risk factors and information disclosed in that Form 10-K.
Risks Relating to Our Business
We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, and may never be profitable.
Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of June 30, 2007, our accumulated deficit was approximately $211.3 million. To become profitable, we must successfully manufacture and develop drug product candidates, receive regulatory approval, and successfully commercialize or enter into profitable agreements with other parties. It could be several years, if ever, before we receive royalties from any current or future license agreements or revenues directly from product sales.
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
To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The clinical trial process is complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have a reasonable commercial potential. We may suffer significant setbacks in pivotal clinical trials, even after earlier clinical trials show promising results. Any of our product candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective and have acceptable commercial viability.

Our ability to successfully complete clinical trials is dependent upon many factors beyond our control, including but not limited to:
•	our ability to find suitable clinical sites and investigators to enroll patients;

•	the availability of and willingness of patients to participate in our clinical trials;

•	difficulty in maintaining contact with patients to provide complete data after treatment;

•	our product candidates may not prove to be either safe or effective;

•	manufacturing or quality problems could affect the supply of drug product for our trials; and

•	delays or changes in requirements by governmental agencies.
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
To date, we have financed our operations primarily from sale of our equity securities and cash from collaborative and other research and development agreements including government contracts, and, to a lesser extent, interest. For the year, our cash, cash equivalents and marketable securities balance has decreased from $46.2 million as of December 31, 2006 to $42.5 million as of June 30, 2007, primarily due to the monthly cash burn from operations less the cash received from collaborations. Our gross cash burn for the first six months of 2007 was significantly offset by the reimbursement from Mundipharma for the clinical expenses incurred in 2006 and 2007, plus the event payment and upfront payment received from Mundipharma and Shionogi, respectively. We are continuing to project our net cash burn rate to average approximately $3.0 million per month in 2007. We caution that our revenues, our expenses and our cash flows will vary significantly from quarter to quarter due to the nature of the trials in influenza and the reimbursement from HHS. Given that our average monthly burn rate in the first six months of 2007 was much lower than $3 million, we expect the average monthly burn rate for the remaining six months of 2007 will be correspondingly higher.
As our clinical programs continue to grow and patient enrollment increases, our costs will increase. Our current and planned clinical trials plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our drug candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount of funding we receive from HHS for peramivir, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our drug candidates, the progress and results of our current and proposed clinical trials for our most advanced drug products, the progress made in the manufacturing of our lead products and the progression of our other programs.
As of June 30, 2007, we had $42.5 million in cash, cash equivalents and marketable securities. On August 6, 2007, we announced a $65.3 million private placement of unregistered common stock and warrants to certain institutional investors, which we expect to close on or about August 9, 2007. Assuming the private placement closes, our outstanding common stock will increase by approximately 8.3 million shares and our fully-diluted outstanding shares will increase by an additional approximately 3.2 million shares pursuant to warrants exercisable at $10.25 per share. Upon this sale of stock the Company is required to register the shares within 90 days, or 120 if reviewed by the SEC. Failure to have the shares registered in this timeframe would trigger liquidated damages of 1.5% per month on the stock cost, up to a maximum of 12%, which could have a significant impact on our cash. With our currently available funds, the amounts to be received from HHS, Shionogi and our other collaborators, and assuming we receive the funds from the private placement, we believe these resources will be sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including, but not limited to:
•	our ability to perform under the contract with HHS and receive reimbursement;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain drug candidates; or our ability to build or expand internal development and commercial capabilities;

•	our ability to achieve successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and evaluate drug candidates;

•	our ability to enroll sites and patients in our clinical trials;

•	the scope of manufacturing of our drug candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development of our drug candidates;

•	the scope of validation for the manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.
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
If HHS were to eliminate or reduce funding from our contract or dispute some of our incurred costs, this would have a significant negative impact on our anticipated revenues and cash flows and the development of peramivir.
Our projections of revenues and incoming cash flows for 2007 are substantially dependant upon HHS reimbursement for the costs related to our peramivir program. If HHS were to eliminate or reduce the funding for this program or disallow some of our incurred costs, we would have to obtain additional funding for development of this drug candidate or significantly reduce or stop the development effort.

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
If we fail to successfully commercialize or establish collaborative relationships to commercialize certain of our drug product candidates or if any partner terminates or fails to perform its obligations under agreements with us, expected revenues from commercialization of our product candidates could be under realized, delayed, terminated.
Our business strategy is to maximize asset value. We believe this is best achieved by retaining full product rights or through collaborative arrangements with third parties as appropriate. As needed, potential third party alliances could include preclinical development, clinical development, regulatory approval, marketing, sales and distribution of our drug product candidates. Our general strategy is to focus development and commercialization capabilities in specialty markets.

Currently, we have established collaborative relationships with four pharmaceutical companies, Roche, Mundipharma, Shionogi and Green Cross for development and commercialization of BCX-4208, Fodosine™ and peramivir, respectively. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including but not limited to:
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

•
we or our partners may fail to properly initiate, maintain or defend our intellectual property rights, where applicable, or a party may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

•	our partners may not devote sufficient capital or resources towards our product candidates; and

•	our partners may not comply with applicable government regulatory requirements.
If any partner fails to fulfill its responsibilities in a timely manner, or at all, our commercialization efforts related to that collaboration could be under realized, delayed or terminated, or it may be necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our partner. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake commercialization activities at our own expense or find alternative sources of funding. Any delay in the development or commercialization of our compounds would severely affect our business, because if our compounds do not progress through the development process or reach the market in a timely manner, or at all, we may not receive additional future event payments and may never receive product or royalty payments.
We have not commercialized any products or technologies and our future revenue generation is uncertain.
Since we have never commercialized a product, our ability to receive revenue from products we commercialize presents several risks, which include:
•	we have not yet commercialized any products or technologies, and we may never be able to do so;

•	many competitors are more experienced and have significantly more resources;

•	we may fail to employ a comprehensive and effective intellectual property strategy which could result in decreased commercial value of our company and our products;

•	we may fail to employ a comprehensive and effective regulatory strategy which could result in a delay or failure in commercialization of our products;

•	our ability to successfully commercialize our products are affected by the competitive landscape, which cannot be fully known at this time;

•	reimbursement is constantly changing which could greatly affect usage of our products; and

•
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
If our development collaborations with other parties fail, the development of our drug product candidates will be delayed or stopped.
We rely heavily upon other parties for many important stages of our drug development programs, including but not limited to:
•	discovery of proteins that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	licensing or design of enzyme inhibitors for development as drug product candidates;

•	execution of some preclinical studies and late-stage development for our compounds and product candidates;

•	management of our clinical trials, including medical monitoring and data management;

•	execution of additional toxicology studies that may be required to obtain approval for our product candidates;

•	manufacturing the starting materials and drug substance required to formulate our drug products and the drug products to be used in both our clinical trials and toxicology studies; and

•	management of our regulatory function.
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

Further development and potential commercialization of peramivir is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, potential commercialization of peramivir is subject to further risks, including but not limited to the following:
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
We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon third-party manufacturers to manufacture the materials required for our drug product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including but not limited to problems involving:
•	inconsistent production yields;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes that could strike their facilities;

•	potential impurities in our drug substance or drug products that could affect availability of product for our clinical trials or future commercialization;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance with regulations and specifications set forth by the FDA or other foreign regulatory agencies.

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
Our drug product candidates may not gain the market acceptance required for us to be profitable even if they successfully complete initial and final clinical trials and receive approval for sale by the FDA or foreign regulatory agencies. The degree of market acceptance of any product candidates that we or our partners develop will depend on a number of factors, including but not limited to:
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
We and our partners are performing research on or developing products for the treatment of several disorders including T-cell mediated disorders (T-cell cancers, psoriasis, transplant rejection, and rheumatoid arthritis), oncology, influenza, hepatitis C and cardiovascular disorders. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai’s Targretin for CTCL and the current neuraminidase inhibitors marketed by GSK and Roche for influenza. In addition, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP, influenza, hepatitis C, and in other therapeutic areas where we have discovery efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.
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
Our success will depend in part on our ability and the abilities of our partners to obtain, protect and enforce viable intellectual property rights including but not limited to trade name, trade mark and patent protection for our company and its products, methods, processes and other technologies we may license or develop, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties both domestically and abroad. The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the United States Patent and Trademark Office (“USPTO”), the Patent Cooperation Treaty offices, nor the courts of the United States and other jurisdictions have consistent policies nor predictable rulings regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology and pharmaceutical patents. The validity, scope, enforceability and commercial value of these rights, therefore, is highly uncertain.
Our success depends in part on avoiding the infringement of other parties’ patents and other intellectual property rights as well as avoiding the breach of any licenses relating to our technologies and products. In the U.S., patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, avoiding patent infringement may be difficult and we may inadvertently infringe third-party patents or proprietary rights. These third parties could bring claims against us, our partners or our licensors that even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, our partners or our licensors, we or they could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we, our partners or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.
If we or our partners are unable or fail to adequately, initiate, protect, defend or enforce our intellectual property rights in any area of commercial interest or in any part of the world where we wish to seek regulatory approval for our products, methods, processes and other technologies, the value of the drug product candidates that we license to derive revenue would diminish. Additionally, if our products, methods, processes, and other technologies or our commercial use of such products, processes, and other technologies, including but not limited to any tradename, trademark or commercial strategy infringe the proprietary rights of other parties, we could incur substantial costs. The USPTO and the patent offices of other jurisdictions has issued to us a number of patents for our various inventions and we have in-licensed several patents from various institutions. We have filed additional patent applications and provisional patent applications with the USPTO. We have filed a number of corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications, as appropriate. We have also filed certain trademark and tradename applications worldwide. We cannot assure you as to:
•	the degree and range of protection any patents will afford against competitors with similar products;

•	if and when patents will issue;

•	If patents do issue we can not be sure that we will be able to adequately defend such patents and whether or not we will be able to adequately enforce such patents; or

•	whether or not others will obtain patents claiming aspects similar to those covered by our patent applications.
If the USPTO or other foreign patent office upholds patents issued to others or if the USPTO grants patent applications filed by others, we may have to:
•	obtain licenses or redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in those patents; or

•	pay damages.

We may initiate, or others may bring against us, litigation or administrative proceedings related to intellectual property rights, including proceedings before the USPTO or other foreign patent office. Any judgment adverse to us in any litigation or other proceeding arising in connection with a patent or patent application could materially and adversely affect our business, financial condition and results of operations. In addition, the costs of any such proceeding may be substantial whether or not we are successful.
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2007, the 52-week range of the market price of our stock was from $6.57 to $14.94 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
•	announcements of technological innovations or new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	additional dilution through sales of our common stock or other derivative securities;

•	status of new or existing licensing or collaborative agreements and government contracts;

•	we or our partners achieving or failing to achieve development milestones;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

•	publicity regarding certain public health concerns for which we are or may be developing treatments;

•	regulatory developments in both the United States and foreign countries;

•	public concern as to the safety of pharmaceutical products;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel or members of our board of directors;

•	purchases or sales of substantial amounts of our stock by existing stockholders, including officers or directors;

•	economic and other external factors or other disasters or crises; and

•	period-to-period fluctuations in our financial results.
Because stock ownership is concentrated, you and other investors will have limited influence on stockholder decisions.
As of July 31, 2007, our directors, executive officers and our stockholders who held 5% or greater of our outstanding common stock beneficially owned approximately 36.3% of our outstanding common stock and common stock equivalents. Assuming our private placement of common stock announced August 6, 2007 closes, that stock ownership concentration would increase to approximately 54.3%. As a result, these holders, if acting together, are able to significantly influence matters requiring stockholder approval, including the election of directors. This concentration of ownership may delay, defer or prevent a change in our control.

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
In June 2002, our board of directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights (“Rights”) to the holders of our common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons who acquires more than 15% (19.9% for William W. Featheringill, a Director who owned approximately 9.64% as of August 6, 2007, but owned more than 15% at the time the Rights were put in place) of our common stock on terms not approved by the board of directors. In August 2007, this plan was amended for a transaction involving funds managed by or affiliated with Baker Bros. Advisors, LLC such that they could purchase up to 25% without triggering the Rights. Assuming closing of the private placement announced August 6, 2007, such group would own approximately 19.0% of our fully-diluted stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
None
Item 3. Defaults Upon Senior Securities:
None
Item 4. Submission of Matters to a Vote of Security Holders:
(a)	The Company’s annual meeting of stockholders was held on May 16, 2007.

(b)
Nominees Higgins and Seidenberg were elected as directors for three-year terms expiring in 2010. Messrs., Bennett, Biggar, Featheringill, Horovitz, Sherrill, Spencer, Stonehouse and Steer continue as directors.

(c)	Motion before stockholders:

1.	Election of two directors as follows -

		Abstentions/
Name	Votes For	Withheld
John L. Higgins	26,120,421	428,735
Beth C. Seidenberg, M.D.	25,527,035	1,022,121
2.	Approval of the Stock Incentive Plan

	Votes	Abstentions/
Votes For	Against	Withheld
16,422,029	1,247,175	53,724
3.	Approval of Amendment of Certificate of Incorporation

	Votes	Abstentions/
Votes For	Against	Withheld
25,455,349	1,037,284	56,522
4.	Ratification of Ernst & Young, LLP

	Votes	Abstentions/
Votes For	Against	Withheld
26,386,608	110,543	52,004
Item 5. Other Information:
On August 5, 2007, in connection with the private placement transaction announced by the Company on August 6, 2007, the Company amended the definition in clause (2) of “Acquiring Person” in the Rights Agreement dated June 17, 2002, by and between the Company and American Stock Transfer & Trust Company (the “Rights Agreement”) to increase the ownership percentage that will trigger the rights from 15% to 25.0% for Baker Bros. Advisors, LLC or any of its affiliates or associates, or any entities that it manages. The beneficial ownership of the Company’s common stock by Baker Bros. Advisors, LLC and its affiliates will exceed 15% as a result of the private placement transaction.

Item 6. Exhibits:
a. Exhibits:

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.
3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.
3.3	Bylaws of Registrant as amended December 15, 2005. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 16, 2005.
4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A dated June 17, 2002.
4.2	Amendment to Rights Agreement, dated as of August 5, 2007.
10.1	Stock Incentive Plan, as amended and restated effective March 2007.
10.2	Employment Letter Agreement dated April 2, 2007, by and between the Company and David McCullough. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q dated May 10, 2007.
10.3	Agreement dated January 3, 2007, between BioCryst Pharmaceuticals, Inc. and the Dept. of Health and Human Services, as amended by Amendment number 1 dated January 3, 2007 and Amendment number 2 dated May 11, 2007. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)
10.4	Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August 2007.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse

Jon P. Stonehouse Chief Executive Officer

/s/ Michael A. Darwin

Michael A. Darwin Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer

Exhibit Index

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.
3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.
3.3	Bylaws of Registrant as amended December 15, 2005. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 16, 2005.
4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A dated June 17, 2002.
4.2	Amendment to Rights Agreement, dated as of August 5, 2007.
10.1	Stock Incentive Plan, as amended and restated effective March 2007.
10.2	Employment Letter Agreement dated April 2, 2007, by and between the Company and David McCullough. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q dated May 10, 2007.
10.3	Agreement dated January 3, 2007, between BioCryst Pharmaceuticals, Inc. and the Dept. of Health and Human Services, as amended by Amendment number 1 dated January 3, 2007 and Amendment number 2 dated May 11, 2007. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)
10.4	Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.