Form 10-Q
period 2007-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2007-11-09
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Yes ☐     No ☑.
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of October 31, 2007 was 37,948,675.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
September 30, 2007 and December 31, 2006
(In thousands, except per share data)

	2007	2006
	(Unaudited)	(Note 1)

Assets
Cash and cash equivalents	$44,092	$4,418
Marketable securities	24,620	33,040
Receivables from collaborations – billed	5,005	249
Receivables from collaborations – unbilled	15,743	4,307
Prepaid expenses and other current assets	2,101	3,776

Total current assets	91,561	45,790

Marketable securities	33,536	8,778
Furniture and equipment, net	4,120	3,029
Patents and licenses, net	297	290
Deferred collaboration expense	11,640	10,598

Total assets	$141,154	$68,485

Liabilities and Stockholders’ Equity
Accounts payable	$16,383	$5,887
Accrued expenses	2,902	1,507
Accrued vacation	770	641
Deferred revenue	4,680	2,699

Total current liabilities	24,735	10,734

Deferred revenue	50,810	36,596

Stockholders’ equity:
Preferred stock: shares authorized – 5,000
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized – 45; shares issued and outstanding – none
Common stock, $.01 par value: shares authorized – 95,000; shares issued and outstanding – 37,949 in 2007 and 29,249 in 2006	380	292
Additional paid-in capital	287,330	216,311
Accumulated other comprehensive income	152	33
Accumulated deficit	(222,253)	(195,481)

Total stockholders’ equity	65,609	21,155

Total liabilities and stockholders’ equity	$141,154	$68,485

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Periods Ended September 30, 2007 and 2006
(In thousands, except per share data)
(Unaudited)

	Three Months		Nine Months
	2007	2006	2007	2006
Revenues:
Collaborative and other research and development	$20,463	$1,790	$43,066	$4,120

Expenses:
Research and development	29,730	16,650	64,938	35,884
General and administrative	2,595	1,599	6,980	4,478

Total expenses	32,325	18,249	71,918	40,362

Loss from operations	(11,862)	(16,459)	(28,852)	(36,242)

Interest and other income	878	856	2,080	2,674

Net loss	$(10,984)	$(15,603)	$(26,772)	$(33,568)

Basic and diluted net loss per common share	$(.32)	$(.53)	$(.86)	$(1.15)

Weighted average shares outstanding	34,277	29,222	31,024	29,116
See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
Operating activities:
Net loss	$(26,772)	$(33,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	752	593
Stock-based compensation expense	4,371	2,238
Changes in operating assets and liabilities:
Receivables from collaborations	(16,192)	26,861
Prepaid expenses and other current assets	1,675	(865)
Deferred collaboration expense	(1,042)	(4,962)
Accounts payable and accrued expenses	12,020	(302)
Deferred revenue	16,195	9,670

Net cash used in operating activities	(8,993)	(335)

Investing activities:
Acquisitions of furniture and equipment	(1,834)	(859)
Purchases of patents and licenses	(16)	(78)
Purchases of marketable securities	(49,236)	(42,101)
Maturities of marketable securities	33,017	19,091

Net cash used in investing activities	(18,069)	(23,947)

Financing activities:
Employee stock purchase plan sales	270	191
Exercise of stock options	1,348	2,667
Sale of common stock, net of issuance costs	65,118	—

Net cash provided by financing activities	66,736	2,858

Increase (decrease) in cash and cash equivalents	39,674	(21,424)
Cash and cash equivalents at beginning of period	4,418	29,157

Cash and cash equivalents at end of period	$44,092	$7,733

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Note 1 – Significant Accounting Policies
Basis of Presentation
The balance sheet as of September 30, 2007, the statements of operations for the three and nine months ended September 30, 2007 and 2006, and the statements of cash flows for the nine months ended September 30, 2007 and 2006 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. There were no adjustments other than normal recurring adjustments.
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
Marketable Securities
In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify securities as trading, available-for-sale, or held-to-maturity. The appropriateness of each classification is assessed at the time of purchase and at each reporting date. At September 30, 2007, the Company had approximately $58.2 million of marketable securities of which $44.0 million is classified as available-for-sale and $14.2 million is classified as held-to-maturity.
Securities available-for-sale consisted of U.S. Agency securities carried at fair value based on independent quoted market prices. At September 30, 2007, the amortized cost of securities available-for-sale approximated fair value. Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income.
Securities held-to-maturity consisted of U.S. Treasury and Agency securities carried at amortized cost. The estimated fair value of these securities, both individually and in the aggregate, approximated amortized cost at September 30, 2007. Fair value was based on independent quoted market prices.
Receivables from Collaborations
Receivables are recorded for amounts due to the Company related to reimbursable research and development costs and event payments. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At September 30, 2007, the Company had the following receivables from collaborations. Note that amounts are in thousands.

	Billed	Unbilled
U.S. Department of Health and Human Services	$4,656	$15,378
Mundipharma, Shionogi & Roche	349	365

Total	$5,005	$15,743

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
Accrued Expenses
The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of September 30, 2007 and 2006 consisted primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had $152,248 of unrealized gains on its securities that are included in accumulated other comprehensive income at September 30, 2007. Other comprehensive loss for the periods ended September 30, 2007 and 2006 appear in the following table. Note that amounts are in thousands.

	Three Months		Nine Months
	2007	2006	2007	2006
Net loss	$(10,984)	$(15,603)	$(26,772)	$(33,568)
Unrealized gain on securities available-for-sale	156	45	119	54

Other comprehensive loss	$(10,828)	$(15,558)	$(26,653)	$(33,514)

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
As of September 30, 2007, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). In addition, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Prior to January 1, 2006, the Company accounted for all share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and other related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”). No stock-based compensation cost related to the Company’s employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006. Stock-based compensation expense of $4,370,552 ($4,187,367 of expense related to the Incentive Plan, $108,333 of expense related to the ESPP, and $74,852 of expense related to the inducement grant) was recognized during the first nine months of 2007, while $2,237,538 ($2,167,629 of expense related to the Plan and $69,909 of expense related to the ESPP) was recognized during the first nine months of 2006.
As of September 30, 2007, there was approximately $15,734,431 of total unrecognized compensation cost related to non-vested employee stock option awards and stock awards granted by the Company. That cost is expected to be recognized as follows: $1,605,151 in the remainder of 2007, $5,424,054 in 2008, $4,686,753 in 2009, $3,419,496 in 2010, and $598,977 in 2011.

Net Loss Per Share
The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, outstanding warrants, and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Examples include accrued clinical and preclinical expenses. Actual results could differ from those estimates.
Note 2 – Stock-Based Compensation
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
For each stock option award granted under the Incentive Plan during the first nine months of 2007 and 2006, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of the stock option awards granted under the Incentive Plan during the first nine months of 2007 and 2006 was $6.17 and $8.70, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the valuation date and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted
under the Incentive Plan

	2007	2006
Expected Life in Years	5.7	5.9
Expected Volatility	74.4%	82.5%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	4.6%	5.0%

Related activity under the Incentive Plan is as follows:

			Weighted
	Awards	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2006	820,754	3,952,568	$8.94
Incentive Plan amended	1,200,000	—	—
Stock option awards granted	(1,707,706)	1,707,706	9.53
Restricted stock awards granted	(50,000)	—	—
Stock option awards exercised	—	(289,458)	4.66
Stock option awards canceled	205,851	(205,851)	13.65

Balance September 30, 2007	468,899	5,164,965	9.19

The grant date fair value of the 50,000 restricted stock awards granted under the Incentive Plan during the first nine months of 2007 was $11.81.
Employee Stock Purchase Plan
The ESPP was originally approved by the Company’s stockholders on May 29, 1995 and most recently amended on May 12, 2002. The Company has reserved a total of 400,000 shares of common stock to be purchased under the ESPP, of which 64,748 shares remain available for purchase at September 30, 2007. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. The Company issued 34,855 shares during the first nine months of 2007 under the ESPP. The fair value expense of options granted under the ESPP was determined using a Black-Scholes option pricing model.
Stock Inducement Grant
In March 2007, the Company’s Board of Directors approved a stock inducement grant of 110,000 stock option awards and 10,000 restricted stock awards to recruit a new employee to a key position within the Company. The stock option awards were granted in April 2007 with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The stock option awards have contractual terms of 10 years. The vesting exercise provisions of both the stock option awards and the restricted stock awards granted under the inducement grant are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the respective agreements.
For the stock option awards granted under the inducement grant, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the following assumptions: expected life of 5.7 years, expected volatility of 72.9%, expected dividend yield of 0.0%, and risk-free interest rate of 4.6%. The weighted average grant date fair value of these stock option awards was $5.25. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the valuation date and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
The exercise price of the stock option awards and the grant date fair value of the restricted stock awards granted under the inducement grant was $8.20.

Note 3 – Collaborative Agreements
In November 2005, the Company announced a collaborative relationship with F.Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”) for the development and commercialization of BCX-4208. In February 2006, the Company announced a collaborative relationship with Mundipharma International Holdings Limited (“Mundipharma”) for the development and commercialization of forodesine HCl. For these license agreements, the Company deferred the upfront payments received in these collaborations over the remaining life of the patents of the compounds licensed, which is through August 2023 for the Roche agreement and through October 2017 for the Mundipharma agreement. These upfront payments have been classified as deferred revenue on the balance sheet and the significant direct costs incurred upon entering into these licensing agreements related to sublicense fees paid to AECOM and IRL have been recorded as deferred assets on the balance sheet. As the Company recognizes the revenue related to these agreements, which began in February 2006 for the Mundipharma agreement and October 2006 for the Roche agreement, the Company will also recognize the proportionate amount of expense related to the deferred assets.
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
In January 2007, the Company announced that it had been awarded a $102.6 million, four-year contract from the U.S. Department of Health and Human Services (“HHS”) for the advanced development of peramivir. Funding from the contract will support manufacturing, process validation, clinical studies and other product approval requirements for peramivir. The contract with HHS is defined as a standard cost-plus-fixed-fee contract. That is, the Company is entitled to receive reimbursement for all costs incurred in accordance with the contract provisions that are related to the development of peramivir plus a fixed fee, or profit.
Note 4 – Income Taxes
Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
 Upon adoption, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements. As of September 30, 2007, all of the Company’s deferred tax assets were fully reserved by a valuation allowance equal to 100% of the net deferred tax assets. The Company has never been profitable and has not paid any income taxes. Tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2003 are also open to examination to the extent of loss and credit carryforwards from those years.
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
The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.  The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48 and as of September 30, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

Note 5 – Recent Accounting Pronouncements
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
Note 6 – Stockholders’ Equity
On August 6, 2007, the Company entered into a Stock and Warrant Purchase Agreement with a group of existing stockholders for the private placement of 8,315,513 shares of the Company’s common stock at a purchase price of $7.80 per share and warrants to purchase 3,159,895 shares of the Company’s common stock at a purchase price of $0.125 per warrant. The aggregate proceeds from the sale were approximately $65.3 million. The exercise price of the warrants is $10.25 per share. The participants in the transaction include funds managed by Baker Brothers Investments, Kleiner Perkins Caufield & Byers, EHS Holdings, OrbiMed Advisors, Texas Pacific Group Ventures, and Stephens Investment Management, all of whom are current shareholders in the Company.
The Company has registered 8,140,000 of the shares under the Securities Act of 1933, as amended, but the remaining 175,513 and the warrants included in the private placement have not been registered and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to register the remaining shares, the warrants, and the shares of common stock issuable upon exercise of the warrants for resale. If registration is not completed within the period specified in the Stock and Warrant Purchase Agreement, the Company will be subject to pay maximum liquidated damages of $164,000 to the group of institutional investors, which represents 12% of the transaction value related to the remaining unregistered common stock only.
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

Overview
Recent Corporate Highlights
•	Continued development of intramuscular (i.m.) peramivir clinical trial
In September, BioCryst reported preliminary results from a phase II study of the intramuscular formulation of peramivir.  The study was designed to determine if this formulation of peramivir could reduce the duration of symptoms in subjects with acute influenza.  While the results of the trial indicate that a single dose of peramivir demonstrated a treatment effect over placebo, the improvement was not statistically significant.
The Company continues to receive and analyze data from this recently completed trial.  In addition, the Company is carrying out additional PK studies to support our analysis of the phase II study. The results of these additional studies will be analyzed prior to any final decision on the pivotal program. Armed with the further analysis and following discussion with the FDA, the Company is planning to initiate the pivotal program in time to take advantage of the upcoming influenza season.
•	Continued development of intravenous (i.v.) peramivir Phase II clinical trial
In July, BioCryst initiated a Phase II clinical trial of i.v. peramivir for the treatment of hospitalized subjects with severe influenza. The trial is designed to compare the efficacy and safety of i.v. peramivir to orally administered oseltamivir in subjects who require hospitalization due to acute influenza. BioCryst plans to continue the trial in the northern hemisphere during the 2007/2008 influenza season.
•	Initiation of oral forodesine HCl pivotal clinical trial
In October, BioCryst enrolled the first patient in a pivotal Phase II clinical trial of oral forodesine HCl in patients with cutaneous T-cell lymphoma (CTCL). The multinational trial is being conducted in accordance with a Special Protocol Assessment (SPA) agreement between the FDA and BioCryst granted earlier this year.
•	Initiation of oral BCX-4208 Phase IIa clinical trial
In July, BioCryst and Roche initiated the first Phase II clinical trial to evaluate BCX-4208. The study, led by Roche is designed to evaluate the compound in patients with moderate to severe plaque psoriasis.
•	Completion of $65.3 million financing
In August, BioCryst completed a $65.3 million private placement financing with a group of existing BioCryst stock holders. The offering was composed of approximately 8.3 million shares of BCRX common stock, as well as warrants to purchase an additional approximately 3.2 million shares.
Results of Operations (three months ended September 30, 2007 compared to the three months ended September 30, 2006)
Collaborative and other research and development revenues increased to $20.5 million for the three months ended September 30, 2007 as compared to $1.8 million for the three months ended September 30, 2006, primarily due to revenue from HHS related to our contract for the development of peramivir and the amortization of deferred revenue from our collaborations.
Research and development (“R&D”) expenses increased 77.8% to $29.7 million for the third quarter of 2007 from $16.7 million for the third quarter of 2006, while general and administrative (“G&A”) expenses increased 62.5% to $2.6 million for the third quarter of 2007 from $1.6 million for the third quarter of 2006. The variance in R&D expenses is mainly attributable to an increase in clinical trial related expenses, manufacturing costs for our lead drug candidates, and costs related to an increase in the personnel supporting the advanced development of our drug candidates. The increase in G&A expenses is primarily due to an increase in personnel related costs as a result of increased headcount and an increase in professional fees.
Interest income for the three months ended September 30, 2007 was $878,000 as compared to $856,000 for the three months ended September 30, 2006.

Results of Operations (nine months ended September 30, 2007 compared to the nine months ended September 30, 2006)
Collaborative and other research and development revenues increased to $43.1 million for the nine months ended September 30, 2007 compared to $4.1 million for the nine months ended September 30, 2006, primarily due to revenue from HHS related to our contract for the development of peramivir, which included approximately $2 million of pre-contract costs from 2006 that had been deferred on the Company’s balance sheet as of December 31, 2006. In addition, the amortization of deferred revenue from our collaborations was $2.5 million greater for the nine months in 2007 primarily due to the amortization of the deferred revenue from the Roche and Shionogi collaborations.
R&D expenses increased 80.8% to $64.9 million for the nine months ended September 30, 2007 from $35.9 million for the nine months ended September 30, 2006. The increase is primarily attributable to an increase in expenses related to manufacturing costs, clinical trials, personnel costs and other professional costs in support of our lead drug candidates. Also recognized in R&D expenses during 2007 was approximately $2 million of pre-contract costs that were actually incurred during 2006. These costs were directly related to the Phase 2 trials for peramivir and were deferred at December 31, 2006 in anticipation of reimbursement under a contract award from HHS.
General and administrative expenses for the nine months ended September 30, 2007 increased 55.6% to $7.0 million as compared to $4.5 million for the same period in 2006, primarily due to personnel related costs, including an additional $1.2 million of additional share-based compensation expense compared to 2006. In addition, there has been an increase in professional fees.
Interest income for the nine months ended September 30, 2007 was $2.1 million, a 22.2% decrease as compared to the same period in 2006. This decrease was due to a lower average cash balance during the third quarter of 2007.
Changes in Financial Condition since December 31, 2006
Since our most recent fiscal year end, there have been several factors that have had an impact on our financial condition. Effective in January 2007, we received the contract from HHS for the development of peramivir which has had a significant impact on our financial condition. Our combined billed and unbilled receivables related to this contract as of September 30, 2007, were approximately $21 million. As our costs for the development of peramivir and our other programs have increased, we have also had a corresponding increase in our payables and accrued expenses.
With the payments received from our collaborative agreements existing at December 31, 2006 and the addition of the Shionogi collaboration announced in March 2007, we have received approximately $43.1 million during 2007. The $14.0 million upfront payment from Shionogi has been deferred, which has been the major cause of the increase in deferred revenue on our balance sheet.
Lastly, with the private placement announced in August 2007, our cash and stockholder’s equity have increased by $65.3 million related to this transaction.
Liquidity and Capital Resources
Cash expenditures have exceeded revenues since our inception. Our operations have principally been funded through public offerings and private placements of equity and debt securities and cash from collaborative and other research and development agreements, including government contracts, and to a lesser extent interest. For example, during the first nine months of 2007, we received cash from collaborative and other research and development agreements and government contracts (primarily Shionogi, Mundipharma and HHS) of approximately $43.1 million and on August 9, 2007 we announced the closing of a $65.3 million private placement of common stock to certain existing stockholders, which increased our outstanding common stock by approximately 8.3 million shares and our fully-diluted outstanding shares by an additional approximately 3.2 million shares pursuant to warrants exercisable at $10.25 per share. Other sources of funding have included the following:
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
On August 7, 2007, we amended our lease for our current Birmingham facilities, consisting of approximately 50,000 square feet, through June 30, 2015. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2015. The lease requires us to pay monthly rent currently at $39,100 per month in July 2007 and escalating annually to a minimum of $48,072 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. In addition, the lease amendment provides an allowance of $300,000 for our use in making certain improvements to the premises.
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

In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir. Funding from the contract will support manufacturing, process validation, clinical studies and other product approval requirements for peramivir. The contract is a standard cost plus fixed fee contract, which we expect will continue to have a significant positive impact on our financial position and cash flow. We bill our incurred costs to HHS on a monthly basis. Any significant delays in payment, rejection of significant costs by HHS or cancellation of this contract by HHS would have a significant negative effect on our financial position.
In February 2006, we licensed forodesine HCl to Mundipharma for the development and commercialization of this drug in Europe, Asia and Australasia. In addition to the upfront payment of $10 million, which was received in February 2006, Mundipharma is paying 50% of the clinical development costs we are incurring for forodesine HCl on existing and planned clinical trials, but their portion shall not exceed $10 million. In addition, Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15 million. The agreement also provides for future event payments and royalties to be made by Mundipharma upon the achievement of certain clinical, regulatory and sales events. In January 2007, we initiated our pivotal study with forodesine HCl in T-cell leukemia patients under an SPA negotiated with the FDA, which triggered a $5 million event payment from Mundipharma. Subsequently, in March 2007, the Company made a decision to put this trial on voluntary hold to investigate particulates that were found in some batches of i.v. formulation. We are working closely with Mundipharma to determine a mutually agreeable course of future action with regard to the clinical evaluation of forodesine HCl in T-ALL. In July 2007, we announced the Company had received an SPA for a pivotal trial of forodesine HCl in CTCL patients. The trial is a multicenter, multinational, open-label, single-arm, repeat dose pivotal trial which began enrollment during October 2007.
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
For the year, our cash, cash equivalents and marketable securities balance has increased from $46.2 million as of December 31, 2006 to $102.2 million as of September 30, 2007, primarily due to cash received from collaborations and the $65.3 million received from the private placement of common stock and warrants in August 2007, which were offset by the monthly cash burn from operations. As a result of these items and the reimbursement from our contract with HHS, our net cash burn rate has been approximately $1.0 million per month in 2007. We caution that our revenues, our expenses and our cash flows will vary significantly from quarter to quarter due to the nature of the trials in influenza and the reimbursement from HHS. We are projecting our 2007 net cash burn to be approximately $24.0 million.
As our clinical programs continue to progress and patient enrollment increases, our costs will increase. Our current and planned clinical trials plus the related development, manufacturing, regulatory approval process requirements and additional personnel resources and testing required for the continuing development of our drug candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount and timing of funding we receive from HHS for peramivir, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our drug candidates, the progress and results of our current and proposed clinical trials for our most advanced drug products, the progress made in the manufacturing of our lead products and the progression of our other programs.

As of September 30, 2007, we had $102.2 million in cash, cash equivalents and marketable securities, which included the $65.3 million from the private placement of unregistered common stock and warrants to certain existing stockholders, which closed on August 9, 2007. With our currently available funds and the amounts to be received from HHS, Shionogi and our other collaborators, we believe these resources will be sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.
Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:
•	our ability to perform under the contract with HHS and receive reimbursement;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain drug candidates; or a decision to build or expand internal development and commercial capabilities;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and evaluate drug candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our drug candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development of our drug candidates;

•	the scope of manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.
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

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2007, we are not involved in any material unconsolidated entities or off-balance sheet arrangements.
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
The following table summarizes our R&D expenses for the periods indicated. Note that amounts are in thousands.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Direct external R&D expenses by program:
PNP Inhibitor (forodesine HCl)	$6,767	$6,285	$13,289	$13,935
Neuraminidase Inhibitor (peramivir)	16,470	5,220	33,542	9,661
Other	1,138	1,173	3,034	2,142

Indirect R&D expenses:
Compensation and fringe benefits	3,113	1,859	8,230	4,575
Supplies and services	193	691	1,089	1,398
Maintenance, depreciation, and amortization	355	211	979	732
Overhead allocation and other	1,694	1,211	4,775	3,441

Total R&D expenses	$29,730	$16,650	$64,938	$35,884

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
As of September 30, 2007, we had two stock-based employee compensation plans, the Incentive Plan and the ESPP. In addition, we made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Prior to January 1, 2006, we accounted for all share-based payments under the recognition and measurement provisions of APB Opinion No. 25 and other related interpretations, as permitted by Statement No. 123. No stock-based compensation cost related to our employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006.

Information Regarding Forward-Looking Statements
This filing contains forward-looking statements, including statements regarding future results, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:
•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts;

•	the potential funding from our contract with HHS for the development of peramivir;

•	the further preclinical or clinical development and commercialization of our product candidates, including peramivir, forodesine HCl and other PNP inhibitor and hepatitis C development programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations;

•	plans, programs, progress and potential success of our collaborations, including Roche for BCX-4208, Mundipharma for forodesine HCl and Shionogi and Green Cross for peramivir;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance; and

•	competitive companies, technologies and our industry.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings:
None
Item 1A. Risk Factors:
Our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information below updates our risk factors as of September 30, 2007. These risk factors should be read in conjunction with all risk factors and information disclosed in that Form 10-K.
Risks Relating to Our Business
We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, and may never be profitable.
Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of September 30, 2007, our accumulated deficit was approximately $222.3 million. To become profitable, we must successfully manufacture and develop drug product candidates, receive regulatory approval, and successfully commercialize or enter into profitable agreements with other parties. It could be several years, if ever, before we receive royalties from any current or future license agreements or revenues directly from product sales.
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
To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The clinical trial process is complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have a reasonable commercial potential. We may suffer significant setbacks in pivotal clinical trials, even after earlier clinical trials show promising results. Clinical trials may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any of our product candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective and have acceptable commercial viability.
Our ability to successfully complete clinical trials is dependent upon many factors beyond our control, including but not limited to:
•	our ability to find suitable clinical sites and investigators to enroll patients;

•	the availability of and willingness of patients to participate in our clinical trials;

•	difficulty in maintaining contact with patients to provide complete data after treatment;

•	our product candidates may not prove to be either safe or effective;

•	clinical protocols or study procedures may not be adequately designed or followed by the investigators;

•	manufacturing of quality problems could affect the supply of drug product for our trials; and

•	delays or changes in requirements by governmental agencies.
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
Our later stage clinical trials may not adequately show our drugs are safe or effective.
Progression of our drug products through the clinical development process is dependent upon our trials indicating our drugs have adequate safety profiles and show positive therapeutic effects in the patients being treated by achieving pre-determined endpoints according to the trial protocols. Failure to achieve either of these could result in delays in our trials or even require the performance of additional unplanned trials. This could result in delays in the development of our drug candidates and could result in significant unexpected costs.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.
To date, we have financed our operations primarily from sale of our equity securities and cash from collaborative and other research and development agreements including government contracts, and, to a lesser extent, interest. For the year, our cash, cash equivalents and marketable securities balance has increased from $46.2 million as of December 31, 2006 to $102.2 million as of September 30, 2007, primarily due to cash received from collaborations and the $65.3 million received from the private placement of common stock and warrants in August 2007, which were offset by the monthly cash burn from operations. As a result of these items and the reimbursement from our contract with HHS, our net cash burn rate has been approximately $1.0 million per month in 2007. We caution that our revenues, our expenses and our cash flows will vary significantly from quarter to quarter due to the nature of the trials in influenza and the reimbursement from HHS. We are projecting our 2007 net cash burn to be approximately $24.0 million
As our clinical programs continue to grow and patient enrollment increases, our costs will increase. Our current and planned clinical trials plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our drug candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount of funding we receive from HHS for peramivir, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our drug candidates, the progress and results of our current and proposed clinical trials for our most advanced drug products, the progress made in the manufacturing of our lead products and the progression of our other programs.
As of September 30, 2007, we had $102.2 million in cash, cash equivalents and marketable securities. In August 2007, we completed a $65.3 million private placement of unregistered common stock and warrants to certain existing stockholders. Our outstanding common stock increased by approximately 8.3 million shares. Our fully-diluted outstanding shares increased by an additional approximately 3.2 million shares pursuant to warrants exercisable at $10.25 per share. We have registered 8.1 million shares and plan to register the remaining shares and warrants in 2008. If registration is not completed within the period specified in the Stock and Warrant Purchase Agreement, the Company will be subject to pay maximum liquidated damages of $164,000 to the group of institutional investors, which represents 12% of the transaction value related to the remaining unregistered common stock only. Since the SEC has declared the registration effective on the 8.1 million shares, failure to register the remaining shares would not have a significant impact on our cash. With our currently available funds and the amounts to be received from HHS, Shionogi and our other collaborators, we believe these resources will be sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.
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
If HHS were to eliminate, reduce or delay funding from our contract or dispute some of our incurred costs, this would have a significant negative impact on our anticipated revenues and cash flows and the development of peramivir.
Our projections of revenues and incoming cash flows for 2007 and 2008 are substantially dependent upon HHS reimbursement for the costs related to our peramivir program. If HHS were to eliminate, reduce or delay the funding for this program or disallow some of our incurred costs, we would have to obtain additional funding for development of this drug candidate or significantly reduce or stop the development effort.
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

Our contract with HHS has special contracting requirements, which create additional risks of reduction or loss of funding.
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
If we fail to successfully commercialize or establish collaborative relationships to commercialize certain of our drug product candidates or if any partner terminates or fails to perform its obligations under agreements with us, potential revenues from commercialization of our product candidates could be reduced, delayed or eliminated.
Our business strategy is to increase the asset value of our drug candidate portfolio. We believe this is best achieved by retaining full product rights or through collaborative arrangements with third parties as appropriate. As needed, potential third party alliances could include preclinical development, clinical development, regulatory approval, marketing, sales and distribution of our drug product candidates.
Currently, we have established collaborative relationships with four pharmaceutical companies, Roche, Mundipharma, and Shionogi and Green Cross for development and commercialization of BCX-4208, forodesine HCl and peramivir, respectively. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
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
If any partner fails to fulfill its responsibilities in a timely manner, or at all, our commercialization efforts related to that collaboration could be reduced, delayed or terminated, or it may be necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our partner. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake commercialization activities at our own expense or find alternative sources of funding. Any delay in the development or commercialization of our compounds would severely affect our business, because if our compounds do not progress through the development process or reach the market in a timely manner, or at all, we may not receive additional future event payments and may never receive product or royalty payments.
We have not commercialized any products or technologies and our future revenue generation is uncertain.
We have not commercialized any products or technologies, and we may never be able to do so. Our revenue from collaborative agreements is dependent upon the status of our preclinical and clinical programs. If we fail to advance these programs to the point of being able to enter into successful collaborations, we will not receive any future event or other collaborative payments.
Our ability to receive revenue from products we commercialize presents several risks, including:
•	we or our collaborators may fail to successfully complete clinical trials sufficient to obtain FDA marketing approval;

•	many competitors are more experienced and have significantly more resources;

•	we may fail to employ a comprehensive and effective intellectual property strategy which could result in decreased commercial value of our company and our products;

•	we may fail to employ a comprehensive and effective regulatory strategy which could result in a delay or failure in commercialization of our products;

•	our ability to successfully commercialize our products are affected by the competitive landscape, which cannot be fully known at this time;

•	reimbursement is constantly changing which could greatly affect usage of our products; and

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
If our development collaborations with third parties, such as our development partners and contract research organizations, fail, the development of our drug product candidates will be delayed or stopped.
We rely heavily upon other parties for many important stages of our drug development programs, including but not limited to:
•	discovery of compounds that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	licensing or design of enzyme inhibitors for development as drug product candidates;

•	execution of some preclinical studies and late-stage development for our compounds and product candidates;

•	management of our clinical trials, including medical monitoring and data management;

•	execution of additional toxicology studies that may be required to obtain approval for our product candidates;

•	manufacturing the starting materials and drug substance required to formulate our drug products and the drug products to be used in both our clinical trials and toxicology studies; and

•	management of our regulatory function.
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

Our development of both intravenous and intramuscular dosing of peramivir for avian and seasonal influenza is subject to all disclosed drug development and potential commercialization risks and numerous additional risks. Any potential revenue benefits to us are highly speculative.
Further development and potential commercialization of peramivir is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, potential commercialization of peramivir is subject to further risks, including but not limited to the following:
•	the injectable versions of peramivir are currently in Phase II clinical development and have been tested in a limited number of humans and may not be safe or effective;

•	necessary government or other third party funding and clinical testing for further development of peramivir may not be available timely, at all, or in sufficient amounts;

•	the avian flu prevention or treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines could substantially replace potential demand for an antiviral such as peramivir;

•	any substantial demand for avian flu treatments may occur before peramivir can be adequately developed and tested in clinical trials;

•
injectable forms of peramivir may not prove to be accepted by patients and physicians as a treatment for seasonal influenza compared to the other currently marketed antiviral drugs, which would limit revenue from non-governmental entities;

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
We negotiated a special protocol assessment, or SPA, with the FDA for the planned pivotal clinical trial of our lead anti-cancer compound, forodesine HCl, for treatment of CTCL. A previous pivotal clinical trial under an SPA of forodesine HCl for treatment of T-cell acute lymphoblastic leukemia was voluntarily put on hold by us. An SPA is an agreement between an applicant and the FDA on the design and the size of clinical trials that is intended to form the basis of a New Drug Application (“NDA”). Once the FDA and an applicant reach an agreement on an SPA, the SPA cannot be changed after the clinical trial begins, except in limited circumstances such as a change in the science or clinical knowledge about the conditions being studied. Any significant change to the protocols for a clinical trial subject to an SPA would require prior FDA approval, which could delay implementation of such a change and continuation and completion of the related clinical trial. Receipt of the SPA does not ensure that forodesine HCl will receive FDA approval or that the process will be accelerated.
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
We or our partners must obtain regulatory approval before marketing or selling our future drug products. If we or our partners are unable to receive regulatory approval and do not market or sell our future drug products, we will never receive any revenue from such product sales. In the United States, we or our partners must obtain FDA approval for each drug that we intend to commercialize. The process of preparing for and obtaining FDA approval may be lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. Neither the FDA nor foreign regulatory agencies have approved any of our drug product candidates. We have several drug products in various stages of preclinical and clinical development; however, we are unable to determine when, if ever, any of these products will be commercially available. Because of the risks and uncertainties in biopharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If the FDA delays regulatory approval of our product candidates, our management’s credibility, our company’s value and our operating results may suffer. Even if the FDA or foreign regulatory agencies approve a product candidate, the approval may limit the indicated uses for a product candidate and/or may require post-marketing studies.
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
We and our partners are performing research on or developing products for the treatment of several disorders including T-cell mediated disorders (T-cell cancers, psoriasis, transplant rejection, and rheumatoid arthritis), oncology, influenza, hepatitis C and cardiovascular disorders. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai’s Targretin for CTCL and the current neuraminidase inhibitors marketed by Glaxo Smith Kline and Roche for influenza. In addition, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP, influenza, hepatitis C, and in other therapeutic areas where we have discovery efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.
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
If we or our partners are unable or fail to adequately, initiate, protect, defend or enforce our intellectual property rights in any area of commercial interest or in any part of the world where we wish to seek regulatory approval for our products, methods, processes and other technologies, the value of the drug product candidates to produce revenue would diminish. Additionally, if our products, methods, processes, and other technologies or our commercial use of such products, processes, and other technologies, including but not limited to any tradename, trademark or commercial strategy infringe the proprietary rights of other parties, we could incur substantial costs. The USPTO and the patent offices of other jurisdictions have issued to us a number of patents for our various inventions and we have in-licensed several patents from various institutions. We have filed additional patent applications and provisional patent applications with the USPTO. We have filed a number of corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications, as appropriate. We have also filed certain trademark and tradename applications worldwide. We cannot assure you as to:
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
Our success is also dependent upon the skills, knowledge and experience, none of which is patentable, of our scientific and technical personnel. To help protect our rights, we require all employees, consultants, advisors and partners to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside of our company and require disclosure and assignment to us of their ideas, developments, discoveries and inventions. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information, and if any of our proprietary information is disclosed, our business will suffer because our revenues depend upon our ability to license or commercialize our product candidates and any such events would significantly impair the value of such product candidates.
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
We currently have no marketing capability and no direct or third-party sales or distribution capabilities. If we successfully develop a drug product candidate and decide to commercialize it ourselves rather than relying on third parties, as we are considering doing in the United States for forodesine HCl we may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for that product.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We have product liability insurance covering our clinical trials in the amount of $11 million. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2007, the 52-week range of the market price of our stock was from $6.57 to $13.18 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
•	announcements of technological innovations or new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	additional dilution through sales of our common stock or other derivative securities;

•	status of new or existing licensing or collaborative agreements and government contracts;

•	announcements relating to the status of our programs;

•	we or our partners achieving or failing to achieve development milestones;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

•	publicity regarding certain public health concerns for which we are or may be developing treatments;

•	regulatory developments in both the United States and foreign countries;

•	public concern as to the safety of pharmaceutical products;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel or members of our board of directors;

•	purchases or sales of substantial amounts of our stock by existing stockholders, including officers or directors;

•	economic and other external factors or other disasters or crises; and

•	period-to-period fluctuations in our financial results.
Because stock ownership is concentrated, you and other investors will have limited influence on stockholder decisions.
As of October 31, 2007, our directors, executive officers and our stockholders who hold 5% or greater of our outstanding common stock, beneficially owned approximately 54.2% of our outstanding common stock and common stock equivalents. As a result, these holders will likely be able to significantly influence our operations and matters requiring stockholder approval, including the election of directors. The interests of these stockholders may be different from the interests of other stockholders and they could take actions that might not be considered by other stockholders to be in their best interests. This concentration of ownership may delay, defer or prevent a change in our control.

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
In June 2002, our board of directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights (“Rights”) to the holders of our common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons who acquires more than 15% (19.9% for William W. Featheringill, a Director who owned approximately 10.1% as of August 15, 2007, but owned more than 15% at the time the Rights were put in place) of our common stock on terms not approved by the board of directors. In August 2007, this plan was amended for a transaction involving funds managed by or affiliated with Baker Brother Investments such that they could purchase up to 25% without triggering the Rights. After closing of our August 2007 private placement, such group owns approximately 19.0% of our stock.
We have never paid dividends on our common stock and do not anticipate doing so in the foreseeable future.
We have never paid cash dividends on our stock. We currently intend to retain all future earnings, if any, for use in the operation of our business. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.
With the effectiveness of our recent registration statement, there are a significant number of additional shares of our common stock eligible for sale, which could depress the market price of our stock and adversely affect the liquidity of the trading market for our stock.
As of October 31, 2007, we had approximately 37.9 million shares of common stock outstanding. The approximately 8.1 million shares of common stock that may be sold by the selling stockholders under our most recent registration statement on Form S-3 are freely tradable without restriction or further registration under the federal securities laws unless purchased by our affiliates. When we register the remaining 175,513 shares and the warrants from the August 2007 private placement as expected in the first half of 2008, an additional approximately 3.3 million shares of additional common stock and common stock issuable upon exercise of outstanding warrants will be freely tradable without restriction or further registration under the federal securities laws unless purchased by our affiliates. In August 2007, we registered on Form S-8, 1.2 million shares of our common stock issuable under our Stock Incentive Plan. At September 30, 2007, there were approximately 5.2 million stock options outstanding under this plan. If these or other stockholders sell substantial amounts of our common stock in the public market, or if the market perceives that these sales may occur, the market price of our common stock might decline. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock.
The additional volume of shares available for trading could increase selling demand on our stock on the Nasdaq Global Market, and outstrip buying demand. This may make it difficult to sell substantial amounts of our stock without adversely impacting the stock price, and could depress the market price for our stock.
Exercise of outstanding options and warrants will dilute stockholders and could decrease the market price of our common stock.
As of September 30, 2007, we had issued and outstanding 37,948,675 shares of common stock, outstanding options to purchase approximately 5.2 million additional shares of common stock and warrants (exercisable at $10.25 per share) to purchase an additional 3,159,895 shares of our common stock. The existence of the outstanding options and warrants may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
On August 6, 2007, the Company entered into a Stock and Warrant Purchase Agreement with a group of existing stockholders for the private placement of 8,315,513 shares of the Company’s common stock at a purchase price of $7.80 per share and warrants to purchase 3,159,895 shares of the Company’s common stock at a purchase price of $0.125 per warrant. The aggregate proceeds from the sale were approximately $65.3 million. The exercise price of the warrants is $10.25 per share with a life of 5 years from the date of the transaction. The participants in the transaction include funds managed by Baker Brothers Investments, Kleiner Perkins Caufield & Byers, EHS Holdings, OrbiMed Advisors, Texas Pacific Group Ventures, and Stephens Investment Management, all of whom are current shareholders in the Company.
The Company has registered 8,140,000 of the shares under the Securities Act of 1933, as amended, but the remaining 175,513 and the warrants included in the private placement have not been registered and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to register the remaining shares, the warrants, and the shares of common stock issuable upon exercise of the warrants for resale. If registration is not completed within the period specified in the Stock and Warrant Purchase Agreement, the Company will be subject to pay maximum liquidated damages of $164,000 to the group of institutional investors up to a maximum of 12% of the transaction value related to the remaining unregistered common stock only.
We relied upon the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated under that section. Each investor represented that it was an accredited investor, as such term is defined in Regulation D under the Securities Act, and that it was acquiring the common stock and warrants for its own account and not with a view to or for sale in connection with any distribution thereof, and appropriate legends are affixed to the common stock and warrants.
We have filed with the SEC all of our agreements regarding the private placement with the selling stockholders, with our Current Report on Form 8-K filed August 7, 2007 and our Quarterly Report on Form 10-Q filed August 9, 2007. We made no other agreements, plans or arrangements with the selling stockholders in connection with the private placement.
We paid no investment banking fees or commissions in connection with the private placement.
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

4.2	Amendment to Rights Agreement, dated as of August 5, 2007. Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q dated August 9, 2007.
10.1	Stock Incentive Plan, as amended and restated effective March 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q dated August 9, 2007.
10.2	Employment Letter Agreement dated April 2, 2007, by and between the Company and David McCullough. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q dated May 10, 2007.
10.3
Agreement dated January 3, 2007, between BioCryst Pharmaceuticals, Inc. and the Dept. of Health and Human Services, as amended by Amendment number 1 dated January 3, 2007 and Amendment number 2 dated May 11, 2007. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.). Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q dated August 9, 2007.

10.4
Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q dated August 9, 2007.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November 2007.

BIOCRYST PHARMACEUTICALS, INC.
/s/Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer

/s/Stuart Grant
Stuart Grant
Chief Financial Officer

/s/Michael A. Darwin
Michael A. Darwin
VP Finance (Principal Financial and Accounting Officer), Secretary and Treasurer

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

4.2	Amendment to Rights Agreement, dated as of August 5, 2007. Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q dated August 9, 2007.
10.1	Stock Incentive Plan, as amended and restated effective March 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q dated August 9, 2007.
10.2	Employment Letter Agreement dated April 2, 2007, by and between the Company and David McCullough. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q dated May 10, 2007.
10.3
Agreement dated January 3, 2007, between BioCryst Pharmaceuticals, Inc. and the Dept. of Health and Human Services, as amended by Amendment number 1 dated January 3, 2007 and Amendment number 2 dated May 11, 2007. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.). Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q dated August 9, 2007.

10.4
Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q dated August 9, 2007.

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