Form 10-K
period 2007-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2008-03-04
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
(205) 444-4600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	The NASDAQ Global Market
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑.
The Registrant estimates that the aggregate market value of the Common Stock on June 30, 2007 (based upon the closing price shown on the NASDAQ Global MarketSM on June 30, 2007) held by non-affiliates was approximately $228,232,733.
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of February 20, 2008 was 38,080,905 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 under Part III hereof.

PART I
ITEM 1. BUSINESS
Forward-Looking Statements and Risk Factors
     This report includes forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons; including those discussed in this report under the heading “Risk Factors” beginning at page 20. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any forward looking statements to reflect future events or developments. When used in the report, unless otherwise indicated, “we,” “our,” “us,” the “Company” and “BioCryst” refers to BioCryst Pharmaceuticals, Inc.
Overview
     BioCryst Pharmaceuticals, Inc. is a biotechnology company that designs, optimizes and develops novel drugs that block key enzymes involved in cancer, viral infections and autoimmune diseases. BioCryst integrates the necessary disciplines of biology, crystallography, medicinal chemistry and computer modeling to effectively use structure-based drug design to discover and develop small molecule pharmaceuticals.
     Our lead product candidate, forodesine HCl, is a transition-state analog inhibitor of the target enzyme purine nucleoside phosphorylase (“PNP”). An oral formulation of the compound is currently in a Phase IIb trial, which is planned to be a pivotal trial, for patients with Cutaneous T-cell Lymphoma (“CTCL”). The trial is being conducted under a special protocol assessment (“SPA”) negotiated with the United States Food and Drug Administration (“FDA”). Additionally, forodesine HCl is currently being studied in a Phase II trial with an oral formulation in Chronic Lymphocytic Leukemia (“CLL”). Forodesine HCl has been granted Orphan Drug status by the FDA for three indications: T-cell non-Hodgkin lymphoma, including CTCL; CLL and related leukemias including T-cell prolymphocytic leukemia, adult T-cell leukemia, and hairy cell leukemia; and for treatment of B-cell acute lymphoblastic leukemia (“B-ALL”). In December 2007, we announced the presentation of data related to the Phase I/II clinical study of forodesine HCl in subjects with refractory CTCL and a poster detailing the in vitro activity of forodesine HCl and the synergistic in vitro activity of forodesine HCl with bendamustine in primary cells from 29 patients with CLL. These data were presented at the 2007 American Society of Hematology meeting. Also, use of forodesine HCl is being explored, alone and in combination with other commonly used cancer treatments, for use in other cancers. Since February 2006, we have had an exclusive licensing agreement with Mundipharma International Holdings Limited (“Mundipharma”) to develop and commercialize forodesine HCl in markets across the European Union (the “EU”), Asia and Australia for use in oncology.
     Our second most advanced drug candidate is peramivir, an inhibitor of influenza neuraminidase. Peramivir is in development for the treatment of influenza with two parenteral formulations, intramuscular (“i.m.”) and intravenous (“i.v.”). We recently completed a double-blind placebo-controlled Phase II clinical trial with i.m. peramivir testing two different dose levels of peramivir (150mg and 300mg) versus placebo in adults with acute uncomplicated influenza. While the trial did not demonstrate statistically significant differences for its primary endpoint of time to alleviation of symptoms, the preliminary analysis of the virologic data indicated that peramivir demonstrated statistically significant reductions in influenza virus shedding in both peramivir treatment groups compared to placebo, with greater reductions in the 300mg dose. With this information and the additional pharmacokinetic information we have obtained subsequent to the trial, we are planning to initiate another Phase II clinical trial later in 2008 to evaluate the 300mg dose of peramivir as well as a higher dose of peramivir versus placebo. In addition, in July 2007, we announced the initiation of a Phase II clinical trial in hospitalized patients using an i.v. formulation of peramivir to compare the efficacy and safety of i.v. peramivir to orally administered oseltamivir in patients who require hospitalization due to acute influenza.

     In January 2007, we announced the United States Department of Health and Human Services (“HHS”) had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir. In January 2008, we announced that the development costs of our peramivir program to anticipated product approval would cost in excess of the $102.6 million contract since the development plan for peramivir had changed from that outlined in the original proposal to HHS. HHS has indicated that they will fund certain elements of our revised program, including the ongoing Phase II i.v. study evaluating peramivir in hospitalized subjects, the planning and conduct of the planned Phase II study of i.m. peramivir and the manufacturing and toxicology components of the program. Each of these elements has specific HHS funding limits and any costs outside the amounts approved by HHS may be the responsibility of the Company. The original contract of $102.6 million and the four year term remain unchanged.
     In March 2007, we announced our collaboration with Shionogi & Co., Ltd. (“Shionogi”) for the development and commercialization of peramivir in Japan. This exclusive license agreement for Japan included an upfront payment of $14 million and future clinical event milestone payments of up to $21 million. In December 2007, we received a $7 million milestone payment for their initiation of a Phase II clinical trial with the i.v. formulation of peramivir for the treatment of seasonal influenza.
     Our other drug candidate in clinical trials is our second generation PNP inhibitor, BCX-4208. Since November 2005, this program has been funded through an exclusive worldwide licensing agreement with F.Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”) to develop and commercialize BCX-4208/R3421 for the prevention of acute rejection in transplantation and for the treatment of autoimmune diseases. In July 2007, we announced that Roche had initiated a Phase II clinical trial with oral doses of BCX-4208/R3421, which is designed to evaluate the drug candidate in patients with moderate to severe plaque psoriasis.
     BioCryst is a Delaware corporation originally founded in 1986. Our Alabama office is located at 2190 Parkway Lake Drive, Birmingham, Alabama 35244, where the telephone number is (205) 444-4600 and our North Carolina office is located at 2425 Kildaire Farm Road, Cary, North Carolina 27518 where the telephone number is (919) 859-1302. For more information about BioCryst, please visit our website at www.biocryst.com. The information on our website is not incorporated into this Form 10-K.
Our Business Strategy
     Our business strategy is to increase the value of our drug candidate portfolio. We believe this is best achieved by retaining full product rights to our drug candidates within specialty markets, while relying on collaborative arrangements with third parties for drug candidates within larger markets or outside our area of expertise. Potential third party alliances could include preclinical development, clinical development, regulatory approval, marketing, sales and distribution of our drug candidates.
     We use structure-based drug design technologies to develop innovative, small-molecule pharmaceuticals to treat a variety of diseases and disorders. We focus our drug discovery efforts on building potent, selective inhibitors of enzymes associated with targeted diseases. Enzymes are proteins that cause or enable biological reactions necessary for the progression of the disease or disorder. The specific enzymes on which we focus are called enzyme targets. We aim to design compounds that will inhibit an enzyme target by fitting the active site of a particular enzyme. Inhibition means interfering with the functioning of an enzyme target, thereby stopping or slowing the progression of the disease or disorder. The principal elements of our strategy are:
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
     An important element of our business strategy is to control fixed costs and overhead through contracting and entering into license agreements with other parties. We maintain a streamlined corporate infrastructure that focuses on our strongest areas of expertise. By contracting with other specialty organizations, we believe that we can control costs, enable our drug candidates to reach the market more quickly and reduce our business risk. Key elements of our contracting strategy include:
•	Entering Into Relationships with Academic Institutions. Many academic institutions perform extensive research on the molecular and structural biology of potential drug development targets. By entering into relationships with these institutions, we believe we can leverage this respective research to significantly reduce the time, cost and risks involved in drug development. Our collaborative relationships with such organizations may lead to the licensing of one or more drug targets or compounds. Upon licensing a drug target or promising compound from one of these institutions, the scientists from the institution typically become working partners as members of our structure-based drug design teams. We believe this makes us a more attractive development partner to these scientists since they can continue to have some involvement in the continuing development of the program. In addition, we collaborate with outside experts in a number of areas, including crystallography, molecular modeling, combinatorial chemistry, biology, pharmacology, oncology, cardiology, immunology and infectious diseases. These collaborations enable us to complement our internal capabilities without adding costly overhead. We believe this strategy allows us to save valuable time and expense, and further diversify and strengthen our portfolio of drug candidates. An example of such a collaborative relationship is the arrangement that we have with Albert Einstein College of Medicine of Yeshiva University (“AECOM”) and Industrial Research Limited (“IRL”) who are the licensors of our PNP inhibitor programs.

•	Developing Drug Candidates or Licensing Them to Other Parties. We generally plan to advance drug candidates through initial and/or early-stage drug development. For larger disease indications requiring complex clinical trials, our strategy is to license drug candidates to pharmaceutical or biotechnology partners for final development and global marketing. We believe partnerships are a good source of development payments, license fees, future event payments and royalties. They also reduce the costs and risks, and increase the effectiveness, of late-stage product development, regulatory approval, manufacturing and marketing. We believe that focusing on discovery and early-stage drug development while benefiting from our partners’ proven development and commercialization expertise will reduce our internal expenses and allow us to have a larger number of drug candidates progress to later stages of drug development. However, after establishing a lead product candidate, we are willing to license that candidate during any stage of the development process we determine to be beneficial to the company and to the ultimate development and commercialization of that drug candidate. For some smaller niche disease indications markets, we may choose to develop, manufacture, and where appropriate market and distribute any approved drugs ourselves, such as forodesine HCl for certain T-cell and B-cell cancers in the United States (the “U.S.”).
Products in Development
     The following table summarizes BioCryst’s drug candidates in clinical development as of February 20, 2008:

Program and Candidate Disease
Category/Indication	Delivery Form	Development Stage	Worldwide Rights
PNP Inhibitor (forodesine HCl)			BioCryst (U.S.)/Mundipharma
CTCL	Oral	Pivotal	(EU, Australia, Asia)
CLL	Oral	Phase II

Neuraminidase Inhibitor (peramivir)			BioCryst (Rest of World)/Shionogi
Viral	i.v.	Phase II	(Japan)/Green Cross (Korea)
Viral	i.m.	Phase II

PNP Inhibitor (BCX-4208/R3421) Psoriasis	Oral	Phase II	Roche/BioCryst has co-promotion rights in the U.S. in limited indications
Additional Products
     In addition to the programs shown above, we also retain exclusive rights to potent inhibitors of parainfluenza neuraminidase, hepatitis C and additional PNP inhibitors. We will continue to evaluate and test each of these compounds to determine which should be taken into clinical testing.
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
     The link between T-cell proliferation and the purine nucleoside phosphorylase, or PNP, enzyme was first discovered approximately twenty-five years ago when a patient, who was genetically deficient in PNP, exhibited limited T-cell activity, but reasonably normal activity of other immune functions. In other patients lacking PNP activity, the T-cell population was selectively depleted; however, B-cell function tended to be normal. Based on these findings and the results of cell culture studies, inhibiting PNP appears to produce primarily suppression of T-cells without significantly impairing the function of other non-lymphoid cells.
     Acute Lymphoblastic Leukemia. The most common form of leukemia in children is acute lymphoblastic leukemia (“ALL”). According to the American Cancer Society, 5,200 new cases (adult and children combined) will be diagnosed in the United States in 2007 (T-cell and B-cell). ALL results from an acquired injury to the DNA of a single cell in the bone marrow.
     T-cell Lymphoma. Lymphoma is a general term for a group of cancers that originate in the lymphatic system. About 63,190 Americans will be diagnosed with a non-Hodgkin lymphoma in 2007 and approximately 15% of these will be considered T-cell lymphomas. T-cell lymphoma results when a T-lymphocyte (a type of white blood cell) undergoes a malignant change and begins to multiply, eventually crowding out healthy cells and creating tumors, which enlarge the lymph nodes and invade other sites in the body. CTCL is a primary skin neoplasm and accounts for nearly 50% of all T-cell malignancies.
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
B-cell Related Cancers
     Overview. There are two types of lymphocytes in the broadest sense — T-cells and B-cells. Although PNP inhibitors were developed specifically to block the T-cells, recent work indicates that the same biochemical event — the intracellular accumulation of deoxyguanosine triphosphate (“dGTP”) also occurs in malignant B-cells. Furthermore, work of Dr. Varsha Gandhi at MD Anderson Cancer Center has shown that PNP inhibitors, when acting in vitro on B-cells from patients with CLL induce accumulation of dGTP with resultant apoptosis (cell death).
     These studies open the possibility of treating CLL, B-ALL and B-cell non-Hodgkin Lymphoma (“NHL”) with forodesine HCl. Importantly, B-cell malignancies are considerably more prevalent than are the T-cell leukemias and lymphomas.
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
     In June 2000, we licensed a series of potent PNP inhibitors from AECOM and IRL. The lead drug candidate from this collaboration, forodesine HCl, is a more potent inhibitor of human lymphocyte proliferation than other previously known PNP inhibitors. Clinical data in our past and ongoing clinical trials, plus extensive preclinical studies indicate that forodesine HCl can modulate T-cell activities. Forodesine HCl is an investigational PNP inhibitor for the potential treatment of T-cell leukemias and lymphomas. In February 2006, we licensed forodesine HCl to Mundipharma to develop and commercialize in markets across Europe, Asia and Australia for use in oncology.
     During 2002, we exercised the option to add a new compound, BCX-4208, to the series of inhibitors of PNP licensed from AECOM and IRL. Preclinical results indicated that BCX-4208 was a more potent inhibitor than forodesine HCl. We completed a Phase I single ascending dose clinical trial and a Phase Ib multi-dose clinical trial, both in healthy volunteers. In November 2005, we licensed BCX-4208 to Roche for the world wide development and commercialization in autoimmune diseases and transplant rejection.

PNP Inhibitor (forodesine HCl)
Overview
     The first clinical trial with an intravenous formulation of forodesine HCl, which began in 2002, was a Phase I clinical trial that enrolled T-ALL patients at the M.D. Anderson Cancer Center in Houston, Texas. Simultaneously, there were preclinical studies being conducted at the M.D. Anderson Cancer Center which indicated that forodesine HCl induces the same biochemical changes in various other types of leukemia cells that are responsible for the inhibition of T-leukemia cells. The results of these preclinical studies led us to expand beyond the single starting trial in T-ALL by initiating additional clinical trials for refractory patients with B-ALL, CTCL, CLL, and other hematologic malignancies. Based on the encouraging results of these initial studies, we are working with our partner, Mundipharma, to develop a strategy for the simultaneous development of forodesine HCl in multiple indications and in potential combination therapies.
Current Development Strategy (T-ALL, CTCL, B-ALL, and CLL)
     Forodesine HCl Clinical Development. Following the completion of a Phase I/II clinical trial in patients with refractory CTCL, in October 2007, we initiated a planned pivotal trial with an oral formulation of forodesine HCl for treatment of patients with CTCL. This trial is being conducted under an SPA agreement negotiated with the FDA and will serve as a basis for a new drug application to the FDA using the oral formulations in patients with relapsed CTCL.
     Based on preclinical studies conducted at the M.D. Anderson Cancer Center which indicated that forodesine HCl induces the same biochemical changes in various other types of leukemia cells that are responsible for the inhibition of T-leukemia cells, we initiated two small clinical studies late in 2005 in B-cell leukemias, which are more prevalent than T-cell leukemias. First, we initiated a Phase II trial with oral forodesine HCl in patients with CLL in an advanced stage and refractory to fludarabine, a current standard therapy. Our initial trial has been amended so that any potential subject who had fludarabine treatment in the past is now eligible. This trial is on-going.
     We initiated a Phase I/II clinical trial of forodesine HCl to determine the safety of repeat doses of an i.v. formulation of the drug in patients with B-ALL. This trial is completed. Once the data are thoroughly analyzed, we will review the results with Mundipharma to determine the best clinical development strategy going forward.
     In January 2007, we initiated a Phase IIb multicenter, open-label, non-randomized repeat-dose registration study to evaluate an intravenous treatment of forodesine HCl followed by an oral treatment of forodesine HCl in patients with relapsed or refractory T-ALL. This study was being conducted under an SPA negotiated with the FDA and was designed to determine the rate of complete remission achieved with forodesine HCl. In March 2007, we announced that as a result of a stability issue with the i.v. formulation, that we were voluntarily placing this Phase IIb clinical trial on hold pending internal review and discussions with our partner, Mundipharma. In December 2007, we announced the formal termination of this study.
     In February 2006, we and Mundipharma entered into an exclusive license agreement to develop and commercialize forodesine HCl in markets across Europe, Asia and Australia for use in oncology. The agreement covers a number of markets in Asia and Australasia including Japan, Australia, New Zealand, China and India. This collaboration should help maximize the global development, commercialization, and market potential of forodesine HCl in a variety of serious medical conditions potentially including T-cell leukemia, CTCL, CLL, T-cell non-Hodgkin lymphoma and B-cell non-Hodgkin lymphoma.
PNP Inhibitor (BCX-4208/R3421)
Overview
     During 2004, we began clinical development of BCX-4208, another PNP inhibitor, as a drug candidate for the treatment of T-cell mediated autoimmune diseases, including psoriasis, and transplant rejection. Although BCX-

4208 and forodesine HCl are both investigational PNP inhibitors, BCX-4208 differs from forodesine HCl in significant ways. For example, BCX-4208 is more potent, and has the ability to suppress PNP for longer periods of time. Thus, BCX-4208 has potential advantages over forodesine HCl for the treatment of diseases requiring long-term, chronic administration of a PNP inhibitor. Psoriasis is a chronic and often painful and debilitating disease which affects an estimated 2-3 percent of the world’s population, accounting for nearly 125 million persons worldwide. The National Institute of Health estimates that 5.8-7.5 million Americans have psoriasis.
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
     During the third quarter of 2007, we announced that Roche had initiated a Phase IIa clinical trial to evaluate BCX-4208/R3421 in patients with moderate to severe plaque psoriasis.
Neuraminidase Inhibitor
Influenza
     Seasonal Influenza. Seasonal influenza, commonly known as the flu, is a viral infection characterized by symptoms including fever, cough, sore throat, fatigue, headache, and/or chills. According to the U.S. Centers for Disease Control and Prevention (“CDC”), an estimated 5% to 20% of the American population suffers from influenza annually, there are an estimated 200,000 influenza associated hospitalizations, and influenza is responsible for approximately 36,000 deaths annually. Influenza is particularly dangerous to the elderly, young children and people with certain health conditions. Outbreaks of seasonal flu tend to follow predictable patterns usually occurring in the winter. New vaccines are developed annually based on known flu strains and are usually available for the annual flu season. There are also antiviral treatments available for the treatment of people infected with influenza.
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
     While there are many different subtypes of the influenza A virus, only two subtypes are known to be currently circulating among humans. Avian influenza A viruses are found chiefly in birds, but there have been confirmed cases of infection in humans, generally as a result of contact with infected birds. These infections have led to symptoms ranging from those of normal flu to more severe and life threatening conditions. Influenza A (“H5N1”) is a subtype of an influenza virus that is highly contagious among birds and can be very deadly to them. Of the avian influenza viruses that have crossed the species barrier to infect humans, the H5N1 virus has caused the largest number of detected cases of severe disease and death in humans. Thus far, person to person spread of this virus is considered extremely rare, but as influenza A viruses constantly change, they could mutate over time to have the ability to spread rapidly among humans.
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
     Vaccines are available against the disease but have limitations: people require advance vaccination; vaccines are limited by their specificity to particular strains of the virus; and vaccines offer little protection if the strain of influenza that circulates is different from that present in the vaccine. In addition, many people decline the required injections because of fear and/or discomfort. The ability of the virus to change its structure to avoid the body’s natural defenses is a serious obstacle to developing an effective vaccine against influenza. Different strains can arise when surface antigens on the virus (the portion of the virus that causes an immune reaction in humans) undergo minor genetic mutations each year as the virus replicates. Because of this mutability, the immunity acquired in response to infection by a particular strain of the virus does not provide adequate protection against viruses that subsequently arise. The production of a new vaccine each year is not only complex and expensive, but also an inefficient method of global disease control.
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
     In addition to our neuraminidase inhibitor drug candidate, peramivir, both Roche, in collaboration with Gilead Sciences, and GlaxoSmithKline (“GSK”) have neuraminidase inhibitors on the market. Roche’s neuraminidase inhibitor is a twice-a-day, orally active neuraminidase inhibitor, while GSK’s neuraminidase inhibitor is administered by dry powder inhaler twice a day. Both drugs are approved for marketing in the United States and other countries for treatment of influenza and are to be administered for 5 days. Roche’s neuraminidase inhibitor is also approved for prophylaxis use for prevention of influenza. In addition to these companies with neuraminidase inhibitors, there are other companies working to develop additional antiviral drugs to be used against various strains of influenza.
     Some studies in laboratories suggest that some of these neuraminidase inhibitor drugs should work in treating avian influenza infections in humans, but additional studies are needed to demonstrate the effectiveness of these drugs.
     Government Stockpiling. With the concern of avian influenza and the possible threat of a pandemic, many governments throughout the world have been stockpiling antiviral drugs, such as Roche’s neuraminidase inhibitor, oseltamivir. There is interest in many of these governments, including the U.S. government to find additional vaccines and antivirals to address a potential pandemic situation.
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
     Previous development of peramivir in an oral formulation was conducted through a worldwide license agreement between the Company and the R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical Inc. (both Johnson & Johnson companies). Johnson & Johnson made the business decision to terminate this agreement in 2001 and returned all rights to us. In June 2002, we completed an ongoing Phase III clinical trial that had been started by Johnson & Johnson and subsequently terminated development of our oral peramivir program as a result of missing the primary endpoint in the pivotal trial.
     Current status of peramivir. Due to the recent international concern about a potential influenza pandemic that could be initiated by avian strains of the virus, peramivir has received considerable attention, since it is positioned to be one of very few advanced antiviral alternatives to oral oseltamivir, or Tamiflu, for addressing a potential pandemic. As a result, we filed an IND in 2005 and re-initiated the clinical development of peramivir during 2006.
Current Development Strategy
     Preclinical studies comparing peramivir with other anti-influenza drugs have demonstrated that peramivir has outstanding broad-spectrum potency against multiple strains of influenza, including the avian strain H5N1. In addition, peramivir retains activity against nearly all oseltamivir-resistant strains of influenza that have been identified to date. We are currently focusing on injectable formulations of peramivir that may achieve high blood levels that should be effective against most strains of influenza, including strains that may be resistant to oseltmivir (Tamiflu). Our investigational new drug application (“IND”) for i.v. peramivir became effective in December 2005 and for i.m. in December 2006. We received fast track designation from the FDA in January 2006 and initiated a Phase I clinical trial with i.v. peramivir in March 2006. During 2006, we conducted multiple Phase I clinical trials in healthy volunteers in preparation for the Phase II trials to be initiated during the 2006-2007 influenza season, which began with the initiation of a Phase II study with the i.m. formulation in January 2007.
     Intramuscular peramivir. In September 2007, we announced the results of our Phase II study with i.m. peramivir injection. The study was a randomized, double-blind placebo-controlled clinical trial designed to test whether peramivir, when administered acutely in high doses intramuscularly, could reduce the duration of symptoms during seasonal influenza. During the study, 344 patients who had a positive rapid antigen test indicating influenza were randomized to receive i.m. injections of either placebo or one of two dose levels of peramivir (150mg and 300mg) as a single dose administered within 48 hours of symptom onset. The primary endpoint of the study was the time to alleviation of symptoms in the patients confirmed with influenza infection, of which there were 313. The results indicated that in these 313 subjects, a single dose of peramivir demonstrated a treatment improvement over placebo, but the improvement was not statistically significant. Following the release of these results, we completed additional analysis of the clinical data and performed a preliminary analysis of the virologic data from this trial. We also conducted further pharmacokinetic (“PK”) studies in healthy volunteers.
     Preliminary analysis of the virologic data from this Phase II i.m. trial indicated that i.m. peramivir demonstrated statistically significant reductions in influenza virus shedding in both active treatment groups when compared to placebo, with greater reductions in the 300mg group. Additionally, PK studies have been completed, which indicate that needle length impacts adequate and consistent systemic exposure to i.m. peramivir. Based on these clinical results and virologic data, we believe that a single i.m. dose of 300mg peramivir can be a potentially clinically effective dose. However, given the dose-response observed between the 150mg and 300mg doses in the Phase II trial, we believe it is prudent to evaluate whether doses higher than 300mg provide additional efficacy. As a result, we are planning to initiate a Phase II clinical trial that will evaluate the 300mg dose and a higher dose of peramivir later this year.
     Intravenous peramivir. In July 2007, we announced the initiation of a Phase II clinical trial of i.v. peramivir to compare the efficacy and safety of i.v. peramivir to orally administered oseltamivir in patients who require hospitalization due to acute influenza. This trial was initiated in the Southern Hemisphere and is currently ongoing in the Northern Hemisphere.
     Summary. Our plan is to continue developing both injectable formulations in the in-patient and out-patient settings. In addition to the progress made clinically in both programs, we have also made significant progress in the manufacturing and toxicology work required to advance both programs forward toward product approval. Preclinical studies have indicated that a single injection of peramivir is effective at preventing death in mice from infections with virulent strains of influenza. If this finding can be confirmed in clinical trials, we believe the injectable formulations of peramivir will have considerable potential for treating patients with seasonal influenza infections, in addition to providing an effective mechanism for treating large numbers of patients rapidly in the event of a flu pandemic.
     Congress approved an appropriation of $3.8 billion for 2006 to support the development of various countermeasures for a flu pandemic. The appropriation included funding for the development of new antiviral agents. In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir for U.S. licensure. In January 2008, we announced that the development cost of our peramivir program to anticipated product approval would cost in excess of the $102.6 million contract since the development plan for peramivir had changed from that outlined in the original proposal to HHS. HHS has indicated that they will fund certain elements of our revised program, including the ongoing Phase II i.v. study evaluating peramivir in hospitalized subjects, the planning and conduct of the planned Phase II study of i.m. peramivir, and the manufacturing and toxicology components of the program. Each of these elements has specific HHS funding limits and any costs outside the approved amounts by HHS may be the responsibility of the Company. The original contract of $102.6 million and the four year term remain unchanged.
     In addition to the contract with HHS, we have established collaborative relationships with Shionogi and Green Cross for the development and commercialization in Japan and Korea, respectively. The Shionogi agreement was established in February 2007, which resulted in an upfront payment of $14 million. In December 2007, we received a $7 milestone payment from Shionogi for their initiation of a Phase II clinical trial with i.v. peramivir.
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
Research and Development
     We initiated our research and development program in 1986, with drug synthesis beginning in 1987. We have assembled a scientific research staff with expertise in a broad base of advanced research technologies including protein biochemistry, X-ray crystallography, chemistry and pharmacology. Our research facilities include protein biochemistry and organic synthesis laboratories, testing facilities, X-ray crystallography, computer and graphics equipment and facilities to make drug candidates on a small scale for early stage clinical trials. Beginning in June

2006, we began building an internal clinical development and regulatory team, based in Cary, North Carolina to manage the development strategy for our later stage products.
     During the years ended December 31, 2007, 2006 and 2005, we spent $94.1, $47.1 and $23.6 million, respectively, on research and development. Approximately $19.5, $12.2 and $8.2 million of those respective amounts were spent on in-house research and development, and $74.6, $34.9 and $15.4 million, respectively were spent on contract research and development.
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
     Another important component of our strategy is to augment our internal discovery programs through the selective in-licensing of potential drug development targets or early stage compounds for these specific targets. For example, our PNP inhibitors were in-licensed from AECOM and IRL in June 2000.
Corporate Alliances
     Roche. In November 2005, we entered into an exclusive license with Roche for the development and commercialization of our second generation PNP inhibitor, BCX-4208, for the prevention of acute rejection in transplantation and for the treatment of autoimmune diseases. Under the terms of the agreement, Roche obtained worldwide rights to BCX-4208 in exchange for an up-front payment of $30 million, which included a payment as reimbursement for a limited supply of material during the first 24 months of the collaboration. There could also be future event payments for achieving specified development, regulatory and commercial milestones (including sales level milestones following a product’s launch) for certain indications. In addition, we will receive royalties based on a percentage of net product sales, which varies depending upon when certain indications receive New Drug Application (“NDA”) approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. We licensed this compound and other PNP inhibitors from AECOM and IRL and will owe sublicense payments to these third parties on any upfront payment, future event payments and royalties received by us for the sublicense of these inhibitors.
     Roche has a right of first negotiation, under certain conditions, on existing backup PNP inhibitors we develop through Phase IIb in transplant rejection and autoimmune diseases, but any new PNP inhibitors are exempt from this agreement and we retain all rights to such compounds. We retain the right to co-promote BCX-4208 in the U.S. for certain indications. Roche has certain obligations under the terms of the agreement to use commercially reasonable efforts to develop, manufacture and commercialize the licensed product. The agreement may be terminated by either party following an uncured material breach by the other party or may be either fully or partially terminated by Roche without cause under certain conditions and all rights, data, materials, products and other information would be transferred to us at no cost.
     Mundipharma. In February 2006, we entered into an exclusive, royalty bearing right and license in the specified territory (primarily Europe, Asia and Australia) with Mundipharma for the development and commercialization of our lead PNP inhibitor, forodesine HCl, for use in oncology. Under the terms of the agreement, Mundipharma obtained oncology rights to forodesine HCl in the specified territory in exchange for a $10 million up-front payment. Mundipharma will share 50% of the documented third party development costs incurred by us in respect of our current and planned trials as of the effective date of the agreement provided that Mundipharma’s maximum contribution to these trials shall be $10 million. In addition, Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15 million. The license provides for future event payments for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, we will receive royalties based on a percentage of net product sales, which varies depending upon when certain indications receive NDA approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. We licensed this compound and other PNP inhibitors from AECOM and IRL and will owe sublicense payments to these third parties on the upfront payment, future event payments and royalties received by us for the sublicense of these inhibitors.
     Within five years of the effective date of the agreement, Mundipharma has a right of first negotiation on existing backup PNP inhibitors we develop through Phase IIb in oncology, but any new PNP inhibitors are exempt from this agreement and we retain all rights to such compounds. We retain the rights to forodesine HCl in the U.S. and Mundipharma is obligated by the terms of the agreement to use commercially reasonable efforts to develop the licensed product in the territory specified by the agreement. The agreement will continue for the commercial life of the licensed products, but may be terminated by either party following an uncured material breach by the other party or in the event the pre-existing third party license with AECOM and IRL expires. It may be terminated by Mundipharma upon 60 days written notice without cause or under certain other conditions as specified in the agreement and all rights, data, materials, products and other information would be transferred to us at no cost. In the event we terminate the agreement for material default or insolvency, we could have to pay Mundipharma 50% of the costs of any independent data owned by Mundipharma in accordance with the terms of the agreement.
     Shionogi. In March 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize the Company’s lead influenza neuraminidase inhibitor, peramivir, in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan in exchange for a $14 million up-front payment. The license provides for future event payments for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In December 2007, the Company received a $7 million milestone payment from Shionogi for their initiation of a Phase II clinical trial with i.v. peramivir. In addition, the Company will receive royalties based on a percentage of net product sales. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on the upfront payment and any future event payments and/or royalties received by the Company from Shionogi. The Company retains all rights to commercialize peramivir in North America, Europe, and other countries outside of Korea and Japan.
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
Academic Alliances
     Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd, New Zealand. In June 2000, we licensed a series of potent inhibitors of PNP from AECOM and IRL. The lead drug candidates from this collaboration are forodesine HCl and BCX-4208. We have obtained worldwide exclusive rights to develop and ultimately distribute these compounds or any other drug candidates that might arise from research on these inhibitors. We have agreed to pay certain milestone payments for future development of these inhibitors, certain royalties on sales of any resulting product, and to share in future payments received from other third-party partners, if any. In addition, we have agreed to pay an annual license fee that is non-refundable, but is creditable against actual royalties and other payments due to AECOM and IRL. This agreement may be terminated by us at any time by giving 60 days advance notice or in the event of material uncured breach by AECOM and/or IRL.

     The University of Alabama at Birmingham. We have had a close relationship with UAB since our formation. Our former Chairman, Dr. Charles E. Bugg, was the previous Director of the UAB Center for Macromolecular Crystallography, and our Chief Operating Officer, Dr. J. Claude Bennett, was the former President of UAB, the former Chairman of the Department of Medicine at UAB and a former Chairman of the Department of Microbiology at UAB. Several of our early programs originated at UAB.
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
Government Contracts
     In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir. In January 2008, we announced the development cost of our peramivir program to product approval would cost in excess of the $102.6 million contract since the development plan for peramivir has changed from that outlined in the original proposal to HHS. HHS has indicated that they will fund certain elements of our revised program, including the ongoing Phase II i.v. study in hospitalized subjects, planning and conduct of the planned Phase II i.m. study, manufacturing and toxicology. Each of these elements has specific HHS funding limits and costs outside the approved amounts by HHS may be the responsibility of the Company. The original contract of $102.6 million and the four year term remain unchanged. HHS has indicated that antiviral drugs are an important element of their pandemic influenza preparedness efforts and that their strategy includes not only stockpiling of existing antiviral drugs but also seeking out new antiviral medications to further broaden their capabilities to treat and prevent all forms of influenza. Peramivir is in the same class of neuraminidase inhibitors as oseltamivir (Tamiflu) and zanamivir (Relenza), all of which are antiviral drugs, but the method of delivery for peramivir will be parenteral (i.m. and i.v.) as compared to the oral Tamiflu or inhaled Relenza. We are committed to working with HHS for the development of these parenteral formulations of peramivir which could be especially useful in hospital settings or pandemic situations due to the ability to achieve high levels of the drug rapidly throughout the body.
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
     As of February 20, 2008, we have been issued 29 U.S. patents that expire between 2009 and 2025 and that relate to our PNP, serine protease and neuraminidase inhibitor compounds. We have licensed six different class of compounds representing new composition of matter patents from AECOM and IRL for our PNP inhibitors, plus additional manufacturing patents related to these PNP inhibitors and one patent from Emory related to hepatitis C. Additionally, we have 15 PCT or U.S. patent applications pending related to PNP, neuraminidase, RNA viral polymerase, paramyxovirus neuraminidase, and serine protease inhibitors. Our pending applications may not result in issued patents, and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially viable.
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
Marketing and Sales
     We may decide to market, distribute and sell forodesine HCl in the U.S. for use in treatment of various cancers. Although our general strategy is to rely on major marketing companies for worldwide commercialization of most products we may develop, we believe that we can manage the highly specialized oncology market for forodesine HCl within the U.S. However, in general, we lack experience in marketing, distributing and selling pharmaceutical products. Our general strategy is to rely on partners, licensees or arrangements with others to provide for the marketing, distribution and sales of products we may develop. We may not be able to establish and maintain acceptable commercial arrangements with partners, licensees or others to perform such activities.
Competition
     The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in activities similar to ours, including research and development of drugs for the treatment of cancer, infectious, autoimmune, and inflammatory disorders. Many of these companies have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations than we do. In addition, some of them have considerable experience in preclinical testing, clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. They may also market commercial products, either on their own or through collaborative efforts.
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
     Initiation and completion of the clinical trial phases are dependent on several factors including things that are beyond our control. For example, the clinical trials cannot begin at a particular site until that site receives approval from its Institutional Review Board (“IRB”), which reviews the protocol and related documents. This process can take from several weeks to several months. In addition, clinical trials are dependent on patient enrollment, but the rate at which patients enroll in the study depends on:
•	willingness of investigators to participate in a study;

•	ability of clinical sites to obtain approval from their IRB;

•	the availability of the required number of eligible subjects to be enrolled in a given trial;

•	the availability of existing or other experimental drugs for the disease we intend to treat;

•	the willingness of patients to participate; and

•	the patients meeting the eligibility criteria.
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

Human Resources
     As of February 20, 2008, we had 106 employees, of whom 79 were engaged in research and development and 27 were in general and administrative functions. Our scientific staff, 33 of whom hold Ph.D. or M.D. degrees, has diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, and medicinal chemistry. We consider our relations with our employees to be satisfactory.
Scientific Advisory Board and Consultants
     Our scientific advisory board (“SAB”) is comprised of six scientific advisors who are leaders in certain of our core disciplines or who otherwise have specific expertise in our therapeutic focus areas. The SAB meets as a group at scheduled meetings and consists of the following individuals:

Name	Position
Charles E. Bugg, Ph.D. (Chairman)	Former Chairman and Chief Executive Officer of BioCryst Pharmaceuticals, Inc.; Former Professor of Biochemistry and Molecular Genetics, Director of the Center for Macromolecular Crystallography, and Associate Director of the Comprehensive Cancer Center, University of Alabama at Birmingham

Albert F. LoBuglio, M.D.	Director Emeritus and Distinguished Professor, Comprehensive Cancer Center , University Of Alabama at Birmingham

Gordon N. Gill, M.D.	Professor of Medicine and Cellular and Molecular Medicine; Dean of Translational Medicine, University of California, San Diego School of Medicine.

Lorraine J. Gudas, Ph.D.	Professor and Chairman, Department of Pharmacology
Weill Medical College of Cornell University, Revlon
Pharmaceutical Professor of Pharmacology and Toxicology.

Herbert A. Hauptman, Ph.D.	President of the Hauptman-Woodward Medical Research
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
     The SAB members are reimbursed for their expenses and receive periodic options to purchase shares of common stock. We also have consulting agreements with the Chairman of our SAB and a number of other scientists with expertise in our core disciplines or who are specialists in diseases or treatments on which we focus. The SAB members and other consultants are all employed by or may have consulting agreements with entities other than us, some of which may compete with us in the future. They are expected to devote only a small portion of their time to our business, although no specific time commitment has been established. They are not expected to participate actively in our affairs or in the development of our technology. Several of the institutions with which the SAB members and the consultants are affiliated may adopt new regulations or policies that limit their ability to consult with us. The loss of the services of the SAB members and the consultants could adversely affect us to the extent that we are pursuing research or development in areas relevant to their expertise.

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
Financial Information
     For information related to our revenues, profits, net loss and total assets, in addition to other financial information, please refer to the Financial Statement and Notes to Financial Statements contained in this Annual Report.
Available Information
     We have available a website on the Internet. Our address is www.biocryst.com. We make available, free of charge, at our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available at our website copies of our audit committee charter, compensation committee charter, corporate governance and nominating committee charter and our code of business conduct, which applies to all employees of BioCryst as well as the members of our Board of Directors.

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
     Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of December 31, 2007, our accumulated deficit was approximately $224.5 million. To become profitable, we must successfully manufacture and develop drug product candidates, receive regulatory approval, and successfully commercialize or enter into profitable agreements with other parties. It could be several years, if ever, before we receive royalties from any current or future license agreements or revenues directly from product sales.
     Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock would likely decline.
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
     Our ability to successfully complete clinical trials is dependent upon many factors, including but not limited to:
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
     As our clinical programs continue to grow and patient enrollment increases, our costs will increase. Our current and planned clinical trials plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our drug candidates will consume significant capital resources. Our expenses, revenues and burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount of funding we receive from HHS for peramivir, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our drug candidates, the progress and results of our current and proposed clinical trials for our most advanced drug products, the progress made in the manufacturing of our lead products and the progression of our other programs.
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
If HHS were to eliminate, reduce or delay funding from our contract or dispute some of our incurred costs, this would have a significant negative impact on our revenues, cash flows and the development of peramivir.
     Our projections of revenues and incoming cash flows are substantially dependent upon HHS reimbursement for the costs related to our peramivir program. If HHS were to eliminate, reduce or delay the funding for this program or disallow some of our incurred costs, we would have to obtain additional funding for development of this drug candidate or significantly reduce or stop the development effort. For example, in January 2008, we announced the development cost of our peramivir program to product approval would cost in excess of the $102.6 million contract since the development plan for peramivir has changed from that outlined in the original proposal to HHS. HHS has indicated that they will fund certain elements of our revised program, including the ongoing Phase II i.v. study in hospitalized subjects, planning and conduct of the planned Phase II i.m. study, manufacturing and toxicology. Each of these elements has specific HHS funding limits and costs outside the approved amounts by HHS may be the responsibility of the Company. The original contract of $102.6 million and the four year term remain unchanged.
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
     The U.S. government may terminate its contract with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions does not permit these recoveries.
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
     Currently, we have established collaborative relationships with four pharmaceutical companies, Roche, Mundipharma, and both Shionogi and Green Cross for development and commercialization of BCX-4208, forodesine HCl and peramivir, respectively. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
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
     We are currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine HCl. Notwithstanding, we do not believe that we are responsible for any of the disputed amounts. We are engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to us is estimated to be approximately $5 million (approximately 3.4 million euro). Because of the preliminary nature of the discussions, no amounts have been accrued as of December 31, 2007.
We have not commercialized any products or technologies and our future revenue generation is uncertain.
     We have not commercialized any products or technologies, and we may never be able to do so. We currently have no marketing capability and no direct or third-party sales or distribution capabilities and may be unable to establish these capabilities for products we plan to commercialize. In addition, our revenue from collaborative agreements is dependent upon the status of our preclinical and clinical programs. If we fail to advance these programs to the point of being able to enter into successful collaborations, we will not receive any future event or other collaborative payments.
     Our ability to receive revenue from products we commercialize presents several risks, including:

•	we or our collaborators may fail to successfully complete clinical trials sufficient to obtain FDA marketing approval;

•	many competitors are more experienced and have significantly more resources and their products could be more cost effective or have a better efficacy or tolerability profile than our product candidates;

•	we may fail to employ a comprehensive and effective intellectual property strategy which could result in decreased commercial value of our company and our products;

•	we may fail to employ a comprehensive and effective regulatory strategy which could result in a delay or failure in commercialization of our products;

•	our ability to successfully commercialize our products are affected by the competitive landscape, which cannot be fully known at this time;

•	reimbursement is constantly changing which could greatly affect usage of our products; and

•	any future revenue directly from product sales would depend on our ability to successfully complete clinical studies, obtain regulatory approvals, manufacture, market and commercialize any approved drugs.
If our development collaborations with third parties, such as our development partners and contract research organizations, fail, the development of our drug product candidates will be delayed or stopped.
     We rely heavily upon other parties for many important stages of our drug development programs, including but not limited to:
•	discovery of compounds that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	licensing or design of enzyme inhibitors for development as drug product candidates;

•	execution of some preclinical studies and late-stage development for our compounds and product candidates;

•	management of our clinical trials, including medical monitoring and data management;

•	execution of additional toxicology studies that may be required to obtain approval for our product candidates; and

•	manufacturing the starting materials and drug substance required to formulate our drug products and the drug products to be used in both our clinical trials and toxicology studies.
     Our failure to engage in successful collaborations at any one of these stages would greatly impact our business. If we do not license enzyme targets or inhibitors from academic institutions or from other biotechnology companies on acceptable terms, our product development efforts would suffer. Similarly, if the contract research organizations that conduct our initial or late-stage clinical trials, conduct our toxicology studies, manufacture our starting materials, drug substance and drug products or manage our regulatory function breached their obligations to us or perform their services inconsistent with industry standards and not in accordance with the required regulations, this would delay or prevent the development of our product candidates.
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
     Further development and potential commercialization of peramivir is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, potential commercialization of peramivir is subject to further risks, including but not limited to the following:
•	the injectable versions of peramivir are currently in Phase II clinical development and have been tested in a limited number of humans and may not be safe or effective;

•	necessary government or other third party funding and clinical testing for further development of peramivir may not be available timely, at all, or in sufficient amounts;

•	the avian flu prevention or treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines could substantially replace potential demand for an antiviral such as peramivir;

•	any substantial demand for avian flu treatments may occur before peramivir can be adequately developed and tested in clinical trials;

•	injectable forms of peramivir may not prove to be accepted by patients and physicians as a treatment for seasonal influenza compared to the other currently marketed antiviral drugs, which would limit revenue from non-governmental entities;

•	numerous large and well-established pharmaceutical and biotech companies will be competing to meet the market demand for avian flu drugs and vaccines;

•	regulatory authorities may not make needed accommodations to accelerate the drug testing and approval process for peramivir; and

•	in the next few years, it is expected that a limited number of governmental entities will be the primary potential customers for peramivir and if we are not successful at marketing peramivir to these entities for any reason, we will not receive substantial revenues from stockpiling orders from these entities.
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
     We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon third-party manufacturers to manufacture the materials required for our drug product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including but not limited to problems involving:

•	inconsistent production yields;

•	product liability claims;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes that could strike their facilities;

•	potential impurities in our drug substance or drug products that could affect availability of product for our clinical trials or future commercialization;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance with regulations and specifications set forth by the FDA or other foreign regulatory agencies.
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
     We and our partners are performing research on or developing products for the treatment of several disorders including T-cell mediated disorders (T-cell cancers, transplant rejection, psoriasis and other autoimmune indications), oncology, influenza, and hepatitis C. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai’s Targretin for CTCL and the current neuraminidase inhibitors marketed by Glaxo Smith Kline and Roche for influenza. In addition, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP, influenza, hepatitis C, and in other therapeutic areas where we have discovery efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.
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
If our facility incurs damage or power is lost for a significant length of time, our business will suffer.
     We currently store numerous clinical and stability samples at our facility that could be damaged if our facility incurred physical damage or in the event of an extended power failure. We have backup power systems in addition to backup generators to maintain power to all critical functions, but any loss of these samples could result in significant delays in our drug development process.
     In addition, we currently store most of our preclinical and clinical data at our facility. Duplicate copies of most critical data are stored off-site in a bank vault. Any significant degradation or failure of our computer systems could cause us to inaccurately calculate or lose our data. Loss of data could result in significant delays in our drug development process and any system failure could harm our business and operations.
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
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2007, the 52-week range of the market price of our stock was from $5.68 to $13.18 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
     Our administrative offices and principal research facilities are located in 50,150 square feet of leased space in Riverchase Industrial/Research Park in Birmingham, Alabama. The lease runs through June 30, 2015 with an option to renew the lease for an additional five years at current market rates. In addition, we currently lease 5,565 square feet of office space in Cary, North Carolina through February 28, 2010 for our clinical and regulatory operation. We believe that our facilities are adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock trades on the NASDAQ Global MarketSM under the symbol BCRX. The following table sets forth the low and high sales prices of our common stock as reported by NASDAQ Global MarketSM for each quarter in 2007 and 2006:

	2007		2006
	Low	High	Low	High
First quarter	$7.80	$12.50	$15.80	$23.00
Second quarter	6.57	10.05	10.89	18.11
Third quarter	7.20	13.18	8.20	14.94
Fourth quarter	5.68	8.33	10.80	12.89
The last sale price of the common stock on February 20, 2008 as reported by NASDAQ Global MarketSM was $3.98 per share.
Holders
As of February 20, 2008, there were approximately 263 holders of record of our common stock.
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

	Beginning
	Investment	Investment	Investment	Investment	Investment	Investment
	12/31/02	at 12/31/03	at 12/31/04	at 12/31/05	at 12/31/06	at 12/31/07
BioCryst Pharmaceuticals, Inc.	$100.00	$713.54	$602.08	$1,744.79	$1,204.17	$643.75
The NASDAQ Stock Market	100.00	149.52	162.72	166.18	182.57	197.98
NASDAQ Pharmaceutical Stocks	100.00	146.59	156.13	171.93	168.29	176.97

The above graph measures the change in a $100 investment in the Company’s common stock based on its closing price of $0.96 on December 31, 2002 and its year-end closing price thereafter. The Company’s relative performance is then compared with the CRSP Total Return Indexes for the NASDAQ Stock Market (U.S.) and NASDAQ Pharmaceutical Stocks.

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fiscal year ended December 31, 2007.
Equity Compensation Plan Information
The following table provides the specified information as of December 31, 2007.

	(a) Number of securities	(b) Weighted-average	(c) Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of outstanding	outstanding stock	future issuance under
	stock option awards,	option awards,	equity compensation
	restricted stock awards,	restricted stock	plans (excluding
	warrants and	awards,	securities reflected in
Plan Category	rights	warrants and rights	column (a))
Equity compensation plans approved by security holders

Stock Option Awards (1)	5,023,258	$9.20	592,027

Restricted Stock Awards (1)	50,000	—	—

Stock Purchase Plan (2)	—	—	64,758

Equity compensation plans not approved by security holders

Stock Option Inducement Grant (3)	110,000	$8.20	—

Restricted Stock Awards (3)	10,000	—	—

Total	5,193,258	$9.07	656,785

(1)	Consists of awards granted under the Stock Incentive Plan.

(2)	Consists of shares granted under the Employee Stock Purchase Plan. The number of shares that may be issued pursuant to the Employee Stock Purchase Plan during a given period and the purchase price of such shares cannot be determined in advance of such purchases.

(3)	Consists of shares granted by the Board of Directors to recruit a new employee to a key position within the Company.
Notes to (1)-(3)-The plans noted in this table are described more fully in Note 8 of the Financial Statements included in Item 8 of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	(In thousands, except per share data)
Statement of Operations Data:	2007	2006	2005	2004	2003
Total revenues	$71,238	$6,212	$152	$337	$653
Research and development expenses	94,052	47,083	23,642	18,868	11,522
Net loss	(29,055)	(43,618)	(26,099)	(21,104)	(12,700)

Amounts per common share:
Basic and diluted net loss per share	$(0.89)	$(1.50)	$(1.01)	$(1.00)	$(.72)

Weighted average shares outstanding	32,771	29,147	25,721	21,165	17,703

	December 31,
	(In thousands)
Balance Sheet Data:	2007	2006	2005	2004	2003
Cash, cash equivalents and securities	$85,009	$46,236	$59,988	$28,704	$25,732
Total assets	142,717	68,485	99,248	32,469	30,096
Long-term deferred revenue	49,694	36,596	29,426	300	300
Accumulated deficit	(224,536)	(195,481)	(151,863)	(125,764)	(104,660)
Total stockholders’ equity	64,905	21,155	58,440	29,334	28,447

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
     The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited Financial Statements and the accompanying notes to the financial statements and other disclosures included in this Annual Report on Form 10-K (including the disclosures under “Item 1A. Risk Factors”).
Overview
2007 Corporate Highlights
Forodesine HCl
     Following the completion of a Phase I/II clinical trial of forodesine HCl in patients with refractory CTCL, in October 2007 we initiated a planned pivotal trial with an oral formulation of forodesine HCl for treatment of patients with CTCL. This trial is being conducted under an SPA agreement negotiated with the FDA and will serve as a basis for a new drug application to the FDA using the oral formulations in patients with relapsed CTCL. In February 2007, we announced that the Committee for Orphan Medicinal Products of the European Medicines Agency had granted orphan drug designation to forodesine HCl for the treatment of CTCL.
     At the December 2007 meeting of the American Society of Hematology (“ASH”) Madeline Duvic, M.D., Deputy Chair, Dermatology, The University of Texas M.D. Anderson Cancer Center presented interim data from the Phase I/II clinical study of oral forodesine HCl in the treatment of subjects with refractory CTCL. The overall response rate for these subjects was 39%, including 2 subjects with complete response (6%) and 12 subjects with partial response (33%). These data indicated that in addition to a good safety profile, forodesine HCl demonstrated clinical activity as a single oral agent in patients with advanced refractory CTCL.
     In January 2007, we initiated a Phase IIb multicenter, open-label, non-randomized repeat-dose registration study to evaluate an intravenous treatment of forodesine HCl followed by an oral treatment of forodesine HCl in patients with relapsed or refractory T-ALL. This study was being conducted under an SPA negotiated with the FDA and was designed to determine the rate of complete remission achieved with forodesine HCl. In March 2007, we announced that as a result of a stability issue with the i.v. formulation, that we were voluntarily placing this Phase IIb clinical trial on hold pending internal review and discussions with the our partner, Mundipharma. In December 2007, we announced the formal termination of this study.
Peramivir
     In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir. In January 2008, we announced the development cost of our peramivir program to product approval would cost in excess of the $102.6 million contract since the development plan for peramivir has changed from that outlined in the original proposal to HHS. HHS has indicated that it will fund certain elements of our revised program, including the ongoing Phase II i.v. study evaluating peramivir in hospitalized subjects, the planning and conduct of the planned Phase II study of i.m. peramivir in subjects with uncomplicated influenza and the manufacturing and toxicology components of the program. Each of these elements has specific HHS funding limits and any costs outside the approved amounts by HHS may be the responsibility of the Company. The original contract of $102.6 million and the four year term remain unchanged.

     In addition to the contract with HHS, in February 2007, we established a collaborative relationship with Shionogi for the development and commercialization of peramivir in Japan. This agreement resulted in an upfront payment of $14 million. In December 2007, we received a $7 milestone payment from Shionogi for their initiation of a Phase II clinical trial with i.v. peramivir.
     Intramuscular peramivir In September 2007, we announced the results of our Phase II study with i.m. peramivir injection. The study was a randomized, double-blind placebo-controlled clinical trial designed to test whether peramivir, when administered acutely in high doses intramuscularly, could reduce the duration of symptoms during seasonal influenza. During the study, 344 patients who had a positive rapid antigen test indicating influenza were randomized to receive i.m. injections of either placebo or one of two dose levels of peramivir (150mg and 300mg) as a single dose administered within 48 hours of symptom onset. The primary endpoint of the study was the time to alleviation of symptoms in the patients confirmed with influenza infection, of which there were 313. The results indicated that in the 313 subjects, a single dose of peramivir demonstrated a treatment improvement over placebo, but the improvement was not statistically significant. Following the release of these results, we completed additional analysis of the clinical data and performed a preliminary analysis of the virologic data from this trial. We also conducted further pharmacokinetic (PK) studies in healthy volunteers.
     Preliminary analysis of the virologic data from this Phase II i.m. trial indicated that i.m. peramivir demonstrated statistically significant reductions in influenza virus shedding in both active treatment groups when compared to placebo, with greater reductions in the 300mg group. Additionally, PK studies have been completed, which indicate that needle length impacts adequate and consistent systemic exposure to i.m. peramivir. Based on these clinical results and virologic data, we believe that a single i.m. dose of 300mg peramivir can be a potentially clinically effective dose. However, given the dose-response observed between the 150mg and 300mg doses in the Phase II trial, we believe it is prudent to evaluate whether doses higher than 300mg provide additional efficacy. As a result, we are planning to initiate a Phase II clinical trial that will evaluate the 300mg dose and a higher dose of peramivir later this year.
     In January, 2008 we announced that we would not continue to pursue the peramivir i.m. Phase III pivotal program in the current flu season and would work toward the initiation of a Phase II clinical trial later this year that would evaluate a 300mg dose and a higher dose of peramivir compared to placebo. The decision to terminate the Phase III program was made by us after further evaluation of the Phase II study data, additional pk studies, the potential availability of an alternative formulation and additional discussions with FDA and HHS. At the time of termination of the program we had enrolled 82 subjects in the Northern Hemisphere. We plan to gather and analyze the data from these enrolled subjects to assist in the design of future studies.
     Intravenous peramivir In July 2007, we announced the initiation of a Phase II clinical trial of i.v. peramivir to compare the efficacy and safety of i.v. peramivir to orally administered oseltamivir in patients who require hospitalization due to acute influenza. This trial was initiated in the Southern Hemisphere and is currently ongoing in the Northern Hemisphere.
BCX-4208/R3421
     During the third quarter of 2007, we announced that Roche had initiated a Phase IIa clinical trial to evaluate oral doses of BCX-4208/R3421 in patients with moderate to severe plaque psoriasis.
Other Corporate Events-Completion of $65.3 million financing
     In August, we completed a $65.3 million private placement financing with a group of existing stock holders. The offering was composed of approximately 8.3 million shares of our common stock, as well as warrants to purchase an additional approximately 3.2 million shares.
Results of Operations
Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006
     Collaborative and other research and development revenue was $71.2 million for the year compared to $6.2 million for 2006. The increase for 2007 was primarily due to revenue from HHS related to our contract for the development of peramivir. In addition, we received a $7.0 million milestone payment from Shionogi in December 2007 for their initiation of a Phase II clinical trial and there was an increase of $3.1 million in amortization of deferred revenue compared to 2006 on the continuing amortization of the upfront payments from the Roche, Shionogi and Mundipharma agreements. These increases in revenue were partially offset by a decrease of $1.5 million in reimbursement from Mundipharma for our clinical trial costs compared to 2006.

     Research and development expenses for 2007 were $94.1 million, a 100.0% increase from 2006 expenses of $47.1 million, primarily attributable to the clinical and manufacturing costs of our expanded peramivir and forodesine HCl programs, increases in personnel and related costs to support the advanced development of our pipeline, and increases in consulting and toxicology. Included in R&D expenses for 2007 is approximately $2.3 million of pre-contract costs directly related to the Phase 2 trials for both the i.v. and i.m. peramivir products. These costs were incurred during 2006 in anticipation of a contract award from HHS and were required to meet the delivery schedule of the proposed contract. In accordance with the provisions of Federal Acquisition Regulation 31.205-32, the costs were included in the Company’s request for proposal and were eligible for reimbursement from HHS. The $2.3 million of costs incurred prior to the contract award date were deferred and included in other current assets on the Company’s balance sheet at December 31, 2006. In the first quarter of 2007, the $2.3 million in costs were billed and expensed. Concurrently, revenue was recognized for these costs plus the applicable fixed fee
     General and administrative expenses for 2007 were $9.5 million, an increase of 55.7% over the 2006 expense of $6.1 million, primarily due to additional compensation, which also included an increase of $1.2 million non-cash share-based compensation charge related to Statement of Financial Accounting Standards No. 123(revised 2004), Share Based Payment (“Statement No. 123R”). In addition, there was an increase in professional fees, including legal, which were partially offset by an increase in costs allocated to R&D.
     Interest income for 2007 was $3.2 million compared to $3.4 million in 2006.
     The net loss for the year ended December 31, 2007 was $29.1 million, or $0.89 per share, compared to a net loss of $43.6 million, or $1.50 per share in 2006.
Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005
     Collaborative and other research and development revenue was $6.2 million for the year compared to $0.2 million for 2005. The increase for 2006 was primarily due to amounts earned pursuant to our collaboration agreements with Mundipharma and Roche, plus the continuing amortization of the upfront payments from those agreements.
     Research and development expenses for 2006 were $47.1 million, a 98.7% increase from 2005 expenses of $23.7 million, primarily attributable to the clinical and manufacturing costs of our expanded peramivir and forodesine HCl programs, a $1.5 million non-cash share-based compensation charge related to Statement No. 123R, increases in personnel and related costs to support the clinical development of our pipeline, and increases in consulting and toxicology.
     General and administrative expenses for 2006 were $6.1 million, an increase of 64.9% over the 2005 expense of $3.7 million, primarily due to the $1.8 million non-cash share-based compensation charge related to Statement No. 123R, an increase in professional fees, and an increase in personnel related expenses. These increases were partially offset by an increase in costs allocated to research and development.
     Interest income for 2006 was $3.4 million, a 209.1% increase compared to $1.1 million in 2005. This increase was due to a higher average cash balance during 2006 and a more favorable interest rate environment as compared to 2005.
     The net loss for the year ended December 31, 2006 was $43.6 million, or $1.50 per share, compared to a net loss of $26.1 million, or $1.01 per share in 2005.
Changes in Financial Condition since December 31, 2006
     Since our most recent fiscal year end, there have been several factors that have had an impact on our financial condition. Effective in January 2007, we received the contract from HHS for the development of peramivir which has had a significant impact on our financial condition. Our combined billed and unbilled receivables related to this contract as of December 31, 2007, were approximately $37 million. As our costs for the development of peramivir and our other programs have increased, we have also had a corresponding increase in our payables and accrued expenses.
     With the payments received from our collaborative agreements existing at December 31, 2006, our contract with HHS and the addition of the Shionogi collaboration announced in March 2007, we have received approximately $51.7 million during 2007. The $14.0 million upfront payment from Shionogi in March has been deferred, which has been the major cause of the increase in deferred revenue on our balance sheet.
     Lastly, with the private placement announced in August 2007, our cash and stockholder’s equity increased by $65.3 million related to this transaction.
Liquidity and Capital Resources
     Cash expenditures have exceeded revenues since our inception. Our operations have principally been funded through public offerings and private placements of equity and debt securities and cash from collaborative and other research and development agreements, including government contracts, and to a lesser extent interest. For example, during 2007, we received cash from collaborative and other research and development agreements and government contracts (primarily Shionogi, Mundipharma and HHS) of approximately $51.7 million and on August 9, 2007 we announced the closing of a $65.3 million private placement of common stock to certain existing stockholders, which increased our outstanding common stock by approximately 8.3 million shares and our fully-diluted outstanding shares by an additional approximately 3.2 million shares pursuant to warrants exercisable at $10.25 per share. As of December 31, 2007, we have approximately $39.1 million due from our collaborators, primarily HHS. Other sources of funding have included the following:
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
     On August 7, 2007, we amended our lease for our current Birmingham facilities, consisting of 50,150 square feet, through June 30, 2015. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2015. The lease requires us to pay monthly rent currently at $39,100 per month in July 2007 and escalating annually to a minimum of $48,072 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. In addition, the lease amendment provides an allowance of $300,000 for our use in making certain improvements to the premises.
     In August 2006, we opened an office in Cary, North Carolina for the establishment of our clinical and regulatory operation. We currently have 5,565 square feet under lease through February 28, 2010. This lease requires us to pay $7,652 per month and escalates annually to $8,118 per month in the final year.
     During 2007, we incurred capital costs of approximately $3.3 million. Included in 2007 capital costs were amounts related to a renovation of our facility to build additional laboratory space. The cost of this expansion will be partially funded by a $300,000 tenant allowance in our 2007 lease amendment.
     At December 31, 2007, we had long-term operating lease obligations, which provide for aggregate minimum payments of $619,346 in 2008, $623,894 in 2009 and $554,287 in 2010. These obligations include the future rental of our operating facilities.
     We plan to finance our needs principally from the following:
•	payments under our contract with HHS;

•	our existing capital resources and interest earned on that capital;

•	payments under collaborative and licensing agreements with corporate partners; and

•	lease or loan financing and future public or private financing.
     In March 2007, we announced a collaborative agreement with Shionogi for rights to peramivir in Japan. This agreement required an upfront payment of $14 million that was received in April 2007. In December 2007, we received a $7 million milestone payment from Shionogi for their initiation of a Phase II clinical trial with i.v. peramivir.
     In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir. The contract is a standard cost plus fixed fee contract, which we expect will continue to have a significant positive impact on our financial position and cash flow. We bill our incurred costs to HHS on a monthly basis. Any significant delays in payment, rejection of significant costs by HHS or cancellation of this contract by HHS would have a significant negative effect on our financial position. In January 2008, we announced that the development costs of our peramivir program to anticipated product approval would cost in excess of the $102.6 million contract since the development plan for peramivir had changed from that outlined in the original proposal to HHS. HHS has indicated that they will fund certain elements of our revised program, including the ongoing Phase II i.v. study evaluating peramivir in hospitalized subjects, the planning and conduct of the planned Phase II study of i.m. peramivir and the manufacturing and toxicology components of the program. Each of these elements has specific HHS funding limits and any costs outside the approved amounts by HHS may be the responsibility of the Company. The original contract of $102.6 million and the four year term remain unchanged.
     In February 2006, we licensed forodesine HCl to Mundipharma for the development and commercialization of this drug in Europe, Asia and Australasia. In addition to the upfront payment of $10 million, which was received in February 2006, Mundipharma is paying 50% of the clinical development costs we are incurring for forodesine HCl on existing and planned clinical trials, but their portion shall not exceed $10 million. In addition, Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15 million. The agreement also provides for future event payments and royalties to be made by Mundipharma upon the achievement of certain clinical, regulatory and sales events. In January 2007, we initiated our pivotal study with forodesine HCl in T-cell leukemia patients under an SPA negotiated with the FDA, which triggered a $5 million event payment from Mundipharma. Subsequently, in March 2007, the Company made a decision to put this trial on voluntary hold to investigate particulates that were found in some batches of i.v. formulation. In December 2007, we announced the termination of our development in T-ALL with forodesine HCl. In July 2007, we announced the Company had received an SPA for a pivotal trial of forodesine HCl in CTCL patients. The trial is a multicenter, multinational, open-label, single-arm, repeat dose pivotal trial which began enrollment during October 2007.
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
     For the year, our cash, cash equivalents and marketable securities balance has increased from $46.2 million as of December 31, 2006 to $85.0 million as of December 31, 2007, primarily due to cash received from collaborations and the $65.3 million received from the private placement of common stock and warrants in August 2007, which were offset by the monthly cash burn from operations. As a result of these items and the reimbursement from our contract with HHS, our net cash burn rate for 2007 was approximately $2.2 million per month. We caution that our revenues, our expenses and our cash flows will vary significantly from quarter to quarter throughout 2008 due to the nature of the trials in influenza and the reimbursement from HHS. We are projecting our 2008 net cash use to be $25-$30 million, partially due to the reduction of our receivable balance from HHS at December 31, 2007. This burn rate could vary significantly depending on the timing of Company expenses and the related reimbursement from HHS.
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
     As of December 31, 2007, we had $85.0 million in cash, cash equivalents and marketable securities, which included the $65.3 million from the private placement of unregistered common stock and warrants to certain existing stockholders, which closed on August 9, 2007. With our currently available funds and the amounts to be received from HHS, Shionogi and our other collaborators, we believe these resources will be sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.
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
Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we are not involved in any material unconsolidated SPE or off-balance sheet arrangements.
Contractual Obligations
     In the table below, we set forth our enforceable and legally binding obligations and future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they are cancelable as of December 31, 2007. Some of the amounts we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$4,268,103	$619,346	$1,178,181	$1,061,784	$1,408,792
Purchase Obligations (1)	38,563,160	37,333,160	410,000	410,000	410,000
Other Long-Term Liabilities Reflected on BioCryst’s Balance Sheet Under GAAP	300,000	—	—	—	300,000

Total	$43,131,263	$37,952,506	$1,588,181	$1,471,784	$2,118,792

(1)	Purchase obligations include commitments related to clinical development, manufacturing and research operations and other significant purchase commitments.
     Included above are certain contractual obligations that existed at December 31, 2007 that were subsequently cancelled during 2008. The total amount of these obligations outstanding at December 31, 2007 was approximately $19 million. We are in the process of negotiating final payments for services performed under these contracts.
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
     While our significant accounting policies are more fully described in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.
Revenue Recognition
     Our revenues have generally been limited to license fees, event payments, research and development fees, government contracts, and interest income. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”). License fees, event payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations or we have completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized as earned over an estimated period determined by management based on the terms of the agreement and the products licensed. For example, in the Roche and Mundipharma licenses agreements, we deferred the upfront payments over the remaining life of the patents which are 2023 and 2017, respectively. In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting in accordance with EITF Issue 00-21. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.
     Under the guidance of EITF Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent and Emerging Issues Task Force Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses, reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses. For example, the amounts received from our collaboration with Mundipharma for the reimbursement of clinical trial costs and the costs received from HHS for reimbursement will be recorded as revenue in the period the related costs were recorded.
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
Research and Development Expenses
     In accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs, we expense research and development costs as incurred. Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by contract research organizations (“CRO’s”), materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. Most of our manufacturing and clinical and preclinical studies are performed by third-party CRO’s. Costs for studies performed by CRO’s are accrued by us over the service periods specified in the contracts and estimates are adjusted, if required, based upon ours on-going review of the level of services actually performed. To date, there have been no material changes to our estimates.
     Additionally, we have license agreements with third parties, such as AECOM, IRL, and UAB, which require maintenance fees or fees related to sublicense agreements. These fees are generally expensed as incurred unless they are related to revenues that have been deferred, in which case the expenses are deferred and recognized over the related revenue recognition period.
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

     The following table summarizes our R&D expenses for the periods indicated:

	Year ended December 31,
	2007	2006	2005
Direct external R&D expenses by program:
PNP Inhibitor (forodesine HCl)	$19,351,789	$17,667,599	$9,256,417
PNP Inhibitor (BCX-4208)	211,923	643,605	3,563,966
Neuraminidase Inhibitor (peramivir)	50,302,010	11,352,737	1,454,738
Hepatitis C Polymerase Inhibitor	951,207	1,673,480	446,828
Other	2,503,514	206,176	46,239

All other R&D expenses:
Compensation and fringe benefits	11,357,030	6,870,194	3,813,281
Supplies and services	1,888,552	3,366,683	572,056
Maintenance, depreciation, and amortization	1,391,730	975,790	984,680
Overhead allocation and other	6,094,241	4,327,108	3,504,172

Total R&D expenses	$94,051,996	$47,083,372	$23,642,377

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
     The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot be certain that any of our drug candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development. Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process. Other risks associated with our product development programs are described in Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K, as updated from time to time in our subsequent periodic reports and current reports filed with the SEC. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our product development programs and the period in which material net cash inflows from any of our product development programs will commence are unavailable.
Accrued Expenses
     As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. To date, there have been no material changes to our estimates. Examples of estimated accrued expenses include:
•	fees paid to contract research organizations in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of our raw materials, drug substance and drug products; and

•	professional service fees.

     We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. To date, there have been no material changes to our estimates. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.
Stock-Based Compensation
     At December 31, 2007, we have two stock-based employee compensation plans, the Stock Incentive Plan and the Employee Stock Purchase Plan. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and other related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”). No stock-based compensation cost related to our employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006, as all options granted to our employees had exercise prices equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123R”), using the modified prospective transition method. Results for prior periods have not been restated.
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
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.
     The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing our risk. We invest excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limit the amount of credit exposure at any one institution. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we believe we have no material exposure to market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BALANCE SHEETS

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$31,155,320	$4,417,528
Marketable securities	19,542,193	33,040,038
Receivables from collaborations	39,127,676	4,556,145
Prepaid expenses and other current assets	1,879,463	3,775,975

Total current assets	91,704,652	45,789,686

Marketable securities	34,310,988	8,778,020
Furniture and equipment, net	5,294,079	3,029,271
Patents and licenses, net of accumulated amortization of $32,094 in 2006	—	290,694
Deferred collaboration expense	11,407,120	10,597,750

Total assets	$142,716,839	$68,485,421

Liabilities and Stockholders’ Equity
Accounts payable	$19,771,375	$5,886,967
Accrued expenses	2,863,815	1,506,712
Accrued vacation	824,143	641,474
Deferred revenue	4,658,266	2,699,463

Total current liabilities	28,117,599	10,734,616

Deferred revenue	49,694,186	36,595,796

Stockholders’ equity:
Preferred stock: shares authorized - 5,000,000 Series B Junior Participating Preferred stock, $.001 par value; shares authorized - 45,000; shares issued and outstanding - none	—	—
Common stock, $.01 par value; shares authorized - 95,000,000; shares issued and outstanding - 37,967,254 – 2007; 29,248,849– 2006	379,672	292,488
Additional paid-in capital	288,683,369	216,310,578
Accumulated other comprehensive income	378,057	32,463
Accumulated deficit	(224,536,044)	(195,480,520)

Total stockholders’ equity	64,905,054	21,155,009

Total liabilities and stockholders’ equity	$142,716,839	$68,485,421

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
Revenues
Collaborative and other research and development	$71,237,901	$6,211,936	$151,867

Expenses
Research and development	94,051,996	47,083,372	23,642,377
General and administrative	9,465,962	6,108,373	3,686,323

Total expenses	103,517,958	53,191,745	27,328,700

Loss from operations	(32,280,057)	(46,979,809)	(27,176,833)

Interest and other income	3,224,533	3,361,956	1,078,065

Net loss	$(29,055,524)	$(43,617,853)	$(26,098,768)

Basic and diluted net loss per common share	$(0.89)	$(1.50)	$(1.01)

Weighted average shares outstanding	32,770,923	29,147,397	25,721,031

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated
		Additional	Other		Total Stock-
	Common	Paid-in	Comprehensive	Accumulated	holders’	Comprehensive
	Stock	Capital	Income	Deficit	Equity	Income
Balance at December 31, 2004	$217,583	$154,880,528	$—	$(125,763,899)	$29,334,212
Net loss	—	—	—	(26,098,768)	(26,098,768)	$(26,098,768)
Unrealized gain on marketable securities available-for-sale	—	—	—	—	—	—

Comprehensive income						$(26,098,768)

Sale of common stock, 6,578,829 shares	65,788	52,498,067	—	—	52,563,855
Exercise of stock options, 450,717 shares	4,507	2,473,395	—	—	2,477,902
Employee stock purchase plan sales, 25,700 shares	257	136,564	—	—	136,821
Stock-based compensation expense	—	26,392	—	—	26,392

Balance at December 31, 2005	288,135	210,014,946	—	(151,862,667)	58,440,414
Net loss	—	—	—	(43,617,853)	(43,617,853)	$(43,617,853)
Unrealized gain on marketable securities available-for-sale	—	—	32,463	—	32,463	32,463

Comprehensive income						$(43,585,390)

Exercise of stock options, 409,328 shares, net	4,093	2,765,801	—	—	2,769,894
Employee stock purchase plan sales, 25,988 shares	260	191,070	—	—	191,330
Stock-based compensation expense	—	3,338,761	—	—	3,338,761

Balance at December 31, 2006	292,488	216,310,578	32,463	(195,480,520)	21,155,009
Net loss	—	—	—	(29,055,524)	(29,055,524)	$(29,055,524)
Unrealized gain on marketable securities available-for-sale	—	—	345,594	—	345,594	345,594

Comprehensive income						$(28,709,930)

Issue of restricted common stock, 60,000 shares	600	(600)	—	—	—
Sale of common stock, 8,315,513 shares, net	83,155	65,034,937	—	—	65,118,092
Exercise of stock options, 308,037 shares, net	3,080	1,378,098	—	—	1,381,178
Employee stock purchase plan sales, 34,855 shares	349	269,328	—	—	269,677
Stock-based compensation expense	—	5,691,028	—	—	5,691,028

Balance at December 31, 2007	$379,672	$288,683,369	$378,057	$(224,536,044)	$64,905,054

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(29,055,524)	$(43,617,853)	$(26,098,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairment	1,369,713	810,310	1,018,219
Stock-based compensation expense	5,691,028	3,338,761	26,392
Changes in operating assets and liabilities:
Receivables from collaborations	(34,571,531)	25,443,855	(30,000,000)
Prepaid expenses and other current assets	1,896,512	(2,936,313)	(140,378)
Deferred collaboration expense	(809,370)	(4,772,507)	(5,825,243)
Accounts payable and accrued expenses	15,424,180	(2,472,827)	7,673,621
Deferred revenue	15,057,193	8,995,259	30,000,000

Net cash used in operating activities	(24,997,799)	(15,211,315)	(23,346,157)

Investing activities
Acquisitions of furniture and equipment	(3,343,827)	(1,398,314)	(497,284)
Purchases of patents and licenses	—	(136,372)	(50,784)
Purchases of marketable securities	(62,907,146)	(42,870,522)	(29,695,358)
Maturities of marketable securities	51,217,617	31,916,000	18,729,368

Net cash used in investing activities	(15,033,356)	(12,489,208)	(11,514,058)

Financing activities
Sale of common stock, net of issuance costs	65,118,092	—	52,563,855
Exercise of stock options	1,381,178	2,769,894	2,477,902
Employee stock purchase plan sales	269,677	191,330	136,821

Net cash provided by financing activities	66,768,947	2,961,224	55,178,578

Increase (decrease) in cash and cash equivalents	26,737,792	(24,739,299)	20,318,363
Cash and equivalents at beginning of year	4,417,528	29,156,827	8,838,464

Cash and cash equivalents at end of year	$31,155,320	$4,417,528	$29,156,827

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Note 1 – Significant Accounting Policies
The Company
     BioCryst Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biotechnology company that designs, optimizes, and develops novel drugs that block key enzymes involved in cancer, cardiovascular diseases, autoimmune diseases, and viral infections. The Company integrates the necessary disciplines of biology, crystallography, medicinal chemistry, and computer modeling to effectively use structure-based drug design to discover and develop small molecule pharmaceuticals. The Company has multiple research projects in different stages of development from early discovery to a pivotal Phase II trial of the Company’s most advanced drug candidate, forodesine HCl. While the prospects for a project may increase as the project advances to the next stage of development, a project can be terminated at any stage of development. Until the Company generates revenues from either a research project or an approved product, the Company’s ability to continue research projects is dependent upon its ability to raise funds through the sale of equity securities or through collaborative arrangements with government agencies or third-party partners.
Cash and Cash Equivalents
     The Company generally considers cash equivalents to be all cash held in money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase in accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows.
Marketable Securities
     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify securities as trading, available-for-sale, or held-to-maturity. The appropriateness of each classification is assessed at the time of purchase and at each reporting date. At December 31, 2007, the Company had $53,853,181 marketable securities of which $43,770,636 is classified as available-for-sale and $10,082,545 is classified as held-to-maturity.
     Securities available-for-sale consisted of U.S. Agency securities carried at estimated fair values. The estimated fair value of these securities was based on independent quoted market prices. At December 31, 2007, the amortized cost of securities available-for-sale was $42,918,200. The following table summarizes by year the scheduled maturity for the securities available-for-sale.

2008	$10,955,094
2009	26,152,779
2010	5,616,926
2011	1,045,837

$43,770,636

     Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income. Securities held-to-maturity consisted primarily of U.S. Agency securities carried at amortized cost. The estimated fair value of securities held-to-maturity at December 31, 2007 was $10,096,160 based on independent quoted market prices. At December 31, 2007, all of the non-current portions of securities held-to-maturity mature in 2009.
Receivables from Collaborations
     Receivables are recorded for amounts due to the Company related to reimbursable research and development costs and event payments. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At December 31, 2007, the Company had the following receivables from collaborations.

	Billed	Unbilled
U.S. Department of Health and Human Services	$23,089,946	$13,443,866
Mundipharma, Shionogi & Roche	258,801	2,335,063

Total	$23,348,747	$15,778,929

Furniture and Equipment
     Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method with estimated useful lives of five and seven years. Laboratory equipment, office equipment, leased equipment, and software are depreciated over a life of five years. Furniture and fixtures are depreciated over a life of seven years. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is less. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically reviews its furniture and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Furniture and equipment to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
Patents and Licenses
     The Company seeks patent protection on all internally developed processes and products. All patent related costs are expensed to general and administrative expenses as incurred, as recoverability of such expenditures is uncertain.
Accrued Expenses
     The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of December 31, 2007, 2006, and 2005 consisted primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.
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
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
Accumulated Other Comprehensive Income
     Accumulated other comprehensive income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had $345,594 and $32,463 of unrealized gains on its securities that are included in accumulated other comprehensive income at December 31, 2007 and December 31, 2006, respectively.
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

     Under the guidance of Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF Issue 99-19”) and Emerging Issues Task Force Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses (“EITF Issue 01-14”), reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses.
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
     The Company recorded the following revenues from collaborations for the years ended December 31:

	2007	2006	2005
U.S. Department of Health and Human Services	$55,449,095	$—	$—
Shionogi	8,515,714	—	—
Mundipharma	5,298,271	5,086,928	—
Roche	1,898,403	1,093,758	—
Other	76,418	31,250	151,867

Total	$71,237,901	$6,211,936	$151,867

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
     As of December 31, 2007, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). In addition, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Prior to January 1, 2006, the Company accounted for all share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and other related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. No stock-based compensation cost related to the Company’s employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006. Stock-based compensation expense of $5,691,028 ($5,428,505 of expense related to the Incentive Plan, $150,245 of expense related to the ESPP, and $112,278 of expense related to the inducement grant) was recognized during 2007, while $3,338,761 ($3,243,751 of expense related to the Plan and $95,010 of expense related to the ESPP) was recognized during 2006.
     In accordance with the modified prospective transition method adopted, results for the year ended December 31, 2005 have not been restated. The following table illustrates the pro forma effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement No. 123R for the year ended December 31, 2005. For purposes of the below pro forma disclosure, the value of the stock option awards was estimated using a Black-Scholes option pricing model and amortized to expense over the vesting periods of the stock option awards using a straight-line expense attribution method. For the year ended December 31, 2005, stock-based compensation cost of $26,392 was recognized by the Company for stock option awards granted to non-employee consultants.

2005
Net loss as reported	$(26,098,768)
Add stock-based compensation expense for consultants included in reported net loss	26,392
Deduct total stock-based compensation expense for employees and consultants as determined under Statement No. 123	(1,779,991)

Pro forma net loss	$(27,852,367)

Amounts per common share:
Net loss per share, as reported	$(1.01)
Pro forma net loss per share	$(1.08)
     As of December 31, 2007, there was approximately $13,740,154 of total unrecognized compensation cost related to non-vested employee stock option awards and restricted stock awards granted by the Company. That cost is expected to be recognized as follows: $5,255,676 in 2008, $4,542,234 in 2009, $3,341,547 in 2010, and $600,697 in 2011.
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

Note 2 – Furniture and Equipment
     Furniture and equipment consisted of the following at December 31:

	2007	2006
Furniture and fixtures	$491,827	$406,869
Office equipment	907,389	685,204
Software	1,015,062	516,281
Laboratory equipment	6,361,495	4,802,481
Leased equipment	62,712	62,712
Leasehold improvements	5,082,554	4,731,401
Construction-in-progress	883,779	309,001

	14,804,818	11,513,949
Less accumulated depreciation and amortization	(9,510,739)	(8,484,678)

Furniture and equipment, net	$5,294,079	$3,029,271

Note 3 – Concentration of Credit and Market Risk
     The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes and, by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within less than three years. The Company has not realized any losses from such investments. At December 31, 2007, $14,358,885 was invested in the Merrill Lynch Premier Institutional Fund, a money market mutual fund that invests in near cash securities with weighted average maturities of less than 90 days. The Merrill Lynch Premier Institutional Fund is not insured.
     The Company’s raw materials, drug substances, and drug products are manufactured by a limited group of suppliers and some at a single facility. If any of these suppliers were unable to produce these items, this could significantly impact the Company’s supply of drugs for further preclinical testing and clinical trials.
Note 4 – Accrued Expenses
     Accrued expenses were comprised of the following at December 31:

	2007	2006
Accrued research and clinical expenses	$1,675,665	$1,155,847
Accrued professional fees	126,500	177,951
Stock purchase plan withholdings	167,365	106,670
Accrued bonus	756,534	45,000
Other	137,751	21,244

Accrued expenses	$2,863,815	$1,506,712

Note 5 – Lease Obligations and Other Contingencies
     The Company has the following lease obligations at December 31, 2007:

Operating
Leases
2008	$619,346
2009	623,894
2010	554,287
2011	525,956
2012	535,828
Thereafter	1,408,792

Total minimum payments	$4,268,103

     Rent expense for operating leases was $575,538, $566,524, and $560,322 in 2007, 2006, and 2005, respectively. The commitment for operating leases is primarily related to building leases in Birmingham, Alabama and Cary, North Carolina. The lease for the building in Birmingham, Alabama expires June 30, 2015. This lease, as amended effective August 7, 2007 for an increase in occupied space and lease term, currently requires monthly rents of $39,100 in December 2007 and escalates annually to a minimum of $48,072 per month in the final year. The Company has an option to renew the Birmingham, Alabama lease for an additional five years at the current market rate on the date of termination. The lease for the building in Cary, North Carolina expires February 28, 2010. This lease, as amended effective August 9, 2007 for an increase in occupied space, requires monthly rents of $7,652 in December 2007 and escalates annually to a minimum of $8,118 per month in the final year. The Company has an option to twice renew the Cary, North Carolina lease for an additional three years at the current market rate prior to lease termination.
     As of December 31, 2007, the Company has an unused letter of credit of $1.8 million. This letter of credit was originally obtained for a customs bond that was required in order to import certain compound into the country that was manufactured abroad. The Company does not anticipate drawing any funds against this letter of credit in the future, but it could remain in force for up to one year or until customs closes the file on the particular receipt of goods for which the bond was required.
Note 6 — Income Taxes
     Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements. Tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2004 are also open to examination to the extent of loss and credit carryforwards from those years.
     During the current period, the Company utilized a portion of its net operating loss (“NOL”) carryforwards. Accordingly, there was a decrease in the deferred tax assets and a corresponding decrease in the valuation allowance related to the NOL carryforwards. As of December 31, 2007, the majority of the deferred tax assets relate to NOL carryforwards that can only be realized if the Company is profitable in future periods and it is uncertain whether the Company will realize any tax benefit related to the NOL carryforwards. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized.
     The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after certain ownership changes. During the year, the Company performed a detailed analysis and determined that there was no resulting limitation to the Company’s net operating loss and credit carryforwards.
     The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48 and as of December 31, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

     The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	2007	2006	2005
Federal tax benefit at statutory rate on income before income taxes	$(10,169,433)	$(15,266,249)	$(9,134,569)
State tax benefit, net of federal income tax benefit	(1,231,316)	(1,931,360)	(1,120,784)
Increase in valuation allowance	16,143,862	21,011,952	12,706,721
Permanent items (federal effect)	3,943,986	2,338,857	1,488,588
R&D credit	(9,214,625)	(6,561,953)	(4,237,250)
Other-net	527,526	408,753	297,294

Total tax expense	$—	$—	$—

     The Company has not had taxable income since incorporation and, therefore, has not paid any income taxes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2007	2006
Deferred tax assets:
Net operating losses	$61,544,215	$66,146,993
General business credits	32,067,935	23,098,886
Fixed assets	845,621	696,822
Accrued expenses	433,093	252,327
Reserve for doubtful accounts	—	—
Deferred revenue	9,827,259	113,400
Stock-based compensation	1,734,167	—
Other	—	—

Total deferred tax assets	106,452,290	90,308,428
Total deferred tax liabilities	—	—

Net deferred tax asset	106,452,290	90,308,428
Valuation allowance	(106,452,290)	(90,308,428)

Net deferred tax assets	$—	$—

     As of December 31, 2006, the Company had net operating loss and research and development credit carryforwards of approximately $157,962,000 and $32,068,000, respectively, which expire at various dates from 2008 through 2026. Approximately $2,265,000 of the net operating loss carryforward is comprised of excess tax benefit that will reverse through additional paid-in capital.
Note 7 — Stockholders’ Equity
     On August 6, 2007, the Company entered into a Stock and Warrant Purchase Agreement with a group of existing stockholders for the private placement of 8,315,513 shares of the Company’s common stock at a purchase price of $7.80 per share and warrants to purchase 3,159,895 shares of the Company’s common stock at a purchase price of $0.125 per warrant. The aggregate proceeds from the sale were approximately $65.3 million. The exercise price of the warrants is $10.25 per share. The participants in the transaction include funds managed by Baker Brothers Investments, Kleiner Perkins Caufield & Byers, EHS Holdings, OrbiMed Advisors, Texas Pacific Group Ventures, and Stephens Investment Management, all of whom are current shareholders in the Company. The Company has registered 8,140,000 of the shares under the Securities Act of 1933, as amended, but the remaining 175,513 and the warrants included in the private placement have not been registered and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to register the remaining shares, the warrants, and the shares of common stock issuable upon exercise of the warrants for resale. If registration is not completed within the period specified in the Stock and Warrant Purchase Agreement, the Company will be subject to pay liquidated damages of $164,000 to the group of institutional investors, which represents 12% of the transaction value related to the remaining unregistered common stock. The Company expects that registration of the remaining shares will occur within the timeframe specified in the Stock and Warrant Purchase Agreement. Therefore, the amount of the liquidated damages has not been accrued as of December 31, 2007.
     On May 16, 2007, the stockholders approved an amendment to the Company’s third restated certificate of incorporation to increase the number of shares of common stock authorized to issue from 45,000,000 to 95,000,000. All shares of the Company’s common stock, including the additional shares authorized by the amendment, are equal in rank and have the same voting, dividend, and liquidation rights.
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
     Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock (“Series B”), par value $0.001 per share, at a purchase price of $26.00, subject to adjustment. Shares of Series B purchasable upon exercise of the Rights will not be redeemable. Each share of Series B will be entitled to a dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, each share of Series B will be entitled to a payment of 1,000 times the payment made per share of common stock. Each share of Series B will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation, or other transaction in which shares of common stock are exchanged, each share of Series B will be entitled to receive 1,000 times the amount received per share of common stock. Effective in December 2005, we increased the authorized shares available under these rights to 45,000 to match the authorized common shares of 45,000,000 at that time. In addition, our Board of Directors has the authority to issue up to 4,955,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of those shares without further vote or action by our stockholders.
Note 8 — Stock-Based Compensation
Stock Incentive Plan
     In November 1991, the Board of Directors adopted the 1991 Stock Option Plan (“1991 Plan”) for key employees and consultants of the Company and reserved 500,000 shares of common stock for issuance. The 1991 Plan was approved by the stockholders in December 1991. The original term for awards granted under the 1991 Plan was for ten years and included provisions for issuance of both incentive stock options and non-statutory options. Under the 1991 Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees and consultants generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The vesting exercise provisions of all awards granted under the 1991 Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the 1991 Plan.
     In February 1993, the 1991 Plan was amended and restated to effect the following changes: (i) divide the 1991 Plan into two separate incentive programs: the Discretionary Option Grant Program and the Automatic Option Grant Program (for outside Directors), (ii) increase the number of shares of the Company’s common stock available for issuance by 500,000 shares and (iii) expand the level of benefits available. The Board amended the 1991 Plan in December 1993 to increase the number of shares issuable by 500,000 shares and subsequently amended and restated the 1991 Plan in its entirety in February 1994. In March 1995, the Board authorized another 500,000 shares for issuance under the 1991 Plan. The 1991 Plan was subsequently amended and restated in March 1997, which increased the number of shares issuable by 1,000,000 shares. The 1991 Plan (as so amended and restated) was further amended in March 1999 to increase the share reserve by 400,000 shares. The Board amended and restated the 1991 Plan in its entirety in March 2000, increasing the reserved shares by 1,200,000 and extending the term of the 1991 Plan for ten years from the date of the amendment. This restatement was approved by the Company’s stockholders in May 2000. The 1991 Plan was amended in March 2004 to increase the number of shares reserved for issuance by 1,000,000 and to amend the automatic option grant program related to initial grants, vesting, and option terms. The automatic option grant program grants options to purchase 10,000 shares to new non-employee Board members, prorated from their initial appointment to the next Annual Meeting, and an additional 10,000 shares annually over such period of continued service (all of which vest one-twelfth per month). Directors receiving options under the automatic option grant program will have the full term of the original option to exercise all options vested at the time of their cessation from service. This amendment was approved by the Company’s stockholders in May 2004.
     In March 2006, the 1991 Plan was amended and restated by the Company’s Stock Incentive Plan (“Incentive Plan”), which increased the number of shares reserved for issuance by 1,500,000 shares; increased the amounts of the initial automatic option grants to non-employee Board members from 10,000 shares to 20,000 shares; increased the amounts of the annual automatic option grants to non-employee Board members from 10,000 shares to 15,000 shares; and allow the Company to make discretionary stock issuances. The Incentive Plan was subsequently approved by the Company’s stockholders in May 2006. Most recently, in March 2007, the Incentive Plan was amended and restated and increased the number of shares reserved for issuance by 1,200,000 shares. This amendment and restatement was subsequently approved by the Company’s stockholders in May 2007.
     Related activity under the Incentive Plan is as follows:

			Weighted
	Awards	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2004	1,035,771	3,099,344	$7.88
Stock option awards granted	(653,801)	653,801	4.66
Stock option awards exercised	—	(450,717)	5.50
Stock option awards canceled	61,077	(61,077)	5.96

Balance December 31, 2005	443,047	3,241,351	7.60
Plan amendment	1,500,000	—	—
Stock option awards granted	(1,222,154)	1,222,154	12.35
Stock option awards exercised	—	(411,076)	6.82
Stock option awards canceled	99,861	(99,861)	15.91

Balance December 31, 2006	820,754	3,952,568	8.94
Plan amendment	1,200,000
Stock option awards granted	(1,721,706)	1,721,706	9.51
Restricted stock awards granted	(50,000)	—	—
Stock option awards exercised	—	(308,037)	4.48
Stock option awards canceled	342,979	(342,979)	12.02

Balance December 31, 2007	592,027	5,023,258	9.20

     For each stock option award granted under the Incentive Plan during 2007, 2006, and 2005, the fair value of the award was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of the stock option awards granted under the Incentive Plan during 2007, 2006, and 2005 was $6.16, $8.64, and $3.48, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
Weighted Average Assumptions for Stock Option Awards Granted under the
Incentive Plan

	2007	2006	2005
Expected Life	5.7	5.9	5.0
Expected Volatility	74.5%	82.6%	96.6%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	4.6%	5.0%	3.9%
     The following explanations describe the assumptions used by the Company to value the stock option awards granted during 2007. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the valuation date and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
     The total intrinsic value of stock option awards exercised under the Incentive Plan was $1,347,010 during 2007 and $4,697,366 during 2006. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of stock option awards exercised) received by all individuals who exercised stock option awards during the period.
     The following table summarizes, at December 31, 2007, by price range: (1) for stock option awards outstanding under the Incentive Plan, the number of stock option awards outstanding, their weighted average remaining life and their weighted average exercise price; and (2) for stock option awards exercisable under the Plan, the number of stock option awards exercisable and their weighted average exercise price:

		Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range	Number	Life	Price	Number	Price
$0 to 3	373,128	5.0	$1.19	373,128	$1.19
3 to 6	660,351	6.6	4.18	488,253	4.12
6 to 9	1,864,740	6.7	8.06	945,982	8.07
9 to 12	957,186	9.1	11.35	72,558	10.72
12 to 15	932,546	8.2	12.58	454,622	12.54
15 to 18	6,667	8.1	15.92	5,186	15.70
18 to 21	6,200	8.2	19.34	2,794	19.33
21 to 24	202,820	2.0	22.84	202,820	22.84
24 to 27	13,620	2.3	25.75	13,620	25.75
27 to 30	6,000	2.4	29.29	6,000	29.29

$0 to 30	5,023,258	7.1	9.20	2,564,963	8.52

     The weighted average remaining contractual life of stock option awards exercisable under the Incentive Plan at December 31, 2007 is 5.4 years. There were 2,304,988 and 2,199,129 stock option awards exercisable at December 31, 2006 and 2005, respectively. The weighted-average exercise price for stock option awards exercisable was $7.96 and $8.81 at December 31, 2006 and 2005, respectively.
     The aggregate intrinsic value of stock option awards outstanding under the Incentive Plan at December 31, 2007 is $3,200,924. The aggregate intrinsic value of stock option awards currently exercisable under the Incentive Plan at December 31, 2007 is $2,887,389. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money stock option awards) that would have been received by all stock option award holders under the Incentive Plan had they exercised their stock option awards at the end of the year.
     The total fair value of the stock option awards vested under the Incentive Plan was $5,613,761 during 2007 and $2,473,986 during 2006.
     As of December 31, 2007, the number of stock option awards vested and expected to vest under the Incentive Plan is 4,630,505. The weighted average exercise price of these stock option awards is $9.16 and their weighted average remaining contractual life is 7.1 years.
     The grant date fair value of the 50,000 restricted stock awards granted under the Incentive Plan in 2007 was $11.81. None of these restricted stock awards have vested as of December 31, 2007.
Employee Stock Purchase Plan
     In May 1995, the stockholders approved the ESPP effective February 1995. In May 2002, the stockholders approved an amendment to the ESPP to reserve an additional 200,000 shares and eliminate the January 2005 termination date. The Company has reserved a total of 400,000 shares of common stock under the ESPP, of which 64,758 shares remain available for purchase at December 31, 2007. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during the six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-

month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year.
     There were 34,855, 25,988, and 25,700 shares of common stock purchased under the ESPP in 2007, 2006, and 2005, respectively, at a weighted average price per share of $7.74, $7.36, and $5.06, respectively. Expense of
     $150,245 and $95,010 related to the ESPP was recognized during 2007 and 2006, respectively, while expense of $73,381 related to the ESPP would have been recognized during 2005 had the Company not followed the guidance of APB No. 25. For all periods, expense was determined using a Black-Scholes option pricing model. The weighted average grant date fair values of shares granted under the ESPP during 2007, 2006, and 2005 were $2.98, $4.57, and $2.55, respectively.
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
     The exercise price of the stock option awards and the grant date fair value of the restricted stock awards granted under the inducement grant was $8.20. None of these restricted stock awards have vested as of December 31, 2007.
Note 9 — Employee Benefit Plans
     In January 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $330,559, $252,735, and $205,524 in 2007, 2006 and 2005, respectively.
Note 10 — Collaborative and Other Research and Development Contracts
     Shionogi & Co., Ltd. (“Shionogi"). In March 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize the Company’s lead influenza neuraminidase inhibitor, peramivir, in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan in exchange for a $14 million up-front payment. The license provides for future event payments for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, the Company will receive royalties based on a percentage of net product sales. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on the upfront payment and any future event payments and/or royalties received by the Company from Shionogi. The Company retains all rights to commercialize peramivir in North America, Europe, and other countries outside of Korea and Japan. In accordance with SAB No. 104 and EITF Issue 00-21, the Company deferred the $14 million up-front payment that was received from Shionogi. This deferred revenue began to be amortized to revenue in April 2007 and will continue through December 2018. In December 2007, the Company received a $7 million milestone payment from Shionogi for their initiation of a Phase II clinical trial with i.v. peramivir.
     U.S. Department of Health and Human Services (“HHS”). In January 2007, the Company was awarded a four-year contract from HHS to develop its influenza neuraminidase inhibitor, peramivir, for the treatment of seasonal and life-threatening influenza, including avian flu. The contract commits $102.6 million to support manufacturing, process validation, clinical studies and other product approval requirements for peramivir. The contract with HHS is defined as a standard cost-plus-fixed-fee contract. That is, the Company is entitled to receive reimbursement for all costs incurred in accordance with the contract provisions that are related to the development of peramivir plus a fixed fee, or profit.
     In January 2008, we announced that the development cost of our peramivir program to anticipated product approval would cost in excess of the $102.6 million contract since the development plan for peramivir had changed from that outlined in the original proposal to HHS. HHS has indicated that they will fund certain elements of our revised program, including the ongoing Phase II i.v. study evaluating peramivir in hospitalized subjects, the planning and conduct of the planned Phase II study of i.m. peramivir, and the manufacturing and toxicology components of the program. Each of these elements has specific HHS funding limits and any costs outside the approved amounts by HHS may be the responsibility of the Company. The original contract of $102.6 million and the four year term remain unchanged.
     Green Cross Corporation (“Green Cross”). In June 2006, the Company entered into an agreement with Green Cross to develop and commercialize peramivir in Korea. Under the terms of the agreement, Green Cross will be responsible for all development, regulatory, and commercialization costs in Korea. The Company received a one-time license fee and may also receive future event payments as well as royalties on product sales of peramivir. In addition, the Company will share in any profits resulting from the sale of peramivir to the Korean government for stockpiling purposes. Furthermore, Green Cross will pay the Company a premium over its cost to supply peramivir for development and any future marketing of peramivir products in Korea. In accordance with SAB No. 104 and EITF Issue 00-21, the Company deferred the up-front payment that was received from Green Cross. This deferred revenue began to be amortized to revenue August 2006 and will continue through November 2009.
     Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of the Company’s lead PNP inhibitor, forodesine HCl, for use in oncology. Under the terms of the agreement, Mundipharma obtained rights to forodesine HCl in markets across Europe, Asia, and Australasia in exchange for a $10 million up-front payment. Mundipharma will share 50% of the documented out of pocket development costs incurred by the Company in respect of the current and planned trials as of the effective date of the agreement provided that Mundipharma’s maximum contribution to these trials shall be $10 million. In addition, Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15 million. The license provides for future event payments for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, the Company will receive royalties based on a percentage of net product sales, which varies depending upon when certain indications receive NDA approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. The Company licensed forodesine HCl and other PNP inhibitors from AECOM and IRL and will owe sublicense payments to these third parties on the upfront payment, event payments, and royalties received by the Company from Mundipharma.

     For five years, Mundipharma will have a right of first negotiation on existing backup PNP inhibitors the Company develops through Phase IIb in oncology, but any new PNP inhibitors will be exempt from this agreement and the Company will retain all rights to such compounds. The Company retained the rights to forodesine HCl in the U.S. and Mundipharma is obligated by the terms of the agreement to use commercially reasonable efforts to develop the licensed product in the territory specified by the agreement. The agreement will continue for the commercial life of the licensed products, but may be terminated by either party following an uncured material breach by the other party or in the event the pre-existing third party license with AECOM and IRL expires. It may be terminated by Mundipharma upon 60 days written notice without cause or under certain other conditions as specified in the agreement and all rights, data, materials, products and other information would be transferred back to the Company at no cost. In the event the Company terminates the agreement for material default or insolvency, the Company could have to pay Mundipharma 50% of the costs of any independent data owned by Mundipharma in accordance with the terms of the agreement.
     In accordance with SAB No. 104 and EITF Issue 00-21, the Company deferred the $10 million up-front payment that was received from Mundipharma in February 2006. This deferred revenue began to be amortized to revenue February 2006 and will end in October 2017, which is the date of expiration for the last-to-expire patent covered by the agreement. In accordance with EITF Issue 99-19 and EITF Issue 01-14, the costs reimbursed by Mundipharma for the current and planned trials of forodesine HCl are recorded as revenue when the expense is incurred up to the $10 million limit stipulated in the agreement.
     The Company is currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine HCL. Notwithstanding, the Company does not believe that it is responsible for any of the disputed amounts. The Company is engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to the Company is estimated to be approximately $5 million (approximately 3.4 million euro). Because of the preliminary nature of the discussions, no amounts have been accrued as of December 31, 2007.
     F.Hoffmann-La Roche Ltd. and Hoffman-La Roche Inc. (“Roche”). In November 2005, the Company entered into an exclusive license with Roche for the development and commercialization of the Company’s second generation PNP inhibitor, BCX-4208, for the prevention of acute rejection in transplantation and for the treatment of autoimmune diseases. Under the terms of the agreement, Roche obtained worldwide rights to BCX-4208 in exchange for a $25 million up-front payment and a $5 million payment as reimbursement for a limited supply of material during the first 24 months of the collaboration. According to the terms of the license, there could also be event payments for achieving specified development, regulatory and commercial milestones (including sales level milestones following a product’s launch) for certain indications. In addition, the Company will receive royalties based on a percentage of net product sales, which varies depending upon when certain indications receive NDA approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. The Company licensed this compound and other PNP inhibitors from AECOM and IRL and will owe sublicense payments to these third parties on the upfront payment, future event payments, and royalties received by the Company for the sublicense of these inhibitors.
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
     In accordance with SAB No. 104 and EITF Issue 00-21, the Company recorded deferred revenue of $30 million related to the Roche collaboration. This deferred revenue began to be amortized to revenue in October 2006, when the IND was transferred to Roche, and will end in August 2023, which is the date of expiration for the last-to-expire patent covered by the agreement.
     Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. In June 2000, the Company licensed a series of potent inhibitors of PNP from AECOM and IRL. The lead drug candidates from this collaboration are Forodesine HCl™ and BCX-4208. The Company has obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, drug candidates that might arise from research on these inhibitors. The Company has agreed to pay certain milestone payments for future development of these inhibitors, certain royalties on sales of any resulting product, and to share in future payments received from other third-party partners, if any. In addition, the Company agreed to pay an annual license fee that is non-refundable, but is creditable against actual royalties and other payments due to AECOM and IRL. This agreement may be terminated by the Company at any time by giving 60 days advance notice or in the event of material uncured breach by AECOM and IRL.
     Upon completion of the collaborations with Mundipharma for BCX-1777 and Roche for BCX-4208, the Company was obligated to pay AECOM/IRL approximately $8.4 million. These payments were capitalized as a deferred expense and will be amortized into expense in proportion to the revenue recognized from the respective agreements.
     The University of Alabama at Birmingham. The Company currently has agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for the Company in return for research payments and license fees. UAB has granted the Company certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with the Company. The Company has agreed to pay royalties on sales of any resulting product and to share in future payments received from other third-party partners. The Company has completed the research under the UAB agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by the Company upon three months notice and by UAB under certain circumstances. There is currently no activity between the Company and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi and Green Cross agreements, or commercialize products related to these programs, we will owe sublicense fees or royalties on amounts we receive.
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
Note 11 — Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”). The standard provides enhanced guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. While the standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, it does not expand the use of fair value in any new circumstances. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management of the Company is evaluating the impact of this standard, but does not anticipate that it will have a significant impact on its financial statements.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement No. 159”). Statement No. 159 allows companies to voluntarily choose, at specified election dates, to measure any financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. Statement No. 159 is effective for fiscal years that begin after November 15, 2007. Management of the Company is evaluating the impact of this standard, but does not anticipate that it will have a significant impact on its financial statements.
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
Note 12 — Quarterly Financial Information (Unaudited) (In thousands, except per share)

	First	Second	Third	Fourth
2007 Quarters
Revenues	$9,159	$13,444	$20,463	$28,172
Net loss	(8,825)	(6,963)	(10,984)	(2,284)
Net loss per share	(.30)	(.24)	(.32)	(.06)
2006 Quarters
Revenues	$771	$1,558	$1,790	$2,092
Net loss	(7,882)	(10,083)	(15,603)	(10,050)
Net loss per share	(.27)	(.35)	(.53)	(.34)
2005 Quarters
Revenues	$41	$58	$32	$21
Net loss	(5,645)	(5,648)	(7,645)	(7,161)
Net loss per share	(.24)	(.22)	(.29)	(.27)
     Net loss and net loss per share each year may differ from the total of the individual quarters due to rounding.

Report of Independent Registered Public Accounting Firm on Financial Statements
The Board of Directors and Shareholders
BioCryst Pharmaceuticals, Inc.
     We have audited the accompanying balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCryst Pharmaceuticals, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the financial statements, in 2006, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Birmingham, Alabama
March 4, 2008

Report of Independent Registered Public Accounting Firm on Internal Control
The Board of Directors and Shareholders
BioCryst Pharmaceuticals, Inc.
We have audited BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BioCryst Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, BioCryst Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of BioCryst Pharmaceuticals, Inc. and our report dated March 4, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Birmingham, Alabama
March 4, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner under the Exchange Act of 1934. We carried out an evaluation as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act,, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15 under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective. The Company believes that its disclosure controls and procedures will ensure that information required to be disclosed in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.
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
     In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
     Based on this assessment, management has concluded that as of December 31, 2007, our internal control over financial reporting was effective. Management believes our internal control over financial reporting will provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on page 64 of this annual report.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
          None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
     Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
     Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Incorporated by reference from our definitive Proxy Statement to be filed in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements

Page in
Form 10-K
The following financial statements appear in Item 8 of this Form 10-K:
Balance Sheets at December 31, 2007 and 2006	49
Statements of Operations for the years ended December 31, 2007, 2006 and 2005	50
Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	51
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	52
Notes to Financial Statements	53 to 68
Report of Independent Registered Public Accounting Firm on Financial Statements	69
Report of Independent Registered Public Accounting Firm on Internal Control	70
No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.
(b) Exhibits. See Index of Exhibits.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of March, 2008.

BIOCRYST PHARMACEUTICALS, INC.
By:	/s/Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2008:

Signature	Title(s)

/s/Jon P. Stonehouse	President, Chief Executive Officer and Director
(Jon P. Stonehouse)

/s/Stuart Grant	Senior Vice President and Chief Financial Officer
(Stuart Grant)

/s/J. Claude Bennett	Chief Operating Officer and Director
(J. Claude Bennett, M.D.)

/s/Michael A. Darwin	Principal Accounting Officer and Treasurer
(Michael A. Darwin)

/s/Stephen R. Biggar	Director
(Stephen R. Biggar, M.D., Ph.D.)

/s/William W. Featheringill	Director
(William W. Featheringill)

/s/John L. Higgins	Director
(John L. Higgins)

/s/Zola P. Horovitz	Director
(Zola P. Horovitz, Ph.D.)

/s/Beth C. Seidenberg	Director
(Beth C. Seidenberg, M.D.)

/s/Joseph H. Sherrill, Jr.	Director
(Joseph H. Sherrill, Jr.)

/s/William M. Spencer	Director
(William M. Spencer, III)

/s/Randolph C. Steer	Director
(Randolph C. Steer, M.D., Ph.D.)

INDEX TO EXHIBITS

Sequentially
Numbered
Number	Description	Page

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Bylaws of Registrant as amended and restated effective November 6, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 13, 2007.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed June 17, 2002.

4.2	Amendment to Rights Agreement, dated as of August 5, 2007. Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q filed August 9, 2007.

10.1&	Annual Incentive Plan.	77

10.2&	Executive Relocation Policy.	82

10.3&	Amendment to Employment Letter Agreement for Stuart Grant Dated July	84
23, 2007.

10.4&	Form of Notice of Grant of Non-Employee Director Automatic Stock Option	87
and Stock Option Agreement.

10.5&	Form of Notice of Grant of Stock Option and Stock Option Agreement.	93

10.6	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc.
and the Department of Health and Human Services, dated October 2, 2007.

10.7&	Stock Incentive Plan, as amended and restated effective March 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed August 9, 2007.

10.8#	Agreement dated January 3, 2007, between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, as amended by Amendment number 1 dated January 3, 2007 and Amendment number 2 dated May 11, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2007.

10.9*	License, Development and Commercialization Agreement dated as of February 28, 2007, by and between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007.

10.10&	Employment Letter Agreement dated April 2, 2007, by and between the Company and David McCullough. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 10, 2007.

10.11&	Amended and Restated Employment Letter Agreement dated February 14, 2007, by and between the Company and Jon P. Stonehouse. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2006, filed March 14, 2007.

10.12	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 filed August 8, 2000.

10.13	Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q

		Sequentially
		Numbered
Number	Description	Page

	filed August 9, 2007.

10.14	Stock and Warrant Purchase Agreement dated as of August 6, 2007, by and among BioCryst Pharmaceuticals, Inc. and each of the Investors identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed August 7, 2007.

10.15&	Employment letter agreement between BioCryst Pharmaceuticals, Inc. and Stuart Grant dated July 23, 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 26, 2007.

10.16	Stock Purchase Agreement, dated as of February 17, 2005, by and among BioCryst Pharmaceuticals, Inc., Baker Bros. Investments, L.P., Baker Biotech Fund II, L.P., Baker Bros. Investments II, L.P., Baker Biotech Fund II (Z), L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund I, L.P., Baker Biotech Fund III (Z), L.P. and 14159, L.P. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 17, 2005.

10.17#	Development and License Agreement dated as of February 1, 2006, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Holdings Limited (Portions omitted pursuant to request for confidential treatment.) Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed May 2, 2006.

10.18&	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed June 14, 2002 (Registration No. 333-90582).

10.19#	License Agreement dated as of June 27, 2000, by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., as amended by the First Amendment Agreement dated as of July 26, 2002 and the Second Amendment Agreement dated as of April 15, 2005. (Portions omitted pursuant to request for confidential treatment.) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2005.

10.20#	Development and License Agreement dated as of November 29, 2005, by and between BioCryst Pharmaceuticals, Inc. and F.Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Portions omitted pursuant to request for confidential treatment.) Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed December 22, 2005.

10.21	Stock Purchase Agreement, dated as of December 14, 2005, by and among BioCryst Pharmaceuticals, Inc., Kleiner Perkins Caufield & Byers, Texas Pacific Group Ventures and KPTV, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed December 16, 2005.

10.22	Nomination and Observer Agreement, dated as of December 16, 2005, by and between BioCryst Pharmaceuticals, Inc. and Kleiner Perkins Caufield & Byers. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 16, 2005.

23	Consent of Ernst & Young, Independent Registered Public Accounting Firm.	103

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	104

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	105

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	106

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	107

#	Confidential treatment granted.

&	Management contracts.

*	Confidential treatment requested.