Form 10-Q
period 2008-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2008-05-09
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of April 30, 2008 was 38,083,767.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
March 31, 2008 and December 31, 2007
(In thousands, except per share data)

	2008	2007
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$27,875	$31,155
Marketable securities	17,674	19,542
Receivables from collaborations	28,579	39,128
Prepaid expenses and other current assets	3,131	1,880

Total current assets	77,259	91,705

Marketable securities	35,617	34,311
Furniture and equipment, net	5,086	5,294
Deferred collaboration expense	11,182	11,407

Total assets	$129,144	$142,717

Liabilities and Stockholders’ Equity
Accounts payable	$14,763	$19,772
Accrued expenses	5,498	2,864
Accrued vacation	888	824
Deferred rent	40	—
Deferred revenue	4,756	4,658

Total current liabilities	25,945	28,118

Deferred rent	250	—
Deferred revenue	48,726	49,694

Stockholders’ equity:
Preferred stock: shares authorized - 5,000
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized - 45; shares issued and outstanding - none
Common stock, $.01 par value: shares authorized - 95,000; shares issued and outstanding - 38,084 in 2008 and 37,967 in 2007	381	380
Additional paid-in capital	290,750	288,683
Accumulated other comprehensive income	726	378
Accumulated deficit	(237,634)	(224,536)

Total stockholders’ equity	54,223	64,905

Total liabilities and stockholders’ equity	$129,144	$142,717

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	2008	2007
Revenues
Collaborative and other research and development	$10,768	$9,159

Expenses
Research and development	21,898	16,195
General and administrative	2,886	2,372

Total expenses	24,784	18,567

Loss from operations	(14,016)	(9,408)

Interest and other income	918	583

Net loss	$(13,098)	$(8,825)

Basic and diluted net loss per common share	$(.34)	$(.30)

Weighted average shares outstanding	38,059	29,274
See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007
Operating activities
Net loss	$(13,098)	$(8,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	372	231
Stock-based compensation expense	1,593	1,376
Changes in operating assets and liabilities:
Receivables from collaborations	10,549	(3,811)
Prepaid expenses and other current assets	(1,251)	1,911
Deferred collaboration expense	225	(872)
Accounts payable and accrued expenses	(2,311)	2,383
Deferred rent	290	—
Deferred revenue	(870)	4,210

Net cash used in operating activities	(4,501)	(3,397)

Investing activities
Acquisitions of furniture and equipment	(164)	(261)
Purchases of patents and licenses	—	(16)
Purchases of marketable securities	(16,611)	—
Maturities of marketable securities	17,521	8,169

Net cash provided by investing activities	746	7,892

Financing activities
Employee stock purchase plan sales	144	129
Exercise of stock options	331	165

Net cash provided by financing activities	475	294

(Decrease) increase in cash and cash equivalents	(3,280)	4,789
Cash and cash equivalents at beginning of period	31,155	4,418

Cash and cash equivalents at end of period	$27,875	$9,207

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Note 1 — Significant Accounting Policies
Basis of Presentation
The balance sheet as of March 31, 2008, the statements of operations for the three months ended March 31, 2008 and 2007, and the statements of cash flows for the three months ended March 31, 2008 and 2007 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. There were no adjustments other than normal recurring adjustments.
These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007 and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2007 has been derived from the audited financial statements included in the Company’s most recent Annual Report on Form 10-K.
Cash and Cash Equivalents
The Company generally considers cash equivalents to be all cash held in money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase in accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows.
Marketable Securities
In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify securities as trading, available-for-sale, or held-to-maturity. The appropriateness of each classification is assessed at the time of purchase and at each reporting date. At March 31, 2008, the Company had approximately $53,291,065 of marketable securities of which $44,174,674 is classified as available-for-sale and $9,116,391 is classified as held-to-maturity.
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”) for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While this standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, it does not expand the use of fair value in any new circumstances. The adoption of Statement No. 157 did not have a significant impact on the Company’s financial statements.
Securities available-for-sale consisted of U.S. Agency securities carried at estimated fair values. The estimated fair value of these securities was based on independent quoted market prices and represents the highest priority of Level 1 in the fair value hierarchy as defined in Statement No. 157. The following table summarizes by year the scheduled maturity for the securities available-for-sale.

2008	$5,965,998
2009	22,293,964
2010	13,130,278
2011	2,784,434

$44,174,674

Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income. At March 31, 2008, the amortized cost of securities available-for-sale was $43,038,582.

Securities held-to-maturity consisted primarily of U.S. Agency securities carried at amortized cost. The estimated fair value of securities held-to-maturity at March 31, 2008 was $9,120,214 based on independent quoted market prices. At March 31, 2008, all of the non-current portions of securities held-to-maturity mature in 2010.
Receivables from Collaborations
Receivables are recorded for amounts due to the Company related to reimbursable research and development costs and event payments. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At March 31, 2008, the Company had the following receivables from collaborations.

	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$15,900,974	$9,888,178	$25,789,152
Mundipharma	2,335,063	386,473	2,721,536
Shionogi	68,067	—	68,067

Total	$18,304,104	$10,274,651	$28,578,755

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
Accrued Expenses
The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of March 31, 2008 and December 31, 2007 consisted primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.
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

Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had $726,082 of unrealized gains on its securities that are included in accumulated other comprehensive income at March 31, 2008.
Other comprehensive loss for the three months ended March 31, 2008 and 2007 appear in the following table.

	2008	2007
Net loss	$(13,098,107)	$(8,825,590)
Unrealized gain (loss) on securities available-for-sale	348,025	(6,150)

Other comprehensive loss	$(12,750,082)	$(8,831,740)

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
The Company recorded the following revenues from collaborations for the three months ended March 31.

	2008	2007
U.S. Department of Health and Human Services	$9,242,245	$7,642,955
Shionogi	349,240	19,065
Mundipharma	714,624	1,034,678
Roche	443,350	443,350
Other	18,750	18,750

Total	$10,768,209	$9,158,798

Research and Development Expenses
In accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs (“Statement No. 2”) the Company expenses research and development costs as incurred. Prior to January 1, 2008, the Company also expensed nonrefundable advance payments for goods and services received in connection with research and development activities. Effective January 1, 2008, the Company adopted the consensus in Emerging Issues Task Force Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities (“EITF Issue 07-3”). EITF 07-3 requires that these payments be deferred and recognized as an expense as the related goods are delivered or the related services are performed. The Company applied the new guidance to all advance payments made in the quarter ended March 31, 2008 for contracts executed after the effective date of this consensus. As a result, approximately $596,000 of advanced payments were capitalized that would have been expensed under the Company’s former accounting policy.
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
As of March 31, 2008, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Prior to January 1, 2006, the Company accounted for all share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and other related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”). No stock-based compensation cost related to the Company’s employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006. Stock-based compensation expense of $1,592,876 ($1,516,310 of expense related to the Incentive Plan, $39,140 of expense related to the ESPP, and $37,426 of expense related to the inducement grant) was recognized during the first three months of 2008, while $1,375,622 ($1,343,247 of expense related to the Incentive Plan and $32,375 of expense related to the ESPP) was recognized during the first three months of 2007.
As of March 31, 2008, there was approximately $13,004,435 of total unrecognized compensation cost related to non-vested employee stock option awards and stock awards granted by the Company. That cost is expected to be recognized as follows: $3,911,485 in the remainder of 2008, $4,622,325 in 2009, $3,504,325 in 2010, $922,135 in 2011, and $44,165 in 2012.
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
Note 2 — Stock-Based Compensation
Stock Incentive Plan
The Company grants stock option awards and restricted stock awards to employees, directors, and consultants of the Company under the Stock Incentive Plan (“Incentive Plan”), as amended and restated in March 2007. The Incentive Plan was approved by the Company’s stockholders in May 2007 and permits the Company to issue awards for approximately 5.9 million shares of common stock over the term of the Incentive Plan as amended and restated. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. Stock option awards granted to non-employee directors of the Company generally vest over one year. All stock option awards have contractual terms of 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.
Related activity under the Incentive Plan is as follows:

			Weighted
	Awards	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2007	592,027	5,023,258	$9.20
Stock option awards granted to employees	(647,672)	647,672	3.61
Stock option awards granted to consultants	(65,000)	65,000	4.33
Stock option awards exercised	—	(75,436)	4.39
Stock option awards canceled	128,468	(128,468)	9.82

Balance March 31, 2008	7,823	5,532,026	8.54

For employee stock option awards granted under the Incentive Plan during the first three months of 2008 and 2007, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of the stock option awards granted under the Incentive Plan during the first three months of 2008 and 2007 was $2.32 and $7.71, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the valuation date and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Employee Stock Option Awards
Granted under the Incentive Plan

	2008	2007
Expected Life in Years	5.5	5.7
Expected Volatility	78.7%	77.6%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.6%	4.7%
During 2007, the Company granted 50,000 restricted stock awards under the Incentive Plan. The grant date fair value of these awards was $11.81. None of these restricted stock awards has vested as of March 31, 2008.
Employee Stock Purchase Plan
The ESPP was originally approved by the Company’s stockholders in May 1995 and most recently amended in May 2002. The Company has reserved a total of 400,000 shares of common stock to be purchased under the ESPP, of which 23,681 shares remain available for purchase at March 31, 2008. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. The Company issued 41,077 shares during the first three months of 2008 under the ESPP. The fair value expense of options granted under the ESPP was determined using a Black-Scholes option pricing model.
Stock Inducement Grant
In March 2007, the Company’s Board of Directors approved a stock inducement grant of 110,000 stock option awards and 10,000 restricted stock awards to recruit a new employee to a key position within the Company. The stock option awards were granted in April 2007 with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The stock option awards have contractual terms of 10 years. The vesting exercise provisions of both the stock option awards and the restricted stock awards granted under the inducement grant are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the respective agreements. The weighted average grant date fair value of these stock option awards was $5.25. The exercise price of the stock option awards and the grant date fair value of the restricted stock awards granted under the inducement grant was $8.20. None of the restricted stock awards have vested as of March 31, 2008.
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
In May 2008, the Company received notice that Roche was exercising the “no cause” termination right under the license agreement for BCX-4208. Upon the effective date of termination, which is 180 days from the date of notice, the Company will regain worldwide rights to BCX-4208. Roche and the Company have agreed to complete the ongoing Phase IIa trial with BCX-4208, which is a randomized, double blind, placebo controlled, dose ranging trial being conducted in 66 patients with moderate to severe plaque psoriasis. Upon termination, the Company will recognize the remaining deferred revenue and deferred expense related to the license agreement, which are $27.3 million and $8.4 million, respectively, as of March 31, 2008.

The Company is currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine HCl. Notwithstanding, the Company does not believe that it is responsible for any of the disputed amounts. The Company is engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to the Company is estimated to be approximately $2.5 million. Because of the preliminary nature of the discussions, no amounts have been accrued as of March 31, 2008.
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
In January 2007, the Company was awarded a four-year contract from the U.S. Department of Health and Human Services (“HHS”) for the advanced development of peramivir. The contract with HHS is defined as a cost-plus-fixed-fee contract. That is, the Company is entitled to receive reimbursement for all costs incurred in accordance with the contract provisions that are related to the development of peramivir plus a fixed fee, or profit.
In January 2008, the Company announced that the development costs of its peramivir program to anticipated product approval would cost in excess of the $102.6 million contract since the development plan for peramivir had changed from that outlined in the original proposal to HHS. HHS has indicated that they will fund certain elements of the revised program, including the ongoing Phase II i.v. study evaluating peramivir in hospitalized subjects, the planning and conduct of the planned Phase II study of i.m. peramivir and the manufacturing and toxicology components of the program. Each of these elements has specific HHS funding limits and any costs outside the amounts approved by HHS may be the responsibility of the Company. The original contract of $102.6 million and the four year term remain unchanged.
In February 2008, the Company disclosed that it would not pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses of the drug in an upcoming influenza season. The Company and HHS are currently in discussions regarding the reimbursement of termination costs incurred related to the Phase III program. The Company has recorded approximately $4.6 million of revenue and unbilled receivables related to these termination costs. No reserve has been recorded against this revenue, as the Company believes the termination costs are recoverable from HHS in accordance with the Company’s contract.
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
As of March 31, 2008, the majority of the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to the NOL carryforwards. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized.
The Company has significant net operating loss and business credit carryovers which are subject to a valuation allowance due to the uncertain nature of the realization of the losses. The Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after certain ownership changes. During 2007, the Company performed a detailed analysis and determined that there was no resulting limitation to the Company’s net operating loss and credit carryforwards.

The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48 and as of March 31, 2008, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.
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
Overview
Recent Corporate Highlights
•	Continuated development of oral forodesine HCl in cutaneous T-cell lymphoma (“CTCL”)
In October 2007, we enrolled the first patient in a pivotal Phase II clinical trial of oral forodesine HCl in patients with CTCL. The multinational trial continues and is being conducted in accordance with a Special Protocol Assessment (“SPA”) agreement between the U.S. Food and Drug Administration (“FDA”) and us.
•	Forodesine HCl trial initiated for chronic lymphocytic leukemia (“CLL”) patients
We have initiated a second clinical trial that will evaluate forodesine HCl in patients with CLL. The trial is a single arm study of single agent forodesine HCl with response rate as the primary endpoint. The first patient was dosed during the first quarter of 2008.
•	Continued development of intramuscular (“i.m.”) peramivir clinical trial
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
Following the release of the preliminary Phase II results in September 2007, we completed additional analyses of the clinical data and performed a preliminary analysis of the virologic data from this trial. We also conducted further pharmacokinetic (“PK”) studies in healthy volunteers and had discussions with the FDA and HHS in support of the continuing development of peramivir. In January 2008, we announced that we had completed additional analyses of the clinical data from our Phase II trial and would not continue to pursue a pivotal Phase III program for i.m. peramivir in the current influenza season.
The Phase III i.m. peramivir trial initiated earlier this year was voluntarily discontinued after 82 of the planned 600 patients had enrolled because of a decision to study higher doses in a Phase II setting. Patients with influenza A and B were treated with either placebo or 300mg of i.m. peramivir. Although only 14% of the planned patients were enrolled in the study, results supported the activity of 300mg peramivir. The study was designed to show a difference within the influenza A subgroup, where preliminary clinical data showed a 30 hour reduction in time to alleviation of symptoms in patients that received peramivir compared to those who received placebo. Preliminary results from the overall population showed a reduction in time to alleviation of symptoms of approximately 14 hours. Because the trial was not carried out to completion, the sample size was small; the observed treatment effect was not statistically significant.

These results are consistent with data from previous clinical trials:
•	reductions in time to alleviation of symptoms are consistent with prior Phase II study results of the 300mg dose of i.m. peramivir;

•	reductions in viral shedding and percentage of patients shedding virus were consistent with the data seen in our previous Phase II study; and

•	PK data in the treated population indicate that patients achieved consistent drug levels, which were similar to those seen in our previous well-controlled Phase I trial.
BioCryst is continuing development of a more concentrated formulation and plans to test higher doses of i.m. peramivir in the next Phase II study. The doses to be studied in Phase II will be selected based on a planned mid 2008 analysis of a recently completed Phase I study using the more concentrated formulation.
•	Continued development of intravenous (“i.v.”) peramivir Phase II clinical trial
In July 2007, we announced the initiation of a Phase II clinical trial of i.v. peramivir to compare the efficacy and safety of i.v. peramivir to orally administered oseltamivir in patients who require hospitalization due to acute influenza. This trial was initiated in the Southern Hemisphere and continued in the Northern Hemisphere during the 2007-2008 influenza season. The study is ongoing.
•	Developments in oral BCX-4208 Phase IIa clinical trial
In July 2007, the Company and Roche initiated the first Phase IIa, randomized, double blind, placebo controlled, dose ranging study with BCX-4208 in 66 patients with moderate to severe plaque psoriasis. In this study, BCX-4208 is administered once a day for 6 weeks, at a dose of either 20mg or 120mg. The primary objectives of this study are to assess the safety, tolerability, and pharmaocokinetic profile of BCX-4208, and the primary endpoints reflect this objective. Secondary endpoints include pharmacodynamic measures and clinical response. Data has been collected and reviewed from a planned interim analysis of 30 subjects, 18 of whom completed the full six weeks of treatment. The primary endpoints of safety, tolerability and PK parameters were met; clinical efficacy was not demonstrated. Dose-response effects were observed in reduction of peripheral blood lymphocyte counts and subsets.
The collaboration with Roche for the worldwide development and commercialization of BCX-4208 was formed in November 2005 and provided the Company with a $30 million upfront payment, future event payments, payable if and when specified events described in the agreement occurred, and royalties commensurate with the value of the collaboration on product net sales (see Exhibit 10.2 to the Company’s Form 8-K/A filed December 22, 2005). In May 2008, we received notice that Roche was exercising the “no cause” termination right under the license agreement for BCX-4208. Roche and the Company have agreed to complete the ongoing Phase IIa trial. We will determine the future development plans of BCX-4208 after receiving top line data from all subjects of the Phase IIa trial, which is due later in 2008.
Results of Operations (three months ended March 31, 2008 compared to the three months ended March 31, 2007)
Collaborative and other research and development revenues increased to $10.8 million for the three months ended March 31, 2008 as compared to $9.2 million for the three months ended March 31, 2007, primarily due to revenue from HHS related to our contract for the development of peramivir and the amortization of deferred revenue from our collaborations.

Research and development (“R&D”) expenses increased 35% to $21.9 million for the first quarter of 2008 from $16.2 million for the first quarter of 2007, while general and administrative (“G&A”) expenses increased 21% to $2.9 million for the first quarter of 2008 from $2.4 million for the first quarter of 2007. The variance in R&D expenses is mainly attributable to an increase in clinical trial related expenses, manufacturing costs for our lead drug candidates, and costs related to an increase in the personnel supporting the advanced development of our drug candidates. The increase in G&A expenses is primarily due to an increase in professional fees and an increase in personnel related costs as a result of additional headcount.
Interest income for the three months ended March 31, 2008 was $0.9 million as compared to $0.6 million for the three months ended March 31, 2007.
The net loss for the first quarter of 2008 was $13.1 million, or $0.34 per share, compared to a net loss of $8.8 million, or $0.30 per share for the first quarter of 2007.
Changes in Financial Condition since December 31, 2007
Since our most recent fiscal year end, there have been two primary factors that have had an impact on our financial condition. The contract with HHS for the development of peramivir has had a significant impact on our financial condition. Our combined billed and unbilled receivables related to this contract as of March 31, 2008, were approximately $25.8 million as compared to $36.5 million at December 31, 2008, which had a positive impact on our cash position. However, our payables and accrued expenses decreased approximately $2.3 million during the same period.
Liquidity and Capital Resources
Cash expenditures have exceeded revenues since our inception. Our operations have principally been funded through public offerings and private placements of equity and debt securities and cash from collaborative and other research and development agreements, including government contracts, and to a lesser extent interest. For example, during the first three months of 2008, we received cash from collaborative and other research and development agreements and government contracts (primarily Shionogi, Mundipharma and HHS) of approximately $20.4 million. Other sources of funding have included the following:
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
In March 2007, we announced a collaborative agreement with Shionogi for rights to peramivir in Japan. This agreement required an upfront payment of $14 million that was received in April 2007. In 2007 Shionogi began a phase II trial with peramivir in Japan which triggered a milestone payment to us for $7 million which was received in December 2007.
In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir. The contract is a standard cost plus fixed fee contract, which we expect will continue to have a significant positive impact on our financial position and cash flow. We bill our incurred costs to HHS on a monthly basis. Any significant delays in payment, rejection of significant costs by HHS or cancellation of this contract by HHS would have a significant negative effect on our financial position. In January 2008, we announced that the development costs of our peramivir program to anticipated product approval would cost in excess of the $102.6 million contract since the development plan for peramivir had changed from that outlined in the original proposal to HHS. HHS has indicated that they will fund certain elements of our revised program, including the ongoing Phase II i.v. study evaluating peramivir in hospitalized subjects, the planning and conduct of the planned Phase II study of i.m. peramivir and the manufacturing and toxicology components of the program. Each of these elements has specific HHS funding limits and any costs outside the approved amounts by HHS may be our responsibility. In February 2008, we disclosed that we would not pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses of the drug in an upcoming influenza season. The Company and HHS are currently in discussions regarding the reimbursement of termination costs incurred related to the Phase III program. We have recorded approximately $4.6 million of revenue and unbilled receivables related to these termination costs. No reserve has been recorded against this revenue, as we believe the termination costs are recoverable from HHS in accordance with our contract. The original contract of $102.6 million and the four year term remain unchanged.
In February 2006, we licensed forodesine HCl to Mundipharma for the development and commercialization of this drug in Europe, Asia and Australasia. In addition to the upfront payment of $10 million, which was received in February 2006, Mundipharma is paying 50% of the clinical development costs we are incurring for forodesine HCl on existing and planned clinical trials, but their portion shall not exceed $10 million. In addition, Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15 million. The agreement also provides for future event payments and royalties to be made by Mundipharma upon the achievement of certain clinical, regulatory and sales events. In January 2007, we initiated our pivotal study with forodesine HCl in T-cell leukemia patients under an SPA negotiated with the FDA, which triggered a $5 million event payment from Mundipharma. Subsequently, in March 2007, we made a decision to put this trial on voluntary hold to investigate particulates that were found in some batches of i.v. formulation. In December 2007, we announced the termination of our development in T-ALL with forodesine HCl. In July 2007, we announced that we had received an SPA for a pivotal trial of forodesine HCl in CTCL patients. The trial is a multicenter, multinational, open-label, single-arm, repeat dose pivotal trial which began enrollment during October 2007. In the first quarter of 2008, we initiated a second clinical trial for patients with CLL.

For the year, our cash, cash equivalents and marketable securities balance has decreased from $85.0 million as of December 31, 2007 to $81.2 million as of March 31, 2008, primarily due to the monthly cash burn from operations offset by cash received from collaborations. As a result of these items and the reimbursement from our contract with HHS, our net cash burn rate has been approximately $1.3 million per month in 2008. We caution that our revenues, our expenses and our cash flows will vary significantly from quarter to quarter due to the nature of the trials in influenza and the reimbursement from HHS. We are projecting our 2008 net cash burn to be approximately $25-$30 million.
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
As of March 31, 2008, we had $81.2 million in cash, cash equivalents and marketable securities, which included the $65.3 million from the private placement of unregistered common stock and warrants to certain existing stockholders, which closed on August 9, 2007. With our currently available funds and the amounts to be received from HHS, Shionogi and our other collaborators, we believe these resources will be sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2008, we are not involved in any material unconsolidated entities or off-balance sheet arrangements.
Contractual Obligations
Our contractual obligations as of December 31, 2007 are described in our Annual Report on Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2007.
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
While our significant accounting policies are more fully described in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, and Note 1 to our financial statements included in Part I, Item I of this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Revenue Recognition
Our revenues have generally been limited to license fees, event payments, research and development fees, government contracts, and interest income. Revenue is recognized in accordance with SAB No. 104 and EITF Issue 00-21. License fees, event payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations or we have completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized as earned over an estimated period determined by management based on the terms of the agreement and the products licensed. For example, in the Roche and Mundipharma license agreements, we deferred the upfront payments over the remaining life of the patents which are through 2023 and 2017, respectively. In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting in accordance with EITF Issue 00-21. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively. For example, upon termination of the license agreement with Roche, we will recognize the remaining deferred revenue and deferred expense, which are $27.3 million and $8.4 million, respectively, as of March 31, 2008.
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
Research and Development Expenses
Major components of R&D expenses consist of personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by CRO’s, materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. We charge these costs to expense when incurred, consistent with Statement No. 2 and EITF Issue 07-3. These costs are a significant component of R&D expenses. Most of our manufacturing and our clinical and preclinical studies are performed by third-party CRO’s. We accrue costs for studies performed by CRO’s over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of services actually performed. We expense both our internal and external research and development costs as incurred.
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

The following table summarizes our R&D expenses for the periods indicated. Note that amounts are in thousands.

	Three Months Ended March 31,
	2008	2007
Direct external R&D expenses by program:
PNP Inhibitor (forodesine HCl)	$4,885	$3,367
Neuraminidase Inhibitor (peramivir)	8,972	5,354
Other	1,843	654

Indirect R&D expenses:
Compensation and fringe benefits	3,367	2,453
Supplies and services	598	2,581
Maintenance, depreciation, amortization	544	306
Overhead allocation and other	1,689	1,480

Total R&D expenses	$21,898	$16,195

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
The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot be certain that any of our drug candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance. We, the FDA or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development. Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process. Other risks associated with our product development programs are described in Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K, as updated by Part II, Item IA of this report and as updated from time to time in our subsequent periodic reports and current reports filed with the SEC. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our product development programs and the period in which material net cash inflows from any of our product development programs may commence are unknown.
Accrued Expenses
As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:
•	fees paid to CRO’s in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of our raw materials, drug substances and drug products; and

•	professional service fees.

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
As of March 31, 2008, we had two stock-based employee compensation plans, the Incentive Plan and the ESPP. Prior to January 1, 2006, we accounted for all share-based payments under the recognition and measurement provisions of APB Opinion No. 25 and other related interpretations, as permitted by Statement No. 123. No stock-based compensation cost related to our employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006.
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
These statements reflect our current views with respect to future events and we have no obligation to update or revise the statements. We caution that you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors” in our Annual Report on Form 10-K, as updated by Part II, Item 1A of this report.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings:
None
Item 1A. Risk Factors:
Our 2007 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information below updates our risk factors as of March 31, 2008. These risk factors should be read in conjunction with all risk factors and information disclosed in that Form 10-K.
Risks Relating to Our Business
We have incurred substantial losses since our inception in 1986, expect to continue to incur such losses, and may never be profitable.
Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. As of March 31, 2008, our accumulated deficit was approximately $237.6 million. To become profitable, we must successfully manufacture and develop drug product candidates, receive regulatory approval, and successfully commercialize or enter into profitable agreements with other parties. It could be several years, if ever, before we receive royalties from any current or future license agreements or revenues directly from product sales.
Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.
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
Our projections of revenues and incoming cash flows are substantially dependent upon HHS reimbursement for the costs related to our peramivir program. If HHS were to eliminate, reduce or delay the funding for this program or disallow some of our incurred costs, we would have to obtain additional funding for development of this drug candidate or significantly reduce or stop the development effort. For example, in January 2008, we announced the development cost of our peramivir program to product approval would cost in excess of the $102.6 million contract since the development plan for peramivir has changed from that outlined in the original proposal to HHS. HHS has indicated that they will fund certain elements of our revised program, including the ongoing Phase II i.v. study in hospitalized subjects, planning and conduct of the planned Phase II i.m. study, manufacturing and toxicology. Each of these elements has specific HHS funding limits and costs outside the approved amounts by HHS may be the responsibility of the Company. In February 2008, the Company disclosed that it would not pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses of the drug in an upcoming influenza season. The Company and HHS are currently in discussions regarding the responsibility of the termination costs from the Phase III program. The Company has recorded approximately $4.6 million of revenue related to these termination costs. No reserve has been recorded against this revenue, as the Company believes the termination costs are recoverable from HHS in accordance with the Company’s contract. The original contract of $102.6 million and the four year term remain unchanged.

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

Currently, we have established collaborative relationships with four pharmaceutical companies, Roche, Mundipharma, and both Shionogi and Green Cross for the development and commercialization of BCX-4208, forodesine HCl and peramivir, respectively. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
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
For example, in May 2008, we received notice that Roche was exercising the “no cause” termination right under the license agreement for BCX-4208. Upon the effective date of termination, we will regain worldwide rights to BCX-4208. We will determine the future development plans of BCX-4208 after receiving top line data from all subjects in the Phase IIa trial due later in 2008.
We are currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine HCl. Notwithstanding, we do not believe that we are responsible for any of the disputed amounts. We are engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to us is estimated to be approximately $2.5 million. Because of the preliminary nature of the discussions, no amounts have been accrued as of March 31, 2008.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May 2008.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse Jon P. Stonehouse
President and Chief Executive Officer

/s/ Stuart Grant Stuart Grant
Chief Financial Officer

/s/ Michael A. Darwin Michael A. Darwin
VP Finance (Principal Financial and Accounting Officer), Secretary and Treasurer

INDEX TO EXHIBITS

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

4.2	Amendment to Rights Agreement, dated as of August 5, 2007. Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q filed August 9, 2007.

10.1&	Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed March 4, 2008.

10.2&	Executive Relocation Policy. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed March 4, 2008.

10.3&	Amendment to Employment Letter Agreement for Stuart Grant Dated July 23, 2007. Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K filed March 4, 2008.

10.4&	Form of Notice of Grant of Non-Employee Director Automatic Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed March 4, 2008.

10.5&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K filed March 4, 2008.

10.6
Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, dated October 2, 2007. Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed March 4, 2008.

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

10.13
Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 9, 2007.

Number	Description
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