Form 10-Q
period 2008-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2008-08-08
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Yes ☐ No ☑.
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of July 31, 2008 was 38,246,410.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
June 30, 2008 and December 31, 2007
(In thousands, except per share data)

	2008	2007
	(Unaudited)	(Note 1)

Assets
Cash and cash equivalents	$25,141	$31,155
Marketable securities	13,260	19,542
Receivables from collaborations	14,850	39,128
Prepaid expenses and other current assets	2,369	1,880

Total current assets	55,620	91,705

Marketable securities	35,846	34,311
Furniture and equipment, net	5,232	5,294
Deferred collaboration expense	10,951	11,407

Total assets	$107,649	$142,717

Liabilities and Stockholders’ Equity
Accounts payable	$9,317	$19,772
Accrued expenses	2,730	2,864
Accrued vacation	914	824
Deferred rent	40	—
Deferred revenue	4,345	4,658

Total current liabilities	17,346	28,118

Deferred rent	240	—
Deferred revenue	47,640	49,694

Stockholders’ equity:
Preferred stock: shares authorized – 5,000
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized – 45; shares issued and outstanding – none
Common stock, $.01 par value: shares authorized – 95,000; shares issued and outstanding – 38,084 in 2008 and 37,967 in 2007	381	380
Additional paid-in capital	292,132	288,683
Accumulated other comprehensive income	252	378
Accumulated deficit	(250,343)	(224,536)

Total stockholders’ equity	42,423	64,905

Total liabilities and stockholders’ equity	$107,649	$142,717

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Periods Ended June 30, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	2008	2007	2008	2007
Revenues
Collaborative and other research and development	$2,659	$13,444	$13,427	$22,603

Expenses
Research and development	13,373	19,013	35,271	35,208
General and administrative	2,666	2,013	5,552	4,385

Total expenses	16,039	21,026	40,823	39,593

Loss from operations	(13,380)	(7,582)	(27,396)	(16,990)

Interest and other income	671	619	1,589	1,202

Net loss	$(12,709)	$(6,963)	$(25,807)	$(15,788)

Basic and diluted net loss per common share	$(.33)	$(.24)	$(.68)	$(.54)

Weighted average shares outstanding	38,117	29,420	38,088	29,371
See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007
Operating activities
Net loss	$(25,807)	$(15,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	756	475
Stock-based compensation expense	2,976	2,810
Changes in operating assets and liabilities:
Receivables from collaborations	24,278	(13,717)
Prepaid expenses and other current assets	(489)	1,489
Deferred collaboration expense	456	(1,274)
Accounts payable and accrued expenses	(10,499)	4,502
Deferred rent	280	—
Deferred revenue	(2,367)	17,251

Net cash used in operating activities	(10,416)	(4,252)

Investing activities
Acquisitions of furniture and equipment	(694)	(609)
Purchases of patents and licenses	—	(30)
Purchases of marketable securities	(28,668)	(13,584)
Maturities of marketable securities	33,289	20,032

Net cash provided by investing activities	3,927	5,809

Financing activities
Employee stock purchase plan sales	144	129
Exercise of stock options	331	1,074

Net cash provided by financing activities	475	1,203

(Decrease) increase in cash and cash equivalents	(6,014)	2,760
Cash and cash equivalents at beginning of period	31,155	4,418

Cash and cash equivalents at end of period	$25,141	$7,178

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Note 1 — Significant Accounting Policies
Basis of Presentation
The balance sheet as of June 30, 2008, the statements of operations for the three and six months ended June 30, 2008 and 2007, and the statements of cash flows for the six months ended June 30, 2008 and 2007 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. There were no adjustments other than normal recurring adjustments.
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
Marketable Securities
In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify securities as trading, available-for-sale, or held-to-maturity. The appropriateness of each classification is assessed at the time of purchase and at each reporting date. At June 30, 2008, the Company had $49,105,793 of marketable securities of which $46,108,793 is classified as available-for-sale and $2,997,000 is classified as held-to-maturity.
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
Securities available-for-sale consisted of U.S. Agency securities carried at estimated fair values. The estimated fair value of these securities was based on independent quoted market prices and represents the highest priority of Level 1 in the fair value hierarchy as defined in Statement No. 157. The following table summarizes by year the scheduled maturity for the securities available-for-sale at June 30, 2008 and includes accrued interest of $418,556.

2008	$1,900,805
2009	21,534,079
2010	21,621,706
2011	1,052,203

$46,108,793

Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income. At June 30, 2008, the amortized cost of securities available-for-sale was $45,438,092.

Securities held-to-maturity consisted primarily of U.S. Agency securities carried at amortized cost. The estimated fair value of securities held-to-maturity at June 30, 2008 was $2,979,866 based on independent quoted market prices. At June 30, 2008, all of the non-current portions of securities held-to-maturity mature in 2010.
Receivables from Collaborations
Receivables are recorded for amounts due to the Company related to reimbursable research and development costs and event payments. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At June 30, 2008, the Company had the following receivables from collaborations.

	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$6,545,606	$7,289,193	$13,834,799
Mundipharma	669,974	277,506	947,480
Shionogi	68,067	—	68,067

Total	$7,283,647	$7,566,699	$14,850,346

Unbilled receivables from the U.S. Department of Health and Human Services (“HHS”) are net of a reserve for costs and fees of $4,918,849 at June 30, 2008 that are uncertain of recovery and related to the voluntarily terminated Phase III studies of the peramivir intramuscular (“i.m.”) program. The Company is in discussions with HHS regarding the reimbursement of these costs and fees. To the extent that any additional recoveries are realized or become probable of realization, the reserve will be adjusted in a future period(s). Any such adjustments could have a material impact on future operating results.
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
Accrued Expenses
The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of June 30, 2008 and December 31, 2007 consisted primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had $252,146 of unrealized gains on its securities that are included in accumulated other comprehensive income at June 30, 2008.
Other comprehensive loss for the periods ended June 30, 2008 and 2007 appear in the following table.

	Three Months		Six Months
	2008	2007	2008	2007
Net loss	$(12,709,357)	$(6,963,168)	$(25,807,464)	$(15,788,759)
Unrealized loss on securities available-for-sale	(473,937)	(30,704)	(125,912)	(36,854)

Other comprehensive loss	$(13,183,294)	$(6,993,872)	$(25,933,376)	$(15,825,613)

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
The Company recorded the following revenues from collaborations for the periods ended June 30, 2008 and 2007.

	Three Months		Six Months
	2008	2007	2008	2007
U.S. Department of Health and Human Services	$832,295	$11,583,629	$10,074,540	$19,226,584
Shionogi	448,930	490,994	798,170	510,059
Mundipharma	915,244	906,885	1,629,868	1,941,563
Roche	443,350	443,350	886,700	886,700
Other	18,750	19,025	37,500	37,775

Total	$2,658,569	$13,443,883	$13,426,778	$22,602,681

Revenues from the contract with HHS for the three and six months ended June 30, 2008 are shown net of a provision for costs and fees of $4,918,849, of which $4,567,604 relates to revenues recognized in the three months ended March 31, 2008 and $351,245 relates to revenues recognized in 2007. These costs and fees are uncertain of recovery and related to the voluntarily terminated Phase III studies of the peramivir i.m. program.
Research and Development Expenses
In accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs (“Statement No. 2”) the Company expenses research and development costs as incurred. Prior to January 1, 2008, the Company also expensed nonrefundable advance payments for goods and services received in connection with research and development activities. Effective January 1, 2008, the Company adopted the consensus in Emerging Issues Task Force Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities (“EITF Issue 07-3”). EITF 07-3 requires that these payments be deferred and recognized as an expense as the related goods are delivered or the related services are performed. The Company applied the new guidance to all advance payments made in the first six months of 2008 for contracts executed after the effective date of this consensus. As a result, approximately $45,000 of advanced payments are capitalized at June 30, 2008 that would have been expensed under the Company’s former accounting policy.
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
As of June 30, 2008, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Prior to January 1, 2006, the Company accounted for all share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and other related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”). No stock-based compensation cost related to the Company’s employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006. Stock-based compensation expense of $2,976,367 ($2,824,622 of expense related to the Incentive Plan, $76,893 of expense related to the ESPP, and $74,852 of expense related to the inducement grant) was recognized during the first six months of 2008, while $2,809,692 ($2,703,879 of expense related to the Incentive Plan, $68,387 of expense related to the ESPP, and $37,426 of expense related to the inducement grant) was recognized during the first six months of 2007.

As of June 30, 2008, there was $11,665,468 of total unrecognized compensation cost related to non-vested employee stock option awards and stock awards granted by the Company. That cost is expected to be recognized as follows: $2,543,286 in the remainder of 2008, $4,662,500 in 2009, $3,494,440 in 2010, $921,008 in 2011, and $44,234 in 2012.
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
Note 2 — Stock-Based Compensation
Stock Incentive Plan
The Company grants stock option awards and restricted stock awards to employees, directors, and consultants of the Company under the Stock Incentive Plan (“Incentive Plan”), as amended and restated in February 2008. The Incentive Plan was approved by the Company’s stockholders in May 2008. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. Stock option awards granted to non-employee directors of the Company generally vest over one year. All stock option awards have contractual terms of 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.
Related activity under the Incentive Plan is as follows:

			Weighted
	Awards	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2007	592,027	5,023,258	$9.20
Incentive plan amended	1,200,000	—	—
Stock option awards granted to employees and directors	(740,672)	740,672	3.55
Stock option awards granted to consultants	(65,000)	65,000	4.33
Restricted stock awards granted	(76,536)	—	—
Stock option awards exercised	—	(75,436)	4.39
Stock option awards canceled	285,454	(285,454)	9.42

Balance June 30, 2008	1,195,273	5,468,040	8.43

For stock option awards granted to employees and directors under the Incentive Plan during the first six months of 2008 and 2007, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during the first six months of 2008 and 2007 was $2.28 and $6.08, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the valuation date and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted to
Employees and Directors under the Incentive Plan

	2008	2007
Expected Life in Years	5.5	5.7
Expected Volatility	78.7%	74.7%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.7%	4.7%
During 2007, the Company granted 50,000 restricted stock awards under the Incentive Plan with a grant date fair value of $11.81. During the second quarter of 2008, the Company also granted 76,536 restricted stock awards under the Incentive Plan with a grant date fair value of $3.12. None of the restricted stock awards granted under the Incentive Plan have vested as of June 30, 2008.
Employee Stock Purchase Plan
The ESPP was originally approved by the Company’s stockholders in May 1995 and the most recent amendment was approved in May 2008. The Company has reserved a total of 600,000 shares of common stock to be purchased under the ESPP, of which 223,681 shares remain available for purchase at June 30, 2008. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. The Company issued 41,077 shares during the first six months of 2008 under the ESPP. The fair value expense of options granted under the ESPP was determined using a Black-Scholes option pricing model.
Stock Inducement Grant
In March 2007, the Company’s Board of Directors approved a stock inducement grant of 110,000 stock option awards and 10,000 restricted stock awards to recruit a new employee to a key position within the Company. The stock option awards were granted in April 2007 with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The stock option awards have contractual terms of 10 years. The vesting exercise provisions of both the stock option awards and the restricted stock awards granted under the inducement grant are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the respective agreements. The weighted average grant date fair value of these stock option awards was $5.25. The exercise price of the stock option awards and the grant date fair value of the restricted stock awards granted under the inducement grant was $8.20. As of June 30, 2008, 2,916 of the restricted stock awards have vested.
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

In May 2008, the Company received notice that Roche was exercising the “no cause” termination right under the license agreement for BCX-4208. Upon the effective date of termination, which is 180 days from the date of notice, the Company will regain worldwide rights to BCX-4208. Roche and the Company have agreed to complete the ongoing Phase IIa trial with BCX-4208, which is a randomized, double blind, placebo controlled, dose ranging trial being conducted in 66 patients with moderate to severe plaque psoriasis. Upon termination, the Company will recognize the remaining deferred revenue and deferred expense related to the license agreement, which are $26.9 million and $8.3 million, respectively, as of June 30, 2008.
The Company is currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine HCl. Notwithstanding, the Company does not believe that it is responsible for any of the disputed amounts. The Company is engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to the Company is estimated to be approximately $2.5 million. Because of the preliminary nature of the discussions, no amounts have been accrued as of June 30, 2008.
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
In January 2007, the Company was awarded a four-year contract from the U.S. Department of Health and Human Services (“HHS”) for the advanced development of peramivir. The contract with HHS is defined as a cost-plus-fixed-fee contract. That is, the Company is entitled to receive reimbursement for all reasonable and allowable costs incurred in accordance with the contract provisions that are related to the development of peramivir plus a fixed fee, or profit.
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
In January 2008, the Company disclosed that it would not pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses than used in previous studies. In July 2008, HHS indicated that it does not intend to reimburse the Company all of the costs incurred related to these terminated Phase III studies. The Company will continue to pursue reimbursement of these costs. During the second quarter of 2008, the Company recorded a $4.9 million reserve against revenue for amounts the Company previously expected to receive from HHS related to the costs incurred in this program. Approximately $4.6 million of the reserve relates to revenues recognized in the first quarter of 2008, while approximately $0.3 million of the reserve relates to revenues recognized in 2007.
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

As of June 30, 2008, the majority of the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to the NOL carryforwards. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized.
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
The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48 and as of June 30, 2008, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.
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
Overview
Recent Corporate Highlights
•	Continued development of oral forodesine HCl in cutaneous T-cell lymphoma (“CTCL”)
In October 2007, we enrolled the first patient in a pivotal Phase II clinical trial of oral forodesine HCl in patients with CTCL. The multinational trial continues and is being conducted in accordance with a Special Protocol Assessment (“SPA”) agreement between the U.S. Food and Drug Administration (“FDA”) and us.
•	Forodesine HCl trial initiated for chronic lymphocytic leukemia (“CLL”) patients
We have initiated a second clinical trial that will evaluate forodesine HCl in patients with CLL. The trial is a single arm study of single agent forodesine HCl with response rate as the primary endpoint. The first patient was dosed during the first quarter of 2008 and enrollment is currently ongoing.
•	Continued development of intramuscular (“i.m.”) peramivir
In July 2008, we announced the initiation of a Phase II study of i.m peramivir in the outpatient setting for the treatment of seasonal influenza. This Phase II study is a double blind, placebo controlled, parallel-group study that compares the efficacy of a single 600mg injection of i.m. peramivir to placebo in the treatment of seasonal influenza in the outpatient setting. The dose was selected based upon an analysis of a Phase I study in healthy volunteers of a new, more concentrated 150 mg/ml formulation of i.m. peramivir, as well as prior studies of peramivir in patients with influenza. The Phase II study will utilize the new, more concentrated formulation and needle length guidelines established in recently conducted pharmacokinetic studies. The primary endpoint of the study is time to alleviation of symptoms. Secondary endpoints include reduction in viral titers and safety and tolerability.

•	Shionogi & Co., Ltd. Development of intravenous (“i.v.”) peramivir for the treatment of influenza in the outpatient setting
In July 2008, the Company announced preliminary results of a Phase II study of intravenous (i.v.) peramivir administered via a single dose injection in the outpatient setting for the treatment of seasonal influenza. The trial, conducted by the Company’s partner, Shionogi & Co., Ltd. in Japan, met its primary endpoint of improvement in the median time to alleviation of symptoms in subjects with confirmed, acute, uncomplicated influenza infection, compared to placebo alone. This result was highly statistically significant. Further, safety assessments confirmed that peramivir was generally well-tolerated. This data will be submitted for presentation at an upcoming medical conference. Based on the study’s preliminary results, Shionogi has commenced preparations for a Phase III program with i.v. peramivir in the outpatient setting.
The Phase II study was a randomized, double-blind, placebo-controlled trial, which enrolled 300 subjects who had a positive rapid antigen test indicating acute influenza illness. Subjects were randomized to receive an i.v. injection of placebo or one of two doses of peramivir (300mg and 600mg) as a single does administered within 48 hours of symptom onset.
•	Continued development of intravenous (“i.v.”) peramivir Phase II clinical trial
In July 2007, we announced the initiation of a Phase II clinical trial of i.v. peramivir to compare the efficacy and safety of i.v. peramivir to orally administered oseltamivir in patients who require hospitalization due to acute influenza. This trial is currently enrolling patients in the Southern Hemisphere.
•	Developments in oral BCX-4208 Phase IIa clinical trial
In July 2007, the Company and Roche initiated the first Phase IIa, randomized, double blind, placebo controlled, dose ranging study with BCX-4208 in 66 patients with moderate to severe plaque psoriasis. In this study, BCX-4208 is administered once a day for 6 weeks, at a dose of either 20mg or 120mg. The primary objectives of this study are to assess the safety, tolerability, and pharmaocokinetic profile of BCX-4208. Secondary objectives include assessment of pharmacodynamic measures and clinical response. Data has been collected and reviewed from a planned interim analysis of 30 subjects divided evenly across the three study arms. The safety analysis includes follow-up on all 30 patients. Of the 30 patients evaluated for efficacy, 18 patients completed all six weeks of dosing. The 12 patients who discontinued prior to completing the six weeks of dosing were equally distributed across the three arms of the study. The planned interim analysis showed that BCX-4208 was safe and well-tolerated; clinical efficacy was not demonstrated. Dose-related effects were observed in reduction of peripheral blood lymphocyte counts and subsets.
In May 2008, we received notice that Roche was exercising the “no cause” termination right under the license agreement for BCX-4208. Roche and the Company have agreed to complete the ongoing Phase IIa trial. We will determine the future development plans of BCX-4208 after receiving results from all subjects of the Phase IIa trial, which is due later in 2008.
Results of Operations (three months ended June 30, 2008 compared to the three months ended June 30, 2007)
Collaborative and other research and development revenues decreased to $2.7 million for the three months ended June 30, 2008 as compared to $13.4 million for the three months ended June 30, 2007. This decrease is driven by a reduction in peramivir related activities leading to a reduction in costs and associated revenue from the contract with HHS for the development of peramivir. Currently, the majority of the Company’s revenues are derived from the reimbursement of costs under the contract with HHS. In addition, for the three months ended June 30, 2008, BioCryst recorded a $4.9 million reserve against revenue in the current quarter for amounts BioCryst previously expected to received from HHS related to costs incurred in the Phase III program for i.m. peramivir, which was voluntarily discontinued earlier this year. The reimbursement of these costs is under discussion with HHS.
Research and development (“R&D”) expenses decreased 30% to $13.4 million for the second quarter of 2008 from $19.0 million for the second quarter of 2007, while general and administrative (“G&A”) expenses increased 32% to $2.7 million for the second quarter of 2008 from $2.0 million for the second quarter of 2007. The decrease in R&D expenses is primarily due to a reduction in manufacturing costs associated with our peramivir program and a reduction in toxicology expenses. The increase in G&A expenses is primarily due to an increase in professional fees and personnel related costs.

Interest income for the three months ended June 30, 2008 was $0.7 million as compared to $0.6 million for the three months ended June 30, 2007.
The net loss for the second quarter of 2008 was $12.7 million, or $0.33 per share, compared to a net loss of $7.0 million, or $0.24 per share for the second quarter of 2007.
Results of Operations (six months ended June 30, 2008 compared to the six months ended June 30, 2007)
Collaborative and other research and development revenues decreased to $13.4 million for the six months ended June 30, 2008 as compared to $22.6 million for the six months ended June 30, 2007. The decrease is primarily due to a reduction in peramivir related activities leading to a reduction in costs and associated revenue from HHS, plus the $4.9 million reserve on revenue and receivables due from HHS that was recorded in the second quarter of 2008.
R&D expenses increased by less than 1% to $35.3 million for the six months ended June 30, 2008 from $35.2 million for the six months ended June 30, 2007, while G&A expenses increased 27% to $5.6 million for the six months ended June 30, 2008 from $4.4 million for the six months ended June 30, 2007. The increase in R&D expenses is based on increases in clinical costs for both our peramivir and forodesine HCl programs, an increase in manufacturing costs for forodesine HCl, and increases in personnel and professional costs. These increases were offset by decreases in manufacturing costs for peramivir and a reduction in toxicology costs across our programs. The increase in G&A expenses is primarily due to an increase in professional fees and personnel related costs.
Interest income for the six months ended June 30, 2008 was $1.6 million as compared to $1.2 million for the six months ended June 30, 2007.
The net loss for the six months ended June 30, 2008 was $25.8 million, or $0.68 per share, compared to a net loss of $15.8 million, or $0.54 per share for the six months ended June 30, 2007.
Changes in Financial Condition since December 31, 2007
Since our most recent fiscal year end, there have been two primary factors that have had an impact on our financial condition. Our receivables from collaborations, primarily HHS, have decreased from $39.1 million at December 31, 2007 to $14.9 million at June 30, 2008. This positive impact on our cash position was offset by a decrease in our accounts payable and accrued expenses from $23.5 million at December 31, 2007 to $13.0 million at June 30, 2008.
Liquidity and Capital Resources
Cash expenditures have exceeded revenues since our inception. Our operations have principally been funded through public offerings and private placements of equity and debt securities and cash from collaborative and other research and development agreements, including government contracts, and to a lesser extent interest. For example, during the first six months of 2008, we received cash from collaborative and other research and development agreements and government contracts (primarily Shionogi, Mundipharma and HHS) of approximately $35.3 million. Other sources of funding have included the following:
•	other collaborative and other research and development agreements;

•	government grants and contracts;

•	equipment lease financing;

•	facility leases;

•	research grants; and

•	interest income.

In addition, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with other parties to conduct certain research and development and using consultants. We expect to incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities in general and specifically related to our clinical trial activity. We also expect to incur substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical products advance through later stages of development.
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
On August 7, 2007, we amended our lease for our current Birmingham facilities, consisting of 50,150 square feet, through June 30, 2015. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2015. The lease requires us to pay monthly rent currently at $39,100 per month in July 2007 and escalating annually to a minimum of $48,072 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. In addition, the lease amendment provided an allowance of $300,000 for our use in making certain improvements to the premises.
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
In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir. The contract is a standard cost plus fixed fee contract, which we expect will continue to have a significant positive impact on our financial position and cash flow. We bill our incurred costs to HHS on a monthly basis. Any significant delays in payment, rejection of significant costs by HHS or cancellation of this contract by HHS would have a significant negative effect on our financial position. In January 2008, we announced that the development costs of our peramivir program to anticipated product approval would cost in excess of the $102.6 million contract since the development plan for peramivir had changed from that outlined in the original proposal to HHS. HHS has indicated that they will fund certain elements of our revised program, including the ongoing Phase II i.v. study evaluating peramivir in hospitalized subjects, the planning and conduct of the planned Phase II study of i.m. peramivir and the manufacturing and toxicology components of the program. Each of these elements has specific HHS funding limits and any costs outside the approved amounts by HHS may be our responsibility. In January 2008, we disclosed that we would not pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses than used in previous studies. In July 2008, HHS indicated that it does not intend to reimburse us all of the costs incurred related to these terminated Phase III studies. We will continue to pursue reimbursement of these costs. During the second quarter of 2008, we recorded a $4.9 million reserve against revenue for amounts we previously expected to receive from HHS related to the costs incurred in this program. Approximately $4.6 million of the reserve relates to revenues recognized in the first quarter of 2008, while approximately $0.3 million of the reserve relates to revenues recognized in 2007.

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
For the year, our cash, cash equivalents and marketable securities balance has decreased from $85.0 million as of December 31, 2007 to $74.2 million as of June 30, 2008, primarily due to the monthly cash burn from operations offset by cash received from collaborations. As a result of these items and the reimbursement from our contract with HHS, our net cash burn rate has been approximately $1.8 million per month in 2008. We caution that our revenues, our expenses and our cash flows will vary significantly from quarter to quarter due to the nature of the trials in influenza and the reimbursement from HHS. We are projecting our 2008 net cash burn to be approximately $25 million.
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
As of June 30, 2008, we had $74.2 million in cash, cash equivalents and marketable securities, which included the $65.3 million from the private placement of unregistered common stock and warrants to certain existing stockholders, which closed on August 9, 2007. With our currently available funds and the amounts to be received from HHS, Shionogi and our other collaborators, we believe these resources will be sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.
Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:
•	our ability to perform under the contract with HHS and receive reimbursement;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain drug candidates or a decision to build or expand internal development and commercial capabilities;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and evaluate drug candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our drug candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development of our drug candidates;

•	the scope of manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.
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
Off-Balance Sheet Arrangements
As of June 30, 2008, we are not involved in any material unconsolidated entities or off-balance sheet arrangements.
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
Revenue Recognition
Our revenues have generally been limited to license fees, event payments, research and development fees, government contracts, and interest income. Revenue is recognized in accordance with SAB No. 104 and EITF Issue 00-21. License fees, event payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations or we have completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized as earned over an estimated period determined by management based on the terms of the agreement and the products licensed. For example, in the Roche and Mundipharma license agreements, we deferred the upfront payments over the remaining life of the patents which are through 2023 and 2017, respectively. In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting in accordance with EITF Issue 00-21. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively. For example, upon termination of the license agreement with Roche, we will recognize the remaining deferred revenue and deferred expense, which are $26.9 million and $8.3 million, respectively, as of June 30, 2008.
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
The following table summarizes our R&D expenses for the periods indicated. Note that amounts are in thousands.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Direct external R&D expenses by program:
PNP Inhibitor (forodesine HCl)	$2,950	$3,155	$7,835	$6,522
Neuraminidase Inhibitor (peramivir)	3,742	9,633	12,714	14,987
Other	452	1,242	2,295	1,896

All other R&D expenses:
Compensation and fringe benefits	3,169	2,664	6,536	5,117
Supplies and services	795	400	1,393	2,981
Maintenance, depreciation, and amortization	451	318	995	624
Overhead allocation and other	1,814	1,601	3,503	3,081

Total R&D expenses	$13,373	$19,013	$35,271	$35,208

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
As of June 30, 2008, we had two stock-based employee compensation plans, the Incentive Plan and the ESPP. Prior to January 1, 2006, we accounted for all share-based payments under the recognition and measurement provisions of APB Opinion No. 25 and other related interpretations, as permitted by Statement No. 123. No stock-based compensation cost related to our employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Our 2007 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information below updates our risk factors as of June 30, 2008. These risk factors should be read in conjunction with all risk factors and information disclosed in that Form 10-K.
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
Our projections of revenues and incoming cash flows are substantially dependent upon HHS reimbursement for the costs related to our peramivir program. If HHS were to eliminate, reduce or delay the funding for this program or disallow some of our incurred costs, we would have to obtain additional funding for development of this drug candidate or significantly reduce or stop the development effort. For example, in January 2008, we announced the development cost of our peramivir program to product approval would cost in excess of the $102.6 million contract since the development plan for peramivir has changed from that outlined in the original proposal to HHS. HHS has indicated that they will fund certain elements of our revised program, including the ongoing Phase II i.v. study in hospitalized subjects, planning and conduct of the planned Phase II i.m. study, manufacturing and toxicology. Each of these elements has specific HHS funding limits and costs outside the approved amounts by HHS may be the responsibility of the Company. In January 2008, we disclosed that we would not pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses than used in previous studies. In July 2008, HHS indicated that it does not intend to reimburse us all of the costs incurred related to these terminated Phase III studies. We will continue to pursue reimbursement of these costs. During the second quarter of 2008, we recorded a $4.9 million reserve against revenue for amounts we previously expected to receive from HHS related to the costs incurred in this program. Approximately $4.6 million of the reserve relates to revenues recognized in the first quarter of 2008, while approximately $0.3 million of the reserve relates to revenues recognized in 2007.

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
We are currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine HCl. Notwithstanding, we do not believe that we are responsible for any of the disputed amounts. We are engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to us is estimated to be approximately $2.5 million. Because of the preliminary nature of the discussions, no amounts have been accrued as of June 30, 2008.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company’s annual meeting of stockholders was held on May 21, 2008.

(b)	Nominees Featheringill and Stonehouse were elected as directors for three-year terms expiring in 2011. Messrs, Bennett, Biggar, Higgins, Horovitz, Seidenberg and Steer continue as directors.

(c)	Motion before stockholders.
1.	Election of two directors as follows –

Name	Votes For	Abstentions/Withheld
William W. Featheringill	33,164,143	439,262
Jon. P. Stonehouse	33,138,205	465,200
2.	Approval of Amendment to Stock Incentive Plan

Votes For	Votes Against	Abstentions/Withheld
21,936,281	1,698,272	91,286
3.	Approval of Amendment to Stock Purchase Plan

Votes For	Votes Against	Abstentions/Withheld
23,280,269	360,521	85,050
4.	Ratification of Ernst & Young, LLP

Votes For	Votes Against	Abstentions/Withheld
33,396,088	156,917	50,400
Item 5. Other Information
None

Item 6. Exhibits
a. Exhibits:

Number	Description
10.23
Stock Incentive Plan, as amended and restated effective February 28, 2008 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement, filed April 16, 2008, File No. 000-23186).

10.24
Employee Stock Purchase Plan, as amended and restated effective February 28, 2008 (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement, filed April 16, 2008, File No. 000-23186).

10.25	Retention Bonus Agreement between BioCryst Pharmaceuticals, Inc. and Stuart Grant dated May 21, 2008.
10.26	Retention Bonus Agreement between BioCryst Pharmaceuticals, Inc. and David McCullough dated May 21, 2008.
10.27	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan dated June 12, 2008.
10.28	Consulting Agreement between BioCryst Pharmaceuticals, Inc. and J. Claude Bennett, M.D. dated June 13, 2008.
10.29	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated April 3, 2008.
10.30	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated July 2, 2008.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August 2008.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse Jon P. Stonehouse President and Chief Executive Officer

/s/ Stuart Grant Stuart Grant Chief Financial Officer

/s/ Michael A. Darwin Michael A. Darwin
VP Finance (Principal Financial
and Accounting Officer) and Treasurer

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

23	Consent of Ernst & Young, Independent Registered Public Accounting Firm. (incorporated by reference to Exhibit 23 to the Company’s Form 10-K filed March 4, 2008)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment granted.

&	Management contracts.

*	Confidential treatment requested.