Form 10-Q
period 2008-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2008-10-31
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑.
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of October 24, 2008 was 38,257,681.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
September 30, 2008 and December 31, 2007
(In thousands, except per share data)

	2008	2007
	(Unaudited)	(Note 1)

Assets
Cash and cash equivalents	$15,952	$31,155
Marketable securities	48,726	19,542
Receivables from collaborations	13,102	39,128
Prepaid expenses and other current assets	2,331	1,880

Total current assets	80,111	91,705

Marketable securities	3,250	34,311
Furniture and equipment, net	5,271	5,294
Deferred collaboration expense	10,719	11,407

Total assets	$99,351	$142,717

Liabilities and Stockholders’ Equity
Accounts payable	$3,239	$19,772
Accrued expenses	9,107	2,864
Accrued vacation	828	824
Deferred rent	40	—
Deferred revenue	4,345	4,658

Total current liabilities	17,559	28,118

Deferred rent	230	—
Deferred revenue	46,554	49,694

Stockholders’ equity:
Preferred stock: shares authorized — 5,000
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized — 45; shares issued and outstanding — none
Common stock, $.01 par value: shares authorized — 95,000; shares issued and outstanding — 38,248 in 2008 and 37,967 in 2007	382	380
Additional paid-in capital	293,831	288,683
Accumulated other comprehensive income	133	378
Accumulated deficit	(259,338)	(224,536)

Total stockholders’ equity	35,008	64,905

Total liabilities and stockholders’ equity	$99,351	$142,717

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Periods Ended September 30, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	Three Months		Nine Months
	2008	2007	2008	2007
Revenues
Collaborative and other research and development	$8,894	$20,463	$22,321	$43,066

Expenses
Research and development	15,996	29,730	51,267	64,938
General and administrative	2,471	2,595	8,023	6,980

Total expenses	18,467	32,325	59,290	71,918

Loss from operations	(9,573)	(11,862)	(36,969)	(28,852)

Interest and other income	578	878	2,167	2,080

Net loss	$(8,995)	$(10,984)	$(34,802)	$(26,772)

Basic and diluted net loss per common share	$(.24)	$(.32)	$(.91)	$(.86)

Weighted average shares outstanding	38,095	34,277	38,040	31,024
See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007
(In thousands)
(Unaudited)

	2008	2007
Operating activities
Net loss	$(34,802)	$(26,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,163	752
Stock-based compensation expense	4,509	4,371
Changes in operating assets and liabilities:
Receivables from collaborations	26,026	(16,192)
Prepaid expenses and other current assets	(451)	1,675
Deferred collaboration expense	688	(1,042)
Accounts payable and accrued expenses	(10,286)	12,020
Deferred rent	270	—
Deferred revenue	(3,453)	16,195

Net cash used in operating activities	(16,336)	(8,993)

Investing activities
Acquisitions of furniture and equipment	(1,140)	(1,834)
Purchases of patents and licenses	—	(16)
Purchases of marketable securities	(84,309)	(49,236)
Maturities of marketable securities	85,941	33,017

Net cash provided by (used in) investing activities	492	(18,069)

Financing activities
Employee stock purchase plan sales	266	270
Exercise of stock options	375	1,348
Sale of common stock, net of issuance costs	—	65,118

Net cash provided by financing activities	641	66,736

(Decrease) increase in cash and cash equivalents	(15,203)	39,674
Cash and cash equivalents at beginning of period	31,155	4,418

Cash and cash equivalents at end of period	$15,952	$44,092

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Note 1 — Significant Accounting Policies
Basis of Presentation
The balance sheet as of September 30, 2008, the statements of operations for the three and nine months ended September 30, 2008 and 2007, and the statements of cash flows for the nine months ended September 30, 2008 and 2007 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. There were no adjustments other than normal recurring adjustments.
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
Marketable Securities
In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify securities as trading, available-for-sale, or held-to-maturity. The appropriateness of each classification is assessed at the time of purchase and at each reporting date. At September 30, 2008, the Company had $51,975,889 of marketable securities.
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
Effective January 1, 2008, the Company also adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities (“Statement No. 159”), but did not elect to apply fair value accounting to any financial instruments that were not already accounted for at fair value under existing guidance. As a result, the adoption of Statement No. 159 did not have a significant impact on the Company’s financial statements.
In an effort to minimize investment risk in light of the current economic environment, the Company sold two securities previously classified as held-to-maturity during the third quarter of 2008. The carrying amount of these securities was $3,469,506, which represents amortized cost. The proceeds from the sale of these securities was $3,458,814.
All of the Company’s marketable securities are classified as available-for-sale at September 30, 2008. These securities consisted primarily of U.S. Treasury and Agency securities carried at estimated fair values. The estimated fair value of these securities was based on independent quoted market prices and represents the highest priority of Level 1 in the fair value hierarchy as defined in Statement No. 157. The following table summarizes by year the scheduled maturity for the securities available-for-sale at September 30, 2008 and includes accrued interest of $1,902.

2008	$46,936,771
2009	1,789,034
2010	3,250,084

$51,975,889

Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income. At September 30, 2008, the amortized cost of securities available-for-sale approximated estimated fair value.
Receivables from Collaborations
Receivables are recorded for amounts due to the Company related to reimbursable research and development costs and event payments. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At September 30, 2008, the Company had the following receivables from collaborations.

	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$2,864,172	$8,440,986	$11,305,158
Mundipharma	292,927	1,254,171	1,547,098
Shionogi	250,219	—	250,219

Total	$3,407,318	$9,695,157	$13,102,475

Unbilled receivables from the U.S. Department of Health and Human Services (“HHS”) are net of a reserve for costs and fees of $4,918,849 at September 30, 2008 that are uncertain of recovery and related to the voluntarily terminated Phase III studies of the peramivir intramuscular (“i.m.”) program. The Company is in discussions with HHS regarding the reimbursement of these costs and fees. To the extent that any additional recoveries are realized or become probable of realization, the reserve will be adjusted in a future period(s). Any such adjustments could have a material impact on future operating results.
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
Accrued Expenses
The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of September 30, 2008 and December 31, 2007 consisted primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.

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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had $133,381 of unrealized gains on its securities that are included in accumulated other comprehensive income at September 30, 2008.
Other comprehensive loss for the periods ended September 30, 2008 and 2007 appear in the following table.

	Three Months		Nine Months
	2008	2007	2008	2007
Net loss	$(8,994,926)	$(10,983,719)	$(34,802,390)	$(26,772,478)
Unrealized (loss) gain on securities available-for-sale	(118,765)	156,639	(244,676)	119,785

Other comprehensive loss	$(9,113,691)	$(10,827,080)	$(35,047,066)	$(26,652,693)

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

The Company recorded the following revenues from collaborations for the periods ended September 30, 2008 and 2007.

	Three Months		Nine Months
	2008	2007	2008	2007
U.S. Department of Health and Human Services	$6,142,068	$18,610,479	$16,216,608	$37,837,063
Shionogi	913,771	421,273	1,711,941	931,332
Mundipharma	1,376,559	843,102	3,006,427	2,784,665
Roche	443,349	569,493	1,330,049	1,456,193
Other	18,750	18,750	56,250	56,525

Total	$8,894,497	$20,463,097	$22,321,275	$43,065,778

Revenues from the contract with HHS for the nine months ended September 30, 2008 are shown net of a provision for costs and fees of $4,918,849 (or $0.13 per share), of which $4,567,604 relates to revenues recognized in the three months ended March 31, 2008 and $351,245 relates to revenues recognized in 2007. These costs and fees are uncertain of recovery and related to the voluntarily terminated Phase III studies of the peramivir i.m. program.
Research and Development Expenses
In accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs (“Statement No. 2”) the Company expenses research and development costs as incurred. Prior to January 1, 2008, the Company also expensed nonrefundable advance payments for goods and services received in connection with research and development activities. Effective January 1, 2008, the Company adopted the consensus in Emerging Issues Task Force Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities (“EITF Issue 07-3”). EITF 07-3 requires that these payments be deferred and recognized as an expense as the related goods are delivered or the related services are performed. The Company applied the new guidance to all advance payments made in the first nine months of 2008 for contracts executed after the effective date of this consensus. As a result, approximately $156,000 of advanced payments are capitalized at September 30, 2008 that would have been expensed under the Company’s former accounting policy.
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
Additionally, the Company has license agreements with third parties, such as Albert Einstein College of Medicine of Yeshiva University (“AECOM”), Industrial Research, Ltd. (“IRL”), and the University of Alabama at Birmingham (“UAB”), which require fees related to sublicense agreements or maintenance fees. The Company expenses sublicense payments as incurred unless they are related to revenues that have been deferred, in which case the expenses are deferred and recognized over the related revenue recognition period. The Company expenses maintenance payments as incurred.
The Company’s accounting for deferred sublicense payments related to revenues that have been deferred is based on the guidance in SAB No. 104, which states that the incremental direct costs incurred related to the acquisition or origination of a contract in a transaction that results in the deferral of revenue may either be expensed as incurred or accounted for in accordance with paragraph 4 of Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Costs (“FTB 90-1”). At September 30, 2008, the Company had deferred collaboration expenses of approximately $11,644,000. These deferred expenses were sub-license payments, paid to the Company’s academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from the Company’s commercial partners and are being expensed in proportion to the related revenue being recognized. The Company believes that this accounting treatment appropriately matches expenses with the associated revenue.

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
As of September 30, 2008, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Prior to January 1, 2006, the Company accounted for all share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and other related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”). No stock-based compensation cost related to the Company’s employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006. Stock-based compensation expense of $4,508,909 ($4,276,748 of expense related to the Incentive Plan, $119,883 of expense related to the ESPP, and $112,278 of expense related to the inducement grant) was recognized during the first nine months of 2008, while $4,370,552 ($4,187,367 of expense related to the Incentive Plan, $108,333 of expense related to the ESPP, and $74,852 of expense related to the inducement grant) was recognized during the first nine months of 2007.
As of September 30, 2008, there was $10,468,096 of total unrecognized compensation cost related to non-vested employee stock option awards and stock awards granted by the Company. That cost is expected to be recognized as follows: $1,334,641 in the remainder of 2008, $4,661,443 in 2009, $3,427,749 in 2010, $956,221 in 2011, and $88,042 in 2012.
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

Related activity under the Incentive Plan is as follows:

			Weighted
	Awards	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2007	592,027	5,023,258	$9.20
Incentive plan amended	1,200,000	—	—
Stock option awards granted to employees and directors	(979,172)	979,172	3.34
Stock option awards granted to consultants	(65,000)	65,000	4.33
Restricted stock awards granted	(76,536)	—	—
Stock option awards exercised	—	(119,243)	3.14
Stock option awards canceled	300,174	(300,174)	9.29

Balance September 30, 2008	971,493	5,648,013	8.25

For stock option awards granted to employees and directors under the Incentive Plan during the first nine months of 2008 and 2007, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during the first nine months of 2008 and 2007 was $2.15 and $6.17, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the valuation date and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted to
Employees and Directors under the Incentive Plan

	2008	2007
Expected Life in Years	5.5	5.7
Expected Volatility	78.3%	74.4%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.8%	4.6%
During 2007, the Company granted 50,000 restricted stock awards under the Incentive Plan with a grant date fair value of $11.81. During the second quarter of 2008, the Company also granted 76,536 restricted stock awards under the Incentive Plan with a grant date fair value of $3.12. None of the restricted stock awards granted under the Incentive Plan have vested as of September 30, 2008.
Employee Stock Purchase Plan
The ESPP was originally approved by the Company’s stockholders in May 1995 and the most recent amendment was approved in May 2008. The Company has reserved a total of 600,000 shares of common stock to be purchased under the ESPP, of which 179,851 shares remain available for purchase at September 30, 2008. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. The Company issued 84,907 shares during the first nine months of 2008 under the ESPP. The fair value expense of options granted under the ESPP was determined using a Black-Scholes option pricing model.

Stock Inducement Grant
In March 2007, the Company’s Board of Directors approved a stock inducement grant of 110,000 stock option awards and 10,000 restricted stock awards to recruit a new employee to a key position within the Company. The stock option awards were granted in April 2007 with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The stock option awards have contractual terms of 10 years. The vesting exercise provisions of both the stock option awards and the restricted stock awards granted under the inducement grant are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the respective agreements. The weighted average grant date fair value of these stock option awards was $5.25. The exercise price of the stock option awards and the grant date fair value of the restricted stock awards granted under the inducement grant was $8.20. As of September 30, 2008, 3,541 of the restricted stock awards have vested.
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
In May 2008, the Company received notice that Roche was exercising the “no cause” termination right under the license agreement for BCX-4208. Upon the effective date of termination, which is 180 days from the date of notice, the Company will regain worldwide rights to BCX-4208. Earlier this year, Roche and the Company reported results of the recently completed Phase IIa trial with BCX-4208, a randomized, double blind, placebo controlled, dose ranging trial conducted in 66 patients with moderate to severe plaque psoriasis. Upon termination, the Company will recognize the remaining deferred revenue and deferred expense related to the license agreement, which are $26.5 million and $8.2 million, respectively, as of September 30, 2008.
The Company is currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine HCl. Notwithstanding, the Company does not believe that it is responsible for any of the disputed amounts. The Company is engaged in ongoing discussions to resolve this dispute. The maximum potential exposure to the Company is estimated to be approximately $2.5 million. Because of the preliminary nature of the discussions, no amounts have been accrued as of September 30, 2008.
In June 2006 and in February 2007, the Company entered into collaborative relationships with Green Cross Corporation (“Green Cross”) and Shionogi & Co., Ltd. (“Shionogi”), respectively, for the development and commercialization of peramivir. Consistent with the accounting treatment in the Roche and Mundipharma license arrangements, the Company has deferred the upfront payments made by Green Cross and Shionogi and the sublicense fees payable by the Company to UAB. The recognition of the revenue and the expense from the Green Cross agreement began in August 2006 and will continue through November 2009. The recognition of the revenue and the expense from the Shionogi agreement began in April 2007 and will continue through December 2017. In October 2008, Shionogi and the Company amended their agreement to expand Shionogi’s exclusive license to include Taiwan. This amendment did not include any additional upfront payment to the Company but, consistent with the original agreement between the parties, will include potential future royalties on sales.
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

In January 2008, the Company announced that the development costs of its peramivir program to anticipated product approval would cost in excess of the $102.6 million contract since the development plan for peramivir had changed from that outlined in the original proposal to HHS. HHS has indicated that they will fund certain elements of the revised program, including the recently completed Phase II i.v. study evaluating peramivir in hospitalized subjects, the planning and conduct of the planned Phase II study of i.m. peramivir and the manufacturing and toxicology components of the program. Each of these elements has specific HHS funding limits and any costs outside the amounts approved by HHS may be the responsibility of the Company. The original contract of $102.6 million, which we have not exceeded, and the four year term remain unchanged.
In January 2008, the Company disclosed that it would not pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses than used in previous studies. In July 2008, HHS indicated that it does not intend to reimburse the Company all of the costs incurred related to these terminated Phase III studies. The Company continues to pursue reimbursement of these costs. During the second quarter of 2008, the Company recorded a $4.9 million reserve against revenue for amounts the Company previously expected to receive from HHS related to the costs incurred in this program. Approximately $4.6 million of the reserve relates to revenues recognized in the first quarter of 2008, while approximately $0.3 million of the reserve relates to revenues recognized in 2007.
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
As of September 30, 2008, the majority of the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to the NOL carryforwards. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized.
The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued related to unrecognized tax benefits upon the adoption of FIN No. 48 or as of September 30, 2008.
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
In October 2007, we enrolled the first patient in a pivotal Phase II clinical trial of oral forodesine HCl in patients with CTCL. The forodesine HCl pivotal trial in cutaneous T-cell lymphoma (CTCL) continues to enroll subjects with CTCL stages IIB through IVA who have failed three systemic therapies. The multinational trial continues and is being conducted in accordance with a Special Protocol Assessment (“SPA”) agreement between the U.S. Food and Drug Administration (“FDA”) and us. Enrollment in the CTCL study slowed over the summer below our projections. We have taken action to acceleration enrollment and early indications are that these actions are having a positive effect. We will continue to monitor enrollment going forward.

•	Forodesine HCl trial initiated for chronic lymphocytic leukemia (“CLL”) patients
We have initiated a second clinical trial that will evaluate forodesine HCl in patients with CLL. The trial is a single arm study of single agent forodesine HCl with response rate as the primary endpoint. The first patient was dosed during the first quarter of 2008 and the trial is ongoing.
•	Continued development of intramuscular (“i.m.”) peramivir
In July 2008, we announced the initiation of a Phase II study of i.m peramivir in the outpatient setting for the treatment of seasonal influenza. This Phase II study is a double blind, placebo controlled, parallel-group study that compares the efficacy of a single 600mg injection of i.m. peramivir to placebo in the treatment of seasonal influenza in the outpatient setting. The dose was selected based upon an analysis of a Phase I study in healthy volunteers of a new, more concentrated 150 mg/ml formulation of i.m. peramivir, as well as prior studies of peramivir in patients with influenza. The Phase II study will utilize the new, more concentrated formulation and needle length guidelines established in recently conducted pharmacokinetic studies. The primary endpoint of the study is time to alleviation of symptoms. Secondary endpoints include reduction in viral titers and safety and tolerability. Enrollment will continue in the northern hemisphere during the upcoming flu season.
•	Shionogi & Co., Ltd. development of intravenous (“i.v.”) peramivir for the treatment of influenza in the outpatient setting
In July 2008, the Company announced preliminary results of a Phase II study of intravenous (i.v.) peramivir administered via a single dose injection in the outpatient setting for the treatment of seasonal influenza. The trial, conducted by the Company’s partner, Shionogi & Co., Ltd. in Japan, met its primary endpoint of improvement in the median time to alleviation of symptoms in subjects with confirmed, acute, uncomplicated influenza infection, compared to placebo alone. Time to alleviation of symptoms was 81.8 hours for placebo, 59.1 hours for 300mg peramivir, and 59.9 hours for 600mg peramivir. This result was highly statistically significant (p-0.0046) for both the 300mg dose (p=0.0046) and the 600 mg dose. Further, safety assessments confirmed that peramivir was generally well-tolerated. Shionogi presented the data at the recent Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC)/ Infectious Diseases Society of America (IDSA) annual meeting in Washington, D.C. Based on the results from this Phase II study, Shionogi has commenced preparations for a Phase III program with i.v. peramivir in the outpatient setting.
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
In July 2007, we announced the initiation of a Phase II clinical trial of i.v. peramivir to compare the efficacy and safety of i.v. peramivir to orally administered oseltamivir in patients who require hospitalization due to acute influenza. On October 27, 2008 the Company announced results of this exploratory Phase II trial. The study compared the efficacy and safety of five days of therapy with either 200 mg i.v. peramivir per day, 400 mg i.v. peramivir per day or 75 mg oral oseltamivir twice a day, in patients who required hospitalization related to influenza. These results will be submitted to an upcoming medical meeting.
The primary objective of the study was to evaluate time to clinical stability, which is a composite endpoint comprised of normalization of temperature, oxygen saturation, respiratory rate, systolic blood pressure and heart rate. This type of endpoint has previously been used in pneumonia studies, but not in influenza. Secondary objectives of the study included evaluation of viral shedding, mortality, clinical relapse and time to resumption of usual activities.

In the primary efficacy population, for all groups combined, the study demonstrated a median of 25.3 hours to clinical stability, a median of 2.0 log reduction in time weighted change from baseline in viral titer, zero mortality, no clinical relapse and a median of 10.8 days to resumption of usual activities. There were no statistically significant differences in any of the endpoints between the three treatment arms. Peramivir was generally safe and well-tolerated at these dose levels.
The multicenter, randomized, double-blind, double-dummy, active-controlled, Phase 2 Study enrolled 137 patients, who tested positive by rapid antigen test (RAT) for influenza and had one or more critera for hospitalization, namely: age > 60 years, chronic lung disease, congestive heart failure, diabetes mellitus, low oxygen saturation, low blood pressure, or severity of illness requiring supportive care. Of the 137 patients randomized, 122 age 19 to 101 years had influenza confirmed by polymerase chain reaction (PCR) testing and were included in the intent-to-treat infected (ITTI) patient population; 41 patients received oseltamivir 75mg orally twice-daily, 41 patients received 200 mg i.v. peramivir once-daily and 40 patients received 400 mg i.v. peramivir once-daily.
•	Developments in oral BCX-4208 Phase IIa clinical trial
In July 2007, the Company and Roche initiated the first Phase IIa, randomized, double blind, placebo controlled, dose ranging study with BCX-4208 in 66 patients with moderate to severe plaque psoriasis. In this study, BCX-4208 was administered once a day for 6 weeks, at a dose of either 20mg or 120mg. Patients were monitored for at least four weeks following treatment. The primary objectives of the study were safety and tolerability. Secondary objectives included pharmacodynamic and pharmacokinetic measures, and clinical response.
Consistent with interim findings reported by the Company in May 2008, this study of BCX-4208, a potent, rationally designed, orally available purine nucleoside phosphorlyase (PNP) inhibitor, met its primary objectives of safety and tolerability. In addition, BCX-4208 displayed dose-dependent reductions in peripheral blood lymphocyte counts, including subsets measuring B cells (CD20), total T cells (CD3), T helper cells (CD4) and T suppressor/cytotoxic cells (CD8). Further, plasma levels of BCX-4208 increased with dose, and plasma uric acid levels showed does-related reductions with BCX-4208. In addition, consistent with interim results previously reported by the Company, no evidence of clinical efficacy, a secondary objective, was observed in psoriasis patients with doses and duration of administration tested.
In the Phase IIa trial, BCX-4208 was generally safe and well-tolerated at doses up to 120 mg daily. Most adverse events reported were considered mild or moderate, and low in frequency. No opportunistic infections were observed. In addition, detailed laboratory and clinical monitoring did not indicate any patters suggestive of off-target adverse findings.
In May 2008, following review of a planned interim analysis of the Phase IIa trial, Roche terminated its license agreement for the development of BCX-4208 for autoimmune diseases and transplant. As a result, BioCryst regained worldwide rights to BCX-4208. Roche and BioCryst agreed to complete the Phase IIa trial.
Results of Operations (three months ended September 30, 2008 compared to the three months ended September 30, 2007)
Collaborative and other research and development revenues decreased to $8.9 million for the three months ended September 30, 2008 as compared to $20.5 million for the three months ended September 30, 2007. This decrease is driven by a reduction in peramivir related activities leading to a reduction in costs and associated revenue from the contract with HHS for the development of peramivir. Currently, the majority of the Company’s revenues are derived from the reimbursement of costs under the contract with HHS.
Research and development (“R&D”) expenses decreased 46.1% to $16.0 million for the third quarter of 2008 from $29.7 million for the third quarter of 2007. The decrease in R&D expenses is due to a reduction in manufacturing costs associated with both our peramivir and forodesine HCl programs and a reduction in our clinical development costs associated with our peramivir program. These reductions were offset by an increase in our clinical development costs in the forodesine HCl program.
General and administrative (“G&A”) expenses decreased 4.8% to $2.5 million for the third quarter of 2008 from $2.6 million for the third quarter of 2007.

Interest income for the three months ended September 30, 2008 was $0.6 million as compared to $0.9 million for the three months ended September 30, 2007. This decrease was due to a lower average cash balance for the 2008 third quarter and more favorable interest rates in the 2007 third quarter.
The net loss for the third quarter of 2008 was $9.0 million, or $0.24 per share, compared to a net loss of $11.0 million, or $0.32 per share for the third quarter of 2007.
Results of Operations (nine months ended September 30, 2008 compared to the nine months ended September 30, 2007)
Collaborative and other research and development revenues decreased to $22.3 million for the nine months ended September 30, 2008 as compared to $43.1 million for the nine months ended September 30, 2007. The decrease is primarily due to a reduction in peramivir related activities leading to a reduction in costs and associated revenue from HHS, plus the $4.9 million reserve on revenue and receivables due from HHS that was recorded in the second quarter of 2008.
R&D expenses decreased 21.1% to $51.3 million for the nine months ended September 30, 2008 from $64.9 million for the nine months ended September 30, 2007. The decrease in R&D expenses is due to a reduction in manufacturing costs associated with both our peramivir and forodesine HCl programs, a reduction in our clinical development costs associated with our peramivir program, and a reduction in toxicology costs within our peramivir program. These reductions were offset by an increase in our clinical development costs for forodesine HCl and increases in personnel related costs and professional services.
G&A expenses increased 14.9% to $8.0 million for the nine months ended September 30, 2008 from $7.0 million for the nine months ended September 30, 2007. The increase in G&A expenses is primarily due to an increase in professional fees and personnel related costs.
Interest income for the nine months ended September 30, 2008 was $2.2 million as compared to $2.1 million for the nine months ended September 30, 2007.
The net loss for the nine months ended September 30, 2008 was $34.8 million, or $0.91 per share, compared to a net loss of $26.8 million, or $0.86 per share for the nine months ended September 30, 2007.
Changes in Financial Condition since December 31, 2007
Since our most recent fiscal year end, there have been two primary factors that have had an impact on our financial condition. Our receivables from collaborations, primarily HHS, have decreased from $39.1 million at December 31, 2007 to $13.1 million at September 30, 2008. This positive impact on our cash position was offset by a decrease in our accounts payable and accrued expenses from $23.5 million at December 31, 2007 to $13.2 million at September 30, 2008.
Liquidity and Capital Resources
Cash expenditures have exceeded revenues since our inception. Our operations have principally been funded through public offerings and private placements of equity and debt securities and cash from collaborative and other research and development agreements, including government contracts, and to a lesser extent interest. For example, during the first nine months of 2008, we received cash from collaborative and other research and development agreements and government contracts (primarily Shionogi, Mundipharma and HHS) of approximately $44.9 million. Other sources of funding have included the following:
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
We invest our excess cash primarily in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limit the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within two years. We have not realized any significant losses from such investments.
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

In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir. The contract is a standard cost plus fixed fee contract, which we expect will continue to have a significant positive impact on our financial position and cash flow. We bill our incurred costs to HHS on a monthly basis. Any significant delays in payment, rejection of significant costs by HHS or cancellation of this contract by HHS would have a significant negative effect on our financial position. In January 2008, we announced that the development costs of our peramivir program to anticipated product approval would cost in excess of the $102.6 million contract since the development plan for peramivir had changed from that outlined in the original proposal to HHS. HHS has indicated that they will fund certain elements of our revised program, including the ongoing Phase II i.v. study evaluating peramivir in hospitalized subjects, the planning and conduct of the planned Phase II study of i.m. peramivir and the manufacturing and toxicology components of the program. Each of these elements has specific HHS funding limits and any costs outside the approved amounts by HHS may be our responsibility. In January 2008, we disclosed that we would not pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses than used in previous studies. In July 2008, HHS indicated that it does not intend to reimburse us all of the costs incurred related to these terminated Phase III studies. We continue to pursue reimbursement of these costs. During the second quarter of 2008, we recorded a $4.9 million reserve against revenue for amounts we previously expected to receive from HHS related to the costs incurred in this program. Approximately $4.6 million of the reserve relates to revenues recognized in the first quarter of 2008, while approximately $0.3 million of the reserve relates to revenues recognized in 2007.
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
For the year, our cash, cash equivalents and marketable securities balance has decreased from $85.0 million as of December 31, 2007 to $67.9 million as of September 30, 2008, primarily due to the monthly cash burn from operations offset by cash received from collaborations. As a result of these items and the reimbursement from our contract with HHS, our net cash burn rate has been approximately $1.9 million per month in 2008. We caution that our revenues, our expenses and our cash flows will vary significantly from quarter to quarter due to the nature of the trials in influenza and the reimbursement from HHS. We are projecting our 2008 net cash burn to be approximately $25 million.
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
On September 30, 2008, we reduced our staff by 19 people as part of our cost containment strategy. The reduction is part of a strategic initiative to focus the Company’s resources on the execution of our late-stage clinical trials and the development of our most promising pre-clinical compounds. The one-time cost of this reduction was approximately $340,000.
As of September 30, 2008, we had $67.9 million in cash, cash equivalents and marketable securities, which included the $65.3 million from the private placement of unregistered common stock and warrants to certain existing stockholders, which closed on August 9, 2007. With our currently available funds and the amounts to be received from HHS, Shionogi and our other collaborators, we believe these resources will be sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.

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
Off-Balance Sheet Arrangements
As of September 30, 2008, we are not involved in any material unconsolidated entities or off-balance sheet arrangements.
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
Revenue Recognition
Our revenues have generally been limited to license fees, event payments, research and development fees, government contracts, and interest income. Revenue is recognized in accordance with SAB No. 104 and EITF Issue 00-21. License fees, event payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations or we have completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized as earned over an estimated period determined by management based on the terms of the agreement and the products licensed. For example, in the Roche and Mundipharma license agreements, we deferred the upfront payments over the remaining life of the patents which are through 2023 and 2017, respectively. In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting in accordance with EITF Issue 00-21. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively. For example, upon termination of the license agreement with Roche, we will recognize the remaining deferred revenue and deferred expense, which are $26.5 million and $8.2 million, respectively, as of September 30, 2008.
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

Additionally, we have license agreements with third parties, such as AECOM, IRL, and UAB, which require fees related to sublicense agreements or maintenance fees. We expense sublicense payments as incurred unless they are related to revenues that have been deferred, in which case the expenses are deferred and recognized over the related revenue recognition period. We expense maintenance payments as incurred.
Our accounting for deferred sublicense payments related to revenues that have been deferred is based on the guidance in SAB No. 104, which states that the incremental direct costs incurred related to the acquisition or origination of a contract in a transaction that results in the deferral of revenue may either be expensed as incurred or accounted for in accordance with paragraph 4 of FTB 90-1. At September 30, 2008, we had deferred collaboration expenses of approximately $11,644,000. These deferred expenses were sub-license payments, paid to our academic partners upon our receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.
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
The following table summarizes our R&D expenses for the periods indicated. Note that amounts are in thousands.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Direct external R&D expenses by program:
PNP Inhibitor (forodesine HCl)	$3,662	$6,767	$11,497	$13,289
Neuraminidase Inhibitor (peramivir)	4,984	16,470	17,698	33,542
Other	429	1,138	2,724	3,034

All other R&D expenses:
Compensation and fringe benefits	3,649	3,113	10,185	8,230
Supplies and services	858	193	2,251	1,089
Maintenance, depreciation, and amortization	979	355	1,974	979
Overhead allocation and other	1,435	1,694	4,938	4,775

Total R&D expenses	$15,996	$29,730	$51,267	$64,938

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
Accrued Expenses
As part of the process of preparing financial statements, we are required to estimate accrued expenses. During the quarter, the Company made improvements to accelerate its financial statement close process, thereby providing financial information in a more timely manner. As a result of accelerating the close process, the use of estimates in determining accrued expenses is more prevalent. The process of estimating accrued expenses involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:
•	fees paid to CRO’s in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of our raw materials, drug substances and drug products; and

•	professional service fees.
We base our expenses related to clinical trials on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, adjustments are made to the accrual accordingly. If we incur costs that were previously not identified, or if we underestimate or overestimate the level of services performed or the costs of these services, actual expenses could differ from the estimates.
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
As of September 30, 2008, we had two stock-based employee compensation plans, the Incentive Plan and the ESPP. Prior to January 1, 2006, we accounted for all share-based payments under the recognition and measurement provisions of APB Opinion No. 25 and other related interpretations, as permitted by Statement No. 123. No stock-based compensation cost related to our employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006.

Information Regarding Forward-Looking Statements
This filing contains forward-looking statements, including statements regarding future results, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:
•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts;

•	the potential funding from our contract with HHS for the development of peramivir;

•	the further preclinical or clinical development and commercialization of our product candidates, including peramivir, forodesine HCl and other PNP inhibitor and hepatitis C development programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations;

•	plans, programs, progress and potential success of our collaborations, including Mundipharma for forodesine HCl and Shionogi and Green Cross for peramivir;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance; and

•	competitive companies, technologies and our industry.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing our risk. We invest excess cash primarily in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limit the amount of credit exposure at any one institution. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. However, we do not believe that we have material exposure to interest rate risk arising from our investments.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act is recorded, processed, summarized and reported in a timely manner under the Securities Exchange Act of 1934. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Our 2007 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information below updates our risk factors as of September 30, 2008. These risk factors should be read in conjunction with all risk factors and information disclosed in that Form 10-K.
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
Our projections of revenues and incoming cash flows are substantially dependent upon HHS reimbursement for the costs related to our peramivir program. If HHS were to eliminate, reduce or delay the funding for this program or disallow some of our incurred costs, we would have to obtain additional funding for development of this drug candidate or significantly reduce or stop the development effort. For example, in January 2008, we announced the development cost of our peramivir program to product approval would cost in excess of the $102.6 million contract since the development plan for peramivir has changed from that outlined in the original proposal to HHS. HHS has indicated that they will fund certain elements of our revised program, including the ongoing Phase II i.v. study in hospitalized subjects, planning and conduct of the planned Phase II i.m. study, manufacturing and toxicology. Each of these elements has specific HHS funding limits and costs outside the approved amounts by HHS may be the responsibility of the Company. In January 2008, we disclosed that we would not pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses than used in previous studies. In July 2008, HHS indicated that it does not intend to reimburse us all of the costs incurred related to these terminated Phase III studies. We continue to pursue reimbursement of these costs. During the second quarter of 2008, we recorded a $4.9 million reserve against revenue for amounts we previously expected to receive from HHS related to the costs incurred in this program. Approximately $4.6 million of the reserve relates to revenues recognized in the first quarter of 2008, while approximately $0.3 million of the reserve relates to revenues recognized in 2007.

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
Currently, we have established collaborative relationships with certain pharmaceutical companies, Roche (recently terminated) Mundipharma, and both Shionogi and Green Cross for the development and commercialization of BCX-4208, forodesine HCl and peramivir, respectively. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
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
We are currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine HCl. Notwithstanding, we do not believe that we are responsible for any of the disputed amounts. We are engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to us is estimated to be approximately $2.5 million. Because of the preliminary nature of the discussions, no amounts have been accrued as of September 30, 2008.
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2008, the 52-week range of the market price of our stock was from $2.40 to $8.33 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
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
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
See the Exhibit Index attached to this quarterly report and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of October 2008.

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