Form 10-K
period 2008-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2009-03-06
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑.
The Registrant estimates that the aggregate market value of the Common Stock on June 30, 2008 (based upon the closing price shown on the NASDAQ Global MarketSM on June 30, 2008) held by non-affiliates was approximately $69,621,854.
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of February 20, 2009 was 38,331,303 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 under Part III hereof.

PART I
ITEM 1. BUSINESS
Forward-Looking Statements and Risk Factors
     This report includes forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons; including those discussed in this report under the heading “Risk Factors”. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any forward looking statements to reflect future events or developments. When used in the report, unless otherwise indicated, “we,” “our,” “us,” the “Company” and “BioCryst” refers to BioCryst Pharmaceuticals, Inc.
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
     One of our most advanced product candidates, forodesine HCl, is a transition-state analog inhibitor of the target enzyme purine nucleoside phosphorylase (“PNP”). An oral formulation of the compound is currently in a Phase IIb trial, which is planned to be a pivotal trial, for patients with Cutaneous T-cell Lymphoma (“CTCL”). The trial is being conducted under a special protocol assessment (“SPA”) negotiated with the United States Food and Drug Administration (“FDA”).
     Additionally, forodesine HCl is currently being studied in a Phase II trial with an oral formulation in Chronic Lymphocytic Leukemia (“CLL”). Forodesine HCl has been granted Orphan Drug status by the FDA for three indications: T-cell non-Hodgkin lymphoma, including CTCL; CLL and related leukemias including T-cell prolymphocytic leukemia, adult T-cell leukemia, and hairy cell leukemia; and for treatment of B-cell acute lymphoblastic leukemia (“B-ALL”). In December 2007, we announced the presentation of data related to the Phase I/II clinical study of forodesine HCl in subjects with refractory CTCL and a poster detailing the in vitro activity of forodesine HCl as a single agent and the synergistic in vitro activity of forodesine HCl in combination with bendamustine in primary cells from 29 patients with CLL. These data were presented at the 2007 American Society of Hematology meeting. In December 2008, we announced interim data from the ongoing forodesine HCl Phase II program in patients with CLL and data from a healthy subject pharmacokinetic and pharmacodynamic study. The CLL study will continue with an amendment to study a new dosing regimen of oral forodesine, 200 mg twice-daily. An interim analysis was conducted on data from an exploratory Phase II single-arm, open-label program in patients with CLL whose previous treatment had failed. While this analysis showed that no partial or complete responses were observed, five out of 13 patients administered 200 mg of forodesine HCl once-daily had substantial reductions in malignant lymphocytes, and at the time of the analysis, seven patients were still on study. Forodesine HCl was generally safe and well-tolerated at the 200 mg once-daily dose. In a parallel, healthy subject, pharmacokinetic and pharmacodynamic study, we compared the effect of seven days of 200 mg forodesine HCl dosed once-daily with seven days of 200 mg forodesine HCl dosed twice-daily. The study demonstrated substantially increased drug exposure and pharmacodynamic effect in subjects administered forodesine HCl 200 mg twice-daily. Drug exposure, as measured by area under the (plasma-concentration/time) curve (“AUC”), increased by 63 percent (P<0.001) for twice-daily dosing compared to once-daily dosing. Serum uric acid levels were reduced at steady state compared to baseline by 50.0 percent for twice-daily dosing compared to 23.5 percent for once-daily dosing (p<0.001), indicating increased PNP enzyme inhibition with twice-daily dosing. Also, use of forodesine HCl is being explored in various cancer settings, and combination studies are being planned. Since February 2006, we have had an exclusive licensing agreement with Mundipharma International Holdings Limited (“Mundipharma”) to develop and commercialize forodesine HCl in markets across the European Union (the “EU”), Asia and Australia for use in oncology. We have retained full development and commercialization rights in the rest of the world, including North America.
     Another one of our most advanced drug candidates is peramivir, an inhibitor of influenza neuraminidase. Peramivir is in development for the treatment of influenza with two parenteral formulations, intramuscular (“i.m.”) and intravenous (“i.v.”). We completed a double-blind placebo-controlled Phase II clinical trial with i.m. peramivir testing two different dose levels of peramivir (150 mg and 300 mg) versus placebo in adults with acute uncomplicated influenza. While the trial did not demonstrate statistically significant differences for its primary endpoint of time to alleviation of symptoms, the preliminary analysis of the virologic data indicated that peramivir demonstrated statistically significant reductions in influenza virus shedding in both peramivir treatment groups compared to placebo, with greater reductions in the 300 mg dose. With this information and the additional pharmacokinetic information we have obtained subsequent to the trial, we initiated a Phase II placebo-controlled trial of 600 mg i.m. peramivir for the treatment of seasonal influenza. This trial is ongoing and uses a new, more concentrated 150 mg/ml formulation of peramivir. We expect to have data from this trial sometime in the second quarter of 2009.
     In addition, in July 2007, we announced the initiation of a Phase II clinical trial in hospitalized patients using an i.v. formulation of peramivir to compare the efficacy and safety of i.v. peramivir to orally administered oseltamivir in patients who require hospitalization due to acute influenza. In October 2008 we reported results of an exploratory Phase II trial of i.v. peramivir in subjects hospitalized for acute serious or potentially life-threatening influenza. The Phase II trial compared the efficacy and safety of five days of therapy with either 200 mg i.v. peramivir per day, 400 mg i.v. peramivir per day or 75 mg oral oseltamivir twice a day for five days, in subjects who required hospitalization related to influenza. The primary objective of the study was to evaluate a novel composite endpoint, time to clinical stability, which is comprised of normalization of temperature, oxygen saturation, respiratory rate, systolic blood pressure and heart rate. Secondary objectives of the study included evaluation of viral shedding, mortality, clinical relapse and time to resumption of usual activities. As reported in October 2008, there were no statistically significant differences in any of the efficacy endpoints between the three treatment arms, and peramivir was generally safe and well-tolerated at those dose levels. Evaluation of time to clinical stability, the primary endpoint, showed a median of 23.7 hours for peramivir 200mg, 37.0 hours for peramivir 400 mg and 28.1 hours for oseltamivir (p=.306). This exploratory endpoint was driven by resolution of fever. Viral shedding (time weighted change from baseline in viral titer) was reduced by a median of -2.0 logs for peramivir 200mg, -2.1 logs for peramivir 400mg, and -1.9 logs for oseltamivir (p=.908). There was no mortality in the primary efficacy population, and there were no clinical relapses. Patients were discharged from the hospital after a median of 4.0 days for peramivir 200 mg, 3,8 days for peramivir 400 mg, and 4.0 days for oseltamivir (p=0.994). The median number of days required for resumption of usual activities was 8.8 days for peramivir 200 mg, 9.0 days for peramivir 400 mg, and 13.7 days for oseltamivir (p=0.276). BioCryst presented details of this study at the XI International Symposium on Respiratory Viral Infections, held in Bangkok, Thailand in February 2009.
     In January 2007, we announced the United States Department of Health and Human Services (“HHS”), had awarded us a $102.6 million, four-year contract for the advanced development of peramivir. In January 2008, we announced that the development plan for peramivir had changed and that we would no longer pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses than used in previous studies. Also in January, we announced that the program would cost in excess of the $102.6 million contract and that any funding above the $102.6 million may be the responsibility of the Company. Since then, HHS and the Company have been working in collaboration through various contract modifications to maximize resources by stopping work on some projects (e.g. the Phase III i.m. program) and capping expenditures on other projects in order to maximize remaining funds. HHS and the Company executed a contract modification that fully funds the Company through the completion of both the phase II studies in outpatients treated with intramuscular peramivir, the phase II study in hospitalized patients with intravenous peramivir, and certain manufacturing and toxicology components of the program. The modification also allows the Company and HHS to agree on additional development activities for peramivir within the confirmed $102.6 million funding. All temporary restraints, effected through a stop work order, have now been removed. Following completion of the phase II studies, we expect to continue the dialogue with HHS regarding additional funding beyond the $102.6 million for peramivir development through U.S. licensure. The original contract of $102.6 million and the four year term remain unchanged.

     In March 2007, we announced our collaboration with Shionogi & Co., Ltd. (“Shionogi”) for the development and commercialization of peramivir in Japan. This exclusive license agreement for Japan included an upfront payment of $14 million and future clinical event milestone payments of up to $21 million. Shionogi recently completed a Phase II study of intravenous (i.v.) peramivir administered via a single dose infusion in the outpatient setting for treatment of seasonal influenza. This trial met its primary endpoint of improvement in the median time to alleviation of symptoms in subjects with confirmed, acute, uncomplicated influenza infection, compared to placebo alone. Time to alleviation of symptoms was 81.8 hours for placebo, 59.1 hours for 300 mg peramivir, and 59.9 hours for 600 mg peramivir. This result was highly statistically significant (p=0.0046) for both the 300 mg dose (p=0.0046) and the 600 mg dose. Further, safety assessments confirmed that i.v. peramivir was generally safe and well-tolerated. Shionogi presented the data at the recent Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC)/ Infectious Diseases Society of America (IDSA) annual meeting in Washington, D.C. Based on the results from this Phase II study, Shionogi has initiated a Phase III program with i.v. peramivir in the outpatient setting. The Phase III study is a 1,050 subject study and would typically require two seasons to complete. In the event of a very strong flu season it is possible to complete a study of this magnitude in one flu season. Although it has been a strong flu season in Asia, it is not clear at this time if Shionogi will finish in one season or two. It is our understanding that Shionogi plans to complete its studies within this influenza season. In October 2008, the Company and Shionogi amended the license agreement to expand the territory in the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase III clinical trial in Hong Kong.
     Our other drug candidate in clinical trials is our second generation PNP inhibitor, BCX-4208. In November 2005, we announced that we were entering into an exclusive worldwide development and commercialization agreement with Roche. In the third quarter of 2007, we announced that Roche had initiated a Phase II clinical trial with oral doses of BCX-4208/R3421, which is designed to evaluate the drug candidate in patients with moderate to severe plaque psoriasis. The efficacy assessment of the study has been completed. Consistent with interim findings we reported in May 2008, the Phase II clinical study of BCX-4208, a potent, rationally designed, orally available PNP inhibitor, met its primary objectives of safety and tolerability. In addition, BCX-4208 displayed dose-dependent reductions in peripheral blood lymphocyte counts, including subsets measuring B cells (CD20), total T cells (CD3), T helper cells (CD4) and T suppressor/cytotoxic cells (CD8). Further, plasma levels of BCX-4208 increased with dose, and plasma uric acid levels showed dose-related reductions with BCX-4208. In addition, consistent with interim results we previously reported, no evidence of clinical efficacy, a secondary objective, was observed in psoriasis patients with doses and duration of administration tested.
     In the Phase IIa trial, BCX-4208 was generally safe and well-tolerated at doses up to 120 mg daily. Most adverse events reported were considered mild or moderate, and low in frequency. No opportunistic infections were observed. In addition, detailed laboratory and clinical monitoring did not indicate any patterns suggestive of off-target adverse findings.
     Also in May 2008, we announced that we received notice that Roche was exercising the “no cause” termination right under the license agreement for BCX-4208. As a result, we regained worldwide rights to BCX-4208.
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
Our Business Strategy
     We design, optimize and develop novel drugs that block key enzymes involved in cancer, viral infections and autoimmune diseases. We integrate the necessary disciplines of biology, crystallography, medicinal chemistry and computer modeling to effectively use structure based drug design to discover and develop small molecule pharmaceuticals.
     Our business strategy is to maximize sustainable value by moving our drug candidate portfolio through clinical development, registration and ultimately to the market. We believe this is best achieved by retaining full product rights to our drug candidates within specialty markets, while relying on collaborative arrangements with third parties for drug candidates within larger markets or outside our area of expertise. Potential third party alliances could include preclinical development, clinical development, regulatory approval, marketing, sales and distribution of our drug candidates. The principal elements of our strategy are:
•	Develop or License Inhibitors that are Promising Candidates for Commercialization. We test multiple compounds to identify those that are most promising for clinical development. We base our selection of promising development candidates on desirable product characteristics, such as initial indications of safety and efficacy. We believe that this focused strategy allows us to eliminate unpromising candidates from consideration sooner without incurring substantial clinical costs. In addition, we select drug candidates on the basis of their potential for relatively efficient Phase I and Phase II clinical trials that require fewer patients to initially indicate safety and efficacy. We will consider, however, more complex candidates with longer development cycles if we believe that they offer promising commercial opportunities.
•	Select and License Promising Enzyme Targets for the Discovery of Small-Molecule Pharmaceuticals. We use our technical expertise and network of academic and industry contacts to evaluate and select promising enzyme targets to license for the discovery of small-molecule pharmaceuticals. We choose enzyme targets that meet as many of the following criteria as possible:
•	serve important functions in disease pathways;

•	have known animal or cell-based models that would be indicative of results in humans;

•	address large potential markets or niche areas with significant unmet medical need; and

•	have multiple potential clinical applications.
•	Focus on High Value-Added Structure-Based Drug Design Technologies. We focus our drug discovery activities and expenditures on applications of structure-based drug design technologies to design and develop drug candidates. Structure-based drug design is a process by which we design a drug candidate through detailed analysis of the enzyme target, which the drug candidate must inhibit in order to stop the progression of the disease or disorder. We believe that structure-based drug design is a powerful tool for efficient development of small-molecule drug candidates that have the potential to be safe, effective and relatively inexpensive to manufacture. Our structure-based drug design technologies typically allow us to design and synthesize multiple drug candidates that inhibit the same enzyme target. We believe this strategy can lead to broad patent protection and enhance the competitive advantages of our compounds.
     An important element of our business strategy is to control fixed costs and overhead through contracting and entering into license agreements with other parties. We maintain a streamlined corporate infrastructure that focuses our expertise. By contracting with other specialty organizations, we believe that we can control costs, enable our drug candidates to reach the market more quickly and reduce our business risk. Key elements of our contracting strategy include:
•	Entering Into Relationships with Academic Institutions. Many academic institutions perform extensive research on the molecular and structural biology of potential drug development targets. By entering into relationships with these institutions, we believe we can leverage this respective research to significantly reduce the time, cost and risks involved in drug development. Our collaborative relationships with such organizations may lead to the licensing of one or more drug targets or compounds. Upon licensing a drug target or promising compound from one of these institutions, the scientists from the institution typically become working partners as members of our structure-based drug design teams. We believe this makes us a more attractive development partner to these scientists since they can continue to have some involvement in the continuing development of the program. In addition, we collaborate with outside experts in a number of areas, including crystallography, molecular modeling, combinatorial chemistry, biology, pharmacology, oncology, cardiology, immunology and infectious diseases. These collaborations enable us to complement our internal capabilities without adding costly overhead. We believe this strategy allows us to save valuable time and expense, and further diversify and strengthen our portfolio of drug candidates. An example of such a collaborative relationship is the arrangement that we have with Albert Einstein College of Medicine of Yeshiva University (“AECOM”) and Industrial Research Limited (“IRL”) who are the licensors of our PNP inhibitor programs.

•	Developing Drug Candidates or Licensing Them to Other Parties. We generally plan to advance drug candidates through initial and/or early-stage drug development. We prefer to retain full product rights to our drug candidates within specialty markets, while relying on collaborative arrangements with third parties or drug candidates within larger markets or outside our area of expertise. For larger disease indications or those outside our area of expertise, our strategy is to license drug candidates to pharmaceutical or biotechnology partners for collaborative development and global marketing. We believe partnerships are a good source of development payments, license fees, future event payments and royalties. They also reduce the costs and risks, and increase the effectiveness, of late-stage product development, regulatory approval, manufacturing and marketing. We are willing to license that candidate during any stage of the development process we determine to be beneficial to the company and to the ultimate development and commercialization of that drug candidate.
Products in Development
     The following table summarizes BioCryst’s drug candidates in clinical development as of February 20, 2009:

Program and Candidate Disease
Category/Indication	Delivery Form	Development Stage	Worldwide Rights
PNP Inhibitor (forodesine HCl)			BioCryst (U.S.)/Mundipharma
CTCL	Oral	Pivotal	(EU, Australia, Asia)
CLL	Oral	Phase II

Neuraminidase Inhibitor (peramivir)			BioCryst (Rest of World)/Shionogi
Viral	i.v.	Phase II	(East Asia)/Green Cross (Korea)
Viral	i.m.	Phase II
Viral	i.v.	Phase III

PNP Inhibitor (BCX-4208/R3421)
Psoriasis	Oral	Phase II	BioCryst
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
     Acute Lymphoblastic Leukemia. Acute lymphocytic leukemia (“ALL”) is a type of blood cancer. Other names for ALL are acute lymphoblastic leukemia and acute lymphoid leukemia. ALL is the most common form of leukemia in children. ALL results from an acquired injury to the DNA of a single cell in the bone marrow.
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
     During 2002, we exercised the option to add a new compound, BCX-4208, to the series of inhibitors of PNP licensed from AECOM and IRL. Preclinical results indicated that BCX-4208 was a more potent inhibitor than forodesine HCl. We completed a Phase I single ascending dose clinical trial and a Phase Ib multi-dose clinical trial, both in healthy volunteers. In November 2005, we licensed BCX-4208 to Roche for the world wide development and commercialization in autoimmune diseases and transplant rejection. We announced termination of the Roche license in 2008 and have regained world wide rights to BCX-4208.
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
Current Development Strategy (T-ALL, CTCL, B-ALL, and CLL)
     Forodesine HCl Clinical Development. Following the completion of a Phase I/II clinical trial in patients with refractory CTCL, in October 2007, we initiated a planned pivotal trial with an oral formulation of forodesine HCl for treatment of patients with CTCL. This trial is being conducted under a SPA agreement negotiated with the FDA and will serve as a basis for a new drug application to the FDA using the oral formulations in patients with relapsed CTCL. This Phase II clinical study has enrolled more than half of the targeted patients.
     Based on preclinical studies conducted at the M.D. Anderson Cancer Center which indicated that forodesine HCl induces the same biochemical changes in various other types of leukemia cells that are responsible for the inhibition of T-leukemia cells, we initiated two small clinical studies late in 2005 in B-cell leukemias, which are more prevalent than T-cell leukemias. First, we initiated a Phase II trial with oral forodesine HCl in patients with CLL in an advanced stage and refractory to fludarabine, a current standard therapy. Our initial trial has been amended so that any potential subject who had fludarabine treatment in the past is now eligible. This trial is on-going. In December 2008, we announced interim data from the ongoing forodesine HCl Phase II program in patients with CLL and data from a healthy subject pharmacokinetic and pharmacodynamic study. The CLL study will continue with an amendment to study a new dosing regimen of oral forodesine, 200 mg twice-daily. An interim analysis was conducted on data from an exploratory Phase II single-arm, open-label program in patients with CLL whose previous treatment had failed. While this analysis showed that no partial or complete responses were observed, five out of 13 patients administered 200 mg of forodesine HCl once-daily had substantial reductions in malignant lymphocytes, and at the time of the analysis, seven patients were still on study. Forodesine HCl was generally safe and well-tolerated at the 200 mg once-daily dose. In a parallel, healthy subject, pharmacokinetic and pharmacodynamic study, we compared the effect of seven days of 200 mg forodesine HCl dosed once-daily with seven days of 200 mg forodesine HCl dosed twice-daily. The study demonstrated substantially increased drug exposure and pharmacodynamic effect in subjects administered forodesine HCl 200 mg twice-daily. Drug exposure, as measured by area under the (plasma-concentration/time) curve (AUC), increased by 63 percent (P<0.001) for twice-daily dosing compared to once-daily dosing. Serum uric acid levels were reduced at steady state compared to baseline by 50.0 percent for twice-daily dosing compared to 23.5 percent for once-daily dosing (p<0.001), indicating increased PNP enzyme inhibition with twice-daily dosing.
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
Current Development Strategy
     We completed our initial Phase I study, a single dose pharmacokinetic trial in healthy volunteers, early in 2005 and during the third quarter of 2005, we initiated a Phase Ib multi dose trial in healthy volunteers to evaluate the safety, tolerability, and pharmacokinetics of multiple oral doses of BCX-4208. In November 2005, we and Roche announced an exclusive license agreement for the worldwide development and commercialization of BCX-4208 for the prevention of acute rejection in transplantation and for the treatment of autoimmune diseases. This collaboration provided substantial strategic and economic benefit to us and also all the essential elements for the rapid, comprehensive and competitive development of BCX-4208. The two companies established a joint committee to set the clinical development strategy and the future development program for BCX-4208.
     During the third quarter of 2007, we announced that Roche had initiated a Phase IIa clinical trial to evaluate BCX-4208/R3421 in patients with moderate to severe plaque psoriasis. The efficacy assessment of the study has been completed. Consistent with interim findings reported by the Company in May 2008, the Phase II clinical study of BCX-4208, a potent, rationally designed, orally available PNP inhibitor, met its primary objectives of safety and tolerability. In addition, BCX-4208 displayed dose-dependent reductions in peripheral blood lymphocyte counts, including subsets measuring B cells (CD20), total T cells (CD3), T helper cells (CD4) and T suppressor/cytotoxic cells (CD8). Further, plasma levels of BCX-4208 increased with dose, and plasma uric acid levels showed dose-related reductions with BCX-4208. In addition, consistent with interim results previously reported by the Company, no evidence of clinical efficacy, a secondary objective, was observed in psoriasis patients with doses and duration of administration tested.
     In the Phase IIa trial, BCX-4208 was generally safe and well-tolerated at doses up to 120 mg daily for six weeks. Most adverse events reported were considered mild or moderate, and low in frequency. No opportunistic infections were observed. In addition, detailed laboratory and clinical monitoring did not indicate any patterns suggestive of off-target adverse findings.
     Also in May 2008, we announced that we received notice that Roche was exercising the “no cause” termination right under the license agreement for BCX-4208. As a result, we regained worldwide rights to BCX-4208.
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
     While there are many different subtypes of the influenza A virus, only two subtypes are known to be currently circulating among humans. Avian influenza A viruses are found chiefly in birds, but there have been confirmed cases of infection in humans, generally as a result of contact with infected birds. These infections have led to symptoms ranging from those of normal flu to more severe and life threatening conditions. Influenza A (“H5N1”) is a subtype of an influenza virus that is highly contagious among birds and can be deadly to them. Of the avian influenza viruses that have crossed the species barrier to infect humans, the H5N1 virus has caused the largest number of detected cases of severe disease and death in humans. Thus far, person to person spread of this virus is considered extremely rare, but as influenza A viruses constantly change, they could mutate over time to have the ability to spread rapidly among humans.
     Pandemic Influenza. Pandemic influenza is a global disease outbreak that occurs when a new influenza virus emerges so that people have had no previous exposure. This situation occurs very rarely and only occurred three times in the 20th century.
     Influenza Prevention and Treatment. The development of effective therapeutics has challenged medical researchers due to the seasonal variation in viral strains and the highly infectious nature of influenza. Patients, therefore, have limited treatment options. Amantadine and rimantadine, drugs in the adamantine class, have been used for treatment of influenza A but are ineffective against influenza B. In addition, these drugs cause some adverse side effects, and the virus tends to develop resistance to these drugs. The CDC has recommended against the use of amantadine and rimantadine for the treatment or prophylaxis of influenza in the United States until susceptibility to these antiviral medications has been re-established among circulating influenza A viruses. Osteltamivir and zanamivir, drugs in the neuraminidase inhibitor class, have been used for the treatment of influenza. Recently, the prevalence of resistance to oseltamivir in subtype H1N1 of influenza A has increased, and the CDC has recommended the use of zanamivir or a combination of oseltamivir and rimatadine when influenza A (H1N1) virus infection or exposure is suspected.
     Vaccines are available against the disease but have limitations: people require advance vaccination; vaccines are limited by their specificity to particular strains of the virus; and vaccines offer little protection if the strain of influenza that circulates is different from that present in the vaccine. In addition, many people decline the required injections. Different strains can arise when surface antigens on the virus (the portion of the virus that causes an immune reaction in humans) undergo minor genetic mutations each year as the virus replicates (antigenic drift). Because of this mutability, the immunity acquired in response to infection by a particular strain of the virus does not provide adequate protection against viruses that subsequently arise. The production of a new vaccine each year is not only complex and expensive, but also an inefficient method of global disease control.
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
     In addition to our neuraminidase inhibitor drug candidate, peramivir, both Roche, in collaboration with Gilead Sciences, and GlaxoSmithKline (“GSK”) have neuraminidase inhibitors on the market. Roche’s neuraminidase inhibitor is a twice-a-day, orally active neuraminidase inhibitor, while GSK’s neuraminidase inhibitor is administered by dry powder inhaler twice a day. Both drugs are approved for marketing in the United States and other countries for treatment of influenza and are to be administered for 5 days. Roche’s neuraminidase inhibitor is also approved for prophylaxis of influenza. In addition to these companies with neuraminidase inhibitors, there are other companies working to develop additional antiviral drugs to be used against various strains of influenza.
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
Current Development Strategy
     Preclinical studies comparing peramivir with other anti-influenza drugs have demonstrated that peramivir has broad-spectrum potency against multiple strains of influenza in the nanomolar or sub-nanomolar range , including the avian strain H5N1. We are currently focusing on injectable formulations of peramivir to achieve high blood levels that may be effective against most strains of influenza, including strains that may be resistant to oseltmivir (Tamiflu). Our investigational new drug application (“IND”) for i.v. peramivir became effective in December 2005 and for i.m. in December 2006. We received fast track designation from the FDA in January 2006 and initiated a Phase I clinical trial with i.v. peramivir in March 2006. During 2006, we conducted multiple Phase I clinical trials in healthy volunteers in preparation for the Phase II trials to be initiated during the 2006-2007 influenza season, which began with the initiation of a Phase II study with the i.m. formulation in January 2007.
     Intramuscular peramivir. We completed a double-blind placebo-controlled Phase II clinical trial with i.m. peramivir testing two different dose levels of peramivir (150 mg and 300 mg) versus placebo in adults with acute uncomplicated influenza. While the trial did not demonstrate statistically significant differences for its primary endpoint of time to alleviation of symptoms, the preliminary analysis of the virologic data indicated that peramivir demonstrated statistically significant reductions in influenza virus shedding in both peramivir treatment groups compared to placebo, with greater reductions in the 300 mg dose. With this information and the additional pharmacokinetic information we have obtained subsequent to the trial, we initiated a Phase II placebo-controlled trial of 600 mg i.m. peramivir for the treatment of seasonal influenza. This trial uses a new, more concentrated 150 mg/ml formulation of peramivir. This trial is ongoing.
     Intravenous peramivir. In July 2007, we announced the initiation of a Phase II clinical trial of i.v. peramivir to compare the efficacy and safety of i.v. peramivir to orally administered oseltamivir in patients who require hospitalization due to acute influenza. This trial was initiated in the Southern Hemisphere and is currently ongoing in the Northern Hemisphere. On October 27, 2008 the Company announced results of this exploratory Phase II trial. The study compared the efficacy and safety of five days of therapy with either 200 mg i.v. peramivir per day, 400 mg i.v. peramivir per day or 75 mg oral oseltamivir twice a day, in patients who required hospitalization related to influenza. The results were presented at the XI International Symposium on Respiratory Viral Infections in Bangkok, Thailand in February 2009.
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
     Congress approved an appropriation of $3.8 billion for 2006 to support the development of various countermeasures for a flu pandemic. The appropriation included funding for the development of new antiviral agents. In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir for U.S. licensure. In January 2008, we announced that the development plan for peramivir had changed and that we would no longer pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses than used in previous studies. Also in January, we announced that the program would cost in excess of the $102.6 million contract and that any funding above the $102.6 million may be the responsibility of the Company. Since then, HHS and the Company have been working in collaboration through various contract modifications to maximize resources by stopping work on some projects (e.g. the Phase III i.m. program) and capping expenditures on other projects in order to maximize remaining funds. HHS and the Company executed a contract modification that fully funds the Company through the completion of both the phase II studies in outpatients treated with intramuscular peramivir, the phase II study in hospitalized patients with intravenous peramivir, and certain manufacturing and toxicology components of the program. The modification also allows the Company and HHS to agree on additional development activities for peramivir within the confirmed $102.6 million funding. All temporary restraints, effected through a stop work order, have now been removed. Following completion of the phase II studies, we expect to continue the dialogue with HHS regarding additional funding beyond the $102.6 million for peramivir development through U.S. licensure. The original contract of $102.6 million and the four year term remain unchanged.
     In addition to the contract with HHS, we have established collaborative relationships with Shionogi and Green Cross for the development and commercialization in Japan and Taiwan by Shionogi and in Korea by Green Cross. The Shionogi agreement was established in February 2007, which resulted in an upfront payment of $14 million and future clinical event milestone payments of up to $21 million. The Shionogi agreement was amended in 2008 to expand the territory in the agreement to include Taiwan and to provide rights for Shionogi to perform its Phase III clinical trial in Hong Kong. Shionogi recently completed a Phase II study of intravenous (i.v.) peramivir administered via a single dose injection in the outpatient setting for treatment of seasonal influenza. This trial met its primary endpoint of improvement in the median time to alleviation of symptoms in subjects with confirmed, acute, uncomplicated influenza infection, compared to placebo alone. Shionogi commenced a phase III program in East Asia, including Japan, in December 2008.
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
Research and Development
     We initiated our research and development program in 1986, with drug synthesis beginning in 1987. We have assembled a scientific research staff with expertise in a broad base of advanced research technologies including protein biochemistry, X-ray crystallography, chemistry and pharmacology. Our research facilities include protein biochemistry and organic synthesis laboratories, testing facilities, X-ray crystallography, computer and graphics equipment and facilities to make drug candidates on a small scale for early stage clinical trials. Beginning in June 2006, we began building an internal clinical development and regulatory team, based in Cary, North Carolina to manage the development strategy for our later stage products. During the years ended December 31, 2008, 2007 and 2006, we spent $73.3, $94.1, and $47.1 million, respectively, on research and development.
Collaboration and In-License Relationships
     We seek to enter into collaborations with leading pharmaceutical and biotechnology companies when we feel it is advantageous to leverage these companies’ resources to develop and commercialize our drug candidates on a global basis. This allows us to remain focused on our strength of early stage discovery and development of drug candidates. To date, we have entered into two major collaborations for the development and commercialization of our lead PNP inhibitors and two collaborations for the development and commercialization of peramivir in certain countries outside the U.S. In addition, in January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir for U.S. licensure.
     Another important component of our strategy is to augment our internal discovery programs through the selective in-licensing of potential drug development targets or early stage compounds for these specific targets. For example, our PNP inhibitors were in-licensed from AECOM and IRL in June 2000.
Corporate Alliances
     Mundipharma. In February 2006, the Company entered into an exclusive, royalty bearing right and license in the specified territory (primarily Europe, Asia and Australia) with Mundipharma for the development and commercialization of our lead PNP inhibitor, forodesine HCl, for use in oncology. Under the terms of the agreement, Mundipharma obtained oncology rights to forodesine HCl in the specified territory in exchange for a $10 million up-front payment. Mundipharma will share 50% of the documented third party development costs incurred by us in respect of our current and planned trials as of the effective date of the agreement provided that Mundipharma’s maximum contribution to these trials shall be $10 million. In addition, Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15 million. The license provides for possibility of future event payments totaling $155 million for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, the agreement provides that we will receive royalties (ranging from single digits to mid teens) based on a percentage of net product sales, which varies depending upon when certain indications receive NDA approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. We licensed this compound and other PNP inhibitors from AECOM and IRL and will owe sublicense payments to these third parties on the upfront payment, future event payments and royalties received by us for the sublicense of these inhibitors.
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
     Shionogi. In March 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize the Company’s lead influenza neuraminidase inhibitor, peramivir, in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan in exchange for a $14 million up-front payment. The license provides for potential future milestone event payments (up to $21 million) and commercial event milestone payments (up to $95 million) in addition to double digit (between 10 and 20% range) royalty payments on product sales of peramivir. In December 2007, the Company received a $7 million milestone payment from Shionogi for their initiation of a Phase II clinical trial with i.v. peramivir. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. Shionogi will be responsible for all development, regulatory and marketing costs in Japan. The term of the agreement is from February 28, 2007 until terminated by either party in accordance with the license agreement. Either party may terminate in the event of an uncured breach. Shionogi has the right of without cause termination. In the event of termination all license and rights granted to Shionogi shall terminate and shall revert back to the Company. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on the upfront payment and any future event payments and/or royalties received by the Company from Shionogi. In October 2008, the Company and Shionogi amended the license agreement to expand the territory covered by the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase III Clinical Trial in Hong Kong. Shionogi commenced a phase III program in East Asia, including Japan, in December 2008. BioCryst retains all rights to commercialize peramivir in North America, Europe, and other countries outside of Japan, Taiwan and Korea.
     Green Cross Corporation (“Green Cross”). In June 2006, the Company entered into an agreement with Green Cross to develop and commercialize peramivir in Korea. Under the terms of the agreement, Green Cross will be responsible for all development, regulatory, and commercialization costs in Korea. The Company received a one-time license fee of $250,000. Total future milestone payments would be equally modest. The license also provides that the Company will share in profits resulting from the sale of peramivir in Korea, including the sale of peramivir to the Korean government for stockpiling purposes. Furthermore, Green Cross will pay the Company a premium over its cost to supply peramivir for development and any future marketing of peramivir products in Korea. Both parties have the right to terminate in the event of an uncured material breach. In the event of termination all rights, data, materials, products and other information would be transferred to the Company.
     Roche. In November 2005, we entered into an exclusive license with Roche for the development and commercialization of our second generation PNP inhibitor, BCX-4208, for the prevention of acute rejection in transplantation and for the treatment of autoimmune diseases. Under the terms of the agreement, Roche obtained worldwide rights to BCX-4208 in exchange for an up-front payment of $30 million, which included a payment as reimbursement for a limited supply of material during the first 24 months of the collaboration. The license also provided for future milestone event payments for achieving specified development, regulatory and commercial milestones (including sales level milestones following a product’s launch) for certain indications.

     In May 2008 the Company received notice that Roche was exercising the “no cause” termination right under the license agreement for BCX-4208. Upon termination during the fourth quarter of 2008, the Company recognized the remaining deferred revenue and deferred expense related to the license agreement, which were $26.5 million and $8.2 million, respectively.
Academic Alliances
     Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd, New Zealand (AECOM and IRL respectively) In June 2000, we licensed a series of potent inhibitors of PNP from AECOM and IRL. The lead drug candidates from this collaboration are forodesine HCl and BCX-4208. We have obtained worldwide exclusive rights to develop and ultimately distribute these compounds or any other drug candidates that might arise from research on these inhibitors. We have the option to expand the Agreement to include other inventions in the field made by the investigators or employees of AECOM and IRL. We have agreed to use commercially reasonable efforts to develop these drugs. In addition, we have agreed to pay certain milestone payments for each licensed product (which range in the aggregate from $1.4 million to almost $4 million per indication) for future development of these inhibitors, single digit royalties on net sales of any resulting product made by us, and to share approximately one quarter of future payments received from other third-party partners, if any. In addition, we have agreed to pay annual license fees that can range from $150,000 to $500,000 depending on stage of development of products that are non-refundable, but are creditable against actual royalties and other payments due to AECOM and IRL. This agreement may be terminated by us at any time by giving 60 days advance notice or in the event of material uncured breach by AECOM and/or IRL.
     The University of Alabama at Birmingham (UAB). We have had a close relationship with UAB since our formation. Our former Chairman, Dr. Charles E. Bugg, was the previous Director of the UAB Center for Macromolecular Crystallography, and our former Chief Operating Officer, Dr. J. Claude Bennett, was the former President of UAB, the former Chairman of the Department of Medicine at UAB and a former Chairman of the Department of Microbiology at UAB. Several of our early programs originated at UAB.
     We currently have agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for us in return for research payments and license fees. UAB has granted us certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with us. We have agreed to pay single digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. We have completed the research under both the complement and influenza agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by us upon three months notice and by UAB under certain circumstances. Upon termination each party shall cease using the other party’s proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between us and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi and Green Cross agreements, or commercialize products related to these programs, we will owe sublicense fees or royalties on amounts we receive.
     Emory University (Emory). In June 2000, we licensed intellectual property from Emory related to the HCV polymerase target associated with hepatitis C viral infections. Under the original terms of the agreement, the research investigators from Emory provided us with materials and technical insight into the target. We have agreed to pay Emory single digit royalties on sales of any resulting product and to share in future payments received from other third party partners, if any. We can terminate this agreement at any time by giving 90 days advance notice. Upon termination, BioCryst would cease using the licensed technology.
Government Contracts
     In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir. In January 2008, we announced that the development plan for peramivir had changed and that we would no longer pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses than used in previous studies. Also in January, we announced that the program would cost in excess of the $102.6 million contract and that any funding above the

$102.6 million may be the responsibility of the Company. Since then, HHS and the Company have been working in collaboration through various contract modifications to maximize resources by stopping work on some projects (e.g. the Phase III i.m. program) and capping expenditures on other projects in order to maximize remaining funds. HHS and the Company executed a contract modification that fully funds the Company through the completion of both the phase II studies in outpatients treated with intramuscular peramivir, the phase II study in hospitalized patients with intravenous peramivir, and certain manufacturing and toxicology components of the program. The modification also allows the Company and HHS to agree on additional development activities for peramivir within the confirmed $102.6 million funding. All temporary restraints, effected through a stop work order, have now been removed. Following completion of the phase II studies, we expect to continue the dialogue with HHS regarding additional funding beyond the $102.6 million for peramivir development through U.S. licensure. The original contract of $102.6 million and the four year term remain unchanged. HHS has indicated that antiviral drugs are an important element of their pandemic influenza preparedness efforts and that their strategy includes not only stockpiling of existing antiviral drugs but also seeking out new antiviral medications to further broaden their capabilities to treat and prevent all forms of influenza. Peramivir is in the same class of neuraminidase inhibitors as oseltamivir (Tamiflu) and zanamivir (Relenza), all of which are antiviral drugs, but the method of delivery for peramivir will be parenteral (i.m. and i.v.) as compared to the oral Tamiflu or inhaled Relenza. We are committed to working with HHS for the development of these parenteral formulations of peramivir which could be especially useful in hospital settings or pandemic situations due to the ability to achieve high levels of the drug rapidly throughout the body.
     This contract is a cost-plus-fixed-fee contract, which is milestone-driven. HHS will make periodic assessments of progress and the continuation of the contract is based on our performance, timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate this contract. The contract is terminable by the government at any time for breach or without cause.
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
     As of February 20, 2009, we have been issued 29 U.S. patents that expire between 2009 and 2025 and that relate to our PNP, serine protease and neuraminidase inhibitor compounds. We have licensed six different class of compounds representing new composition of matter patents from AECOM and IRL for our PNP inhibitors, plus additional manufacturing patents related to these PNP inhibitors and one patent from Emory related to hepatitis C. Additionally, we have 13 PCT or U.S. patent applications pending related to PNP, neuraminidase, RNA viral polymerase, paramyxovirus neuraminidase, and serine protease inhibitors. Our pending applications may not result in issued patents, and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially viable.

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
Marketing and Sales
     We may decide to market, distribute and sell products within specialty markets for use in treatment of various diseases. Our general strategy is to maximize sustainable value by moving our drug candidate portfolio through clinical development, registration and ultimately to the market. We believe that this is best achieved by retaining full product rights to certain drug candidates within specialty markets, while relying on collaborative arrangements with third parties for drug candidates within larger markets or outside our area of expertise. However, in general, we lack experience in marketing, distributing and selling pharmaceutical products. Our strategy includes relying on partners, licensees or arrangements with others to provide for the marketing, distribution and sales of products we may develop. We may not be able to establish and maintain acceptable commercial arrangements with partners, licensees or others to perform such activities.
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
     We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai’s Targretin for CTCL and the current neuraminidase inhibitors marketed by GSK and Roche for influenza. In addition, several pharmaceutical and biotechnology firms, including major pharmaceutical companies, have announced efforts in the field of structure-based drug design and in the therapeutic areas of cancer, infectious disease, autoimmune, and inflammatory disorders, as well as other therapeutic areas where we are focusing our drug discovery efforts.
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
Human Resources
     As of February 20, 2009, we had 80 employees, of whom 59 were engaged in research and development and 21 were in general and administrative functions. Our research and development staff, 22 of whom hold Ph.D. or M.D. degrees, have diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, and medicinal chemistry, clinical development and regulatory affairs. We consider our relations with our employees to be satisfactory.
Financial Information
     For information related to our revenues, profits, net loss and total assets, in addition to other financial information, please refer to the Financial Statement and Notes to Financial Statements contained in this Annual Report.
Available Information
     We have available a website on the Internet. Our address is www.biocryst.com. We make available, free of charge, at our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available at our website copies of our audit committee charter, compensation committee charter, corporate governance and nominating committee charter and our code of business conduct, which applies to all employees of BioCryst as well as the members of our Board of Directors. Any amendment to, or waiver from, our code of business conduct will be posted on our website.

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
     For example, in January 2008, we announced that the development plan for peramivir had changed and that we would no longer pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses than used in previous studies. Also in January, we announced that the program would cost in excess of the $102.6 million contract and that any funding above the $102.6 million may be the responsibility of the Company. Since then, HHS and the Company have been working in collaboration through various contract modifications to maximize resources by stopping work on some projects (e.g. the Phase III i.m. program) and capping expenditures on other projects in order to maximize remaining funds. HHS and the Company executed a contract modification that fully funds the Company through the completion of both the phase II studies in outpatients treated with intramuscular peramivir, the phase II study in hospitalized patients with intravenous peramivir, and certain manufacturing and toxicology components of the program. The modification also allows the Company and HHS to agree on additional development activities for peramivir within the confirmed $102.6 million funding. All temporary restraints, effected through a stop work order, have now been removed. Following completion of the phase II studies, the Company expects to continue the dialogue with HHS regarding additional funding beyond the $102.6 million for peramivir development through U.S. licensure. The original contract of $102.6 million and the four year term remain unchanged. In July 2008, HHS indicated that it does not intend to reimburse us all of the costs incurred related to the terminated Phase III studies. We continue to pursue reimbursement of these costs. During the second quarter of 2008, we recorded a $4.9 million reserve against revenue for amounts we previously expected to receive from HHS related to the costs incurred in this program. Approximately $4.6 million of the reserve relates to revenues recognized in the first quarter of 2008, while approximately $0.3 million of the reserve relates to revenues recognized in 2007.
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
     Currently, we have established collaborative relationships with certain pharmaceutical companies, Roche (recently terminated), Mundipharma, and both Shionogi and Green Cross for the development and commercialization of BCX-4208, forodesine HCl and peramivir, respectively. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
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
     For example, in May 2008, we received notice that Roche was exercising the “no cause” termination right under the license agreement for BCX-4208. As a result of the “no cause” termination by Roche, we regained worldwide rights to BCX-4208.
     We are currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine HCl. Notwithstanding, we do not believe that we are responsible for any of the disputed amounts. We are engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to us is estimated to be approximately $2.5 million. Because of the preliminary nature of the discussions, no amounts have been accrued as of December 31, 2008.

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
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2008, the 52-week range of the market price of our stock was from $0.85 to $6.53 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
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
Information Regarding Forward-Looking Statements
     This filing contains forward-looking statements, including statements regarding future results, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:
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
     These statements reflect our current views with respect to future events and we have no obligation to update or revise the statements. We caution that you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors.”
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
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock trades on the NASDAQ Global MarketSM under the symbol BCRX. The following table sets forth the low and high sales prices of our common stock as reported by NASDAQ Global MarketSM for each quarter in 2008 and 2007:

	2008		2007
	Low	High	Low	High
First quarter	$2.81	$6.53	$7.80	$12.50
Second quarter	2.58	4.98	6.57	10.05
Third quarter	2.40	3.60	7.20	13.18
Fourth quarter	.85	3.18	5.68	8.33
The last sale price of the common stock on February 20, 2009 as reported by NASDAQ Global MarketSM was $1.48 per share.
Holders
As of February 20, 2009, there were approximately 259 holders of record of our common stock.
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

	Beginning
	Investment	Investment	Investment	Investment	Investment	Investment
	12/31/03	at 12/31/04	at 12/31/05	at 12/31/06	at 12/31/07	at 12/31/08
BioCryst Pharmaceuticals, Inc.	$100.00	$84.38	$244.53	$168.76	$90.22	$20.00
The NASDAQ Stock Market	100.00	108.84	111.16	122.11	132.42	63.80
NASDAQ Pharmaceutical Stocks	100.00	106.51	117.29	114.81	120.74	112.34
     The above graph measures the change in a $100 investment in the Company’s common stock based on its closing price of $6.85 on December 31, 2003 and its year-end closing price thereafter. The Company’s relative performance is then compared with the CRSP Total Return Indexes for the NASDAQ Stock Market (U.S.) and NASDAQ Pharmaceutical Stocks.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fiscal year ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	(In thousands, except per share data)
Statement of Operations Data:	2008	2007	2006	2005	2004
Total revenues	$56,561	$71,238	$6,212	$152	$337
Research and development expenses	73,327	94,052	47,083	23,642	18,868
Net loss	(24,732)	(29,055)	(43,618)	(26,099)	(21,104)

Amounts per common share:
Basic and diluted net loss per share	$(0.65)	$(0.89)	$(1.50)	$(1.01)	$(1.00)

Weighted average shares outstanding.	38,062	32,771	29,147	25,721	21,165

	December 31,
	(In thousands)
Balance Sheet Data:	2008	2007	2006	2005	2004
Cash, cash equivalents and securities	$63,314	$85,009	$46,236	$59,988	$28,704
Total assets	84,692	142,717	68,485	99,248	32,469
Long-term deferred revenue	20,937	49,694	36,596	29,426	300
Accumulated deficit	(249,268)	(224,536)	(195,481)	(151,863)	(125,764)
Total stockholders’ equity	46,426	64,905	21,155	58,440	29,334

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
Overview
2008 Corporate Highlights
Forodesine HCl
     Following the completion of a Phase I/II clinical trial of forodesine HCl in patients with refractory CTCL, in October 2007 we initiated a planned pivotal trial with an oral formulation of forodesine HCl for treatment of patients with CTCL. This trial is being conducted under an SPA agreement negotiated with the FDA and will serve as a basis for a new drug application to the FDA using the oral formulations in patients with relapsed CTCL. In February 2007, we announced that the Committee for Orphan Medicinal Products of the European Medicines Agency had granted orphan drug designation to forodesine HCl for the treatment of CTCL. The trial continues to enroll subjects with CTCL stages IIB through IVA who have failed three systemic therapies. Enrollment in the study slowed over the summer of 2008 below our projections. We have taken action to accelerate enrollment and early indications are that these actions are having a positive effect. We have enrolled more than half of the targeted 130 patients in this study and will continue to monitor enrollment going forward.
     At the December 2007 meeting of the American Society of Hematology (“ASH”), Madeline Duvic, M.D., Deputy Chair, Dermatology, The University of Texas M.D. Anderson Cancer Center, presented interim data from the Phase I/II clinical study of oral forodesine HCl in the treatment of subjects with refractory CTCL. The overall response rate for these subjects was 39%, including 2 subjects with complete response (6%) and 12 subjects with partial response (33%). These data indicated that in addition to a good safety profile, forodesine HCl demonstrated clinical activity as a single oral agent in patients with advanced refractory CTCL.
     In December 2008, we announced interim data from the ongoing forodesine HCl Phase II program in patients with CLL and data from a healthy subject pharmacokinetic and pharmacodynamic study. The CLL study will continue with an amendment to study a new dosing regimen of oral forodesine, 200 mg twice-daily. An interim analysis was conducted on data from an exploratory Phase II single-arm, open-label program in patients with CLL whose previous treatment had failed. While this analysis showed that no partial or complete responses were observed, five out of 13 patients administered 200 mg of forodesine HCl once-daily had substantial reductions in malignant lymphocytes, and at the time of the analysis, seven patients were still on study. Forodesine HCl was generally safe and well-tolerated at the 200 mg once-daily dose. In a parallel, healthy subject, pharmacokinetic and pharmacodynamic study, we compared the effect of seven days of 200 mg forodesine HCl dosed once-daily with seven days of 200 mg forodesine HCl dosed twice-daily. The study demonstrated substantially increased drug exposure and pharmacodynamic effect in subjects administered forodesine HCl 200 mg twice-daily. Drug exposure, as measured by area under the (plasma-concentration/time) curve (“AUC”), increased by 63 percent (P<0.001) for twice-daily dosing compared to once-daily dosing. Serum uric acid levels were reduced at steady state compared to baseline by 50.0 percent for twice-daily dosing compared to 23.5 percent for once-daily dosing (p<0.001), indicating increased PNP enzyme inhibition with twice-daily dosing.

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
Peramivir
     In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir. In January 2008, we announced that the development plan for peramivir had changed and that we would no longer pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses than used in previous studies. Also in January, we announced that the program would cost in excess of the $102.6 million contract and that any funding above the $102.6 million may be the responsibility of the Company. Since then, HHS and the Company have been working in collaboration through various contract modifications to maximize resources by stopping work on some projects (e.g. the Phase III i.m. program) and capping expenditures on other projects in order to maximize remaining funds. HHS and the Company executed a contract modification that fully funds the Company through the completion of both the phase II studies in outpatients treated with intramuscular peramivir, the phase II study in hospitalized patients with intravenous peramivir, and certain manufacturing and toxicology components of the program. The modification also allows the Company and HHS to agree on additional development activities for peramivir within the confirmed $102.6 million funding. All temporary restraints, effected through a stop work order, have now been removed. Following completion of the phase II studies, we expect to continue the dialogue with HHS regarding additional funding beyond the $102.6 million for peramivir development through U.S. licensure. The original contract of $102.6 million and the four year term remain unchanged.
     In addition to the contract with HHS, in February 2007, we established a collaborative relationship with Shionogi for the development and commercialization of peramivir in Japan. We received an upfront payment of $14 million and the agreement provided for additional future clinical event milestone payments of up to $21 million. Shionogi recently completed a Phase II study of intravenous (i.v.) peramivir administered via a single dose infusion in the outpatient setting for treatment of seasonal influenza. This trial met its primary endpoint of improvement in the median time to alleviation of symptoms in subjects with confirmed, acute, uncomplicated influenza infection, compared to placebo alone. Time to alleviation of symptoms was 81.8 hours for placebo, 59.1 hours for 300 mg peramivir, and 59.9 hours for 600 mg peramivir. This result was highly statistically significant (p=0.0046) for both the 300 mg dose (p=0.0046) and the 600 mg dose. Further, safety assessments confirmed that i.v. peramivir was generally safe and well-tolerated. Shionogi presented the data at the recent Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC)/ Infectious Diseases Society of America (IDSA) annual meeting in Washington, D.C. Based on the results from this Phase II study, Shionogi has initiated a Phase III program with i.v. peramivir in the outpatient setting. The Phase III study is a 1,050 subject study and would typically require two seasons to complete. In the event of a very strong flu season it is possible to complete a study of this magnitude in one flu season. Although it has been a strong flu season in Asia, it is not clear at this time if Shionogi will finish in one season or two. It is our understanding that Shionogi plans to complete its studies within this influenza season. In October 2008, the Company and Shionogi amended the license agreement to expand the territory in the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase III clinical trial in Hong Kong.
     Intramuscular peramivir. We completed a double-blind placebo-controlled Phase II clinical trial with i.m. peramivir testing two different dose levels of peramivir (150 mg and 300 mg) versus placebo in adults with acute uncomplicated influenza. While the trial did not demonstrate statistically significant differences for its primary endpoint of time to alleviation of symptoms, the preliminary analysis of the virologic data indicated that peramivir demonstrated statistically significant reductions in influenza virus shedding in both peramivir treatment groups compared to placebo, with greater reductions in the 300 mg dose group. With this information and the additional pharmacokinetic information we have obtained subsequent to the trial, we initiated a Phase II placebo-controlled trial of 600 mg i.m. peramivir for the treatment of seasonal influenza. This trial uses a new, more concentrated 150 mg/ml formulation of peramivir. This trial is ongoing in the Northern Hemisphere and we expect results sometime in the second quarter of 2009.

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
     The multicenter, randomized, double-blind, double-dummy, active-controlled, Phase II Study enrolled 137 patients, who tested positive by rapid antigen test (RAT) for influenza and had one or more criteria for hospitalization, namely: age > 60 years, chronic lung disease, congestive heart failure, diabetes mellitus, low oxygen saturation, low blood pressure, or severity of illness requiring supportive care. Of the 137 patients randomized, 122 age 19 to 101 years had influenza confirmed by polymerase chain reaction (PCR) testing and were included in the intent-to-treat infected (ITTI) patient population; 41 patients received oseltamivir 75 mg orally twice-daily, 41 patients received 200 mg i.v. peramivir once-daily and 40 patients received 400 mg i.v. peramivir once-daily. As reported in October 2008, there were no statistically significant differences in any of the efficacy endpoints between the three treatment arms, and peramivir was generally safe and well-tolerated at those dose levels. Evaluation of time to clinical stability, the primary endpoint, showed a median of 23.7 hours for peramivir 200mg, 37.0 hours for peramivir 400 mg and 28.1 hours for oseltamivir (p=.306). This exploratory endpoint was driven by resolution of fever. Viral shedding (time weighted change from baseline in viral titer) was reduced by a median of -2.0 logs for peramivir 200mg, -2.1 logs for peramivir 400mg, and -1.9 logs for oseltamivir (p=.908). There was no mortality in the primary efficacy population, and there were no clinical relapses. Patients were discharged from the hospital after a median of 4.0 days for peramivir 200 mg, 3,8 days for peramivir 400 mg, and 4.0 days for oseltamivir (p=0.994). The median number of days required for resumption of usual activities was 8.8 days for peramivir 200 mg, 9.0 days for peramivir 400 mg, and 13.7 days for oseltamivir (p=0.276). The Company presented the results at the XI International Symposium on Respiratory Viral Infection being held in Bangkok, Thailand in February 2009.
BCX-4208/R3421
     During the third quarter of 2007, we announced that Roche had initiated a Phase IIa clinical trial to evaluate oral doses of BCX-4208/R3421 in patients with moderate to severe plaque psoriasis. The efficacy assessment of the study has been completed. Consistent with interim findings reported by the Company in May 2008, the Phase II clinical study of BCX-4208, a potent, rationally designed, orally available PNP inhibitor, met its primary objectives of safety and tolerability. In addition, BCX-4208 displayed dose-dependent reductions in peripheral blood lymphocyte counts, including subsets measuring B cells (CD20), total T cells (CD3), T helper cells (CD4) and T suppressor/cytotoxic cells (CD8). Further, plasma levels of BCX-4208 increased with dose, and plasma uric acid levels showed dose-related reductions with BCX-4208. In addition, consistent with interim results previously reported by the Company, no evidence of clinical efficacy, a secondary objective, was observed in psoriasis patients with doses and duration of administration tested.
     In the Phase IIa trial, BCX-4208 was generally safe and well-tolerated at doses up to 120 mg daily for six (6) weeks. Most adverse events reported were considered mild or moderate, and low in frequency. No opportunistic infections were observed. In addition, detailed laboratory and clinical monitoring did not indicate any patterns suggestive of off-target adverse findings.
     Also in May 2008, we announced that we received notice that Roche was exercising the “no cause” termination right under the license agreement for BCX-4208. As a result, we regained worldwide rights to BCX-4208.
Results of Operations
Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007
     Collaborative and other research and development revenues were $56.6 million for the year ended December 31, 2008, compared to $71.2 million for the year ended December 31, 2007. This decrease was partially driven by a reduction of $33.7 million in revenue from the contract with HHS for the development of peramivir, which includes the establishment of a $4.9 million reserve recorded by the Company during the second quarter of 2008 for amounts that were previously expected to be received from HHS related to costs incurred in the Phase III program of intramuscular (i.m.) peramivir for outpatient influenza. The Company initiated this program and voluntarily discontinued it following a decision to pursue higher doses in the ongoing Phase II study. Reimbursement of these costs is under discussion with HHS. Further contributing to the decrease in collaborative and other R&D revenues from 2007 to 2008 was the prior year receipt of a $7.0 million milestone payment from Shionogi. This was offset by the recognition of $26.5 million of previously deferred revenue related to the termination of the Company’s collaboration with Roche in the fourth quarter of 2008.
     Research and development expenses were $73.3 million for the year ended December 31, 2008, compared to $94.1 million for the year ended December 31, 2007. The decrease in R&D expenses was due to a reduction in the clinical development costs of $16.3 million and toxicology costs of $1.6 million associated with the peramivir program, a reduction in manufacturing costs of $10.3 million and $6.4 million associated with the peramivir and Forodesine HCl programs, respectively, and a reduction in costs incurred on the Company’s pre-clinical compounds of $0.9 million. These reductions were offset by an increase in the Company’s clinical development costs of $2.6 million for Forodesine HCl, the recognition of $8.2 million of previously deferred expense related to the termination of the Company’s collaboration with Roche, and increases of $4.2 million in personnel related costs, consulting fees, and operating costs.
     General and administrative expenses were $10.4 million for the year ended December 31, 2008, compared to $9.5 million for the year ended December 31, 2007. The higher expenses were primarily due to increases in professional fees and operating costs.
     The net loss for the year ended December 31, 2008 was $24.7 million, or $0.65 per share, compared to a net loss for the year ended December 31, 2007 of $29.1 million, or $0.89 per share.
Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006
     Collaborative and other research and development revenue was $71.2 million for the year compared to $6.2 million for 2006. The increase for 2007 was primarily due to revenue from HHS related to our contract for the development of peramivir. In addition, we received a $7.0 million milestone payment from Shionogi in December 2007 for their initiation of a Phase II clinical trial, and there was an increase of $3.1 million in amortization of deferred revenue compared to 2006 on the continuing amortization of the upfront payments from the Roche, Shionogi and Mundipharma agreements. These increases in revenue were partially offset by a decrease of $1.5 million in reimbursement from Mundipharma for our clinical trial costs compared to 2006.
     Research and development expenses for 2007 were $94.1 million, a 100.0% increase from 2006 expenses of $47.1 million, primarily attributable to the clinical and manufacturing costs of our expanded peramivir and forodesine HCl programs, increases in personnel and related costs to support the advanced development of our pipeline, and increases in consulting and toxicology. Included in R&D expenses for 2007 is approximately $2.3 million of pre-contract costs directly related to the Phase II trials for both the i.v. and i.m. peramivir products. These costs were incurred during 2006 in anticipation of a contract award from HHS and were required to meet the delivery schedule of the proposed contract. In accordance with the provisions of Federal Acquisition Regulation 31.205-32, the costs were included in the Company’s request for proposal and were eligible for reimbursement from HHS. The $2.3 million of costs incurred prior to the contract award date were deferred and included in other current assets on the Company’s balance sheet at December 31, 2006. In the first quarter of 2007, the $2.3 million in costs were billed and expensed. Concurrently, revenue was recognized for these costs plus the applicable fixed fee.
     General and administrative expenses for 2007 were $9.5 million, an increase of 55.7% over the 2006 expense of $6.1 million, primarily due to additional compensation, which also included an increase of $1.2 million non-cash share-based compensation charge related to Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“Statement No. 123R”). In addition, there was an increase in professional fees, including legal, which were partially offset by an increase in costs allocated to R&D.
     The net loss for the year ended December 31, 2007 was $29.1 million, or $0.89 per share, compared to a net loss of $43.6 million, or $1.50 per share in 2006.
Liquidity and Capital Resources

     Cash expenditures have exceeded revenues since our inception. Our operations have principally been funded through public offerings and private placements of equity and debt securities and cash from collaborative and other research and development agreements, including government contracts, and to a lesser extent interest. For example, during 2008, we received cash from collaborative and other research and development agreements and government contracts (primarily HHS, Mundipharma, and Shionogi,) of approximately $52.9 million and on August 9, 2007, we announced the closing of a $65.3 million private placement of common stock to certain existing stockholders. As of December 31, 2008, we have approximately $12.0 million due from our collaborators, primarily HHS. Other sources of funding have included the following:
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
     We invest our excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and by policy, limit the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within two years. We have not realized any significant losses from such investments.
     On August 7, 2007, we amended our lease for our current Birmingham facilities, consisting of 50,150 square feet, through June 30, 2015. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2015. The lease requires us to pay monthly rent currently at $40,273 per month in December 2008 and escalates annually to a minimum of $48,072 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. In addition, the most recent lease amendment provided an allowance of $300,000 for our use in making certain improvements to the premises.
     In August 2006, we opened an office in Cary, North Carolina for the establishment of our clinical and regulatory operation. We currently have 5,565 square feet under lease through February 28, 2010. This lease currently requires us to pay $7,881 per month and escalates annually to $8,118 per month in the final year.
     During 2008, we incurred capital costs of approximately $1.2 million, while we incurred capital costs of approximately $3.3 million in 2007. Included in 2007 capital costs were amounts related to a renovation of our facility to build additional laboratory space. The cost of this expansion was partially funded by a $300,000 tenant allowance in our 2007 lease amendment.
     At December 31, 2008, we had long-term operating lease obligations, which provide for aggregate minimum payments of $641,323 in 2009, $575,246 in 2010, and $551,744 in 2011. These obligations include the future rental of our operating facilities.
     We plan to finance our needs principally from the following:

•	payments under our contract with HHS;

•	our existing capital resources and interest earned on that capital;

•	payments under collaborative and licensing agreements with corporate partners; and

•	lease or loan financing and future public or private financing.
     In March 2007, we announced a collaborative agreement with Shionogi for rights to peramivir in Japan. This agreement required an upfront payment of $14 million that was received in April 2007. In December 2007, we received a $7 million milestone payment from Shionogi for their initiation of a Phase II clinical trial with i.v. peramivir. In October 2008, the Company and Shionogi amended the license agreement to expand the territory covered by the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase III Clinical Trial in Hong Kong. Shionogi initiated a Phase III study in December 2008.
     In January 2007, we announced that HHS had awarded the Company a $102.6 million, four-year contract for the advanced development of peramivir. The contract is a standard cost plus fixed fee contract, which we expect will continue to have a significant positive impact on our financial position and cash flow. We bill our incurred costs to HHS on a monthly basis. Any significant delays in payment, rejection of significant costs by HHS or cancellation of this contract by HHS would have a significant negative effect on our financial position. In January 2008, we announced that the development plan for peramivir had changed and that we would no longer pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses than used in previous studies. Also in January, we announced that the program would cost in excess of the $102.6 million contract and that any funding above the $102.6 million may be the responsibility of the Company. Since then, HHS and the Company have been working in collaboration through various contract modifications to maximize resources by stopping work on some projects (e.g. the Phase III i.m. program) and capping expenditures on other projects in order to maximize remaining funds. HHS and the Company executed a contract modification that fully funds the Company through the completion of both the phase II studies in outpatients treated with intramuscular peramivir, the phase II study in hospitalized patients with intravenous peramivir, and certain manufacturing and toxicology components of the program. The modification also allows the Company and HHS to agree on additional development activities for peramivir within the confirmed $102.6 million funding. All temporary restraints, effected through a stop work order, have now been removed. Following completion of the phase II studies, we expect to continue the dialogue with HHS regarding additional funding beyond the $102.6 million for peramivir development through U.S. licensure. The original contract of $102.6 million and the four year term remain unchanged.
     In February 2006, we licensed forodesine HCl to Mundipharma for the development and commercialization of this drug in Europe, Asia and Australasia. In addition to the upfront payment of $10 million, which was received in February 2006, Mundipharma is paying 50% of the clinical development costs we are incurring for forodesine HCl on existing and planned clinical trials, but their portion shall not exceed $10 million. In addition, Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15 million. The agreement also provides for future event payments and royalties to be made by Mundipharma upon the achievement of certain clinical, regulatory and sales events. In January 2007, we initiated our pivotal study with forodesine HCl in T-cell leukemia patients under an SPA negotiated with the FDA, which triggered a $5 million event payment from Mundipharma. Subsequently, in March 2007, the Company made a decision to put this trial on voluntary hold to investigate particulates that were found in some batches of i.v. formulation. In December 2007, we announced the termination of our development in T-ALL with forodesine HCl. In July 2007, we announced the Company had received an SPA for a pivotal trial of forodesine HCl in CTCL patients. The trial is a multicenter, multinational, open-label, single-arm, repeat dose pivotal trial which began enrollment during October 2007. The trial continues to enroll subjects with CTCL stages IIB through IVA who have failed three systemic therapies. Enrollment in the study slowed over the summer of 2008 below our projections. We have taken action to accelerate enrollment and early indications are that these actions are having a positive effect. We will continue to monitor enrollment going forward.
     The collaboration with Roche for the worldwide development and commercialization of BCX-4208 in November 2005 provided an upfront payment of $30 million, which was received in 2006. In May 2008, we announced that we received notice that Roche was exercising the “no cause” termination right under the license agreement for BCX-4208. As a result, we regained worldwide rights to BCX-4208.
     For the year, our cash, cash equivalents and marketable securities balance has decreased from $85.0 million as of December 31, 2007 to $63.3 million as of December 31, 2008. This decrease was primarily due to cash used for operations, partially offset by reimbursement from collaborators. As a result, our net cash burn rate for 2008 was approximately $1.8 million per month. We caution that our revenues, our expenses, and our cash flows will vary significantly from quarter to quarter throughout 2009 due to the nature of the trials in influenza and the reimbursement from HHS. We are projecting our 2009 net cash use to be $30 to $38 million, dependent on the achievement of certain milestones. Our actual burn rate could vary significantly from the projection above depending on the timing of Company expenses and the related reimbursement from our collaborators.
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
     As of December 31, 2008, we had $63.3 million in cash, cash equivalents and marketable securities. With our currently available funds and the amounts to be received from HHS, Shionogi and our other collaborators, we believe these resources will be sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.
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
Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we are not involved in any material unconsolidated SPE or off-balance sheet arrangements.
Contractual Obligations
     In the table below, we set forth our enforceable and legally binding obligations and future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they are cancelable as of December 31, 2008. Some of the amounts we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$3,738,049	$641,323	$1,126,990	$1,112,846	$856,890
Purchase Obligations (1)	15,872,895	14,942,895	310,000	310,000	310,000

Total	$19,610,944	$15,584,218	$1,436,990	$1,422,846	$1,166,890

(1)	Purchase obligations include commitments related to clinical development, manufacturing and research operations and other significant purchase commitments.
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
     While our significant accounting policies are more fully described in Note 1 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.
Revenue Recognition
     Our revenues have generally been limited to license fees, event payments, research and development fees, government contracts, and interest income. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”). License fees, event payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations or we have completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized as earned over an estimated period determined by management based on the terms of the agreement and the products licensed. For example, in the Mundipharma license agreement, we deferred the upfront payment over the remaining life of the patent, which is 2017. In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting in accordance with EITF Issue 00-21. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.
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
Research and Development Expenses
     In accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs, we expense research and development costs as incurred. Prior to January 1, 2008, we also expensed nonrefundable advance payments for goods and services received in connection with research and development activities. Effective January 1, 2008, we adopted the consensus in Emerging Issues Task Force Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities (“EITF Issue 07-3”). EITF 07-3 requires that these payments be deferred and recognized as an expense as the related goods are delivered or the related services are performed. We applied the new guidance to all advance payments made during 2008 for contracts executed after the effective date of this consensus.

     Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by contract research organizations (“CRO’s”), materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. Most of our manufacturing and clinical and preclinical studies are performed by third-party CRO’s. Costs for studies performed by CRO’s are accrued by us over the service periods specified in the contracts and estimates are adjusted, if required, based upon our on-going review of the level of services actually performed.
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
     Our accounting for deferred sublicense payments related to revenues that have been deferred is based on the guidance in SAB No. 104, which states that the incremental direct costs incurred related to the acquisition or origination of a contract in a transaction that results in the deferral of revenue may either be expensed as incurred or accounted for in accordance with paragraph 4 of Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Costs (“FTB 90-1”). Sublicense payments are paid to our academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.
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
     The following table summarizes our R&D expenses for the periods indicated:

	Year ended December 31,
	2008	2007	2006
Direct external R&D expenses by program:
PNP Inhibitor (forodesine HCl)	$15,918,040	$19,351,789	$17,667,599
PNP Inhibitor (BCX-4208)	8,974,238	211,923	643,605
Neuraminidase Inhibitor (peramivir)	21,473,202	50,302,010	11,352,737
Hepatitis C Polymerase Inhibitor	471,824	951,207	1,673,480
Other	1,599,826	2,503,514	206,176

All other R&D expenses:
Compensation and fringe benefits	12,935,679	11,357,030	6,870,194
Supplies and services	2,871,803	1,888,552	3,366,683
Maintenance, depreciation, and amortization	2,169,027	1,391,730	975,790
Overhead allocation and other	6,912,995	6,094,241	4,327,108

Total R&D expenses	$73,326,634	$94,051,996	$47,083,372

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
Stock-Based Compensation
     At December 31, 2008, we have two stock-based employee compensation plans, the Stock Incentive Plan and the Employee Stock Purchase Plan. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and other related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”). No stock-based compensation cost related to our employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006, as all options granted to our employees had exercise prices equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123R”), using the modified prospective transition method. Results for prior periods have not been restated.
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
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.
     The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing our risk. We invest our excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and by policy, limit the amount of credit exposure at any one institution. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we believe we have no material exposure to market risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BioCryst Pharmaceuticals, Inc.
BALANCE SHEETS

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$22,342,058	$31,155,320
Marketable securities	39,186,404	19,542,193
Receivables from collaborations	11,982,430	39,127,676
Prepaid expenses and other current assets	1,136,842	948,440
Deferred collaboration expense	376,972	931,023

Total current assets	75,024,706	91,704,652
Marketable securities	1,786,034	34,310,988
Furniture and equipment, net	4,880,475	5,294,079
Deferred collaboration expense	3,000,462	11,407,120

Total assets	$84,691,677	$142,716,839

Liabilities and Stockholders’ Equity
Accounts payable	$5,265,947	$19,771,375
Accrued expenses	8,442,398	2,863,815
Accrued vacation	794,375	824,143
Deferred rent	40,000	—
Deferred revenue	2,565,285	4,658,266

Total current liabilities	17,108,005	28,117,599

Deferred rent	220,000	—
Deferred revenue	20,937,445	49,694,186

Stockholders’ equity:
Preferred stock: shares authorized — 5,000,000 Series B Junior Participating Preferred stock, $.001 par value; shares authorized — 45,000; shares issued and outstanding — none	—	—
Common stock, $.01 par value; shares authorized — 95,000,000; shares issued and outstanding — 38,275,167 in 2008 and 37,967,254 in 2007	382,751	379,672
Additional paid-in capital	295,207,583	288,683,369
Accumulated other comprehensive income	103,507	378,057
Accumulated deficit	(249,267,614)	(224,536,044)

Total stockholders’ equity	46,426,227	64,905,054

Total liabilities and stockholders’ equity	$84,691,677	$142,716,839

See accompanying notes to financial statements.

BioCryst Pharmaceuticals, Inc.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
Revenues
Collaborative and other research and development	$56,561,369	$71,237,901	$6,211,936

Expenses
Research and development	73,326,634	94,051,996	47,083,372
General and administrative	10,399,227	9,465,962	6,108,373

Total expenses	83,725,861	103,517,958	53,191,745

Loss from operations	(27,164,492)	(32,280,057)	(46,979,809)

Interest and other income	2,432,922	3,224,533	3,361,956

Net loss	$(24,731,570)	$(29,055,524)	$(43,617,853)

Basic and diluted net loss per common share	$(0.65)	$(0.89)	$(1.50)

Weighted average shares outstanding	38,062,131	32,770,923	29,147,397

See accompanying notes to financial statements.

BioCryst Pharmaceuticals, Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated
		Additional	Other		Total Stock-
	Common	Paid-in	Comprehensive	Accumulated	holders'	Comprehensive
	Stock	Capital	Income	Deficit	Equity	Loss
Balance at December 31, 2005	$288,135	$210,014,946	$—	$(151,862,667)	$58,440,414
Net loss	—	—	—	(43,617,853)	(43,617,853)	$(43,617,853)
Unrealized gain on marketable securities available-for-sale	—	—	32,463	—	32,463	32,463

Comprehensive loss						$(43,585,390)

Exercise of stock options, 409,328 shares, net	4,093	2,765,801	—	—	2,769,894
Employee stock purchase plan sales, 25,988 shares	260	191,070	—	—	191,330
Stock-based compensation expense	—	3,338,761	—	—	3,338,761

Balance at December 31, 2006	292,488	216,310,578	32,463	(195,480,520)	21,155,009
Net loss	—	—	—	(29,055,524)	(29,055,524)	$(29,055,524)
Unrealized gain on marketable securities available-for-sale	—	—	345,594	—	345,594	345,594

Comprehensive loss						$(28,709,930)

Issue of restricted common stock, 60,000 shares	600	(600)	—	—	—
Sale of common stock, 8,315,513 shares, net	83,155	65,034,937	—	—	65,118,092
Exercise of stock options, 308,037 shares, net	3,080	1,378,098	—	—	1,381,178
Employee stock purchase plan sales, 34,855 shares	349	269,328	—	—	269,677
Stock-based compensation expense	—	5,691,028	—	—	5,691,028

Balance at December 31, 2007	379,672	288,683,369	378,057	(224,536,044)	64,905,054
Net loss	—	—	—	(24,731,570)	(24,731,570)	$(24,731,570)
Unrealized loss on marketable securities available-for-sale	—	—	(274,550)	—	(274,550)	(274,550)

Comprehensive loss						$(25,006,120)

Issue of restricted common stock, 76,536 shares	765	(765)	—	—	—
Exercise of stock options, 146,470 shares, net	1,465	397,634	—	—	399,099
Employee stock purchase plan sales, 84,907 shares	849	266,691	—	—	267,540
Stock-based compensation expense	—	5,860,654	—	—	5,860,654

Balance at December 31, 2008	$382,751	$295,207,583	$103,507	$(249,267,614)	$46,426,227

See accompanying notes to financial statements.

BioCryst Pharmaceuticals, Inc.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(24,731,570)	$(29,055,524)	$(43,617,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairment	1,625,878	1,369,713	810,310
Stock-based compensation expense	5,860,654	5,691,028	3,338,761
Changes in operating assets and liabilities:
Receivables from collaborations	27,145,246	(34,571,531)	25,443,855
Prepaid expenses and other current assets	(188,402)	(274,682)	(173,071)
Deferred collaboration expense	8,960,709	1,361,824	(7,535,749)
Accounts payable and accrued expenses	(8,956,613)	15,424,180	(2,472,827)
Deferred rent	260,000	—	—
Deferred collaboration revenue	(30,849,722)	15,057,193	8,995,259

Net cash used in operating activities	(20,873,820)	(24,997,799)	(15,211,315)

Investing activities
Acquisitions of furniture and equipment	(1,212,274)	(3,343,827)	(1,398,314)
Purchases of patents and licenses	—	—	(136,372)
Purchases of marketable securities	(124,459,834)	(62,907,146)	(42,870,522)
Sales and maturities of marketable securities	137,066,027	51,217,617	31,916,000

Net cash provided by (used in) investing activities	11,393,919	(15,033,356)	(12,489,208)

Financing activities
Sale of common stock, net of issuance costs	—	65,118,092	—
Exercise of stock options	399,099	1,381,178	2,769,894
Employee stock purchase plan sales	267,540	269,677	191,330

Net cash provided by financing activities	666,639	66,768,947	2,961,224

(Decrease) increase in cash and cash equivalents	(8,813,262)	26,737,792	(24,739,299)
Cash and cash equivalents at beginning of year	31,155,320	4,417,528	29,156,827

Cash and cash equivalents at end of year	$22,342,058	$31,155,320	$4,417,528

See accompanying notes to financial statements.

BioCryst Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
Note 1 — Significant Accounting Policies
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
Marketable Securities
     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify securities as trading, available-for-sale, or held-to-maturity. The appropriateness of each classification is assessed at the time of purchase and at each reporting date. Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations.
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”), for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While this standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, it does not expand the use of fair value in any new circumstances. The adoption of Statement No. 157 did not have a significant impact on the Company’s financial statements.
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
     At December 31, 2007, the Company had $53,853,181 of marketable securities, of which $43,770,636 was classified as available-for-sale and $10,082,545 was classified as held-to-maturity. Securities available-for-sale consisted primarily of U.S. Agency securities carried at estimated fair values. At December 31, 2007, the amortized cost of securities available-for-sale was $42,918,200. At December 31, 2007, gross unrealized gains on securities available-for-sale were $378,057. There were no gross unrealized losses on securities available-for-sale at December 31, 2007. Securities held-to-maturity consisted primarily of U.S. Agency securities carried at amortized cost. The estimated fair value of securities held-to-maturity at December 31, 2007 was $10,096,160 based on independent quoted market prices. At December 31, 2007, gross unrecognized holding gains on securities held-to-maturity were $16,131, while gross unrecognized losses on securities held-to-maturity at December 31, 2007 were $2,516.

     During 2008, in an effort to minimize investment risk in light of the current economic environment, the Company sold two securities previously classified as held-to-maturity. The carrying amount of these securities was $3,469,506, which represented amortized cost. The proceeds from the sale of these securities was $3,458,814.
     At December 31, 2008, the Company had $40,972,438 of marketable securities, all of which were classified as available-for-sale. These securities consisted of U.S. Treasury bills and notes carried at estimated fair values. The estimated fair value of these securities was based on independent quoted market prices and represents the highest priority of Level 1 in the fair value hierarchy as defined in Statement No. 157. The following table summarizes by year the scheduled maturity for the securities available-for-sale at December 31, 2008 and includes accrued interest of $265,172.

2009	$39,186,404
2010	1,786,034

$40,972,438

     At December 31, 2008, the amortized cost of securities available-for-sale, including accrued interest, was $40,868,931. At December 31, 2008, gross unrealized gains on securities available-for-sale were $103,507. There were no gross unrealized losses on securities available-for-sale at December 31, 2008.
Receivables from Collaborations
     Receivables are recorded for amounts due to the Company related to reimbursable research and development costs and event payments. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At December 31, 2008, the Company had the following receivables from collaborations.

	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$2,337,442	$8,574,717	$10,912,159
Mundipharma	—	1,070,271	1,070,271

Total	$2,337,442	$9,644,988	$11,982,430

     Unbilled receivables from the U.S. Department of Health and Human Services (“HHS”) are net of a reserve for costs and fees of $4,918,849 at December 31, 2008 that are uncertain of recovery and related to the voluntarily terminated Phase III studies of the peramivir intramuscular (“i.m.”) program. The Company is in discussions with HHS regarding the reimbursement of these costs and fees. To the extent that any additional recoveries are realized or become probable of realization, the reserve will be adjusted in a future period(s). Any such adjustments could have a material impact on future operating results.
Furniture and Equipment
     Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method with estimated useful lives of five and seven years. Laboratory equipment, office equipment, and software are depreciated over a life of five years. Furniture and fixtures are depreciated over a life of seven years. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is less. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically reviews its furniture and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Furniture and equipment to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
Patents and Licenses
     The Company seeks patent protection on all internally developed processes and products. All patent related costs are expensed to general and administrative expenses as incurred, as recoverability of such expenditures is uncertain.

Accrued Expenses
     The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of December 31, 2008 and 2007 consisted primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.
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
     The Company recorded the following revenues from collaborations for the years ended December 31:

	2008	2007	2006
U.S. Department of Health and Human Services	$21,779,745	$55,449,095	$—
Mundipharma	4,615,448	5,298,271	5,086,928
Roche	27,783,252	1,898,403	1,093,758
Shionogi	2,007,924	8,515,714	—
Other	375,000	76,418	31,250

Total	$56,561,369	$71,237,901	$6,211,936

     Revenues from the contract with HHS for the year ended December 31, 2008 are shown net of a provision for costs and fees of $4,918,849 (or $0.13 per share), of which $4,567,604 relates to revenues recognized in the three months ended March 31, 2008 and $351,245 relates to revenues recognized in 2007. These costs and fees are uncertain of recovery and related to the voluntarily terminated Phase III studies of the peramivir i.m. program.
Research and Development Expenses
     In accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs, the Company expenses research and development costs as incurred. Prior to January 1, 2008, the Company also expensed nonrefundable advance payments for goods and services received in connection with research and development activities. Effective January 1, 2008, the Company adopted the consensus in Emerging Issues Task Force Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities (“EITF Issue 07-3”). EITF 07-3 requires that these payments be deferred and recognized as an expense as the related goods are delivered or the related services are performed. The Company applied the new guidance to all advance payments made during 2008 for contracts executed after the effective date of this consensus. As a result, approximately $295,000 (or $0.01 per share) of advanced payments have been capitalized at December 31, 2008 that would have been expensed under the Company’s former accounting policy.
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
     The Company’s accounting for deferred sublicense payments related to revenues that have been deferred is based on the guidance in SAB No. 104, which states that the incremental direct costs incurred related to the acquisition or origination of a contract in a transaction that results in the deferral of revenue may either be expensed as incurred or accounted for in accordance with paragraph 4 of Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Costs (“FTB 90-1”). At December 31, 2008, the Company had deferred collaboration expenses of $3,377,434. These deferred expenses were sub-license payments, paid to the Company’s academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from the Company’s commercial partners and are being expensed in proportion to the related revenue being recognized. The Company believes that this accounting treatment appropriately matches expenses with the associated revenue.
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
     As of December 31, 2008, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Prior to January 1, 2006, the Company accounted for all share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and other related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. No stock-based compensation cost related to the Company’s employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006. Stock-based compensation expense of $5,860,654 ($5,545,458 of expense related to the Incentive Plan, $165,492 of expense related to the ESPP, and $149,704 of expense related to the inducement grant) was recognized during 2008, while $5,691,028 ($5,428,505 of expense related to the Incentive Plan, $150,245 of expense related to the ESPP, and $112,278 of expense related to the inducement grant) was recognized during 2007 and $3,338,761 ($3,243,751 of expense related to the Plan and $95,010 of expense related to the ESPP) was recognized during 2006.
     As of December 31, 2008, there was approximately $9,155,261 of total unrecognized compensation cost related to non-vested employee stock option awards and restricted stock awards granted by the Company. That cost is expected to be recognized as follows: $4,676,499 in 2009, $3,430,204 in 2010, $958,675 in 2011, and $89,883 in 2012.
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
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Examples include accrued clinical and preclinical expenses. Actual results could differ from those estimates.
Reclassifications
     Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 financial statement presentation. The changes had no effect on the results of operations previously reported.

Note 2 — Furniture and Equipment
     Furniture and equipment consisted of the following at December 31:

	2008	2007
Furniture and fixtures	$535,994	$491,827
Office equipment	1,126,282	907,389
Software	1,116,661	1,015,062
Laboratory equipment	6,973,158	6,361,495
Leased equipment	62,712	62,712
Leasehold improvements	6,100,516	5,082,554
Construction-in-progress	—	883,779

	15,915,323	14,804,818
Less accumulated depreciation and amortization	(11,034,848)	(9,510,739)

Furniture and equipment, net	$4,880,475	$5,294,079

Note 3 — Concentration of Credit and Market Risk
     The Company invests its excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within less than two years. The Company has not realized any significant losses from such investments.
     The Company’s raw materials, drug substances, and drug products are manufactured by a limited group of suppliers and some at a single facility. If any of these suppliers were unable to produce these items, this could significantly impact the Company’s supply of drugs for further preclinical testing and clinical trials.
Note 4 — Accrued Expenses
     Accrued expenses were comprised of the following at December 31:

	2008	2007
Accrued research and clinical expenses	$6,479,546	$1,675,665
Accrued professional fees	486,047	126,500
Stock purchase plan withholdings	138,237	167,365
Accrued bonus	1,011,739	756,534
Other	326,829	137,751

Accrued expenses	$8,442,398	$2,863,815

Note 5 — Lease Obligations and Other Contingencies
     The Company has the following lease obligations at December 31, 2008:

Operating
Leases
2009	$641,323
2010	575,246
2011	551,744
2012	560,383
2013	552,463
Thereafter	856,890

Total minimum payments	$3,738,049

     Rent expense for operating leases was $636,819, $575,538, and $566,524 in 2008, 2007, and 2006, respectively. The commitment for operating leases is primarily related to building leases in Birmingham, Alabama and Cary, North Carolina. The lease for the building in Birmingham, Alabama expires June 30, 2015. This lease, as amended effective August 7, 2007 for an increase in occupied space and lease term, currently requires monthly rents of

$40,273 in December 2008 and escalates annually to a minimum of $48,072 per month in the final year. The Company has an option to renew the Birmingham, Alabama lease for an additional five years at the current market rate on the date of termination. The lease for the building in Cary, North Carolina expires February 28, 2010. This lease, as amended effective August 9, 2007 for an increase in occupied space, currently requires monthly rents of $7,881 in December 2008 and escalates to a minimum of $8,118 per month in the final year. The Company has an option to twice renew the Cary, North Carolina lease for an additional three years at the current market rate prior to lease termination.
Note 6 — Income Taxes
     Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements. Tax years 2005-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2005 are also open to examination to the extent of loss and credit carryforwards from those years.
     As of December 31, 2008, the majority of the deferred tax assets relate to Net Operating Loss (“NOL”) carryforwards that can only be realized if the Company is profitable in future periods and it is uncertain whether the Company will realize any tax benefit related to the NOL carryforwards. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized.
     The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48 and as of December 31, 2008, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.
     The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	2008	2007	2006
Federal tax benefit at statutory rate on income before income taxes	$(8,656,050)	$(10,169,433)	$(15,266,249)
State tax benefit, net of federal income tax effect	(1,868,186)	(1,231,316)	(1,931,360)
Increase in valuation allowance	8,476,111	16,143,862	21,011,952
Permanent items (federal effect)	1,484,952	3,333,875	2,338,857
R&D credit	(1,242,788)	(9,214,625)	(6,561,953)
Expiration of net operating losses and credits	2,228,949	1,640,467	461,678
Other-net	(422,988)	(502,830)	(52,925)

Total tax expense	$—	$—	$—

     The Company has not had taxable income since incorporation and, therefore, has not paid any income taxes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2008	2007
Deferred tax assets:
Net operating losses	$68,863,295	$61,544,215
General business credits	32,972,811	32,067,935
Fixed assets	1,101,002	845,621
Accrued expenses	813,383	433,093
Deferred revenue	8,097,958	9,827,259
Stock-based compensation	3,079,952	1,734,167

Total deferred tax assets	114,928,401	106,452,290
Total deferred tax liabilities	—	—

	2008	2007
Net deferred tax asset	114,928,401	106,452,290
Valuation allowance	(114,928,401)	(106,452,290)

Net deferred tax assets	$—	$—

     As of December 31, 2008, the Company had net operating loss and research and development credit carryforwards of approximately $175,589,000 and $32,973,000 respectively, which expire at various dates from 2009 through 2027.
Note 7 — Stockholders’ Equity
     On August 6, 2007, the Company entered into a Stock and Warrant Purchase Agreement with a group of existing stockholders for the private placement of 8,315,513 shares of the Company’s common stock at a purchase price of $7.80 per share and warrants to purchase 3,159,895 shares of the Company’s common stock at a purchase price of $0.125 per warrant. The aggregate proceeds from the sale were approximately $65.3 million. The exercise price of the warrants is $10.25 per share. The participants in the transaction include funds managed by Baker Brothers Investments, Kleiner Perkins Caufield & Byers, EHS Holdings, OrbiMed Advisors, Texas Pacific Group Ventures, and Stephens Investment Management, all of whom are current shareholders in the Company. The Company has registered the shares and warrants under the Securities Act of 1933, as amended (“the Securities Act”), for resale.
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
     In June 2002, the Company’s Board of Directors adopted a stockholder rights plan and, pursuant thereto, issued preferred stock purchase rights (“Rights”) to the holders of our common stock. The Rights have certain anti-takeover effects. If triggered, the Rights would cause substantial dilution to a person or group of persons who acquires more than 15% (19.9% for William W. Featheringill, a Director who owned approximately 10.1% as of August 15, 2007, but owned more than 15% at the time the Rights were put in place) of our common stock on terms not approved by the board of directors. In August 2007, this plan was amended for a transaction involving funds managed by or affiliated with Baker Brother Investments such that they could purchase up to 25% without triggering the Rights. After closing of our August 2007 private placement, such group owns approximately 19.0% of our stock. The rights are not exercisable until the distribution date, as defined in the Rights Agreement by and between the Company and American Stock Transfer & Trust Company, as Rights Agent. The Rights will expire at the close of business on June 24, 2012, unless that final expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company.
     Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock (“Series B”), par value $0.001 per share, at a purchase price of $26.00, subject to adjustment. Shares of Series B purchasable upon exercise of the Rights will not be redeemable. Each share of Series B will be entitled to a dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, each share of Series B will be entitled to a payment of 1,000 times the payment made per share of common stock. Each share of Series B will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation, or other transaction in which shares of common stock are exchanged, each share of Series B will be entitled to receive 1,000 times the amount received per share of common stock. Effective in December 2005, the Company increased the authorized shares available under these rights to 45,000 to match the authorized common shares of 45,000,000 at that time. In addition, the Board of Directors has the authority to issue up to 4,955,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of those shares without further vote or action by the Company’s stockholders.
Note 8 — Stock-Based Compensation
Stock Incentive Plan
     The Company grants stock option awards and restricted stock awards to its employees, directors, and consultants under the Stock Incentive Plan (“Incentive Plan”), as amended and restated in February 2008. The Incentive Plan was approved by the Company’s stockholders in May 2008. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. Stock option awards granted to non-employee directors of the Company generally vest over one year. All stock option awards have contractual terms of 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.
     Related activity under the Incentive Plan is as follows:

			Weighted
	Awards	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2005	443,047	3,241,351	$7.60
Plan amendment	1,500,000	—	—
Stock option awards granted	(1,222,154)	1,222,154	12.35
Stock option awards exercised	—	(411,076)	6.82
Stock option awards canceled	99,861	(99,861)	15.91

Balance December 31, 2006	820,754	3,952,568	8.94
Plan amendment	1,200,000	—	—
Stock option awards granted	(1,721,706)	1,721,706	9.51
Restricted stock awards granted	(50,000)	—	—
Stock option awards exercised	—	(308,037)	4.48
Stock option awards canceled	342,979	(342,979)	12.02

Balance December 31, 2007	592,027	5,023,258	9.20
Plan amendment	1,200,000	—	—
Stock option awards granted	(1,060,005)	1,060,005	3.38
Restricted stock awards granted	(76,536)	—	—
Stock option awards exercised	—	(146,470)	2.72
Stock option awards canceled	459,144	(459,144)	8.53

Balance December 31, 2008	1,114,630	5,477,649	8.30

     For stock option awards granted under the Incentive Plan during 2008, 2007, and 2006, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during 2008, 2007, and 2006 was $2.16, $6.16 and $8.64, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following explanations describe the assumptions used by the Company to value the stock option awards granted during 2008. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted under the
Incentive Plan

	2008	2007	2006
Expected Life	5.5	5.7	5.9
Expected Volatility	78.4%	74.5%	82.6%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	2.8%	4.6%	5.0%
     The total intrinsic value of stock option awards exercised under the Incentive Plan was $223,369 during 2008, $1,347,010 during 2007, and $4,697,366 during 2006. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of stock option awards exercised) received by all individuals who exercised stock option awards during the period.

     The following table summarizes, at December 31, 2008, by price range: (1) for stock option awards outstanding under the Incentive Plan, the number of stock option awards outstanding, their weighted average remaining life and their weighted average exercise price; and (2) for stock option awards exercisable under the Plan, the number of stock option awards exercisable and their weighted average exercise price:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range	Number	Life	Price	Number	Price
$0 to 3	496,233	6.4	$1.82	278,400	$1.27
3 to 6	1,298,702	7.3	3.67	628,840	4.06
6 to 9	1,710,911	6.2	8.02	1,194,362	8.16
9 to 12	893,163	8.1	11.37	413,673	11.34
12 to 15	850,231	7.1	12.55	599,831	12.52
15 to 18	5,771	6.3	15.74	5,416	15.72
18 to 21	3,998	3.5	19.27	3,456	19.32
21 to 24	199,020	0.9	22.84	199,020	22.84
24 to 27	13,620	1.3	25.75	13,620	25.75
27 to 30	6,000	1.4	29.29	6,000	29.29

$0 to 30	5,477,649	6.7	8.30	3,342,618	9.00

     The weighted average remaining contractual life of stock option awards exercisable under the Incentive Plan at December 31, 2008 was 5.5 years.
     The aggregate intrinsic value of stock option awards outstanding and exercisable under the Incentive Plan at December 31, 2008 was $89,016. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money stock option awards) that would have been received by all stock option award holders under the Incentive Plan had they exercised their stock option awards at the end of the year.
     The total fair value of the stock option awards vested under the Incentive Plan was $6,928,011 during 2008, $5,613,761 during 2007, and $2,473,986 during 2006.
     As of December 31, 2008, the number of stock option awards vested and expected to vest under the Incentive Plan is 5,047,571. The weighted average exercise price of these stock option awards is $8.28 and their weighted average remaining contractual life is 6.8 years.
     During 2007, the Company granted 50,000 restricted stock awards under the Incentive Plan with a grant date fair value of $11.81. During the second quarter of 2008, the Company also granted 76,536 restricted stock awards under the Incentive Plan with a grant date fair value of $3.12. None of the restricted stock awards granted under the Incentive Plan have vested as of December 31, 2008.
Employee Stock Purchase Plan
     The ESPP was originally approved by the Company’s stockholders in May 1995 and the most recent amendment was approved in May 2008. The Company has reserved a total of 600,000 shares of common stock to be purchased under the ESPP, of which 179,851 shares remain available for purchase at December 31, 2008. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year.
     There were 84,907, 34,855, and 25,988 shares of common stock purchased under the ESPP in 2008, 2007, and 2006, respectively, at a weighted average price per share of $3.15, $7.74, and $7.36, respectively. Expense of $165,492, $150,245, and $95,010 related to the ESPP was recognized during 2008, 2007, and 2006, respectively. For all periods, expense was determined using a Black-Scholes option pricing model. The weighted average grant date fair values of shares granted under the ESPP during 2008, 2007, and 2006 were $1.34, $2.98, and $4.57, respectively.
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
     For the stock option awards granted under the inducement grant, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the following assumptions: expected life of 5.7 years, expected volatility of 72.9%, expected dividend yield of 0.0%, and risk-free interest rate of 4.6%. The weighted average grant date fair value of these stock option awards was $5.25. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
     The exercise price of the stock option awards and the grant date fair value of the restricted stock awards granted under the inducement grant was $8.20. As of December 31, 2008, 4,166 of these restricted stock awards have vested.
Note 9 — Employee Benefit Plans
     In January 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $418,215, $330,559, and $252,735 in 2008, 2007, and 2006, respectively.
Note 10 — Collaborative and Other Research and Development Contracts
     Shionogi & Co., Ltd. (“Shionogi”). In March 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize the Company’s lead influenza neuraminidase inhibitor, peramivir, in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan in exchange for a $14 million up-front payment. The license provides for potential future milestone event payments (up to $21 million) and commercial event milestone payments (up to $95 million) in addition to double digit (between 10 and 20% range) royalty payments on product sales of peramivir. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. Shionogi will be responsible for all development, regulatory and marketing costs in Japan. The term of the agreement is from February 28, 2007 until terminated by either party in accordance with the license agreement. Either party may terminate in the event of an uncured breach. Shionogi has the right of without cause termination. In the event of termination all license and rights granted to Shionogi shall terminate and shall revert back to the Company. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on the upfront payment and any future event payments and/or royalties received by the Company from Shionogi. In October 2008, the Company and Shionogi amended the license agreement to expand the territory covered by the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase III clinical trial in Hong Kong. In December, 2008 Shionogi initiated its phase III trial. BioCryst retains all rights to commercialize peramivir in North America, Europe, and other countries outside of Japan, Taiwan, and Korea. In accordance with SAB No. 104 and EITF Issue 00-21, the Company deferred the $14 million up-front payment that was received from Shionogi. This deferred revenue began to be amortized to revenue in April 2007 and will continue through December 2018. In December 2007, the Company received a $7 million milestone payment from Shionogi for their initiation of a Phase II clinical trial with i.v. peramivir.
     U.S. Department of Health and Human Services (“HHS”). In January 2007, the Company was awarded a four-year contract from HHS to develop its influenza neuraminidase inhibitor, peramivir, for the treatment of seasonal and life-threatening influenza, including avian flu. The contract commits $102.6 million to support manufacturing, process validation, clinical studies, and other product approval requirements for peramivir. The contract with HHS is defined as a standard cost-plus-fixed-fee contract. That is, the Company is entitled to receive reimbursement for all costs incurred in accordance with the contract provisions that are related to the development of peramivir plus a fixed fee, or profit. HHS will make periodic assessments of progress and the continuation of the contract is based on the Company’s performance, timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate this contract. The contract is terminable by the government at any time for breach or without cause.
     In January 2008, the Company announced that the development plan for peramivir had changed and that it would no longer pursue the Phase III i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses than used in previous studies. Also in January 2008, the Company announced that the program would cost in excess of the $102.6 million contract and that any funding above the $102.6 million may be the responsibility of the Company. Since then, HHS and the Company have been working in collaboration through various contract modifications to maximize resources by stopping work on some projects (e.g. the Phase III i.m. program) and capping expenditures on other projects in order to maximize remaining funds. HHS and the Company executed a contract modification that fully funds the Company through the completion of both the phase II studies in outpatients treated with intramuscular peramivir, the phase II study in hospitalized patients with intravenous peramivir, and certain manufacturing and toxicology components of the program. The modification also allows the Company and HHS to agree on additional development activities for peramivir within the confirmed $102.6 million funding. All temporary restraints, effected through a stop work order, have now been removed. Following completion of the phase II studies, we expect to continue the dialogue with HHS regarding additional funding beyond the $102.6 million for peramivir development through U.S. licensure. The original contract of $102.6 million and the four year term remain unchanged.
     Green Cross Corporation (“Green Cross”). In June 2006, the Company entered into an agreement with Green Cross to develop and commercialize peramivir in Korea. Under the terms of the agreement, Green Cross will be responsible for all development, regulatory, and commercialization costs in Korea. The Company received a one-time license fee of $250,000. The agreement also provides for relatively insignificant future milestone payments. The license also provides that the Company will share in profits resulting from the sale of peramivir in Korea, including the sale of peramivir to the Korean government for stockpiling purposes. Furthermore, Green Cross will pay the Company a premium over its cost to supply peramivir for development and any future marketing of peramivir products in Korea. Both parties have the right to terminate in the event of an uncured material breach. In the event of termination all rights, data, materials, products and other information would be transferred to the Company. In accordance with SAB No. 104 and EITF Issue 00-21, the Company deferred the up-front payment that was received from Green Cross. This deferred revenue began to be amortized to revenue August 2006 and will continue through November 2009.
     Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of the Company’s lead PNP inhibitor, forodesine HCl, for use in oncology. Under the terms of the agreement, Mundipharma obtained rights to forodesine HCl in markets across Europe, Asia, and Australasia in exchange for a $10 million up-front payment. Mundipharma will share 50% of the documented out of pocket development costs incurred by the Company in respect of the current and planned trials as of the effective date of the agreement, provided that Mundipharma’s maximum contribution to these trials shall be $10 million. The Company has incurred approximately $21.9 million of costs related to these trials since inception of the agreement (approximately $7.5 million of these costs were incurred during 2008). In addition, Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15 million. The license provides for possibility of future event payments totaling $155 million for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, the agreement provides that the Company will receive royalties (ranging from single digits to mid teens) based on a percentage of net product sales, which varies depending upon when certain indications receive NDA approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. The Company licensed forodesine HCl and other PNP inhibitors from AECOM and IRL and will owe sublicense payments to these third parties on the upfront payment, event payments, and royalties received by the Company from Mundipharma.
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
     The Company is currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine HCL. Notwithstanding, the Company does not believe that it is responsible for any of the disputed amounts. The Company is engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to the Company is estimated to be approximately $2.5 million. Because of the preliminary nature of the discussions, no amounts have been accrued as of December 31, 2008.
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
     In 2005, the Company recorded deferred revenue of $30 million related to the Roche collaboration in accordance with SAB No. 104 and EITF Issue 00-21. This deferred revenue began to be amortized to revenue in October 2006, when the IND was transferred to Roche, and was to continue through August 2023, which is the date of expiration for the last-to-expire patent covered by the agreement. However, in May 2008 the Company received notice that Roche was exercising the “no cause” termination right under the license agreement for BCX-4208. Upon termination during the fourth quarter of 2008, the Company recognized the remaining deferred revenue and deferred expense related to the license agreement, which was $26.5 million and $8.2 million, respectively.
     Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd.(“AECOM” and “IRL” respectively). In June 2000, the Company licensed a series of potent inhibitors of PNP from AECOM and IRL. The lead drug candidates from this collaboration are Forodesine HCl™ and BCX-4208. The Company has obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, drug candidates that might arise from research on these inhibitors. The Company has the option to expand the Agreement to include other inventions in the field made by the investigators or employees of AECOM and IRL. The Company has agreed to use commercially reasonable efforts to develop these drugs. In addition, the Company has agreed to pay certain milestone payments for each licensed product (which range in the aggregate from $1.4 million to almost $4 million per indication) for future development of these inhibitors, single digit royalties on net sales of any resulting product made by the Company, and to share approximately one quarter of future payments received from other third-party partners, if any. In addition, the Company has agreed to pay annual license fees, which can range from $150,000 to $500,000, that are creditable against actual royalties and other payments due to AECOM and IRL. This agreement may be terminated by the Company at any time by giving 60 days advance notice or in the event of material uncured breach by AECOM and IRL.
     The University of Alabama at Birmingham (“UAB”). The Company currently has agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for the Company in return for research payments and license fees. UAB has granted the Company certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with the Company. The Company has agreed to pay single digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. The Company has completed the research under the UAB agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by the Company upon three months notice and by UAB under certain circumstances. Upon termination both parties shall cease using the other parties proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between the Company and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi and Green Cross agreements, or commercialize products related to these programs, we will owe sublicense fees or royalties on amounts we receive.
     Emory University (“Emory”). In June 2000, the Company licensed intellectual property from Emory related to the hepatitis C polymerase target associated with hepatitis C viral infections. Under the original terms of the agreement, the research investigators from Emory provided the Company with materials and technical insight into the target. The Company has agreed to pay Emory single digit royalties on sales of any resulting product and to share in future payments received from other third party partners, if any. The Company can terminate this agreement at any time by giving 90 days advance notice. Upon termination, the Company would cease using the licensed technology.
Note 11 — Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“Statement No. 162”). Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. Statement No. 162 was effective in November 2008 and had no impact on the Company’s financial statements.
     In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (“Statement No. 160”). Statement No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any non-controlling equity; and requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the non-controlling owners. Statement No. 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, this statement will have on its financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“Statement No. 141R”). In Statement No. 141R, the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Statement No. 141R is effective for annual periods beginning on or after December 15, 2008. The Company has not yet determined the impact, if any, that Statement No. 141R will have on its financial statements.
     In November 2007, a final consensus was reached on Emerging Issues Task Force Issue 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF Issue 07-1”). EITF Issue 07-1 will require the Company to disclose the nature and purpose of its collaborative arrangements in its annual financial statements, its rights and obligations under the collaborative arrangements, the stage of the underlying endeavors’ life cycle, the Company’s accounting policies for the arrangements and the income statement classification and amount of significant financial statement amounts related to the collaborative arrangements. EITF Issue 07-1 will be effective for fiscal years beginning after December 15, 2008 and will require the Company to apply it as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date. The Company is currently assessing the impact of EITF 07-1 on its financial statements.
Note 12 — Quarterly Financial Information (Unaudited) (In thousands, except per share)

	First	Second	Third	Fourth
2008 Quarters
Revenues	$10,768	$2,659	$8,894	$34,240
Net (loss) income	(13,098)	(12,709)	(8,995)	10,070
Net (loss) income per share	(.34)	(.33)	(.24)	.26
2007 Quarters
Revenues	$9,159	$13,444	$20,463	$28,172
Net loss	(8,825)	(6,963)	(10,984)	(2,284)
Net loss per share	(.30)	(.24)	(.32)	(.06)
     Net loss per share each year may differ from the total of the individual quarters due to rounding.

Report of Independent Registered Public Accounting Firm on Financial Statements
The Board of Directors and Shareholders
BioCryst Pharmaceuticals, Inc.
     We have audited the accompanying balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCryst Pharmaceuticals, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Birmingham, Alabama
March 6, 2009

Report of Independent Registered Public Accounting Firm on Internal Control
The Board of Directors and Shareholders
BioCryst Pharmaceuticals, Inc.
We have audited BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BioCryst Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, BioCryst Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of BioCryst Pharmaceuticals, Inc. and our report dated March 6, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Birmingham, Alabama
March 6, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner under the Exchange Act of 1934. We carried out an evaluation as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act,, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15 under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective. The Company believes that its disclosure controls and procedures will ensure that information required to be disclosed in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.
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
     In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
     Based on this assessment, management has concluded that as of December 31, 2008, our internal control over financial reporting was effective. Management believes our internal control over financial reporting will provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on page 70 of this annual report.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this item is set forth under the captions “Items to be Voted on — 1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
     The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this item is set forth under the caption “Items to be Voted on — 2. Ratification of Appointment of Independent Registered Public Accountants” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.
(b) Exhibits. See Index of Exhibits.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2009.

BIOCRYST PHARMACEUTICALS, INC.
By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2009:

Signature	Title(s)

/s/ Jon P. Stonehouse (Jon P. Stonehouse)	President, Chief Executive Officer and Director

/s/ Stuart Grant (Stuart Grant)	Senior Vice President and Chief Financial Officer and Treasurer

/s/ J. Michael Mills (J. Michael Mills)	Controller and Principal Accounting Officer

/s/ Stephen R. Biggar (Stephen R. Biggar, M.D., Ph.D.)	Director

(Stanley C. Erck)	Director

/s/ William W. Featheringill (William W. Featheringill)	Director

(John L. Higgins)	Director

/s/ Zola P. Horovitz (Zola P. Horovitz, Ph.D.)	Director

/s/ Beth C. Seidenberg (Beth C. Seidenberg, M.D.)	Director

/s/ Randolph C. Steer (Randolph C. Steer, M.D., Ph.D.)	Director

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed June 17, 2002.

4.2	Amendment to Rights Agreement, dated as of August 5, 2007. Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q filed August 9, 2007.

10.1&	Stock Incentive Plan, as amended and restated effective February 28, 2008. Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed April 16, 2008.

10.2&	Employee Stock Purchase Plan, as amended and restated effective February 28, 2008. Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement, filed April 16, 2008.

10.3&	Retention Bonus Agreement between BioCryst Pharmaceuticals, Inc. and Stuart Grant dated May 21, 2008. Incorporated by reference to Exhibit 10.25 of the Company’s Form 10-Q filed August 8, 2008.

10.4&	Retention Bonus Agreement between BioCryst Pharmaceuticals, Inc. and David McCullough dated May 21, 2008. Incorporated by reference to Exhibit 10.26 of the Company’s Form 10-Q filed August 8, 2008.

10.5&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan dated June 12, 2008. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-Q filed August 8, 2008.

10.6&	Consulting Agreement between BioCryst Pharmaceuticals, Inc. and J. Claude Bennett, M.D. dated June 13, 2008. Incorporated by reference to Exhibit 10.28 of the Company’s Form 10-Q filed August 8, 2008.

10.7#	Agreement dated January 3, 2007, between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, as amended by Amendment number 1 dated January 3, 2007 and Amendment number 2 dated May 11, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2007.

10.8	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, dated October 2, 2007. Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed March 4, 2008.

10.9	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated April 3, 2008. Incorporated by reference to Exhibit 10.29 of the Company’s Form 10-Q filed August 8, 2008.

10.10	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated July 2, 2008. Incorporated by reference to Exhibit 10.30 of the Company’s Form 10-Q filed August 8, 2008.

10.11	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated August 18, 2008. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 7, 2008.

(10.12)	Amendment #7 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated November 17, 2008.

Number	Description

10.13&	Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed March 4, 2008.

10.14&	Executive Relocation Policy. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed March 4, 2008.

10.15&	Amendment to Employment Letter Agreement for Stuart Grant Dated July 23, 2007. Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K filed March 4, 2008.

10.16&	Form of Notice of Grant of Non-Employee Director Automatic Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed March 4, 2008.

10.17&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K filed March 4, 2008.

10.18#	License, Development and Commercialization Agreement dated as of February 28, 2007, by and between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007.

(10.19*)	First Amendment to License, Development and Commercialization Agreement, effective as of September 30, 2008, between the Company and Shionogi & Co., Ltd.

10.20&	Employment Letter Agreement dated April 2, 2007, by and between the Company and David McCullough. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 10, 2007.

10.21&	Amended and Restated Employment Letter Agreement dated February 14, 2007, by and between the Company and Jon P. Stonehouse. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2006, filed March 14, 2007.

10.22	Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 filed August 8, 2000.

10.23	Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 9, 2007.

10.24	Stock and Warrant Purchase Agreement dated as of August 6, 2007, by and among BioCryst Pharmaceuticals, Inc. and each of the Investors identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed August 7, 2007.

10.25&	Employment letter agreement between BioCryst Pharmaceuticals, Inc. and Stuart Grant dated July 23, 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 26, 2007.

10.26	Stock Purchase Agreement, dated as of February 17, 2005, by and among BioCryst Pharmaceuticals, Inc., Baker Bros. Investments, L.P., Baker Biotech Fund II, L.P., Baker Bros. Investments II, L.P., Baker Biotech Fund II (Z), L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund I, L.P., Baker Biotech Fund III (Z), L.P. and 14159, L.P. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 17, 2005.

10.27#	Development and License Agreement dated as of February 1, 2006, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Holdings Limited (Portions omitted pursuant to request for confidential treatment.) Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed May 2, 2006.

10.28#	License Agreement dated as of June 27, 2000, by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., as amended by the First Amendment Agreement dated as of July 26, 2002 and the Second Amendment Agreement dated as of April 15, 2005. (Portions omitted pursuant to request for confidential treatment.) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2005.

Number	Description

10.29#	Development and License Agreement dated as of November 29, 2005, by and between BioCryst Pharmaceuticals, Inc. and F.Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Portions omitted pursuant to request for confidential treatment.) Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed December 22, 2005.

10.30	Stock Purchase Agreement, dated as of December 14, 2005, by and among BioCryst Pharmaceuticals, Inc., Kleiner Perkins Caufield & Byers, Texas Pacific Group Ventures and KPTV, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed December 16, 2005.

10.31	Nomination and Observer Agreement, dated as of December 16, 2005, by and between BioCryst Pharmaceuticals, Inc. and Kleiner Perkins Caufield & Byers. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 16, 2005.

(10.32&)	Severance Agreement and General Release between Michael Darwin and BioCryst Pharmaceuticals, Inc., dated December 31, 2008.

(23)	Consent of Ernst & Young, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested.

#	Confidential treatment granted.

&	Management contracts.

( )	Filed herewith.