Form 10-Q
period 2009-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2009-05-08
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
Commission File Number 000-23186
BIOCRYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	62-1413174
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2190 Parkway Lake Drive; Birmingham, Alabama 35244
(Address of principal executive offices) (Zip Code)
(205) 444-4600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of April 24, 2009 was 38,331,303.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
March 31, 2009 and December 31, 2008
(In thousands, except per share data)

	2009	2008
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$16,305	$22,342
Marketable securities	37,909	39,186
Receivables from collaborations	9,847	11,982
Prepaid expenses and other current assets	692	1,137
Deferred collaboration expense	376	377

Total current assets	65,129	75,024

Marketable securities	—	1,786
Furniture and equipment, net	4,566	4,881
Deferred collaboration expense	2,907	3,001

Total assets	$72,602	$84,692

Liabilities and Stockholders’ Equity
Accounts payable	$4,185	$5,266
Accrued expenses	6,010	8,443
Accrued vacation	780	794
Deferred rent	40	40
Deferred revenue	2,547	2,565

Total current liabilities	13,562	17,108

Deferred rent	210	220
Deferred revenue	20,313	20,938

Stockholders’ equity:
Preferred stock: shares authorized – 5,000 Series B Junior Participating Preferred Stock, $.001 par value; shares authorized – 45; shares issued and outstanding – none	—	—
Common stock, $.01 par value: shares authorized – 95,000; shares issued and outstanding – 38,331 in 2009 and 38,275 in 2008	383	383
Additional paid-in capital	296,626	295,208
Accumulated other comprehensive income	68	103
Accumulated deficit	(258,560)	(249,268)

Total stockholders’ equity	38,517	46,426

Total liabilities and stockholders’ equity	$72,602	$84,692

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	2009	2008
Revenues
Collaborative and other research and development	$4,359	$10,768

Expenses
Research and development	11,289	21,898
General and administrative	2,457	2,886

Total expenses	13,746	24,784

Loss from operations	(9,387)	(14,016)

Interest and other income	95	918

Net loss	$(9,292)	$(13,098)

Basic and diluted net loss per common share	$(0.24)	$(0.34)

Weighted average shares outstanding	38,204	38,059
See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
Operating activities
Net loss	$(9,292)	$(13,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410	372
Stock-based compensation expense	1,328	1,593
Changes in operating assets and liabilities:
Receivables from collaborations	2,135	10,549
Prepaid expenses and other current assets	445	(1,251)
Deferred collaboration expense	95	225
Accounts payable and accrued expenses	(3,528)	(2,311)
Deferred rent	(10)	290
Deferred revenue	(643)	(870)

Net cash used in operating activities	(9,060)	(4,501)

Investing activities
Acquisitions of furniture and equipment	(95)	(164)
Purchases of marketable securities	–	(16,611)
Sales and maturities of marketable securities	3,028	17,521

Net cash provided by investing activities	2,933	746

Financing activities
Exercise of stock options	—	144
Employee stock purchase plan sales	90	331

Net cash provided by financing activities	90	475

Decrease in cash and cash equivalents	(6,037)	(3,280)
Cash and cash equivalents at beginning of period	22,342	31,155

Cash and cash equivalents at end of period	$16,305	$27,875

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Note 1 — Significant Accounting Policies
Basis of Presentation
     The balance sheet as of March 31, 2009, the statements of operations for the three months ended March 31, 2009 and 2008, and the statements of cash flows for the three months ended March 31, 2009 and 2008 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. There were no adjustments other than normal recurring adjustments.
     These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2008 and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2008 has been derived from the audited financial statements included in the Company’s most recent Annual Report on Form 10-K.
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
     At March 31, 2009, the Company had approximately $37,909,000 of marketable securities, all of which were classified as available-for-sale. These securities consisted of U.S. Treasury bills and notes carried at estimated fair values. The estimated fair value of these securities was based on independent quoted market prices and represents the highest priority of Level 1 in the fair value hierarchy as defined in Statement of Financial Accounting Standards No. 157, Fair Value Measurements. The following table summarizes by year the scheduled maturity for the securities available-for-sale at March 31, 2009 and includes accrued interest of approximately $35,000. Amounts are in thousands.

2009	$36,140
2010	1,769

$37,909

     At March 31, 2009, the amortized cost of securities available-for-sale, including accrued interest, was approximately $37,841,000. At March 31, 2009, gross unrealized gains on securities available-for-sale were approximately $68,000. There were no gross unrealized losses on securities available-for-sale at March 31, 2009.
Receivables from Collaborations
     Receivables are recorded for amounts due to the Company related to reimbursable research and development costs and event payments. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At March 31, 2009, the Company had the following receivables from collaborations. Amounts are in thousands.

	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$3,142	$6,616	$9,758
Mundipharma International Holdings Limited	—	89	89

Total	$3,142	$6,705	$9,847

     Unbilled receivables from the U.S. Department of Health and Human Services (“HHS”) are net of a reserve for costs and fees of $4,919,000 at March 31, 2009 that are uncertain of recovery and related to the voluntarily terminated Phase 3 studies of the peramivir intramuscular (“i.m.”) program. The Company is in discussions with HHS regarding the reimbursement of these costs and fees. To the extent that any additional recoveries are realized or become probable of realization, the reserve will be adjusted in a future period(s). Any such adjustments could have a material impact on future operating results.
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
Accrued Expenses
     The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of March 31, 2009 consisted primarily of development and clinical trial expenses payable to contract research organizations (“CROs”) in connection with the Company’s research and development programs.
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

Accumulated Other Comprehensive Income
     Accumulated other comprehensive income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had approximately $68,000 of unrealized gains on its securities available-for-sale that are included in accumulated other comprehensive income at March 31, 2009.
     Other comprehensive loss for the three months ended March 31, 2009 and 2008 appear in the following table. Amounts are in thousands.

	2009	2008
Net loss	$(9,292)	$(13,098)
Unrealized (loss) gain on securities available-for-sale	(35)	348

Other comprehensive loss	$(9,327)	$(12,750)

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
     Royalty revenue is recognized based on estimates of royalties earned during the applicable period and adjusted for differences between the estimated and actual royalties in the following period. If royalties cannot be reasonably estimated, revenue is recognized upon receipt of royalty statements from the licensee. The Company has not received any royalties from the sale of licensed pharmaceutical products.
     The Company recorded the following revenues from collaborations for the three months ended March 31, 2009 and 2008. Amounts are in thousands.

	2009	2008
U.S. Department of Health and Human Services	$3,658	$9,242
Shionogi	309	349
Mundipharma	373	715
Roche	—	443
Other	19	19

Total	$4,359	$10,768

Research and Development Expenses
     The Company records expenses in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs (“Statement No. 2”), and Emerging Issues Task Force Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities (“EITF Issue 07-3”). Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by clinical research organizations (“CROs”), materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. Most of the Company’s manufacturing and clinical and preclinical studies are performed by third-party CROs. Costs for studies performed by CROs are accrued by the Company over the service periods specified in the contracts and estimates are adjusted, if required, based upon the Company’s on-going review of the level of services actually performed.
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
     The Company’s accounting for deferred sublicense payments related to revenues that have been deferred is based on the guidance in SAB No. 104, which states that the incremental direct costs incurred related to the acquisition or origination of a contract in a transaction that results in the deferral of revenue may either be expensed as incurred or accounted for in accordance with paragraph 4 of Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Costs (“FTB 90-1”). At March 31, 2009, the Company had deferred collaboration expenses of approximately $3,283,000. These deferred expenses were sub-license payments, paid to the Company’s academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from the Company’s commercial partners and are being expensed in proportion to the related revenue being recognized. The Company believes that this accounting treatment appropriately matches expenses with the associated revenue.
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
     As of March 31, 2009, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”), each as amended and restated in February 2008 and approved by the Company’s stockholders in May 2008. In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Stock-based compensation expense of approximately $1,328,000 ($1,250,000 of expense related to the Incentive Plan, $40,000 of expense related to the ESPP, and $38,000 of expense related to the inducement grant) was recognized during the first three months of 2009, while approximately $1,593,000 ($1,516,000 of expense related to the Incentive Plan, $39,000 of expense related to the ESPP, and $38,000 of expense related to the inducement grant) was recognized during the first three months of 2008.
     As of March 31, 2009, there was approximately $8,590,000 of total unrecognized compensation cost related to non-vested stock option awards and stock awards granted by the Company. That cost is expected to be recognized as follows: $3,597,000 in the remainder of 2009, $3,510,000 in 2010, $1,136,000 in 2011, $310,000 in 2012, and $37,000 in 2013.
     Statement No. 123R also requires that the benefits from tax deductions in excess of recognized compensation cost should be reported as a financing cash flow rather than as an operating cash flow. The Company has never recognized any benefits from such tax deductions, as the Company has always maintained a loss position.

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
Note 2 — Stock-Based Compensation
Stock Incentive Plan
     The Company grants stock option awards and restricted stock awards to its employees, directors, and consultants of the Company under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. Stock option awards granted to non-employee directors of the Company generally vest over one year. All stock option awards have contractual terms of 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.
     Related activity under the Incentive Plan is as follows:

			Weighted
	Awards	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2008	1,114,630	5,477,649	$8.30
Stock option awards granted	(1,216,400)	1,216,400	1.20
Stock option awards exercised	—	—	—
Stock option awards canceled	266,602	(266,602)	7.56

Balance March 31, 2009	164,832	6,427,447	6.99

     For stock option awards granted under the Incentive Plan during the first three months of 2009 and 2008, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during the first three months of 2009 and 2008 was $0.90 and $2.32, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following summarizes the key assumptions used by the Company to value the stock option awards granted during the first three months of 2009 and 2008. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted to
Employees and Directors under the Incentive Plan

	2009		2008
Expected Life in Years	5.6		5.5
Expected Volatility Expected Dividend Yield	103.2 0.0	% %	78.7 0.0	% %
Risk-Free Interest Rate	2.1%		2.6%

     During 2007, the Company granted 50,000 restricted stock awards under the Incentive Plan with a grant date fair value of $11.81. During the first quarter of 2009, 25,000 of these restricted stock awards vested. The remainder of these restricted stock awards will vest during the first quarter of 2011.
     During the second quarter of 2008, the Company also granted 76,536 restricted stock awards under the Incentive Plan with a grant date fair value of $3.12. All of these restricted stock awards will vest on December 31, 2009.
Employee Stock Purchase Plan
     The Company has reserved a total of 600,000 shares of common stock to be purchased under the ESPP, of which 123,715 shares remain available for purchase at March 31, 2009. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. The Company issued 56,136 shares during the first three months of 2009 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.
Stock Inducement Grant
     In March 2007, the Company’s Board of Directors approved a stock inducement grant of 110,000 stock option awards and 10,000 restricted stock awards to recruit a new employee to a key position within the Company. The stock option awards were granted in April 2007 with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The stock option awards have contractual terms of 10 years. The vesting exercise provisions of both the stock option awards and the restricted stock awards granted under the inducement grant are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the respective agreements. The weighted average grant date fair value of these stock option awards was $5.25. The exercise price of the stock option awards and the grant date fair value of the restricted stock awards granted under the inducement grant was $8.20. As of March 31, 2009, 4,791 shares granted under the restricted stock awards have vested.
Note 3 — Collaborative Agreements
     U.S. Department of Health and Human Services. In January 2007, the Company was awarded a four-year contract from HHS to develop its influenza neuraminidase inhibitor, peramivir, for the treatment of seasonal and life-threatening influenza. The contract commits $102.6 million to support manufacturing, process validation, clinical studies, and other product approval requirements for peramivir. The contract with HHS is defined as a cost-plus-fixed-fee contract. That is, the Company is entitled to receive reimbursement for all reasonable and allowable costs incurred in accordance with the contract provisions that are related to the development of peramivir plus a fixed fee, or profit. HHS will make periodic assessments of progress and the continuation of the contract is based on the Company’s performance, timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate this contract. The contract is terminable by the government at any time for breach or without cause.
     In January 2008, the Company announced that the development plan for peramivir had changed and that it would no longer pursue the Phase 3 i.m. program in peramivir in that particular influenza season, but would move forward in evaluating higher doses than used in previous studies. Also in January 2008, the Company announced that the program would cost in excess of the $102.6 million contract and that any funding above the $102.6 million may be the responsibility of the Company. Since then, HHS and the Company have been working in collaboration through various contract modifications to maximize resources by stopping work on some projects (e.g. the Phase 3 i.m. program) and capping expenditures on other projects in order to maximize remaining funds. HHS and the Company executed a contract modification that fully funds the Company through the completion of both the Phase 2 studies in outpatients treated with i.m. peramivir, the Phase 2 study in hospitalized patients with intravenous (“i.v.”) peramivir, and certain manufacturing and toxicology components of the program. The modification also allows the Company and HHS to agree on additional development activities for peramivir within the confirmed $102.6 million funding. All temporary restraints, effected through a stop work order, have now been removed.
     Based on recent discussions with the U.S. Department of Health and Human Services/Biomedical Advanced Research and Development Authority, the Company announced in May 2009 that it was preparing a portion of its inventory of finished peramivir for addition to the U.S. Centers for Disease Control and Prevention Strategic National Stockpile. This inventory is sufficient for the treatment of approximately one thousand patients and will be delivered in the event that the government so instructs. Intravenous (i.v.) peramivir is currently undergoing a pre-emergency use authorization (“EUA”) review. Government agencies are considering the future option of providing peramivir through an EUA in the event of a severe influenza outbreak with significant hospitalizations. The Company is advancing the clinical development of i.v. peramivir under the terms of the original $102.6 million, four-year contract from HHS. The Company continues its dialogue with HHS regarding additional funding beyond the $102.6 million for peramivir development through U.S. licensure.
     Also in May 2009, the Company also announced preliminary results from its Phase 2 study of i.m. peramivir for the treatment of seasonal influenza. While the study demonstrated a numerical trend in its primary endpoint of improvement in the median time to alleviation of symptoms in subjects with confirmed, acute, uncomplicated influenza infection versus placebo, the difference between the two study groups was not statistically significant. The Company is not planning additional development of i.m. peramivir at this time; instead, its current efforts are focused on development of the i.v. formulation.
     Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of the Company’s lead PNP inhibitor, forodesine, for use in oncology. Under the terms of the agreement, Mundipharma obtained rights to forodesine in markets across Europe, Asia, and Australasia in exchange for a $10 million up-front payment. In addition, Mundipharma contributed $10 million of the documented out of pocket development costs incurred by the Company in respect of the current and planned trials as of the effective date of the agreement and Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15 million. The license provides for possible future event payments totaling $155 million for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, the agreement provides that the Company will receive royalties (ranging from single digits to mid teens) based on a percentage of net product sales, which varies depending upon when certain indications receive NDA approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. The Company licensed forodesine and other PNP inhibitors from AECOM and IRL and will owe sublicense payments to these third parties on the upfront payment, event payments, and royalties received by the Company from Mundipharma.
     For five years, Mundipharma will have a right of first negotiation on existing backup PNP inhibitors the Company develops through Phase 2b in oncology, but any new PNP inhibitors will be exempt from this agreement and the Company will retain all rights to such compounds. The Company retained the rights to forodesine in the U.S. and Mundipharma is obligated by the terms of the agreement to use commercially reasonable efforts to develop the licensed product in the territory specified by the agreement. The agreement will continue for the commercial life of the licensed products, but may be terminated by either party following an uncured material breach by the other party or in the event the pre-existing third party license with AECOM and IRL expires. It may be terminated by Mundipharma upon 60 days written notice without cause or under certain other conditions as specified in the agreement and all rights, data, materials, products and other information would be transferred back to the Company at no cost. In the event the Company terminates the agreement for material default or insolvency, the Company could have to pay Mundipharma 50% of the costs of any independent data owned by Mundipharma in accordance with the terms of the agreement.
     In accordance with SAB No. 104 and EITF Issue 00-21, the Company deferred the $10 million up-front payment that was received from Mundipharma in February 2006. This deferred revenue began to be amortized to revenue February 2006 and will end in October 2017, which is the date of expiration for the last-to-expire patent covered by the agreement. In accordance with EITF Issue 99-19 and EITF Issue 01-14, the costs reimbursed by Mundipharma for the current and planned trials of forodesine were recorded as revenue when the expense was incurred up to the $10 million limit stipulated in the agreement.

     The Company is currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine. The Company does not believe that it is responsible for any of the disputed amounts. The Company is engaged in ongoing discussions to resolve this dispute. The maximum potential exposure to the Company is estimated to be approximately $2.2 million. Because of the preliminary nature of the discussions, no amounts have been accrued as of March 31, 2009.
     Shionogi & Co., Ltd. (“Shionogi"). In March 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan in exchange for a $14 million up-front payment. The license provides for potential future milestone event payments (up to $21 million) and commercial event milestone payments (up to $95 million) in addition to double digit (between 10 and 20% range) royalty payments on product sales of peramivir. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. Shionogi will be responsible for all development, regulatory and marketing costs in Japan. The term of the agreement is from February 28, 2007 until terminated by either party in accordance with the license agreement. Either party may terminate in the event of an uncured breach. Shionogi has the right of without cause termination. In the event of termination all license and rights granted to Shionogi shall terminate and shall revert back to the Company. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on the upfront payment and any future event payments and/or royalties received by the Company from Shionogi. In October 2008, the Company and Shionogi amended the license agreement to expand the territory covered by the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase 3 clinical trial in Hong Kong. In accordance with SAB No. 104 and EITF Issue 00-21, the Company deferred the $14 million up-front payment that was received from Shionogi. This deferred revenue began to be amortized to revenue in April 2007 and will continue through December 2018. In December 2007, the Company received a $7 million milestone payment from Shionogi for their initiation of a Phase 2 clinical trial with i.v. peramivir.
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
     F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc. (“Roche”). In November 2005, the Company entered into an exclusive license with Roche for the development and commercialization of the Company’s second generation PNP inhibitor, BCX-4208, for the prevention of acute rejection in transplantation and for the treatment of autoimmune diseases. However, in May 2008, the Company received notice that Roche was exercising the “no cause” termination right under the license agreement for BCX-4208. The license agreement was terminated during the fourth quarter of 2008.
     Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. In June 2000, the Company licensed a series of potent inhibitors of PNP from AECOM and IRL. The lead drug candidates from this collaboration are Forodesine and BCX-4208. The Company has obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, drug candidates that might arise from research on these inhibitors. The Company has the option to expand the Agreement to include other inventions in the field made by the investigators or employees of AECOM and IRL. The Company has agreed to use commercially reasonable efforts to develop these drugs. In addition, the Company has agreed to pay certain milestone payments for each licensed product (which range in the aggregate from $1.4 million to almost $4 million per indication) for future development of these inhibitors, single digit royalties on net sales of any resulting product made by the Company, and to share approximately one quarter of future payments received from other third-party partners, if any. In addition, the Company has agreed to pay annual license fees, which can range from $150,000 to $500,000, that are creditable against actual royalties and other payments due to AECOM and IRL. This agreement may be terminated by the Company at any time by giving 60 days advance notice or in the event of material uncured breach by AECOM and IRL.

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
     As of March 31, 2009, the majority of the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to the NOL carryforwards. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized.
     The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued related to unrecognized tax benefits upon the adoption of FIN No. 48 or as of March 31, 2009.
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
Overview
Recent Corporate Highlights
•	Continued development of oral forodesine in cutaneous T-cell lymphoma (“CTCL”)

     Following the completion of a Phase 1/Phase 2 clinical trial of forodesine in patients with refractory CTCL, in October 2007 we initiated a planned pivotal trial with an oral formulation of forodesine for treatment of patients with CTCL. This trial is being conducted under an SPA agreement negotiated with the U.S. Food and Drug Administration (the “FDA”) and will serve as a basis for a new drug application to the FDA using the oral formulations in patients with relapsed CTCL. In February 2007, we announced that the Committee for Orphan Medicinal Products of the European Medicines Agency had granted orphan drug designation to forodesine for the treatment of CTCL. The trial continues to enroll subjects with CTCL stages IIB through IVA who have failed three systemic therapies. Enrollment in the study slowed over the summer of 2008 below our projections. We have taken action to accelerate enrollment and early indications are that these actions are having a positive effect. We have enrolled more than half of the targeted 130 patients in this study and will continue to monitor enrollment going forward. We expect to report preliminary data on this study in the first half of 2010.
•	Forodesine trial initiated for chronic lymphocytic leukemia (“CLL”) patients
     We have initiated a second clinical trial that will evaluate forodesine in patients with CLL. The trial is a single arm study of single agent forodesine with response rate as the primary endpoint. The first patient was dosed during the first quarter of 2008 and the trial is ongoing. We announced interim data from the ongoing Forodesine Phase 2 program in patients with CLL and data from a healthy subject pharmacokinetic (“PK”) and pharmacodynamic (“PD”) study. The interim analysis was conducted on data from an exploratory Phase 2 single-arm, open-label program in patients with CLL who failed previous treatment. No partial or complete responses were observed, but five out of 13 patients who were administered 200 mg of Forodesine once-daily had substantial reductions in malignant lymphocytes. Forodesine was generally safe and well-tolerated at the 200 mg once-daily dose. The PK and PD study evaluated the effect of seven days of 200 mg Forodesine dosed either once-daily or twice-daily in healthy volunteers. The study demonstrated substantially increased drug exposure and PD effect in volunteers administered Forodesine 200 mg twice-daily compared to volunteers administered Forodesine 200 mg once-daily. Based on both the CLL interim analysis and the PK and PD study results, the dosing regimen in the ongoing Phase 2 CLL study was amended to evaluate 200 mg Forodesine twice-daily. We expect to provide an update on this study by the end of 2009.
•	Development of intramuscular (“i.m.”) peramivir
     In May 2009, we announced preliminary results from the Phase 2 study of i.m. peramivir for the treatment of seasonal influenza. While the study demonstrated a numerical trend in its primary endpoint of improvement in the median time to alleviation of symptoms (“TTAS”) in subjects with confirmed, acute, uncomplicated influenza infection versus placebo, the difference between the two study groups was not statistically significant. We are not planning additional development of i.m. peramivir at this time; instead, our current efforts are focused on development of the i.v. formulation.
     The median TTAS was 91.1 hours for those receiving a single 600 mg injection of i.m. peramivir, compared to 106.1 hours observed in those patients receiving placebo (p=0.22). The trial indicated that peramivir was generally safe and well tolerated with a similar adverse event profile noted in the peramivir and placebo treatment groups.
     This Phase 2 study (BCX1812-212) was a randomized, double-blind, placebo-controlled trial conducted in influenza seasons in the Southern Hemisphere (Australia, New Zealand and South Africa) in 2008 and the Northern Hemisphere (United States) in 2008 — 2009. It enrolled 405 subjects 18 years of age or older with acute uncomplicated influenza confirmed by positive rapid antigen test, whose symptom duration was 36 hours or less. The primary analysis population consisted of patients with confirmed influenza A. Approximately 79 percent of subjects with influenza A (H1N1) demonstrated the H274Y mutation. As reported in the CDCFluView Weekly Influenza Report, this mutation has been associated with resistance to the anti-viral treatment oseltamivir.
•	Shionogi & Co., Ltd. development of intravenous (“i.v.”) peramivir for the treatment of influenza in the outpatient setting
     In October 2008, the Company and Shionogi amended the license agreement to expand the territory in the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase 3 clinical trial in Hong Kong.

     In July 2008, we announced preliminary results of a Phase 2 study of i.v. peramivir administered via a single dose injection in the outpatient setting for the treatment of seasonal influenza. The trial, conducted by our partner, Shionogi & Co., Ltd. in Japan, met its primary endpoint of improvement in the median time to alleviation of symptoms in subjects with confirmed, acute, uncomplicated influenza infection, compared to placebo alone. The Phase 2 study was a randomized, double-blind, placebo-controlled trial, which enrolled 300 subjects who had a positive rapid antigen test indicating acute influenza illness. Subjects were randomized to receive an i.v. injection of placebo or one of two doses of peramivir (300mg and 600mg) as a single dose administered within 48 hours of symptom onset. Time to alleviation of symptoms was 81.8 hours for placebo, 59.1 hours for 300mg peramivir, and 59.9 hours for 600mg peramivir. This result was highly statistically significant (p-0.0046) for both the 300mg dose (p=0.0046) and the 600 mg dose. Further, safety assessments confirmed that peramivir was generally well-tolerated. Shionogi presented the data at the recent Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC)/ Infectious Diseases Society of America (IDSA) annual meeting in Washington, D.C. Based on the results from this Phase 2 study, Shionogi initiated a Phase 3 study of i.v. peramavir for seasonal influenza in the outpatient setting, which includes a Phase 3 study with a planned sample size of 1,050 subjects. We anticipate that Shionogi will complete its Phase 3 program within this influenza season and expects to file for new drug approval in Japan by year end.
•	Continued development of i.v. peramivir Phase 2 clinical trial
     In July 2007, we announced the initiation of a Phase 2 clinical trial of i.v. peramivir to compare the efficacy and safety of i.v. peramivir to orally administered oseltamivir in patients who require hospitalization due to acute influenza. On October 27, 2008 the Company announced results of this exploratory Phase 2 trial. In February 2009, we presented the full data set from the trial at the XI International Symposium on Respiratory Viral Infections in Bangkok, Thailand. The study compared the efficacy and safety of five days of therapy with either 200 mg i.v. peramivir per day, 400 mg i.v. peramivir per day or 75 mg oral oseltamivir twice a day, in patients who required hospitalization related to influenza. These results will be submitted to an upcoming medical meeting.
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
     The multicenter, randomized, double-blind, double-dummy, active-controlled, Phase 2 Study enrolled 137 patients, who tested positive by rapid antigen test (RAT) for influenza and had one or more critera for hospitalization, namely: age > 60 years, chronic lung disease, congestive heart failure, diabetes mellitus, low oxygen saturation, low blood pressure, or severity of illness requiring supportive care. Of the 137 patients randomized, 122 age 19 to 101 years had influenza confirmed by polymerase chain reaction (PCR) testing and were included in the intent-to-treat infected (ITTI) patient population; 41 patients received oseltamivir 75mg orally twice-daily, 41 patients received 200 mg i.v. peramivir once-daily and 40 patients received 400 mg i.v. peramivir once-daily. We are currently in discussions with regulatory authorities regarding Phase 3 development plans.
     Based on recent discussions with HHS-BARDA, we announced in May 2009 that we were preparing a portion of our inventory of finished peramivir for addition to the CDC Strategic National Stockpile. This inventory is sufficient for the treatment of approximately one thousand patients and will be delivered in the event that the government so instructs. Intravenous peramivir is currently undergoing a pre-emergency use authorization (“EUA”) review. Government agencies are considering the future option of providing peramivir through an EUA in the event of a severe influenza outbreak with significant hospitalizations.
Results of Operations (three months ended March 31, 2009 compared to the three months ended March 31, 2008)
     Collaborative and other research and development revenues decreased to approximately $4.4 million for the three months ended March 31, 2009 as compared to $10.8 million for the three months ended March 31, 2008. The decrease was primarily driven by a reduction of $5.5 million in revenue from the contract with HHS for the development of peramivir. In addition, we recognized less revenue during the current quarter related to our deferred collaboration arrangements.
     Research and development (“R&D”) expenses decreased to $11.3 million for the first quarter of 2009 from $21.9 million for the first quarter of 2008. The decrease in R&D expenses was due to a reduction in clinical development costs of $4.9 million associated with our peramivir program, a reduction in manufacturing costs of $0.8 million and $3.0 million associated with our peramivir and forodesine programs, respectively, and a reduction in costs incurred on our pre-clinical compounds of $1.7 million.
     General and administrative (“G&A”) expenses decreased to $2.5 million for the first quarter of 2009 from $2.9 million for the first quarter of 2008. The lower expenses were primarily due to decreases in professional fees and operating costs.
     Interest income for the three months ended March 31, 2009 was $0.1 million as compared to $0.9 million for the three months ended March 31, 2008. This decrease was due to a lower average cash and securities balance as well as significantly lower yield earned on our interest-bearing assets.
     The net loss for the first quarter of 2009 was $9.3 million, or $0.24 per share, compared to a net loss of $13.1 million, or $0.34 per share for the first quarter of 2008.
Liquidity and Capital Resources
     Cash expenditures have exceeded revenues since our inception. Our operations have principally been funded through public offerings and private placements of equity and debt securities and cash from collaborative and other research and development agreements, including government grants and contracts. Other sources of funding have included equipment lease financing, facility leases, and research grants.
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
     Historically, we have invested our excess cash primarily in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and by policy, limit the amount of credit exposure at any one institution. These investments are generally not collateralized and mature within two years. We have not realized any significant losses from our investments.
     On August 7, 2007, we amended our lease for our current Birmingham facilities, consisting of 50,150 square feet, through June 30, 2015. We have an option to renew the lease for an additional five years at the current market rate in effect on June 30, 2015. The lease requires us to currently pay rent of $40,273 per month and escalates annually to $48,072 per month in the final year, plus our pro rata share of operating expenses and real estate taxes in excess of base year amounts. In addition, the lease amendment provided an allowance of $300,000 for our use in making certain improvements to the premises.
     In August 2006, we opened an office in Cary, North Carolina for the establishment of our clinical and regulatory operation. We currently have 5,565 square feet under lease through February 28, 2010. This lease requires us to currently pay $8,118 per month through until the lease termination date.
     At December 31, 2008, we had long-term operating lease obligations, which provide for aggregate minimum payments of $641,323 in 2009, $575,246 in 2010 and $551,744 in 2011. These obligations include the future rental of our operating facilities.

     We plan to finance our needs principally from the following:
•	payments under our contract with HHS;

•	our existing capital resources;

•	payments under collaborative and licensing agreements with corporate partners; and

•	lease or loan financing and future public or private financing.
     For the year, our cash, cash equivalents and marketable securities balance has decreased from $63.3 million as of December 31, 2008 to $54.2 million as of March 31, 2009, primarily due to the monthly cash burn from operations offset by cash received from collaborations. As a result of these items and the reimbursement from our contract with HHS, our net cash burn rate has been approximately $3.0 million per month in 2009. We caution that our revenues, our expenses, and our cash flows will vary significantly from quarter to quarter due to the nature of the trials in influenza and the reimbursement from HHS. We are projecting our 2009 net cash burn to be approximately $30 to $38 million.
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
     As of March 31, 2009, we had $54.2 million in cash, cash equivalents and marketable securities. With these funds and the amounts expected to be received from HHS, Shionogi, and our other collaborators, we believe these resources will be sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.
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
Off-Balance Sheet Arrangements
     As of March 31, 2009, we are not involved in any unconsolidated entities or off-balance sheet arrangements.
Contractual Obligations
     Our contractual obligations as of December 31, 2008 are described in our Annual Report on Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2008.
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
     While our significant accounting policies are more fully described in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and Note 1 to our financial statements included in Part I, Item I of this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.
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
     Under the guidance of EITF Issue 99-19 and EITF Issue 01-14, reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses. For example, the amounts received from our partners for the reimbursement of development costs will be recorded as revenue in the period the related costs are incurred.
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
Research and Development Expenses
     Major components of R&D expenses consist of personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by CROs, materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. We charge these costs to expense when incurred, consistent with Statement No. 2 and EITF Issue 07-3. These costs are a significant component of R&D expenses. Most of our manufacturing and our clinical and preclinical studies are performed by third-party CROs. We accrue costs for studies performed by CROs over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of services actually performed. We expense both our internal and external research and development costs as incurred.
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
     Our accounting for deferred sublicense payments related to revenues that have been deferred is based on the guidance in SAB No. 104, which states that the incremental direct costs incurred related to the acquisition or origination of a contract in a transaction that results in the deferral of revenue may either be expensed as incurred or accounted for in accordance with paragraph 4 of FTB 90-1. Sublicense payments are paid to our academic partners upon our receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.
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
     The following table summarizes our R&D expenses for the periods indicated. Note that amounts are in thousands.

	Three Months Ended March 31,
	2009	2008
Direct external R&D expenses by program:
PNP Inhibitor (forodesine)	$2,355	$4,885
Neuraminidase Inhibitor (peramivir)	2,842	8,972
Other	181	1,844

Indirect R&D expenses:
Compensation and fringe benefits	3,184	3,367
Supplies and services	394	598
Maintenance, depreciation, amortization	467	544
Overhead allocation and other	1,866	1,688

Total R&D expenses	$11,289	$21,898

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
     The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot be certain that any of our drug candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development. Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process. Other risks associated with our product development programs are described in Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K, as updated by Part II, Item IA of this report and as updated from time to time in our subsequent periodic reports and current reports filed with the SEC. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our product development programs, and the period in which material net cash inflows from any of our product development programs will commence are unavailable.
Accrued Expenses
     As part of the process of preparing financial statements, we are required to estimate accrued expenses. The process of estimating accrued expenses involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. To date, there have been no material changes to our estimates. Examples of estimated accrued expenses include:
•	fees paid to CROs in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of our raw materials, drug substances and drug products; and

•	professional service fees.
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
     As of March 31, 2009, we had two stock-based employee compensation plans, the Incentive Plan and the ESPP. Prior to January 1, 2006, we accounted for all share-based payments under the recognition and measurement provisions of APB Opinion No. 25 and other related interpretations, as permitted by Statement No. 123. No stock-based compensation cost related to our employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006.
Information Regarding Forward-Looking Statements
     This filing contains forward-looking statements, including statements regarding future results, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:
•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts;

•	the potential funding from our contract with HHS for the development of peramivir;

•	the potential emergency use authorization for peramivir;

•	the potential shipment of peramivir by the U.S. government to the CDC Strategic National Stockpile;

•	the potential use of peramivir as a treatment for H1N1 flu (or other strains of flu);

•	our ability or the ability of our manufacturers to fully meet the demand for peramivir in the event of emergency use authorization or stockpiling;

•	the further preclinical or clinical development and commercialization of our product candidates, including peramivir, forodesine and other PNP inhibitor and hepatitis C development programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations;

•	plans, programs, progress and potential success of our collaborations, including Mundipharma for forodesine and Shionogi and Green Cross for peramivir;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance; and

•	competitive companies, technologies and our industry.
     These statements reflect our current views with respect to future events and we disclaim any obligation to update or revise the statements except as required by law. We caution that you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors” in our Annual Report on Form 10-K, as updated by Part II, Item 1A of this report.
     You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing our risk. We invest excess cash primarily in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and by policy, limit the amount of credit exposure at any one institution. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we do not believe that we have material exposure to interest rate risk arising from our investments.
Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     Our 2008 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information below updates our risk factors as of March 31, 2009. These risk factors should be read in conjunction with all risk factors and information disclosed in that Form 10-K.
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
     Our ability to successfully complete clinical trials is dependent upon many factors, including but not limited to:
•	our ability to find suitable clinical sites and investigators to enroll patients;

•	the availability of and willingness of patients to participate in our clinical trials;

•	difficulty in maintaining contact with patients to provide complete data after treatment;

•	our product candidates may not prove to be either safe or effective;

•	clinical protocols or study procedures may not be adequately designed or followed by the investigators;

•	manufacturing or quality control problems could affect the supply of drug product for our trials; and

•	delays or changes in requirements by governmental agencies.

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
Our clinical trials may not adequately show our drugs are safe or effective.
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
     Our projections of revenues and incoming cash flows are substantially dependent upon HHS reimbursement for the costs related to our peramivir program. If HHS were to eliminate, reduce or delay the funding for this program or disallow some of our incurred costs, we would have to obtain additional funding for development of this drug candidate or significantly reduce or stop the development effort. For example, in January 2008, we announced the development cost of our peramivir program to product approval would cost in excess of the $102.6 million contract, as the development plan for peramivir has changed from that outlined in the original proposal to HHS. HHS has indicated that they will fund certain elements of our revised program, including the ongoing Phase 2 i.v. study in hospitalized subjects, planning and conduct of the planned Phase 2 i.m. study, manufacturing and toxicology. Each of these elements has specific HHS funding limits and costs outside the approved amounts by HHS may be the responsibility of the Company. In January 2008, we disclosed that we would not pursue the Phase 3 i.m. program in peramivir for the current influenza season, but would move forward in evaluating higher doses than used in previous studies. In July 2008, HHS indicated that it does not intend to reimburse us all of the costs incurred related to these terminated Phase 3 studies. Unbilled receivables from HHS are net of a reserve for costs and fees of $4,919,000 at March 31, 2009 that are uncertain of recovery and related to the voluntarily terminated Phase 3 studies of the peramivir i.m. program. We are in discussions with HHS regarding the reimbursement of these costs and fees. To the extent that any additional recoveries are realized or become probable of realization, the reserve will be adjusted in a future period(s). Any such adjustments could have a material impact on future operating results.
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
     Currently, we have established collaborative relationships with Mundipharma for the development and commercialization of forodesine and with each of Shionogi and Green Cross for the development and commercialization of peramivir. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
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
     For example, we are currently in a dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine. We do not believe that we are responsible for any of the disputed amounts. We are engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to us is estimated to be approximately $2.5 million. Because of the preliminary nature of the discussions, no amounts have been accrued as of March 31, 2009.
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
     If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to applicable FDA current Good Laboratory Practices, or cGLP, current Good Manufacturing Practices, or cGMP and current Good Clinical Practices, or cGCP, and comparable foreign standards. We do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed., and our business, financial condition and results of operations could be materially adversely affected.
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
     Further development and potential commercialization of peramivir is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, potential commercialization of peramivir is subject to further risks, including but not limited to the following:
•	the injectable versions of peramivir are currently in Phase 2 clinical development and have been tested in a limited number of humans and may not be safe or effective;

•	necessary government or other third party funding and clinical testing for further development of peramivir may not be available timely, at all, or in sufficient amounts;

•	the avian flu prevention or treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines could substantially replace potential demand for an antiviral such as peramivir;

•	any substantial demand for avian flu treatments may occur before peramivir can be adequately developed and tested in clinical trials;

•	injectable forms of peramivir may not prove to be accepted by patients and physicians as a treatment for seasonal influenza compared to the other currently marketed antiviral drugs, which would limit revenue from non-governmental entities;

•	numerous large and well-established pharmaceutical and biotech companies will be competing to meet the market demand for avian flu drugs and vaccines;

•	regulatory authorities may not make needed accommodations to accelerate the drug testing and approval process for peramivir; and

•	in the next few years, it is expected that a limited number of governmental entities will be the primary potential customers for peramivir and if we are not successful at marketing peramivir to these entities for any reason, we will not receive substantial revenues from stockpiling orders from these entities.
     If any or all of these and other risk factors occur, we will not attain significant revenues or gross margins from peramivir and our stock price will be adversely affected.
There are risks related to the potential emergency use of peramivir.
     There is no assurance or guarantee that the U.S. government will authorize peramivir for any emergency use. To the extent that peramivir is used as a treatment for H1N1 flu (or other strains of flu), there can be no assurance that it will prove to be generally safe, well tolerated and effective. There is no assurance that the U.S. government will choose to ship peramivir to the CDC Strategic National Stockpile. Unless we can obtain adequate assurances from the U.S. government regarding immunity from liability for the emergency use of peramivir, emergency use of peramivir may create certain liabilities for the company. There is no assurance that we or our manufacturers will be able to fully meet the demand for peramivir in the event of emergency use authorization or stockpiling.
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
     In June 1995, we notified the FDA that we submitted incorrect data for our Phase 2 studies of BCX-34 applied to the skin for CTCL and psoriasis. In November 1995, the FDA issued a List of Inspectional Observations, Form FDA 483, which cited our failure to follow good clinical practices. The FDA also inspected us in June 1996. The focus was on the two 1995 Phase 2 dose-ranging studies of topical BCX-34 for the treatment of CTCL and psoriasis. As a result of the investigation, the FDA issued us a Form FDA 483, which cited our failure to follow good clinical practices. We are no longer developing BCX-34; however, as a consequence of these two investigations, our ongoing and future clinical studies may receive increased scrutiny, which may delay the regulatory review process.
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
     If we or our partners are unable or fail to adequately, initiate, protect, defend or enforce our intellectual property rights in any area of commercial interest or in any part of the world where we wish to seek regulatory approval for our products, methods, processes and other technologies, the value of the drug product candidates to produce revenue would diminish. Additionally, if our products, methods, processes, and other technologies or our commercial use of such products, processes, and other technologies, including but not limited to any trade name, trademark or commercial strategy infringe the proprietary rights of other parties, we could incur substantial costs. The USPTO and the patent offices of other jurisdictions have issued to us a number of patents for our various inventions and we have in-licensed several patents from various institutions. We have filed additional patent applications and provisional patent applications with the USPTO. We have filed a number of corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications, as appropriate. We have also filed certain trademark and trade name applications worldwide. We cannot assure you as to:
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
     We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We have product liability insurance covering our clinical trials in the amount of approximately $11 million. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:
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
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2009, the 52-week range of the market price of our stock was from $0.85 to $4.98 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2009.

BIOCRYST PHARMACEUTICALS, INC.
/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer

/s/ Stuart Grant
Stuart Grant
Chief Financial Officer

/s/ J. Michael Mills
J. Michael Mills
Controller and Principal Accounting Officer

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