Form 10-Q
period 2009-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2009-07-31
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of July 24, 2009 was 38,470,442.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
June 30, 2009 and December 31, 2008
(In thousands, except per share data)

	2009	2008
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$13,810	$22,342
Marketable securities	28,446	39,186
Receivables from collaborations	8,075	11,982
Prepaid expenses and other current assets	6,744	1,137
Deferred collaboration expense	376	377

Total current assets	57,451	75,024

Marketable securities	—	1,786
Furniture and equipment, net	4,429	4,881
Deferred collaboration expense	2,814	3,001

Total assets	$64,694	$84,692

Liabilities and Stockholders’ Equity
Accounts payable	$2,793	$5,266
Accrued expenses	7,248	8,443
Accrued vacation	842	794
Deferred rent	53	40
Deferred revenue	2,528	2,565

Total current liabilities	13,464	17,108

Deferred rent	256	220
Deferred revenue	19,689	20,938

Stockholders’ equity:
Preferred stock: shares authorized — 5,000
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized — 45; shares issued and outstanding — none	—	—
Common stock, $.01 par value: shares authorized — 95,000; shares issued and outstanding — 38,345 in 2009 and 38,275 in 2008	383	383
Additional paid-in capital	298,106	295,208
Accumulated other comprehensive income	40	103
Accumulated deficit	(267,244)	(249,268)

Total stockholders’ equity	31,285	46,426

Total liabilities and stockholders’ equity	$64,694	$84,692

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Periods Ended June 30, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	2009	2008	2009	2008
Revenues
Collaborative and other research and development	$4,787	$2,659	$9,146	$13,427

Expenses
Research and development	11,213	13,373	22,502	35,271
General and administrative	2,313	2,666	4,770	5,552

Total expenses	13,526	16,039	27,272	40,823

Loss from operations	(8,739)	(13,380)	(18,126)	(27,396)

Interest and other income	55	671	150	1,589

Net loss	$(8,684)	$(12,709)	$(17,976)	$(25,807)

Basic and diluted net loss per common share	$(0.23)	$(0.33)	$(0.47)	$(0.68)

Weighted average shares outstanding	38,232	38,117	38,218	38,088
See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
Operating activities
Net loss	$(17,976)	$(25,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	823	756
Stock-based compensation expense	2,794	2,976
Changes in operating assets and liabilities:
Receivables from collaborations	3,907	24,278
Prepaid expenses and other current assets	(5,607)	(489)
Deferred collaboration expense	188	456
Accounts payable and accrued expenses	(3,620)	(10,499)
Deferred rent	49	280
Deferred revenue	(1,286)	(2,367)

Net cash used in operating activities	(20,728)	(10,416)

Investing activities
Acquisitions of furniture and equipment	(371)	(694)
Purchases of marketable securities	(500)	(28,668)
Sales and maturities of marketable securities	12,963	33,289

Net cash provided by investing activities	12,092	3,927

Financing activities
Exercise of stock options	13	144
Employee stock purchase plan sales	91	331

Net cash provided by financing activities	104	475

Decrease in cash and cash equivalents	(8,532)	(6,014)
Cash and cash equivalents at beginning of period	22,342	31,155

Cash and cash equivalents at end of period	$13,810	$25,141

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Note 1 – Significant Accounting Policies
Basis of Presentation
     The balance sheet as of June 30, 2009, the statements of operations for the three and six months ended June 30, 2009 and 2008, and the statements of cash flows for the six months ended June 30, 2009 and 2008 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. There were no adjustments other than normal recurring adjustments.
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
     The Company has evaluated subsequent events for disclosure through July 30, 2009, the date of issuance of the accompanying interim financial statements.
Cash and Cash Equivalents
     The Company generally considers cash equivalents to be all cash held in commercial checking accounts, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase in accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows.
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
     At June 30, 2009, the Company had approximately $28,446,000 of marketable securities, all of which were classified as available-for-sale. These securities consisted primarily of U.S. Treasury bills and notes carried at estimated fair values. The estimated fair value of these securities was based on independent quoted market prices and represents the highest priority of Level 1 in the fair value hierarchy as defined in Statement of Financial Accounting Standards No. 157, Fair Value Measurements. The following table summarizes by year the scheduled maturity for the securities available-for-sale at June 30, 2009 and includes accrued interest of approximately $258,000. Note that amounts are in thousands.

2009	$26,171
2010	2,275

$28,446

     At June 30, 2009, the amortized cost of securities available-for-sale, including accrued interest, was approximately $28,406,000. At June 30, 2009, gross unrealized gains on securities available-for-sale were approximately $40,000. There were no gross unrealized losses on securities available-for-sale at June 30, 2009.

Receivables from Collaborations
     Receivables are recorded for amounts due to the Company related to reimbursable research and development costs and event payments. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At June 30, 2009, the Company had the following receivables from collaborations. Amounts are in thousands.

	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$2,465	$5,604	$8,069
Mundipharma International Holdings Limited	—	6	6

Total	$2,465	$5,610	$8,075

     Unbilled receivables from the U.S. Department of Health and Human Services (“HHS”) are net of a reserve for costs and fees of $4,919,000 at June 30, 2009 that are uncertain of recovery and related to the voluntarily terminated Phase 3 studies of the peramivir intramuscular (“i.m.”) program. The Company is in discussions with HHS regarding the reimbursement of these costs and fees. To the extent that any additional recoveries are realized or become probable of realization, the reserve will be adjusted in a future period(s). Any such adjustments could have a material impact on future operating results.
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
Accrued Expenses
     The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of June 30, 2009 consisted primarily of development and clinical trial expenses payable to contract research organizations (“CROs”) in connection with the Company’s research and development programs.
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

Accumulated Other Comprehensive Income
     Accumulated other comprehensive income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had approximately $40,000 of unrealized gains on its securities available-for-sale that are included in accumulated other comprehensive income at June 30, 2009.
     Other comprehensive loss for the periods ended June 30, 2009 and 2008 appear in the following table. Amounts are in thousands.

	Three Months		Six Months
	2009	2008	2009	2008
Net loss	$(8,684)	$(12,709)	$(17,976)	$(25,807)
Unrealized loss on securities available-for-sale	(28)	(474)	(63)	(126)

Other comprehensive loss	$(8,712)	$(13,183)	$(18,039)	$(25,933)

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
     The Company recorded the following revenues from collaborations for the periods ended June 30, 2009 and 2008. Amounts are in thousands.

	Three Months		Six Months
	2009	2008	2009	2008
U.S. Department of Health and Human Services	$4,148	$832	$7,806	$10,075
Shionogi	296	449	605	798
Mundipharma	324	915	697	1,630
Roche	—	444	—	886
Other	19	19	38	38

Total	$4,787	$2,659	$9,146	$13,427

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
     The Company’s accounting for deferred sublicense payments related to revenues that have been deferred is based on the guidance in SAB No. 104, which states that the incremental direct costs incurred related to the acquisition or origination of a contract in a transaction that results in the deferral of revenue may either be expensed as incurred or accounted for in accordance with paragraph 4 of Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Costs (“FTB 90-1”). At June 30, 2009, the Company had deferred collaboration expenses of approximately $3,190,000. These deferred expenses were sub-license payments, paid to the Company’s academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from the Company’s commercial partners and are being expensed in proportion to the related revenue being recognized. The Company believes that this accounting treatment appropriately matches expenses with the associated revenue.
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
     As of June 30, 2009, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”), which was amended and restated in February 2009 and approved by the Company’s stockholders in April 2009, and the Employee Stock Purchase Plan (“ESPP”), which was amended and restated in February 2008 and approved by the Company’s stockholders in May 2008. In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Stock-based compensation expense of approximately $2,794,000 ($2,614,000 of expense related to the Incentive Plan, $105,000 of expense related to the ESPP, and $75,000 of expense related to the inducement grant) was recognized during the first six months of 2009, while approximately $2,976,000 ($2,825,000 of expense related to the Incentive Plan, $77,000 of expense related to the ESPP, and $74,000 of expense related to the inducement grant) was recognized during the first six months of 2008.
     As of June 30, 2009, there was approximately $7,718,000 of total unrecognized compensation cost related to non-vested stock option awards and stock awards granted by the Company. That cost is expected to be recognized as follows: $2,522,000 in the remainder of 2009, $3,711,000 in 2010, $1,145,000 in 2011, $300,000 in 2012, and $40,000 in 2013.
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
     Related activity under the Incentive Plan is as follows:

			Weighted
	Awards	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2008	1,114,630	5,477,649	$8.30
Plan Amendment	1,540,000	—	—
Stock option awards granted	(1,457,400)	1,457,400	1.44
Stock option awards exercised	—	(13,409)	1.05
Stock option awards canceled	407,806	(407,806)	7.46

Balance June 30, 2009	1,605,036	6,513,834	6.83

     For stock option awards granted under the Incentive Plan during the first six months of 2009 and 2008, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during the first six months of 2009 and 2008 was $1.10 and $2.28, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following summarizes the key assumptions used by the Company to value the stock option awards granted during the first six months of 2009 and 2008. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to
Employees and Directors under the Incentive Plan

	2009	2008
Expected Life in Years	5.6	5.5
Expected Volatility	104.7%	78.7%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.1%	2.7%
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
Employee Stock Purchase Plan
     The Company has reserved a total of 600,000 shares of common stock to be purchased under the ESPP, of which 123,715 shares remain available for purchase at June 30, 2009. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. The Company issued 56,136 shares during the first six months of 2009 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.
Stock Inducement Grant
     In March 2007, the Company’s Board of Directors approved a stock inducement grant of 110,000 stock option awards and 10,000 restricted stock awards to recruit a new employee to a key position within the Company. The stock option awards were granted in April 2007 with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The stock option awards have contractual terms of 10 years. The vesting exercise provisions of both the stock option awards and the restricted stock awards granted under the inducement grant are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the respective agreements. The weighted average grant date fair value of these stock option awards was $5.25. The exercise price of the stock option awards and the grant date fair value of the restricted stock awards granted under the inducement grant was $8.20. As of June 30, 2009, 5,416 shares granted under the restricted stock awards have vested.
Note 3 – Collaborative Agreements
     U.S. Department of Health and Human Services. In January 2007, the Company was awarded a four-year contract from HHS to develop its influenza neuraminidase inhibitor, peramivir, for the treatment of seasonal and life-threatening influenza. The contract commits $102.6 million to support manufacturing, process validation, clinical studies, and other product approval requirements for peramivir. The contract with HHS is defined as a cost-plus-fixed-fee contract. That is, the Company is entitled to receive reimbursement for all reasonable and allowable costs incurred in accordance with the contract provisions that are related to the development of peramivir plus a fixed fee, or profit. HHS makes periodic assessments of progress and the continuation of the contract is based on the Company’s performance, timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate this contract. The contract is terminable by the government at any time for breach or without cause.
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
     Based on discussions with the U.S. Department of Health and Human Services/Biomedical Advanced Research and Development Authority, the Company announced in May 2009 that it was preparing a portion of its inventory of finished peramivir for addition to the U.S. Centers for Disease Control and Prevention Strategic National Stockpile. This inventory is sufficient for the treatment of approximately one thousand patients and will be delivered in the event that the government so instructs. The pre-emergency use authorization (“EUA”) review of i.v. peramivir announced in May 2009 has continued to progress. Government agencies are considering the future option of providing peramivir through an EUA in the event of a severe influenza outbreak with significant hospitalizations.
     The Company is advancing the clinical development of i.v. peramivir under the terms of the original $102.6 million, four-year contract from HHS. The Company continues its dialogue with HHS regarding additional funding beyond the $102.6 million for peramivir development through U.S. licensure. The Company has determined that there is an excess of approximately $5.0 million dollars of peramivir active pharmaceutical ingredient (“API”) beyond that necessary to support U.S. regulatory approval. As permitted under the contract, the Company has purchased the excess API from HHS. HHS has indicated that it is in the process of reviewing the purchase in light of the clinical development plan to complete U.S registration.
     The Company is currently finalizing its plans for i.v. peramivir Phase 3 studies intended to support U.S. regulatory approval for uncomplicated influenza and influenza requiring hospitalization.
     Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of the Company’s lead PNP inhibitor, forodesine, for use in oncology. Under the terms of the agreement, Mundipharma obtained rights to forodesine in markets across Europe, Asia, and Australasia in exchange for a $10.0 million up-front payment. In addition, Mundipharma contributed $10.0 million of the documented out of pocket development costs incurred by the Company in respect of the current and planned trials as of the effective date of the agreement and Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15.0 million. The license provides for possible future event payments totaling $155.0 million for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, the agreement provides that the Company will receive royalties (ranging from single digits to mid teens) based on a percentage of net product sales, which varies depending upon when certain indications receive NDA approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. The Company licensed forodesine and other PNP inhibitors from AECOM and IRL and will owe sublicense payments to these third parties on the upfront payment, event payments, and royalties received by the Company from Mundipharma.
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
     In accordance with SAB No. 104 and EITF Issue 00-21, the Company deferred the $10.0 million up-front payment that was received from Mundipharma in February 2006. This deferred revenue began to be amortized to revenue in February 2006 and will end in October 2017, which is the date of expiration for the last-to-expire patent covered by the agreement. In accordance with EITF Issue 99-19 and EITF Issue 01-14, the costs reimbursed by Mundipharma for the current and planned trials of forodesine were recorded as revenue when the expense was incurred up to the $10.0 million limit stipulated in the agreement.
     The Company is currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine. The Company does not believe that it is responsible for any of the disputed amounts. The Company is engaged in ongoing discussions to resolve this dispute. The maximum potential exposure to the Company is estimated to be approximately $2.5 million. Because of the preliminary nature of the discussions, no amounts have been accrued as of June 30, 2009.
     Shionogi & Co., Ltd. (“Shionogi”). In March 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan in exchange for a $14.0 million up-front payment. The license provides for potential future milestone event payments (up to $21.0 million) and commercial event milestone payments (up to $95.0 million) in addition to double digit (between 10 and 20% range) royalty payments on product sales of peramivir. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. Shionogi will be responsible for all development, regulatory and marketing costs in Japan. The term of the agreement is from February 28, 2007 until terminated by either party in accordance with the license agreement. Either party may terminate in the event of an uncured breach. Shionogi has the right of without cause termination. In the event of termination all license and rights granted to Shionogi shall terminate and shall revert back to the Company. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on any future event payments and/or royalties received by the Company from Shionogi. In October 2008, the Company and Shionogi amended the license agreement to expand the territory covered by the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase 3 clinical trial in Hong Kong.
     In accordance with SAB No. 104 and EITF Issue 00-21, the Company deferred the $14.0 million up-front payment that was received from Shionogi. This deferred revenue began to be amortized to revenue in April 2007 and will continue through December 2018. In December 2007, the Company received a $7.0 million milestone payment from Shionogi for their initiation of a Phase 2 clinical trial with i.v. peramivir.
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
     Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. In June 2000, the Company licensed a series of potent inhibitors of PNP from AECOM and IRL. The lead drug candidates from this collaboration are Forodesine and BCX-4208. The Company has obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, drug candidates that might arise from research on these inhibitors. The Company has the option to expand the Agreement to include other inventions in the field made by the investigators or employees of AECOM and IRL. The Company has agreed to use commercially reasonable efforts to develop these drugs. In addition, the Company has agreed to pay certain milestone payments for each licensed product (which range in the aggregate from $1.4 million to almost $4.0 million per indication) for future development of these inhibitors, single digit royalties on net sales of any resulting product made by the Company, and to share approximately one quarter of future payments received from other third-party partners, if any. In addition, the Company has agreed to pay annual license fees, which can range from $150,000 to $500,000, that are creditable against actual royalties and other payments due to AECOM and IRL. This agreement may be terminated by the Company at any time by giving 60 days advance notice or in the event of material uncured breach by AECOM and IRL.
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
     As of June 30, 2009, the majority of the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to the NOL carryforwards. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized.
     The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued related to unrecognized tax benefits upon the adoption of FIN No. 48 or as of June 30, 2009.
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
     Following the completion of a Phase 1/Phase 2 clinical trial of forodesine in patients with refractory CTCL, in October 2007 we initiated a planned pivotal trial with an oral formulation of forodesine for treatment of patients with CTCL. This trial is being conducted under an SPA agreement negotiated with the U.S. Food and Drug Administration (the “FDA”) and will serve as a basis for a new drug application to the FDA using the oral formulations in patients with relapsed CTCL. In February 2007, we announced that the Committee for Orphan Medicinal Products of the European Medicines Agency had granted orphan drug designation to forodesine for the treatment of CTCL. The trial continues to enroll subjects with CTCL stages IIB through IVA who have failed three systemic therapies. Enrollment in the study has continued to progress, and there are over 100 patients enrolled to date of the targeted 130 to 140 subjects in this study. We expect to report preliminary data on this study in the first half of 2010. Long-term data from a prior Phase 2 study of forodesine in patients with CTCL was presented at the 45th Annual Meeting of the American Society of Clinical Oncology. This poster presentation reviewed the safety and efficacy of forodesine for CTCL patients of stage Ib to stage IV who have failed standard therapies and received forodesine treatment for greater than 12 months.
•	Forodesine trial initiated for chronic lymphocytic leukemia (“CLL”) patients
     We have initiated a second clinical trial that will evaluate forodesine in patients with CLL. The trial is a single arm exploratory study of single agent forodesine with response rate as the primary endpoint. The first patient was dosed during the first quarter of 2008 and the trial is ongoing. We announced interim data from the ongoing forodesine Phase 2 program in patients with CLL and data from a healthy subject pharmacokinetic (“PK”) and pharmacodynamic (“PD”) study. The interim analysis was conducted on data from an exploratory Phase 2 single-arm, open-label program in patients with CLL who failed previous treatment. No partial or complete responses were observed, but five out of 13 patients who were administered 200 mg of forodesine once-daily had substantial reductions in malignant lymphocytes. Forodesine was generally safe and well-tolerated at the 200 mg once-daily dose. The PK and PD study evaluated the effect of seven days of 200 mg forodesine dosed either once-daily or twice-daily in healthy volunteers. The study demonstrated substantially increased drug exposure and PD effect in volunteers administered forodesine 200 mg twice-daily compared to volunteers administered forodesine 200 mg once-daily. Based on both the CLL interim analysis and the PK and PD study results, the dosing regimen in the ongoing Phase 2 CLL study was amended to evaluate 200 mg forodesine twice-daily. We expect to provide an update on this study by the end of 2009.
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
     The median TTAS was 91.1 hours for those receiving a single 600 mg injection of i.m. peramivir, compared to 106.9 hours observed in those patients receiving placebo (p=0.22). The trial indicated that peramivir was generally safe and well tolerated with a similar adverse event profile noted in the peramivir and placebo treatment groups.
     This Phase 2 study was a randomized, double-blind, placebo-controlled trial conducted in influenza seasons in the Southern Hemisphere (Australia, New Zealand and South Africa) in 2008 and the Northern Hemisphere (United States) in 2008 to 2009. It enrolled 405 subjects 18 years of age or older with acute uncomplicated influenza confirmed by positive rapid antigen test, whose symptom duration was 36 hours or less. The primary analysis population consisted of patients with confirmed influenza A. Approximately 79 percent of subjects with influenza A demonstrated the

H274Y mutation. As reported in the CDCFluView Weekly Influenza Report, this mutation has been associated with resistance to the anti-viral treatment oseltamivir.
     We are not planning additional development of i.m. peramivir at this time; instead, our current efforts are focused on development of the i.v. formulation.
•	Shionogi & Co., Ltd. development of intravenous (“i.v.”) peramivir for the treatment of influenza in the outpatient setting
     In October 2008, we and our partner, Shionogi & Co., Ltd. of Japan, amended the license agreement to expand the territory in the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase 3 clinical trial in Hong Kong. In July 2009, Shionogi announced positive results in two Phase 3 studies of i.v. peramivir. The studies were sponsored by Shionogi and conducted during the 2008-2009 influenza season. Shionogi and Green Cross Corporation, the license holder of peramivir in Korea, co-conducted the portion of the studies in Korea.
     In patients with uncomplicated seasonal influenza, Shionogi conducted a multi-center, randomized, double-blind, multi-national Phase 3 study that compared the efficacy and safety of a single dose of peramivir (either 300 mg or 600 mg) and treatment with oral oseltamivir phosphate 75 mg (Tamiflu®) twice a day for five-days. A total of 1,099 patients were enrolled at 146 centers in Japan, Korea and Taiwan. Both the 300 mg and 600 mg single dose peramivir groups demonstrated non-inferiority for the primary endpoint, TTAS, compared to the oseltamivir group. The medians for TTAS for the peramivir 300 mg, peramivir 600 mg and oseltamivir groups were 78.0 hrs, 81.0 hrs and 81.8 hrs, respectively.
     Additionally, Shionogi conducted a double-blind, multi-center Phase 3 study of i.v. peramivir with dosing over multiple days. The study enrolled 42 influenza patients at high-risk of serious complications due to one or more qualifying conditions: diagnosis with poorly controlled diabetes mellitus, a chronic respiratory disease requiring pharmacotherapy, or current treatment with any immunosuppressive drug. Peramivir was administered at 300 mg or 600 mg per day, and the duration was adjusted (up to five days) on a case-by-case basis, depending on the patient’s temperature and clinical condition. In this study, the median time to alleviation of symptoms in all 37 evaluable patients treated with either 300 mg or 600 mg peramivir daily was 68.6 hours.
     I.V. peramivir 300 mg and 600 mg in both single and multiple doses were generally safe and well-tolerated in these trials. Further analyses of the study data, including secondary efficacy endpoints and detailed safety, is underway. Additional data will be submitted for presentation at an upcoming medical meeting.
     Further, Shionogi stated it is making its best effort to file its New Drug Application and to receive a manufacturing approval as soon as possible in Japan.
     In July 2008, we announced preliminary results of a Phase 2 study of i.v. peramivir administered via a single dose injection in the outpatient setting for the treatment of seasonal influenza. The trial, conducted by our partner Shionogi in Japan, met its primary endpoint of improvement in the median TTAS in subjects with confirmed, acute, uncomplicated influenza infection, compared to placebo alone. The Phase 2 study was a randomized, double-blind, placebo-controlled trial, which enrolled 300 subjects who had a positive rapid antigen test indicating acute influenza illness. Subjects were randomized to receive an i.v. injection of placebo or one of two doses of peramivir (300mg and 600mg) as a single dose administered within 48 hours of symptom onset. TTAS was 81.8 hours for placebo, 59.1 hours for 300mg peramivir, and 59.9 hours for 600mg peramivir. This result was highly statistically significant (p=0.0046) for both the 300mg dose (p=0.0046) and the 600 mg dose. Further, safety assessments confirmed that peramivir was generally well-tolerated. Shionogi presented the data at the 2008 Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC)/ Infectious Diseases Society of America (IDSA) annual meeting in Washington, D.C.
•	Continued development of i.v. peramivir Phase 2 clinical trial
     In July 2007, we announced the initiation of a Phase 2 clinical trial of i.v. peramivir to compare the efficacy and safety of i.v. peramivir to orally administered oseltamivir in patients who require hospitalization due to acute influenza. On October 27, 2008 we announced results of this exploratory Phase 2 trial. In February 2009, we presented the full data set from the trial at the XI International Symposium on Respiratory Viral Infections in Bangkok, Thailand. The study compared the efficacy and safety of five days of therapy with either 200 mg i.v. peramivir per day, 400 mg i.v.

peramivir per day or 75 mg oral oseltamivir twice a day, in patients who required hospitalization related to influenza.
     The primary objective of the study was to evaluate time to clinical stability, which is a composite endpoint comprised of normalization of temperature, oxygen saturation, respiratory rate, systolic blood pressure and heart rate. This type of endpoint has previously been used in pneumonia studies, but not in influenza. Secondary objectives of the study included evaluation of viral shedding, mortality, clinical relapse and time to resumption of usual activities. The primary efficacy population was defined as patients with confirmed influenza.
     There were no statistically significant differences in any of the efficacy endpoints between the three treatment arms, and peramivir was generally safe and well-tolerated at these dose levels. Evaluation of time to clinical stability, the primary endpoint, showed a median of 23.7 hours for peramivir 200 mg, 37.0 hours for peramivir 400 mg and 28.1 hours for oseltamivir (p-0.306). This exploratory endpoint was driven by resolution of fever. Viral shedding (time weighted change from baseline in viral titer) was reduced by a median of -2.0 logs for peramivir 200 mg, -2.1 logs for peramivir 400 mg and -1.9 logs for oseltamivir (p=0.908). There was no mortality in the primary efficacy population, and there were no clinical relapses. Patients were discharged from hospital after a median of 4.0 days for peramivir 200 mg, 3.8 days for peramivir 400 mg, and 4.0 days for oseltamivir (p=0.994). The median number of days required for resumption of usual activities was 8.8 days for peramivir 200 mg, 9.0 days for peramivir 400 mg, and 13.7 days for oseltamivir (p=0.276).
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
     Based on discussions with the U.S. Department of Health and Human Services/Biomedical Advanced Research and Development Authority, we announced in May 2009 that we were preparing a portion of our inventory of finished peramivir for addition to the U.S. Centers for Disease Control and Prevention Strategic National Stockpile. This inventory is sufficient for the treatment of approximately one thousand patients and will be delivered in the event that the government so instructs. The pre-emergency use authorization (“EUA”) review of i.v. peramivir announced in May 2009 has continued to progress. Government agencies are considering the future option of providing peramivir through an EUA in the event of a severe influenza outbreak with significant hospitalizations. The Company is currently considering whether to begin processing a portion of its API inventory, in advance of a potential order from the government, so that it can have additional product available.
     We are advancing the clinical development of i.v. peramivir under the terms of the original $102.6 million, four-year contract from HHS. We continue our dialogue with HHS regarding additional funding beyond the $102.6 million for peramivir development through U.S. licensure. We are currently finalizing our plans for peramivir Phase 3 studies intended to support U.S. regulatory approval for uncomplicated influenza and influenza requiring hospitalization. We have determined that there is an excess of approximately $5.0 million of peramivir API beyond that necessary to support U.S. regulatory approval. As permitted under our contract, we have purchased the excess API from HHS. HHS has indicated that it is in the process of reviewing the purchase in light of the clinical development plan to complete U.S registration.
•	Study of BCX-4208
     We are preparing to initiate a clinical study of BCX-4208 during 2009.
Results of Operations (three months ended June 30, 2009 compared to the three months ended June 30, 2008)
     For the three months ended June 30, 2009, collaborative and other research and development revenues were $4.8 million compared to $2.7 million for the three months ended June 30, 2008. Revenues related to our contract with HHS for the development of peramivir were higher in this year’s quarter compared to the prior year period due to a $4.9 million reserve recorded against revenue in 2008 for amounts that we had previously expected to receive from HHS. The increase in peramivir related revenues was offset by a reduction in revenue from our collaboration with Mundipharma, as well as lower amortization of deferred revenue from our collaboration arrangements.
     Research and development (“R&D”) expenses decreased to $11.2 million for the second quarter of 2009 from $13.4 million for the second quarter of 2008. The lower R&D expenses resulted from a reduction in clinical development costs associated with our peramivir program, a reduction in manufacturing costs associated with our forodesine program, and lower pre-clinical program costs. In addition, general operating costs as well as personnel related costs were lower in the current quarter of 2009 compared to the same quarter of the prior year.

     General and administrative (“G&A”) expenses decreased to $2.3 million for the second quarter of 2009 from $2.7 million for the second quarter of 2008, primarily due to a decrease in consulting fees.
     Interest income for the three months ended June 30, 2009 was $0.1 million as compared to $0.7 million in last year’s second quarter, as a result of a lower average cash and securities balance as well as a significantly lower yield earned on interest-bearing assets.
     The net loss for the second quarter of 2009 was $8.7 million, or $0.23 per share, compared to a net loss of $12.7 million, or $0.33 per share for the second quarter of 2008.
Results of Operations (six months ended June 30, 2009 compared to the six months ended June 30, 2008)
     Collaborative and other R&D revenues decreased to $9.1 million for the six months ended June 30, 2009 as compared to $13.4 million for the six months ended June 30, 2008. This change was driven by a reduction in revenue from the contract with HHS for the development of peramivir as well as a reduction in revenue from our collaboration with Mundipharma. In addition, lower amortization of deferred revenue from our collaboration arrangements was recognized during the six months ended June 30, 2009.
     R&D expenses decreased to $22.5 million for the first half of 2009 from $35.3 million for the same period of the prior year. The decrease in R&D expenses was due to a decrease in clinical development costs and toxicology costs associated with our peramivir program, a reduction in manufacturing costs associated with our forodesine program, and lower costs incurred on the pre-clinical compounds. In addition, general operating costs as well as personnel related costs were lower in the first six months of 2009 compared to the first six months of 2008. These reductions in R&D expenses were partially offset by an increase in clinical development costs associated with the forodesine program.
     G&A expenses decreased to $4.8 million for the six months ended June 30, 2009 from $5.6 million for the six months ended June 30, 2008. The lower expenses were primarily due to decreases in consulting fees and personnel related costs.
     Interest income for the six months ended June 30, 2009 was $0.2 million as compared to $1.6 million for the six months ended June 30, 2008, due to a lower average cash and securities balance as well as significantly lower yield earned on interest-bearing assets.
     The net loss for the six months ended June 30, 2009 was $18.0 million, or $0.47 per share, compared to a net loss of $25.8 million, or $0.68 per share for the six months ended June 30, 2008.
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
     As of June 30, 2009, we held cash, cash equivalents and investments of $42.3 million. The $12.0 million decrease in cash, cash equivalents and investments during the second quarter 2009 included a $5.0 million payment to HHS to purchase peramivir API as permitted under our contract. We have determined that this API is in excess of the amount necessary to support U.S. regulatory approval. HHS is reviewing the purchase in light of the clinical development plan to complete U.S. registration. Pending completion of that review, the payment has been recorded as a prepayment on our June 30, 2009 balance sheet. We continue to expect that our net cash use in 2009 will be between $30.0 and $38.0 million, depending on the achievement of certain clinical milestones. This guidance excludes the one time cash payment of $5.0 million for peramivir API. We will continue to review and communicate on cash burn guidance in context of the dynamic environment.
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
     With the funds available at June 30, 2009 and future amounts that are expected to be received from HHS, Shionogi, and our other collaborators, we believe that our resources are sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.
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
Off-Balance Sheet Arrangements
     As of June 30, 2009, we are not involved in any unconsolidated entities or off-balance sheet arrangements.
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

     The following table summarizes our R&D expenses for the periods indicated. Note that amounts are in thousands.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Direct external R&D expenses by program:
PNP Inhibitor (forodesine HCl)	$2,387	$2,950	$4,742	$7,835
Neuraminidase Inhibitor (peramivir)	3,092	3,742	5,935	12,714
Other	204	452	387	2,295

All other R&D expenses:
Compensation and fringe benefits	3,024	3,169	6,208	6,536
Professional services	459	795	853	1,393
Travel	107	158	183	217
Operating and overhead allocation	1,940	2,107	4,194	4,281

Total R&D expenses	$11,213	$13,373	$22,502	$35,271

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
     As of June 30, 2009, we had two stock-based employee compensation plans, the Incentive Plan and the ESPP. Prior to January 1, 2006, we accounted for all share-based payments under the recognition and measurement provisions of APB Opinion No. 25 and other related interpretations, as permitted by Statement No. 123. No stock-based compensation cost related to our employees was recognized in the Statements of Operations for any period ending prior to January 1, 2006.
Information Regarding Forward-Looking Statements
     This filing contains forward-looking statements, including statements regarding future results, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:
•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts;

•	the potential funding from our contract with HHS for the development of peramivir;

•	the potential emergency use authorization for peramivir;

•	the potential shipment of peramivir by the U.S. government to the CDC Strategic National Stockpile;

•	the potential use of peramivir as a treatment for H1N1 flu (or other strains of flu);

•	our ability or the ability of our manufacturers to fully meet the demand for peramivir in the event of emergency use authorization or stockpiling;

•	the further preclinical or clinical development and commercialization of our product candidates, including peramivir, forodesine and other PNP inhibitor and hepatitis C development programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations;

•	plans, programs, filings, progress and potential success of our collaborations, including Mundipharma for forodesine and Shionogi and Green Cross for peramivir;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance; and

•	competitive companies, technologies and our industry.
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
Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     None

Item 1A.	Risk Factors
     Our 2008 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information below updates our risk factors as of June 30, 2009. These risk factors should be read in conjunction with all risk factors and information disclosed in that Form 10-K.
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
If HHS were to eliminate, reduce or delay funding from our contract, or dispute some of our incurred costs or other actions taken under the contract, this would have a significant negative impact on our revenues, cash flows and the development of peramivir.
     Our projections of revenues and incoming cash flows are substantially dependent upon HHS reimbursement for the costs related to our peramivir program. If HHS were to eliminate, reduce or delay the funding for this program or disallow some of our incurred costs, we would have to obtain additional funding for development of this drug candidate or significantly reduce or stop the development effort. Further, HHS may challenge actions that we have taken or may take under our contract, which could negatively impact our operating results and cash flows.
     In contracting with HHS, we are subject to various U.S. government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or if we are found to be in violation could result in contract termination. U.S. government contracts typically contain extraordinary provisions which would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e. federal acquisition regulation clauses), and the ability to terminate without cause. As such, the company may be at a disadvantage as compared to other commercial contracts. In addition, U.S. government contracts are subject to audit and modification by the government at its sole discretion. If the government terminates its contract with us for its convenience or if we default by failing to perform in accordance with the contract schedule and terms, significant negative impact on our cash flows and operations could result.
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
     Further development and potential commercialization of peramivir is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, potential commercialization of peramivir is subject to further risks, including but not limited to the following:
•	the injectable versions of peramivir are currently in clinical development and have been tested in a limited number of humans and may not be safe or effective;

•	necessary government or other third party funding and clinical testing for further development of peramivir may not be available timely, at all, or in sufficient amounts;

•	the avian flu prevention or treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines could substantially replace potential demand for an antiviral such as peramivir;

•	any substantial demand for avian flu treatments may occur before peramivir can be adequately developed and tested in clinical trials;

•	injectable forms of peramivir may not prove to be accepted by patients and physicians as a treatment for seasonal influenza compared to the other currently marketed antiviral drugs, which would limit revenue from non-governmental entities;

•	numerous large and well-established pharmaceutical and biotech companies will be competing to meet the market demand for avian flu drugs and vaccines;

•	regulatory authorities may not make needed accommodations to accelerate the drug testing and approval process for peramivir; and

•	in the next few years, it is expected that a limited number of governmental entities will be the primary potential customers for peramivir and if we are not successful at marketing peramivir to these entities for any reason, we will not receive substantial revenues from stockpiling orders from these entities.
     If any or all of these and other risk factors occur, we will not attain significant revenues or gross margins from peramivir and our stock price will be adversely affected.
There are risks related to the potential emergency use of peramivir.
     There is no assurance or guarantee that the U.S. government will authorize peramivir for any emergency use or that such authorization would lead to a stockpiling order. Any stockpiling order may be immaterial in size or in monetary value. To the extent that peramivir is used as a treatment for H1N1 flu (or other strains of flu), there can be no assurance that it will prove to be generally safe, well tolerated and effective. There is no assurance that the U.S. government will choose to ship peramivir to the CDC Strategic National Stockpile. Unless we can obtain adequate assurances from the U.S. government regarding immunity from liability for the emergency use of peramivir, emergency use of peramivir may create certain liabilities for the company. There is no assurance that we or our manufacturers will be able to fully meet the demand for peramivir in the event of emergency use authorization or stockpiling. Further, we may not be able to agree on a price with the U.S. government, and we may not achieve a favorable price for stockpiling of peramivir in the U.S. or in any country. Our competitors may develop products that could compete with or replace peramivir.
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
     These contract manufacturers may not be able to manufacture the materials required or our drug product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third party manufacturers have met our manufacturing requirements, but they may not continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval in accordance with the FDA’s cGMPs and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.
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
     We and our partners are performing research on or developing products for the treatment of several disorders including T-cell mediated disorders (T-cell cancers, transplant rejection, psoriasis and other autoimmune indications), oncology, influenza, and hepatitis C. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai’s Targretin for CTCL and the current neuraminidase inhibitors marketed by Glaxo Smith Kline and Roche for influenza. With respect to the neuraminidase inhibitors, these companies may develop i.v. formulations that could compete with peramivir. Further, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP, influenza, hepatitis C, and in other therapeutic areas where we have discovery efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.
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
     Our success will depend in part on our ability and the abilities of our partners to obtain, protect and enforce viable intellectual property rights including but not limited to trade name, trade mark and patent protection for our company and its products, methods, processes and other technologies we may license or develop, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties both domestically and abroad. The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the United States Patent and Trademark Office (“USPTO”), the Patent Cooperation Treaty offices, nor the courts of the United States and other jurisdictions have consistent policies nor predictable rulings regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology and pharmaceutical patents. Further, our intellectual property rights may not be legally protected or enforceable in all countries throughout the world. The validity, scope, enforceability and commercial value of these rights, therefore, is highly uncertain.

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
     If we or our partners are unable or fail to adequately initiate, protect, defend or enforce our intellectual property rights in any area of commercial interest or in any part of the world where we wish to seek regulatory approval for our products, methods, processes and other technologies, the value of the drug product candidates to produce revenue would diminish. Additionally, if our products, methods, processes, and other technologies or our commercial use of such products, processes, and other technologies, including but not limited to any trade name, trademark or commercial strategy infringe the proprietary rights of other parties, we could incur substantial costs. The USPTO and the patent offices of other jurisdictions have issued to us a number of patents for our various inventions and we have in-licensed several patents from various institutions. We have filed additional patent applications and provisional patent applications with the USPTO. We have filed a number of corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications, as appropriate. We have also filed certain trademark and trade name applications worldwide. We cannot assure you as to:
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
     We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We have product liability insurance covering our clinical trials in the amount of approximately $11.0 million. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:
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
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2009, the 52-week range of the market price of our stock was from $0.85 to $4.99 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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
          The Company held its 2009 Annual Meeting of Stockholders on April 30, 2009. At the meeting, the Company’s stockholders ratified the appointment of Ernst & Young, LLP as independent accountants with 32,073,931 shares voted for ratification, 386,255 voted against and 46,073 abstentions and approved the Company’s Stock Incentive Plan with 21,058,617 shares voted for approval, 741,837 against, 127,533 abstentions and 10,578,273 broker non-votes. The voting with respect to the nominees for election as director was as follows:

Name	Votes for	Shares Withheld
Stephen R. Biggar, M.D., Ph.D.	31,819,231	687,029
Zola P. Horovitz, Ph.D.	29,038,696	3,467,564
          The terms of the following directors continued after the meeting: Dr. Seidenberg and Messrs. Erck, Featheringill, Higgins and Stonehouse.

Item 5.	Other Information
          None

Item 6.	Exhibits
See the Exhibit Index attached to this quarterly report and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of July 2009.

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

10.1
Stock Incentive Plan, as amended and restated effective February 4, 2009 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement, filed April 3, 2009, File No. 000-23186).

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