Form 10-Q
period 2009-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2009-11-06
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of October 23, 2009 was 38,823,355.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
September 30, 2009 and December 31, 2008
(In thousands, except per share data)

	2009	2008
	(Unaudited)	(Note 1)

Assets
Cash and cash equivalents	$18,226	$22,342
Marketable securities	17,259	39,186
Receivables from collaborations	11,626	11,982
Prepaid expenses and other current assets	3,201	1,137
Deferred collaboration expense	374	377

Total current assets	50,686	75,024

Marketable securities	3,007	1,786
Furniture and equipment, net	4,175	4,881
Deferred collaboration expense	2,720	3,001

Total assets	$60,588	$84,692

Liabilities and Stockholders’ Equity
Accounts payable	$3,200	$5,266
Accrued expenses	11,145	8,443
Accrued vacation	828	794
Deferred rent	53	40
Deferred revenue	2,509	2,565

Total current liabilities	17,735	17,108

Deferred rent	243	220
Deferred revenue	19,065	20,938

Stockholders’ equity:
Preferred stock: shares authorized – 5,000
Series B Junior Participating Preferred Stock, $.001 par value; shares authorized – 45; shares issued and outstanding – none	—	—
Common stock, $.01 par value: shares authorized –
95,000; shares issued and outstanding – 38,735 in 2009 and 38,275 in 2008	387	383
Additional paid-in capital	300,989	295,208
Accumulated other comprehensive income	40	103
Accumulated deficit	(277,871)	(249,268)

Total stockholders’ equity	23,545	46,426

Total liabilities and stockholders’ equity	$60,588	$84,692

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Periods Ended September 30, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	Three Months		Nine Months
	2009	2008	2009	2008
Revenues
Collaborative and other research and development	$10,548	$8,894	$19,694	$22,321

Expenses
Research and development	18,181	15,996	40,683	51,267
General and administrative	3,064	2,471	7,834	8,023

Total expenses	21,245	18,467	48,517	59,290

Loss from operations	(10,697)	(9,573)	(28,823)	(36,969)

Interest and other income	70	578	220	2,167

Net loss	$(10,627)	$(8,995)	$(28,603)	$(34,802)

Basic and diluted net loss per common share	$(0.28)	$(0.24)	$(0.75)	$(0.91)

Weighted average shares outstanding	38,460	38,095	38,300	38,040
See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
Operating activities
Net loss	$(28,603)	$(34,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,217	1,163
Stock-based compensation expense	4,179	4,509
Changes in operating assets and liabilities:
Receivables from collaborations	356	26,026
Prepaid expenses and other current assets	(2,064)	(451)
Deferred collaboration expense	284	688
Accounts payable and accrued expenses	670	(10,286)
Deferred rent	36	270
Deferred revenue	(1,929)	(3,453)

Net cash used in operating activities	(25,854)	(16,336)

Investing activities
Acquisitions of furniture and equipment	(511)	(1,140)
Purchases of marketable securities	(18,466)	(84,309)
Sales and maturities of marketable securities	39,109	85,941

Net cash provided by investing activities	20,132	492

Financing activities
Exercise of stock options	1,412	266
Employee stock purchase plan sales	194	375

Net cash provided by financing activities	1,606	641

Decrease in cash and cash equivalents	(4,116)	(15,203)
Cash and cash equivalents at beginning of period	22,342	31,155

Cash and cash equivalents at end of period	$18,226	$15,952

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Note 1 – Significant Accounting Policies
Basis of Presentation
The balance sheet as of September 30, 2009, the statements of operations for the three and nine months ended September 30, 2009 and 2008, and the statements of cash flows for the nine months ended September 30, 2009 and 2008 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the financial position at September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. There were no adjustments other than normal recurring adjustments.
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
The Company has evaluated subsequent events for disclosure through November 5, 2009, the date of issuance of the accompanying interim financial statements.
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
At September 30, 2009, the Company had approximately $20,266,000 of marketable securities, all of which were classified as available-for-sale. These securities consisted of U.S. Treasury and Agency securities and corporate bonds carried at estimated fair values. The estimated fair value of these securities was based on independent quoted market prices and represents the highest priority of Level 1 in the fair value hierarchy as defined in generally accepted accounting principles. The following table summarizes by year the scheduled maturity for the securities available-for-sale at September 30, 2009 and includes accrued interest of approximately $14,000. Note that amounts are in thousands.

2010	$17,259
2011	3,007

$20,266

At September 30, 2009, the amortized cost of securities available-for-sale, including accrued interest, was approximately $20,226,000. At September 30, 2009, gross unrealized gains on securities available-for-sale were approximately $42,000 and gross unrealized losses on securities available-for-sale were approximately $2,000.

Receivables from Collaborations
Receivables are recorded for amounts due to the Company related to reimbursable research and development costs and event payments. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At September 30, 2009, the Company had the following receivables from collaborations. Amounts are in thousands.

	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$2,333	$8,072	$10,405
Shionogi & Co., Ltd.	1,125	—	1,125
Green Cross Corporation	37	—	37
Mundipharma International Holdings Limited	34	—	34
Other	25	—	25

Total	$3,554	$8,072	$11,626

Unbilled receivables from the U.S. Department of Health and Human Services (“HHS”) are net of a reserve for costs and fees of $4,919,000 at September 30, 2009 that are uncertain of recovery and related to the voluntarily terminated Phase 3 studies of the peramivir intramuscular (“i.m.”) program. The Company is in discussions with HHS regarding the reimbursement of these costs and fees. To the extent that any additional recoveries are realized or become probable of realization, the reserve will be adjusted in a future period(s). Any such adjustments could have a material impact on future operating results.
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
Patents and Licenses
The Company seeks patent protection on internally developed processes and products. All patent related costs are expensed to general and administrative expenses as incurred, as recoverability of such expenditures is uncertain.
Accrued Expenses
The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of September 30, 2009 consisted primarily of development and clinical trial expenses payable to contract research organizations (“CROs”) in connection with the Company’s research and development programs.
Income Taxes
The liability method is used in accounting for the Company’s income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had approximately $40,000 of unrealized gains on its securities available-for-sale that are included in accumulated other comprehensive income at September 30, 2009.

Other comprehensive loss for the periods ended September 30, 2009 and 2008 appear in the following table. Amounts are in thousands.

	Three Months		Nine Months
	2009	2008	2009	2008
Net loss	$(10,627)	$(8,995)	$(28,603)	$(34,802)
Unrealized loss on securities available-for-sale	—	(119)	(63)	(245)

Other comprehensive loss	$(10,627)	$(9,114)	$(28,666)	$(35,047)

Revenue Recognition
The Company’s revenues have generally been limited to license fees, event payments, research and development fees, government contracts, and interest income. Revenue from license fees, event payments, and research and development fees are recognized as revenue when the earnings process is complete and the Company has no further continuing performance obligations or the Company has completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized over an estimated period determined by management based on the terms of the agreement and the products licensed. In the event a license agreement contains multiple deliverables, the Company evaluates whether the deliverables are separate or combined units of accounting. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.
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
The Company recorded the following revenues from collaborations for the periods ended September 30, 2009 and 2008. Amounts are in thousands.

	Three Months		Nine Months
	2009	2008	2009	2008
U.S. Department of Health and Human Services	$8,544	$6,142	$16,350	$16,217
Shionogi and Co., Ltd.	1,565	914	2,170	1,712
Green Cross Corporation	55	18	93	56
Mundipharma International Holdings Limited	359	1,377	1,056	3,007
Roche	—	443	—	1,329
Other	25	—	25	—

Total	$10,548	$8,894	$19,694	$22,321

Research and Development Expenses
The Company’s research and development costs are charged to expense when incurred. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense when the related goods are delivered or the related services are performed. Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by CROs, materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. Most of the Company’s manufacturing and clinical and preclinical studies are performed by third-party CROs. Costs for studies performed by CROs are accrued by the Company over the service periods specified in the contracts and estimates are adjusted, if required, based upon the Company’s on-going review of the level of services actually performed.

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
At September 30, 2009, the Company had deferred collaboration expenses of approximately $3,094,000. These deferred expenses were sub-license payments, paid to the Company’s academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from the Company’s commercial partners and are being expensed in proportion to the related revenue being recognized. The Company believes that this accounting treatment appropriately matches expenses with the associated revenue.
Stock-Based Compensation
All share-based payments, including grants of stock option awards and restricted stock awards, are recognized in the Company’s income statement based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award.
As of September 30, 2009, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”), which was amended and restated in February 2009 and approved by the Company’s stockholders in April 2009, and the Employee Stock Purchase Plan (“ESPP”), which was amended and restated in February 2008 and approved by the Company’s stockholders in May 2008. In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Stock-based compensation expense of approximately $4,179,000 ($3,886,000 of expense related to the Incentive Plan, $181,000 of expense related to the ESPP, and $112,000 of expense related to the inducement grant) was recognized during the first nine months of 2009, while approximately $4,509,000 ($4,277,000 of expense related to the Incentive Plan, $120,000 of expense related to the ESPP, and $112,000 of expense related to the inducement grant) was recognized during the first nine months of 2008.
As of September 30, 2009, there was approximately $6,985,000 of total unrecognized compensation cost related to non-vested stock option awards and stock awards granted by the Company. That cost is expected to be recognized as follows: $1,335,000 in the remainder of 2009, $3,813,000 in 2010, $1,273,000 in 2011, $441,000 in 2012, and $123,000 in 2013.
Net Loss Per Share
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
Related activity under the Incentive Plan is as follows:

			Weighted
	Awards	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2008	1,114,630	5,477,649	$8.30
Plan Amendment	1,540,000	—	—
Stock option awards granted	(1,550,900)	1,550,900	1.99
Stock option awards exercised	—	(336,191)	4.20
Stock option awards canceled	486,728	(486,728)	8.15

Balance September 30, 2009	1,590,458	6,205,630	6.96

For stock option awards granted under the Incentive Plan during the first nine months of 2009 and 2008, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during the first nine months of 2009 and 2008 was $1.50 and $2.15, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following summarizes the key assumptions used by the Company to value the stock option awards granted during the first nine months of 2009 and 2008. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted to
Employees and Directors under the Incentive Plan

	2009	2008
Expected Life in Years	5.6	5.5
Expected Volatility	104.3%	78.3%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.1%	2.8%
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
Employee Stock Purchase Plan
The Company has reserved a total of 600,000 shares of common stock to be purchased under the ESPP, of which 56,494 shares remain available for purchase at September 30, 2009. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. The Company issued 123,357 shares during the first nine months of 2009 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Stock Inducement Grant
In March 2007, the Company’s Board of Directors approved a stock inducement grant of 110,000 stock option awards and 10,000 restricted stock awards to recruit a new employee to a key position within the Company. The stock option awards were granted in April 2007 with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The stock option awards have contractual terms of 10 years. The vesting exercise provisions of both the stock option awards and the restricted stock awards granted under the inducement grant are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the respective agreements. The weighted average grant date fair value of these stock option awards was $5.25. The exercise price of the stock option awards and the grant date fair value of the restricted stock awards granted under the inducement grant was $8.20. As of September 30, 2009, 6,042 shares granted under the restricted stock awards have vested.
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
On September 18, 2009, HHS and the Company executed a contract modification that awarded an additional $77.2 million to the Company to complete Phase 3 development of intravenous (“i.v.”) peramivir, bringing the total award from HHS for the development of peramivir to $179.9 million. The modification also extended the contract term by 12 months to five years.
The Company has determined that there is an excess of approximately $5.0 million dollars of peramivir active pharmaceutical ingredient (“API”) beyond that necessary to support U.S. regulatory approval. As permitted under our contract, in June 2009, the Company tendered payment of $5.0 million dollars to HHS for the repurchase of the excess API at acquisition cost. HHS has returned payment pending its complete review of the API excess in light of the clinical development plan as well as the calculation for the acquisition cost for the purchase of the excess API. HHS acknowledges that at least half of the API is excess.
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
The Company is currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine. The Company does not believe that it is responsible for any of the disputed amounts. The Company is engaged in ongoing discussions to resolve this dispute. The maximum potential exposure to the Company is estimated to be approximately $2.5 million. Because of the preliminary nature of the discussions, no amounts have been accrued as of September 30, 2009.
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
The University of Alabama at Birmingham. The Company currently has agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for the Company in return for research payments and license fees. UAB has granted the Company certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with the Company. The Company has agreed to pay single digit royalties on BioCryst’s sales of any resulting product and to share in future payments received from other third-party partners. The Company has completed the research under the UAB agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by the Company upon three months notice and by UAB under certain circumstances. Upon termination both parties shall cease using the other parties proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between the Company and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi and Green Cross agreements, or commercializes products related to these programs, we will owe sublicense fees or royalties on amounts we receive.
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
Note 4 – Income Taxes
As of September 30, 2009, the majority of the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to the NOL carryforwards. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax asset until it is more likely than not that the related tax benefits will be realized.

The Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements as of September 30, 2009. Tax years 2005-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2005 are also open to examination to the extent of loss and credit carryforwards from those years.
The Company will recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued related to unrecognized tax benefits as of September 30, 2009.
Note 5 – Subsequent Events
In November 2009, the Company announced that Shionogi filed a New Drug Application (“NDA”) in Japan to seek regulatory approval for i.v. peramivir to treat patients with influenza. As a consequence of this filing, the Company will receive a milestone payment of $7.0 million under its agreement with Shionogi.
Also in November 2009, the Company received and filled an initial order for 10,000 courses of i.v. peramivir with a value of $22.5 million under a newly issued contract with HHS.

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
Following the completion of a Phase 1/Phase 2 clinical trial of forodesine in patients with refractory CTCL, in October 2007 we initiated a planned pivotal trial with an oral formulation of forodesine for treatment of patients with CTCL. This trial is being conducted under an SPA agreement negotiated with the U.S. Food and Drug Administration (“FDA”) and will serve as a basis for a new drug application to the FDA using the oral formulations in patients with relapsed CTCL. In February 2007, we announced that the Committee for Orphan Medicinal Products of the European Medicines Agency had granted orphan drug designation to forodesine for the treatment of CTCL. The trial continues to enroll subjects with CTCL stages IIB through IVA who have failed three systemic therapies. Enrollment in the study has continued to progress, and is now approaching the targeted 130 to 140 subjects in this study. We expect to report preliminary data on this study in the first half of 2010. Long-term data from a prior Phase 2 study of forodesine in patients with CTCL was presented at the 45th Annual Meeting of the American Society of Clinical Oncology. This poster presentation reviewed the safety and efficacy of forodesine for CTCL patients of stage Ib to stage IV who have failed standard therapies and received forodesine treatment for greater than 12 months.
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

•	Continued development of i.v. peramivir Phase 2 and Phase 3 clinical trials
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
The multicenter, randomized, double-blind, double-dummy, active-controlled, Phase 2 study enrolled 137 patients, who tested positive by rapid antigen test for influenza and had one or more criteria for hospitalization, namely: age > 60 years, chronic lung disease, congestive heart failure, diabetes mellitus, low oxygen saturation, low blood pressure, or severity of illness requiring supportive care. Of the 137 patients randomized, 122 age 19 to 101 years had influenza confirmed by polymerase chain reaction testing and were included in the intent-to-treat infected patient population; 41 patients received oseltamivir 75mg orally twice-daily, 41 patients received 200 mg i.v. peramivir once-daily and 40 patients received 400 mg i.v. peramivir once-daily.
In September 2009 we announced that we are initiating two Phase 3 studies of i.v. peramivir for the treatment of hospitalized patients with serious influenza. These studies are intended to support U.S. regulatory approval of peramivir as a treatment for influenza. One Phase 3 study is a multicenter, randomized, double-blind, controlled study to evaluate the efficacy and safety of i.v. peramivir administered once-daily for five days in addition to standard of care, compared to standard of care alone, in adults and adolescents who are hospitalized due to serious influenza. The other Phase 3 study is an open-label, randomized study of the anti-viral activity, safety and tolerability of i.v. peramivir 600 mg administered once-daily compared with split doses twice-daily for five days in adult and adolescent hospitalized subjects with confirmed or suspected influenza infection. The combined enrollment target for these studies is approximately 700 patients. We are advancing the clinical development of i.v. peramivir under our contract with HHS. We received an award of $77.2 million to complete Phase 3 development of i.v. peramivir pursuant to a recent contract modification with HHS. This additional funding brings the total award from HHS for the development of peramivir to $179.9 million and extends the contract term by 12 months to five years.
We have determined that there is an excess of approximately $5.0 million of peramivir API beyond that necessary to support U.S. regulatory approval. As permitted under our contract, in June 2009 we tendered payment of $5 million to HHS for the repurchase of the excess API at acquisition cost. HHS has returned payment pending its complete review of the API excess in light of the clinical development plan as well as the calculation for the acquisition cost for the purchase of the excess API. HHS acknowledges that at least half of the API is excess.
Also in September 2009, we received a request for proposal (“RFP”) from HHS for the supply of i.v. peramivir for the treatment of critically ill influenza patients under an Emergency Use Authorization (“EUA”). The RFP indicates that the minimum and maximum order quantities to be ordered by the government are 1,000 and 40,000 courses of anti-viral treatment. The RFP specifies that we would also be required to maintain the ability to manufacture additional treatment courses dependent on the volume and size of anti-viral orders received from HHS for additional needs for either treatment or prophylaxis. The Company decided to initiate manufacture of approximately 133,000 courses of peramivir at a cost of approximately $10 million in advance of potential orders, so that it could have additional product available. On November 4, 2009 the Company received an initial order for 10,000 courses of i.v. peramivir (600 mg once-daily for five days) with a value of $22.5 million. The Company shipped the entire order from existing i.v. peramivir inventory to HHS on November 4, 2009.

In October, the Company announced that the FDA, in response to a request from the U.S. Centers for Disease Control and Prevention, has issued an EUA for the investigational antiviral drug intravenous (i.v.) peramivir in certain adult and pediatric patients with confirmed or suspected 2009 H1N1 influenza infection who are admitted to a hospital. Specifically, i.v. peramivir is authorized only for hospitalized adult and pediatric patients for whom therapy with an i.v. drug is clinically appropriate, based on specific reasons
In addition to the U.S. Government order that came from the request for proposal (RFP) negotiations, BioCryst has donated and transferred to HHS an initial supply sufficient for 1,200 courses of i.v. peramivir 600 mg once-daily for five days. This transfer was made under the development contract with HHS to allow doctors and patients near-term access to the drug, and is separate from the RFP process.
•	Development of intramuscular peramivir
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
•	Shionogi & Co., Ltd. development of intravenous peramivir for the treatment of influenza in the outpatient setting
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
Further, Shionogi recently filed its New Drug Application soon to seek regulatory approval for i.v. peramivir in Japan. This filing triggered a $7.0 million milestone payment to us under the current license agreement between the two companies.
•	Partnerships for peramivir for influenza outside the U.S.
We have signed binding letters of intent with three partners to exclusively represent us and our anti-viral peramivir for influenza stockpiling opportunities, as well as for marketing and distribution of peramivir for seasonal influenza upon local regulatory approval, within their territories outside the U.S. Each partner has initiated discussions with key government officials in their respective territories to discuss peramivir’s availability during this global health emergency. Our new partners include moksha8 Pharmaceuticals, Inc. for Brazil and Mexico, NT Pharma (Group) Co., Ltd. for China and Neopharm Group for Israel. BioCryst is in discussions with each of the parties regarding definitive agreements.
Moksha8 Pharmaceuticals, Inc. (“moksha8”) has established broad commercial operations in Brazil and Mexico, the two key countries in Latin America that represent approximately 75% of the Latin America pharmaceutical market. Moksha8 indicates that it is currently selling over $200 million of products in the anti-infectives, central nervous system and inflammation indications under partnerships with Roche and Pfizer. Products in moksha8’s portfolio include key brands such as Rocephin, Bactrim, Lexotan and Rivotril.
NT Pharma (“NT”) was established in 1995 and has over 1,000 employees, corporate offices in Hong Kong and sales and marketing subsidiaries in Shanghai, Beijing, Guangzhou, Suzhou, Taizhou and Hainan for the distribution of pharmaceutical products including prescription medicine and vaccines. In 2009, NT states that they expect to achieve sales revenue of RMB 3 billion (U.S.$440 million), with a nationwide network that covers more than 100 cities, 1,500 hospitals and 12,000 points of vaccination, reaching over 90% of China’s urban population.
The Neopharm Group (“Neopharm”) provides innovative integrated solutions across the health care spectrum. Throughout the years Neopharm has evolved into a diversified health care company. Building leadership and combining strengths in the areas of branded pharmaceuticals and biological products, vaccines (including H1N1 vaccine), hospital products, orphan drugs, medical devices and diagnostics has enabled Neopharm to become the second largest group in the Israeli healthcare market with annual sales of more than U.S.$300 million.
•	Study of BCX-4208
We have initiated a clinical study of BCX4208 for the treatment of gout. The study is a Phase 2, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of BCX4208 in subjects with gout. The study’s primary objective is to determine the effect of different doses of orally administered BCX4208 on serum uric acid levels in patients with gout. The trial is expected to enroll up to 120 subjects.
Results of Operations (three months ended September 30, 2009 compared to the three months ended September 30, 2008)
For the three months ended September 30, 2009, collaborative and other research and development revenues were $10.5 million compared to $8.9 million for the three months ended September 30, 2008. This increase was the result of higher revenues from our contract with HHS for the development of peramivir and from our collaboration with Shionogi. The increase in revenues was offset by a reduction in revenue from our collaboration with Mundipharma, as well as lower amortization of deferred revenue from our collaboration arrangements. Included in revenue from HHS for the three months ended September 30, 2009 was approximately $2.0 million, which represents the difference between the provisional indirect rates billed to HHS during 2008 and the actual indirect rates as determined in the Company’s annual incurred cost submission. This additional revenue will be subject to an audit performed by the government and any adjustments that could have a material impact would be recorded in future period(s).

Research and development (“R&D”) expenses increased to $18.2 million for the third quarter of 2009 from $16.0 million for the third quarter of 2008. The higher R&D expenses resulted from an increase in manufacturing costs and consulting fees associated with our peramivir program, offset by reductions in clinical development costs for our peramivir and forodesine programs. In addition, general operating costs as well as personnel related costs were lower in the current quarter of 2009 compared to the same quarter of the prior year.
General and administrative (“G&A”) expenses increased to $3.1 million for the third quarter of 2009 from $2.5 million for the third quarter of 2008, primarily due to increases in legal and consulting fees.
Interest income for the three months ended September 30, 2009 was $0.1 million as compared to $0.6 million for the three months ended September 30, 2008. The decrease was driven by a lower average cash and securities balance as well as a significantly lower yield earned on interest-bearing assets.
The net loss for the third quarter of 2009 was $10.6 million, or $0.28 per share, compared to a net loss of $9.0 million, or $0.24 per share for the third quarter of 2008.
Results of Operations (nine months ended September 30, 2009 compared to the nine months ended September 30, 2008)
Collaborative and other R&D revenues decreased to $19.7 million for the nine months ended September 30, 2009 as compared to $22.3 million for the nine months ended September 30, 2008. This change was driven by a reduction in revenue from our collaboration with Mundipharma and lower amortization of deferred revenue from our collaboration arrangements. Revenues related to our contract with HHS for the development of peramivir were higher during the first nine months of the current year compared to the same period of last year due to a $4.9 million reserve recorded against revenue in 2008 for amounts we had previously expected to receive from HHS. In addition, revenue from our collaboration with Shionogi was higher during the nine months ended September 30, 2009.
R&D expenses decreased to $40.7 million for the first nine months of 2009 from $51.3 million for the same period of the prior year. The decrease in R&D expenses was due to a decrease in clinical development costs and toxicology costs associated with our peramivir and forodesine programs, a reduction in manufacturing costs associated with our forodesine program, and lower costs incurred on the pre-clinical compounds. In addition, general operating costs as well as personnel related costs were lower in the first nine months of 2009 compared to the first nine months of 2008. These reductions in R&D expenses were partially offset by an increases in manufacturing costs and consulting fees associated with our peramivir program.
G&A expenses decreased to $7.8 million for the nine months ended September 30, 2009 from $8.0 million for the nine months ended September 30, 2008. The lower expenses were primarily due to decreases in personnel related costs and consulting fees, offset by an increase in legal fees.
Interest income for the nine months ended September 30, 2009 was $0.2 million as compared to $2.2 million for the nine months ended September 30, 2008, due to a lower average cash and securities balance as well as significantly lower yield earned on interest-bearing assets.
The net loss for the nine months ended September 30, 2009 was $28.6 million, or $0.75 per share, compared to a net loss of $34.8 million, or $0.91 per share for the nine months ended September 30, 2008.
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

The objective of our investment policy is to ensure the safety and preservation of invested funds, as well as maintaining liquidity sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. We have not realized any significant losses from our investments.
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
Our cash, cash equivalents and investments balance has decreased from $63.3 million as of December 31, 2008 to $38.5 million as of September 30, 2009, primarily due to monthly cash burn from operations offset by cash received from collaborations. As a result, our net cash burn rate has been approximately $2.8 million per month in 2009. Given certain manufacturing activities in anticipation of government needs, and pending certain clinical activities, we now expect our cash use for 2009 to be near the top end of the previous guidance range of $30 to $38 million. Cash use during the remainder 2009 will depend on potential events such as the level of i.v. peramivir manufacturing and stockpiling activities. During the upcoming planning cycle, the Company will align its cash needs and clinical development activities to carry its clinical programs through 2010.
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
With the funds available at September 30, 2009 and future amounts that are expected to be received from HHS, Shionogi, and our other collaborators, we believe that our resources are sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.
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
We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time we deem market conditions to be favorable. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and from the HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale-back or eliminate certain of our research and development programs.
Off-Balance Sheet Arrangements
As of September 30, 2009, we are not involved in any unconsolidated entities or off-balance sheet arrangements.
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
Revenue Recognition
Our revenues have generally been limited to license fees, event payments, research and development fees, government contracts, and interest income. Revenue from license fees, event payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations or we have completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized as earned over an estimated period determined by management based on the terms of the agreement and the products licensed. For example, in the Mundipharma license agreement, we deferred the upfront payment over the remaining life of the patent, which is 2017. In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.
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
Research and Development Expenses
Our research and development costs are charged to expense when incurred. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense when the related goods are delivered or the related services are performed. Major components of R&D expenses consist of personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services, materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. Most of our manufacturing and our clinical and preclinical studies are performed by third-party CROs. We accrue costs for studies performed by CROs over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of services actually performed.
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

The following table summarizes our R&D expenses for the periods indicated. Note that amounts are in thousands.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Direct external R&D expenses by program:
PNP Inhibitor (forodesine HCl)	$2,444	$3,662	$7,186	$11,497
Neuraminidase Inhibitor (peramivir)	9,778	4,984	15,713	17,698
Other	349	429	736	2,724

All other R&D expenses:
Compensation and fringe benefits	3,044	3,649	9,252	10,185
Professional services	70	858	923	2,251
Travel	126	78	309	295
Operating and overhead allocation	2,370	2,336	6,564	6,617

Total R&D expenses	$18,181	$15,996	$40,683	$51,267

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
Information Regarding Forward-Looking Statements
This filing contains forward-looking statements, including statements regarding future results, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:
•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts;
•	the potential funding from our contract with HHS for the development of peramivir;
•	the potential for a stockpiling order or profit from any order for peramivir;
•	the potential use of peramivir as a treatment for H1N1 flu (or other strains of flu);
•	our ability or the ability of our manufacturers to fully meet the demand for peramivir in the event of emergency use authorization or stockpiling;
•	the further preclinical or clinical development and commercialization of our product candidates, including peramivir, forodesine and other PNP inhibitor and hepatitis C development programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations;

•	plans, programs, filings, progress and potential success of our collaborations, including Mundipharma for forodesine and Shionogi and Green Cross for peramivir;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance; and

•	competitive companies, technologies and our industry.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The objective of our investment policy is to ensure the safety and preservation of invested funds, as well as maintaining liquidity sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we do not believe that we have material exposure to interest rate risk arising from our investments. We have not realized any significant losses from our investments.

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Our 2008 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information below updates our risk factors as of September 30, 2009. These risk factors should be read in conjunction with all risk factors and information disclosed in that Form 10-K.
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
As our clinical programs continue to grow and patient enrollment increases, our costs will increase. Our current and planned clinical trials plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our drug candidates will consume significant capital resources. Our expenses, revenues and burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount of funding we receive from HHS for peramivir, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our drug candidates, the amount or profitability of any orders for peramivir by any government agency or other party, the progress and results of our current and proposed clinical trials for our most advanced drug products, the progress made in the manufacturing of our lead products and the progression of our other programs.
We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time we deem market conditions to be favorable. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, including governmental agencies, in general and from any HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale-back or eliminate certain of our research and development programs.
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
In contracting with HHS, we are subject to various U.S. government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or if we are found to be in violation could result in contract termination. U.S. government contracts typically contain extraordinary provisions which would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e., federal acquisition regulation clauses), and the ability to terminate without cause. As such, the company may be at a disadvantage as compared to other commercial contracts. In addition, U.S. government contracts are subject to audit and modification by the government at its sole discretion. If the government terminates its contract with us for its convenience or if we default by failing to perform in accordance with the contract schedule and terms, significant negative impact on our cash flows and operations could result.

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
Our development peramivir for influenza is subject to all disclosed drug development and potential commercialization risks and numerous additional risks. Any potential revenue benefits to us are highly speculative.
Further development and potential commercialization of peramivir is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, potential commercialization of peramivir is subject to further risks, including but not limited to the following:
•	the injectable versions of peramivir are currently in clinical development and have been tested in a limited number of humans and may not be safe or effective;

•	necessary government or other third party funding and clinical testing for further development of peramivir may not be available timely, at all, or in sufficient amounts;

•	the avian flu prevention or pandemic treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines could substantially replace potential demand for an antiviral such as peramivir;

•	any substantial demand for avian flu treatments or other pandemic flu treatment may occur before peramivir can be adequately developed and tested in clinical trials;

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
There are risks related to the potential emergency use or sale of peramivir.
To the extent that peramivir is used as a treatment for H1N1 flu (or other strains of flu), there can be no assurance that it will prove to be generally safe, well tolerated and effective. Emergency use of peramivir may create certain liabilities for the company. There is no assurance that we or our manufacturers will be able to fully meet the demand for peramivir in the event of additional orders. Further, we may not achieve a favorable price for additional orders of peramivir in the U.S. or in any other country. Our competitors may develop products that could compete with or replace peramivir.
There is no assurance that the non-U.S. partnerships that we have entered into for peramivir will result in any order for peramivir in those countries. There is no assurance that peramivir will be approved for emergency use or will achieve market approval in those countries. In the event that any emergency use is granted, there is no assurance that any order by any non-U.S. partnership will be substantial or will be profitable to the company. The sale of peramivir, emergency use or other use of peramivir in any country may create certain liabilities for the company.
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
We or our partners must obtain regulatory approval before marketing or selling our future drug products. If we or our partners are unable to receive regulatory approval and do not market or sell our future drug products, we will never receive any revenue from such product sales. In the United States, we or our partners must obtain FDA approval for each drug that we intend to commercialize. The process of preparing for and obtaining FDA approval may be lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation and export laws of the U.S. Neither the FDA nor foreign regulatory agencies have approved any of our drug product candidates. Because of the risks and uncertainties in biopharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If the FDA delays regulatory approval of our product candidates, our management’s credibility, our company’s value and our operating results may suffer. Even if the FDA or foreign regulatory agencies approve a product candidate, the approval may limit the indicated uses for a product candidate and/or may require post-marketing studies.
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2009, the 52-week range of the market price of our stock was from $0.85 to $13.47 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
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
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
On November 4, 2009, the Company received an initial order for 10,000 courses of i.v. peramivir with a value of $22.5 million under a newly issued contract with HHS. The Company shipped the entire order from existing i.v. peramivir inventory to HHS on November 4, 2009.
Item 6. Exhibits
See the Exhibit Index attached to this quarterly report and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of November 2009.

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

4.2	Amendment to Rights Agreement, dated as of August 5, 2007. Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q filed August 9, 2007.

10.1	Amendment #9 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated September 18, 2009.

10.2	Amendment #10 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated October 15, 2009.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.