Form 10-Q
period 2010-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2010-05-07
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
Commission File Number 000-23186
BIOCRYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	62-1413174 (I.R.S. Employer Identification No.)

2190 Parkway Lake Drive; Birmingham, Alabama (Address of principal executive offices)	35244 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of April 23, 2010 was 44,040,183.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
March 31, 2010 and December 31, 2009
(In thousands, except per share data)

	2010	2009
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$19,876	$41,125
Restricted cash	625	625
Marketable securities	43,169	27,839
Receivables from collaborations	26,627	33,722
Inventories	844	6,281
Prepaid expenses and other current assets	1,275	1,056
Deferred collaboration expense	374	374

Total current assets	92,790	111,022
Marketable securities	25,768	24,670
Furniture and equipment, net	3,564	3,872
Deferred collaboration expense	2,533	2,626

Total assets	$124,655	$142,190

Liabilities and Stockholders’ Equity
Accounts payable	$6,352	$18,070
Accrued expenses	11,336	15,795
Accrued vacation	857	839
Deferred rent	52	52
Deferred collaboration revenue	2,497	2,497

Total current liabilities	21,094	37,253
Deferred rent	217	230
Deferred collaboration revenue	17,817	18,441
Stockholders’ equity:
Preferred stock: shares authorized — 5,000 Series B Junior Participating Preferred Stock, $.001 par value; shares authorized — 95; shares issued and outstanding — none	—	—
Common stock, $.01 par value: shares authorized — 95,000; shares issued and outstanding — 44,012 in 2010 and 43,907 in 2009	440	439
Additional paid-in capital	350,325	348,572
Accumulated other comprehensive income (loss)	77	(25)
Accumulated deficit	(265,315)	(262,720)

Total stockholders’ equity	85,527	86,266

Total liabilities and stockholders’ equity	$124,655	$142,190

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009
(In thousands, except per share data)
(Unaudited)

	2010	2009
Revenues
Product sales	$325	$—
Royalties	711	—
Collaborative and other research and development	25,035	4,359

Total revenues	26,071	4,359
Expenses
Cost of products sold	86	—
Research and development	24,917	11,289
General and administrative	3,797	2,457

Total expenses	28,800	13,746

Loss from operations	(2,729)	(9,387)
Interest and other income	134	95

Net loss	$(2,595)	$(9,292)

Basic and diluted net loss per common share	$(0.06)	$(0.24)

Weighted average shares outstanding	43,925	38,204
See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
Operating activities
Net loss	$(2,595)	$(9,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	391	410
Stock-based compensation expense	1,406	1,328
Changes in operating assets and liabilities:
Receivables from collaborations	7,095	2,135
Inventories	5,437	—
Prepaid expenses and other current assets	(219)	445
Deferred collaboration expense	93	95
Accounts payable and accrued expenses	(16,159)	(3,528)
Deferred rent	(13)	(10)
Deferred collaboration revenue	(624)	(643)

Net cash used in operating activities	(5,188)	(9,060)
Investing activities
Acquisitions of furniture and equipment	(83)	(95)
Purchases of marketable securities	(18,123)	—
Sales and maturities of marketable securities	1,797	3,028

Net cash (used in) provided by investing activities	(16,409)	2,933
Financing activities
Exercise of stock options	177	—
Employee stock purchase plan sales	173	90
Purchases of treasury stock	(2)	—

Net cash provided by financing activities	348	90

Decrease in cash and cash equivalents	(21,249)	(6,037)
Cash and cash equivalents at beginning of period	41,125	22,342

Cash and cash equivalents at end of period	$19,876	$16,305

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Note 1 — Significant Accounting Policies
Basis of Presentation
     The balance sheet as of March 31, 2010, the statements of operations for the three months ended March 31, 2010 and 2009, and the statements of cash flows for the three months ended March 31, 2010 and 2009 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments.
     These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2009 has been derived from the audited financial statements included in the Company’s most recent Annual Report on Form 10-K.
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
     The Company classifies all of its marketable securities as available-for-sale. Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its securities available-for-sale for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At March 31, 2010, the Company believes that the costs of its securities are recoverable in all material respects.
     The following tables summarize the fair value of the Company’s securities by type at March 31, 2010. The estimated fair value of the Company’s securities was based on independent quoted market prices and represents the highest priority of Level 1 in the fair value hierarchy as defined in generally accepted accounting principles. Amounts are in thousands.

			Gross	Gross
			Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Accrued Interest	Gains	Losses	Value
U.S. Treasury securities	$20,010	$16	$27	$(1)	$20,052
Obligations of U.S. government agencies	17,064	36	9	(6)	17,103
Corporate debt securities	13,393	86	29	(—)	13,508
Commercial paper	15,604	—	3	(1)	15,606
Municipal obligations	2,650	1	20	(3)	2,668

Total marketable securities	$68,721	$139	$88	$(11)	$68,937

     The following table summarizes the scheduled maturity for the Company’s securities available-for-sale at March 31, 2010. Amounts are in thousands.

2010
Maturing in one year or less	$43,169
Maturing after one year through two years	23,406
Maturing after two years	2,362

Total marketable securities	$68,937

Receivables from Collaborations
     Receivables are recorded for amounts due to the Company related to reimbursable research and development costs. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At March 31, 2010, the Company had the following receivables from collaborations. Amounts are in thousands.

	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$11,600	$14,032	$25,632
Shionogi & Co. Ltd.	731	—	731
Other	202	62	264

Total	$12,533	$14,094	$26,627

     Included in receivables from the U.S. Department of Health and Human Services (“HHS”) is $7,233,000 related to indirect cost rate adjustments for calendar years 2007, 2008, 2009, and 2010. These adjustments are calculated as the difference between the actual indirect costs incurred against the contract during a calendar year and the indirect costs that are invoiced at a provisional billing rate during the calendar year. Because these adjustment amounts represent actual costs incurred in performance of the contract and the costs are allowable, reasonable, and allocable to the contract, the Company has recorded revenue accordingly. The Company’s calculations of its indirect cost rates are subject to an audit by the federal government. The Company does not anticipate receiving payment for these indirect cost rate adjustments until those audits have been completed.
Inventories
     Inventories on hand as of March 31, 2010 are related to peramivir manufacturing supplies (vials, stoppers, and seals) that are unused and have an alternative future use should sales of peramivir fail to materialize.
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

Accrued Expenses
     The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of the balance sheet dates. Accrued expenses as of March 31, 2010 consisted primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.
Income Taxes
     The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had approximately $77,000 of unrealized gains on its securities available-for-sale that are included in accumulated other comprehensive income at March 31, 2010.
     Other comprehensive loss for the three months ended March 31, 2010 and 2009 appear in the following table. Amounts are in thousands.

	2010	2009
Net loss	$(2,595)	$(9,292)
Unrealized gain (loss) on securities available-for-sale	102	(35)

Other comprehensive loss	$(2,493)	$(9,327)

Revenue Recognition
     Prior to the fourth quarter of 2009, the Company’s revenues have generally been limited to license fees, event payments, research and development fees, government contracts, and interest income. Revenue from license fees, event payments, and research and development fees is recognized when the earnings process is complete and the Company has no further continuing performance obligations or the Company has completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized over an estimated period determined by management based on the terms of the agreement and the products licensed. In the event a license agreement contains multiple deliverables, the Company evaluates whether the deliverables are separate or combined units of accounting. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.
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
     During the first quarter of 2010, the Company recognized revenues related to product sales of peramivir. Sales are recognized when products are shipped, title and risk of loss have passed, and collectability is reasonably assured. The Company did not provide a right of product return in conjunction with these sales.
     Royalty revenue is recognized based on estimates of royalties earned during the applicable period and adjusted for differences between the estimated and actual royalties in the following period.
     The Company recorded the following revenues from collaborations for the three months ended March 31, 2010 and 2009. Amounts are in thousands.

	2010	2009
Product sales:
NT Pharma, Co., Ltd.	$250	$—
moksha8 Pharmaceuticals, Inc.	75	—

Total product sales	325	—
Royalties:
Shionogi	711	—

Total royalties	711	—
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	10,689	3,658
Shionogi	13,079	309
Mundipharma	642	373
Green Cross	625	19

Total collaborative and other research and development revenues	25,035	4,359

Total revenues	$26,071	$4,359

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
     At March 31, 2010, the Company had deferred collaboration expenses of approximately $2,907,000. These deferred expenses were sub-license payments, paid to the Company’s academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from the Company’s commercial partners and are being expensed in proportion to the related revenue being recognized. The Company believes that this accounting treatment appropriately matches expenses with the associated revenue.
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

Note 2 — Stock-Based Compensation
     As of March 31, 2010, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”), which was amended and restated in February 2009 and approved by the Company’s stockholders in April 2009, and the Employee Stock Purchase Plan (“ESPP”), which was amended and restated in February 2008 and approved by the Company’s stockholders in May 2008. In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Stock-based compensation expense of $1,406,000 ($1,326,000 of expense related to the Incentive Plan, $42,000 of expense related to the ESPP, and $38,000 of expense related to the inducement grant) was recognized during the first three months of 2010, while $1,328,000 ($1,250,000 of expense related to the Incentive Plan, $40,000 of expense related to the ESPP, and $38,000 of expense related to the inducement grant) was recognized during the first three months of 2009.
     There was approximately $9,703,000 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock awards granted by the Company as of March 31, 2010. That cost is expected to be recognized as follows: $3,637,000 in 2010, $2,611,000 in 2011, $1,781,000 in 2012, $1,463,000 in 2013, and $211,000 in 2014.
Stock Incentive Plan
     The Company grants stock option awards and restricted stock awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. Stock option awards granted to non-employee directors of the Company generally vest over one year. All stock option awards have contractual terms of 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.
     Related activity under the Incentive Plan is as follows:

			Weighted
	Awards	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2009	1,773,372	5,826,528	$6.58
Stock option awards granted	(1,311,820)	1,311,820	6.67
Stock option awards exercised	—	(75,939)	2.33
Stock option awards canceled	13,552	(13,552)	15.38

Balance March 31, 2010	475,104	7,048,857	6.62

     For stock option awards granted under the Incentive Plan during the first three months of 2010 and 2009, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during the first three months of 2010 and 2009 was $4.63 and $0.90, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following summarizes the key assumptions used by the Company to value the stock option awards granted during the first three months of 2010 and 2009. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to
Employees and Directors under the Incentive Plan

	2010	2009
Expected Life in Years	5.5	5.6
Expected Volatility	88.7%	103.2%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.5%	2.1%
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
Employee Stock Purchase Plan
     The Company has reserved a total of 600,000 shares of common stock to be purchased under the ESPP, of which 26,766 shares remain available for purchase at March 31, 2010. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. The Company issued 29,728 shares during the first three months of 2010 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.
Stock Inducement Grant
     In March 2007, the Company’s Board of Directors approved a stock inducement grant of 110,000 stock option awards and 10,000 restricted stock awards to recruit a new employee to a key position within the Company. The stock option awards were granted in April 2007 with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The stock option awards have contractual terms of 10 years. The vesting exercise provisions of both the stock option awards and the restricted stock awards granted under the inducement grant are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the respective agreements. The weighted average grant date fair value of these stock option awards was $5.25. The exercise price of the stock option awards and the grant date fair value of the restricted stock awards granted under the inducement grant was $8.20. As of March 31, 2010, 7,291 shares granted under the restricted stock awards have vested.
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
     The Company deferred the $14.0 million up-front payment that was initially received from Shionogi. This deferred revenue began to be amortized to revenue in April 2007 and will continue through December 2018. In December 2007, the Company received a $7.0 million milestone payment from Shionogi for their initiation of a Phase 2 clinical trial with i.v. peramivir. In November 2009, the Company received a second $7.0 million milestone payment from Shionogi for their filing of a New Drug Application (“NDA”) in Japan to seek regulatory approval for i.v. peramivir. In January 2010, the Company received a third $7.0 million milestone payment from Shionogi related to their achievement in obtaining marketing and manufacturing approval of i.v. peramivir in Japan.
     Green Cross Corporation (“Green Cross”). In June 2006, the Company entered into an agreement with Green Cross to develop and commercialize peramivir in Korea. Under the terms of the agreement, Green Cross will be responsible for all development, regulatory, and commercialization costs in Korea. The Company received a one-time license fee of $250,000. The agreement also provides for relatively insignificant future milestone payments. The license also provides that the Company will share in profits resulting from the sale of peramivir in Korea, including the sale of peramivir to the Korean government for stockpiling purposes. Furthermore, Green Cross will pay the Company a premium over its cost to supply peramivir for development and any future marketing of peramivir products in Korea. Both parties have the right to terminate in the event of an uncured material breach. In the event of termination all rights, data, materials, products and other information would be transferred to the Company. The Company deferred the up-front payment that was received from Green Cross. This deferred revenue began to be amortized to revenue in August 2006 and continued through November 2009.
     Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of the Company’s lead purine nucleoside phosphorylase (“PNP”) inhibitor, forodesine, for use in oncology. Under the terms of the agreement, Mundipharma obtained rights to forodesine in markets across Europe, Asia, and Australasia in exchange for a $10.0 million up-front payment. In addition, Mundipharma contributed $10.0 million of the documented out of pocket development costs incurred by the Company in respect of the current and planned trials as of the effective date of the agreement and Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15.0 million. The license provides for possibility of future event payments totaling $155.0 million for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, the agreement provides that the Company will receive royalties (ranging from single digits to mid teens) based on a percentage of net product sales, which varies depending upon when certain indications receive NDA approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. The Company licensed forodesine and other PNP inhibitors from AECOM and IRL and will owe sublicense payments to these third parties on the upfront payment, event payments, and royalties received by the Company from Mundipharma.
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
     The Company is currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine. Notwithstanding, the Company does not believe that it is responsible for any of the disputed amounts. The Company is engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to the Company is estimated to be approximately $2.2 million. No amounts have been accrued as of March 31, 2010.
     Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. (“AECOM” and “IRL” respectively). In June 2000, the Company licensed a series of potent PNP inhibitors from AECOM and IRL (collectively, the “Licensors”). The license agreement was amended in July 2002, April 2005 and December 2009. The lead drug candidates from this collaboration are forodesine and BCX4208. The Company has obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, drug candidates that might arise from research on these PNP inhibitors. The Company has the option to expand the agreement to include other inventions in the field made by the investigators or employees of the Licensors. The Company has agreed to use commercially reasonable efforts to develop these drugs. This license agreement may be terminated by the Company at any time by giving 60 days advance notice or in the event of material uncured breach by the Licensors.
     In addition, the Company agreed to pay certain milestone payments for each licensed product, which range in the aggregate from $1.4 million to almost $4.0 million per indication, for future development of these inhibitors, single digit royalties on net sales of any resulting product made by the Company, and to share approximately one quarter of future payments received from third-party sublicensees of the licensed PNP inhibitors, if any. The Company also agreed to pay annual license fees ranging from $150,000 to $500,000, creditable against actual royalties and other payments due to the Licensors.
     The University of Alabama at Birmingham (“UAB”). The Company currently has agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for the Company in return for research payments and license fees. UAB has granted the Company certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with the Company. The Company has agreed to pay single digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. The Company has completed the research under the UAB agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by the Company upon three months notice and by UAB under certain circumstances. Upon termination each party shall cease using the other party’s proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between the Company and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi and Green Cross agreements, or commercializes products related to these programs, the Company will owe sublicense fees or royalties on amounts it receives.
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
     The Company recognizes the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The Company concluded at December 31, 2009 that it had one uncertain tax position pertaining to its research and development credit carryforwards. The Company has not yet conducted an in-depth study of its research and development credits. This study could result in an increase or decrease to the Company’s research and development credits. Until studies are conducted of the Company’s research and development credits, no amounts are being recorded as an unrecognized tax benefits, separate from the valuation allowance against deferred tax assets. Any future changes to the Company’s unrecognized tax benefits would be offset by an adjustment to the valuation allowance and there would be no impact on the Company’s financial statements.
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
     Tax years 2006-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2006 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there were no provisions or accruals for interest and penalties during the three months ended March 31, 2010 and 2009.
Note 5 — Subsequent Event
     On May 5, 2010, the Company entered into a Fourth Amendment Agreement with AECOM and IRL (the “Licensors”). The amendment further amended the License Agreement dated June 27, 2000, by and among the Company and the Licensors as amended by a First Amendment Agreement effective July 26, 2002, a Second Amendment Agreement effective April 15, 2005 and a Third Amendment Agreement effective December 11, 2009 (collectively, the “License Agreement”), through which the Company obtained worldwide exclusive rights to develop and ultimately distribute any drug candidates that might arise from research on a series of PNP inhibitors, including forodesine and BCX-4208. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sublicensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments the Company may receive in the future under its license agreement dated February 1, 2006 with Mundipharma and (ii) royalties received from sublicensees of the Company in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by the Company remains unchanged.
     In consideration for the modifications to the license agreement, the Company issued to the Licensors shares of the Company’s common stock with an aggregate value of $6.0 million, based upon the volume weighted average price of the Company’s common stock for the twenty trading days preceding the date of the amendment ($7.881 per share), resulting in 761,326 shares issued. These shares were issued pursuant to the Company’s effective registration statement on Form S-3. The Licensors agreed that they would not, during any trading day, sell or otherwise transfer or dispose of more than an amount of shares equal to thirty percent of the average daily number of shares of the Company’s common stock traded over the previous ten trading days. The Company also agreed to pay certain fees or commissions incurred by the Licensors in connection with subsequent sales of the shares issued pursuant to the amendment.
     Additionally, at the Company’s sole option and subject to certain agreed upon conditions, any future non-royalty payments due to be paid by the Company to the Licensors under the license agreement may be made either in cash, in shares of the Company’s common stock, or in a combination of cash and shares.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding future results, performance, or achievements of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See “Information Regarding Forward-Looking Statements.”
Recent Corporate Highlights
•	Peramivir
     Intravenous peramivir.
     Collaborative Agreements. In January 2007, the U.S. Department of Health and Human Services (“HHS”) awarded us a $102.6 million, four-year contract for the advanced development of peramivir. In September 2009, we received an award of $77.2 million toward completion of the Phase 3 development of intravenous (“i.v.”) peramivir pursuant to a contract modification with HHS. This additional funding brings the total award from HHS for the development of peramivir to $179.9 million and extends the contract term by 12 months to five years. Any funding above the $179.9 million may be our responsibility. Through March 31, 2010, we have recognized approximately $125.8 million of revenue against the contract with HHS.
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
     In October 2009, the U.S. Food and Drug Administration (“FDA”), in response to a request from the U.S. Centers for Disease Control and Prevention, issued an EUA permitting the use of i.v. peramivir in hospitalized adult and pediatric patients with confirmed or suspected 2009 H1N1 influenza infection who have not responded to oral or inhaled antivirals or in whom oral or inhaled antiviral therapy is not feasible, and in adult patients for whom therapy with an i.v. drug is judged clinically appropriate due to other circumstances.
     In addition to the contract with HHS, in February 2007, we established a collaborative relationship with Shionogi & Co., Ltd. (“Shionogi”) for the development and commercialization of peramivir in Japan. We received an upfront payment of $14 million and the agreement provided for additional future clinical event milestone payments of up to $21 million. In October 2008, we and Shionogi amended the license agreement to expand the territory in the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase 3 clinical trial in Hong Kong.
     In July 2009, Shionogi announced positive results in two Phase 3 clinical trials of i.v. peramivir. The studies were sponsored by Shionogi and conducted during the 2008-2009 influenza season. Shionogi and Green Cross Corporation (“Green Cross”), the license holder of peramivir in Korea pursuant to a June 2006 license agreement with us, co-conducted the portion of the studies in Korea. Doses of i.v. peramivir of 300 mg and 600 mg, administered in single and multiple doses, were found to be generally safe and well-tolerated in these trials. Shionogi presented the data at the 2009 ICAAC / IDSA annual meeting in San Francisco, California.

     Shionogi previously completed a Phase 2 study of i.v. peramivir administered via a single dose infusion in the outpatient setting for treatment of seasonal influenza. Shionogi presented the data at the 2008 ICAAC / IDSA annual meeting in Washington, D.C.
     In January 2010, Shionogi received marketing and manufacturing approval for i.v. peramivir in Japan, and we received a third and final regulatory milestone payment of $7.0 million in January 2010 as a result of this approval. We may receive future commercial event milestone payments of up to $95 million from Shionogi. Shionogi has commercially launched peramivir under the commercial name RAPIACTA® in Japan. Shionogi has received the indications of single dose administration of 300 mg i.v. peramivir for adult uncomplicated seasonal influenza infection, as well as single and multiple dose administration of 600 mg i.v. peramivir for the patients at high-risk for complications associated with influenza. Shionogi is authorized to supply peramivir as either a 300 mg i.v. bag or a 150 mg vial for i.v. drip infusion. Shionogi also announced that it has completed clinical studies for pediatric patients and has filed an additional application for pediatric use of RAPIACTA® in Japan.
     Additionally, in January 2010, we announced that Green Cross had informed us that it had filed a New Drug Application (“NDA”) in South Korea to seek regulatory approval for i.v. peramivir to treat patients with influenza.
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
     Clinical Trials. In July 2007, we initiated a Phase 2 clinical trial of i.v. peramivir to compare the efficacy and safety of i.v. peramivir to orally administered oseltamivir in patients who require hospitalization due to acute influenza. The primary objective of the study was to evaluate time to clinical stability, which is a composite endpoint comprised of normalization of temperature, oxygen saturation, respiratory rate, systolic blood pressure and heart rate. This type of endpoint has previously been used in pneumonia studies, but not in influenza. Secondary objectives of the study included evaluation of viral shedding, mortality, clinical relapse and time to resumption of usual activities. We presented the results at the XI International Symposium on Respiratory Viral Infection being held in Bangkok, Thailand in February 2009.
     In September 2009 we announced that we are initiating two Phase 3 studies of i.v. peramivir for the treatment of hospitalized patients with serious influenza. The combined enrollment target for these studies is approximately 700 patients, and approximately 300 study locations are targeted to participate in these studies globally. These studies are intended to support U.S. regulatory approval of i.v. peramivir as a treatment for influenza. The Phase 3 development program of i.v. peramivir is ongoing. Investigator sites in Argentina, Australia, Brazil, Chile, New Zealand, Peru and South Africa have recently been added to prepare for enrollment of hospitalized influenza patients during the upcoming Southern Hemisphere flu season, which typically starts in May or June.
     Additional studies to provide further evidence of the efficacy of i.v. peramivir are under discussion with the FDA and HHS.
     Intramuscular peramivir. We completed a double-blind placebo-controlled Phase 2 clinical trial with i.m. peramivir testing two different dose levels of peramivir (150 mg and 300 mg) versus placebo in adults with acute uncomplicated influenza. While the trial did not demonstrate statistically significant differences for its primary endpoint of time to alleviation of symptoms, the preliminary analysis of the virologic data indicated that peramivir demonstrated statistically significant reductions in influenza virus shedding in both peramivir treatment groups compared to placebo, with greater reductions in the 300 mg dose. With this information and the additional pharmacokinetic information we have obtained subsequent to the trial, we initiated a Phase 2 placebo-controlled trial of 600 mg i.m. peramivir for the treatment of seasonal influenza. In May 2009, we announced preliminary results from the Phase 2 study of i.m. peramivir for the treatment of seasonal influenza. This Phase 2 study was a randomized, double-blind, placebo-controlled trial conducted in influenza seasons in the Southern Hemisphere (Australia, New Zealand and South Africa) in 2008 and the Northern Hemisphere (United States) in 2008 to 2009. While the study demonstrated a numerical trend in its primary endpoint of improvement in the median time to alleviation of symptoms (“TTAS”) in subjects with confirmed, acute, uncomplicated influenza infection versus placebo, the difference between the two study groups was not statistically significant. We are not planning additional development of i.m. peramivir at this time.

•	Forodesine
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
     Long-term data from our Phase 2 study of forodesine in patients with CTCL was presented at the 45th Annual Meeting of the American Society of Clinical Oncology. This poster presentation reviewed the safety and efficacy of forodesine for CTCL patients of stage Ib to stage IV who have failed standard therapies and received forodesine treatment for greater than 12 months.
     The Phase 2 single-arm, open-label study evaluating 200 mg of forodesine twice-daily in patients with chronic lymphocytic leukemia (CLL) has reached its enrollment target of 26 patients and is ongoing. We expect to report data from this study in the second half of 2010.
•	BCX4208
     In September 2009, we announced the initiation of a clinical study of BCX4208 for the treatment of gout, which is caused by elevated levels of uric acid in blood. We believe that BCX4208 is a good candidate to control gout because data from a prior Phase 2 clinical trial of BCX4208 for psoriasis indicated a dose related reduction in uric acid that was sustained for the duration of drug exposure. Our gout clinical trial is a Phase 2, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of orally administered BCX4208 in subjects with gout. The trial contains two parts: part one, which was a parallel-group study of multiple doses of BCX4208 randomized against a placebo and part two, which is a sequential-group study of escalating doses of BCX-4208, randomized against placebo.
     On April 28, 2010 we announced positive top-line results from a planned interim analysis of our gout clinical study. The study’s primary endpoint is the change in serum uric acid concentration after 21 days of treatment compared to baseline concentration prior to treatment. Part one of the study randomized 60 gout patients with serum uric acid concentrations greater than or equal to 8 mg/dL to placebo or to one of three different doses of BCX4208, a PNP inhibitor, administered once-daily for 21 days. All three doses of BCX4208 demonstrated a statistically significant reduction in serum uric acid levels compared to placebo at day 22. BCX4208 doses of 40 mg, 80 mg and 120 mg per day showed median reductions in serum uric acid levels of 2.7, 3.3 and 3.4 mg/dL, respectively.
     The median reductions of serum uric acid concentrations for these three doses ranged from 32.2 to 34.6 percent of baseline level. BCX4208 also demonstrated a statistically significant difference in the proportion of subjects with uric acid levels less than 6 mg/dL, compared to subjects treated with placebo, on day 22. Among patients with a baseline uric acid concentration below 10 mg/dL, up to 63 percent showed uric acid levels below 6 mg/dL on day 22.
     BCX4208 was generally safe and well-tolerated at the doses evaluated in part one of this study. Reductions in peripheral blood lymphocytes were observed in patients treated with BCX4208. The protocol included stopping rules for total lymphocyte counts and CD4+ cell counts below certain thresholds; no subjects were discontinued for these reasons, and all 60 subjects completed the first part of this study. Overall, the frequency of adverse events in each of the BCX4208 treatment groups was comparable to that observed in the placebo group. All patients received prophylactic medicine for gout flares; the incidence of gout flares observed was low. Additional studies designed to evaluate longer-term exposure are needed to further define the safety and tolerability profile of BCX4208.
     Part two of the study, designed to sequentially evaluate the safety and efficacy of up to three higher doses of BCX4208, is now under way. Following completion of the study, detailed results will be submitted for presentation at an upcoming scientific meeting.
•	License Agreement with Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. (“AECOM” and “IRL” respectively). In June 2000, we licensed a series of potent PNP inhibitors from AECOM and IRL (collectively, the “Licensors”). The license agreement was amended in July 2002, April 2005 and December 2009. The lead drug candidates from this collaboration are forodesine and BCX4208. We have obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, drug candidates that might arise from research on these PNP inhibitors. We have the option to expand the agreement to include other inventions in the field made by the investigators or employees of the Licensors. We have agreed to use commercially reasonable efforts to develop these drugs. We may terminate the license agreement at any time by giving 60 days advance notice or in the event of material uncured breach by the Licensors.

     In addition, we agreed to pay certain milestone payments for each licensed product, which range in the aggregate from $1.4 million to almost $4.0 million per indication, for future development of these inhibitors, single digit royalties on net sales of any resulting product made by us, and to share approximately 25% of future payments received from third-party sublicensees of the licensed PNP inhibitors, if any. We also agreed to pay annual license fees ranging from $150,000 to $500,000, creditable against actual royalties and other payments due to the Licensors.
     Effective May 5, 2010, we and the Licensors agreed to further amend the terms of the license agreement. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sublicensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments we may receive in the future under our license agreement dated February 1, 2006 with Mundipharma and (ii) royalties received from our sublicensees in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by us remains unchanged.
     In consideration for the modifications to the license agreement, we issued to the Licensors shares of our common stock with an aggregate value of $6.0 million, based upon the volume weighted average price of our common stock for the twenty trading days preceding the date of the amendment ($7.881 per share), resulting in 761,326 shares issued. These shares were issued pursuant to our effective registration statement on Form S-3. The Licensors agreed that they would not, during any trading day, sell or otherwise transfer or dispose of more than an amount of shares equal to thirty percent of the average daily number of shares of our common stock traded over the previous ten trading days. We also agreed to pay certain fees or commissions incurred by the Licensors in connection with subsequent sales of the shares issued pursuant to the amendment.
     Additionally, at our sole option and subject to certain agreed upon conditions, any future non-royalty payments due to be paid by us to the Licensors under the license agreement may be made either in cash, in shares of our common stock, or in a combination of cash and shares.
Results of Operations (three months ended March 31, 2010 compared to the three months ended March 31, 2009)
     For the three months ended March 31, 2010, total revenues were $26.1 million compared to $4.4 million for the three months ended March 31, 2009. This $21.7 million increase was driven primarily by the recognition of a $7.0 million milestone payment from Shionogi, related to its achievement in obtaining marketing and manufacturing approval of i.v. peramivir in Japan, a $7.0 million increase in revenue from the contract with HHS for the continued development of i.v. peramivir as compared to last year, as well as the sale of $6.4 million of peramivir API to collaborators Shionogi and Green Cross. In accordance with the license agreement with Shionogi, we also recorded revenue from royalties of $0.7 million related to Shionogi’s sales of RAPIACTA® (peramivir) in Japan during the first quarter of 2010.
     Research and development (“R&D”) expenses increased to $24.9 million for the first quarter of 2010 from $11.3 million in the same period of last year. The higher R&D expenses resulted primarily from a $4.9 million increase in clinical development costs associated with our peramivir program and $6.3 million of manufacturing costs associated with peramivir API production for Shionogi and Green Cross. During the current quarter, we also continued to incur expenses related to our ongoing studies of forodesine for the treatment in lymphoma and of BCX4208 for the treatment of gout.
     General and administrative (“G&A”) expenses increased to $3.8 million for the first quarter of 2010 from $2.5 million for the first quarter of 2009. This increase was primarily due to higher consulting costs and operating expenses.
     Our net loss for the three months ended March 31, 2010 was $2.6 million, or $0.06 per share, compared to a net loss of $9.3 million, or $0.24 per share for the three months ended March 31, 2009.
Liquidity and Capital Resources
     Cash expenditures have exceeded revenues since our inception. Our operations have principally been funded through public offerings and private placements of equity and cash from collaborative and other research and development agreements, including government contracts.
     We have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with other parties to conduct certain research and development projects and using consultants. We expect to incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities in general and specifically related to our clinical trial activity. We also expect to incur substantial expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical products advance through later stages of development.

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
     At December 31, 2009, we had long-term operating lease obligations, which provide for aggregate minimum payments of $565,000 in 2010, $854,000 in 2011 and $871,000 in 2012. These obligations include the future rental of our operating facilities.
     We plan to finance our needs principally from the following:
•	payments under our contract with HHS;

•	our existing capital resources;

•	payments under collaborative and licensing agreements with corporate partners; and

•	lease or loan financing and future public or private financing.
     Our cash, cash equivalents and securities balance has decreased from $94.3 million as of December 31, 2009 to $89.4 million as of March 31, 2010, primarily due to monthly cash burn from operations offset by cash received from collaborations. As a result, our net cash burn rate has been approximately $1.6 million per month for the first three months of 2010. We expect that our cash use for 2010 will be between $25.0 to $30.0 million.
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
     With the funds available at March 31, 2010 and future amounts that are expected to be received from HHS, Shionogi, and our other collaborators, we believe that our resources are sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.
     Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:
•	our ability to perform under the contract with HHS and receive reimbursement;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain drug candidates or a decision to build or expand internal development and commercial capabilities;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and evaluate drug candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our drug candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development of our drug candidates;

•	the scope of manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.
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
Off-Balance Sheet Arrangements
     As of March 31, 2010, we are not involved in any unconsolidated entities or off-balance sheet arrangements.
Contractual Obligations
     Our contractual obligations as of December 31, 2009 are described in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2009.
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
     While our significant accounting policies are more fully described in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, and Note 1 to our financial statements included in Part I, Item I of this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.
Revenue Recognition
     Prior to the fourth quarter of 2009, our revenues have generally been limited to license fees, event payments, research and development fees, government contracts, and interest income. Revenue from license fees, event payments, and research and development fees is recognized when the earnings process is complete and we have no further continuing performance obligations or we have completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized as earned over an estimated period determined by management based on the terms of the agreement and the products licensed. In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.
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
     Additionally, we have license agreements with third parties, such as AECOM, IRL, and the University of Alabama at Birmingham (“UAB”), which require fees related to sublicense agreements or maintenance fees. We expense sublicense payments as incurred unless they are related to revenues that have been deferred, in which case the expenses are deferred and recognized over the related revenue recognition period. We expense maintenance payments as incurred.
     At March 31, 2010, we had deferred collaboration expenses of approximately $2.9 million. These deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.
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
     The following table summarizes our R&D expenses for the periods indicated. Amounts are in thousands.

	Three Months Ended March 31,
	2010	2009
Direct external R&D expenses by program:
PNP Inhibitor (forodesine)	$2,501	$2,355
Neuraminidase Inhibitor (peramivir)	15,061	2,842
PNP Inhibitor (4208)	1,530	223
Other	75	—
Indirect R&D expenses:
Compensation and fringe benefits	3,245	3,184
Professional services	173	394
Travel	105	76
Overhead allocation and other	2,227	2,215

Total R&D expenses	$24,917	$11,289

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
     The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot be certain that any of our drug candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development. Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process. Other risks associated with our product development programs are described in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q, as updated from time to time in our subsequent periodic reports and current reports filed with the SEC. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our product development programs and the period in which material net cash inflows from any of our product development programs will commence are unavailable.
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
Information Regarding Forward-Looking Statements
     This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing, are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:
•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts;

•	the potential funding from our contract with HHS for the development of peramivir;

•	the potential for a stockpiling order or profit from any order for peramivir;

•	the potential use of peramivir as a treatment for H1N1 flu (or other strains of flu);

•	the ongoing and future preclinical or clinical development and commercialization of our product candidates, including peramivir, forodesine, BCX4208 and other PNP inhibitor and hepatitis C development programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations;

•	plans, programs, progress and potential success of our collaborations, including Mundipharma for forodesine and Shionogi and Green Cross for peramivir;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance; and

•	competitive companies, technologies and our industry.
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
Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by BioCryst in the reports filed or submitted by it under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by BioCryst in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of BioCryst, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, BioCryst’s internal control over financial reporting.

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
     Currently, we have established collaborative relationships with Mundipharma International Holdings Limited (“Mundipharma”) for the development and commercialization of forodesine and with each of Shionogi and Green Cross for the development and commercialization of peramivir. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
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
     Further development and potential commercialization of peramivir is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, potential commercialization of peramivir is subject to further risks, including but not limited to the following:
•	the peramivir i.v. currently in clinical development may not prove to be safe and sufficiently effective for market approval in the United States or other major markets;

•	necessary government or other third party funding and clinical testing for further development of peramivir may not be available timely, at all, or in sufficient amounts;

•	the flu prevention or pandemic treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines or other antivirals, including competitive i.v. antivirals, could substantially replace potential demand for peramivir;

•	any substantial demand for pandemic or seasonal flu treatments may occur before peramivir can be adequately developed and tested in clinical trials;

•	government use of peramivir may compete with our clinical trials;

•	peramivir may not prove to be accepted by patients and physicians as a treatment for seasonal influenza compared to the other currently marketed antiviral drugs, which would limit revenue from non-governmental entities;

•	numerous large and well-established pharmaceutical and biotech companies will be competing to meet the market demand for flu drugs and vaccines;

•	the only major markets in which patents relating to peramivir have issued or been allowed are the United States, Canada, Japan, Australia and many contracting and extension states of the European Union, while no patent applications or issued patents for peramivir exist in other potentially significant markets;

•	regulatory authorities may not make needed accommodations to accelerate the drug testing and approval process for peramivir; and

•	in the next few years, it is expected that a limited number of governmental entities will be the primary potential customers for peramivir and if we are not successful at marketing peramivir to these entities for any reason, we will not receive substantial revenues from stockpiling orders from these entities.
     If any or all of these and other risk factors occur, we will not attain significant revenues or gross margins from peramivir and our stock price will be adversely affected.
There are risks related to the potential emergency use or sale of peramivir.
     To the extent that peramivir is used as a treatment for H1N1 flu (or other strains of flu), there can be no assurance that it will prove to be generally safe, well tolerated and effective. Emergency use of peramivir may create certain liabilities for us. There is no assurance that we or our manufacturers will be able to fully meet the demand for peramivir in the event of additional orders. Further, we may not achieve a favorable price for additional orders of peramivir in the U.S. or in any other country. There is no assurance that the EUA will be extended. Our competitors may develop products that could compete with or replace peramivir. We may face competition in markets where we have no existing intellectual property protection or are unable to successfully enforce our intellectual property rights.
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
Recently enacted health care reform legislation in the United States may adversely affect our business and the potential return on future drug products.
     In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and approved the Health Care and Education Affordability Reconciliation Act (the “Acts”). These Acts will affect basic health care benefits, place limitations on health care spending, create large-scale health services and products purchasing organizations and, more specifically, impose an annual fee on the sale of branded prescription pharmaceuticals to federal health insurance programs such as Medicare and Medicaid. Our business strategy is dependent upon the commercial success of our future drug products, and the volume of sales of our future drug products will depend upon the availability of reimbursement from third-party payors, including government payors such as Medicare and Medicaid. The Acts may restrict the coverage and reimbursement of our future drug products by Medicare, Medicaid and other government programs and impose fees on our sales of future drug products. While we cannot predict how or to what extent these Acts or health care reform in general will affect us, restrictions on coverage, reimbursement of our future drug products, or the imposition of fees on future sales could have a material adverse affect on our business, financial condition and results of operations.
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
     We are highly dependent upon our senior management and scientific team, the unexpected loss of whose services might impede the achievement of our development and commercial objectives. Competition for key personnel with the experience that we require is intense and is expected to continue to increase. Our inability to attract and retain the required number of skilled and experienced management, operational and scientific personnel, will harm our business because we rely upon these personnel for many critical functions of our business.
Our stock price is likely to be highly volatile and the value of your investment could decline significantly.
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2010, the 52-week range of the market price of our stock was from $1.65 to $13.47 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. (Removed and Reserved)
Item 5. Other Information
     On May 5, 2010, the Company entered into a Fourth Amendment Agreement with Albert Einstein College of Medicine of Yeshiva University, a Division of Yeshiva University (“AECOM”) and Industrial Research Ltd. (“IRL,” and together with AECOM, the “Licensors”). The Amendment further amended the License Agreement dated June 27, 2000, by and among the Company, AECOM and IRL, as amended by a First Amendment Agreement effective July 26, 2002, a Second Amendment Agreement effective April 15, 2005 and a Third Amendment Agreement effective December 11, 2009 (collectively, the “License Agreement”), through which the Company obtained worldwide exclusive rights to develop and ultimately distribute any drug candidates that might arise from research on a series of PNP inhibitors, including forodesine and BCX-4208. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sublicensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments the Company may receive in the future under its license agreement dated February 1, 2006 with Mundipharma International Holdings Limited and (ii) royalties received from sublicensees of the Company in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by the Company remains unchanged.
     In consideration for the modifications to the license agreement, the Company issued to the Licensors shares of the Company’s common stock with an aggregate value of $6.0 million, based upon the volume weighted average price of the Company’s common stock for the twenty trading days preceding the date of the amendment ($7.881 per share), resulting in 761,326 shares issued. These shares were issued pursuant to the Company’s effective registration statement on Form S-3. The Licensors agreed that they would not, during any trading day, sell or otherwise transfer or dispose of more than an amount of shares equal to thirty percent of the average daily number of shares of the Company’s common stock traded over the previous ten trading days. The Company also agreed to pay certain fees or commissions incurred by the Licensors in connection with subsequent sales of the shares issued pursuant to the amendment.
     Additionally, at the Company’s sole option and subject to certain agreed upon conditions, any future non-royalty payments due to be paid by the Company to the Licensors under the license agreement may be made either in cash, in shares of the Company’s common stock, or in a combination of cash and shares.

Item 6. Exhibits
     See the Exhibit Index attached to this quarterly report and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May, 2010.

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