Form 10-Q
period 2010-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2010-08-06
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of July 30, 2010 was 44,915,435.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
June 30, 2010 and December 31, 2009
(In thousands, except per share data)

	2010	2009
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$14,021	$41,125
Restricted cash	625	625
Marketable securities	41,531	27,839
Receivables from collaborations	20,531	33,722
Inventories	907	6,281
Prepaid expenses and other current assets	1,421	1,056
Deferred collaboration expense	719	374

Total current assets	79,755	111,022
Marketable securities	24,981	24,670
Furniture and equipment, net	3,330	3,872
Deferred collaboration expense	8,037	2,626

Total assets	$116,103	$142,190

Liabilities and Stockholders’ Equity
Accounts payable	$1,438	$18,070
Accrued expenses	10,250	15,795
Accrued vacation	861	839
Deferred rent	52	52
Deferred collaboration revenue	2,497	2,497

Total current liabilities	15,098	37,253
Deferred rent	204	230
Deferred collaboration revenue	17,193	18,441
Stockholders’ equity:
Preferred stock: shares authorized — 5,000 Series B Junior Participating Preferred Stock, $.001 par value; shares authorized — 95; shares issued and outstanding — none	—	—
Common stock, $.01 par value: shares authorized — 95,000; shares issued and outstanding — 44,894 in 2010 and 43,907 in 2009	449	439
Additional paid-in capital	358,604	348,572
Accumulated other comprehensive income (loss)	63	(25)
Accumulated deficit	(275,508)	(262,720)

Total stockholders’ equity	83,608	86,266

Total liabilities and stockholders’ equity	$116,103	$142,190

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Periods Ended June 30, 2010 and 2009
(In thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	2010	2009	2010	2009
Revenues
Product sales	$—	$—	$325	$—
Royalties	—	—	711	—
Collaborative and other research and development	7,616	4,787	32,651	9,146

Total revenues	7,616	4,787	33,687	9,146
Expenses
Cost of products sold	—	—	86	—
Research and development	14,737	11,213	39,654	22,502
General and administrative	3,209	2,313	7,006	4,770

Total expenses	17,946	13,526	46,746	27,272

Loss from operations	(10,330)	(8,739)	(13,059)	(18,126)
Interest and other income	137	55	271	150

Net loss	$(10,193)	$(8,684)	$(12,788)	$(17,976)

Basic and diluted net loss per common share	$(0.23)	$(0.23)	$(0.29)	$(0.47)

Weighted average shares outstanding	44,517	38,232	44,222	38,218
See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
Operating activities
Net loss	$(12,788)	$(17,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	789	823
Stock-based compensation expense	3,566	2,794
Changes in operating assets and liabilities:
Receivables from collaborations	13,191	3,907
Inventories	5,374	—
Prepaid expenses and other current assets	(365)	(5,607)
Deferred collaboration expense	155	188
Accounts payable and accrued expenses	(22,155)	(3,620)
Deferred rent	(26)	49
Deferred collaboration revenue	(1,248)	(1,286)

Net cash used in operating activities	(13,507)	(20,728)
Investing activities
Acquisitions of furniture and equipment	(247)	(371)
Purchases of marketable securities	(29,476)	(500)
Sales and maturities of marketable securities	15,561	12,963

Net cash (used in) provided by investing activities	(14,162)	12,092
Financing activities
Exercise of stock options	480	13
Employee stock purchase plan sales	173	91
Common stock issuance costs	(84)	—
Purchases of treasury stock	(4)	—

Net cash provided by financing activities	565	104

Decrease in cash and cash equivalents	(27,104)	(8,532)
Cash and cash equivalents at beginning of period	41,125	22,342

Cash and cash equivalents at end of period	$14,021	$13,810

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Note 1 — Significant Accounting Policies
Basis of Presentation
     The balance sheet as of June 30, 2010, the statements of operations for the three and six months ended June 30, 2010 and 2009, and the statements of cash flows for the six months ended June 30, 2010 and 2009 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments.
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
     The Company classifies all of its marketable securities as available-for-sale. Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its securities available-for-sale for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At June 30, 2010, the Company believes that the costs of its securities are recoverable in all material respects.

     The following table summarizes the fair value of the Company’s securities by type at June 30, 2010. The estimated fair value of the Company’s securities was based on independent quoted market prices and represents the highest priority of Level 1 in the fair value hierarchy as defined in generally accepted accounting principles. Amounts are in thousands.

			Gross	Gross
			Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Accrued Interest	Gains	Losses	Value
U.S. Treasury securities	$18,512	$29	$36	$—	$18,577
Obligations of U.S. government agencies	17,751	87	21	(7)	17,852
Corporate debt securities	13,562	129	29	(27)	13,693
Commercial paper	13,873	1	—	(7)	13,867
Municipal obligations	2,502	3	18	—	2,523

Total marketable securities	$66,200	$249	$104	$(41)	$66,512

     The following table summarizes the scheduled maturity for the Company’s securities available-for-sale at June 30, 2010. Amounts are in thousands.

2010
Maturing in one year or less	$41,531
Maturing after one year through two years	23,756
Maturing after two years	1,225

Total marketable securities	$66,512

Receivables from Collaborations
     Receivables are recorded for amounts due to the Company related to reimbursable research and development costs. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At June 30, 2010, the Company had the following receivables from collaborations. Amounts are in thousands.

	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$4,953	$15,488	$20,441
Other	32	58	90

Total	$4,985	$15,546	$20,531

     Included in receivables from the U.S. Department of Health and Human Services (“HHS”) is $8,354,000 related to indirect cost rate adjustments for calendar years 2007, 2008, 2009, and 2010. These adjustments are calculated as the difference between the actual indirect costs incurred against the contract during a calendar year and the indirect costs that are invoiced at a provisional billing rate during the calendar year. Because these adjustment amounts represent actual costs incurred in performance of the contract and the costs are allowable, reasonable, and allocable to the contract, the Company has recorded revenue accordingly. The Company’s calculations of its indirect cost rates are subject to an audit by the federal government. The Company does not anticipate receiving payment for these indirect cost rate adjustments until those audits have been completed.
Inventories
     Inventories on hand as of June 30, 2010 are related to peramivir manufacturing supplies (vials, stoppers, and seals) that are unused and have an alternative future use.
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
Accrued Expenses
     The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of the balance sheet dates. Accrued expenses as of June 30, 2010 consisted primarily of development and clinical trial expenses payable to contract research organizations (“CROs”) in connection with the Company’s research and development programs.
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
Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had approximately $63,000 of unrealized gains on its securities available-for-sale that are included in accumulated other comprehensive income at June 30, 2010.
     Other comprehensive loss for the periods ended June 30, 2010 and 2009 appear in the following table. Amounts are in thousands.

	Three Months		Six Months
	2010	2009	2010	2009
Net loss	$(10,193)	$(8,684)	$(12,788)	$(17,976)
Unrealized (loss) gain on securities available-for-sale	(14)	(28)	88	(63)

Other comprehensive loss	$(10,207)	$(8,712)	$(12,700)	$(18,039)

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

     Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses. Event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable. Any event payments received prior to satisfying these criteria are recorded as deferred revenue. Under the Company’s contract with HHS, revenue is recognized as reimbursable when direct and indirect costs are incurred.
     During 2010, the Company recognized revenues related to product sales of peramivir. Sales are recognized when products are shipped, title and risk of loss have passed, and collectability is reasonably assured. The Company did not provide a right of product return in conjunction with these sales.
     Royalty revenue is recognized based on estimates of royalties earned during the applicable period and adjusted for differences between the estimated and actual royalties in the following period.
     The Company recorded the following revenues from collaborations for the periods ended June 30, 2010 and 2009. Amounts are in thousands.

	Three Months		Six Months
	2010	2009	2010	2009
Product sales:
NT Pharma, Co., Ltd.	$—	$—	$250	$—
moksha8 Pharmaceuticals, Inc.	—	—	75	—

Total product sales	—	—	325	—
Royalties:
Shionogi	—	—	711	—

Total royalties	—	—	711	—
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	6,924	4,148	17,613	7,806
Shionogi	296	296	13,375	605
Mundipharma	396	324	1,038	697
Green Cross	—	19	625	38

Total collaborative and other research and development revenues	7,616	4,787	32,651	9,146

Total revenues	$7,616	$4,787	$33,687	$9,146

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
     Additionally, the Company has license agreements with third parties, such as Albert Einstein College of Medicine of Yeshiva University (“AECOM”), Industrial Research, Ltd. (“IRL”), and the University of Alabama at Birmingham (“UAB”), which require the Company to pay fees related to sublicense agreements or maintenance fees. Generally, the Company expenses sublicense payments as incurred unless they are related to revenues that have been deferred, in which case the expenses are deferred and recognized over the related revenue recognition period. The Company expenses maintenance payments as incurred.

     At June 30, 2010, the Company had deferred collaboration expenses of approximately $8,756,000. Approximately $2,813,000 of these deferred expenses were sub-license payments, paid to the Company’s academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from the Company’s commercial partners and are being expensed in proportion to the related revenue being recognized. The Company believes that this accounting treatment appropriately matches expenses with the associated revenue.
     The remaining $5,943,000 of the deferred expenses relates to consideration provided to AECOM and IRL (collectively, the “Licensors”) in May 2010 for modifications made to the existing licensing agreement. Under the terms of the amendment, the Company issued consideration in the form of common stock and cash to the Licensors in exchange for a reduction in the percentage of certain future payments the Company receives from third-party sub-licensees that must be paid to the Licensors (see Note 3 for further information). Amortization of this deferred expense began in May 2010 and will end in September 2027, which is the expiration date for the last-to-expire patent covered by the agreement. The Company believes that this accounting treatment is reasonable and consistent with its collaboration accounting policies.
Stock-Based Compensation
     All grants of stock option awards and restricted stock awards, are recognized in the Company’s income statement based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award.
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
Note 2 — Stock-Based Compensation
     As of June 30, 2010, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”), which was amended and restated in March 2010 and approved by the Company’s stockholders in May 2010, and the Employee Stock Purchase Plan (“ESPP”), which was also amended and restated in March 2010 and approved by the Company’s stockholders in May 2010. In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Stock-based compensation expense of $3,566,000 ($3,414,000 of expense related to the Incentive Plan, $77,000 of expense related to the ESPP, and $75,000 of expense related to the inducement grant) was recognized during the first six months of 2010, while $2,794,000 ($2,614,000 of expense related to the Incentive Plan, $105,000 of expense related to the ESPP, and $75,000 of expense related to the inducement grant) was recognized during the first six months of 2009.
     There was approximately $8,954,000 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock awards granted by the Company as of June 30, 2010. That cost is expected to be recognized as follows: $2,511,000 in 2010, $2,835,000 in 2011, $1,842,000 in 2012, $1,530,000 in 2013, and $236,000 in 2014.

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
     Related activity under the Incentive Plan is as follows:

			Weighted
	Awards	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2009	1,773,372	5,826,528	$6.58
Plan amendment	1,300,000	—	—
Stock option awards granted	(1,483,820)	1,483,820	6.73
Stock option awards exercised	—	(196,421)	2.45
Stock option awards canceled	104,017	(104,017)	10.12

Balance June 30, 2010	1,693,569	7,009,910	6.67

     For stock option awards granted under the Incentive Plan during the first six months of 2010 and 2009, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during the first six months of 2010 and 2009 was $4.69 and $1.10, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following summarizes the key assumptions used by the Company to value the stock option awards granted during the first six months of 2010 and 2009. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted to
Employees and Directors under the Incentive Plan

	2010	2009
Expected Life in Years	5.5	5.6
Expected Volatility	89.1%	104.7%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.5%	2.1%
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

Employee Stock Purchase Plan
     The Company has reserved a total of 825,000 shares of common stock to be purchased under the ESPP, of which 251,766 shares remain available for purchase at June 30, 2010. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. The Company issued 29,728 shares during the first six months of 2010 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.
Stock Inducement Grant
     In March 2007, the Company’s Board of Directors approved a stock inducement grant of 110,000 stock option awards and 10,000 restricted stock awards to recruit a new employee to a key position within the Company. The stock option awards were granted in April 2007 with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The stock option awards have contractual terms of 10 years. The vesting exercise provisions of both the stock option awards and the restricted stock awards granted under the inducement grant are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the respective agreements. The weighted average grant date fair value of these stock option awards was $5.25. The exercise price of the stock option awards and the grant date fair value of the restricted stock awards granted under the inducement grant was $8.20. As of June 30, 2010, 7,916 shares granted under the restricted stock awards have vested.
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
     Shionogi & Co., Ltd. (“Shionogi"). In March 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan in exchange for a $14.0 million up-front payment. The license provides for potential future milestone event payments (up to $21.0 million) and commercial event milestone payments (up to $95.0 million) in addition to double digit (between 10 and 20% range) royalty payments on product sales of peramivir. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. Shionogi will be responsible for all development, regulatory, and marketing costs in Japan. The term of the agreement is from February 28, 2007 until terminated by either party in accordance with the license agreement. Either party may terminate in the event of an uncured breach. Shionogi has the right of without cause termination. In the event of termination all license and rights granted to Shionogi shall terminate and shall revert back to the Company. The Company developed peramivir under a license from UAB and will owe sublicense payments to UAB on the upfront payment and any future event payments and/or royalties received by the Company from Shionogi.
     In October 2008, the Company and Shionogi amended the license agreement to expand the territory covered by the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase 3 clinical trial in Hong Kong.

     The Company deferred the $14.0 million up-front payment that was initially received from Shionogi. This deferred revenue began to be amortized to revenue in April 2007 and will continue through December 2018. In December 2007, the Company received a $7.0 million milestone payment from Shionogi for its initiation of a Phase 2 clinical trial with i.v. peramivir. In November 2009, the Company received a second $7.0 million milestone payment from Shionogi for its filing of a New Drug Application (“NDA”) in Japan to seek regulatory approval for i.v. peramivir. In January 2010, the Company received a third $7.0 million milestone payment from Shionogi related to its achievement in obtaining marketing and manufacturing approval of i.v. peramivir in Japan.
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
     Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of the Company’s lead purine nucleoside phosphorylase (“PNP”) inhibitor, forodesine, for use in oncology. Under the terms of the agreement, Mundipharma obtained rights to forodesine in markets across Europe, Asia, and Australasia in exchange for a $10.0 million up-front payment. In addition, Mundipharma contributed $10.0 million of the documented out-of-pocket development costs incurred by the Company in respect of the current and planned trials as of the effective date of the agreement, and Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15.0 million. The license provides for possibility of future event payments totaling $155.0 million for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, the agreement provides that the Company will receive royalties (ranging from single digits to mid teens) based on a percentage of net product sales, which varies depending upon when certain indications receive NDA approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. The Company licensed forodesine and other PNP inhibitors from AECOM and IRL and will owe sublicense payments to these third parties on the upfront payment, event payments, and royalties received by the Company from Mundipharma.
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

     The Company is currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine. The Company does not believe that it is responsible for any of the disputed amounts. The Company is engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to the Company is estimated to be approximately $2.0 million. No amounts have been accrued as of June 30, 2010.
     AECOM and IRL. In June 2000, the Company licensed a series of potent PNP inhibitors from the Licensors. The license agreement was amended in July 2002, April 2005, December 2009 and May 2010. The lead drug candidates from this collaboration are forodesine and BCX4208. The Company has obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, drug candidates that might arise from research on these PNP inhibitors. The Company has the option to expand the agreement to include other inventions in the field made by the investigators or employees of the Licensors. The Company has agreed to use commercially reasonable efforts to develop these drugs. This license agreement may be terminated by the Company at any time by giving 60 days advance notice or in the event of material uncured breach by the Licensors.
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
     In May 2010, the Company and the Licensors agreed to further amend the terms of the license agreement. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sublicensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments the Company may receive in the future under its license agreement dated February 1, 2006 with Mundipharma and (ii) royalties received from sublicensees of the Company in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by the Company remains unchanged.
     In consideration for the modifications to the license agreement, the Company issued to the Licensors shares of the Company’s common stock with an aggregate value of approximately $5.9 million, based upon the volume weighted average price of the Company’s common stock for the twenty trading days preceding the date of the amendment, resulting in 761,326 shares issued. These shares were issued pursuant to the Company’s effective registration statement on Form S-3. The Company also paid the Licensors approximately $90,000 in order to correct a calculation error with respect to the number of shares that were issued. The consideration issued to the Licensors related to the modification began to be amortized to expense in May 2010 and will end in September 2027, which is the expiration date for the last-to-expire patent covered by the agreement. The Licensors agreed that they would not, during any trading day, sell or otherwise transfer or dispose of more than an amount of shares equal to thirty percent of the average daily number of shares of the Company’s common stock traded over the previous ten trading days. The Company also agreed to pay certain fees or commissions incurred by the Licensors in connection with subsequent sales of the shares issued pursuant to the amendment.
     Additionally, at the Company’s sole option and subject to certain agreed upon conditions, any future non-royalty payments due to be paid by the Company to the Licensors under the license agreement may be made either in cash, in shares of the Company’s common stock, or in a combination of cash and shares.
     UAB. The Company currently has agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for the Company in return for research payments and license fees. UAB has granted the Company certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with the Company. The Company has agreed to pay single digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. The Company has completed the research under the UAB agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by the Company upon three months notice and by UAB under certain circumstances. Upon termination each party shall cease using the other party’s proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between the Company and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi and Green Cross agreements, or commercializes products related to these programs, the Company will owe sublicense fees or royalties on amounts it receives.
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
     Tax years 2006-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2006 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there were no provisions or accruals for interest and penalties during the six months ended June 30, 2010 and 2009.
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
     Collaborative Agreements. In January 2007, the U.S. Department of Health and Human Services (“HHS”) awarded us a $102.6 million, four-year contract for the advanced development of peramivir. In September 2009, we received an award of $77.2 million toward completion of the Phase 3 development of intravenous (“i.v.”) peramivir pursuant to a contract modification with HHS. This additional funding brings the total award from HHS for the development of peramivir to $179.9 million and extends the contract term by 12 months to five years. Any funding above the $179.9 million may be our responsibility. Through June 30, 2010, we have recognized approximately $132.7 million of revenue against the contract with HHS.
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
     In January 2006, the Company received U.S. Food and Drug Administration (“FDA”) Fast Track designation for peramivir. In October 2009, the FDA granted an Emergency Use Authorization (“EUA”) for i.v. peramivir, which expired in June 2010 with the expiration of the declared emergency. As a result, peramivir is now only available in the U.S. through clinical trials. In September 2009, we received a Request for Proposal (“RFP”) from HHS for the supply of i.v. peramivir for the treatment of critically ill influenza patients. On November 4, 2009 we received an initial order for 10,000 courses of i.v. peramivir (600 mg once-daily for five days) for an aggregate purchase price of $22.5 million. We shipped the entire order from existing i.v. peramivir inventory to HHS on November 4, 2009. Under the Indefinite Delivery Indefinite Quantity contract issued to us on November 3, 2009, HHS may place additional orders for peramivir up to a total of 40,000 courses at the same unit price as the first order. We are also required to maintain the ability to manufacture additional treatment courses dependent on the volume and size of anti-viral orders received from HHS. In addition, separate from the RFP process, we have donated and transferred to HHS an initial supply sufficient for 1,200 courses of i.v. peramivir 600 mg once-daily for five days.
     The minimum and maximum quantities of i.v. peramivir that may be ordered by HHS under the RFP are 1,000 and 40,000 treatment courses. We also are required to maintain the ability to manufacture additional courses for treatment or prophylaxis, dependent on the volume and size of orders received from HHS. Based on the RFP, we initiated manufacture of approximately 130,000 courses of i.v. peramivir at a cost of approximately $10.0 million, so that we would have additional inventory available in advance of potential orders. In addition, we have sufficient quantities of API of i.v. peramivir available to produce up to 350,000 additional courses.
     In addition to the contract with HHS, in February 2007, we established a collaborative relationship with Shionogi & Co., Ltd. (“Shionogi”) for the development and commercialization of peramivir in Japan. We received an upfront payment of $14.0 million and the agreement provided for additional future clinical event milestone payments of up to $21.0 million. In October 2008, we and Shionogi amended the license agreement to expand the territory in the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase 3 clinical trial in Hong Kong.
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
     In January 2010, Shionogi received marketing and manufacturing approval for i.v. peramivir in Japan, and we received a third and final regulatory milestone payment of $7.0 million in January 2010 as a result of this approval. We may receive future commercial event milestone payments of up to $95.0 million from Shionogi. Shionogi has commercially launched peramivir under the commercial name RAPIACTA® in Japan. Shionogi has received the indications of single dose administration of 300 mg i.v. peramivir for adult uncomplicated seasonal influenza infection, as well as single and multiple dose administration of 600 mg i.v. peramivir for the patients at high-risk for complications associated with influenza. Shionogi is authorized to supply peramivir as either a 300 mg i.v. bag or a 150 mg vial for i.v. drip infusion. Shionogi also announced that it has completed clinical studies for pediatric patients and has filed an additional application for pediatric use of RAPIACTA® in Japan.
     Additionally, in January 2010, we announced that Green Cross Corporation (“Green Cross”) had informed us that it had filed a New Drug Application (“NDA”) in South Korea to seek regulatory approval for i.v. peramivir to treat patients with influenza.
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
     In September 2009 we announced that we are initiating two Phase 3 studies of i.v. peramivir for the treatment of hospitalized patients with serious influenza. The combined enrollment target for these studies is approximately 700 patients, and approximately 300 study locations are targeted to participate in these studies globally. These studies are intended to support U.S. regulatory approval of i.v. peramivir as a treatment for influenza. The Phase 3 development program of i.v. peramivir is ongoing, with investigator sites enrolling patients in the southern hemisphere.
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
     Long-term data from our Phase 2 study of forodesine in patients with CTCL was presented at the 45th Annual Meeting of the American Society of Clinical Oncology in May 2009. This poster presentation reviewed the safety and efficacy of forodesine for CTCL patients of stage Ib to stage IV who have failed standard therapies and received forodesine treatment for greater than 12 months.

     The Phase 2 single-arm, open-label study evaluating 200 mg of forodesine twice-daily in patients with chronic lymphocytic leukemia (“CLL”) has reached its enrollment target of 26 patients and is ongoing. The Company expects to report data from this study in the second half of 2010.
•	BCX4208
     In September 2009, we announced the initiation of a clinical study of BCX4208 for the treatment of gout, which is caused by elevated levels of uric acid in blood. We believe that BCX4208 is a good candidate to control gout because data from a prior Phase 2 clinical trial of BCX4208 for psoriasis indicated a dose related reduction in uric acid that was sustained for the duration of drug exposure. Our gout clinical trial was a Phase 2, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of orally administered BCX4208 in subjects with gout. The trial contained two parts: part one, which was a parallel-group study of multiple doses of BCX4208 randomized against a placebo and part two, which was a sequential-group study of escalating doses of BCX-4208, randomized against placebo.
     In April 2010 we announced positive top-line results from a planned interim analysis of part one of our gout clinical study. The study’s primary endpoint was the change in serum uric acid (“sUA”) concentration after 21 days of treatment compared to baseline concentration prior to treatment. Part one of the study randomized 60 gout patients with sUA concentrations greater than or equal to 8 mg/dL to placebo or to one of three different doses of BCX4208, a PNP inhibitor, administered once-daily for 21 days. All three doses of BCX4208 demonstrated a statistically significant reduction in sUA levels compared to placebo at day 22. BCX4208 doses of 40 mg, 80 mg and 120 mg per day showed median reductions in sUA levels of 2.7, 3.3 and 3.4 mg/dL, respectively.
     The median reductions of sUA concentrations for these three doses ranged from 32.2 to 34.6 percent of baseline level. BCX4208 also demonstrated a statistically significant difference in the proportion of subjects with sUA levels less than 6 mg/dL, compared to subjects treated with placebo, on day 22. Among patients with a baseline sUA concentration below 10 mg/dL, up to 63 percent showed sUA levels below 6 mg/dL on day 22.
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
     We announced on August 5, 2010 that we achieved positive top-line results in part two of our gout clinical study, after completion of dose cohorts at 160 mg and 240 mg per day. The primary endpoint of part two of this study was the change in sUA concentration at day 22, following 21 days of once-daily treatment, compared to baseline sUA concentration prior to treatment. Data was evaluated using least square means (“LSM”) and an analysis of covariance (“ANCOVA”) model with factors for treatment and baseline sUA.
     All doses of BCX4208 evaluated met the primary endpoint of the study, including both doses studied in part two. BCX4208 doses of 160 mg and 240 mg per day showed LSM reductions in sUA levels of 3.6 and 4.5 mg/dL at day 22 (p<0.001 for both doses), compared to placebo change of -0.02 mg/dL. The LSM reduction of sUA concentration percent change from baseline level was 35.7 percent for the 160 mg dose and 46.0 percent for the 240 mg dose (p<0.001 for both doses). BCX4208 also demonstrated a statistically significant difference in the proportion of subjects with sUA levels less than 6 mg/dL, compared to subjects treated with placebo, on day 22. The proportion of subjects achieving sUA levels less than 6 mg/dL was 47 percent for the 160 mg dose and 77 percent for the 240 mg dose, compared to zero percent in the placebo group.
     Part two of the study was designed to sequentially evaluate the safety and efficacy of up to three higher doses (160 mg, 240 mg and 320 mg once-daily) of BCX4208, and included various stopping criteria related to both safety and efficacy. Enrollment in the study was closed after the 240 mg treatment group achieved two efficacy stopping criteria: greater than 4 mg/dL reduction in sUA from baseline, and greater than 60 percent of patients achieving sUA concentration below 6 mg/dL.
     BCX4208 was generally safe and well-tolerated at all doses evaluated in this study. Reductions in peripheral blood lymphocytes were observed in patients treated with BCX4208. The protocol included individual subject stopping criteria for CD4+ cell counts below certain thresholds; no subjects were discontinued for this reason. Overall, the frequency of adverse events in each of the

BCX4208 treatment groups was comparable to that observed in the placebo group. Additional studies designed to evaluate longer-term exposure are needed to further define the safety and tolerability profile of BCX4208.
     Detailed results from our gout clinical study will be submitted for presentation at an upcoming scientific meeting.
     Additionally, on June 1, 2010, we announced that we were initiating a Phase 2 study of BCX4208 alone and in combination with allopurinol in patients with gout. This randomized, double-blind, multi-center, placebo-controlled study is designed to evaluate the urate-lowering activity and safety of several doses of BCX4208 alone and in combination with selected doses of allopurinol administered once-daily in patients with gout for 21 days. The enrollment target for this study is approximately 80 patients. The study utilizes a factorial design, evaluating BCX4208 at doses of 20 mg, 40 mg and 80 mg administered as monotherapy or in combination with allopurinol at doses of 100 mg, 200 mg and 300 mg. Allopurinol administered at 300 mg is the most common treatment dose for patients with gout. The doses of BCX4208 selected for this study have been found to be generally safe and well-tolerated in patients with psoriasis or gout. We expect to complete this study during 2010 and to provide top-line data by the end of 2010.
•	License Agreement with Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. (“AECOM” and “IRL” respectively).
     In June 2000, we licensed a series of potent PNP inhibitors from AECOM and IRL (collectively, the “Licensors”). The license agreement was amended in July 2002, April 2005, December 2009 and May 2010. The lead drug candidates from this collaboration are forodesine and BCX4208. We have obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, drug candidates that might arise from research on these PNP inhibitors. We have the option to expand the agreement to include other inventions in the field made by the investigators or employees of the Licensors. We have agreed to use commercially reasonable efforts to develop these drugs. We may terminate the license agreement at any time by giving 60 days advance notice or in the event of material uncured breach by the Licensors.
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
     In consideration for the modifications to the license agreement, we issued to the Licensors shares of our common stock with an aggregate value of approximately $5.9 million, based upon the volume weighted average price of our common stock for the twenty trading days preceding the date of the amendment, resulting in 761,326 shares issued. These shares were issued pursuant to our effective registration statement on Form S-3. We also paid the Licensors approximately $90,000 in order to correct a calculation error with respect to the number of shares that were issued. The consideration issued to the Licensors related to the modification began to be amortized to expense in May 2010 and will end in September 2027, which is the expiration date for the last-to-expire patent covered by the agreement. The Licensors agreed that they would not, during any trading day, sell or otherwise transfer or dispose of more than an amount of shares equal to thirty percent of the average daily number of shares of our common stock traded over the previous ten trading days. We also agreed to pay certain fees or commissions incurred by the Licensors in connection with subsequent sales of the shares issued pursuant to the amendment.
     Additionally, at our sole option and subject to certain agreed upon conditions, any future non-royalty payments due to be paid by us to the Licensors under the license agreement may be made either in cash, in shares of our common stock, or in a combination of cash and shares.

Results of Operations (three months ended June 30, 2010 compared to the three months ended June 30, 2009)
     For the three months ended June 30, 2010, total revenues increased to $7.6 million compared to $4.8 million for the three months ended June 30, 2009. This $2.8 million increase was driven primarily by higher revenue from the contract with HHS for the continued development of i.v. peramivir.
     Research and development (R&D) expenses increased to $14.7 million for the quarter from $11.2 million in the same quarter of last year. The $3.5 million increase resulted primarily from higher development costs associated with the BCX4208 program for the treatment of gout and the peramivir program for influenza. These increases in R&D expenses were partially offset by a decrease in development costs associated with the forodesine program.
     General and administrative (G&A) expenses increased to $3.2 million for the second quarter of 2010 from $2.3 million in the same quarter as last year. This increase was primarily due to higher consulting fees and personnel related costs.
     Our net loss for the three months ended June 30, 2010 was $10.2 million, or $0.23 per share, compared to a net loss of $8.7 million, or $0.23 per share for the three months ended June 30, 2009.
Results of Operations (six months ended June 30, 2010 compared to the six months ended June 30, 2009)
     For the six months ended June 30, 2010, total revenues increased to $33.7 million compared to $9.1 million for the six months ended June 30, 2009. This $24.6 million increase was driven primarily by a $9.8 million increase in revenue from the contract with HHS, as well as the recognition of a $7.0 million milestone payment from the Company’s partner, Shionogi, and the sale of $6.4 million of peramivir API to collaborators Shionogi and Green Cross during the first quarter of 2010.
     R&D expenses increased to $39.7 million for the first half of 2010 from $22.5 million in same period as last year. This $17.2 million increase was primarily due to an increase of $7.4 million in development costs associated with the peramivir program, $6.3 million of manufacturing costs related to production of peramivir API for Shionogi and Green Cross, as well as higher development costs associated with the BCX4208 program. In addition, personnel related costs and general operating expenses were modestly higher during the first six months of 2010 as compared to the same period in 2009. These increases in R&D expenses were partially offset by lower development costs associated with the forodesine program.
     G&A expenses increased to $7.0 million for the six months ended June 30, 2010 from $4.8 million for the six months ended June 30, 2009, primarily due to increases in consulting fees and personnel related costs.
     The net loss for the six months ended June 30, 2010 was $12.8 million, or $0.29 per share, compared to a net loss of $18.0 million, or $0.47 per share for the six months ended June 30, 2009.
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
     As of June 30, 2010, we held cash, cash equivalents and securities of $81.2 million, a decrease of $13.1 million as compared to December 31, 2009, primarily due to monthly cash burn from operations offset by cash received from collaborations. As a result, our net cash burn rate has been approximately $2.2 million per month for the first six months of 2010. We expect our 2010 cash use to be within, but at the high end of our previous guidance range of between $25.0 and $30.0 million. This is due in part to lower than expected royalty income as a result of the mild flu activity following approval of peramivir in Japan. In response, we have taken action to reduce costs, while maintaining momentum within our clinical programs. This outlook may change depending on the timing of payments from HHS related to our peramivir program.
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
     With the funds available at June 30, 2010 and future amounts that are expected to be received from HHS, Shionogi, and our other collaborators, we believe that our resources are sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.
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
Off-Balance Sheet Arrangements
     As of June 30, 2010, we are not involved in any unconsolidated entities or off-balance sheet arrangements.
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
     Additionally, we have license agreements with third parties, such as AECOM, IRL, and the University of Alabama at Birmingham (“UAB”), which require fees related to sublicense agreements or maintenance fees. Generally, we expense sublicense payments as incurred unless they are related to revenues that have been deferred, in which case the expenses are deferred and recognized over the related revenue recognition period. We expense maintenance payments as incurred.
     At June 30, 2010, we had deferred collaboration expenses of approximately $8.8 million. Approximately $2.8 million of these deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

     The remaining $6.0 million of the deferred expenses relates to consideration provided to Licensors in May 2010 for modifications made to the existing licensing agreement. Under the terms of the amendment, we issued consideration in the form of common stock and cash to the Licensors in exchange for a reduction in the percentage of certain future payments we receive from third-party sub-licensees that must be paid to the Licensors. Amortization of this deferred expense began in May 2010 and will end in September 2027, which is the expiration date for the last-to-expire patent covered by the agreement. We believe that this accounting treatment is reasonable and consistent with our collaboration accounting policies.
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
     The following table summarizes our R&D expenses for the periods indicated. Amounts are in thousands.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Direct external R&D expenses by program:
PNP Inhibitor (forodesine)	$1,174	$2,387	$3,675	$4,742
Neuraminidase Inhibitor (peramivir)	4,547	3,092	19,608	5,935
PNP Inhibitor (4208)	2,383	176	3,913	387
Other	488	28	564	—
Indirect R&D expenses:
Compensation and fringe benefits	3,744	3,024	6,988	6,208
Professional services	195	459	368	853
Travel	25	107	130	183
Overhead allocation and other	2,181	1,940	4,408	4,194

Total R&D expenses	$14,737	$11,213	$39,654	$22,502

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
Stock-Based Compensation
     All grants of stock option awards and restricted stock awards, are recognized in our income statement based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term.
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
Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
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
     Further development and potential commercialization of peramivir is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, potential commercialization of peramivir is subject to further risks, including but not limited to the following:
•	the i.v. peramivir currently in clinical development may not prove to be safe and sufficiently effective for market approval in the United States or other major markets;
•	necessary government or other third party funding and clinical testing for further development of peramivir may not be available timely, at all, or in sufficient amounts;

•	the flu prevention or pandemic treatment concerns may not materialize at all, or in the near future;
•	advances in flu vaccines or other antivirals, including competitive i.v. antivirals, could substantially replace potential demand for peramivir;
•	any substantial demand for pandemic or seasonal flu treatments may occur before peramivir can be adequately developed and tested in clinical trials;
•	government use of peramivir may compete with our clinical trials;
•	peramivir may not prove to be accepted by patients and physicians as a treatment for seasonal influenza compared to the other currently marketed antiviral drugs, which would limit revenue from non-governmental entities;
•	numerous large and well-established pharmaceutical and biotech companies will be competing to meet the market demand for flu drugs and vaccines;
•	the only major markets in which patents relating to peramivir have issued or been allowed are the United States, Canada, Japan, Australia and many contracting and extension states of the European Union, while no patent applications or issued patents for peramivir exist in other potentially significant markets;
•	regulatory authorities may not make needed accommodations to accelerate the drug testing and approval process for peramivir; and
•	in the next few years, it is expected that a limited number of governmental entities will be the primary potential customers for peramivir and if we are not successful at marketing peramivir to these entities for any reason, we will not receive substantial revenues from stockpiling orders from these entities.
     If any or all of these and other risk factors occur, we will not attain significant revenues or gross margins from peramivir and our stock price will be adversely affected.
There are risks related to the potential emergency use or sale of peramivir.
     To the extent that peramivir is used as a treatment for H1N1 flu (or other strains of flu), there can be no assurance that it will prove to be generally safe, well tolerated and effective. In January 2006, the Company received FDA Fast Track designation for peramivir. In October 2009, the FDA granted Emergency Use Authorization (“EUA”) for i.v. peramivir, which expired in June 2010 with the expiration of the declared emergency. As a result, peramivir is now only available in the U.S. through clinical trials.
     Emergency use of peramivir may create certain liabilities for us. There is no assurance that we or our manufacturers will be able to fully meet the demand for peramivir in the event of additional orders. Further, we may not achieve a favorable price for additional orders of peramivir in the U.S. or in any other country. There is no assurance that the FDA will grant another EUA for peramivir. Our competitors may develop products that could compete with or replace peramivir. We may face competition in markets where we have no existing intellectual property protection or are unable to successfully enforce our intellectual property rights.
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
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2010, the 52-week range of the market price of our stock was from $3.65 to $13.47 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August, 2010.

BIOCRYST PHARMACEUTICALS, INC.
/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer

/s/ Stuart Grant
Stuart Grant
Chief Financial Officer

/s/ J. Michael Mills
J. Michael Mills
Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed June 17, 2002.

4.2	Amendment to Rights Agreement, dated as of August 5, 2007. Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q filed August 9, 2007.

(10.1*)	Fourth Amendment Agreement by and among Albert Einstein College of Medicine of Yeshiva University, Industrial Research Ltd. and BioCryst Pharmaceuticals, Inc., effective May 5, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.2&	BioCryst Pharmaceuticals, Inc. Amended and Restated Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2010.

10.3&	BioCryst Pharmaceuticals, Inc. Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 18, 2010.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested.

&	Management contracts.

( )	Filed herewith.