Form 10-Q
period 2010-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2010-11-08
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
Commission File Number 000-23186
BIOCRYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	62-1413174 (I.R.S. Employer Identification No.)

4505 Emperor Blvd., Suite 200 Durham, North Carolina (Address of principal executive offices)	27703 (Zip Code)
(919) 859-1302
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of October 27, 2010 was 44,923,403.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
September 30, 2010 and December 31, 2009
(In thousands, except per share data)

	2010	2009
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$11,174	$41,125
Restricted cash	625	625
Marketable securities	49,595	27,839
Receivables from collaborations	25,564	33,722
Inventories	898	6,281
Prepaid expenses and other current assets	1,187	1,056
Deferred collaboration expense	719	374

Total current assets	89,762	111,022
Marketable securities	10,648	24,670
Furniture and equipment, net	3,087	3,872
Deferred collaboration expense	7,857	2,626

Total assets	$111,354	$142,190

Liabilities and Stockholders’ Equity
Accounts payable	$3,261	$18,070
Accrued expenses	13,613	15,795
Accrued vacation	823	839
Deferred rent	52	52
Deferred collaboration revenue	2,497	2,497

Total current liabilities	20,246	37,253
Deferred rent	191	230
Deferred collaboration revenue	16,568	18,441
Stockholders’ equity:
Preferred stock: shares authorized — 5,000 Series B Junior Participating Preferred Stock, $.001 par value; shares authorized — 95; shares issued and outstanding — none	—	—
Common stock, $.01 par value: shares authorized — 95,000; shares issued and outstanding — 44,923 in 2010 and 43,907 in 2009	449	439
Additional paid-in capital	360,153	348,572
Accumulated other comprehensive income (loss)	119	(25)
Accumulated deficit	(286,372)	(262,720)

Total stockholders’ equity	74,349	86,266

Total liabilities and stockholders’ equity	$111,354	$142,190

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Periods Ended September 30, 2010 and 2009
(In thousands, except per share data)
(Unaudited)

	Three Months		Nine Months
	2010	2009	2010	2009
Revenues
Product sales	$—	$—	$325	$—
Royalties	—	—	711	—
Collaborative and other research and development	12,000	10,548	44,651	19,694

Total revenues	12,000	10,548	45,687	19,694
Expenses
Cost of products sold	—	—	86	—
Research and development	19,197	18,181	58,851	40,683
General and administrative	3,793	3,064	10,799	7,834

Total expenses	22,990	21,245	69,736	48,517

Loss from operations	(10,990)	(10,697)	(24,049)	(28,823)
Interest and other income	126	70	397	220

Net loss	$(10,864)	$(10,627)	$(23,652)	$(28,603)

Basic and diluted net loss per common share	$(0.24)	$(0.28)	$(0.53)	$(0.75)

Weighted average shares outstanding	44,884	38,460	44,445	38,300
See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
Operating activities
Net loss	$(23,652)	$(28,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,097	1,217
Stock-based compensation expense	4,994	4,179
Changes in operating assets and liabilities:
Receivables from collaborations	8,158	356
Inventories	5,383	—
Prepaid expenses and other current assets	(131)	(2,064)
Deferred collaboration expense	335	284
Accounts payable and accrued expenses	(17,007)	670
Deferred rent	(39)	36
Deferred collaboration revenue	(1,873)	(1,929)

Net cash used in operating activities	(22,735)	(25,854)
Investing activities
Acquisitions of furniture and equipment	(312)	(511)
Purchases of marketable securities	(50,094)	(18,466)
Sales and maturities of marketable securities	42,504	39,109

Net cash (used in) provided by investing activities	(7,902)	20,132
Financing activities
Exercise of stock options	492	1,412
Employee stock purchase plan sales	282	194
Common stock issuance costs	(84)	—
Purchases of treasury stock	(4)	—

Net cash provided by financing activities	686	1,606

Decrease in cash and cash equivalents	(29,951)	(4,116)
Cash and cash equivalents at beginning of period	41,125	22,342

Cash and cash equivalents at end of period	$11,174	$18,226

See accompanying notes to financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
Note 1 — Significant Accounting Policies
Basis of Presentation
     The balance sheet as of September 30, 2010, the statements of operations for the three and nine months ended September 30, 2010 and 2009, and the statements of cash flows for the nine months ended September 30, 2010 and 2009 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments.
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
     The Company classifies all of its marketable securities as available-for-sale. Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its securities available-for-sale for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At September 30, 2010, the Company believes that the costs of its securities are recoverable in all material respects.
     The following table summarizes the fair value of the Company’s securities by type at September 30, 2010. The estimated fair value of the Company’s securities was based on independent quoted market prices and represents the highest priority of Level 1 in the fair value hierarchy as defined in generally accepted accounting principles. Amounts are in thousands.

			Gross	Gross
			Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Accrued Interest	Gains	Losses	Value
U.S. Treasury securities	$12,511	$16	$33	$—	$12,560
Obligations of U.S. government agencies	14,128	54	24	—	14,206
Corporate debt securities	9,284	44	50	(2)	9,376
Commercial paper	17,256	—	1	(13)	17,244
Asset backed securities	1,285	1	2	—	1,288
Certificates of deposit	1,000	2	4	—	1,006
Municipal obligations	4,522	21	20	—	4,563

Total marketable securities	$59,986	$138	$134	$(15)	$60,243

     The following table summarizes the scheduled maturity for the Company’s securities available-for-sale at September 30, 2010. Amounts are in thousands.

2010
Maturing in one year or less	$49,595
Maturing after one year through two years	9,673
Maturing after two years	975

Total marketable securities	$60,243

Receivables from Collaborations
     Receivables are recorded for amounts due to the Company related to reimbursable research and development costs. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At September 30, 2010, the Company had the following receivables from collaborations. Amounts are in thousands.

	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$9,683	$15,727	$25,410
Other	97	57	154

Total	$9,780	$15,784	$25,564

     Included in receivables from the U.S. Department of Health and Human Services (“HHS”) is $9,054,000 related to indirect cost rate adjustments for calendar years 2007, 2008, 2009, and 2010. These adjustments are calculated as the difference between the actual indirect costs incurred against the contract during a calendar year and the indirect costs that are invoiced at a provisional billing rate during the calendar year. Because these adjustment amounts represent actual costs incurred in performance of the contract and the costs are allowable, reasonable, and allocable to the contract, the Company has recorded revenue accordingly. The Company’s calculations of its indirect cost rates are subject to an audit by the federal government. The Company does not anticipate receiving payment for these indirect cost rate adjustments until those audits have been completed.
Inventories
     Inventories on hand as of September 30, 2010 are related to peramivir manufacturing supplies (vials, stoppers, and seals) that are unused and have an alternative future use.
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
Accrued Expenses
     The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of the balance sheet dates. Accrued expenses as of September 30, 2010 consisted primarily of development and clinical trial expenses payable to contract research organizations (“CROs”) in connection with the Company’s research and development programs.
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
Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had approximately $119,000 of unrealized gains on its securities available-for-sale that are included in accumulated other comprehensive income at September 30, 2010.
     Other comprehensive loss for the periods ended September 30, 2010 and 2009 appear in the following table. Amounts are in thousands.

	Three Months		Nine Months
	2010	2009	2010	2009
Net loss	$(10,864)	$(10,627)	$(23,652)	$(28,603)
Unrealized gain (loss) on securities available-for-sale	56	—	144	(63)

Other comprehensive loss	$(10,808)	$(10,627)	$(23,508)	$(28,666)

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

     Also in 2010, the Company recognized revenues from royalties related to sales of peramivir by the Company’s partner, Shionogi & Co., Ltd. Royalty revenue is recognized based on estimates of royalties earned during the applicable period and adjusted for differences between the estimated and actual royalties in the following period.
     The Company recorded the following revenues from collaborations for the periods ended September 30, 2010 and 2009. Amounts are in thousands.

	Three Months		Nine Months
	2010	2009	2010	2009
Product sales:
NT Pharma, Co., Ltd.	$—	$—	$250	$—
moksha8 Pharmaceuticals, Inc.	—	—	75	—

Total product sales	—	—	325	—
Royalties:
Shionogi & Co., Ltd.	—	—	711	—

Total royalties	—	—	711	—
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	11,167	8,544	28,780	16,350
Shionogi & Co., Ltd.	280	1,565	13,655	2,170
Mundipharma International Holdings Limited	422	359	1,460	1,056
Green Cross Corporation	131	55	756	93
Other	—	25	—	25

Total collaborative and other research and development revenues	12,000	10,548	44,651	19,694

Total revenues	$12,000	$10,548	$45,687	$19,694

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
     At September 30, 2010, the Company had deferred collaboration expenses of approximately $8,576,000. Approximately $2,720,000 of these deferred expenses were sub-license payments, paid to the Company’s academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from the Company’s commercial partners and are being expensed in proportion to the related revenue being recognized. The Company believes that this accounting treatment appropriately matches expenses with the associated revenue.
     The remaining $5,856,000 of the deferred expenses relates to consideration provided to AECOM and IRL (collectively, the “Licensors”) in May 2010 for modifications made to the existing licensing agreement. Under the terms of the amendment, the Company issued consideration in the form of common stock and cash to the Licensors in exchange for a reduction in the percentage of certain future payments the Company receives from third-party sub-licensees that must be paid to the Licensors (see Note 3 for further information). Amortization of this deferred expense began in May 2010 and will end in September 2027, which is the expiration date for the last-to-expire patent covered by the agreement. The Company believes that this accounting treatment is reasonable and consistent with its collaboration accounting policies.

Stock-Based Compensation
     All grants of stock option awards and restricted stock awards are recognized in the Company’s income statement based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award.
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
Note 2 — Stock-Based Compensation
     As of September 30, 2010, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”), which was amended and restated in March 2010 and approved by the Company’s stockholders in May 2010, and the Employee Stock Purchase Plan (“ESPP”), which was also amended and restated in March 2010 and approved by the Company’s stockholders in May 2010. In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Stock-based compensation expense of $4,994,000 ($4,751,000 of expense related to the Incentive Plan, $131,000 of expense related to the ESPP, and $112,000 of expense related to the inducement grant) was recognized during the first nine months of 2010, while $4,179,000 ($3,886,000 of expense related to the Incentive Plan, $181,000 of expense related to the ESPP, and $112,000 of expense related to the inducement grant) was recognized during the first nine months of 2009.
     There was approximately $7,960,000 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock awards granted by the Company as of September 30, 2010. That cost is expected to be recognized as follows: $1,309,000 in 2010, $2,909,000 in 2011, $1,895,000 in 2012, $1,583,000 in 2013, and $264,000 in 2014.
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
     Related activity under the Incentive Plan is as follows:

			Weighted
	Awards	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2009	1,773,372	5,826,528	$6.58
Plan amendment	1,300,000	—	—
Stock option awards granted	(1,546,320)	1,546,320	6.68
Stock option awards exercised	—	(203,893)	2.41
Stock option awards canceled	108,758	(108,758)	10.09

Balance September 30, 2010	1,635,810	7,060,197	6.67

     For stock option awards granted under the Incentive Plan during the first nine months of 2010 and 2009, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during the first nine months of 2010 and 2009 was $4.66 and $1.50, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following summarizes the key assumptions used by the Company to value the stock option awards granted during the first nine months of 2010 and 2009. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted to
Employees and Directors under the Incentive Plan

	2010	2009
Expected Life in Years	5.5	5.6
Expected Volatility	89.3%	104.3%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.4%	2.1%
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
Employee Stock Purchase Plan
     The Company has reserved a total of 825,000 shares of common stock to be purchased under the ESPP, of which 230,165 shares remain available for purchase at September 30, 2010. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. The Company issued 51,329 shares during the first nine months of 2010 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.
Stock Inducement Grant
     In March 2007, the Company’s Board of Directors approved a stock inducement grant of 110,000 stock option awards and 10,000 restricted stock awards to recruit a new employee to a key position within the Company. The stock option awards were granted in April 2007 with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The stock option awards have contractual terms of 10 years. The vesting exercise provisions of both the stock option awards and the restricted stock awards granted under the inducement grant are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the respective agreements. The weighted average grant date fair value of these stock option awards was $5.25. The exercise price of the stock option awards and the grant date fair value of the restricted stock awards granted under the inducement grant was $8.20. As of September 30, 2010, 8,541 shares granted under the restricted stock awards have vested.

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
     Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of forodesine, a purine nucleoside phosphorylase (“PNP”) inhibitor, for use in oncology. Under the terms of the agreement, Mundipharma obtained rights to forodesine in markets across Europe, Asia, and Australasia in exchange for a $10.0 million up-front payment. In addition, Mundipharma contributed $10.0 million of the documented out-of-pocket development costs incurred by the Company in respect of the current and planned trials as of the effective date of the agreement, and Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15.0 million. The license provides for possibility of future event payments totaling $155.0 million for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, the agreement provides that the Company will receive royalties (ranging from single digits to mid teens) based on a percentage of net product sales, which varies depending upon when certain indications receive NDA approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. The Company licensed forodesine and other PNP inhibitors from AECOM and IRL and will owe sublicense payments to these third parties on the upfront payment, event payments, and royalties received by the Company from Mundipharma.
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
     The Company is currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine. The Company does not believe that it is responsible for any of the disputed amounts. The Company is engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to the Company is estimated to be approximately €1,665,110 (or approximately $2.3 million based on the exchange rate on September 30, 2010). No amounts have been accrued as of September 30, 2010.
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
     In consideration for the modifications to the license agreement, the Company issued to the Licensors shares of the Company’s common stock with an aggregate value of approximately $5,911,000 based upon the volume weighted average price of the Company’s common stock for the twenty trading days preceding the date of the amendment, resulting in 761,326 shares issued. These shares were issued pursuant to the Company’s effective registration statement on Form S-3. The Company also paid the Licensors approximately

$90,000 in order to correct a calculation error with respect to the number of shares that were issued. The consideration issued to the Licensors related to the modification began to be amortized to expense in May 2010 and will end in September 2027, which is the expiration date for the last-to-expire patent covered by the agreement. The Licensors agreed that they would not, during any trading day, sell or otherwise transfer or dispose of more than an amount of shares equal to 30% of the average daily number of shares of the Company’s common stock traded over the previous ten trading days. The Company also agreed to pay certain fees or commissions incurred by the Licensors in connection with subsequent sales of the shares issued pursuant to the amendment.
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
     As of December 31, 2009, the Company had net federal operating loss carryforwards of $187,428,000, net state operating loss carryforwards of $224,657,000, and research and development credit carryforwards of $32,116,000, all of which expire at various dates from 2010 through 2029.
     The Company recognizes the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The Company concluded at December 31, 2009 that it had one uncertain tax position pertaining to its research and development credit carryforwards. The Company has not yet conducted an in-depth study of its research and development credits. This study could result in an increase or decrease to the Company’s research and development credits. Until studies are conducted of the Company’s research and development credits, no amounts are being recorded as unrecognized tax benefits, separate from the valuation allowance against deferred tax assets. Any future changes to the Company’s unrecognized tax benefits would be offset by an adjustment to the valuation allowance and there would be no impact on the Company’s financial statements.
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
     Tax years 2006-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2006 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there were no provisions or accruals for interest and penalties during the nine months ended September 30, 2010 and 2009.
Note 5 — Subsequent Event
     In October 2010, the Company announced a restructuring plan to consolidate core functions and outsource non-core activities. As a result of this plan, the Company expects to make future payments of $0.7 million to $0.9 million related to termination benefits, relocation, and recruiting expenses. In addition, the Company anticipates recording an impairment charge of approximately $1.0 million related to the disposition of fixed assets and the abandonment of leasehold improvements.
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
     Collaborative Agreements. In January 2007, the U.S. Department of Health and Human Services (“HHS”) awarded us a $102.6 million, four-year contract for the advanced development of peramivir. In September 2009, we received an award of $77.2 million toward completion of the Phase 3 development of intravenous (“i.v.”) peramivir pursuant to a contract modification with HHS. The modification also extended the contract term by 12 months to five years. Through September 30, 2010, we have recognized approximately $143.9 million of revenue against the contract with HHS.
We previously disclosed that we had submitted a proposal for a second contract modification to HHS for additional funding toward completion of the modified Phase 3 development of i.v. peramivir. This proposal included an additional outpatient efficacy study. We also previously disclosed that HHS had approved start-up activities for the Phase 3 program under the existing contract.
On October 29, 2010, HHS contacted us informally regarding our proposal. During those informal communications, HHS indicated that we should explore certain changes to our currently ongoing Phase 3 i.v. peramivir study for the treatment of hospitalized patients with serious influenza, including potentially increasing the size of the study. The necessity for a second pivotal study in acute, uncomplicated outpatient populations was discussed by a HHS interagency panel including the U.S. Food and Drug Administration (“FDA”) and was deemed unnecessary for a label indication for acute, complicated hospitalized patients. HHS indicated that it plans to reimburse authorized start-up costs as well as termination costs related to this outpatient efficacy study. In light of these informal communications by HHS, we plan to wind down the study. We are currently waiting for formal communications from HHS. We will submit a revised proposal to HHS to reflect the agreed upon Phase 3 development program for i.v. peramivir in hospitalized patients after additional discussions with both FDA and HHS.
     Under the defined scope of work in the contract with HHS for the development of peramivir, a process was undertaken to validate a U.S.-based manufacturer and the related method for producing commercial batches of peramivir active pharmaceutical ingredient (“API”). As a required outcome of this validation process, large quantities of peramivir API were produced. In accordance with our accounting practices, we recorded all costs associated with this validation process as research and development expenses in our Statements of Operations. Simultaneously, revenue from the HHS contract was also recorded in our Statement of Operations. HHS subsequently reimbursed us for these costs and upon reimbursement from HHS, the associated peramivir API became property of the U.S. government.

     Under the terms of the contract, if we determine the amount of peramivir API produced under the contract is in excess of what is necessary to complete the contract, we can acquire any excess peramivir API at cost to use for our own purposes. We believe that as a result of the manufacturing campaign described above, more peramivir API has been produced than is required to support U.S. regulatory approval. Therefore, we determined that there was an excess of up to $5.0 million of peramivir API manufactured under this validation process. HHS is reviewing our estimate calculation, but has acknowledged that at least half of the amount in our estimate is indeed excess to the requirements of the HHS contract. We are evaluating whether any of the excess peramivir API will be needed by us to support other contracts, partners, or activities, and if so, the acquisition process to obtain the excess peramivir API from HHS. Acquisition of a portion or all of the excess peramivir API from HHS will impact our financial statements.
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
     On October 27, 2010, the Company announced that Shionogi had received approval of an additional indication for use of i.v. peramivir to treat children and infants with influenza in Japan. Shionogi has stated that it intends to secure an adequate supply of RAPIACTA® to treat approximately one million people during the upcoming influenza season, and that it is taking steps to ensure its manufacturing capability and a stable supply to meet urgent demands.

     Additionally, on August 16, 2010, we announced that our partner, Green Cross, had received marketing and manufacturing approval from the Korean Food & Drug Administration for intravenous (i.v.) peramivir to treat patients with influenza A & B viruses, including pandemic H1N1 and avian influenza. Green Cross received the indication of single dose administration of 300 mg i.v. peramivir. Green Cross intends to launch peramivir under the commercial name PeramiFlu® in Korea.
     In November 2009, after review through the Central Pharmaceutical Affairs Council, peramivir received approval for limited use in Korea in emergency cases. Approximately 50 individuals were treated under emergency use in Korea.
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
     Data related to i.v. peramivir was presented at the 50th Annual ICAAC Meeting on September 15, 2010. The first poster presentation concluded that there is no evidence of a pharmacokinetic interaction between i.v. peramivir (600 mg) with oral oseltamivir (75 mg) or oral rimantadine (100 mg) when administered simultaneously in hospitalized patients with influenza. The second poster presentation concluded that i.v. peramivir administered at two single doses (600 mg and 1200 mg) was not associated with QTc prolongation or other repolarization abnormalities, and that peramivir was generally safe and well-tolerated.
     Additional data related to i.v. peramivir was presented at the 48th Annual Infectious Diseases Society of America (“IDSA”) meeting on October 22, 2010. The first poster presentation concluded that peramivir and oseltamivir treatment resulted in similar clinical outcomes in patients hospitalized with influenza in the overall study population (N=137). However, in the sub-group of influenza B infected patients (N=32), peramivir treatment resulted in significantly faster reduction of viral replication and showed a trend to more rapid normalization of clinical outcomes compared to oral oseltamivir treatment. This presentation concluded that the resumption of normal activities four days earlier in the peramivir-treated subjects may be a clinically meaningful outcome, that these findings may reflect superior anti-viral activity of peramivir compared to oseltamivir against influenza B, and that the findings should be further investigated. The second poster presentation described the effects of influenza infection on lymphocyte and neutrophil populations, and concluded that in placebo- or oseltamivir-controlled trials, peramivir had no apparent effects on leukocyte counts or risk of neutropenia in patients with influenza. Results were drawn from an analysis of data from five randomized Phase 2 and Phase 3 clinical trials which included over 2,200 influenza patients treated with peramivir or a control.
     Clinical Trials. In July 2007, we initiated a Phase 2 clinical trial of i.v. peramivir to compare the efficacy and safety of i.v. peramivir to orally administered oseltamivir in patients who require hospitalization due to acute influenza. The primary objective of the study was to evaluate time to clinical stability, which is a composite endpoint comprised of normalization of temperature, oxygen saturation, respiratory rate, systolic blood pressure and heart rate. This type of endpoint has previously been used in pneumonia studies, but not in influenza. Secondary objectives of the study included evaluation of viral shedding, mortality, clinical relapse and time to resumption of usual activities. We presented the results at the XI International Symposium on Respiratory Viral Infection held in Bangkok, Thailand in February 2009, with additional analyses (as noted above) presented at the 48th Annual IDSA meeting on October 22, 2010.
     In September 2009 we announced that we were initiating two Phase 3 studies of i.v. peramivir for the treatment of hospitalized patients with serious influenza. The combined enrollment target for these studies was approximately 700 patients, and approximately 300 study locations are targeted to participate in these studies globally. These studies are intended to support U.S. regulatory approval of i.v. peramivir as a treatment for influenza. The Phase 3 development program of i.v. peramivir for the treatment of hospitalized patients is ongoing. In light of the recent communication with HHS, we expect to modify the Phase 3 studies to increase the likelihood of a favorable clinical outcome.

•	BCX4208
     In September 2009, we announced the initiation of a clinical study of BCX4208 for the treatment of gout, which is caused by elevated levels of uric acid in blood. We believe that BCX4208 is a good candidate to control gout because data from a prior Phase 2 clinical trial of BCX4208 for psoriasis indicated a dose related reduction in uric acid that was sustained for the duration of drug exposure. Our gout clinical trial was a Phase 2, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of orally administered BCX4208 in subjects with gout. The trial contained two parts: part one, which was a parallel-group study of multiple doses of BCX4208 randomized against a placebo and part two, which was a sequential-group study of escalating doses of BCX4208, randomized against placebo.
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
     The median reductions of sUA concentrations for these three doses ranged from 32.2% to 34.6% of baseline level. BCX4208 also demonstrated a statistically significant difference in the proportion of subjects with sUA levels less than 6 mg/dL, compared to subjects treated with placebo, on day 22. Among patients with a baseline sUA concentration below 10 mg/dL, up to 63% showed sUA levels below 6 mg/dL on day 22.
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
     All doses of BCX4208 evaluated met the primary endpoint of the study, including both doses studied in part two. BCX4208 doses of 160 mg and 240 mg per day showed LSM reductions in sUA levels of 3.6 and 4.5 mg/dL at day 22 (p<0.001 for both doses), compared to placebo change of -0.02 mg/dL. The LSM reduction of sUA concentration percent change from baseline level was 35.7% for the 160 mg dose and 46.0% for the 240 mg dose (p<0.001 for both doses). BCX4208 also demonstrated a statistically significant difference in the proportion of subjects with sUA levels less than 6 mg/dL, compared to subjects treated with placebo, on day 22. The proportion of subjects achieving sUA levels less than 6 mg/dL was 47% for the 160 mg dose and 77% for the 240 mg dose, compared to 0% in the placebo group.
     Part two of the study was designed to sequentially evaluate the safety and efficacy of up to three higher doses (160 mg, 240 mg and 320 mg once-daily) of BCX4208, and included various stopping criteria related to both safety and efficacy. Enrollment in the study was closed after the 240 mg treatment group achieved two efficacy stopping criteria: greater than 4 mg/dL reduction in sUA from baseline, and greater than 60% of patients achieving sUA concentration below 6 mg/dL.
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
     Detailed results from our gout clinical study have been accepted for poster presentation at the American College of Rheumatology meeting in Atlanta on November 8, 2010.
     Additionally, on June 1, 2010, we announced that we were initiating a Phase 2 study of BCX4208 alone and in combination with allopurinol in patients with gout. On September 16, 2010, we announced positive top-line results from this randomized, double-blind, multi-center, placebo-controlled Phase 2 study. The study was designed to evaluate the urate-lowering activity and safety of several doses of BCX4208 alone and in combination with selected doses of allopurinol administered once-daily.
     The study utilized a factorial design. The primary endpoint was change in sUA after 21 days of treatment compared to baseline concentration prior to treatment. Eighty-seven gout patients with sUA concentrations greater than or equal to 8 mg/dL were randomized to receive BCX4208 at daily doses of 20 mg, 40 mg and 80 mg administered orally as monotherapy or in combination with allopurinol at daily doses of 100 mg, 200 mg and 300 mg administered orally.
     A dose-response was demonstrated for both BCX4208 and allopurinol, and the combination of BCX4208 and allopurinol was shown to be superior to either drug alone in sUA reduction. The mean reduction in sUA from baseline observed in the nine groups of patients receiving combinations of BCX4208 and allopurinol ranged from 2.4 to 5.6 mg/dL. In five of these nine combination groups, 80% or more of the patients achieved a sUA concentration of less than 6 mg/dL. Combinations of lower doses of BCX4208 with allopurinol showed synergistic effects in sUA reduction.
     These doses of BCX4208 alone and in combination with allopurinol were generally safe and well-tolerated. Consistent with prior BCX4208 clinical studies, reductions in peripheral blood lymphocytes were observed in patients treated with BCX4208. The protocol included stopping rules for CD4+ cell counts below certain thresholds; no subjects were discontinued for this reason.
     We are finalizing plans for a 12 week, randomized, controlled study of BCX4208 as add-on therapy in gout patients who have failed to adequately respond to allopurinol. The study, which we believe will enroll over 200 subjects, is expected to begin enrollment in early 2011. We also plan to initiate a long-term safety study in 2011.
•	Forodesine
     On September 15, 2010, we announced preliminary top-line results from our pivotal multinational, open-label, single-arm trial evaluating 200 mg once-daily oral forodesine in the treatment of relapsed or refractory cutaneous T-cell lymphoma (“CTCL”). This trial is being conducted under a Special Protocol Assessment (“SPA”) agreement negotiated with the FDA.
     The study’s primary endpoint was objective response rate, defined as complete or partial cutaneous response that is sustained for at least 28 days, in patients with later stage (stage IIB, III and IVA) disease who had previously received at least three systemic therapies for their disease. Eleven of 101 (11% (95% confidence interval: 6-19%)) later stage patients enrolled achieved a partial cutaneous response, while no patients achieved a complete response. Of the remaining later stage patients, 56 (55%) had stable disease as their best response, 30 (30%) had progressive disease, with a median time to progression of 353 days, and four (4%) were not evaluable. The median number of prior systemic therapies was four (range 3-15) among patients with later stage disease. Oral forodesine was generally safe and well-tolerated in this study, and was administered daily for up to 839 days.
     Eligible patients were those with CTCL of stages IB through IVA whose disease was persistent, progressive or recurrent during or after treatment with at least three systemic therapies, one of which must have been oral bexarotene. A total of 144 patients with CTCL, with a median duration of illness of 52.5 months, were enrolled. The most common adverse events reported were peripheral edema, fatigue, insomnia, diarrhea, headache and nausea.
     Long-term data from our Phase 2 study of forodesine in patients with CTCL was presented at the 45th Annual Meeting of the American Society of Clinical Oncology in May 2009. This poster presentation reviewed the safety and efficacy of forodesine for CTCL patients of stage Ib to stage IV who failed standard therapies and received forodesine treatment for greater than 12 months.
     Also on September 15, 2010, we announced interim results from our exploratory Phase 2 study to investigate the efficacy and safety of 200 mg twice-daily oral forodesine as monotherapy for chronic lymphocytic leukemia (“CLL”). This ongoing study enrolled 25 CLL patients who had failed at least one prior treatment regimen. The primary endpoint of this single-arm, open-label study was overall response rate. Consistent with results of previous clinical trials, forodesine was generally safe and well-tolerated in this study. Final results from this study are expected later in 2010, and we plan to present these results at an upcoming medical meeting.
     We are exploring the interest level of potential partners as a possible path forward for the future development of forodesine in the U.S.

•	License Agreement with Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. (“AECOM” and “IRL” respectively).
     In May 2010, we entered into an amendment to the License Agreement dated June 27, 2000, as subsequently amended (the “License Agreement”), by and among us and AECOM and IRL (the “Licensors”). The amendment further amended the License Agreement through which we obtained worldwide exclusive rights to develop and ultimately distribute any drug candidates that might arise from research on a series of PNP inhibitors, including forodesine and BCX4208. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sublicensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments we may receive in the future under our license agreement dated February 1, 2006 with Mundipharma and (ii) royalties received from our sublicensees in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by us remains unchanged.
     In consideration for the modifications to the license agreement, we issued to the Licensors shares of our common stock with an aggregate value of approximately $5.9 million and paid the Licensors approximately $90,000 in cash. Additionally, at our sole option and subject to certain agreed upon conditions, any future non-royalty payments due to be paid by us to the Licensors under the License Agreement may be made either in cash, in shares of our common stock, or in a combination of cash and shares.
Results of Operations (three months ended September 30, 2010 compared to the three months ended September 30, 2009)
     For the three months ended September 30, 2010, total revenues increased to $12.0 million compared to $10.5 million for the three months ended September 30, 2009. This $1.5 million increase was driven by higher revenue from the contract with HHS for the continued development of intravenous (i.v.) peramivir, offset by lower revenue from our collaboration with Shionogi.
     Research and development (R&D) expenses increased to $19.2 million for the third quarter of 2010 from $18.2 million in the same quarter of last year. This increase was driven by higher development costs of $2.8 million associated with the BCX4208 program for the treatment of gout, partially offset by decreases in development costs of $1.9 million associated with the forodesine and peramivir clinical programs.
     General and administrative (G&A) expenses increased to $3.8 million for the third quarter of 2010 from $3.1 million in the same quarter as last year. This increase was primarily due to higher consulting fees and personnel related costs.
     The Company’s net loss for the three months ended September 30, 2010 was $10.9 million, or $0.24 per share, compared to a net loss of $10.6 million, or $0.28 per share for the three months ended September 30, 2009.
Results of Operations (nine months ended September 30, 2010 compared to the nine months ended September 30, 2009)
     For the nine months ended September 30, 2010, total revenues increased to $45.7 million compared to $19.7 million for the nine months ended September 30, 2009. This $26.0 million increase was driven primarily by a $12.4 million increase in revenue from the contract with HHS, as well as the receipt of a $7.0 million milestone payment from our partner, Shionogi, and the sale of $6.4 million of peramivir API to collaborators Shionogi and Green Cross during the first quarter 2010.
     R&D expenses increased to $58.9 million for the first nine months of 2010 from $40.7 million in the same period as last year. The $18.2 million increase was primarily due to an increase of $6.5 million in development costs associated with the peramivir program, $6.3 million of manufacturing costs related to production of peramivir API for Shionogi and Green Cross, $6.3 million in higher development costs associated with the BCX4208 program, and $1.0 million in higher pre-clinical program costs. These increases in R&D expenses were partially offset by a decrease of $2.1 million in development costs associated with the forodesine program.
     G&A expenses increased to $10.8 million for the nine months ended September 30, 2010 from $7.8 million for the nine months ended September 30, 2009, primarily due to increases in consulting fees and personnel related costs.
     The net loss for the nine months ended September 30, 2010 was $23.7 million, or $0.53 per share, compared to a net loss of $28.6 million, or $0.75 per share for the nine months ended September 30, 2009.

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
     As of September 30, 2010, we held cash, cash equivalents and securities of $72.0 million, a decrease of $22.2 million as compared to December 31, 2009, primarily due to monthly cash burn from operations offset by cash received from collaborations. As a result, our net cash burn rate has been approximately $2.5 million per month for the first nine months of 2010.
     We previously projected that our 2010 cash use would be within but at the high end of our previous guidance range of $25.0 to $30.0 million. With the initiation of the modified phase 3 program for i.v. peramivir, our clinical development expenses for the fourth quarter of 2010 will be higher than originally anticipated. This creates a timing effect on our 2010 cash use, as HHS reimbursement will not occur until 2011. As a result, we now expect our cash use for 2010 to be approximately $33.0 million.
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
     With the funds available at September 30, 2010 and future amounts that are expected to be received from HHS, Shionogi, and our other collaborators, we believe that our resources are sufficient to fund our operations for at least the next twelve months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.

     Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:
•	our ability to perform under the contract with HHS and receive reimbursement;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain drug candidates or a decision to build or expand internal development and commercial capabilities;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and evaluate drug candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our drug candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development of our drug candidates;

•	the scope of manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims.
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
Off-Balance Sheet Arrangements
     As of September 30, 2010, we are not involved in any unconsolidated entities or off-balance sheet arrangements.
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
     At September 30, 2010, we had deferred collaboration expenses of approximately $8.6 million. Approximately $2.7 million of these deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.
     The remaining $5.9 million of the deferred expenses relates to consideration provided to Licensors in May 2010 for modifications made to the existing licensing agreement. Under the terms of the amendment, we issued consideration in the form of common stock and cash to the Licensors in exchange for a reduction in the percentage of certain future payments we receive from third-party sub-licensees that must be paid to the Licensors. Amortization of this deferred expense began in May 2010 and will end in September 2027, which is the expiration date for the last-to-expire patent covered by the agreement. We believe that this accounting treatment is reasonable and consistent with our collaboration accounting policies.
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
     The following table summarizes our R&D expenses for the periods indicated. Amounts are in thousands.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Direct external R&D expenses by program:
PNP Inhibitor (forodesine)	$1,402	$2,444	$5,077	$7,186
Neuraminidase Inhibitor (peramivir)	8,906	9,778	28,514	15,713
PNP Inhibitor (BCX4208)	3,165	348	7,077	728
Other	422	—	981	—
Indirect R&D expenses:
Compensation and fringe benefits	3,030	3,044	10,018	9,252
Operating expenses	483	936	1,715	2,016
Professional services	146	70	515	923
Travel	106	126	238	309
Overhead allocation	1,537	1,435	4,716	4,556

Total R&D expenses	$19,197	$18,181	$58,851	$40,683

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
Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

     We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time we deem market conditions to be favorable. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and from any HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale-back or eliminate certain of our research and development programs.
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
     We or our partners must obtain regulatory approval before marketing or selling our future drug products. If we or our partners are unable to receive regulatory approval and do not market or sell our future drug products, we will never receive any revenue from such product sales. In the United States, we or our partners must obtain FDA approval for each drug that we intend to commercialize. The process of preparing for and obtaining FDA approval may be lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation and export laws of the U.S. The FDA has not approved any of our drug product candidates. Because of the risks and uncertainties in biopharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If the FDA delays regulatory approval of our product candidates, our management’s credibility, our company’s value and our operating results may suffer. Even if the FDA or foreign regulatory agencies approve a product candidate, the approval may limit the indicated uses for a product candidate and/or may require post-marketing studies.
     The FDA regulates, among other things, the record keeping and storage of data pertaining to potential pharmaceutical products. We currently store most of our preclinical research data, our clinical data and our manufacturing data at our facility. While we do store duplicate copies of most of our clinical data offsite and a significant portion of our data is included in regular backups of our systems, we could lose important data if our facility incurs damage. If we get approval to market our potential products, whether in the U.S. or internationally, we will continue to be subject to extensive regulatory requirements. These requirements are wide ranging and govern, among other things:
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
     Our success will depend in part on our ability and the abilities of our partners to obtain, protect and enforce viable intellectual property rights including but not limited to trade name, trade mark and patent protection for our company and its products, methods, processes and other technologies we may license or develop, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties both domestically and abroad. The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the United States Patent and Trademark Office (“USPTO”), the Patent Cooperation Treaty offices, nor the courts of the U.S. and other jurisdictions have consistent policies nor predictable rulings regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology and pharmaceutical patents. Further, we do not have worldwide patent protection for our product candidates and our intellectual property rights may not be legally protected or enforceable in all countries throughout the world. The validity, scope, enforceability and commercial value of these rights, therefore, is highly uncertain.
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
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2010, the 52-week range of the market price of our stock was from $4.43 to $12.70 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of November, 2010.

BIOCRYST PHARMACEUTICALS, INC.
/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer

/s/ Stuart Grant
Stuart Grant
Chief Financial Officer

/s/ J. Michael Mills
J. Michael Mills
Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed June 17, 2002.

4.2	Amendment to Rights Agreement, dated as of August 5, 2007. Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q filed August 9, 2007.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( )	Filed herewith.