Form 10-K/A
period 2009-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2011-01-19
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
     BioCryst Pharmaceuticals, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 9, 2010 (the “Original Form 10-K”). The purpose of this Amendment No. 1 is to include additional disclosure in the Compensation Discussion and Analysis in Item 11. The information required by this Item in the Original Form 10-K was incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for the Company’s 2010 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on April 6, 2010.
     As required by Rule 12b-15 of the Exchange Act, as amended, the complete text of Item 11 has been set forth in this Amendment No. 1, including those portions that have not been modified from the Original Form 10-K. In addition, as required by Rule 12b-15, this Amendment No. 1 contains new certifications by the Company’s Principal Executive Officer and Principal Financial Officer, filed as exhibits hereto. Because this Amendment No. 1 includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     Except as set forth above, the Company has not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to the Company after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

PART III
ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy and Overview of Compensation

The Compensation Committee (referred to in this section as the Committee), of the Board of Directors has the responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy. Our goal is to provide a compensation package that attracts, motivates and retains executive talent and is designed to align executives’ interest with the Company’s corporate strategies, business objectives and the long-term interests of the stockholders. We refer to the individuals who served as our chief executive officer, or CEO, and chief financial officer, or CFO, during 2009, as well as the other three individuals included in the Summary Compensation Table, as our “named executive officers” or “NEOs.”

In early 2007, we began a review of our overall compensation policies and practices in light of the Company’s business strategy and hired a compensation consultant to assist with this review as described below under the heading “Role of Compensation Consultants.” Based upon this review, the Committee implemented an Annual Incentive Plan, or AIP, for employees at the top three organization levels defined by the Committee. The Committee makes compensation decisions for our executive officers after consideration of the following objectives:

•	a substantial portion of total short and long term compensation should be performance-based; and

•	achievement of specific goals, targets and metrics relating to Company performance and individual performance should be used to help determine incentive compensation.

The Committee implemented the AIP beginning with the 2007 plan year to achieve the objectives described above.

Role of the Executive Officers

The Committee has the primary authority to determine the Company’s compensation philosophy and to establish compensation for the Company’s executive officers. The Committee makes all compensation decisions for the named executive officers, but the CEO provides recommendations to the Committee regarding the cash and equity awards to be paid to all named executive officers other than the CEO. The Committee reviews the performance of the named executive officers with the CEO and the Committee independently evaluates the performance of the CEO. Each named executive officer and other senior executive management team members participate in an annual performance review, which provides information about individual contributions toward the achievement of the Company’s objectives for the period being assessed, in addition to achievement of their own individual objectives. The Committee performs an annual review of the performance of our CEO and our senior executive management team as a group.

Role of Compensation Consultants

In 2007, the Committee engaged LCG Group, a compensation firm, to perform a competitive compensation analysis of the Company’s overall compensation practices and to also provide competitive data on the CFO position. Results of the competitive analysis of the CFO position were used to develop a competitive offer to Mr. Grant during 2007. Results of the overall analysis performed by LCG Group did not impact 2007 base salary decisions for existing named officers, but did impact the annual cash incentive awards for performance during the 2007 plan year and base salary decisions for 2008 and 2009. The overall analysis conducted by LCG Group focused on the evaluation of all positions within BioCryst, establishing appropriate organization levels within the Company and to determine the competitive range of compensation, including both cash and stock, for each of the organization levels. In addition, LCG Group was assigned the task of advising the Committee on the design and implementation of a compensation plan for all organizational levels to meet the objectives of having a greater portion of compensation related to performance and based on achievement of established corporate and individual objectives. One of LCG Group’s findings was that the absence of an annual cash incentive at the executive level represented a competitive shortfall and that such a plan is typically used to drive specific annual Company goals. As a result of this analysis, in November 2007 the Board approved the AIP, beginning with the 2007 fiscal year, and an Executive Relocation Policy, both of which are described in more detail below.

Late in 2008, LCG Group conducted an updated analysis of competitive base salary and stock option grant levels, the results of which were reviewed for 2009 compensation decisions.

2009 Elements of Executive Compensation

The Company’s 2009 compensation program for executive officers was primarily comprised of the following four elements:

•	base salary;

•	annual incentive compensation;

•	special retention incentives and stock option grants;

•	long-term equity incentive awards; and

•	other employee benefits.

Base Salary

The Company provides our named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. In determining the base salary amount for each named executive officer, the Committee primarily considers:

•	industry experience, knowledge and qualifications;

•	salary levels in effect for comparable positions within the Company’s industry obtained from the Radford Biotechnology Survey described in more detail below; and

•	individual performance of the executive.

Base salary amounts are typically reviewed annually as part of the Company’s performance review process as well as upon a promotion or other change in responsibility. Each of our named executive officers, other than those who joined the Company during 2009, received an increase in base salary of 3% to 6% in March of 2009, primarily in recognition of the continuing advancement of the Company’s clinical programs and key business milestones during 2008, and varying based on the performance of each executive officer. To assist in determining appropriate base salary increases, LCG Group provided competitive base salary levels by updating the competitive data provided by the Radford Biotechnology Survey, a survey of the majority of the biotechnology companies across the country, focusing on comparable positions at 156 comparably-sized companies with 50 to 150 employees.

The Company’s compensation practice is to generally target the competitive 50th percentile for base salary, annual incentive and stock option grants. Base salary levels for our named executive officers may fluctuate from the 50th percentile based on each named executive officer’s particular experience, performance and value to the Company. For example, high-performing, experienced named executive officers may be paid at the 75th percentile, while newer named executive officers may be paid at the 25th percentile.

For Mr. Stonehouse, who was hired as our new CEO during 2007, the Committee reviewed the above criteria and the competitive data, and established a base salary increase of 5.5% effective March 2009. This increase resulted in a base salary of $448,400, generally targeting the 50th percentile.

Mr. Grant, who was hired as our CFO during 2007, was provided a base salary increase of 5.5% effective March 2009, resulting in a base salary of $407,500. Given Mr. Grant’s experience, his performance, and his compensation levels prior to joining the Company, the Committee was generally targeting his base salary above the 75th percentile.

Dr. Sheridan, who was hired as our new CMO during 2008, was provided a base salary increase of 3.2% effective March 2009. This increase resulted in a base salary of $387,060, approximating the 75th percentile.

Dr. Babu, our Vice President, Drug Discovery, was provided a base salary increase of 4.0% effective March 2009. This resulted in a base salary of $315,560, approximating the 75th percentile.

Mr. McCullough, who was hired as our Vice President, Strategic Planning and Commercialization during 2007, was provided a base salary increase of 3.5% effective March 2009. This increase resulted in a base salary of $232,380, slightly below the 25th percentile. During 2009, LCG Group benchmarked Mr. McCullough’s position, using competitive data provided by the Radford Biotechnology Survey. Based on this competitive benchmarking data, the Committee authorized an adjustment to Mr. McCullough’s base salary to $265,000 effective November 1, 2009, in order to bring him closer to the 25th percentile for his role.

None of the named executive officers received any adjustment in their base salary in 2010, reflecting a decision by the Committee to hold base salaries flat and leverage the annual incentive plan to reward and recognize key business accomplishments and achievement during the year.

Annual Incentive Compensation

It is the Committee’s objective to have a substantial portion of each officer’s compensation contingent upon the Company’s performance as well as upon his or her own level of performance and contribution towards the Company’s performance. The AIP was implemented to achieve the objectives of basing a substantial portion of compensation on the achievement of Company and individual performance objectives. The AIP provides incentive targets and ranges for employees of the Company who are Executive Directors and above, including the NEOs. For 2009, senior management, with the approval of the Committee and the Board, established certain corporate objectives and each NEO developed personal objectives to help achieve the corporate objectives. The AIP includes individual incentive ranges, with a minimum, target and maximum incentive opportunity that varies by participant. Overall funding is based on the Company’s performance against the current year corporate objectives and may range from $0 to an amount above the sum of the individual targets for exceptional Company performance. Distributions under the AIP relative to the incentive ranges are based on individual performance and all awards under the plan are settled in cash. All awards are determined by the Committee. For the CEO, the annual incentive range is 0% (minimum), 50% of base salary (target), and 75% of base salary (maximum). The employment agreements of Messrs. Grant and McCullough provide for an annual incentive opportunity range of 0% (minimum), 30% of base salary (target), and 30% of base salary (maximum). For Drs. Babu and Sheridan, the annual incentive range is 0% (minimum), 25% of base salary (target), and 30% of base salary (maximum). At the time these ranges were set, the Committee believed the target performance levels were challenging but achievable and that the maximum performance level represented a “stretch” target and was not reasonably likely to be achieved, but was nevertheless achievable.

     The corporate objectives established for 2009 were primarily related to the continued progression of both our clinical and non-clinical programs. The corporate objectives fell into four primary categories: clinical development objectives, licensing and financing objectives, early stage project objectives, and functional support objectives. Clinical development objectives were collectively weighted at 85% of the 2009 corporate objectives (of which 65% related to peramivir and 20% related to forodesine and BCX4208, collectively). These objectives consisted of specific, detailed goals with respect to the advancement of the Company’s clinical programs with respect to peramivir, forodesine and BCX4208, and focused on study initiation, progress and completion, related support activities, and, in the case of peramivir, responding to the emergency use authorization that was issued during the year. Licensing and financing objectives were collectively weighted at 30% of the 2009 corporate objectives and related to potential partnering, licensing or other alliance relationships with respect to the Company’s products, maintenance of existing partnerships, and the completion of a financing transaction. Early stage project objectives were collectively weighted at 5% of the 2009 corporate objectives and related to the development of various specific early-stage product candidates toward an investigational new drug application or licensure and a review and prioritized plan and gap analysis with respect to the Company’s early-stage projects. Functional support objectives were collectively weighted at 5% of the 2009 corporate objectives and related to increasing the Company’s infrastructure development through a web-based compliance training program and an integrated internal communications program. Under the weighting system described above, achievement of all of the corporate objectives would have led to a corporate performance percentage of 125% of target.
     Jon Stonehouse, the Company’s Chief Executive Officer, is responsible for ensuring that the corporate objectives are fully supported in order to progress the Company toward its achievement of the corporate objectives, and his performance rating is that of the Company as a whole. Accordingly, Mr. Stonehouse did not have his own individual objectives for 2009.
     The individual objectives established for the other named executive officers for 2009 were prepared in conjunction with the corporate objectives and were designed to promote the execution of the corporate objectives. Achievement of all of the individual objectives would have led to an individual performance percentage of 125% of target.
     Stuart Grant, Chief Financial Officer, had objectives that consisted of managing the Company’s cash burn (weighted at 25%) and driving funding opportunities (weighted at 30%), integrating supply chain activities (weighted at 30%), implementing an integrated external and internal communications program (weighted at 10%), creating and maintaining an effective control environment (weighted at 10%), strengthening finance processes (weighted at 10%), and providing support from the finance organization to the Company’s function heads (weighted at 10%).
     Dr. William Sheridan, the Company’s Chief Medical Officer, had individual objectives that consisted of goals related to the advancement of the Company’s clinical programs with respect to i.v. and i.m. peramivir (weighted at 35% and 20%, respectively), forodesine and BCX4208 (weighted at 20%, collectively), and early stage pipeline candidates (weighted at 5%), supporting the Company’s partnering, corporate alliance and business development objectives (weighted at 35%) and building the Company’s clinical and regulatory capabilities (weighted at 10%).

     David McCullough, VP of Strategy, Planning, Commercial and Business Development, had objectives related to completing new licensing and other alliance relationships (weighted at 75%), supporting the advancement of the Company’s clinical programs with respect to peramivir (weighted at 20%), maintaining existing partnerships (weighted at 15%), leading and completing the Company’s portfolio review process (weighted at 10%), and expanding his leadership role in the Company (weighted at 5%).
     Dr. Y.S. Babu, VP of Drug Discovery, had objectives related to advancing and supporting the Company’s clinical programs with respect to i.v. and i.m. peramivir (weighted at 30% and 25%, respectively), forodesine and BCX4208 (weighted at 10%) and early stage pipeline candidates (weighted at 30%), supporting the Company’s partnering efforts (weighted at 25%) and expanding his leadership role in the Company (weighted at 5%).
     The Compensation Committee assessed the achievement of the corporate objectives for 2009 and determined that the objectives were achieved at 93% of target. The Committee considered the Company’s performance under each of the four categories of corporate objectives and assessed a rating for each category. The sum of the ratings constituted the corporate performance percentage. In assessing performance under each category and assigning its performance rating, the Committee considered the totality of the Company’s performance with respect to the various objectives contained within the category and used its discretion to assign the rating to the category. Accordingly, specific performance objectives within each category were not weighted by the Committee.
     With respect to the clinical development objectives, the Committee rated the Company’s achievement at 65% out of 85% (55% out of 65% for peramivir and 10% out of 20% for forodesine and BCX4208, collectively). With respect to peramivir, the Committee considered the Company’s progress with respect to the clinical development of i.v. peramivir and related support activities, and the receipt and delivery of the peramivir stockpiling order. The Committee also considered the discontinuation of the i.m. peramivir program. With respect to forodesine and BCX4208, the Committee considered the progress of the clinical development of those products, and specifically the institution of a study of BCX4208 for the treatment of gout and the fact that certain other studies were completed later than targeted, were not completed or were cancelled. With respect to licensing and financing objectives, the Committee rated the Company’s achievement at 20% out of 30%. The Committee considered the Company’s strengthening and maintenance of its existing partnerships, the execution of partnerships for peramivir stockpiling outside of the United States, and the completion of a successful equity financing. The Committee also considered the fact that other partnering transactions were not completed. With respect to early stage products, the Committee rated the Company’s achievement at 3% out of 5%. The Committee considered the rapid advancement of the development program with respect to certain products, the filing of related patent applications, and the completion of a portfolio review with respect to early stage products, leading to a prioritized plan and gap analysis. The Committee also considered the postponement or delay of the development programs with respect to certain other products. With respect to the functional support objectives, the Committee rated the Company’s achievement at 5% out of 5% because both the web-based compliance training program and the integrated internal communications program were completed during the year.

     For Mr. Stonehouse, as discussed above, the corporate objectives constituted 100% of his bonus opportunity, and therefore he received an AIP payment of 93% of target, or $208,506.
     With respect to each of the other named executive officers, the Committee assessed the performance of the officer against his individual objectives. The Committee also evaluated the executive’s performance against the Company’s six core competencies: accountability for results, business judgment, focus, teamwork, technical skills, and leadership. In determining the final individual achievement percentage, the Committee considered the individual’s performance against his objectives; the significance of the objectives that were met or exceeded versus those that were partially met or not met; in the case of exceptional performance, how substantially the objectives were exceeded; and the results of its core competency assessment, and then used its discretion to set an individual achievement percentage. The individual performance percentage was then multiplied against the corporate performance percentage to result in the AIP payment as a percentage of the individual’s target.
     With respect to Mr. Grant, the Committee determined that he substantially exceeded the significant objectives of managing the Company’s cash burn and integrating supply chain activities; met the objectives with respect to driving funding opportunities, implementing an integrated external and internal communications program, creating and maintaining an effective control environment, and strengthening finance processes; and partially met the objective of providing support from the finance organization to the Company’s function heads. Mr. Grant also met or exceeded all of the Company’s core competencies. In light of this evaluation, and in consideration of the significance of the objectives that Mr. Grant exceeded and the number of objectives that he met, the Committee determined that his individual objectives were met at a level of 108%, which, when multiplied against the corporate performance percentage of 93%, led to an AIP payment of 100% of his target, or $122,250.
     With respect to Dr. Sheridan, the Committee determined that he exceeded the objectives of supporting the Company’s partnering and alliance objectives and advancing the Company’s clinical program objectives with respect to i.v. peramivir; met the objectives of advancing the Company’s clinical program objectives with respect to BCX4208 and supporting the Company’s business development objectives; partially met the objectives of advancing the Company’s clinical program objectives with respect to i.m. peramivir and forodesine and building the Company’s clinical and regulatory capabilities; and did not meet the objective of advancing the Company’s clinical programs with respect to early stage pipeline candidates. Dr. Sheridan also met or exceeded all of the Company’s core competencies. In light of this evaluation, and in consideration of the number and significance of the objectives that Dr. Sheridan exceeded, the Committee determined that his individual objectives were met at a level of 103%, which, when multiplied against the corporate performance percentage of 93%, led to an AIP payment of 96% of his target, or $92,894.

     With respect to Mr. McCullough, the Committee determined that he exceeded the objectives of supporting the advancement of the Company’s clinical programs with respect to peramivir and leading and completing the Company’s portfolio review process; met the objectives of maintaining existing partnerships and expanding his leadership role in the Company; and partially met the significant objective of completing new licensing and other alliance relationships. Mr. McCullough also met or exceeded all of the Company’s core competencies. In light of this evaluation, the Committee determined that his individual objectives were met at a level of 93%, which, when multiplied against the corporate performance percentage of 93%, led to an AIP payment of 87% of his target, or $68,900.
     With respect to Dr. Babu, the Committee determined that he exceeded the significant objectives of supporting the advancement of the Company’s clinical programs with respect to i.v. peramivir and early stage pipeline candidates; met the objective of expanding his leadership role; and partially met the objectives of supporting the advancement of the Company’s clinical programs with respect to i.m. peramivir, forodesine and BCX4208 and supporting the Company’s partnering efforts. Dr. Babu also exceeded, met or was making progress with respect to the Company’s core competencies. In light of this evaluation, the Committee determined that his individual objectives were met at a level of 103%, which, when multiplied against the corporate performance percentage of 93%, led to an AIP payment of 96% of his target, or $75,734.

The AIP provides that if the employment of a participating employee is terminated as a result of death, retirement or permanent disability, the employee is eligible to receive a pro rata award based on his or her base salary on the date of separation during the plan year in which the employee was considered an active employee and the number of whole months actually worked. In all other circumstances, absent provisions to the contrary in an employment agreement, all awards are forfeited if an employee voluntarily or involuntarily terminates employment with the Company before the annual incentive awards are paid.

Based on benchmarked data from LCG Group, reflecting data provided by the Radford Biotechnology Survey, the Committee determined to adjust the Annual Incentive Plan bonus incentive targets for the 2010 plan year for Dr. Sheridan and Dr. Babu, increasing their annual incentive bonus target to 30% of annual base salary.

Special Retention Incentives

In May 2008, the Committee approved retention bonuses for each of Messrs. Grant and McCullough and Dr. Babu. The retention bonuses provide for (i) a cash payment of 80% of the officer’s annual base salary as of April 1, 2008 and (ii) a restricted stock award equivalent to 20% of the officer’s annual base salary as of April 1, 2008. The retention bonuses will be paid if the respective officer is an employee of the Company through December 31, 2009. The Committee approved these special retention bonuses to retain key executive talent.

Special Retention Stock Option Grants

In early 2009, the Committee discussed various approaches to create a special pool of stock options for rewarding senior individuals for exceptional contributions and as a retention tool. The Committee reviewed data that outlined the number of underwater options for Vice President and above. Based on a review of data and discussion, the Committee approved a special stock option pool of 300,000 options, with grants made to senior executives whose performance was strong and who have a significant number of shares underwater. These special grants were awarded on March 2, 2009 (the same date as annual grants) and carry a two-year cliff vesting schedule. The exercise price of these options were granted at 100% of the fair market value of the underlying stock on the date of grant. The pool was generally distributed proportionately based on the number of shares underwater.

Under this special retention grant, Mr. Stonehouse was granted options to purchase 100,000 shares of common stock; Mr. Grant was granted options to purchase 65,000 shares of common stock; Dr. Babu was granted options to purchase 55,000 shares of common stock; and Mr. McCullough was granted options to purchase 40,000 shares of common stock. The remaining options in the pool were granted to two other senior individuals who are critical to the Company.

Long-Term Equity Incentive Awards

The Company’s officers, along with all other Company employees, are eligible to participate in the Company’s periodic awards of stock options and other stock grants under the Company’s Stock Incentive Plan. These awards are designed to:

•	enhance the link between creation of stockholder value and long-term executive compensation;

•	provide an opportunity for increased equity ownership by executives, which increases the alignment of the financial interests of our executive officers and our stockholders; and

•	maintain competitive levels of total compensation.

The Committee has historically granted equity awards to all employees and executives on an annual basis, which for 2008 and 2009 was during March. The overall grant pool is established based, in part, on a review of competitive stock option grant levels by organizational level and the number of employees at each level using competitive data provided by the Radford Biotechnology Survey. The Committee also considers the current value of the Company’s stock, assessed in December of each year. A grant range is established for each organizational level, with target grants set at roughly the 50th percentile based on the Radford Biotechnology Survey data, to ensure competitive compensation and promote executive retention and recruitment and grant opportunities varying based on individual performance.

In March 2009, based on the Committee’s performance review of each NEO with respect to his 2008 performance, which is described in more detail in the Company’s 2009 proxy statement under the heading “Compensation Discussion and Analysis — Annual Incentive Compensation,” a review of the performance of each NEO and the considerations described in the preceding paragraph, the Committee awarded stock option grants as follows: Mr. Stonehouse, options to purchase 179,600 shares of common stock; Mr. Grant, options to purchase 40,000 shares of common stock; Dr. Sheridan options to purchase 22,500 shares of common stock; Dr. Babu, options to purchase 45,000 shares of common stock; and Mr. McCullough, options to purchase 30,000 shares of common stock.

In March 2010, based on the Committee’s performance review of each NEO with respect to his 2009 performance, which is described in detail under the heading “Annual Incentive Compensation” above, the Committee awarded stock option grants as follows: Mr. Stonehouse, options to purchase 143,800 shares of common stock; Mr. Grant, options to purchase 45,000 shares of common stock; Dr. Sheridan options to purchase 64,000 shares of common stock; Dr. Babu, options to purchase 55,000 shares of common stock; and Mr. McCullough, options to purchase 55,000 shares of common stock.

Stock options granted under the Stock Incentive Plan generally have a four-year vesting schedule to provide a long-term incentive for continued employment. The options generally expire ten years after the date of the grant. This provides a reasonable time frame during which the executive officers and other employees who receive grants can benefit from the appreciation of the Company’s shares. The exercise price of options granted under the Stock Incentive Plan cannot be less than 100% of the fair market value of the underlying stock on the date of grant.

Other Elements of Compensation

In order to attract and retain key talent and pay market levels of compensation, we offer broad-based retirement, health and welfare employee benefits to our eligible employees, including our named executive officers, subject to the terms and conditions of each benefit program. Our named executive officers are eligible to participate in these benefits on the same basis as other full-time employees.

Medical Insurance.  The Company makes available to eligible employees and their dependents group health, dental and vision insurance coverage.

Life and Disability Insurance.  The Company makes available disability and life insurance at coverage levels based upon the employee’s level of compensation. In addition, as part of Mr. Stonehouse’s employment agreement, he is entitled to have either a $1 million life insurance policy payable to his beneficiary upon death, or, if there is no policy in place, we are required to pay his beneficiary $1 million. This insurance policy was in place at December 31, 2009.

Defined Contribution Plan.  The Company offers a retirement plan designed to meet the requirements under Section 401(k) of the Internal Revenue Code. The 401(k) plan permits eligible employees to defer from

1% to 30% of their annual eligible compensation, subject to certain limitations imposed by the Internal Revenue Code. Employee elective deferrals are immediately vested and non-forfeitable. The Company makes matching contributions equal to the first 5% of the employee elective deferrals, which vest over a period not to exceed six years.

Stock Purchase Plan.  The Company sponsors a broad-based employee stock purchase plan (the “ESPP”), designed to meet the requirements under Section 423 of the Internal Revenue Code. The ESPP permits employees to purchase Company stock at a discount through payroll deductions. ESPP participants are granted a purchase right to acquire shares of common stock at a price that is 85% of the stock price on either the first day of the stock purchase period or the last day of the stock purchase period, whichever is lower. The purchase dates occur on the last business days of January and July of each year. To pay for the shares, each participant may authorize periodic payroll deductions from 1% to 15% of the employee’s cash compensation, subject to certain limitations imposed by the Internal Revenue Code. All payroll deductions collected from the participant during the purchase period are automatically applied to the purchase of common stock on the dates indicated above provided the participant remains an eligible employee and has not withdrawn from the ESPP prior to the purchase date.

Other.  The Company makes available certain other fringe benefits to executive officers and other employees, such as tuition reimbursement and payment of professional dues. The aggregate amount of these benefits was less than $10,000 for each NEO during 2009.

Executive Relocation Policy.  In November 2007, the Board approved the Committee’s recommended adoption of an Executive Relocation Policy (the “Relocation Policy”) for certain new employees of the company, including executive officers. The Relocation Policy provides for a house hunting trip, temporary living and trips home for up to 90 days, home selling support or direct reimbursement for some selling expenses, moving costs and temporary storage of goods, customary closing expenses on the new home, a miscellaneous allowance of one month’s salary, not to exceed $5,000, and gross up of all taxable expenses. The Relocation Policy requires 100% repayment of benefits if the employee leaves or is terminated for cause within 12 months from the hire date.

Employment Agreement of CEO

Mr. Stonehouse entered into a one-year employment agreement with the Company on January 5, 2007 that automatically renews for successive annual terms. Mr. Stonehouse’s minimum annual compensation is $400,000 with the potential to earn a cash bonus of up to $300,000 based on the Company’s achievement of performance related goals. In addition, Mr. Stonehouse is entitled to receive reasonable vacation, sick leave, medical benefits, $1,000,000 of life insurance during the term of his employment, participation in profit sharing or retirement plans, payment of fees for his participation in the advisory council at Duke University, and reimbursement for reasonable attorneys fees incurred in connection with the negotiation of his employment agreement. His agreement also provided for stock option and restricted stock awards. The termination and change in control provisions of Mr. Stonehouse’s agreement are set forth under the heading “Potential Payments Upon Termination or Change in Control.”

Employment Agreements of Other Named Executive Officers

Under Mr. Grant’s agreement, he is entitled to a base salary of $375,000 and is eligible for an annual cash bonus of up to 30% of his base salary. Mr. Grant’s agreement was amended effective November 7, 2007 to provide that in lieu of the Company’s standard relocation benefits, Mr. Grant is entitled to certain travel perquisites related to his maintenance of his residence in Boston. In the event Mr. Grant sells his residence in Boston, he is entitled to additional benefits under the Company’s relocation policy, reduced by the amounts previously paid to Mr. Grant under the terms of his amended employment agreement. The termination and change in control provisions of Mr. Grant’s agreement are set forth under the heading “Potential Payments Upon Termination or Change in Control.”

Under Dr. Sheridan’s agreement, he is entitled to a base salary of $375,000 and a bonus based on a target amount equal to 25% of his base compensation. Dr. Sheridan was also provided with relocation assistance under the Relocation Policy consisting of temporary housing for up to six months and payment of certain moving expenses. The termination and change in control provisions of Dr. Sheridan’s agreement are set forth under the heading “Potential Payments Upon Termination or Change in Control.”

Under Mr. McCullough’s agreement, he is entitled to a base salary of $215,000 and is eligible for an annual cash bonus based on a target amount equal to 30% of his base compensation. The termination and change in control provisions of Mr. McCullough’s agreement are set forth under the heading “Potential Payments Upon Termination or Change in Control.”

Dr. Babu has no written employment agreement with the Company.

The stock option provisions for the other named executive officers are the same as all other employees. In the event of termination of service other than on account of death or disability, each executive has three months to exercise any options exercisable prior to the termination in service. In the event of permanent disability, the executive will be able to exercise all outstanding options vested at the time of such disability in their entirety within the earlier of 12 months or the expiration of the option. In the event of death, the executor of his estate will be able to exercise all of the outstanding options in their entirety within the earlier of 12 months or the expiration of the option. If the executive has completed five years of service, all outstanding options vest in their entirety at death, but with less than five years of service only the portion of the option that was exercisable at the time of death will be exercisable during the 12 month period. As with all employees, if the executive is no longer an employee of the Company, but prior to the last date of employment continues service with the Company in another capacity, such as service as a consultant or service as a member of the Board of Directors, his outstanding options continue to vest and be exercisable until three months after separation from such service or expiration of the option.

Upon termination, each named executive officer is entitled to receive amounts earned during the term of employment. These items are: unused vacation pay, vested amounts payable under the Company’s 401(k) plan, and the ability to exercise any outstanding vested stock options for a period of three months following the final date of employment.

In addition, upon death or disability, the executive, or beneficiary in the event of death, will receive benefits under the Company’s disability benefit program or payments under a life insurance policy, as applicable.

The standard stock option terms for all optionees, including the named executive officers, provides for full acceleration of vesting upon certain events. Full acceleration is automatic upon a change in control not approved by stockholders, such as: (i) acquisition of over 50% of the combined voting power of the Company, and (ii) change in composition of the Board over a period of 24 consecutive months or less such that a majority of the Board members ceases as a result of one or more contested elections. In the event of an acquisition such as: (i) a merger or consolidation, (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company in liquidation or dissolution of the Company, or (iii) any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger, then the unvested options of the optionees are accelerated unless the options are assumed by the acquiring company. These provisions are superseded by the provisions of the employment agreements of the named executive officers, if applicable, as described under the heading “Potential Payments Upon Termination or Change in Control.”

Policy Regarding Tax Deductibility of Compensation

As part of its role, the Committee reviews and considers the compensation programs for compliance with Section 162(m) of the Internal Revenue Code, which limits the Company’s federal tax deduction for compensation paid to covered employees unless the compensation satisfies the exception for performance-based compensation. Options granted under the Stock Incentive Plan are expected to be fully deductible for federal income tax purposes. Compensation attributable to stock issuances or share right awards under the

Stock Incentive Plan may or may not qualify for the performance-based compensation exception, depending upon the specific terms of each grant. For 2009, the compensation paid in cash to the Company’s executive officers did not exceed the $1 million limit per officer. The Committee does not anticipate that the compensation to be paid in cash to the Company’s executive officers for fiscal 2010 will exceed that limit.

Policy with Respect to Equity Compensation Awards

The Company grants all equity incentive awards based on the fair market value as of the date of grant. The exercise price for stock option grants and similar awards is determined by reference to the last quoted price per share on the Nasdaq Global Market at the close of business on the date of grant.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded, paid to or earned by the individuals who served as the Company’s CEO and CFO during 2009, along with the next three most highly compensated executive officers during 2009.

					Non-Equity
			Stock	Option	Incentive Plan		All Other
		Salary	Awards	Awards	Compensation	Retention Bonus	Compensation		Total
Name and Principal Position	Year	($)	($)(1)(2)	($)(1)(2)	($)	($)	($)(3)		($)

Jon P. Stonehouse,	2009	444,500	—	251,640	208,506	—	12,250		916,896
President, Chief Executive	2008	420,835	—	126,968	180,700	—	11,250		739,753
Officer and Director	2007	394,110	590,500	3,505,500	110,000	—	12,875	(4)	4,612,985
Stuart Grant,	2009	403,958	—	112,500	122,250	309,000	—		947,708
Senior Vice President and	2008	384,375	77,498	156,750	115,900	—	13,101	(6)	747,624
Chief Financial Officer(5)	2007	132,212	—	1,462,000	39,250	—	36,016	(7)	1,669,478
William P. Sheridan,	2009	385,050	—	20,250	92,894	—	12,250		510,444
Chief Medical Officer(8)	2008	187,500	—	334,000	52,500	—	31,526	(9)	605,526
	2007	—	—	—	—	—	—		—
Yarlagadda S. Babu, Ph.D,	2009	313,537	—	90,000	75,734	242,736	12,250		734,257
Vice President, Drug Discovery	2008	300,102	60,881	62,700	85,000	—	11,250		519,933
	2007	—	—	—	—	—	—		—
David S. McCullough,	2009	236,507	—	63,000	68,900	179,616	12,250		560,273
Vice President, Strategic	2008	222,936	45,050	36,053	58,400	—	11,250		373,689
Planning and Commercialization	2007	161,262	82,000	787,500	33,252	—	—		1,064,014

(1)	These amounts reflect the aggregate grant date fair value for the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007 computed in accordance with FASB ASC Topic 718 of awards pursuant to the Stock Incentive Program. For Mr. McCullough, these amounts include options and restricted stock given to him outside the Stock Incentive Program as an inducement for his employment. Assumptions used in the calculation of these amounts are included in Note 8 to the Company’s audited financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2010, in Note 8 to the Company’s audited financial statements for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2009 and in Note 8 to the Company’s audited financial statements for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2008.

(2)	In December 2009, the SEC changed its rules for how we calculate the amounts reported in the Stock Awards and Option Awards columns and adopted rules requiring us to recalculate the amounts we previously reported for 2008 and 2007. As a result, the amounts reported in the Stock Awards, Option Awards and Total columns for 2008 and 2007 differ from the amounts we previously reported in our 2009 and 2008 proxy statements.

(3)	Except as otherwise indicated, the amounts shown reflect the Company contribution for the executive to the 401(k) plan.

(4)	Includes Company contributions to the 401(k) plan of $11,250 and $1,625 of legal fees paid in accordance with his employment agreement for the negotiation of that agreement.

(5)	Mr. Grant joined the Company effective August 27, 2007.

(6)	Represents $13,101 of grossed-up temporary living expenses and commuting expenses in accordance with the terms of his amended employment agreement, of which $4,347 is the tax gross-up amount.

(7)	Represents $36,016 of grossed-up temporary living expenses and commuting expenses in accordance with the terms of his amended employment agreement, of which $16,099 is the tax gross-up amount.

(8)	Dr. Sheridan joined the Company effective July 1, 2008.

(9)	Includes Company contributions to the 401(k) plan of $9,375 and $22,151 of grossed-up temporary living expenses and commuting expenses in accordance with the terms of his employment agreement, of which $7,552 is the tax gross-up amount.

GRANTS OF PLAN-BASED AWARDS IN 2009

The following table provides information about plan-based awards granted during 2009 to our named executive officers.

						All
						Other			Grant
						Option		Exercise	Date
						Awards:		or	Fair
			Estimated Possible			Number of		Base	Value of
		Compensation	Payouts Under Non-Equity			Securities		Price of	Stock and
		Committee	Incentive Plan Awards(1)			Underlying		Option	Option
		Action	Threshold	Target	Maximum	Options		Awards	Awards
Name	Grant Date	Date	($)	($)	($)	(#)		($/Sh)(2)	($)(3)

Jon P. Stonehouse	3/02/09	2/03/09				179,600	(4)	1.20	161,640
	3/02/09	2/03/09				100,000	(5)	1.20	90,000
	—		—	224,200	336,300	—		—	—
Stuart Grant	3/02/09	2/03/09				60,000	(4)	1.20	54,000
	3/02/09	2/03/09				65,000	(5)	1.20	58,500
	—		—	122,250	122,250	—		—	—
William P. Sheridan	3/02/09	2/03/09				22,500	(4)	1.20	20,250
	—		—	96,765	116,118	—		—	—
Yarlagadda S. Babu	3/02/09	2/03/09				45,000	(4)	1.20	40,500
	3/02/09	2/03/09				55,000	(5)	1.20	49,500
	—		—	78,890	94,668	—		—	—
David S. McCullough	3/02/09	2/03/09				30,000	(4)	1.20	27,000
	3/02/09	2/03/09				40,000	(5)	1.20	36,000
	—		—	69,714	69,714	—		—	—

(1)	Represents possible payouts under our 2009 AIP. The amount shown in the “target” column represents the incentive payment that will be earned if 100% of the performance objectives are achieved. The amount shown in the “maximum” column represents the maximum amount payable under the AIP. There is no specific “threshold” amount payable for minimal performance under the AIP. Payout could be zero if specified corporate or individual objectives are not met. The actual amount earned by each named executive officer in 2009 is reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)	The exercise price is the closing market price of our common stock on the grant date.

(3)	See the Summary Compensation Table above for more information about the assumptions used to determine these amounts.

(4)	Options vest at a rate of 25% after year one and 1/48th per month thereafter such that all are fully vested after four years and have a term of ten years.

(5)	Option will become 100% exercisable after a period of 24 months measured from the grant date and shall not become exercisable for any additional optioned shares following the optionee’s cessation of service. The term of each option is ten years.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

The following table summarizes the equity awards we have made to our named executive officers which are outstanding as of December 31, 2009.

	Option Awards(1)					Stock Awards
	Number of	Number of
	Securities	Securities				Number of
	Underlying	Underlying				Shares of		Market Value of
	Unexercised	Unexercised		Option	Option	Stock that		Shares of Stock
	Options (#)	Options (#)		Exercise	Expiration	Have not		that Have not
Name	Exercisable	Unexercisable		Price ($)	Date	Vested (#)		Vested ($)(2)

Jon P. Stonehouse	328,121	121,879		11.81	1/05/17
	26,577	34,173		3.26	3/14/18
	—	179,600		1.20	3/02/19
	—	100,000	(3)	1.20	3/02/19
						25,000	(4)	161,500
Stuart Grant	116,665	83,335		11.39	8/27/17
	32,812	42,188		3.26	3/14/18
	—	60,000		1.20	3/02/19
	—	65,000	(3)	1.20	3/02/19
William P. Sheridan	—	129,167		2.58	7/01/18
	—	22,500		1.20	3/02/19
Yarlagadda S. Babu	18,000	—		8.88	12/12/10
	8,800	—		6.09	3/23/11
	14,400	—		3.59	12/12/11
	7,699	—		1.18	8/05/12
	2,147	—		1.04	12/11/12
	6,608	—		0.87	2/03/13
	25,887	—		8.83	5/12/14
	26,108	—		4.30	5/11/15
	26,427	3,074		12.26	5/17/16
	23,124	6,876		11.42	11/01/16
	19,134	10,494		7.98	5/16/17
	13,124	16,876		3.26	3/14/18
	—	45,000		1.20	3/02/19
	—	55,000	(3)	1.20	3/02/19
David S. McCullough						3,334	(5)	21,538
	99,998	50,002		8.20	4/02/17
	7,546	9,704		3.26	3/14/18
	—	30,000		1.20	3/02/19
	—	40,000	(3)	1.20	3/02/19

(1)	Unless otherwise indicated, all options reported above vest at a rate of 25% after year one and 1/48th per month thereafter such that all are fully vested after four years. The term of each option is ten years.

(2)	Market value is calculated by multiplying the closing market price of our common stock on December 31, 2009 ($6.46) by the number of shares that have not vested.

(3)	Options will become 100% exercisable after a period of 24 months measured from the grant date and shall not become exercisable for any additional optioned shares following the optionee’s cessation of service. The term of each option is ten years.

(4)	Restricted stock vests on January 4, 2011.

(5)	Approximately 208 shares of restricted stock vests each month through April 2011.

2009 OPTION EXERCISES AND STOCK VESTED

The following table provides information on stock option exercises during 2009 by our named executive officers and shares of restricted stock held by our named executive officers that vested during 2009.

	Option Awards		Stock Awards
	Number of	Value	Number of Shares
	Shares Acquired	Realized on	Acquired on Vesting	Value Realized on
Name	on Exercise (#)	Exercise ($)(1)	(#)	Vesting ($)(2)

Jon P. Stonehouse	—	—	25,000	41,250
Stuart Grant	—	—	24,839	160,460
William P. Sheridan	70,833	463,581	—	—
Yarlagadda S. Babu	—	—	19,513	126,054
David S. McCullough	—	—	16,939	106,664

(1)	Value is calculated by multiplying (a) the number of shares acquired upon exercise by (b) the difference between the market price of our common stock at the time of exercise and the exercise price.

(2)	Value is calculated by multiplying (a) the closing market price of our common stock on the vesting date by (b) the number of shares of stock that vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following table sets forth potential payments payable to our named executive officers upon termination of employment. The amounts include compensation payable upon voluntary or involuntary termination or retirement, termination following a change in control, and in the event of disability or death. None of the named executive officers are entitled to any payments upon termination with cause. The Company’s Compensation Committee may in its discretion revise, amend or add to the benefits if it deems it advisable. The amounts shown assume the options are valued at their last intrinsic value in fiscal 2009 and that termination is effective December 31, 2009, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company. The amounts shown in the table do not include: accrued vacation, vested amounts payable under the Company’s 401(k) plan, any accrued but unpaid bonus or base salary, or potential compensation recognized upon exercise of vested options as disclosed in the Outstanding Equity Awards table above.

A description of the relevant provisions of the employment agreements of Messrs. Stonehouse, McCullough and Grant and Dr. Sheridan is set forth below the table. A description of the benefits executive officers are entitled to upon death, retirement or disability under the AIP or under the terms of the Company’s equity grants is included in “Compensation Discussion and Analysis.”

							Change in
							Control with
		Termination					no Change in		Change in
		Without	Constructive		Death		Employment		Control and
Name	Benefit	Cause	Termination	Disability	(1)	Retirement	Status		Termination(2)

Jon P. Stonehouse	Base salary	$896,800	$896,800	$896,800	—	—	—		$896,800
	Target bonus	$448,400	$448,400	$448,400	$208,506	$208,506	—		$448,400
	Health care premiums(3)	$13,604	$13,604	$13,604	—	—	—		$13,604
	Equity vesting acceleration(4)	—	—	—	—	—	$1,741,550		$1,741,550
	Total	$1,358,804	$1,358,804	$1,358,804	$208,506	$208,506	$1,741,550		$3,100,354
Stuart Grant	Base salary	$407,500	—	—	—	—	—		$407,500
	Target bonus	$122,250	—	$122,250	$122,250	$122,250	—		$122,250
	Health care premiums(3)	$6,802	—	—	—	—	—		$6,802
	Equity vesting acceleration(4)	—	—	—	—	—	$792,502		$792,502
	Total	$536,552	—	$122,250	$122,250	$122,250	$795,845		$1,329,054
William P. Sheridan	Base salary	$387,060	—	—	—	—	—		$387,060
	Target bonus	$—	—	$92,894	$92,894	$92,894	—		—
	Health care premiums(3)	$6,802	—	—	—	—	—		$6,802
	Relocation expenses	$22,151	—	—	—	—	—		$22,151
	Equity vesting acceleration(4)	—	—	—	—	—	$619,518		$619,518
	Total	$416,013	—	$92,894	$92,894	$92,894	$619,518		$1,035,531
Yarlagadda S. Babu	Target bonus	—	—	$75,734	$75,734	$75,734	—		—
	Equity vesting acceleration(4)	—	—	—	$580,003	—	$580,003	(5)	$580,003	(5)
	Total	—	—	$75,734	$655,737	$75,734	$580,003		$580,003
David S. McCullough	Base salary	$265,000	—	—	—	—	—		$265,000
	Target bonus	$—	—	$68,900	$68,900	$68,900	—		—
	Health care premiums(3)	$6,802	—	—	—	—	—		$6,802
	Equity vesting acceleration(4)	—	—	—	—	—	$420,790		$420,790
	Total	$271,802	—	$68,900	$68,900	$68,900	$420,790		$692,592

(1)	Acceleration of unvested options occurs only in the event of death after five years of service.

(2)	Benefits for Mr. Stonehouse are triggered if his employment is terminated without Cause or as a result of Disability or Constructive Termination following a Change of Control. Benefits for Messrs. Grant and McCullough and Dr. Sheridan are triggered if their employment is terminated without Cause or if they are Constructively Terminated within 6 months following a Change of Control. Each of the employment agreements for Messrs. Stonehouse, Grant and McCullough provides that if any benefit would be subject to the excise tax imposed by section 4999 of the Internal Revenue Code or any interest or penalties with respect to such excise tax, the employee shall be entitled to the greater of the employee’s net after tax benefit of the entire payment assuming the payment is subject to section 4999 (which payment would be subject to the excise tax) and the employee’s net after tax benefit of the payments after the payments are reduced just to the point that there is no section 4999 excise tax. The Company will not pay the excise tax if the payments are subject to section 4999. This provision would have reduced the total after tax benefit to Mr. Stonehouse upon termination following a Change of Control to $889,164.

(3)	Represents 12 months of premiums under COBRA for Mr. Stonehouse and six months of premiums under COBRA for each of Messrs. Grant and McCullough and Dr. Sheridan.

(4)	Based on the closing price of the Company’s stock on December 31, 2009.

(5)	Dr. Babu is entitled to full acceleration of vesting upon a change in control not approved by stockholders.

Mr. Stonehouse

Pursuant to the terms of his employment letter agreement, in the event of termination by the Company without Cause, upon non-renewal of the term of the agreement by the Company, as a result of a Constructive Termination, or by the Company as a result of a Disability, Mr. Stonehouse is entitled to severance equal to the product of (x) two, and (y) the sum of his annual base salary in effect immediately prior to the effective date of the termination, and his target bonus in effect for the fiscal year of termination, to be paid in equal installments over the regularly scheduled payroll periods of the Company for the two years following the effective date of termination. The Company will also pay the monthly premium for health insurance coverage under COBRA until the earlier of 12 months following the effective date of termination or the date upon which COBRA continuation coverage ceases. If there is a Change of Control, all equity awards granted to Mr. Stonehouse vest in full, and if his employment is terminated without Cause or as a result of Disability or Constructive Termination following the Change of Control, he shall receive the benefits described above. The receipt of such benefits is subject to his signing and not revoking a release of any and all claims against the Company, its officers, directors and employees, resigning from the Board, and returning to the Company all of its property and confidential information. To the extent required, the payments described in this paragraph may be delayed for the minimum period and the in the minimum manner necessary to avoid the imposition of the tax required by Section 409A of the Internal Revenue Code.

For purposes of Mr. Stonehouse’s letter agreement:

•	“Cause” is defined as: determination by the Board his employment be terminated for any of the following reasons: (i) a violation of a federal or state law or regulation that materially and adversely impacts the business of the Company, (ii) conviction or plea of no contest to a felony under the laws of the United States or any state, (iii) a breach of the terms of any confidentiality, invention assignment or proprietary information agreement with the Company or with a former employer that materially and adversely impacts the Company, (iv) fraud or misappropriation of property belonging to the Company or its affiliates, or (v) willful misconduct or gross negligence in connection with the performance of his duties; provided, however, that no act or failure to act shall be considered “willful” unless it is done, or omitted to be done in bad faith or without reasonable belief that his action or omission was in the best interests of the Company.

•	“Constructive Termination” is defined as resignation of employment within 30 days of the occurrence of any of: (i) a reduction in his responsibilities or any change in his status or title with regard to his employment; (ii) a reduction in his base salary, unless such reduction occurs prior to a Change of

Control (as defined below) and is made in connection with a fiscal downturn of the Company pursuant to which the base salaries of all executive officers of the Company are reduced by a comparable percentage; or (iii) a relocation of his principal office to a location more than 50 miles from the location of his then-current principal office.

•	“Change of Control” is defined as (i) a merger or consolidation in which the Company is not the surviving entity, except for a transaction the principal purpose of which is to change the State of the Company’s incorporation, (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company in liquidation or dissolution of the Company, (iii) any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger, or (iv) any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company) directly or indirectly acquires beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities pursuant to a tender or exchange offer made directly to the Company’s stockholders.

•	“Disability” means the inability to perform his duties under the agreement by reason of physical or mental incapacity for 90 days, whether consecutive or not, during any consecutive 12 month period.

Mr. Grant

Pursuant to the terms of his employment letter agreement, in the event of termination by the Company without Cause, or if he resigns as a result of a material adverse change in the Company’s business within six months after the term of his agreement expires on August 26, 2010, Mr. Grant is entitled to continuation of base salary for one year beyond the effective termination date, payable in accordance with the Company’s regular payroll practices, payment of his target bonus in effect for the year of termination, payable in equal installments over the regularly scheduled payroll periods of the Company for the one year following the effective date of termination, and, if he elects to continue health insurance coverage under COBRA, the monthly premium for such coverage until the earlier of 6 months following the effective date of termination or the date upon which he commences employment with another entity. In the event of a Change of Control, all equity awards shall vest in full, and if his employment is terminated without Cause or he is Constructively Terminated within 6 months of the Change of Control, he is entitled to the benefits described above. For the purposes of Mr. Grant’s agreement, “Cause,” “Constructive Termination” and “Change in Control” have the meanings described below. The receipt of such benefits is conditioned on his signing and not revoking a release of any and all claims, in a form prescribed by the Company and returning to the Company all of its property and confidential information. To the extent required, the payments described in this paragraph may be delayed for the minimum period and the in the minimum manner necessary to avoid the imposition of the tax required by Section 409A of the Internal Revenue Code.

Dr. Sheridan

Pursuant to the terms of his employment letter agreement, in the event of termination by the Company without Cause, or if he resigns as a result of a material adverse change in the Company’s business within six months after the term of his agreement expires on June 30, 2011, Dr. Sheridan is entitled to (i) continuation of base salary for one year beyond the effective termination date, payable in accordance with the Company’s regular payroll practices, (ii) relocation assistance to move Dr. Sheridan’s personal belongings back to his California residence and (iii) if he elects to continue health insurance coverage under COBRA, the monthly premium for such coverage until the earlier of 6 months following the effective date of termination or the date upon which he commences employment with another entity. In the event of a Change of Control, all equity awards shall vest in full, and if his employment is terminated without Cause or he is Constructively Terminated within six months of the Change of Control, he is entitled to the benefits described above. For the purposes of Dr. Sheridan’s agreement, “Cause,” “Constructive Termination” and “Change in Control” have the meanings described below. The receipt of such benefits is conditioned on his signing and not revoking a release of any and all claims, in a form prescribed by the Company and returning to the Company all of its property and confidential information. To the extent required, the payments described in this paragraph may be delayed for the minimum period and the in the minimum manner necessary to avoid the imposition of the tax required by Section 409A of the Internal Revenue Code.

Mr. McCullough

Pursuant to the terms of his employment letter agreement, in the event of termination by the Company without Cause, Mr. McCullough is entitled to continuation of base salary for one year beyond the effective termination date, payable in accordance with the Company’s regular payroll practices, and, if he elects to continue health insurance coverage under COBRA, the monthly premium for such coverage until the earlier of 6 months following the effective date of termination or the date upon which he commences employment with another entity. In the event of a Change of Control, all equity awards shall vest in full, and if his employment is terminated without Cause or he is Constructively Terminated within 6 months of the Change of Control, he is entitled to the benefits described above. The receipt of such benefits is conditioned on his signing and not revoking a release of any and all claims, in a form prescribed by the Company and returning to the Company all of its property and confidential information. To the extent required, the payments described in this paragraph may be delayed for the minimum period and the in the minimum manner necessary to avoid the imposition of the tax required by Section 409A of the Internal Revenue Code.

For purposes of the agreements of Messrs. Grant and McCullough and Dr. Sheridan:

•	“Cause” means a determination by the Board that his employment be terminated for any of the following reasons: (i) failure or refusal to comply in any material respect with lawful policies, standards or regulations of Company; (ii) a violation of a federal or state law or regulation applicable to the business of the Company; (iii) conviction or plea of no contest to a felony under the laws of the United States or any State; (iv) fraud or misappropriation of property belonging to the Company or its affiliates; (v) a breach in any material respect of the terms of any confidentiality, invention assignment or proprietary information agreement with the Company or with a former employer, (vi) failure to satisfactorily perform his duties after having received written notice of such failure and at least thirty (30) days to cure such failure, or (vii) misconduct or gross negligence in connection with the performance of his duties.

•	“Constructive Termination” means a resignation of employment within 30 days of the occurrence of any of the following events which occurs within 6 months following a Change of Control: (i) a material reduction in his responsibilities; (ii) a material reduction in his base salary, unless such reduction is comparable in percentage to, and is part of, a reduction in the base salary of all executive officers of the Company; or (iii) a relocation of his principal office to a location more than 50 miles from the location of his principal office immediately preceding a Change of Control.

•	“Change of Control” means (i) a merger or consolidation in which the Company is not the surviving entity, except for a transaction the principal purpose of which is to change the State of the Company’s incorporation; (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company in liquidation or dissolution of the Company; (iii) any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger; (iv) any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company) directly or indirectly acquires beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities pursuant to a tender or exchange offer made directly to the Company’s stockholders; or (v) a change in the composition of the Board over a period of twenty-four (24) consecutive months or less such that a majority of the Board members (rounded up to the next whole number) ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who either (A) have been Board members continuously since the beginning of such period or (B) have been elected or nominated for election as Board members during such period by at least two-thirds of the Board members described in clause (A) who were still in office at the time such election or nomination was approved by the Board.

Dr. Babu

Dr. Babu is not subject to any employment agreement with the Company, but under the AIP, he is entitled to receive a pro-rata bonus in the event of termination as a result of death, retirement or permanent disability. Under the company’s standard stock option terms, Dr. Babu is entitled to full acceleration of vesting upon a change in control not approved by stockholders. Also, since he has completed five years of service with the Company, all his outstanding options will vest in their entirety upon his death.

2009 DIRECTOR COMPENSATION

The following table provides information related to the compensation of our non-employee directors during fiscal 2009.

			Non-Equity
		Option	Incentive Plan	All Other
	Fees Earned	Award	Compensation	Compensation	Total
Name	($)	($)(1)(2)	($)	($)	($)

Stephen R. Biggar, M.D., Ph.D.	21,000	47,100	—	—	68,100
Stanley C. Erck	20,500	47,100	—	—	67,600
William W. Featheringill	20,000	47,100	—	—	67,100
John L. Higgins	27,000	47,100	—	—	74,100
Zola P. Horovitz, Ph.D.	36,000	47,100	—	—	83,100
Charles A. Sanders, M.D.(3)	—	40,082	—	—	40,082
Beth C. Seidenberg, M.D.	24,000	47,100	—	—	71,100
Randolph C. Steer, M.D., Ph.D.(4)	500	—	—	—	500

(1)	Options are granted to new directors automatically in accordance with our Stock Incentive Plan at the time they become a director. The initial grant is an option to purchase 20,000 shares issued on a prorated basis from the date of appointment until the next scheduled annual meeting and the annual grant is an option to purchase 15,000 shares after the annual meeting. The options vest on a monthly basis until the next annual meeting and are then fully vested. As of December 31, 2009, each director had options outstanding to purchase the following number of shares: Dr. Biggar: 65,833; Mr. Erck: 23,333; Mr. Featheringill: 90,000; Mr. Higgins: 80,000; Dr. Horovitz: 100,000; Dr. Sanders: 8,333; Dr. Seidenberg: 64,167; and Dr. Steer: 63,750.

(2)	The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of awards pursuant to the Stock Incentive Program granted in 2009. Assumptions used in the calculation of these amounts are included in Note 8 to the Company’s audited financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2010.

(3)	Elected to the Board in December 2009.

(4)	Term as a director ended at the 2009 Annual Meeting of Stockholders.

Narrative to Director Compensation Table

Directors who are employees of the Company do not receive any additional compensation for their services as a director. In addition to the equity awards described above, non-employee directors receive an annual retainer fee, a separate fee for attending board meetings and committee meetings, and are reimbursed for expenses incurred in attending board or committee meetings and while representing the Company in conducting certain business. The annual retainer fee is $12,000 ($24,000 for the Chairman), and the meeting fee is $1,000 per board meeting attended by teleconference and $1,500 per meeting attended in person. The fee for attending committee meetings is $500 per meeting attended and the Chairs of the Audit and Compensation Committees are paid an annual retainer fee of $4,000 and $2,000, respectively.

Compensation Committee Interlocks and Insider Participation

During 2009, the Committee consisted of Dr. Seidenberg (Chair), Mr. Erck and Dr. Biggar. No member of the Committee was at any time during 2009 or within the last five years an officer or employee of the Company. No executive officer of the Company served on the board of directors or compensation committee of any entity which has one or more executive officers serving as members of the Company’s Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee reviewed the Compensation Discussion and Analysis and discussed its contents with Company management. Based on the review and discussions, the Committee has recommended that the Compensation Discussion and Analysis be included in this proxy statement.

Beth C. Seidenberg, M.D., Chair of the Committee
Stanley C. Erck
Stephen R. Biggar, M.D., Ph.D.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(b)	Exhibits. See Index of Exhibits.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 19, 2011.

BIOCRYST PHARMACEUTICALS, INC.
By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer

INDEX TO EXHIBITS

Number	Description
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

( )	Filed herewith.