Form 10-K
period 2010-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2011-03-15
CIK 882796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission File Number 000-23186

BIOCRYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	62-1413174
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4505 Emperor Blvd., Suite 200, Durham, North Carolina 27703
(Address of principal executive offices)

(919) 859-1302
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value	The NASDAQ Global Select Market

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

The Registrant estimates that the aggregate market value of the Common Stock on June 30, 2010 (based upon the closing price shown on the NASDAQ Global Marketsm on June 30, 2010) held by non-affiliates was approximately $194,013,450.

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of March 7, 2011 was 45,043,987 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2011 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 under Part III hereof.

PART I

ITEM 1.  BUSINESS

Forward-Looking Statements

This report includes forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons; including those discussed in this report under the heading “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any forward looking statements to reflect future events or developments. When used in the report, unless otherwise indicated, “we,” “our,” “us,” the “Company” and “BioCryst” refers to BioCryst Pharmaceuticals, Inc.

Our Business

We are a biotechnology company that designs, optimizes and develops novel drugs that block key enzymes involved in therapeutic areas of interest to us. Areas of interest are determined primarily by the scientific discoveries and the potential advantages that our experienced drug discovery group develops in the laboratory along with the potential commercial opportunity of these discoveries. We integrate the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-based drug design.

Structure-based drug design is a drug discovery approach by which we design synthetic compounds from detailed structural knowledge of the active sites of enzyme targets associated with particular diseases. We use X-ray crystallography, computer modeling of molecular structures and advanced chemistry techniques to focus on the three-dimensional molecular structure and active site characteristics of the enzymes that control cellular biology. Enzymes are proteins that act as catalysts for many vital biological reactions. Our goal generally is to design a compound that will fit in the active site of an enzyme and thereby interfere with the progression of disease. We currently have three principal products:

•	Peramivir, a neuraminidase inhibitor for the potential treatment of influenza;

•	BCX4208, a next generation purine nucleoside phosphorylase (“PNP”) inhibitor for gout; and

•	Forodesine, a PNP inhibitor for cutaneous T-cell lymphoma (“CTCL”) and chronic lymphocytic leukemia (“CLL”).

In addition to our principal products, we invest in our drug discovery team and retain exclusive rights to other compounds in a number of therapeutic areas. These compounds are currently in pre-clinical development and include potent inhibitors of parainfluenza hemagglutinin, neuraminidase, influenza neuraminidase, hepatitis C RNA polymerase, JAK inhibitors, plasma kallikrein and additional PNP inhibitors. We will continue to evaluate and test these compounds to determine which should be taken forward into clinical testing.

We are a Delaware corporation originally founded in 1986. Our headquarters are in North Carolina at 4505 Emperor Blvd., Suite 200, Durham, North Carolina 27703 where the telephone number is (919) 859-1302. Our Alabama office is located at 2190 Parkway Lake Drive, Birmingham, Alabama 35244, where the telephone number is (205) 444-4600. For more information about us, please visit our website at www.biocryst.com. The information on our website is not incorporated into this Form 10-K.

Recent Corporate Highlights

Peramivir

Collaborative Agreements.  In January 2007, the U.S. Department of Health and Human Services (“HHS”) awarded us a $102.6 million, four-year contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to extend the intravenous (“i.v.”) peramivir program by 12 months and to increase funding by $77.2 million. On February 24, 2011, we announced that HHS had awarded us an additional $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brings the total award from HHS to $234.8 million and extends the contract term by 24 months through December 31, 2013, providing funding through completion of Phase 3 and the filing of a new drug application (“NDA”) to seek regulatory approval for i.v. peramivir in the U.S.

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

On October 27, 2010, we announced that Shionogi had received approval of an additional indication for use of i.v. peramivir to treat children and infants with influenza in Japan. Shionogi has stated that it intends to secure an adequate supply of RAPIACTA® to treat approximately one million people during the upcoming influenza season, and that it is taking steps to ensure its manufacturing capability and a stable supply to meet urgent demands.

On March 9, 2011, we announced that we had completed a $30.0 million financing transaction to monetize certain future royalty and milestone payments under our license agreement (the “Shionogi Agreement”) with Shionogi, pursuant to which Shionogi licensed from us the rights to market peramivir in Japan and, if approved for commercial sale, Taiwan.

As part of the transaction, we transferred to JPR Royalty Sub LLC (“Royalty Sub”), our newly-formed wholly-owned subsidiary, certain rights under the Shionogi Agreement, including the right to receive future royalty and milestone payments under the Shionogi Agreement. As part of the transaction, we also transferred to Royalty Sub the right to receive payments under a new Japanese yen/US dollar foreign currency hedge arrangement that we put into place in connection with the transaction. Our collaboration with Shionogi remains unchanged as a result of the transaction.

As part of the transaction, Royalty Sub issued $30.0 million in aggregate principal amount of its PhaRMA Senior Secured 14.0% Notes due 2020 (the “PhaRMA Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The PhaRMA Notes bear an interest rate of 14.0%, with interest payable annually on September 1st of each year, beginning September 1, 2011, and on the final legal maturity date. The royalty and milestone payments, if any, that Royalty Sub will be entitled to receive under the license agreement with Shionogi, together with any payments made under the currency hedge arrangement and funds that may be available from certain accounts of Royalty Sub (including an interest reserve account), will be the principal source of payment of principal of, and interest and any premium on, the PhaRMA Notes. The PhaRMA Notes are secured by a security interest granted by Royalty Sub in its rights to receive payments under the Shionogi Agreement and the currency hedge arrangement, all of its other assets and a pledge by us of our equity ownership interest in Royalty Sub. The PhaRMA Notes are non-

callable prior to March 9, 2012. On or after March 9, 2012, the PhaRMA Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of Royalty Sub at specified redemption premiums.

The PhaRMA Notes have a final legal maturity of December 1, 2020. Under the terms of the PhaRMA Notes, when Shionogi payments (together with any payments made under the currency hedge arrangement) received by Royalty Sub exceed Royalty Sub’s ongoing expenses and the interest payments due annually on the PhaRMA Notes, the excess will be applied to the repayment of principal of the PhaRMA Notes until they have been paid in full. Accordingly, depending on payments from Shionogi, the PhaRMA Notes may fully amortize and be repaid prior to the final legal maturity date. We remain entitled to receive any royalties and milestone payments related to sales of peramivir by Shionogi following repayment of the PhaRMA Notes. The PhaRMA Notes constitute obligations of Royalty Sub, and are non-recourse to us except to the extent of our pledge of our equity interest in Royalty Sub as part of the collateral securing the PhaRMA Notes. The PhaRMA Notes are not convertible into our equity.

We received net proceeds of approximately $23.0 million from the transaction after transaction costs and establishment of a $3.0 million interest reserve account by Royalty Sub which will be available to help cover any interest shortfalls on the PhaRMA Notes through September 1, 2013.

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a foreign currency hedge arrangement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the currency hedge arrangement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2014 through 2020, provided the currency hedge arrangement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the US dollar is worth 100 yen or less as determined in accordance with the currency hedge arrangement. In conjunction with establishing the hedge currency arrangement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our earnings as a result. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the currency hedge arrangements. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. Subject to certain obligations we have in connection with the PhaRMA Notes, we have the right to terminate the currency hedge arrangement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $2.0 million termination fee.

On August 16, 2010, we announced that our partner Green Cross Corporation (“Green Cross”) had received marketing and manufacturing approval from the Korean Food & Drug Administration for i.v. peramivir to treat patients with influenza A & B viruses, including pandemic H1N1 and avian influenza. Green Cross received the indication of single dose administration of 300 mg i.v. peramivir. Green Cross intends to launch peramivir under the commercial name PeramiFlu® in Korea.

Clinical Trials.  On January 13, 2011, we announced top-line results from our completed Phase 3 safety and virology study of peramivir (“303”). This study was an open-label, randomized trial of the anti-viral activity, safety and tolerability of i.v. peramivir administered either as a once-daily infusion of 600 mg or a twice-daily infusion of 300 mg to 234 adult and adolescent subjects hospitalized with confirmed or suspected influenza infection. The primary endpoint of the study was the change in influenza virus titer in nasopharyngeal samples, measured by log10 tissue culture infective dose50 (“TCID50”). Forty-four patients who contributed to the primary efficacy analysis had a positive baseline culture, 20 for the 300 mg twice-daily group and 24 for the 600 mg once-daily group, and both dose regimens were generally safe and well-tolerated. The frequency and severity of adverse events was similar in the two groups, and was consistent with the profile of influenza patients hospitalized during the 2009-2010 pandemic. Serious adverse events (“SAEs”) were reported in 20 percent of patients. Overall mortality within 28 days of initial peramivir treatment was 8.7 percent; no deaths were attributed to study drug, and no safety signals were identified. The analysis of the combined Intent To Treat Infected (“ITTI”) population showed median time to resolution of fever was 25.3 hours; time to clinical resolution, 92.0 hours; time to alleviation of symptoms, 145 hours; and time to resumption of usual activities, 26.8 days. Further analyses of the data are ongoing, and we will submit detailed analyses for presentation at an upcoming medical meeting.

Our ongoing Phase 3 efficacy study of i.v. peramivir (“301”) is a multicenter, randomized, double-blind, controlled study to evaluate the efficacy and safety of 600 mg i.v. peramivir administered once-daily for five days in addition to standard of care (“SOC”), compared to SOC alone, in adults and adolescents who are hospitalized due to serious influenza.

BCX4208

In September 2009, we announced the initiation of a clinical study of BCX4208 for the treatment of gout. Our first gout clinical trial 201 was a Phase 2, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of various doses of orally administered BCX4208 in subjects with gout. The trial contained two parts: part one, which was a parallel-group study of multiple doses of BCX4208 randomized against a placebo and part two, which was a sequential-group study of escalating doses of BCX4208, randomized against placebo.

On April 28, 2010, we announced positive top-line results from a planned interim analysis of part one of this clinical study. The study’s primary endpoint was the change in serum uric acid (“sUA”) concentration after 21 days of treatment compared to baseline concentration prior to treatment. Part one of the study randomized 60 gout patients with sUA concentrations greater than or equal to 8 mg/dL to placebo or to one of three different doses of BCX4208 (40 mg, 80 mg, 120 mg) administered once-daily for 21 days. All three doses of BCX4208 demonstrated a statistically significant reduction in sUA levels compared to placebo at day 22. BCX4208 also demonstrated a statistically significant difference in the proportion of subjects with sUA levels less than 6 mg/dL, compared to subjects treated with placebo, on day 22. Among patients with a baseline sUA concentration below 10 mg/dL, up to 63% showed sUA levels below 6 mg/dL on day 22. BCX4208 was generally safe and well-tolerated at the doses evaluated in part one of this study. Reductions in peripheral blood lymphocytes were observed in patients treated with BCX4208. Overall, the frequency of adverse events in each of the BCX4208 treatment groups was comparable to that observed in the placebo group.

We announced on August 5, 2010 that we achieved positive top-line results in part two of this clinical study. Part two of the study was designed to sequentially evaluate the safety and efficacy of up to three higher doses (160 mg, 240 mg and 320 mg once-daily) of BCX4208, and included various stopping criteria related to both safety and efficacy. The primary endpoint of part two of this study was the change in sUA concentration at day 22, following 21 days of once-daily treatment, compared to baseline sUA concentration prior to treatment. Since all pre-specified efficacy criteria were met following administration of the 240 mg dose, the 320 mg dose group was not initiated and the study was stopped. Both doses of BCX4208 evaluated in part two met the primary endpoint of the study. BCX4208 also demonstrated a statistically significant difference in the proportion of subjects with sUA levels less than 6 mg/dL, compared to subjects treated with placebo, on day 22. Overall, the frequency of adverse events in each of the BCX4208 treatment groups was comparable to that observed in the placebo group. Additional studies designed to evaluate longer-term exposure are needed to further define the safety and tolerability profile of BCX4208.

Detailed results from this clinical study were presented at the American College of Rheumatology meeting in Atlanta, Georgia on November 8, 2010. The poster concluded that BCX4208 doses administered at 40, 80, 120, 160 and 240 mg once-daily monotherapy rapidly and significantly reduced sUA in patients with gout. BCX4208 was generally safe and well-tolerated at all doses evaluated in the study.

Additionally, on June 1, 2010, we announced that we were initiating a second Phase 2 study of BCX4208 in patients with gout. The study was designed to evaluate the urate-lowering activity and safety of several doses of BCX4208 alone and in combination with selected doses of allopurinol administered once-daily. On September 16, 2010, we announced positive top-line results from this study. A dose-response was demonstrated for both BCX4208 and allopurinol, and the combination of BCX4208 and allopurinol was shown to be superior to either drug alone in sUA reduction. In five of these nine combination groups, 80 percent or more of the patients achieved a sUA concentration of less than 6 mg/dL. Combinations of lower doses of BCX4208 with allopurinol showed additive or synergistic effects in sUA reduction. The doses of BCX4208 alone and in combination with allopurinol evaluated in the study were generally safe and well-tolerated.

On December 22, 2010, we announced the initiation of a Phase 2b study of BCX4208 as add-on therapy in gout patients who have not responded adequately to allopurinol therapy alone. This randomized, double-blind, dose-response 250-patient study is designed to evaluate the safety and efficacy of BCX4208 in combination with allopurinol in gout patients who have failed to reach the sUA objective of <6 mg/dL following treatment with allopurinol 300 mg alone. The primary endpoint of the study is the proportion of subjects with sUA <6 mg/dL at day 85. The study utilizes a parallel-group design, evaluating BCX4208 at doses of 5 mg, 10 mg, 20 mg, 40 mg and placebo administered once-daily for 12 weeks, in combination with allopurinol’s standard dose of 300 mg.

We also plan to initiate a long-term safety study of BCX4208 in 2011.

Forodesine

On September 15, 2010, we announced preliminary top-line results from our pivotal multinational, open-label, single-arm trial evaluating 200 mg once-daily oral forodesine in the treatment of relapsed or refractory CTCL. The study’s primary endpoint was objective response rate, defined as complete or partial cutaneous response that is sustained for at least 28 days, in patients with later stage disease who had previously received at least three systemic therapies for their disease. Eleven of 101 (11% (95% confidence interval: 6-19%)) later stage patients enrolled achieved a partial cutaneous response, while no patients achieved a complete response. Of the remaining later stage patients, 56 (55%) had stable disease as their best response, 30 (30%) had progressive disease, with a median time to progression of 353 days, and four (4%) were not evaluable. Oral forodesine was generally safe and well-tolerated in this study.

Also on September 15, 2010, we announced interim results from our exploratory Phase 2 study to investigate the efficacy and safety of forodesine as monotherapy for CLL. In this open-label, single-arm, multi-center study, forodesine was administered orally at 200 mg twice-daily for 28-day cycles in 25 previously treated CLL patients. The primary endpoint of the study was overall response rate. Consistent with results of previous clinical trials, forodesine was generally safe and well-tolerated in this study.

On December 4, 2010, we presented new data from this study that confirmed forodesine’s clinical activity in the treatment of CLL at the 52nd Annual American Society of Hematology Meeting & Exposition held in Orlando, Florida. An analysis conducted after all patients were followed through ≥6 months showed that six of 23 response-evaluable patients demonstrated a partial response to forodesine, resulting in a response rate of 26 percent. Forodesine 200 mg orally-administered twice-daily was generally safe and well-tolerated in this study. The pattern, frequencies and severity distribution of adverse events were generally consistent with CLL-associated poor bone marrow function and immunodeficiency, prior therapies and co-morbidities.

We are exploring the interest level of potential partners as a possible path forward for the future development of forodesine in the U.S. Absent a U.S. partner, we do not plan to conduct additional studies of forodesine or file an NDA with the U.S. Food and Drug Administration (“FDA”).

In September 2010, we disclosed results from the forodesine pivotal study in CTCL, interim results from the Phase 2 exploratory study in CLL, and our intention to determine if there is interest by a partner in the U.S. to continue with further development, regulatory filing and commercialization. To date, we have not found an interested partner. We have shared this information with Mundipharma International Holdings Limited (“Mundipharma”), along with our decision not to continue further development of forodesine in the U.S. Mundipharma has expressed disappointment regarding the development of forodesine and this outcome. On February 21, 2011, we received a letter from Mundipharma’s legal counsel notifying us that they intended to utilize the dispute resolution provisions of our agreement with them, which includes meetings of senior management and the later possibility of arbitration.

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

Our Business Strategy

Our business strategy is to maximize sustainable value by moving our drug candidate portfolio from discovery through clinical development, registration and ultimately to the market. We believe that our strength is in early stage discovery and development of drug candidates. We may decide to market, distribute and sell our products. Alternatively, we may rely on partners, licensees and others to provide for the marketing, distribution and sales of our products. The principal elements of our strategy are:

•	Focusing on High Value-Added Structure-Based Drug Design Technologies. We utilize structure-based drug design, which incorporates multiple scientific disciplines including biology, crystallography, medicinal chemistry and computer modeling, in order to most efficiently develop new therapeutic candidates. Structure-based drug design is a process by which we design a drug candidate through detailed analysis of the enzyme target, which the drug candidate must inhibit in order to stop the progression of the disease or disorder. We believe that structure-based drug design is a powerful tool for efficient development of small-molecule drug candidates that have the potential to be safe, effective and relatively inexpensive to manufacture. Our structure-based drug design technologies typically allow us to design and synthesize multiple drug candidates that inhibit the same enzyme target. We believe this strategy can lead to broad patent protection and enhance the competitive advantages of our compounds.

•	Selecting Inhibitors that are Promising Candidates for Commercialization. We test multiple compounds to identify those that are most promising for clinical development. We base our selection of promising development candidates on desirable product characteristics, such as initial indications of safety and efficacy. We believe that this focused strategy allows us to eliminate unpromising candidates from consideration sooner without incurring substantial clinical costs. In addition, our preference is to select drug candidates on the basis of their potential for relatively efficient Phase 1 and Phase 2 clinical trials. We may augment our internal discovery programs through the selective in-licensing of potential drug development targets or early stage compounds for these specific targets. We may also use our technical expertise and network of academic and industry contacts to evaluate and select promising enzyme targets to license for the discovery of small-molecule pharmaceuticals.

•	Entering into Contractual Relationships. An important element of our business strategy is to control fixed costs and overhead through contracting and entering into license agreements with third parties. We maintain a streamlined corporate infrastructure that focuses our expertise. By contracting with other specialty organizations, we believe that we can control costs, enable our drug candidates to reach the market more quickly and reduce our business risk. We generally plan to advance drug candidates through initial and early-stage drug development. We seek to retain full product rights to our drug candidates within specialty markets, while relying on collaborative arrangements with third parties for drug candidates within larger markets or outside our area of expertise. Potential third party alliances

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

Our Principal Products

The following table summarizes our drug candidates in clinical development as of March 7, 2011:

Program and Candidate Disease
Category/Indication	Delivery Form	Development Stage	Rights

Neuraminidase Inhibitor (peramivir)
Viral (Acute Influenza)	i.v.	Pivotal	BioCryst (U.S.)
Viral (Seasonal Influenza)	i.v.	Approved	Shionogi (Japan and Taiwan)/ Green Cross (Korea)
PNP Inhibitor (BCX4208)
Gout	Oral	Phase 2	BioCryst
PNP Inhibitor (forodesine)*
CTCL	Oral	Pivotal	BioCryst (U.S.)/Mundipharma
CLL	Oral	Phase 2	(EU, Australia, Asia)

*	We are exploring the interest level of potential partners as a possible path forward for the future development of forodesine in the U.S. Absent a U.S. partner, we do not plan to conduct additional studies of forodesine or file an NDA with the FDA.

Peramivir — Neuraminidase Inhibitor

Overview

In 1987, scientists at The University of Alabama at Birmingham (“UAB”), in collaboration with our scientists, began determining the molecular structure of the influenza neuraminidase enzyme from several different strains of the influenza virus, using X-ray crystallography. Subsequently, our scientists and UAB’s scientists separately initiated the design of inhibitors to these enzymes using structure-based drug design. In order to have exclusive rights to the UAB inhibitors, we licensed the influenza neuraminidase program from UAB in 1994. Our scientists proceeded to complete the studies of the neuraminidase enzyme’s molecular structure needed to design potent and tight binding inhibitors to the enzyme. Our scientists subsequently discovered peramivir and several other potent inhibitors to target the active site of the neuraminidase enzyme.

Peramivir is an intravenously administered investigational anti-viral agent that rapidly delivers high plasma concentrations to the sites of infection. Peramivir inhibits the interactions of influenza neuraminidase, an enzyme that is critical to the spread of influenza within the host. Peramivir is an inhibitor of influenza A and B viruses, including strains of influenza viruses that may be resistant to available neuraminidase inhibitors. Because of the similarities of the neuraminidase active sites among the different strains of the influenza virus, peramivir is a potent broad-spectrum inhibitor and can be effective in the treatment and prevention of influenza irrespective of the strain of the virus. The availability of an intravenous (i.v.) neuraminidase inhibitor may be important in treating patients hospitalized with severe and potentially life-threatening influenza by ensuring that the appropriate dose is administered, which may be a concern with currently available oral or inhaled anti-influenza agents.

The influenza virus causes an acute viral disease of the respiratory tract. Unlike the common cold and some other respiratory infections, seasonal flu can cause severe illness, resulting in life-threatening complications. According to the Centers for Disease Control and Prevention (the “CDC”), an estimated 5% to 20% of the American population suffers from influenza annually, and there are approximately 3,000 to 49,000 flu-related deaths per year in the U.S. Most at risk are young children, the elderly and people with seriously compromised immune systems. With the concern of avian influenza and the possible threat of a pandemic, many governments throughout the world have been stockpiling antiviral drugs, such as Roche’s neuraminidase inhibitor, oseltamivir. There is interest in many of these governments, including the U.S. government to find additional vaccines and antivirals to address a potential pandemic situation.

Collaborations

HHS.  In January 2007, HHS awarded us a $102.6 million, four-year contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to extend the i.v. peramivir program by 12 months and to increase funding by $77.2 million. Through December 31, 2011, $157.6 million has been recognized as revenue under the contract with HHS to support activities related to the i.v. peramivir development program.

On October 29, 2010, HHS contacted us informally regarding our proposal. During those informal communications, HHS indicated that we should explore certain changes to our currently ongoing Phase 3 i.v. peramivir study for the treatment of hospitalized patients with serious influenza, including potentially increasing the size of the study. The necessity for a second pivotal study in acute, uncomplicated outpatient populations was discussed by HHS and the FDA and was deemed unnecessary for a label indication for acute, complicated hospitalized patients. We previously disclosed that we had submitted a proposal for a second contract modification to HHS for additional funding toward completion of the modified Phase 3 development of i.v. peramivir. This proposal included an additional outpatient efficacy study. We also previously disclosed that HHS had approved start-up activities for the Phase 3 program under the existing contract. HHS indicated that it plans to reimburse authorized start-up costs as well as termination costs related to this outpatient efficacy study. In light of these communications by HHS, we did not move forward with the outpatient study.

On January 13, 2011, we announced that, based on those recent discussions between HHS and the FDA, we had submitted a revised contract proposal to HHS seeking additional funding to enable completion of the Phase 3 development plan for i.v. peramivir. In the revised contract proposal, we identified changes to the design of our ongoing 301 study that could increase the likelihood of a positive clinical outcome.

On February 24, 2011, we announced that HHS had awarded us a $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brings the total award from HHS to $234.8 million and extends the contract term by 24 months through December 31, 2013, providing funding through completion of Phase 3 and the filing of an NDA to seek regulatory approval for i.v. peramivir in the U.S. This contract modification supports implementation of our proposed changes to study 301. The modifications to the study include:

•	Changing the primary efficacy analysis of the study to focus on a subset of approximately 160 patients not treated with neuraminidase inhibitors as SOC, in order to provide the greatest opportunity to demonstrate a statistically significant peramivir treatment effect.

•	Increasing the total study target enrollment to 600 subjects from the current target of 445 subjects.

•	Adding at least 45 more clinical site locations in additional countries.

These changes are expected to increase the amount of time required to complete enrollment in this ongoing study. The actual time to reach completion of enrollment will depend on the prevalence and severity of influenza, as well as the ability of the more than 265 investigator sites to successfully enroll patients.

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

Under the Indefinite Delivery Indefinite Quantity contract issued to us on November 3, 2009, the minimum and maximum quantities of i.v. peramivir that may be ordered by HHS are 1,000 and 40,000 treatment courses, at the same unit price as the first order. We are also required to maintain the ability to manufacture additional courses for treatment or prophylaxis, dependent on the volume and size of anti-viral orders received from HHS. Based on the RFP, we initiated manufacture of approximately 130,000 courses of i.v. peramivir at a cost of approximately $10.0 million, so that we would have additional inventory available in advance of potential orders. In addition, we have sufficient quantities of API of i.v. peramivir available to produce up to 350,000 additional courses. Separate from the RFP process, we have donated and transferred to HHS an initial supply sufficient for 1,200 courses of i.v. peramivir 600 mg once-daily for five days.

Shionogi.  Effective February 28, 2007, we entered into a License, Development and Commercialization Agreement, as amended, supplemented or otherwise modified (the “Shionogi Agreement”), an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the Shionogi Agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan in exchange for a $14.0 million upfront payment. The license provides for potential future milestone event payments (up to $21.0 million) and commercial event milestone payments (up to $95.0 million) in addition to double digit (between 10 and 20% range) royalty payments on product sales of peramivir. Generally, all payments under the Shionogi Agreement are nonrefundable and non-creditable, but they are subject to audit. Shionogi will be responsible for all development, regulatory, and marketing costs in Japan. The term of the agreement is from February 28, 2007 until terminated by either party in accordance with the Shionogi Agreement. Either party may terminate in the event of an uncured breach. Shionogi has the right of without cause termination. In the event of termination all license and rights granted to Shionogi shall terminate and shall revert back to us. We developed peramivir under a license from UAB and will owe sublicense payments to UAB on the upfront payment and any future event payments and/or royalties received by us from Shionogi. In October 2008, we and Shionogi amended the Shionogi Agreement to expand the territory covered by the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase 3 clinical trial in Hong Kong.

In January 2010, Shionogi received marketing and manufacturing approval for i.v. peramivir in Japan, and we received a third and final regulatory milestone payment of $7.0 million that month as a result of this approval. We may receive future commercial event milestone payments of up to $95.0 million from Shionogi. Shionogi has commercially launched peramivir under the commercial name RAPIACTA® in Japan.

In October 2010, we announced that Shionogi had received approval of an additional indication for use of i.v. peramivir to treat children and infants with influenza in Japan.

On March 9, 2011, we announced that JPR Royalty Sub LLC, our newly created wholly-owned subsidiary (the “Royalty Sub”), completed a private placement to institutional investors of $30.0 million in aggregate principal amount of the PhaRMA Notes. The PhaRMA Notes, which are obligations of Royalty Sub, are secured by (i) Royalty Sub’s rights to receive royalty payments from Shionogi in respect of commercial sales of RAPIACTA® in Japan and, if approved for commercial sale, Taiwan (the “Territory”), as well as future milestone payments payable by Shionogi under the Shionogi Agreement (as defined below) and all of Royalty Sub’s other assets, and (ii) a pledge by us of our equity interest in Royalty Sub.

In connection with the issuance of the PhaRMA Notes by Royalty Sub, we entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) dated as of March 9, 2011 between us and Royalty Sub. Under the terms of the Purchase and Sale Agreement, we transferred to Royalty Sub, among other things, (i) our rights to receive certain royalty and milestone payments from Shionogi arising under the Shionogi Agreement, and (ii) the right to receive payments under a Japanese yen/US dollar foreign currency hedge arrangement (as further described below, the “Currency Hedge Agreement”), put into place by us in connection with the transaction. Of the $30.0 million in gross proceeds from the sale of the PhaRMA Notes by Royalty Sub, $3.0 million was used to fund an interest reserve account, and after fees and financing expenses in connection with the transactions the net proceeds to us were approximately $23.0 million. We and Royalty Sub have agreed to certain covenants in the Purchase and Sale Agreement that are intended to preserve the value of the assets purchased from us by Royalty Sub. The Purchase and Sale Agreement includes customary representations, warranties and covenants by us and customary indemnification and other provisions typical for asset sale agreements in structured financing transactions for pharmaceutical royalty payments.

The PhaRMA Notes were issued by Royalty Sub under an Indenture, dated as of March 9, 2011 (the “Indenture”), by and between Royalty Sub and U.S. Bank National Association, as Trustee (the “Trustee”). Principal and interest on the PhaRMA Notes issued by Royalty Sub are payable from, and are secured by, the rights to royalty and milestone payments under the Shionogi Agreement transferred by us to Royalty Sub and payments, if any, made to Royalty Sub under the Currency Hedge Agreement. Payments may also be made from the interest reserve account and certain other accounts established in accordance with the Indenture. Principal on the PhaRMA Notes is required to be paid in full by the final legal maturity date of December 1, 2020, unless the PhaRMA Notes are repaid, redeemed or repurchased earlier. The PhaRMA Notes are redeemable by Royalty Sub beginning March 9, 2012 as described below. The PhaRMA Notes bear interest at the rate of 14% per annum, payable annually in arrears on September 1st of each year, beginning on September 1, 2011 (each, a “Payment Date”).

Royalty Sub’s obligations to pay principal and interest on the PhaRMA Notes are obligations solely of Royalty Sub and are without recourse to any other person, including us, except to the extent of our pledge of our equity interests in Royalty Sub in support of the PhaRMA Notes.

Various accounts have been established in accordance with the Indenture, including, among others, the interest reserve account as well as a collections account into which royalty and milestone payments under the Shionogi Agreement will be made. In addition, we may, but are not obligated to, make capital contributions to a capital account that may be used to redeem, or on up to one occasion pay any interest shortfall on, the PhaRMA Notes.

On each Payment Date in respect of the PhaRMA Notes, funds will be applied by the Trustee in the order of priority set forth below:

•	first, to Royalty Sub for the payment of all taxes owed by Royalty Sub, if any;

•	second, to the payment of certain expenses of Royalty Sub not previously paid or reimbursed;

•	third, to the Trustee for distribution to the holders of the PhaRMA Notes, all interest due and payable on the PhaRMA Notes, including any accrued and unpaid interest due on prior Payment Dates, and any accrued and unpaid interest on such unpaid interest, compounded annually, taking into account any amounts paid from the interest reserve account and capital account on such Payment Date;

•	fourth, as long as no event of default under the PhaRMA Notes has occurred and is continuing, on the September 1, 2014 Payment Date, the September 1, 2015 Payment Date or the September 1, 2016 Payment Date, to the interest reserve account, the amount (if any) set forth in a written direction to the Trustee from Royalty Sub; provided, that such application of funds, together with any such prior application of funds, shall not exceed $2,100,000 in the aggregate;

•	fifth, to the Trustee for distribution to the holders of the PhaRMA Notes, principal payments on the PhaRMA Notes (without premium or penalty), allocated pro rata among the holders of the PhaRMA Notes, until the outstanding principal balance of such PhaRMA Notes has been paid in full;

•	sixth, after the PhaRMA Notes have been paid in full, to the Trustee for the payment of principal of, and interest on, subordinated notes, if any, issued by Royalty Sub as permitted by the Indenture for the PhaRMA Notes in certain circumstances;

•	seventh, after the PhaRMA Notes have been paid in full, to the ratable payment of all other obligations under the Indenture for the PhaRMA Notes until all such amounts are paid in full; and

•	eighth, after the PhaRMA Notes and all amounts owing under the Indenture have been paid in full, to Royalty Sub, all remaining amounts.

If the amounts available for payment on any Payment Date are insufficient to pay all of the interest due on a Payment Date, unless sufficient capital is contributed to Royalty Sub by us as permitted under the Indenture or the interest reserve account is available to make such payment, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. If such shortfall (and interest thereon) is not paid in full on or prior to the next succeeding Payment Date, an “Event of Default” under the Indenture will occur. Events of Default under the Indenture include, but are not limited to, the following:

•	failure to pay interest on the PhaRMA Notes due on any Payment Date (other than the final legal maturity date or any redemption date) in full on or prior to the next succeeding Payment Date, together with any additional accrued and unpaid interest on any interest not paid on the Payment Date on which it was originally due;

•	failure to pay principal and premium, if any, and accrued and unpaid interest on the PhaRMA Notes on the final legal maturity date, or failure to pay the redemption price when required on any redemption date;

•	failure to pay any other amount due and payable under the Indenture and the continuance of such default for a period of 30 or more days after written notice thereof is given to Royalty Sub by the Trustee;

•	failure by Royalty Sub to comply with certain covenants set forth in the Indenture or the PhaRMA Notes, provided, that, if the consequences of the failure can be cured, such failure continues for a period of 30 days or more after written notice of the failure has been given to Royalty Sub by the Trustee at the direction of holders of a majority of the outstanding principal balance of PhaRMA Notes, and, except in respect of a covenant, obligation, condition or provision already qualified in respect of Material Adverse Change (as defined in the Indenture), such failure is a Material Adverse Change;

•	Royalty Sub becomes subject to a Voluntary Bankruptcy or an Involuntary Bankruptcy (each as defined in the Indenture);

•	any judgment or order for the payment of money in excess of $1,000,000 (not paid or covered by insurance) shall be rendered against Royalty Sub and either (i) enforcement proceedings have been commenced by any creditor upon such judgment or order or (ii) there is any period of 30 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect;

•	Royalty Sub becomes an investment company required to be registered under the Investment Company Act of 1940, as amended;

•	Royalty Sub is classified as a corporation or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes;

•	we shall have failed to perform any of our covenants under the Purchase and Sale Agreement and such failure is a Material Adverse Change; or

•	the Trustee shall fail to have a first-priority perfected security interest in any of the collateral securing the PhaRMA Notes or in any of the equity in Royalty Sub pledged by us.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, the above-described Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

Prior to March 9, 2012, the PhaRMA Notes will not be redeemable by Royalty Sub. Thereafter, the PhaRMA Notes will be redeemable at the option of Royalty Sub at any time at a redemption price equal to the percentage of the outstanding principal balance of the PhaRMA Notes being redeemed specified below for the period in which the redemption occurs, plus accrued and unpaid interest through the redemption date on the PhaRMA Notes being redeemed:

Redemption
Payment Dates (Between Indicated Dates)	Percentage

From and including March 9, 2012 to and including March 8, 2013	107.00%
From and including March 9, 2013 to and including March 8, 2014	103.50%
From and including March 9, 2014 and thereafter	100.00%

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into the Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2014 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the US dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our earnings as a result. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. Subject to certain obligations we have in connection with the PhaRMA Notes, we have the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $2.0 million termination fee.

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

In August 2010, we announced that Green Cross had received marketing and manufacturing approval from the Korean Food & Drug Administration for i.v. peramivir to treat patients with influenza A & B viruses, including pandemic H1N1 and avian influenza. Green Cross received the indication of single dose administration of 300 mg i.v. peramivir. Green Cross intends to launch peramivir under the commercial name PeramiFlu® in Korea.

Other Collaborations.  In addition to Shionogi and Green Cross, we have arrangements with several companies outside the U.S. to represent us and peramivir primarily for stockpiling purposes.

Clinical Trials

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

In September 2009, we announced that we were initiating two Phase 3 studies of i.v. peramivir for the treatment of hospitalized patients with serious influenza. The combined enrollment target for these studies was approximately 700 patients, and approximately 300 study locations are targeted to participate in these studies globally. These studies are intended to support U.S. regulatory approval of i.v. peramivir as a treatment for influenza.

On January 13, 2011, we announced top-line results from our completed 303 study. This study was an open-label, randomized trial of the anti-viral activity, safety and tolerability of i.v. peramivir administered either as a once-daily infusion of 600 mg or a twice-daily infusion of 300 mg to adult and adolescent subjects hospitalized with confirmed or suspected influenza infection. Treatment was planned for 5 days with an extension to 10 days in patients who needed additional treatment.

The study enrolled 234 patients aged 14 to 92 years during the 2009-2010 H1N1 pandemic of whom 200 patients (85%) had a duration of illness of more than 48 hours. Peramivir was administered to 230 patients; 170 patients (74%) had received prior treatment with oseltamivir. At study entry 158 patients (69%) needed supplemental oxygen and 39 patients (17%) were in intensive care. The median duration of peramivir treatment was five days (range, 1-11 days). The ITTI population consisted of 127 patients with influenza confirmed by RT-PCR, viral culture, or serology.

The primary endpoint of the study was the change in influenza virus titer in nasopharyngeal samples, measured by TCID50. Forty-four patients had a positive baseline culture, 20 for the 300 mg twice-daily group and 24 for the 600 mg once-daily group. Similar reductions in log10 TCID50 viral titer were observed over the first 48 hours in the two treatment groups, -1.66 (95% CI -2.32, -0.61) for 300 mg peramivir twice-daily and -1.47 (95% CI -1.89, -0.75) for peramivir 600 mg once-daily.

Both dose regimens of i.v. peramivir were generally safe and well-tolerated. The frequency and severity of adverse events was similar in the two groups, and was consistent with the profile of influenza patients hospitalized during the 2009-2010 pandemic. SAEs were reported in 20 percent of patients. Of the total SAEs reported, one case of elevated liver enzymes was attributed to the study drug and all other SAEs were attributed to other factors. The most common SAEs reported were respiratory failure, acute respiratory distress syndrome, septic shock and acute renal failure. Overall mortality within 28 days of initial peramivir treatment was 8.7 percent; no deaths were attributed to study drug. No safety signals were identified.

The analysis of the combined ITTI population showed median time to resolution of fever was 25.3 hours; time to clinical resolution, 92.0 hours; time to alleviation of symptoms, 145 hours; and time to resumption of usual activities, 26.8 days. Further analyses of the data are ongoing, and we will submit detailed analyses for presentation at an upcoming medical meeting.

Our 301 study is an ongoing, multicenter, randomized, double-blind, controlled study to evaluate the efficacy and safety of 600 mg i.v. peramivir administered once-daily for five days in addition to SOC, compared to SOC alone, in adults and adolescents who are hospitalized due to serious influenza. The modification to our contract with HHS announced on February 24, 2011 provides for the following changes to study 301:

•	Changing the primary efficacy analysis of the study to focus on a subset of approximately 160 patients not treated with neuraminidase inhibitors as SOC, in order to provide the greatest opportunity to demonstrate a statistically significant peramivir treatment effect.

•	Increasing the total study target enrollment to 600 subjects from the current target of 445 subjects.

•	Adding at least 45 more clinical site locations in geographical regions where neuraminidase inhibitors are not widely used, possibly including sites in India and China.

These changes are expected to increase the amount of time required to complete enrollment in this ongoing study. The actual time to reach completion of enrollment will depend on the prevalence and severity of influenza, as well as the ability of the more than 265 investigator sites to successfully enroll patients.

Data related to i.v. peramivir was presented at the 50th Annual Interscience Conference on Antimicrobial Agents and Chemotherapy (“ICAAC”) Meeting on September 15, 2010. The first poster presentation concluded that there is no evidence of a pharmacokinetic interaction between i.v. peramivir (600 mg) with oral oseltamivir (75 mg) or oral rimantadine (100 mg) when administered simultaneously in hospitalized patients with influenza. The second poster presentation concluded that i.v. peramivir administered at two single doses (600 mg and 1200 mg) was not associated with QTc prolongation or other repolarization abnormalities, and that peramivir was generally safe and well-tolerated.

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

In July 2009, Shionogi announced positive results in two Phase 3 clinical trials of i.v. peramivir. The studies were sponsored by Shionogi and conducted during the 2008-2009 influenza season. Shionogi and Green Cross co-conducted the portion of the studies in Korea. Doses of i.v. peramivir of 300 mg and 600 mg, administered in single and multiple doses, were found to be generally safe and well-tolerated in these trials. Shionogi presented the data at the 2009 ICAAC/IDSA annual meeting in San Francisco, California.

Shionogi previously completed a Phase 2 study of i.v. peramivir administered via a single dose infusion in the outpatient setting for treatment of seasonal influenza. Shionogi presented the data at the 2008 ICAAC/IDSA annual meeting in Washington, D.C.

Current Development Strategy

Our plan is to continue developing i.v. peramivir. In addition to the progress made clinically, we have also made significant progress in the manufacturing and toxicology work required to advance the program toward product approval.

Purine Nucleoside Phosphorylase (“PNP”) Inhibitors

Overview

PNP is a purine salvage pathway enzyme that is essential for the proliferation of T-cells and B-cells. Typically, T- and B-cells are an essential part of the body’s immune system, but when they multiply uncontrollably they can cause various forms of cancer. Inhibiting PNP produces selective suppression of T- and B-cells, inducing apoptosis in both types of cells. Selective inhibition of PNP causes certain nucleosides, including deoxyguanosine, to accumulate. As the concentration of deoxyguanosine increases within T-cells, it is converted by specific enzymes to dGTP. A high concentration of dGTP in T-cells causes an imbalance in the intra-cellular trinucleotide pool and thus causes cell death.

Collaborations and In-License Relationships

AECOM and IRL

In June 2000, we licensed a series of potent PNP inhibitors from AECOM and IRL (collectively, the “Licensors”). The license agreement was amended in July 2002, April 2005, December 2009 and May 2010. The lead drug candidates from this collaboration are forodesine and BCX4208. We have obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, drug candidates that might arise from research on these PNP inhibitors. We have the option to expand the agreement to include other inventions in the field made by the investigators or employees of the Licensors. We have agreed to use commercially reasonable efforts to develop these drugs. This license agreement may be terminated by us at any time by giving 60 days advance notice or in the event of material uncured breach by the Licensors.

In addition, we agreed to pay certain milestone payments for each licensed product, which range in the aggregate from $1.4 million to almost $4.0 million per indication, for future development of these inhibitors, single digit royalties on net sales of any resulting product made by us, and to share approximately one quarter of future payments received from third-party sublicensees of the licensed PNP inhibitors, if any. We also agreed to pay annual license fees ranging from $150,000 to $500,000, creditable against actual royalties and other payments due to the Licensors.

In May 2010, we and the Licensors agreed to further amend the terms of the license agreement. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sublicensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments we may receive in the future under our license agreement dated February 1, 2006 with Mundipharma and (ii) royalties received from our sublicensees in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by us remains unchanged.

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

Mundipharma.  In February 2006, we entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of forodesine, a PNP inhibitor, for use in oncology. Under the terms of the agreement, Mundipharma obtained rights to forodesine in markets across Europe, Asia, and Australasia in exchange for a $10.0 million up-front payment. In addition, Mundipharma contributed $10.0 million of the documented out-of-pocket development costs incurred by us in respect of the current and planned trials as of the effective date of the agreement, and Mundipharma will conduct additional clinical trials at their own cost up to a maximum of $15.0 million. The license provides for possibility of future event payments totaling $155.0 million for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, the agreement provides that we will receive royalties (ranging from single digits to mid teens) based on a percentage of net product sales, which varies depending upon when certain indications receive NDA approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. We licensed forodesine and other PNP inhibitors from AECOM and IRL and will owe sublicense payments to these third parties on the upfront payment, event payments, and royalties received by us from Mundipharma.

For five years, Mundipharma will have a right of first negotiation on existing backup PNP inhibitors we develop through Phase 2b in oncology, but any new PNP inhibitors will be exempt from this agreement and we will retain all rights to such compounds. We retained the rights to forodesine in the U.S. and Mundipharma is obligated by the terms of the agreement to use commercially reasonable efforts to develop the licensed product in the territory specified by the agreement. The agreement will continue for the commercial life of the licensed products, but may be terminated by either party following an uncured material breach by the other party or in the event the pre-existing third party license with AECOM and IRL expires. It may be terminated by Mundipharma upon 60 days written notice without cause or under certain other conditions as specified in the agreement and all rights, data, materials, products and other information would be transferred back to us at no cost. In the event we terminate the agreement for material default or insolvency, we could have to pay Mundipharma 50% of the costs of any independent data owned by Mundipharma in accordance with the terms of the agreement.

We deferred the $10.0 million up-front payment that was received from Mundipharma in February 2006. This deferred revenue began to be amortized to revenue in February 2006 and will end in October 2017, which is the date of expiration for the last-to-expire patent covered by the agreement. The costs reimbursed by Mundipharma for the current and planned trials of forodesine were recorded as revenue when the expense was incurred up to the $10.0 million limit stipulated in the agreement.

BCX4208

Overview

BCX4208 is a next generation PNP inhibitor with the potential for once-a-day dosing suitable for chronic administration. Studies have shown that BCX4208 may have utility in diseases dependent on T-cells, B-cells and uric acid reduction, with broad applications in inflammatory and autoimmune diseases. We believe that BCX4208 is a good candidate to control gout because data from a prior Phase 2 clinical trial of BCX4208 for psoriasis indicated a dose related reduction in uric acid that was sustained for the duration of drug exposure.

Clinical Trials

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

On April 28, 2010 we announced positive top-line results from a planned interim analysis of part one of this clinical study. The study’s primary endpoint was the change in sUA concentration after 21 days of treatment compared to baseline concentration prior to treatment. Part one of the study randomized 60 gout patients with sUA concentrations greater than or equal to 8 mg/dL to placebo or to one of three different doses of BCX4208, a PNP inhibitor, administered once-daily for 21 days. All three doses of BCX4208 demonstrated a statistically significant reduction in sUA levels compared to placebo at day 22. BCX4208 doses of 40 mg, 80 mg and 120 mg per day showed median reductions in sUA levels of 2.7, 3.3 and 3.4 mg/dL, respectively.

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

We announced on August 5, 2010 that we achieved positive top-line results in part two of this clinical study, after completion of dose cohorts at 160 mg and 240 mg per day. The primary endpoint of part two of this study was the change in sUA concentration at day 22, following 21 days of once-daily treatment, compared to baseline sUA concentration prior to treatment. Data was evaluated using least square means (“LSM”) and an analysis of covariance (“ANCOVA”) model with factors for treatment and baseline sUA.

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

Detailed results from this clinical study were presented at the American College of Rheumatology meeting in Atlanta, Georgia on November 8, 2010. The poster concluded that BCX4208 doses administered at 40, 80, 120, 160 and 240 mg once-daily monotherapy rapidly and significantly reduced sUA in patients with gout. BCX4208 was generally safe and well-tolerated at all doses evaluated in the study.

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

The study utilized a factorial design. The primary endpoint was change in sUA after 21 days of treatment compared to baseline concentration prior to treatment. Eighty-seven gout patients with sUA concentrations greater than or equal to 8 mg/dL were randomized to receive BCX4208 at daily doses of 20 mg, 40 mg and 80 mg administered orally as monotherapy or in combination with allopurinol at daily doses of 100 mg, 200 mg and 300 mg administered orally. A dose-response was demonstrated for both BCX4208 and allopurinol, and the combination of BCX4208 and allopurinol was shown to be superior to either drug alone in sUA reduction. In five of these nine combination groups, 80% or more of the patients achieved a sUA concentration of less than 6 mg/dL. Combinations of lower doses of BCX4208 with allopurinol showed additive or synergistic effects in sUA reduction. The doses of BCX4208 alone and in combination with allopurinol were generally safe and well-tolerated. Consistent with prior BCX4208 clinical studies, reductions in peripheral blood lymphocytes were observed in patients treated with BCX4208. The protocol included stopping rules for CD4+ cell counts below certain thresholds; no subjects were discontinued for this reason.

On December 22, 2010, we announced the initiation of a Phase 2b study of BCX4208 as add-on therapy in gout patients who have not responded to allopurinol therapy alone. This randomized, double-blind, dose-response 250-patient study is designed to evaluate the safety and efficacy of BCX4208 in combination with allopurinol in gout patients who have failed to reach the sUA objective of <6 mg/dL following treatment with allopurinol 300 mg alone. The primary endpoint of the study is the proportion of subjects with sUA <6 mg/dL at day 85. The study utilizes a parallel-group design, evaluating BCX4208 at doses of 5 mg, 10 mg, 20 mg, 40 mg and placebo administered once-daily for 12 weeks, in combination with allopurinol’s standard dose of 300 mg.

We also plan to initiate a long-term safety study of BCX4208 in 2011.

Current Development Strategy

Our plan is to continue developing BCX4208 to appropriately determine the safety and efficacy for use in gout patients.

Forodesine

Overview

Forodesine is an orally-available transition-state analog PNP inhibitor. Forodesine has been granted Orphan Drug status by the FDA for three indications: T-cell non-Hodgkin’s lymphoma, including CTCL; CLL and related leukemias including T-cell prolymphocytic leukemia, adult T-cell leukemia, and hairy cell leukemia; and for treatment of B-ALL. The FDA has also granted “fast track” status to the development of forodesine for the treatment of relapsed or refractory T-cell leukemia, and Special Protocol Assessment (“SPA”) from the FDA for forodesine to conduct a pivotal clinical trial in CTCL with an oral formulation.

Clinical Trials

On September 15, 2010, we announced preliminary top-line results from our pivotal multinational, open-label, single-arm trial evaluating 200 mg once-daily oral forodesine in the treatment of relapsed or refractory CTCL. The study’s primary endpoint was objective response rate, defined as complete or partial cutaneous response that is sustained for at least 28 days, in patients with later stage (stage IIB, III and IVA) disease who had previously received at least three systemic therapies for their disease. Eleven of 101 (11% (95% confidence interval: 6-19%)) later stage patients enrolled achieved a partial cutaneous response, while no patients achieved a complete response. Of the remaining later stage patients, 56 (55%) had stable disease as their best response, 30 (30%) had progressive disease, with a median time to progression of 353 days, and four (4%) were not evaluable. The median number of prior systemic therapies was four (range 3-15) among patients with later stage disease. Oral forodesine was generally safe and well-tolerated in this study, and was administered daily for up to 839 days.

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

Also on September 15, 2010, we announced interim results from our exploratory Phase 2 study to investigate the efficacy and safety of forodesine as monotherapy for CLL. In this open-label, single-arm, multi-center study, forodesine was administered orally at 200 mg twice-daily for 28-day cycles in 25 previously treated CLL patients. The primary endpoint of the study was overall response rate. Consistent with results of previous clinical trials, forodesine was generally safe and well-tolerated in this study.

On December 4, 2010, we presented new data from this study that confirmed forodesine’s clinical activity in the treatment of CLL at the 52nd Annual American Society of Hematology Meeting & Exposition held in Orlando, Florida. An analysis conducted after all patients were followed through ≥6 months showed that six of 23 response-evaluable patients demonstrated a partial response to forodesine, resulting in a response rate of 26 percent. Forodesine 200 mg orally-administered twice-daily was generally safe and well-tolerated in this study. The pattern, frequencies and severity distribution of adverse events were generally consistent with CLL-associated poor bone marrow function and immunodeficiency, prior therapies and co-morbidities.

Current Development Strategy

We are exploring the interest level of potential partners as a possible path forward for the future development of forodesine in the U.S. The timing of future studies of forodesine will be dependent on the results of future partnering efforts. Absent a U.S. partner, we do not plan to conduct additional studies of forodesine or file an NDA with the FDA. Mundipharma holds the rights to forodesine in markets across Europe, Asia, and Australasia under an exclusive, royalty bearing right and license agreement dated February 2006.

Additional Products

In addition to our principal products, we retain exclusive rights to other compounds in a number of therapeutic areas. These compounds are currently in pre-clinical development and include potent inhibitors of parainfluenza hemagglutinin, neuraminidase, influenza neuraminidase, hepatitis C RNA polymerase, JAK inhibitors, plasma kallikrein and additional PNP inhibitors. We will continue to evaluate and test these compounds to determine which should be taken forward into clinical testing.

Other Collaborations

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

UAB.  We have had a close relationship with UAB since our formation. Our former Chairman, Dr. Charles E. Bugg, was the previous Director of the UAB Center for Macromolecular Crystallography, and our former Chief Operating Officer, Dr. J. Claude Bennett, was the former President of UAB, the former Chairman of the Department of Medicine at UAB and a former Chairman of the Department of Microbiology at UAB. Several of our early programs originated at UAB.

We currently have agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for us in return for research payments and license fees. UAB has granted us certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with us. We have agreed to pay single digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. We have completed the research under both the complement and influenza agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by us upon three months notice and by UAB under certain circumstances. Upon termination each party shall cease using the other party’s proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between us and UAB on these agreements, but when we license this technology, such as in the case of the Shionogi and Green Cross agreements, or commercialize products related to these programs, we will owe sublicense fees or royalties on amounts we receive.

Government Contracts

Our contract with HHS for the advanced development of peramivir is a milestone-driven, cost-plus-fixed-fee contract. HHS will make periodic assessments of our progress, and the continuation of the contract is based on our performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate this contract. The contract is terminable by the government at any time for breach or without cause.

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

As of March 1, 2011, we have been issued 19 U.S. patents that expire between 2015 and 2025 and that relate to our PNP, serine protease and neuraminidase inhibitor compounds. We have licensed six different class of compounds representing new composition of matter patents from AECOM and IRL for our PNP inhibitors, plus additional manufacturing patents related to these PNP inhibitors and one patent from Emory related to hepatitis C. Additionally, we have over 20 PCT or U.S. patent applications pending related to PNP, neuraminidase, RNA or DNA polymerase, Janus Kinase and serine protease inhibitors. Our pending applications may not result in issued patents, and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially viable.

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

The pharmaceutical market for products that prevent or treat influenza is very competitive. Key competitive factors for i.v. peramivir include, among others, efficacy, ease of use, safety, price and cost-effectiveness, storage and handling requirements and reimbursement. A number of neuraminidase inhibitors are currently available in the U.S. and other counties, including Japan, for the prevention or treatment of influenza, including seasonal flu vaccines and Roche’s Tamiflu, GlaxoSmithKline’s (“GSK’s”) Relenza and Daiichi Sankyo’s Inavir. Roche’s neuraminidase inhibitor is also approved for prophylaxis of influenza, and both Roche and GSK have i.v. formulations in clinical trial development. In addition, another potentially competitive product, Toyama Kagaku’s T-705, is currently in late stage clinical development. In January 2011, GSK announced initiation of a multi-country Phase 3 study of intravenous zanamivir (the same active ingredient as in Relenza) in hospitalized patients with influenza. Various government entities throughout the world are offering incentives, grants and contracts to encourage additional investment into preventative and therapeutic agents against influenza, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors.

In addition to these companies with neuraminidase inhibitors, there are other companies working to develop additional antiviral drugs to be used against various strains of influenza. Another example is Eisai’s Targretin for CTCL. In addition, several pharmaceutical and biotechnology firms, including major pharmaceutical companies, have announced efforts in the field of structure-based drug design and in the therapeutic areas of cancer, infectious disease, autoimmune, and inflammatory disorders, as well as other therapeutic areas where we are focusing our drug discovery efforts.

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

Research and Development

We initiated our research and development program in 1986, with drug synthesis beginning in 1987. We have assembled a scientific research staff with expertise in a broad base of advanced research technologies including protein biochemistry, X-ray crystallography, chemistry and pharmacology. Our research facilities include protein biochemistry and organic synthesis laboratories, testing facilities, X-ray crystallography, computer and graphics equipment and facilities to make drug candidates on a small scale for early stage clinical trials. Beginning in June 2006, we began building an internal clinical development and regulatory team, based in North Carolina to manage the development strategy for our later stage products. During the years ended December 31, 2010, 2009, and 2008, our research and development expenses were $82.4 million, $72.3 million and $73.3 million, respectively.

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

Before testing potential candidates in humans, we carry out laboratory and animal studies to determine safety and biological activity. After completing preclinical trials, we must file an IND, including a proposal to begin clinical trials, with the FDA. We have filed 13 INDs to date and plan to file, or rely on future partners to file, additional INDs in the future as our potential drug candidates advance to that stage of development.

Thirty days after filing an IND, a Phase 1 human clinical trial can start, unless the FDA places a hold on the study.

Our Phase 1 trials are designed to determine safety in a small group of patients or healthy volunteers. We also assess tolerances and the metabolic and pharmacologic actions of our drug candidates at different doses. After we complete the initial trials, we conduct Phase 2 trials to assess safety and efficacy and establish the optimal dose in patients. If Phase 2 trials are successful, we or our partners conduct Phase 3 trials to verify the results in a larger patient population. Phase 3 trials are required for FDA approval to market a drug. A Phase 3 trial may require hundreds or even thousands of patients and is the most expensive to conduct. The goal in Phase 3 is to collect enough safety and efficacy data to obtain FDA approval of a drug for treatment of a particular disease. For some clinical indications that are especially serious and for which there are no effective treatments, such as refractory cancers, conditional approval can be obtained following Phase 2 trials.

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

Human Resources

As of March 1, 2011, we had 76 employees, of whom 52 were engaged in research and development and 24 were in general and administrative functions. Our research and development staff, 26 of whom hold Ph.D. or M.D. degrees, have diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, and medicinal chemistry, clinical development and regulatory affairs. We consider our relations with our employees to be satisfactory.

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

Financial Information

For information related to our revenues, profits, net loss and total assets, in addition to other financial information, please refer to the Financial Statements and Notes to Financial Statements contained in this Annual Report. Financial information about revenues derived from foreign countries is included in Note 1 to the Financial Statements contained in this Annual Report.

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

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon third-party manufacturers to manufacture the materials required for our drug product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including but not limited to problems involving:

•	inconsistent production yields;

•	product liability claims;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes, such as the recent earthquake in Japan, that could strike their facilities or have an effect on infrastructure;

•	potential impurities in our drug substance or drug products that could affect availability of product for our clinical trials or future commercialization;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance with regulations and specifications set forth by the FDA or other foreign regulatory agencies.

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

Royalties and milestone payments from Shionogi under the Shionogi Agreement will be required to be used by Royalty Sub to service its obligations under its PhaRMA Notes, and generally will not be available to us for other purposes until Royalty Sub has repaid in full its obligations under the PhaRMA Notes.

In March 2011, our wholly-owned subsidiary Royalty Sub issued $30.0 million in aggregate principal amount of PhaRMA Notes. The PhaRMA Notes are secured principally by (i) certain royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from us the rights to market peramivir in Japan and, if approved for commercial sale, Taiwan, (ii) rights to certain payments under a Japanese yen/U.S. dollar foreign currency hedge arrangement put into place by us in connection with the issuance of the PhaRMA Notes and (iii) the pledge by us of our equity interest in Royalty Sub. Payments from Shionogi to us under the Shionogi Agreement will generally not be available to us for other purposes until Royalty Sub has repaid in full its obligations under the PhaRMA Notes. Accordingly, these funds will be required to be dedicated to Royalty Sub’s debt service and not available to us for product development or other purposes.

If royalties from Shionogi are insufficient for Royalty Sub to make payments under the PhaRMA Notes or if an event of default occurs under the PhaRMA Notes, investors may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub, in which case we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes.

Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub, is subject to numerous risks. Peramivir was first approved for marketing and manufacturing in Japan in October 2009 and has been offered for sale in Japan only since January 2010. As a result, there is very little sales history for peramivir in Japan, and there can be no assurance that peramivir will gain market acceptance in the Japanese market. In addition, Shionogi’s sales of peramivir are expected to be highly seasonal and vary significantly from year to year, and the market for products to treat or prevent influenza is highly competitive. Under our license agreement with Shionogi, Shionogi has control over the commercial process for peramivir in Japan and Taiwan. Royalty Sub’s ability to service the PhaRMA Notes may be adversely affected by, among other things, changes in or any termination of our relationship with Shionogi, reimbursement, regulatory, manufacturing and/or intellectual property issues, product recalls, product liability claims and allegations of safety issues, as well as other factors. In the event that for any reason Royalty Sub is unable to service its obligations under the PhaRMA Notes or an event of default were to occur under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and exercise other remedies available to them under the indenture in respect of the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes and we might otherwise be adversely affected.

Shionogi’s failure to successfully market and commercialize peramivir in Japan would have a material adverse effect on Royalty Sub’s ability to service its obligations on the PhaRMA Notes.

The successful commercialization of peramivir in Japan depends on the efforts of Shionogi and is beyond the control of us or Royalty Sub. As discussed above, peramivir has only recently been introduced into the Japanese market, and there can be no assurance that peramivir will gain market acceptance in Japan. Future sales by Shionogi will depend on many factors, including the incidence and severity of seasonal influenza in Japan each year (both of which can vary very significantly from year to year), the perceived and actual efficacy and safety of peramivir, experience of physicians and patients with peramivir, continued market acceptance, continued availability of supply, competition, sales and marketing efforts, governmental regulation and pricing and reimbursement in Japan. Shionogi is responsible for the marketing and sale of peramivir in Japan, including with respect to the pricing of peramivir in that market. There are no minimum royalties, sales levels or other performance measures required of Shionogi under the Shionogi Agreement and Shionogi could in its sole discretion reduce or cease its sale efforts of peramivir in the Japan, subject to its covenant in the Shionogi Agreement to use diligent efforts to commercialize peramivir in Japan. If Shionogi is unable to or fails to successfully market and commercialize peramivir, it would have a material adverse effect on Royalty Sub’s ability to service its obligations under the PhaRMA Notes and our ability to benefit from our equity interest in Royalty Sub.

We may be required to pay significant premiums under the foreign currency hedge arrangement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes. In addition, because our potential obligations under the foreign currency hedge are marked to market, we may experience additional quarterly volatility in our earnings attributable to the foreign currency hedge arrangement.

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a foreign currency hedge arrangement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the currency hedge arrangement, we may be required to pay a premium in the amount of $2.0 million in each year beginning in May 2014 and, provided the currency hedge arrangement remains in effect, continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the currency hedge arrangement) is such that the U.S. dollar is worth 100 yen or less. We will be required to mark-to-market our potential obligations under the currency hedge, which may cause us to experience additional quarterly volatility in our earnings as a result. Additionally, we may be required to post cash for mark to market risk, pay significant premiums or a termination fee under the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2010, the 52-week range of the market price of our stock was from $4.43 to $8.37 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing, are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts;

•	the potential funding from our contract with HHS for the development of peramivir;

•	the potential for a stockpiling order or profit from any order for peramivir;

•	the potential use of peramivir as a treatment for H1N1 flu (or other strains of flu);

•	the further preclinical or clinical development and commercialization of our product candidates, including peramivir, forodesine and other PNP inhibitor and hepatitis C development programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations;

•	plans, programs, progress and potential success of our collaborations, including Mundipharma for forodesine and Shionogi and Green Cross for peramivir;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

We lease offices in both Durham, North Carolina and Birmingham, Alabama. Our headquarters, including our clinical and regulatory operations, are based in Durham, while our principal research facilities are located in Birmingham. We believe that our facilities are adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of January 3, 2011, our common stock trades on the NASDAQ Global Select Market under the symbol BCRX. Our common stock previously traded on the NASDAQ Global Market under the same symbol. The following table sets forth the low and high sales prices of our common stock as reported by NASDAQ Global Market for each quarter in 2010 and 2009:

	2010		2009
	Low	High	Low	High

First quarter	6.21	8.34	1.15	2.37
Second quarter	5.79	8.37	1.65	4.99
Third quarter	4.43	6.24	3.65	13.47
Fourth quarter	4.65	5.86	5.55	12.70

The last sale price of the common stock on March 7, 2011 as reported by NASDAQ Global Select Market was $4.01 per share.

Holders

As of March 7, 2011, there were approximately 225 holders of record of our common stock.

Dividends

We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

This performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph is not necessarily indicative of future price performance.

PERFORMANCE GRAPH FOR BIOCRYST
Indexed Comparison Since 2005

	Beginning
	Investment	Investment	Investment	Investment	Investment	Investment
	12/31/05	at 12/31/06	at 12/31/07	at 12/31/08	at 12/31/09	at 12/31/10
BioCryst Pharmaceuticals, Inc.	$100.00	$69.01	$36.90	$8.18	$38.57	$30.87
The NASDAQ Stock Market	100.00	109.87	119.14	57.42	82.53	97.97
NASDAQ Pharmaceutical Stocks	100.00	97.88	102.93	95.78	107.63	116.66

The above graph measures the change in a $100 investment in our common stock based on its closing price of $16.75 on December 31, 2005 and its year-end closing price thereafter. Our relative performance is then compared with the CRSP Total Return Indexes for the NASDAQ Stock Market (U.S.) and NASDAQ Pharmaceutical Stocks.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock or shares surrendered to satisfy tax obligations during the fourth quarter of 2010:

				Approximate
				Dollar Value
				of Shares
			Total Number of	That May
	Total		Shares Purchased	Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
	Purchased(1)	per Share	or Programs	Programs

Period
October 2010	68	$5.00	—	—
November 2010	68	4.88	—	—
December 2010	68	4.91	—	—

Total	204	$4.93	—	—

(1)	Amounts represent shares of common stock delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statement of Operations Data:
Total revenues	$62,381	$74,589	$56,561	$71,238	$6,212
Research and development expenses	82,473	72,301	73,327	94,052	47,083
Net loss	(33,853)	(13,452)	(24,732)	(29,055)	(43,618)
Amounts per common share:
Basic and diluted net loss per share	$(0.76)	$(0.35)	$(0.65)	$(0.89)	$(1.50)

Weighted average shares outstanding	44,564	38,926	38,062	32,771	29,147

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and securities	$66,342	$94,259	$63,314	$85,009	$46,236
Total assets	109,447	142,190	84,692	142,717	68,485
Long-term deferred revenue	15,944	18,441	20,937	49,694	36,596
Accumulated deficit	(296,572)	(262,719)	(249,268)	(224,536)	(195,481)
Total stockholders’ equity	65,503	86,266	46,426	64,905	21,155

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Recent Corporate Highlights

Peramivir

Collaborative Agreements.  In January 2007, the U.S. Department of Health and Human Services (“HHS”) awarded us a $102.6 million, four-year contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to extend the intravenous (“i.v.”) peramivir program by 12 months and to increase funding by $77.2 million. On February 24, 2011, we announced that HHS had awarded us a $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brings the total award from HHS to $234.8 million and extends the contract term by 24 months through December 31, 2013, providing funding through completion of Phase 3 and the filing of a new drug application (“NDA”) to seek regulatory approval for i.v. peramivir in the U.S.

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

On October 27, 2010, we announced that Shionogi had received approval of an additional indication for use of i.v. peramivir to treat children and infants with influenza in Japan. Shionogi has stated that it intends to secure an adequate supply of RAPIACTA® to treat approximately one million people during the upcoming influenza season, and that it is taking steps to ensure its manufacturing capability and a stable supply to meet urgent demands.

In the first quarter of 2010, we recorded royalty revenue of approximately $0.7 million related to sales of RAPIACTA® in Japan and the royalties were paid to us by Shionogi in the second quarter of 2010. RAPIACTA® received accelerated approval in Japan in January 2010 so it could be made available as a treatment option during the H1N1 pandemic. At the time of this approval, RAPIACTA® stability testing was ongoing and as a result, the product sold during early 2010 had a short shelf life. During the fourth quarter of 2010, in response to requests from customers to return RAPIACTA® due to the shelf life reaching expiration, Shionogi chose to accept returns for substantially all of the $0.7 million of product shipped early in 2010 and submitted the returns to us for credit. Accordingly, we reversed the $0.7 million of royalty revenue recorded in the first quarter of 2010.

On March 9, 2011, we announced that we had completed a $30.0 million financing transaction to monetize certain future royalty and milestone payments under our license agreement (the “Shionogi Agreement”) with Shionogi, pursuant to which Shionogi licensed from us the rights to market peramivir in Japan and, if approved for commercial sale, Taiwan

As part of the transaction, we transferred to JPR Royalty Sub LLC (“Royalty Sub”), our newly-formed wholly-owned subsidiary, certain rights under the Shionogi Agreement, including the right to receive future royalty and milestone payments under the Shionogi Agreement. As part of the transaction, we also transferred to Royalty Sub the right to receive payments under a new Japanese yen/US dollar foreign currency hedge arrangement that we put into place in connection with the transaction. Our collaboration with Shionogi remains unchanged as a result of the transaction.

As part of the transaction, Royalty Sub issued $30.0 million in aggregate principal amount of its PhaRMA Senior Secured 14% Notes due 2020 (the “PhaRMA Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The PhaRMA Notes bear an interest rate of 14.0%, with interest payable annually on September 1st of each year, beginning September 1, 2011, and on the final legal maturity date. The royalty and milestone payments, if any, that Royalty Sub will be entitled to receive under the license agreement with Shionogi, together with any payments made under the currency hedge arrangement and funds that may be available from certain accounts of Royalty Sub (including an interest reserve account), will be the principal source of payment of principal of, and interest and any premium on, the PhaRMA Notes. The PhaRMA Notes are secured by a security interest granted by Royalty Sub in its rights to receive payments under the Shionogi Agreement and the currency hedge arrangement, all of its other assets and a pledge by us of our equity ownership interest in Royalty Sub. The PhaRMA Notes are non-callable prior to March 9, 2012. On or after March 9, 2012, the PhaRMA Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of Royalty Sub at specified redemption premiums.

The PhaRMA Notes have a final legal maturity of December 1, 2020. Under the terms of the PhaRMA Notes, when Shionogi payments (together with any payments made under the currency hedge arrangement) received by Royalty Sub exceed Royalty Sub’s ongoing expenses and the interest payments due annually on the PhaRMA Notes, the excess will be applied to the repayment of principal of the PhaRMA Notes until they have been paid in full. Accordingly, depending on payments from Shionogi, the PhaRMA Notes may fully amortize and be repaid prior to the final legal maturity date. We remain entitled to receive any royalties and milestone payments related to sales of permaivir by Shionogi following repayment of the PhaRMA Notes. The PhaRMA Notes constitute obligations of Royalty Sub, and are non-recourse to us except to the extent of our pledge of our equity interest in Royalty Sub as part of the collateral securing the PhaRMA Notes. The PhaRMA Notes are not convertible into our equity.

We received net proceeds of approximately $23.0 million from the transaction after transaction costs and establishment of a $3.0 million interest reserve account by Royalty Sub which will be available to help cover any interest shortfalls on the PhaRMA Notes through September 1, 2013.

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a foreign currency hedge arrangement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the currency hedge arrangement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2014 through 2020, provided the currency hedge arrangement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the US dollar is worth 100 yen or less as determined in accordance with the currency hedge arrangement. In conjunction with establishing the hedge currency arrangement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our earnings as a result. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the currency hedge arrangements. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. Subject to certain obligations we have in connection with the PhaRMA Notes, we have the right to terminate the currency hedge arrangement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $2.0 million termination fee.

On August 16, 2010, we announced that our partner Green Cross Corporation (“Green Cross”) had received marketing and manufacturing approval from the Korean Food & Drug Administration for i.v. peramivir to treat patients with influenza A & B viruses, including pandemic H1N1 and avian influenza. Green Cross received the indication of single dose administration of 300 mg i.v. peramivir. Green Cross intends to launch peramivir under the commercial name PeramiFlu® in Korea.

Clinical Trials.  On January 13, 2011, we announced top-line results from our completed Phase 3 safety and virology study of peramivir (“303”). This study was an open-label, randomized trial of the anti-viral activity, safety and tolerability of i.v. peramivir administered either as a once-daily infusion of 600 mg or a twice-daily infusion of 300 mg to 234 adult and adolescent subjects hospitalized with confirmed or suspected influenza infection. The primary endpoint of the study was the change in influenza virus titer in nasopharyngeal samples, measured by log10 tissue culture infective dose50 (“TCID50”). Forty-four patients who contributed to the primary efficacy analysis had a positive baseline culture, 20 for the 300 mg twice-daily group and 24 for the 600 mg once-daily group, and both dose regimens were generally safe and well-tolerated. The frequency and severity of adverse events was similar in the two groups, and was consistent with the profile of influenza patients hospitalized during the 2009-2010 pandemic. Serious adverse events (“SAEs”) were reported in 20 percent of patients. Overall mortality within 28 days of initial peramivir treatment was 8.7 percent; no deaths were attributed to study drug, and no safety signals were identified. The analysis of the combined Intent To Treat Infected (“ITTI”) population showed median time to resolution of fever was 25.3 hours; time to clinical resolution, 92.0 hours; time to alleviation of symptoms, 145 hours; and time to resumption of usual activities, 26.8 days. Further analyses of the data are ongoing, and we will submit detailed analyses for presentation at an upcoming medical meeting.

Our ongoing Phase 3 efficacy study of i.v. peramivir (“301”) is a multicenter, randomized, double-blind, controlled study to evaluate the efficacy and safety of 600 mg i.v. peramivir administered once-daily for five days in addition to standard of care (“SOC”), compared to SOC alone, in adults and adolescents who are hospitalized due to serious influenza.

BCX4208

In September 2009, we announced the initiation of a clinical study of BCX4208 for the treatment of gout. Our gout clinical trial 201 was a Phase 2, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of orally administered BCX4208 in subjects with gout. The trial contained two parts: part one, which was a parallel-group study of multiple doses of BCX4208 randomized against a placebo and part two, which was a sequential-group study of escalating doses of BCX4208, randomized against placebo.

On April 28, 2010, we announced positive top-line results from a planned interim analysis of part one of this clinical study. The study’s primary endpoint was the change in serum uric acid (“sUA”) concentration after 21 days of treatment compared to baseline concentration prior to treatment. Part one of the study randomized 60 gout patients with sUA concentrations greater than or equal to 8 mg/dL to placebo or to one of three different doses of BCX4208 (40 mg, 80 mg, 120 mg) administered once-daily for 21 days. All three doses of BCX4208 demonstrated a statistically significant reduction in sUA levels compared to placebo at day 22. BCX4208 also demonstrated a statistically significant difference in the proportion of subjects with sUA levels less than 6 mg/dL, compared to subjects treated with placebo, on day 22. Among patients with a baseline sUA concentration below 10 mg/dL, up to 63% showed sUA levels below 6 mg/dL on day 22. BCX4208 was generally safe and well-tolerated at the doses evaluated in part one of this study. Reductions in peripheral blood lymphocytes were observed in patients treated with BCX4208. Overall, the frequency of adverse events in each of the BCX4208 treatment groups was comparable to that observed in the placebo group.

We announced on August 5, 2010 that we achieved positive top-line results in part two of this clinical study. Part two of the study was designed to sequentially evaluate the safety and efficacy of up to three higher doses (160 mg, 240 mg and 320 mg once-daily) of BCX4208, and included various stopping criteria related to both safety and efficacy. The primary endpoint of part two of this study was the change in sUA concentration at day 22, following 21 days of once-daily treatment, compared to baseline sUA concentration prior to treatment. Since all pre-specified efficacy criteria were met following administration of the 240 mg dose, the 320 mg dose group was not initiated and the study was stopped. Both doses of BCX4208 evaluated in part two met the primary endpoint of the study. BCX4208 also demonstrated a statistically significant difference in the proportion of subjects with sUA levels less than 6 mg/dL, compared to subjects treated with placebo, on day 22. Overall, the frequency of adverse events in each of the BCX4208 treatment groups was comparable to that observed in the placebo group. Additional studies designed to evaluate longer-term exposure are needed to further define the safety and tolerability profile of BCX4208.

Detailed results from this clinical study were presented at the American College of Rheumatology meeting in Atlanta, Georgia on November 8, 2010. The poster concluded that BCX4208 doses administered at 40, 80, 120, 160 and 240 mg once-daily monotherapy rapidly and significantly reduced sUA in patients with gout. BCX4208 was generally safe and well-tolerated at all doses evaluated in the study.

Additionally, on June 1, 2010, we announced that we were initiating a second Phase 2 study of BCX4208 in patients with gout. The study was designed to evaluate the urate-lowering activity and safety of several doses of BCX4208 alone and in combination with selected doses of allopurinol administered once-daily. On September 16, 2010, we announced positive top-line results from this study. A dose-response was demonstrated for both BCX4208 and allopurinol, and the combination of BCX4208 and allopurinol was shown to be superior to either drug alone in sUA reduction. In five of these nine combination groups, 80 percent or more of the patients achieved a sUA concentration of less than 6 mg/dL. Combinations of lower doses of BCX4208 with allopurinol showed additive or synergistic effects in sUA reduction. The doses of BCX4208 alone and in combination with allopurinol evaluated in the study were generally safe and well-tolerated.

On December 22, 2010, we announced the initiation of a Phase 2b study of BCX4208 as add-on therapy in gout patients who have not responded adequately to allopurinol therapy alone. This randomized, double-blind, dose-response 250-patient study is designed to evaluate the safety and efficacy of BCX4208 in combination with allopurinol in gout patients who have failed to reach the sUA objective of <6 mg/dL following treatment with allopurinol 300 mg alone. The primary endpoint of the study is the proportion of subjects with sUA <6 mg/dL at day 85. The study utilizes a parallel-group design, evaluating BCX4208 at doses of 5 mg, 10 mg, 20 mg, 40 mg and placebo administered once-daily for 12 weeks, in combination with allopurinol’s standard dose of 300 mg.

We also plan to initiate a long-term safety study of BCX4208 in 2011.

Forodesine

On September 15, 2010, we announced preliminary top-line results from our pivotal multinational, open-label, single-arm trial evaluating 200 mg once-daily oral forodesine in the treatment of relapsed or refractory CTCL. The study’s primary endpoint was objective response rate, defined as complete or partial cutaneous response that is sustained for at least 28 days, in patients with later stage disease who had previously received at least three systemic therapies for their disease. Eleven of 101 (11% (95% confidence interval: 6-19%)) later stage patients enrolled achieved a partial cutaneous response, while no patients achieved a complete response. Of the remaining later stage patients, 56 (55%) had stable disease as their best response, 30 (30%) had progressive disease, with a median time to progression of 353 days, and four (4%) were not evaluable. Oral forodesine was generally safe and well-tolerated in this study.

Long-term data from our Phase 2 study of forodesine in patients with CTCL was presented at the 45th Annual Meeting of the American Society of Clinical Oncology in May 2009. This poster presentation reviewed the safety and efficacy of forodesine for CTCL patients of stage Ib to stage IV who failed standard therapies and received forodesine treatment for greater than 12 months.

Also on September 15, 2010, we announced interim results from our exploratory Phase 2 study to investigate the efficacy and safety of forodesine as monotherapy for CLL. In this open-label, single-arm, multi-center study, forodesine was administered orally at 200 mg twice-daily for 28-day cycles in 25 previously treated CLL patients. The primary endpoint of the study was overall response rate. Consistent with results of previous clinical trials, forodesine was generally safe and well-tolerated in this study.

On December 4, 2010, we presented new data from this study that confirmed forodesine’s clinical activity in the treatment of CLL at the 52nd Annual American Society of Hematology Meeting & Exposition held in Orlando, Florida. An analysis conducted after all patients were followed through ≥6 months showed that six of 23 response-evaluable patients demonstrated a partial response to forodesine, resulting in a response rate of 26 percent. Forodesine 200 mg orally-administered twice-daily was generally safe and well-tolerated in this study. The pattern, frequencies and severity distribution of adverse events were generally consistent with CLL-associated poor bone marrow function and immunodeficiency, prior therapies and co-morbidities.

We are exploring the interest level of potential partners as a possible path forward for the future development of forodesine in the U.S. Absent a U.S. partner, we do not plan to conduct additional studies of forodesine or file a new drug application (“NDA”) with the U.S. Food and Drug Administration (“FDA”). We have shared this information with Mundipharma, along with our decision not to continue further development of forodesine in the U.S. Mundipharma has expressed disappointment regarding the development of forodesine and this outcome. On February 21, 2011, we received a letter from Mundipharma’s legal counsel notifying us that they intended to utilize the dispute resolution provisions of our agreement with them, which includes meetings of senior management and the later possibility of arbitration. No amounts have been accrued relating to this matter.

License Agreement with Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. (“AECOM” and “IRL” respectively).

In May 2010, we entered into an amendment to the License Agreement dated June 27, 2000, as subsequently amended (the “License Agreement”), by and among us and AECOM and IRL (the “Licensors”). The amendment further amended the License Agreement through which we obtained worldwide exclusive rights to develop and ultimately distribute any drug candidates that might arise from research on a series of PNP inhibitors, including forodesine and BCX4208. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sublicensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments we may receive in the future under our license agreement dated February 1, 2006 with Mundipharma International Holdings Limited (“Mundipharma”) and (ii) royalties received from our sublicensees in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by us remains unchanged.

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

Results of Operations

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Total revenues of $62.4 million consisted primarily of reimbursement of collaboration expenses, including $42.5 million from HHS for the continued development of i.v. peramivir and the sale of $8.3 million of peramivir active pharmaceutical ingredient (API) and other starting materials to Shionogi and Green Cross, as well as a $7.0 million milestone payment from Shionogi related to the marketing and manufacturing approval of RAPIACTA® in Japan during the first quarter 2010. Full year 2009 total revenue of $74.6 million was significantly impacted by the fourth quarter 2009, primarily due to a $22.5 million sale to HHS for the supply of i.v. peramivir for the treatment of critically ill influenza patients under an Emergency Use Authorization (“EUA”), and includes $37.9 million of peramivir development expense reimbursement from HHS. In addition, we recognized less revenue from our collaboration with Mundipharma during 2010 compared to 2009.

Cost of products sold for the year ended December 31, 2010 was negligible due to the lower amount of product sale as compared to the prior year. Cost of products sold for the year ended December 31, 2009 was approximately $4.5 million. Included in cost of products sold for the year ended December 31, 2009 is a $4.0 million provision for peramivir finished goods inventory. We expense costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, we capitalize subsequent costs related to the production of inventories. We determined that the FDA’s granting of the EUA for peramivir in October 2009 was objective and persuasive evidence that supported capitalization of peramivir inventories manufactured after the issuance of the EUA. As a result, we recorded manufacturing costs of $4.0 million for peramivir finished goods inventory. However, we evaluated whether the costs capitalized as inventory would be recoverable in a future period. Given the lack of objective, reliable evidence to support future demand for peramivir, we concluded that there was no certainty that future sales would materialize and revenues would exceed the costs incurred. Therefore, the capitalized inventory was fully reserved.

Research and development expenses increased to $82.5 million for 2010 compared to $72.3 million for the prior year. The $10.2 million increase was primarily due to higher development costs associated with the peramivir and BCX4208 programs as well as the Company’s pre-clinical programs. These increases in R&D expenses were partially offset by a decrease in development costs associated with the forodesine program.

General and administrative expenses increased to $14.2 million for 2010 from $11.5 million for 2009. This increase was primarily due to higher consulting fees related to supply chain and other commercial activities, as well as legal fees, operating and personnel related costs.

Interest income for 2010 was $0.5 million as compared to $0.3 million for the prior year, due to higher average cash and securities on hand during 2010 as compared to 2009. The increase in cash and securities primarily resulted from the sale of 5.0 million shares of common stock in November 2009 resulting in net proceeds of $47.5 million.

The net loss for the year ended December 31, 2010 was $33.9 million, or $0.76 per share, compared to a net loss of $13.5 million, or $0.35 per share for the year ended December 31, 2009.

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

Total revenues increased to $74.6 million for the year ended December 31, 2009 as compared to $56.6 million for the year ended December 31, 2008. This increase was driven by $22.9 million in product sales in 2009, primarily the $22.5 million order of 10,000 courses of i.v. peramivir from HHS, as well as a $7.0 million milestone payment from our partner, Shionogi, related to its filing of an NDA to seek regulatory approval for i.v. peramivir in Japan. In addition, revenue from the contract with HHS for the development of peramivir increased by $16.3 million during 2009 as two global Phase 3 studies were initiated. These increases were offset by lower amortization of deferred revenue from our collaborative arrangements. Specifically, $27.8 million of previously deferred revenue was recognized during 2008 as Roche terminated its collaboration with us in 2008.

Cost of products sold for the year ended December 31, 2009 was approximately $4.5 million. Included in cost of products sold is a $4.0 million provision for peramivir finished goods inventory. We expense costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, we capitalize subsequent costs related to the production of inventories. We determined that the FDA’s granting of the EUA for peramivir in October 2009 was objective and persuasive evidence that supported capitalization of peramivir inventories manufactured after the issuance of the EUA. As a result, we recorded manufacturing costs of $4.0 million for peramivir finished goods inventory. However, we evaluated whether the costs capitalized as inventory would be recoverable in a future period. Given the lack of objective, reliable evidence to support future demand for peramivir, we concluded that there was no certainty that future sales would materialize and revenues would exceed the costs incurred. Therefore, the capitalized inventory was fully reserved.

The remaining amounts included in cost of products sold for the year ended December 31, 2009 relate to components, secondary packaging, and royalties and commissions paid to third parties as a result of the peramivir product sales. No costs for the manufacturing of the peramivir finished goods were included in cost of products sold, as the manufacturing was completed prior to the issuance of the EUA.

Until we sell the inventory for which costs were previously expensed, our cost of products sold will reflect only incremental costs incurred subsequent to the issuance of the EUA in October 2009. As such, if we sell that portion of our existing inventory, there will be a period of time where revenue could be recognized with little or no corresponding cost. Therefore, we anticipate that the gross margin on future product sales, if any, will fluctuate and not be comparable from quarter to quarter.

Research and development expenses decreased to $72.3 million for 2009 from $73.3 million for 2008 due to reductions of $1.3 million in clinical development costs, $3.8 million in manufacturing costs, and $0.4 million in toxicology costs for the forodesine program, as well as lower costs of $2.0 million related to our pre-clinical compounds and $1.4 million in general operating and personnel related costs. In addition, $8.6 million of previously deferred expense was recognized during 2008 as Roche terminated its collaboration with us in 2008. These decreases were offset by higher clinical development costs of $7.5 million for peramivir and $1.5 million for BCX4208 in 2009, as well as an increase of $6.3 million in manufacturing and $1.5 million in consulting fees for the peramivir program.

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

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception. Our operations have principally been funded through public offerings and private placements of equity securities and cash from collaborative and other research and development agreements, including government contracts. On February 24, 2011, we announced that HHS had awarded us a $55.0 million contract modification intended to fund completion of the Phase 3 development of i.v. peramivir and on March 9, 2011, we completed a $30.0 million financing transaction to monetize certain future royalty and milestone payments. See Recent Corporate Highlights, Peramivir above for further discussion and details regarding the implication of these transactions. Other sources of funding have included the following:

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

During 2010, 2009 and 2008, we incurred capital costs of approximately $0.3 million, $0.6 million and $1.2 million, respectively.

At December 31, 2010, we had long-term operating lease obligations, which provide for aggregate minimum payments of approximately $854,000 in 2011, $871,000 in 2012 and $873,000 in 2013. These obligations include the future rental of our operating facilities.

We plan to finance our needs principally from the following:

•	payments under our contract with HHS;

•	our existing capital resources and interest earned on that capital;

•	payments under collaborative and licensing agreements with corporate partners; and

•	lease or loan financing and future public or private financing.

For the year, our cash, cash equivalents, and marketable securities balance decreased from $94.3 million as of December 31, 2009 to $66.3 million as of December 31, 2010. Our net cash burn for 2010 was $27.9 million, or $2.3 million per month. For 2011, we expect that cash use will be approximately $30.0 million. Our cash use will vary depending on clinical outcomes and could vary significantly from our expectations depending on the timing of Company expenses and the related reimbursement from our collaborators.

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

With the funds available at December 31, 2010 and future amounts that are expected to be received from HHS, net proceeds from the March 9, 2011 financing transaction to monetize certain future royalty and milestone payments under our license agreement with Shionogi, and our other collaborators, we believe these resources will be sufficient to fund our operations for at least the next 24 months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2010, we were not involved in any material unconsolidated SPE or off-balance sheet arrangements. On March 9, 2011, we completed a $30.0 million financing transaction to monetize certain future royalty and milestone payments under the Shionogi Agreement. As part of the transaction, we transferred to Royalty Sub certain rights, including the right to receive future royalty and milestone payments from Shionogi.

As part of the transaction, Royalty Sub issued $30.0 million in aggregate principal amount of its PhaRMA Notes. The PhaRMA Notes bear an interest rate of 14.0%, with interest payable annually on September 1st of each year, beginning September 1, 2011, and on the final legal maturity date of December 1, 2020. The PhaRMA Notes constitute obligations of Royalty Sub, and are non-recourse to us except to the extent of our pledge of our equity interest in Royalty Sub as part of the collateral securing the PhaRMA Notes. The PhaRMA Notes are not convertible into our equity. See Recent Corporate Highlights, Peramivir above for further discussion and details regarding the implications of this transaction.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they are cancelable as of December 31, 2010. The table below does not include obligations resulting from the royalty monetization transaction, discussed above, that closed on March 9, 2011. Some of the amounts we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$3,784,506	$853,672	$1,744,060	$1,186,774	$—
Purchase Obligations(1)	21,327,350	21,327,350	—	—	—

Total	$25,111,856	$22,181,022	$1,725,003	$1,771,073	$288,430

(1)	Purchase obligations include commitments related to clinical development, manufacturing and research operations and other purchase commitments.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Revenue Recognition

The Company recognizes revenues from collaborative and other research and development arrangements and product sales.

Collaborative and Other Research and Development Arrangements

Revenue from license fees, royalty payments, event payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations or we have completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized over an estimated period determined by management based on the terms of the agreement and the products licensed. In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.

Under certain of our license agreements, we receive royalty payments based upon our licensees’ net sales of covered products. Generally, under these agreements, we receive royalty reports from our licensees approximately one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured.

Royalty revenue paid by Shionogi on their product sales is subject to returns. Peramivir is a newly introduced product and there is no historical experience that can be used to reasonably estimate product returns. Therefore, we defer recognition of royalty revenue from Shionogi until a right of return no longer exists or until it has developed sufficient historical experience to estimate product returns.

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

Product Sales

Sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price was fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. Product sales recognized during 2010 and 2009 were not subject to a contractual right of return.

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

At December 31, 2010, we had deferred collaboration expenses of approximately $9.0 million. These deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners, and other consideration to our academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

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

The following table summarizes our R&D expenses for the periods indicated (amounts in millions):

	Year Ended December 31,
	2010	2009	2008

Direct external R&D expenses by program:
PNP Inhibitor (forodesine)	$5.5	$10.3	$15.9
Neuraminidase Inhibitor (peramivir)	43.5	36.8	21.5
PNP Inhibitor (BCX-4208)	9.1	2.5	9.0
Other	1.3	—	2.1
All other R&D expenses:
Compensation and fringe benefits	12.8	12.3	12.9
Professional services	0.7	1.2	2.9
Travel	0.3	0.4	0.4
Overhead allocation and other	9.3	8.8	8.6

Direct external R&D expenses by program:	$82.5	$72.3	$73.3

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

Recent Accounting Pronouncements

Note 12 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K discusses accounting pronouncements recently issued or proposed but not yet required to be adopted.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BioCryst Pharmaceuticals, Inc.

BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$13,622,370	$41,124,937
Restricted cash	625,000	625,000
Marketable securities	40,323,169	27,838,812
Receivables from collaborations	30,227,210	33,722,207
Inventories	898,076	6,281,263
Prepaid expenses and other current assets	1,004,430	1,055,712
Deferred collaboration expense	718,719	374,221

Total current assets	87,418,974	111,022,152
Marketable securities	11,771,364	24,670,060
Furniture and equipment, net	1,929,049	3,871,653
Deferred collaboration expense	8,327,848	2,626,241

Total assets	$109,447,235	$142,190,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,200,822	$18,069,767
Accrued expenses	16,486,920	15,794,800
Accrued vacation	585,211	839,362
Deferred rent	52,537	52,537
Deferred collaboration revenue	2,496,534	2,496,534

Total current liabilities	27,822,024	37,253,000
Deferred rent	177,612	230,145
Deferred collaboration revenue	15,944,373	18,440,911
Stockholders’ equity:
Preferred stock: shares authorized — 5,000,000 Series B Junior Participating Preferred stock, $.001 par value; shares authorized — 95,000; shares issued and outstanding — none	—	—
Common stock, $.01 par value; shares authorized — 95,000,000; shares issued and outstanding — 44,958,988 in 2010 and 43,906,831 in 2009	449,590	439,068
Additional paid-in capital	361,520,258	348,571,914
Accumulated other comprehensive (loss) income	105,710	(25,783)
Accumulated deficit	(296,572,332)	(262,719,149)

Total stockholders’ equity	65,503,226	86,266,050

Total liabilities and stockholders’ equity	$109,447,235	$142,190,106

See accompanying notes to financial statements.

BioCryst Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008

Revenues
Product sales	$325,000	$22,922,508	$—
Collaborative and other research and development	62,056,336	51,666,811	56,561,369

Total revenues	62,381,336	74,589,319	56,561,369
Expenses
Cost of products sold	86,459	4,543,914	—
Research and development	82,473,014	72,301,442	73,326,634
General and administrative	14,178,581	11,481,187	10,399,227

Total expenses	96,738,054	88,326,543	83,725,861

Loss from operations	(34,356,718)	(13,737,224)	(27,164,492)
Interest and other income	503,535	285,689	2,432,922

Net loss	$(33,853,183)	$(13,451,535)	$(24,731,570)

Basic and diluted net loss per common share	$(0.76)	$(0.35)	$(0.65)

Weighted average shares outstanding	44,564,177	38,925,525	38,062,131

See accompanying notes to financial statements.

BioCryst Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Stock	Capital	(Loss) Income	Deficit	Equity	Loss

Balance at December 31, 2007	379,672	288,683,369	378,057	(224,536,044)	64,905,054
Net loss	—	—	—	(24,731,570)	(24,731,570)	$(24,731,570)
Unrealized loss on marketable securities available-for-sale	—	—	(274,550)	—	(274,550)	(274,550)

Comprehensive loss						$(25,006,120)

Issue of restricted common stock, 76,536 shares	765	(765)	—	—	—
Exercise of stock options, 146,470 shares, net	1,465	397,634	—	—	399,099
Employee stock purchase plan sales, 84,907 shares	849	266,691	—	—	267,540
Stock-based compensation expense	—	5,860,654	—	—	5,860,654

Balance at December 31, 2008	382,751	295,207,583	103,507	(249,267,614)	46,426,227

Net loss	—	—	—	(13,451,535)	(13,451,535)	$(13,451,535)
Unrealized loss on marketable securities available-for-sale	—	—	(129,290)	—	(129,290)	(129,290)

Comprehensive loss						$(13,580,825)

Exercise of stock options, 532,379 shares, net	5,324	2,111,676	—	—	2,117,000
Sale of common stock, 5,000,000 shares, net	50,000	45,690,190	—	—	45,740,190
Employee stock purchase plan sales, 123,357 shares	1,234	192,846	—	—	194,080
Purchases of treasury stock, 24,072 shares	(241)	(155,264)	—	—	(155,505)
Stock-based compensation expense	—	5,524,883	—	—	5,524,883

Balance at December 31, 2009	$439,068	$348,571,914	$(25,783)	$(262,719,149)	$86,266,050

Net loss	—	—	—	(33,853,183)	(33,853,183)	$(33,853,183)
Unrealized gain on marketable securities available-for-sale	—	—	131,493	—	131,493	131,493

Comprehensive loss						$(33,721,690)

Exercise of stock options, 240,314 shares, net	2,403	550,741	—	—	553,144
Employee stock purchase plan sales, 51,329 shares	513	281,940	—	—	282,453
Issuance of common stock, 761,326 shares, net	7,614	5,818,810	—	—	5,826,424
Purchases of treasury stock, 812 shares	(8)	(5,003)	—	—	(5,011)
Stock-based compensation expense	—	6,301,856	—	—	6,301,856

Balance at December 31, 2010	$449,590	$361,520,258	$105,710	$(296,572,332)	$65,503,226

See accompanying notes to financial statements.

BioCryst Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008

Operating activities
Net loss	$(33,853,183)	$(13,451,535)	$(24,731,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairment	2,267,369	1,612,514	1,625,878
Stock-based compensation expense	6,301,856	5,524,883	5,860,654
Changes in operating assets and liabilities:
Receivables from collaborations	3,494,997	(21,739,777)	27,145,246
Inventories	5,383,187	(6,281,263)	—
Prepaid expenses and other current assets	51,282	81,130	(188,402)
Deferred collaboration expense	(219,681)	376,972	8,960,709
Accounts payable and accrued expenses	(9,430,976)	20,201,209	(8,956,613)
Deferred rent	(52,537)	22,682	260,000
Deferred collaboration revenue	(2,496,535)	(2,565,285)	(30,849,722)

Net cash used in operating activities	(28,554,221)	(16,218,470)	(20,873,820)
Investing activities
Acquisitions of furniture and equipment	(324,764)	(603,692)	(1,212,274)
Change in restricted cash	—	(625,000)	—
Purchases of marketable securities	(55,908,779)	(54,103,222)	(124,459,834)
Sales and maturities of marketable securities	56,454,611	42,437,498	137,066,027

Net cash (used in) provided by investing activities	221,068	(12,894,416)	11,393,919
Financing activities
Sale of common stock, net of issuance costs	—	45,740,190	—
Exercise of stock options	553,144	2,117,000	399,099
Employee stock purchase plan sales	282,453	194,080	267,540
Purchases of treasury stock	(5,011)	(155,505)	—

Net cash provided by financing activities	830,586	47,895,765	666,639

Increase (decrease) in cash and cash equivalents	(27,502,567)	18,782,879	(8,813,262)
Cash and cash equivalents at beginning of year	41,124,937	22,342,058	31,155,320

Cash and cash equivalents at end of year	$13,622,370	$41,124,937	$22,342,058

See accompanying notes to financial statements.

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

The Company

BioCryst Pharmaceuticals, Inc. (the “Company”) is a biotechnology company that designs, optimizes and develops novel drugs that block key enzymes involved in therapeutic areas of interest to us. Areas of interest for the Company are determined primarily by the scientific discoveries and the potential advantages that its experienced drug discovery group develops in the laboratory along with the potential commercial opportunity of these discoveries. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-based drug design.

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

Restricted Cash

The Company is required to maintain $625,000 in an interest bearing money market account to serve as collateral for a corporate card program.

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

The Company classifies all of its marketable securities as available-for-sale. Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its securities available-for-sale for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2010, the Company believes that the costs of its securities are recoverable in all material respects.

The following tables summarize the fair value of the Company’s securities by type at December 31, 2010. The estimated fair value of the Company’s securities was based on independent quoted market prices and

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

represents the highest priority of Level 1 in the fair value hierarchy as defined in generally accepted accounting principles.

			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value

U.S. Treasury securities	$7,504,759	$25,898	$23,621	$—	$7,554,278
Obligations of U.S. government agencies	12,064,419	91,741	13,081	(121)	12,169,120
Corporate debt securities	10,743,448	75,132	48,546	—	10,867,126
Commercial paper	14,572,370	1,953	7,046	(969)	14,580,400
Asset backed securities	1,079,349	244	1,013	—	1,080,606
Certificate of deposit	1,000,000	3,689	2,900	—	1,006,589
Municipal obligations	4,817,390	8,495	16,117	(5,588)	4,836,414

Total marketable securities	$51,781,735	$207,152	$112,324	$(6,678)	$52,094,533

At December 31, 2009, the Company had $52,508,872 of marketable securities, all of which were classified as available-for-sale. These securities consisted of U.S. Treasury bills and notes carried at estimated fair value. The estimated fair value of these securities was based on independent quoted market prices. At December 31, 2009, the amortized cost of securities available-for-sale, including accrued interest, was $52,534,655. At December 31, 2009, gross unrealized gains on securities available-for-sale were $37,995 and gross unrealized losses on securities available-for-sale were $63,778.

The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company does not intend to sell the securities before recovery of their amortized cost basis.

The following table summarizes the scheduled maturity for the Company’s securities available-for-sale at December 31, 2010 and 2009.

	2010	2009

Maturing in one year or less	$40,323,169	$27,838,812
Maturing after one year through two years	9,996,084	19,819,148
Maturing after two years	1,775,280	4,850,912

Total marketable securities	$52,094,533	$52,508,872

Receivables from Collaborations

Receivables are recorded for amounts due to the Company primarily related to reimbursable research and development costs. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At December 31, 2010, the Company had the following receivables from collaborations.

	Billed	Unbilled	Total

U.S. Department of Health and Human Services	$6,404,197	$21,691,743	$28,095,940
Shionogi & Co. Ltd.	1,963,780	—	1,963,780
Mundipharma	95,066	72,424	167,490

Total receivables from collaborations	$8,463,043	$21,764,167	$30,227,210

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Included in receivables from the U.S. Department of Health and Human Services (“HHS”) is $8,095,964 related to indirect cost rate adjustments for 2007, 2008, 2009, and 2010. These adjustments are calculated as the difference between the actual indirect costs incurred against the contract during a calendar year and the indirect costs that are invoiced at a provisional billing rate during the calendar year. Because these adjustment amounts represent actual costs incurred in performance of the contract and the costs are allowable, reasonable, and allocable to the contract, the Company has recorded revenue accordingly. The Company’s calculations of its indirect cost rates are subject to an audit by the federal government. The Company does not anticipate receiving payment for these indirect cost rate adjustments until those audits have been completed. The audits for the years 2007, 2008 and 2009 were conducted in 2010 and no material amounts in excess of what the Company had accrued at the balance sheet date were determined to be disallowed. As disclosed in Note 13, on February 24, 2011, HHS awarded the Company a $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir. In connection with negotiation of this contract modification, the Company made the business decision to settle on final indirect cost rates for years 2007, 2008 and 2009 and agreed to a reduction of approximately $1.1 million in amounts previously billed to HHS related to indirect cost rates. The Company has accounted for this settlement as a recognized subsequent event and has reduced collaborative and other research and development revenues and receivables from collaborations by approximately $1.1 million at December 31, 2010.

Inventories

Inventories are stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. At December 31, 2010 and 2009, inventories consisted of the following:

	2010	2009

Supplies	$898,076	$1,187,415
Raw materials	—	5,093,848
Finished goods	3,968,406	3,968,406
Reserve for finished goods	(3,968,406)	(3,968,406)

Total inventories	$898,076	$6,281,263

The supplies held on hand are related to peramivir manufacturing supplies (vials, stoppers, and seals) that are unused and have an alternative future use should sales of peramivir fail to materialize. The raw materials on hand as of December 31, 2009 are related to bulk peramivir active pharmaceutical ingredient (“API”) manufactured for Shionogi & Co., Ltd. (“Shionogi”) and shipped by the Company subsequent to year-end.

The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company capitalizes subsequent costs related to the production of inventories.

The Company determined that the U.S. Food and Drug Administration’s (“FDA”) granting of the Emergency Use Authorization (“EUA”) for peramivir in October 2009 was objective and persuasive evidence that supported capitalization of peramivir inventories manufactured after the issuance of the EUA. As a result, the Company recorded manufacturing costs of $3,968,406 for peramivir finished goods inventory. Prior to the issuance of the EUA, all costs associated with the manufacturing of peramivir were expensed as research and development expenses.

The Company evaluated whether the costs capitalized as inventory would be recoverable in a future period. Given the lack of objective, reliable evidence to support future demand for peramivir, management concluded that there was no certainty that future sales will materialize and revenues will exceed the costs

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

incurred. Therefore, the capitalized inventory was fully reserved. This reserve was charged to cost of products sold within the Company’s Statements of Operations during 2009.

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

Accrued Expenses

The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of the balance sheet dates. Accrued expenses as of December 31, 2010 and 2009 consisted primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.

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

Revenue Recognition

The Company recognizes revenues from collaborative and other research and development arrangements and product sales.

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Collaborative and Other Research and Development Arrangements

Revenue from license fees, royalty payments, event payments, and research and development fees are recognized as revenue when the earnings process is complete and the Company has no further continuing performance obligations or the Company has completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized over an estimated period determined by management based on the terms of the agreement and the products licensed. In the event a license agreement contains multiple deliverables, the Company evaluates whether the deliverables are separate or combined units of accounting. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.

Under certain of our license agreements, the Company receives royalty payments based upon our licensees’ net sales of covered products. Generally, under these agreements, the Company receives royalty reports from our licensees approximately one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. The Company recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured.

Royalty revenue paid by Shionogi on their product sales is subject to returns. Peramivir is a newly introduced product and there is no historical experience that can be used to reasonably estimate product returns. Therefore, the Company defers recognition of royalty revenue from Shionogi until the earlier of (1) a right of return no longer exists or (2) it has developed sufficient historical experience to estimate product returns.

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

Product Sales

Sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price was fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. Product sales recognized during 2010 and 2009 were not subject to a contractual right of return.

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company recorded the following revenues for the years ended December 31:

	2010	2009	2008

Product sales:
U.S. Department of Health and Human Services	$—	$22,500,000	$—
Neopharm Group (Israel)	—	397,508	—
NT Pharma Limited (Hong Kong)	250,000	—	—
Other	75,000	25,000	—

Total product sales	325,000	22,922,508	—
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	42,530,436	37,866,792	21,779,745
Shionogi (Japan)	15,932,683	10,415,490	2,007,924
Mundipharma (United Kingdom)	1,860,281	3,142,818	4,615,448
Roche (United States)	—	—	27,783,252
Grants (United States)	977,918	—	—
Other	755,018	241,711	375,000

Total collaborative and other research and development revenues	62,056,336	51,666,811	56,561,369

Total revenues	$62,381,336	$74,589,319	$56,561,369

The Company has no foreign assets.

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

At December 31, 2010, the Company had deferred collaboration expenses of $9,046,567. These deferred expenses were sub-license payments, paid to the Company’s academic partners upon receipt of consideration from various commercial partners, and other consideration paid to our academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from the Company’s commercial partners and are being expensed in proportion to the related revenue being recognized. The Company believes that this accounting treatment appropriately matches expenses with the associated revenue.

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Restructuring Activities

During the fourth quarter of 2010, the Company announced a restructuring plan to consolidate core facilities and outsource non-core activities. In connection with this plan, the Company estimates that it will recognize approximately $302,000 in one-time termination benefits, of which approximately $158,000 was expensed in 2010. The Company also recognized approximately $866,000 in accelerated depreciation during the fourth quarter of 2010 for fixed assets that will no longer be used by the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note 2 — Furniture and Equipment

Furniture and equipment consisted of the following at December 31:

	2010	2009

Furniture and fixtures	$587,259	$588,407
Office equipment	1,469,516	1,383,829
Software	1,409,178	1,318,409
Laboratory equipment	6,032,940	6,989,960
Leased equipment	62,712	62,712
Leasehold improvements	5,251,547	6,175,698

	14,813,152	16,519,015
Less accumulated depreciation and amortization	(12,884,103)	(12,647,362)

Furniture and equipment, net	$1,929,049	$3,871,653

Note 3 — Concentration of Market Risk

The Company’s raw materials, drug substances, and drug products are manufactured by a limited group of suppliers and some at a single facility. If any of these suppliers were unable to produce these items, this could significantly impact the Company’s supply of drugs for further preclinical testing and clinical trials.

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4 — Accrued Expenses

Accrued expenses were comprised of the following at December 31:

	2010	2009

Accrued research and development expenses	$13,827,053	$12,471,204
Accrued general and administrative expenses	250,136	470,703
Stock purchase plan withholdings	183,783	162,265
Accrued bonus	1,311,148	2,111,073
Other	914,800	579,555

Total accrued expenses	$16,486,920	$15,794,800

Note 5 — Lease Obligations and Other Contingencies

The Company has the following minimum payments under operating lease obligations that existed at December 31, 2010:

2011	$853,672
2012	871,331
2013	872,729
2014	898,344
2015	288,430
Thereafter	—

Total minimum payments	$3,784,506

The obligations in the preceding table are primarily related to the Company’s leases for buildings in Birmingham, Alabama and Durham, North Carolina. The lease for the building in Alabama expires June 30, 2015 and currently requires monthly rents of $42,711 in December 2010 and escalates annually to a minimum of $48,072 per month in the final year. The Company has an option to renew the Alabama lease for an additional five years at the current market rate on the date of termination. The lease for the building in Durham, North Carolina expires December 31, 2014. This lease requires monthly rents of $24,788 beginning in January of 2011 and escalates annually to a minimum of $27,894 per month in the final year.

Rent expense for operating leases was $770,621, $763,353, and $636,819 in 2010, 2009, and 2008, respectively.

Note 6 — Income Taxes

The Company has incurred net losses since inception and, consequently, has not recorded any U.S. federal and state income taxes. The differences between the Company’s effective tax rate and the statutory tax rate in 2010, 2009, and 2008 are primarily due to non-deductible expenses, research and development tax credits, and increases in the valuation allowance.

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2010	2009

Deferred tax assets:
Net federal and state operating losses	$77,628,392	$76,907,534
General business credits	34,126,176	32,115,994
Fixed assets	1,201,526	1,224,636
Reserve for inventories	1,540,127	1,606,813
Accrued expenses	1,034,497	997,073
Deferred revenue	6,120,095	7,262,703
Stock-based compensation	5,018,257	3,953,281

Total deferred tax assets	126,669,070	124,068,034
Valuation allowance	(126,669,070)	(124,068,034)

Total deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

The majority of the Company’s deferred tax assets relate to net operating loss and research and development carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to these carryforwards. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax assets until it is more likely than not that the related tax benefits will be realized. The Company’s valuation allowance increased by $2,601,036 in 2010, $9,139,633 in 2009, and $8,476,111 in 2008.

As of December 31, 2010, the Company had net federal operating loss carryforwards of $201,240,495, net state operating loss carryforwards of $243,405,246, and research and development credit carryforwards of $34,126,176, all of which expire at various dates from 2011 through 2029.

The Company’s net federal and state operating loss carryforwards include $4,674,683 of excess tax benefits related to a deduction from the exercise of stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to income tax expense and additional paid-in capital.

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

Additionally, utilization of the Company’s net operating loss carryforwards could be subject to a substantial annual limitation due to ownership change limitations described in Section 382 of the Internal Revenue Code and similar state provisions. The Company has performed a Section 382 change in control study and has determined there have been no changes in control that would limit the use of the Company’s net operating losses through December 31, 2010.

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2006 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there were no provisions or accruals for interest and penalties in 2010, 2009, and 2008.

Note 7 — Stockholders’ Equity

In May 2010, the Company entered into an amendment to the License Agreement dated June 27, 2000, as subsequently amended (the “License Agreement”), by and among the Company and AECOM and IRL (the “Licensors”). The amendment further amended the License Agreement through which the Company obtained worldwide exclusive rights to develop and ultimately distribute any drug candidates that might arise from research on a series of PNP inhibitors, including forodesine and BCX4208. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sublicensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments the Company may receive in the future under its license agreement dated February 1, 2006 with Mundipharma International Holdings Limited (“Mundipharma”) and (ii) royalties received from the Company’s sublicensees in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by the Company remains unchanged.

In consideration for the modifications to the license agreement, the Company issued to the Licensors shares of its common stock with an aggregate value of approximately $5.9 million and paid the Licensors approximately $90,000 in cash. The Company deferred the value of this consideration and is amortizing to research and development costs through September 2027, which is the date of expiration of the last-to-expire patent related to this agreement. Additionally, at the Company’s sole option and subject to certain agreed upon conditions, any future non-royalty payments due to be paid by the Company to the Licensors under the License Agreement may be made either in cash, in shares of its common stock, or in a combination of cash and shares.

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

In August 2007, the Company entered into a Stock and Warrant Purchase Agreement with a group of existing stockholders for the private placement of 8,315,513 shares of the Company’s common stock at a purchase price of $7.80 per share and warrants to purchase 3,159,895 shares of the Company’s common stock at a purchase price of $0.125 per warrant. The proceeds from the sale, net of offering costs, were $65,118,092. The exercise price of the warrants is $10.25 per share. All of the warrants remain outstanding as of December 31, 2010 and will expire in August 2012. The participants in the transaction included funds managed by Baker Brothers Investments, Kleiner Perkins Caufield & Byers, EHS Holdings, OrbiMed Advisors, Texas Pacific Group Ventures, and Stephens Investment Management, all of whom were shareholders of the Company at the time of the offering. Subsequent to the offering, the Company registered the shares and warrants under the Securities Act for resale.

In May 2007, the stockholders approved an amendment to the Company’s third restated certificate of incorporation to increase the number of shares of common stock authorized to issue from 45,000,000 to 95,000,000. All shares of the Company’s common stock, including the additional shares authorized by the amendment, are equal in rank and have the same voting, dividend, and liquidation rights.

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Note 8 — Stock-Based Compensation

Stock Incentive Plan

As of December 31, 2010, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”), which was amended and restated in March 2010 and approved by the Company’s stockholders in May 2010, and the Employee Stock Purchase Plan (“ESPP”), which was amended and restated in March 2010 and approved by the Company’s stockholders in May 2010. In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Stock-based compensation expense of $6,301,856 ($5,959,789 of expense related to the Incentive Plan, $192,363 of expense related to the ESPP, and $149,704 of expense related to the inducement grant) was recognized during 2010, while $5,524,883 ($5,140,487 of expense related to the Incentive Plan, $234,692 of expense related to the ESPP, and $149,704 of expense related to the inducement grant) was recognized during 2009 and $5,860,654 ($5,545,458 of expense related to the Incentive Plan, $165,492 of expense related to the ESPP, and $149,704 of expense related to the inducement grant) was recognized during 2008.

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

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Related activity under the Incentive Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price

Balance December 31, 2007	592,027	5,023,258	9.20
Plan amendment	1,200,000	—	—
Stock option awards granted	(1,060,005)	1,060,005	3.38
Restricted stock awards granted	(76,536)	—	—
Stock option awards exercised	—	(146,470)	2.72
Stock option awards canceled	459,144	(459,144)	8.53

Balance December 31, 2008	1,114,630	5,477,649	8.30
Plan amendment	1,540,000	—	—
Stock option awards granted	(1,559,233)	1,559,233	2.02
Stock option awards exercised	—	(532,379)	3.98
Stock option awards canceled	677,975	(677,975)	12.04

Balance December 31, 2009	1,773,372	5,826,528	6.58
Plan amendment	1,300,000	—	—
Stock option awards granted	(1,550,320)	1,550,320	6.68
Stock option awards exercised	—	(240,314)	2.30
Stock option awards canceled	334,992	(334,992)	8.42

Balance December 31, 2010	1,858,044	6,801,542	6.66

For stock option awards granted under the Incentive Plan during 2010, 2009, and 2008, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during 2010, 2009, and 2008 was $4.65, $1.52 and $2.16, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following explanations describe the assumptions used by the Company to value the stock option awards granted during 2010, 2009, and 2008. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Weighted Average Assumptions for Stock Option Awards Granted under the
Incentive Plan

	2010	2009	2008

Expected Life	5.5	5.6	5.5
Expected Volatility	89.3%	104.2%	78.4%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	2.4%	2.1%	2.8%

The total intrinsic value of stock option awards exercised under the Incentive Plan was $1,169,435 during 2010, $2,786,900 during 2009, and $223,369 during 2008. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of stock option awards exercised) received by all individuals who exercised stock option awards during the period.

The following table summarizes, at December 31, 2010, by price range: (1) for stock option awards outstanding under the Incentive Plan, the number of stock option awards outstanding, their weighted average remaining life and their weighted average exercise price; and (2) for stock option awards exercisable under the Plan, the number of stock option awards exercisable and their weighted average exercise price:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range	Number	Life	Price	Number	Price

$0 to 3	1,471,637	7.3	$1.37	556,347	$1.35
3 to 6	1,031,740	6.2	3.78	810,756	3.75
6 to 9	2,582,300	7.4	7.30	1,131,509	7.99
9 to 12	852,450	6.1	11.36	801,633	11.37
12 to 15	856,248	5.6	12.53	809,581	12.53
15 to 18	5,167	4.0	15.58	5,167	15.58
18 to 21	2,000	5.1	18.99	2,000	18.99

$0 to 21	6,801,542	6.8	6.66	4,116,993	7.82

The weighted average remaining contractual life of stock option awards exercisable under the Incentive Plan at December 31, 2010 was 5.6 years.

The aggregate intrinsic value of stock option awards outstanding and exercisable under the Incentive Plan at December 31, 2010 was $3,280,352. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money stock option awards) that would have been received by all stock option award holders under the Incentive Plan had they exercised their stock option awards at the end of the year.

The total fair value of the stock option awards vested under the Incentive Plan was $4,440,746 during 2010, $5,261,384 during 2009, and $6,928,011 during 2008.

As of December 31, 2010, the number of stock option awards vested and expected to vest under the Incentive Plan is 6,226,649. The weighted average exercise price of these stock option awards is $6.85 and their weighted average remaining contractual life is 6.8 years.

During 2007, the Company granted 50,000 restricted stock awards under the Incentive Plan with a grant date fair value of $11.81. During the first quarter of 2009, 25,000 of these restricted stock awards vested. The remainder of these restricted stock awards will vest during the first quarter of 2011.

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2008, the Company also granted 76,536 restricted stock awards under the Incentive Plan with a grant date fair value of $3.12. All of these restricted stock awards vested on December 31, 2009.

Employee Stock Purchase Plan

The Company has reserved a total of 825,000 shares of common stock to be purchased under the ESPP, of which 230,165 shares remain available for purchase at December 31, 2010. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year.

There were 51,329, 123,357, and 84,907 shares of common stock purchased under the ESPP in 2010, 2009, and 2008, respectively, at a weighted average price per share of $5.50, $1.57, and $3.15, respectively. Expense of $192,363, $234,692, and $165,492 related to the ESPP was recognized during 2010, 2009, and 2008, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model. The weighted average grant date fair values of shares granted under the ESPP during 2010, 2009, and 2008 were $2.76, $1.70, and $1.34, respectively.

Stock Inducement Grant

In March 2007, the Company’s Board of Directors approved a stock inducement grant of 110,000 stock option awards and 10,000 restricted stock awards to recruit a new employee to a key position within the Company. The stock option awards were granted in April 2007 with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The stock option awards have contractual terms of 10 years. The vesting exercise provisions of both the stock option awards and the restricted stock awards granted under the inducement grant are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the respective agreements. The weighted average grant date fair value of these stock option awards was $5.25. The exercise price of the stock option awards and the grant date fair value of the restricted stock awards granted under the inducement grant was $8.20. As of December 31, 2010, 9,166 of these restricted stock awards have vested.

As of December 31, 2010, there was approximately $6,481,386 of total unrecognized compensation cost related to non-vested employee stock option awards and restricted stock awards granted by the Company. That cost is expected to be recognized as follows: $2,838,462 in 2011, $1,844,162 in 2012, $1,539,475 in 2013, and $259,287 in 2014.

Note 9 — Employee Benefit Plans

In January 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $433,951, $378,350, and $418,215 in 2010, 2009, and 2008, respectively.

Note 10 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“HHS”).  In January 2007, the U.S. Department of Health and Human Services (“HHS”) awarded the Company a $102.6 million, four-year contract for the

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to extend the intravenous (“i.v.”) peramivir program by 12 months and to increase funding by $77.2 million. On February 24, 2011, the Company announced that HHS had awarded it a $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brings the total award from HHS to $234.8 million and extends the contract term by 24 months through December 31, 2013, providing funding through completion of Phase 3 and the filing of a new drug application (“NDA”) to seek regulatory approval for i.v. peramivir in the U.S.

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

The Company deferred the $14.0 million up-front payment that was initially received from Shionogi. This deferred revenue began to be amortized to revenue in April 2007 and will continue through December 2018. In December 2007, the Company received a $7.0 million milestone payment from Shionogi for their initiation of a Phase II clinical trial with i.v. peramivir. In November 2009, the Company received another $7.0 million milestone payment from Shionogi for their filing of a NDA in Japan to seek regulatory approval for i.v. peramivir.

In January 2010, Shionogi received marketing and manufacturing approval for i.v. peramivir in Japan, and the Company received a third and final regulatory milestone payment of $7.0 million in January 2010 as a result of this approval. Shionogi has commercially launched peramivir under the commercial name RAPIACTA® in Japan.

In the first quarter of 2010, the Company recorded royalty revenue of approximately $0.7 million related to sales of RAPIACTA® in Japan and the royalties were paid to the Company by Shionogi in the second quarter of 2010. RAPIACTA® received accelerated approval in Japan in January 2010 so it could be made available as a treatment option during the H1N1 pandemic. At the time of approval, RAPIACTA® stability

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

testing was ongoing and as a result, the product sold during early 2010 had a short shelf life. During the fourth quarter of 2010, in response to requests from customers to return RAPIACTA® due to the shelf life reaching expiration, Shionogi chose to accept returns for substantially all of the $0.7 million of product shipped early in 2010 and submitted the returns to the Company for credit. Accordingly, the Company reversed the $0.7 million of royalty revenue recorded in the first quarter of 2010.

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

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company is currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine. The Company does not believe that it is responsible for any of the disputed amounts. The Company is engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to the Company with respect to this dispute is estimated to be approximately €1,665,110 (or approximately $2.2 million based on the exchange rate on December 31, 2010). No amounts have been accrued as of December 31, 2010.

The Company is exploring the interest level of potential partners as a possible path forward for the future development of forodesine in the U.S. Absent a U.S. partner, the Company does not plan to conduct additional studies of forodesine or file a NDA with the FDA. The Company shared this information with Mundipharma, along with its decision not to continue further development of forodesine in the U.S. Mundipharma has expressed disappointment regarding the development of forodesine and this outcome. On February 21, 2011, the Company received a letter from Mundipharma’s legal counsel notifying it that they intended to utilize the dispute resolution provisions of the Company’s agreement with them, which includes meetings of senior management and the later possibility of arbitration. No amounts have been accrued regarding this matter.

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

In May 2010, the Company entered into an amendment to the License Agreement dated June 27, 2000, as subsequently amended (the “License Agreement”), by and among the Company and AECOM and IRL (the “Licensors”). The amendment further amended the License Agreement through which the Company obtained worldwide exclusive rights to develop and ultimately distribute any drug candidates that might arise from research on a series of PNP inhibitors, including forodesine and BCX4208. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sublicensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments the Company may receive in the future under its license agreement dated February 1, 2006 with Mundipharma and (ii) royalties received from its sublicensees in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by the Company remains unchanged.

In consideration for the modifications to the license agreement, the Company issued to the Licensors shares of its common stock with an aggregate value of approximately $5.9 million and paid the Licensors

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

approximately $90,000 in cash. Additionally, at the Company’s sole option and subject to certain agreed upon conditions, any future non-royalty payments due to be paid by it to the Licensors under the License Agreement may be made either in cash, in shares of its common stock, or in a combination of cash and shares.

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

Note 11 — Quarterly Financial Information (Unaudited) (In thousands, except per share)

	First	Second	Third	Fourth

2010 Quarters
Revenues	$26,071	$7,616	$12,000	$16,694
Net Loss	(2,595)	(10,193)	(10,864)	(10,201)
Diluted net loss/share	(.06)	(.23)	(.24)	(.23)
2009 Quarters
Revenues	$4,359	$4,787	$10,548	$54,895
Net (loss) income	(9,292)	(8,684)	(10,627)	15,151
Diluted net (loss) income per share	(.24)	(.23)	(.28)	.37

In the fourth quarter of 2010, approximately $0.7 million of royalty revenue related to Shionogi’s sales of RAPIACTA® in Japan, which was originally recorded during the first quarter of 2010, was reversed. RAPIACTA® received an accelerated Japanese approval in January 2010 so it could be made available as a treatment option during the H1N1 pandemic. At the time of approval, RAPIACTA® stability testing was ongoing and as a result, the product sold during early 2010 had a short shelf life. During the fourth quarter of 2010, Shionogi chose to accept returns of the product shipped early in 2010. The adjustment had no impact on the second or third quarters of 2010 and had no impact on full year 2010 operating results.

Note 12 — Recent Accounting Pronouncements

The Accounting Standards Codification (“ASC”) includes guidance in ASC 605-25 related to the allocation of arrangement consideration to these multiple elements for purposes of revenue recognition when

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

delivery of separate units of account occurs in different reporting periods. This guidance recently was modified by the final consensus reached on EITF 08-1 that was codified by ASU 2009-13. This change increases the likelihood that deliverables within an arrangement will be treated as separate units of accounting, ultimately leading to less revenue deferral for many arrangements. The change also modifies the manner in which transaction consideration is allocated to separately identified deliverables. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe ASU 2009-13 will have a material impact on its financial statements.

At the March 2010 meeting, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 08-9, “Milestone Method of Revenue Recognition” (Issue 08-9). The Accounting Standards Update resulting from Issue 08-9 amends ASC 605-28. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements.

Note 13 — Subsequent Events

On February 24, 2011, HHS awarded the Company a $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brings the total award from HHS to $234.8 million and extends the contract term by 24 months through December 31, 2013, providing funding through completion of Phase 3 and the filing of a new drug application to seek regulatory approval for i.v. peramivir in the U.S. In connection with negotiation of this contract modification, the Company made the business decision to settle on final indirect cost rates for years 2007, 2008 and 2009 and agreed to a reduction of approximately $1.1 million in amounts previously billed to HHS related to indirect cost rates. The Company has accounted for this settlement as a recognized subsequent event and has reduced collaborative and other research and development revenues and receivables from collaborations by approximately $1.1 million at December 31, 2010.

On March 9, 2011, the Company completed a $30.0 million financing transaction to monetize certain future royalty and milestone payments under its license agreement (the “Shionogi Agreement”) with Shionogi, pursuant to which Shionogi licensed from the Company the rights to market peramivir in Japan and, if approved for commercial sale, Taiwan

As part of the transaction, the Company transferred to JPR Royalty Sub LLC (“Royalty Sub”), its newly-formed wholly-owned subsidiary, certain rights under the Shionogi Agreement, including the right to receive future royalty and milestone payments under the Shionogi Agreement. As part of the transaction, the Company also transferred to Royalty Sub the right to receive payments under a new Japanese yen/US dollar foreign currency hedge arrangement that the Company put into place in connection with the transaction. The Company’s collaboration with Shionogi remains unchanged as a result of the transaction.

As part of the transaction, Royalty Sub issued $30.0 million in aggregate principal amount of its PhaRMA Senior Secured 14% Notes due 2020 (the “PhaRMA Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The PhaRMA Notes bear an interest rate of 14.0%, with interest payable annually on September 1st of each year, beginning September 1, 2011, and on the final legal maturity date. The royalty and milestone payments, if any, that Royalty Sub will be entitled to receive under the license agreement with Shionogi, together with any payments made under the currency hedge arrangement and funds that may be available from certain accounts of Royalty Sub (including an interest reserve account), will be the principal source of payment of principal of, and interest and any premium

BioCryst Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

on, the PhaRMA Notes. The PhaRMA Notes are secured by a security interest granted by Royalty Sub in its rights to receive payments under the Shionogi Agreement and the currency hedge arrangement, all of its other assets and a pledge by the Company of its equity ownership interest in Royalty Sub. The PhaRMA Notes are non-callable prior to March 9, 2012. On or after March 9, 2012, the PhaRMA Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of Royalty Sub at specified redemption premiums.

The PhaRMA Notes have a final legal maturity of December 1, 2020. Under the terms of the PhaRMA Notes, when Shionogi payments (together with any payments made under the currency hedge arrangement) received by Royalty Sub exceed Royalty Sub’s ongoing expenses and the interest payments due annually on the PhaRMA Notes, the excess will be applied to the repayment of principal of the PhaRMA Notes until they have been paid in full. Accordingly, depending on payments from Shionogi, the PhaRMA Notes may fully amortize and be repaid prior to the final legal maturity date. The Company remains entitled to receive any royalties and milestone payments related to sales of peramivir by Shionogi following repayment of the PhaRMA Notes. The PhaRMA Notes constitute obligations of Royalty Sub, and are non-recourse to us except to the extent of our pledge of our equity interest in Royalty Sub as part of the collateral securing the PhaRMA Notes. The PhaRMA Notes are not convertible into our equity.

The Company received net proceeds of approximately $23.0 million from the transaction after transaction costs and the establishment of a $3.0 million interest reserve account by Royalty Sub. Such reserve will be available to help cover any interest shortfalls on the PhaRMA Notes through September 1, 2013. Royalty Sub is a wholly-owned subsidiary and will be included in the consolidated financial statements of the Company. The foreign currency hedge will not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in the consolidated statement of operations.

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a foreign currency hedge arrangement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the currency hedge arrangement, the Company has the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which it may be required to pay a premium in each year from 2014 through 2020, provided the currency hedge arrangement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the US dollar is worth 100 yen or less as determined in accordance with the currency hedge arrangement. In conjunction with establishing the hedge currency arrangement, the Company will be required to post collateral to the counterparty, which may cause it to experience additional quarterly volatility in its earnings as a result. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the currency hedge arrangements. In establishing the hedge, the Company provided initial funds of approximately $2.0 million to support its potential hedge obligations. Subject to certain obligations the Company has in connection with the PhaRMA Notes, it has the right to terminate the currency hedge arrangement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $2.0 million termination fee.

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Stockholders
BioCryst Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCryst Pharmaceuticals, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Birmingham, Alabama
March 15, 2011

Report of Independent Registered Public Accounting Firm on Internal Control

The Board of Directors and Stockholders
BioCryst Pharmaceuticals, Inc.

We have audited BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BioCryst Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BioCryst Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of BioCryst Pharmaceuticals, Inc. and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Birmingham, Alabama
March 15, 2011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner under the Exchange Act of 1934. We carried out an evaluation as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15 under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are effective. We believe that our disclosure controls and procedures will ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of BioCryst Pharmaceuticals, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2010, our internal control over financial reporting was effective. Management believes our internal control over financial reporting will provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on page 83 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

See “Item 1. Business — Recent Corporate Highlights — Peramivir” and “Item 1 — Business — Our Principal Products — Peramivir — Collaborations” in Part I of this Form 10-K for information regarding the Company’s $30.0 million financing transaction completed on March 9, 2011 and the agreements entered into in connection therewith, which disclosures are incorporated in this Item 9B by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Items to be Voted on — 1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2010,” “Outstanding Equity Awards at December 31, 2010,” “2010 Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Items to be Voted on — Ratification of Appointment of Independent Registered Public Accountants” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following financial statements appear in Item 8 of this Form 10-K:

No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

(b) Exhibits.  See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2011.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2011:

Signature	Title(s)

/s/ Jon P. Stonehouse (Jon P. Stonehouse)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stuart Grant (Stuart Grant)	Senior Vice President, Chief Financial Officer and Treasurer

/s/ Robert S. Lowrey (Robert S. Lowrey)	Controller and Principal Accounting Officer

/s/ Stephen R. Biggar (Stephen R. Biggar, M.D., Ph.D.)	Director

/s/ Stanley C. Erck (Stanley C. Erck)	Director

/s/ William W. Featheringill (William W. Featheringill)	Director

/s/ John L. Higgins (John L. Higgins)	Director

/s/ Zola P. Horovitz (Zola P. Horovitz, Ph.D.)	Director

/s/ Charles A. Sanders (Charles A. Sanders, M.D.)	Director

/s/ Beth C. Seidenberg (Beth C. Seidenberg, M.D.)	Director

INDEX TO EXHIBITS

Number		Description

3.1		Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.
3.2		Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.
3.3		Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.
3.4		Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.
4.1		Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed June 17, 2002.
4.2		Amendment to Rights Agreement, dated as of August 5, 2007. Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q filed August 9, 2007.
10	.1&	Stock Incentive Plan, as amended and restated effective March 31, 2010. Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed April 6, 2010.
10	.2&	Employee Stock Purchase Plan, as amended and restated effective March 31, 2010. Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement, filed April 6, 2010.
10	.3&	Form of Notice of Grant of Non-Employee Director Automatic Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed March 4, 2008.
10	.4&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K filed March 4, 2008.
10	.5&	Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed March 4, 2008.
10	.6&	Executive Relocation Policy. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed March 4, 2008.
10	.7&	Amended and Restated Employment Letter Agreement dated February 14, 2007, by and between the Company and Jon P. Stonehouse. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2006, filed March 14, 2007.
10	.8&	Employment letter agreement between BioCryst Pharmaceuticals, Inc. and Stuart Grant dated July 23, 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 26, 2007.
10	.9&	Amendment to Employment Letter Agreement for Stuart Grant Dated July 23, 2007. Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K filed March 4, 2008.
10	.10&	Retention Bonus Agreement between BioCryst Pharmaceuticals, Inc. and Stuart Grant dated May 21, 2008. Incorporated by reference to Exhibit 10.25 of the Company’s Form 10-Q filed August 8, 2008.
10	.11&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan dated June 12, 2008. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-Q filed August 8, 2008.
(10	.12)&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Peter L. McCullough dated December 11, 2009.
10	.13&	Employment Letter Agreement dated April 2, 2007, by and between the Company and David McCullough. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 10, 2007.

Number		Description

10	.14&	Retention Bonus Agreement between BioCryst Pharmaceuticals, Inc. and David McCullough dated May 21, 2008. Incorporated by reference to Exhibit 10.26 of the Company’s Form 10-Q filed August 8, 2008.
10	.15&	Consulting Agreement between BioCryst Pharmaceuticals, Inc. and J. Claude Bennett, M.D. dated June 13, 2008. Incorporated by reference to Exhibit 10.28 of the Company’s Form 10-Q filed August 8, 2008.
10	.16#	Agreement dated January 3, 2007, between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, as amended by Amendment number 1 dated January 3, 2007 and Amendment number 2 dated May 11, 2007. (Portions omitted pursuant to request for confidential treatment.) Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2007.
10.17		Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, dated October 2, 2007. Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed March 4, 2008.
10.18		Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated April 3, 2008. Incorporated by reference to Exhibit 10.29 of the Company’s Form 10-Q filed August 8, 2008.
10.19		Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated July 2, 2008. Incorporated by reference to Exhibit 10.30 of the Company’s Form 10-Q filed August 8, 2008.
10.20		Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated August 18, 2008. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 7, 2008.
10.21		Amendment #7 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated November 17, 2008. Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 6, 2009.
10.22		Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated March 13, 2009. Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed March 9, 2010.
10.23		Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated September 18, 2009. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 6, 2009.
10.24		Amendment #10 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated October 15, 2009. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2009.
(10.25)		Amendment #11 to the Agreement between the Company and the U.S. Department of Health & Human Services, effective February 23, 2011.
10.26		Order for Supplies or Services from the U.S. Department of Health & Human Services, dated November 4, 2009. Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed March 9, 2010.
10	.27#	License, Development and Commercialization Agreement dated as of February 28, 2007, by and between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007. (Portions omitted pursuant to request for confidential treatment.)
10	.28#	First Amendment to License, Development and Commercialization Agreement, effective as of September 30, 2008, between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed March 6, 2009. (Portions omitted pursuant to request for confidential treatment.)
10.29		Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 filed August 8, 2000.

Number		Description

10.30		Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 9, 2007.
10.31		Stock and Warrant Purchase Agreement dated as of August 6, 2007, by and among BioCryst Pharmaceuticals, Inc. and each of the Investors identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed August 7, 2007.
10.32		Stock Purchase Agreement, dated as of February 17, 2005, by and among BioCryst Pharmaceuticals, Inc., Baker Bros. Investments, L.P., Baker Biotech Fund II, L.P., Baker Bros. Investments II, L.P., Baker Biotech Fund II (Z), L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund I, L.P., Baker Biotech Fund III (Z), L.P. and 14159, L.P. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 17, 2005.
10	.33#	Development and License Agreement dated as of February 1, 2006, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Holdings Limited. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed May 2, 2006. (Portions omitted pursuant to request for confidential treatment.)
10	.34#	License Agreement dated as of June 27, 2000, by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., as amended by the First Amendment Agreement dated as of July 26, 2002 and the Second Amendment Agreement dated as of April 15, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2005. (Portions omitted pursuant to request for confidential treatment.)
10	.35#	Third Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of December 11, 2009. Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed March 9, 2010. (Portions omitted pursuant to request for confidential treatment.)
10	.36#	Fourth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of May 5, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 6, 2010. (Portions omitted pursuant to request for confidential treatment.)
10.37		Stock Purchase Agreement, dated as of December 14, 2005, by and among BioCryst Pharmaceuticals, Inc., Kleiner Perkins Caufield & Byers, Texas Pacific Group Ventures and KPTV, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed December 16, 2005.
10.38		Nomination and Observer Agreement, dated as of December 16, 2005, by and between BioCryst Pharmaceuticals, Inc. and Kleiner Perkins Caufield & Byers. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 16, 2005.
(23)		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
(31.1)		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested.

#	Confidential treatment granted.

&	Management contracts.

( )	Filed herewith.