Form 10-Q
period 2011-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2011-05-06
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of April 22, 2011 was 45,097,997

BIOCRYST PHARMACEUTICALS, INC.
INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements:	3
Balance Sheets — March 31, 2011(Consolidated) and December 31, 2010	3
Statements of Operations — Three Months Ended March 31, 2011 (Consolidated) and 2010	4
Statements of Cash Flows — Three Months Ended March 31, 2011(Consolidated) and 2010	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
Part II. Other Information
Item 1A. Risk Factors	30
Item 6. Exhibits	30
Signatures	31
EX-4.3
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
March 31, 2011(Consolidated) and December 31, 2010
(In thousands, except per share data)

	2011	2010
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$31,342	$13,622
Restricted cash	625	625
Marketable securities	37,129	40,323
Receivables from collaborations	26,062	30,227
Interest reserve	3,000	—
Inventories	898	898
Prepaid expenses and other current assets	676	1,005
Deferred collaboration expense	719	719

Total current assets	100,451	87,419
Marketable securities	7,153	11,771
Furniture and equipment, net	1,734	1,929
Deferred collaboration expense	7,498	8,328
Other assets	5,930	—

Total assets	$122,766	$109,447

Liabilities and Stockholders’ Equity
Accounts payable	$6,254	$8,201
Accrued expenses	11,997	16,487
Accrued vacation	714	585
Interest payable	257	—
Deferred rent	52	52
Deferred collaboration revenue	2,497	2,497

Total current liabilities	21,771	27,822
Deferred rent	164	178
Deferred collaboration revenue	15,320	15,944
Foreign currency derivative	1,342	—
Non-recourse notes payable	30,000	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock: shares authorized — 5,000 Series B Junior Participating Preferred Stock, $.001 par value; shares authorized — 95; shares issued and outstanding — none	—	—
Common stock, $.01 par value: shares authorized — 95,000; shares issued and outstanding — 45,098 in 2011 and 44,959 in 2010	451	449
Additional paid-in capital	363,235	361,520
Accumulated other comprehensive income	82	106
Accumulated deficit	(309,599)	(296,572)

Total stockholders’ equity	54,169	65,503

Total liabilities and stockholders’ equity	$122,766	$109,447

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011(Consolidated) and 2010
(In thousands, except per share data)
(Unaudited)

	2011	2010
Revenues
Product sales	$—	$325
Royalties	—	711
Collaborative and other research and development	5,435	25,035

Total revenues	5,435	26,071
Expenses
Cost of products sold	—	86
Research and development	12,932	24,917
General and administrative	4,002	3,797

Total expenses	16,934	28,800

Loss from operations	(11,499)	(2,729)
Interest and other income	102	134
Interest expense	(288)	—
Loss on foreign currency derivative	(1,342)	—

Net loss	$(13,027)	$(2,595)

Basic and diluted net loss per common share	$(0.29)	$(0.06)

Weighted average shares outstanding	44,987	43,925
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011(Consolidated) and 2010
(In thousands)
(Unaudited)

	2011	2010
Operating activities
Net loss	$(13,027)	$(2,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225	391
Stock-based compensation expense	1,467	1,406
Amortization of debt issuance costs	31	—
Change in fair value of foreign currency derivative	1,342	—
Changes in operating assets and liabilities:
Receivables from collaborations	4,165	7,095
Inventories	—	5,437
Prepaid expenses and other current assets	329	(219)
Deferred collaboration expense	830	93
Accounts payable and accrued expenses	(6,309)	(16,159)
Interest payable	257	—
Interest reserve	(3,000)	—
Deferred rent	(13)	(13)
Deferred collaboration revenue	(624)	(624)

Net cash used in operating activities	(14,327)	(5,188)
Investing activities
Acquisitions of furniture and equipment	(30)	(83)
Purchases of marketable securities	(4,491)	(18,123)
Sales and maturities of marketable securities	12,280	1,797

Net cash provided by (used in) investing activities	7,759	(16,409)
Financing activities
Exercise of stock options	140	177
Employee stock purchase plan sales	170	173
Purchases of treasury stock	(61)	(2)
Issuance of non-recourse notes payable	30,000	—
Debt issuance costs	(4,061)	—
Payment of foreign currency derivative collateral	(1,900)	—

Net cash provided by financing activities	24,288	348

Increase (decrease) in cash and cash equivalents	17,720	(21,249)
Cash and cash equivalents at beginning of period	13,622	41,125

Cash and cash equivalents at end of period	$31,342	$19,876

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (Unaudited)
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
Basis of Presentation
     Beginning in March 2011, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, JPR Royalty Sub LLC (“Royalty Sub”). Royalty Sub was formed in connection with a $30.0 million financing transaction the Company completed on March 9, 2011. See Note 5 for a further description of this transaction. All intercompany transactions and balances have been eliminated.
     The consolidated balance sheet as of March 31, 2011, the consolidated statement of operations and the consolidated statement of cash flows for the three months ended March 31, 2011, and the statement of operations and the statement of cash flows for the three months ended March 31, 2010 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments.
     These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2010 has been derived from the audited financial statements included in the Company’s most recent Annual Report on Form 10-K.
Cash and Cash Equivalents
     The Company generally considers cash equivalents to be all cash held in commercial checking accounts, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase.
Restricted Cash
     The Company is required to maintain $0.6 million in an interest bearing money market account to serve as collateral for a corporate card program.
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
     The Company classifies all of its marketable securities as available-for-sale. Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its securities available-for-sale for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At March 31, 2011, the Company believes that the costs of its securities are recoverable in all material respects.
     The following table summarizes the fair value of the Company’s securities by type at March 31, 2011. The estimated fair value of the Company’s securities was based on independent quoted market prices and represents the highest priority of Level 1 in the fair value hierarchy as defined in generally accepted accounting principles. Amounts are in thousands.

			Gross	Gross
			Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Accrued Interest	Gains	Losses	Value
U.S. Treasury securities	$5,503	$5	$16	$—	$5,524
Obligations of U.S. government agencies	8,589	37	9	—	8,635
Corporate debt securities	11,698	52	42	—	11,792
Commercial paper	12,632	4	4	(2)	12,638
Asset backed securities	668	—	—	—	668
Certificates of deposit	1,000	1	2	—	1,003
Municipal obligations	3,990	21	14	(3)	4,022

Total marketable securities	$44,080	$120	$87	$(5)	$44,282

     The following table summarizes the scheduled maturity for the Company’s securities available-for-sale at March 31, 2011. Amounts are in thousands.

2011
Maturing in one year or less	$37,129
Maturing after one year through two years	5,651
Maturing after two years	1,502

Total marketable securities	$44,282

Receivables from Collaborations
     Receivables are recorded for amounts due to the Company related to reimbursable research and development costs. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At March 31, 2011, the Company had the following receivables from collaborations. Amounts are in thousands.

	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$9,196	$16,703	$25,899
Other	163	—	163

Total	$9,359	$16,703	$26,062

     Included in receivables from the U.S. Department of Health and Human Services (“HHS”) is $8.1 million related to indirect cost rate adjustments for calendar years 2007, 2008, 2009, and 2010. These adjustments are calculated as the difference between the actual indirect costs incurred against the contract during a calendar year and the indirect costs that are invoiced at a provisional billing rate during the calendar year. Because these adjustment amounts represent actual costs incurred in performance of the contract and the costs are allowable, reasonable, and allocable to the contract, the Company has recorded revenue accordingly. The Company’s calculations of its indirect cost rates are subject to an audit by the federal government. The Company does not receive payment for these indirect cost rate adjustments until those audits have been completed.
     The audits for the years 2007, 2008 and 2009 were conducted in 2010 and no material amounts in excess of what the Company had accrued at the balance sheet date were determined to be disallowed. As discussed in Note 3, on February 24, 2011, HHS awarded the Company a $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir. In connection with negotiation of this contract modification, the Company made the business decision to settle on final indirect cost rates for years 2007, 2008 and 2009 and agreed to a reduction of approximately $1.1 million in amounts previously billed to HHS related to indirect cost rates. Accordingly, the Company reduced collaborative and other research and development revenues and receivables from collaborations by approximately $1.1 million at December 31, 2010. The Company anticipates receiving payment of $4.8 million for the indirect cost rate adjustments for the years 2007, 2008 and 2009 in the second quarter of 2011.

Patents and Licenses
     The Company seeks patent protection on all internally developed processes and products. All patent related costs are expensed to general and administrative expenses as incurred, as recoverability of such expenditures is uncertain.
Accrued Expenses
     The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of the balance sheet dates. Accrued expenses as of March 31, 2011 consisted primarily of development and clinical trial expenses payable to contract research organizations (“CROs”) in connection with the Company’s research and development programs.
Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had approximately $0.1 million of unrealized gains on its securities available-for-sale that are included in accumulated other comprehensive income at March 31, 2011.
     Other comprehensive loss for the periods ended March 31, 2011 and 2010 appear in the following table. Amounts are in thousands.

	Three Months
	2011	2010
Net loss	$(13,027)	$(2,595)
Unrealized gain on securities available-for-sale	82	102

Other comprehensive loss	$(12,945)	$(2,493)

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
     Royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) on their product sales is subject to returns. Peramivir is a newly introduced product and there is no historical experience that can be used to reasonably estimate product returns. Therefore, the Company defers recognition of royalty revenue when paid by Shionogi until the earlier of (1) a right of return no longer exists or (2) it has developed sufficient historical experience to estimate product returns.
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

Product Sales
     Sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price was fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. Product sales recognized during 2010 were not subject to a contractual right of return.
     The Company recorded the following revenues from collaborations for the periods ended March 31, 2011 and 2010. Amounts are in thousands.

	2011	2010
Product sales:
NT Pharma, Co., Ltd. (Hong Kong)	$—	$250
Other	—	75

Total product sales	—	325
Royalties:
Shionogi & Co., Ltd. (Japan)	—	711

Total royalties	—	711
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	4,665	10,689
Shionogi & Co., Ltd. (Japan)	293	13,079
Mundipharma International Holdings Limited (United Kingdom)	391	642
Green Cross Corporation (Korea)	—	625
Grants (United States)	86	—

Total collaborative and other research and development revenues	5,435	25,035

Total revenues	$5,435	$26,071

     The Company has no foreign assets.
     In the first quarter of 2010, the Company recorded royalty revenue of approximately $0.7 million related to sales of RAPIACTA® in Japan, and the royalties were paid to the Company by Shionogi in the second quarter of 2010. RAPIACTA® received accelerated approval in Japan in January 2010 so it could be made available as a treatment option during the H1N1 pandemic. At the time of approval, RAPIACTA® stability testing was ongoing and as a result, the product sold during early 2010 had a short shelf life. During the fourth quarter of 2010, in response to requests from customers to return RAPIACTA® due to the shelf life reaching expiration, Shionogi chose to accept returns for substantially all of the $0.7 million of product shipped early in 2010 and submitted the returns to the Company for credit. Accordingly, the Company reversed the $0.7 million of royalty revenue recorded in the first quarter of 2010. See Note 3, Collaborative Agreements, for a further discussion of the Company’s relationship with Shionogi.
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
     At March 31, 2011, the Company had deferred collaboration expenses of approximately $8.2 million. Approximately $2.5 million of these deferred expenses were sub-license payments, paid to the Company’s academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from the Company’s commercial partners and are being expensed in proportion to the related revenue being recognized. The Company believes that this accounting treatment appropriately matches expenses with the associated revenue.
     The remaining $5.7 million of the deferred expenses relates to consideration provided to AECOM and IRL (collectively, the “Licensors”) in May 2010 for modifications made to the existing licensing agreement. Under the terms of the amendment, the Company issued consideration in the form of common stock and cash to the Licensors in exchange for a reduction in the percentage of certain future payments the Company receives from third-party sub-licensees that must be paid to the Licensors (see Note 3 for further information). Amortization of this deferred expense began in May 2010 and will end in September 2027, which is the expiration date for the last-to-expire patent covered by the agreement. The Company believes that this accounting treatment is reasonable and consistent with its collaboration accounting policies.
Interest Expense and Deferred Financing Costs
     Interest expense for the three months ended March 31, 2011 was $288,000. Costs directly associated with the issuance of the non-recourse PhaRMA Notes (defined in Note 5) have been capitalized and are included in other non-current assets on the consolidated balance. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate. Amortization of deferred financing costs included in interest expense was $31,000 for the three months ended March 31, 2011.
Currency Hedge Agreement
     In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement (defined in Note 5) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement will not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in earnings. In conjunction with establishing the Currency Hedge Agreement in March 2011, the Company was required to transfer $1.9 million to the counterparty, consisting of $0.4 million in margin funds and a collateral call of $1.5 million, reflecting the value of the initial mark to market adjustment at that time. Cumulative mark to market adjustments for the three months ended March 31, 2011 resulted in a $1.3 million loss associated with the Currency Hedge Agreement. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles.
Restructuring Activities
     During the fourth quarter of 2010, the Company announced a restructuring plan to consolidate core facilitates and outsource non-core activities. In connection with this plan, the Company estimates it will recognize approximately $0.3 million in one-time termination benefits, of which $0.1 million were paid in the three months ended March 31, 2011. Future costs under this plan are not expected to be material.
Net Loss Per Share
     Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, outstanding warrants, and common shares expected to be issued under the Company’s employee stock purchase plan, were anti-dilutive.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.
Recent Accounting Pronouncements
     The Accounting Standards Codification (“ASC”) includes guidance in ASC 605-25 related to the allocation of arrangement consideration to these multiple elements for purposes of revenue recognition when delivery of separate units of account occurs in different reporting periods. This guidance recently was modified by the final consensus reached on EITF 08-1 that was codified by ASU 2009-13. This change increases the likelihood that deliverables within an arrangement will be treated as separate units of accounting, ultimately leading to less revenue deferral for many arrangements. The change also modifies the manner in which transaction consideration is allocated to separately identified deliverables. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company adopted this guidance effective January 1, 2011 and does not believe ASU 2009-13 will have a material impact on its financial statements.
     At the March 2010 meeting, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 08-9, “Milestone Method of Revenue Recognition” (Issue 08-9). The Accounting Standards Update resulting from Issue 08-9 amends ASC 605-28. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. This guidance is effective prospectively for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company adopted this guidance effective January 1, 2011 and does not believe it will have an impact on its financial statements until the achievement, if any, of prospective milestones.
Note 2 — Stock-Based Compensation
     As of March 31, 2011, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”), which was amended and restated in March 2010 and approved by the Company’s stockholders in May 2010, and the Employee Stock Purchase Plan (“ESPP”), which was also amended and restated in March 2010 and approved by the Company’s stockholders in May 2010. In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Stock-based compensation expense of $1.5 million ($1.4 million of expense related to the Incentive Plan, $0.05 million of expense related to the ESPP, and $0.05million of expense related to the inducement grant) was recognized during the first three months of 2011, while $1.4 million ($1.3 million of expense related to the Incentive Plan, $0.05 million of expense related to the ESPP, and $0.05 million of expense related to the inducement grant) was recognized during the first three months of 2010.
     There was approximately $9.1 million of total unrecognized compensation cost related to non-vested stock option awards and restricted stock awards granted by the Company as of March 31, 2011. That cost is expected to be recognized as follows: $2.6 million in 2011, $2.8 million in 2012, $2.4 million in 2013, $1.2 million in 2014 and $0.1 million in 2015.
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
     Related activity under the Incentive Plan is as follows:

			Weighted
	Awards	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2010	1,858,044	6,801,542	$6.66
Stock option awards granted	(1,257,018)	1,257,018	4.19
Stock option awards exercised	—	(108,294)	1.51
Stock option awards cancelled	175,724	(175,724)	6.81

Balance March 31, 2011	776,750	7,774,542	$6.63

     For stock option awards granted under the Incentive Plan during the first three months of 2011 and 2010, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of these awards granted during the first three months of 2011 and 2010 was $2.80 and $4.63, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following summarizes the key assumptions used by the Company to value the stock option awards granted during the first three months of 2011 and 2010. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted to
Employees and Directors under the Incentive Plan

	2011	2010
Expected Life in Years	5.5	5.5
Expected Volatility	80.1%	89.3%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.2%	2.4%
     During 2007, the Company granted 50,000 restricted stock awards under the Incentive Plan with a grant date fair value of $11.81 per share. During the first quarter of 2009, 25,000 of these restricted stock awards vested. The remainder of these restricted stock awards vested during the first quarter of 2011.
Employee Stock Purchase Plan
     The Company has reserved a total of 825,000 shares of common stock to be purchased under the ESPP, of which 181,538 shares remain available for purchase at March 31, 2011. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. The Company issued 48,627 shares during the first three months of 2011 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.
Stock Inducement Grant
     In March 2007, the Company’s Board of Directors approved a stock inducement grant of 110,000 stock option awards and 10,000 restricted stock awards to recruit a new employee to a key position within the Company. The stock option awards were granted in April 2007 with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The stock option awards have contractual terms of 10 years. The vesting exercise provisions of both the stock option awards and the restricted stock awards granted under the inducement grant are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the respective agreements. The weighted average grant date fair value of these stock option awards was $5.25 per share. The exercise price of the stock option awards and the grant date fair value per share of the restricted stock awards granted under the inducement grant was $8.20. As of March 31, 2011, 9,790 shares granted under the restricted stock awards have vested.
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
     In September 2009, HHS and the Company executed a contract modification that awarded an additional $77.2 million to the Company to complete Phase 3 development of intravenous (“i.v.”) peramivir, bringing the total award from HHS for the development of peramivir to $179.9 million. The modification also extended the contract term by 12 months to five years. On February 24, 2011, HHS and the Company executed a $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brings the total award from HHS to $234.8 million and extends the contract term by 24 months through December 31, 2013, providing funding through completion of Phase 3 and the filing of a new drug application (“NDA”) to seek regulatory approval for i.v. peramivir in the U.S.
     Shionogi & Co., Ltd. (“Shionogi”). In March 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan in exchange for a $14.0 million up-front payment. The license provides for potential future regulatory milestone event payments (up to $21.0 million) and commercial event milestone payments (up to $95.0 million) in addition to double digit (between 10 and 20% range) royalty payments on product sales of peramivir. Generally, all payments under the agreement are nonrefundable and non-creditable, but they are subject to audit. Shionogi will be responsible for all development, regulatory, and marketing costs in Japan. The term of the agreement is from February 28, 2007 until terminated by either party in accordance with the license agreement. Either party may terminate in the event of an uncured breach. Shionogi has the right of without cause termination. In the event of termination all license and rights granted to Shionogi shall terminate and shall revert back to the Company. The Company developed peramivir under a license from UAB and will owe sublicense payments to UAB on the upfront payment and any future event payments and/or royalties received by the Company from Shionogi.
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
     Green Cross Corporation (“Green Cross”). In June 2006, the Company entered into an agreement with Green Cross to develop and commercialize peramivir in Korea. Under the terms of the agreement, Green Cross will be responsible for all development, regulatory, and commercialization costs in Korea. The Company received a one-time license fee of $0.3 million. The agreement also provides for relatively insignificant future milestone payments. The license also provides that the Company will share in profits resulting from the sale of peramivir in Korea, including the sale of peramivir to the Korean government for stockpiling purposes. Furthermore, Green Cross will pay the Company a premium over its cost to supply peramivir for development and any future marketing of peramivir products in Korea. Both parties have the right to terminate in the event of an uncured material breach. In the event of termination all rights, data, materials, products and other information would be transferred to the Company. The Company deferred the up-front payment that was received from Green Cross. This deferred revenue began to be amortized to revenue in August 2006 and continued through November 2009.
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
     The Company is currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine. The Company does not believe that it is responsible for any of the disputed amounts. The Company is engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to the Company is estimated to be approximately €1,665,110 (or approximately $2.3 million based on the exchange rate on March 31, 2011). No amounts have been accrued as of March 31, 2011.
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
     AECOM and IRL. In June 2000, the Company licensed a series of potent PNP inhibitors from the Licensors. The license agreement was amended in July 2002, April 2005, December 2009, and May 2010. The lead drug candidates from this collaboration are forodesine and BCX4208. The Company has obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, drug candidates that might arise from research on these PNP inhibitors. The Company has the option to expand the agreement to include other inventions in the field made by the investigators or employees of the Licensors. The Company has agreed to use commercially reasonable efforts to develop these drugs. This license agreement may be terminated by the Company at any time by giving 60 days advance notice or in the event of material uncured breach by the Licensors.
     The Company agreed to pay certain milestone payments for each licensed product, which range in the aggregate from $1.4 million to almost $4.0 million per indication, for future development of these inhibitors, single digit royalties on net sales of any resulting product made by the Company, and to share approximately one quarter of future payments received from third-party sublicensees of the licensed PNP inhibitors, if any. The Company also agreed to pay annual license fees ranging from $0.2 million to $0.5 million, creditable against actual royalties and other payments due to the Licensors.

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
     In consideration for the modifications to the license agreement, the Company issued to the Licensors shares of the Company’s common stock with an aggregate value of approximately $5.9 million and paid the Licensors approximately $90,000 in cash. Additionally, at the Company’s sole option and subject to certain agreed upon conditions, any future non-royalty payments due to be paid by the Company to the Licensors under the license agreement may be made either in cash, in shares of the Company’s common stock, or in a combination of cash and shares.
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
     As of December 31, 2010, the Company had net federal operating loss carryforwards of $201.2 million, net state operating loss carryforwards of $243.4 million, and research and development credit carryforwards of $34.1 million, all of which expire at various dates from 2011 through 2029.
     The Company recognizes the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The Company concluded at December 31, 2010 that it had one uncertain tax position pertaining to its research and development credit carryforwards. The Company has not yet conducted an in-depth study of its research and development credits. This study could result in an increase or decrease to the Company’s research and development credits. Until studies are conducted of the Company’s research and development credits, no amounts are being recorded as unrecognized tax benefits, separate from the valuation allowance against deferred tax assets. Any future changes to the Company’s unrecognized tax benefits would be offset by an adjustment to the valuation allowance and there would be no impact on the Company’s financial statements.
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
     Tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2006 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there have no provisions or accruals for interest and penalties since the Company’s inception.

Note 5 — Royalty Monetization
Overview
     On March 9, 2011, the Company completed a $30.0 million financing transaction to monetize certain future royalty and milestone payments under its license agreement with Shionogi (the “Shionogi Agreement”), pursuant to which Shionogi licensed from the Company the rights to market peramivir in Japan and, if approved for commercial sale, Taiwan. The Company received net proceeds of approximately $23.0 million from the transaction after transaction costs of $4.0 million and the establishment of a $3.0 million interest reserve account by Royalty Sub, which will be available to help cover any interest shortfalls through September 1, 2013.
     As part of the transaction, the Company entered into a purchase and sale agreement dated as of March 9, 2011 with Royalty Sub, whereby the Company transferred to Royalty Sub, among other things, (i) its rights to receive certain royalty and milestone payments from Shionogi arising under the Shionogi Agreement, and (ii) the right to receive payments under a Japanese yen/US dollar foreign currency hedge arrangement (as further described below, the “Currency Hedge Agreement”), put into place by the Company in connection with the transaction. Royalty payments will be paid by Shionogi in Japanese yen and milestone payments will paid in U.S. dollars. The Company’s collaboration with Shionogi remains unchanged as a result of the transaction.
Non-Recourse Notes Payable
     On March 9, 2011, Royalty Sub completed a private placement to institutional investors of $30.0 million in aggregate principal amount of its PhaRMA Senior Secured 14.0% Notes due 2020 (the “PhaRMA Notes”). The PhaRMA Notes were issued by Royalty Sub under an Indenture, dated as of March 9, 2011 (the “Indenture”), by and between Royalty Sub and U.S. Bank National Association, as Trustee. Principal and interest on the PhaRMA Notes issued are payable from, and are secured by, the rights to royalty and milestone payments under the Shionogi Agreement transferred by the Company to Royalty Sub and payments, if any, made to Royalty Sub under the Currency Hedge Agreement. Payments may also be made from the interest reserve account and certain other accounts established in accordance with the Indenture. Principal on the PhaRMA Notes is required to be paid in full by the final legal maturity date of December 1, 2020, unless the PhaRMA Notes are repaid, redeemed or repurchased earlier. The PhaRMA Notes are redeemable by Royalty Sub beginning March 9, 2012 as described below. The PhaRMA Notes bear interest at 14% per annum, payable annually in arrears on September 1st of each year, beginning on September 1, 2011 (the “Payment Date”). The Company remains entitled to receive any royalties and milestone payments related to sales of peramivir by Shionogi following repayment of the PhaRMA Notes.
     Royalty Sub’s obligations to pay principal and interest on the PhaRMA Notes are obligations solely of Royalty Sub and are without recourse to any other person, including the Company, except to the extent of the Company’s pledge of its equity interests in Royalty Sub in support of the PhaRMA Notes. The Company may, but is not obligated to, make capital contributions to a capital account that may be used to redeem, or on up to one occasion pay any interest shortfall on, the PhaRMA Notes.
     If the amounts available for payment on any Payment Date are insufficient to pay all of the interest due on a Payment Date, unless sufficient capital is contributed to Royalty Sub by the Company as permitted under the Indenture or the interest reserve account is available to make such payment, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. If such shortfall (and interest thereon) is not paid in full on or prior to the next succeeding Payment Date, an “Event of Default” as described in the Indenture will occur.
     The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.
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
Foreign Currency Hedge
     In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, the Company has the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which the Company may be required to pay a premium in each year from 2014 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the US dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement.
In conjunction with establishing the Currency Hedge Agreement in March 2011, the Company was required to transfer $1.9 million to the counterparty, consisting of $0.4 million in margin funds and a collateral call of $1.5 million, reflecting the value of the initial mark to market adjustment at that time. Cumulative mark to market adjustments for the three months ended March 31, 2011 resulted in a $1.3 million loss associated with the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations the Company has in connection with the PhaRMA Notes, the Company has the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $2.0 million termination fee.
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
Recent Corporate Highlights
Peramivir
Collaborative Agreements.
     HHS. In January 2007, the U.S. Department of Health and Human Services (“HHS”) awarded us a $102.6 million, four-year contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to extend the i.v. peramivir program by 12 months and to increase funding by $77.2 million.
     In October 2010, HHS contacted us informally regarding our proposal. During those informal communications, HHS indicated that we should explore certain changes to our currently ongoing Phase 3 i.v. peramivir study for the treatment of hospitalized patients with serious influenza, including potentially increasing the size of the study. The necessity for a second pivotal study in acute, uncomplicated outpatient populations was discussed by HHS and the U.S. Food and Drug Administration (“FDA”) and was deemed unnecessary for a label indication for acute, complicated hospitalized patients. We previously disclosed that we had submitted a proposal for a second contract modification to HHS for additional funding toward completion of the modified Phase 3 development of i.v. peramivir. This proposal included an additional outpatient efficacy study. We also previously disclosed that HHS had approved start-up activities for the Phase 3 program under the existing contract. HHS indicated that it plans to reimburse authorized start-up costs as well as termination costs related to this outpatient efficacy study. In light of these communications by HHS, we did not move forward with the outpatient study.
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
     On February 24, 2011, we announced that HHS had awarded us a $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brings the total award from HHS to $234.8 million and extends the contract term by 24 months through December 31, 2013, providing funding through completion of Phase 3 and the filing of an NDA to seek regulatory approval for i.v. peramivir in the U.S. Through March 31, 2011, approximately $162.3 million has been recognized as revenue under the contract with HHS to support activities related to the i.v. peramivir development program.
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
     Shionogi. Effective February 28, 2007, we entered into a License, Development and Commercialization Agreement, as amended, supplemented or otherwise modified (the “Shionogi Agreement”), an exclusive license agreement with Shionogi & Co., Ltd. (“Shionogi”) to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. In October 2008, we and Shionogi amended the Shionogi Agreement to expand the territory covered by the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase 3 clinical trial in Hong Kong.
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
     On March 9, 2011, we announced that JPR Royalty Sub LLC, our newly created wholly-owned subsidiary (the “Royalty Sub”), had completed a private placement to institutional investors of $30 million in aggregate principal amount of its PhaRMA Senior Secured 14.0% Notes due 2020 (the “PhaRMA Notes”). This private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The PhaRMA Notes, which are obligations of Royalty Sub, are secured by (i) Royalty Sub’s rights to receive royalty payments from Shionogi in respect of commercial sales of RAPIACTA® in Japan and, if approved for commercial sale, Taiwan (the “Territory”), as well as future milestone payments payable by Shionogi under the Shionogi Agreement (as defined below) and all of Royalty Sub’s other assets, and (ii) a pledge by us of our equity interest in Royalty Sub.
     In connection with the issuance of the PhaRMA Notes by Royalty Sub, we entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) dated as of March 9, 2011, between us and Royalty Sub. Under the terms of the Purchase and Sale Agreement, we transferred to Royalty Sub, among other things, (i) our rights to receive certain royalty and milestone payments from Shionogi arising under the Shionogi Agreement, and (ii) the right to receive payments under a Japanese yen/US dollar foreign currency hedge arrangement (as further described below, the “Currency Hedge Agreement”), put into place by us in connection with the transaction. Of the $30.0 million in gross proceeds from the sale of the PhaRMA Notes by Royalty Sub, $3.0 million was used to fund an interest reserve account, and after fees and financing expenses in connection with the transaction the net proceeds to us were approximately $23.0 million. We and Royalty Sub have agreed to certain covenants in the Purchase and Sale Agreement that are intended to preserve the value of the assets purchased from us by Royalty Sub. The Purchase and Sale Agreement includes customary representations, warranties and covenants by us and customary indemnification and other provisions typical for asset sale agreements in structured financing transactions for pharmaceutical royalty payments.
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
     On each Payment Date in respect of the PhaRMA Notes, funds will be applied by the Trustee in the order of priority set forth below:
•	first, to Royalty Sub for the payment of all taxes owed by Royalty Sub, if any;

•	second, to the payment of certain expenses of Royalty Sub not previously paid or reimbursed;

•	third, to the Trustee for distribution to the holders, all interest due and payable on the PhaRMA Notes, including any accrued and unpaid interest due on prior Payment Dates, and any accrued and unpaid interest on such unpaid interest, compounded annually, taking into account any amounts paid from the interest reserve account and capital account on such Payment Date;

•	fourth, as long as no event of default has occurred and is continuing, on the September 1, 2014 Payment Date, the September 1, 2015 Payment Date or the September 1, 2016 Payment Date, to the interest reserve account, the amount (if any) set forth in a written direction to the Trustee from Royalty Sub; provided, that such application of funds, together with any such prior application of funds, shall not exceed $2.1 million in the aggregate;

•	fifth, to the Trustee for distribution to the holders of the PhaRMA Notes, principal payments on the PhaRMA Notes (without premium or penalty), allocated pro rata among the holders of the PhaRMA Notes, until the outstanding principal balance of such PhaRMA Notes has been paid in full;

•	sixth, after the PhaRMA Notes have been paid in full, to the Trustee for the payment of principal of, and interest on, subordinated notes, if any, issued by Royalty Sub as permitted by the Indenture for the PhaRMA Notes in certain circumstances;

•	seventh, after the PhaRMA Notes have been paid in full, to the ratable payment of all other obligations under the Indenture for the PhaRMA Notes until all such amounts are paid in full; and

•	eighth, after the PhaRMA Notes and all amounts owing under the Indenture have been paid in full, to Royalty Sub, all remaining amounts.
     If the amounts available for payment on any Payment Date are insufficient to pay all of the interest due on a Payment Date, unless sufficient capital is contributed to Royalty Sub by us as permitted under the Indenture or the interest reserve account is available to make such payment, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. If such shortfall (and interest thereon) is not paid in full on or prior to the next succeeding Payment Date, an “Event of Default” under the Indenture will occur. Events of Default under the Indenture include, but are not limited to, the following:
•	failure to pay interest on the PhaRMA Notes due on any Payment Date (other than the final legal maturity date or any redemption date) in full on or prior to the next succeeding Payment Date, together with any additional accrued and unpaid interest on any interest not paid on the Payment Date on which it was originally due;

•	failure to pay principal and premium, if any, and accrued and unpaid interest on the PhaRMA Notes on the final legal maturity date, or failure to pay the redemption price when required on any redemption date;

•	failure to pay any other amount due and payable under the Indenture and the continuance of such default for a period of 30 or more days after written notice thereof is given to Royalty Sub by the Trustee;

•	failure by Royalty Sub to comply with certain covenants set forth in the Indenture or the PhaRMA Notes, provided, that, if the consequences of the failure can be cured, such failure continues for a period of 30 days or more after written notice of the failure has been given to Royalty Sub by the Trustee at the direction of holders of a majority of the outstanding principal balance of PhaRMA Notes, and, except in respect of a covenant, obligation, condition or provision already qualified in respect of Material Adverse Change (as defined in the Indenture), such failure is a Material Adverse Change;

•	Royalty Sub becomes subject to a Voluntary Bankruptcy or an Involuntary Bankruptcy (each as defined in the Indenture);

•	any judgment or order for the payment of money in excess of $1.0 million (not paid or covered by insurance) shall be rendered against Royalty Sub and either (i) enforcement proceedings have been commenced by any creditor upon such judgment or order or (ii) there is any period of 30 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect;

•	Royalty Sub is classified as a corporation or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes;

•	Royalty Sub becomes an investment company required to be registered under the Investment Company Act of 1940, as amended;

•	we shall have failed to perform any of our covenants under the Purchase and Sale Agreement and such failure is a Material Adverse Change; or

•	the Trustee shall fail to have a first-priority perfected security interest in any of the collateral securing the PhaRMA Notes or in any of the equity in Royalty Sub pledged by us.
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
Results of Operations (three months ended March 31, 2011 compared to the three months ended March 31, 2010)
     For the three months ended March 31, 2011, total revenues decreased to $5.4 million compared to $26.1 million for the three months ended March 31, 2010. This $20.7 million decrease was driven primarily by the recognition during the three months ended March 31, 2010 of a $7.0 million milestone payment from Shionogi related to its achievement in obtaining marketing and manufacturing approval of i.v. peramivir in Japan and the sale of $6.4 million of peramivir API to collaborators Shionogi and Green Cross. Also contributing to the decrease in revenue from the prior year is a $6.0 million decrease in revenue from the contract with HHS for the continued development of i.v. peramivir, primarily resulting from realignment or completion of various clinical studies, plus the impact of a change in estimate discussed below.
     The decrease in revenue from the contract with HHS also reflects the impact of a change in estimate relating to a final cost reconciliation of a completed clinical study performed by a contract research organization (“CRO”) providing services on behalf of the Company. At the end of 2010, the Company estimated expenses related to this clinical study and the associated revenue the Company expected to receive from HHS, based on per patient cost experience from the initial recruitment in the study. Cost estimates used during the pendency of the study considered the ongoing influenza pandemic and the estimated costs of enrolling much sicker patients than originally expected. This resulted in a higher per patient cost than what was realized. Revisions to the estimated costs were based on the final cost reconciliation provided by the CRO in late March 2011 and resulted in a $3.0 million reduction of peramivir R&D expenses and a $3.6 million reduction to collaboration revenue during the three months ended March 31, 2011. The impact on net income in the quarter was $0.6 million, or $0.01 per share.
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
     Research and development (R&D) expenses decreased to $12.9 million for the first quarter of 2011 from $24.9 million in the same quarter of last year. This decrease was driven by lower development costs of $6.0 million associated with our peramivir development program and $2.0 million associated with our forodesine clinical programs, partially offset by higher development costs of $1.7 million associated with the BCX4208 program for the treatment of gout. Additionally, R&D costs during the three months ended March 31, 2010 included $6.3 million of manufacturing costs associated with peramivir API production for Shionogi and Green Cross.
     General and administrative (G&A) expenses remained consistent at $4.0 million for the first quarter of 2011 compared to $3.8 million in the same quarter as last year.

     During the three months ended March 31, 2011, the Company recognized a $1.3 million mark to market loss on its Currency Hedge Agreement. In connection with the issuance by Royalty Sub of the PhaRMA Notes on March 9, 2011, the Company entered into a foreign currency hedge arrangement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The currency hedge does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in earnings.
     During the three months ended March 31, 2011, the Company incurred $0.3 million in interest expense related to the non-recourse notes payable issued on March 9, 2011 in conjunction with the financing transaction to monetize certain future royalty and milestone payments.
     The Company’s net loss for the three months ended March 31, 2011 was $13.0 million, or $0.29 per share, compared to a net loss of $2.5 million, or $0.06 per share for the three months ended March 31, 2010.
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
     At December 31, 2010, we had long-term operating lease obligations, which provide for annual aggregate minimum payments of $0.9 million in 2011, 2012 and 2013.These obligations include the future rental of our operating facilities.
     We plan to finance our needs principally from the following:
•	payments under our contract with HHS;

•	our existing capital resources;

•	payments under collaborative and licensing agreements with corporate partners; and

•	lease or loan financing and future public or private financing.
     As of March 31, 2011, we held cash, cash equivalents and securities of $76.2 million, an increase of $9.9 million as compared to December 31, 2010, primarily resulting from net proceeds from the $23.0 million financing transaction to monetize certain future royalty and milestone payments and cash received from collaborations offset by monthly cash burn from operations. We expect that our cash use in 2011 will be approximately $35.0 million. Our cash use will vary depending on clinical outcomes and could vary significantly from our expectations depending on the timing of our expenses and the related reimbursement from our collaborators.
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
     With the funds available at March 31, 2011 and future amounts that are expected to be received from HHS and our other collaborators, we believe that our resources are sufficient to fund our operations for at least the next 24 months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.
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
Off-Balance Sheet Arrangements
     As of March 31, 2011, we are not involved in any unconsolidated entities or off-balance sheet arrangements.
Contractual Obligations
     Our contractual obligations as of December 31, 2010 are described in our Annual Report on Form 10-K for the year ended December 31, 2010. Material changes to our contractual obligations have resulted from the $30.0 million financing transaction to monetize certain future royalty and milestone payments under the Shionogi Agreement completed on March 9, 2011 as noted below.
Debt Service Obligations of Royalty Sub
     Royalty Sub issued $30.0 million in aggregate principal amount of its PhaRMA Notes. Principal and interest on the PhaRMA Notes are payable from, and are secured by, the rights to royalty and milestone payments under the Shionogi Agreement and payments, if any, made to Royalty Sub under the Currency Hedge Agreement. Payments may also be made from the interest reserve account. Principal on the PhaRMA Notes is required to be paid in full by the final legal maturity date of December 1, 2020, unless the PhaRMA Notes are repaid, redeemed or repurchased earlier. The PhaRMA Notes bear interest at the rate of 14% per annum, payable annually in arrears on September 1st of each year, beginning on September 1, 2011. Principal and interest payments on the

PhaRMA Notes are obligations solely of Royalty Sub and are without recourse to any other person, including us, except to the extent of our pledge of our equity interests in Royalty Sub in support of the PhaRMA Notes.
Foreign Currency Hedge Obligations of the Company
     In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, the Company may be required to pay a premium in the amount of $2.0 million in each year beginning in May 2014 and, provided the Currency Hedge Agreement remains in effect, continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. Additionally, the Company may be required to post cash for mark to market risk or pay significant premiums or a termination fee under the foreign Currency Hedge Agreement t entered into by it in connection with the issuance by Royalty Sub of the PhaRMA Notes. In conjunction with establishing the hedge in March 2011, the Company was required to post cash collateral of $1.5 million reflecting the value of the initial mark to market adjustment at that time, plus $0.4 million in margin funds.
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
     While our significant accounting policies are more fully described in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, and Note 1 to our financial statements included in Part I, Item I of this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.
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
     Royalty revenue paid by Shionogi on their product sales is subject to returns. Peramivir is a newly introduced product and there is no historical experience that can be used to reasonably estimate product returns. Therefore, the Company defers recognition of royalty revenue when paid by Shionogi until the earlier of (1) a right of return no longer exists or (2) it has developed sufficient historical experience to estimate product returns.
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
     Product Sales
     Sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price was fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. Product sales recognized during 2010 were not subject to a contractual right of return.

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
     At March 31, 2011, we had deferred collaboration expenses of approximately $8.2 million. Approximately $2.5 million of these deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.
     The remaining $5.7 million of the deferred expenses relates to consideration provided to Licensors in May 2010 for modifications made to the existing licensing agreement. Under the terms of the amendment, we issued consideration in the form of common stock and cash to the Licensors in exchange for a reduction in the percentage of certain future payments we receive from third-party sub-licensees that must be paid to the Licensors. Amortization of this deferred expense began in May 2010 and will end in September 2027, which is the expiration date for the last-to-expire patent covered by the agreement. We believe that this accounting treatment is reasonable and consistent with our collaboration accounting policies.
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
     The following table summarizes our R&D expenses for the periods indicated. Amounts are in thousands.

	Three Months Ended
	March 31,
	2011	2010
Direct external R&D expenses by program:
PNP Inhibitor (forodesine)	$529	$2,501
Neuraminidase Inhibitor (peramivir)	2,639	15,061
PNP Inhibitor (BCX4208)	3,218	1,530
Other	582	75
Indirect R&D expenses:
Compensation and fringe benefits	3,238	3,245
Professional services	554	173
Travel	146	105
Overhead allocation	2,026	2,227

Total R&D expenses	$12,932	$24,917

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
Foreign Currency Hedge
In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement will not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in earnings. In conjunction with establishing the Currency Hedge Agreement in March 2011, the Company was required to transfer $1.9 million to the counterparty, consisting of $0.4 million in margin funds and a collateral call of $1.5 million, reflecting the value of the initial mark to market adjustment at that time. Cumulative mark to market adjustments for the three months ended March 31, 2011 resulted in a $1.3 million loss associated with the Currency Hedge Agreement. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
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
     As of March 31, 2011, the aggregate fair value of our non-recourse PhaRMA Notes was estimated at $30.0 million, which approximates the carrying value since the negotiated terms and conditions at the time of closing on March 9, 2011 were consistent with current market rates. The notes bear interest at a fixed rate of 14% per annum and therefore are subject to interest rate risk because the fixed interest rate may exceed current interest rates.
Foreign Currency Risk
     In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark to market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay a premium in the amount of $2.0 million in each year beginning in May 2014 and continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less.
Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Risk factors relating to our business and to the royalty monetization transaction executed on March 9, 2011 are described in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these Risk Factors during the three month period ended March 31, 2011.
Item 6. Exhibits
     See the Exhibit Index attached to this quarterly report and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May, 2011.

BIOCRYST PHARMACEUTICALS, INC.
/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer

/s/ Stuart Grant
Stuart Grant
Chief Financial Officer

/s/ Robert S. Lowrey
Robert S. Lowrey
Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed June 17, 2002.

4.2	Amendment to Rights Agreement, dated as of August 5, 2007. Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q filed August 9, 2007.

(4.3)	Indenture, dated as of March 9, 2011 by and between JPR Royalty Sub LLC and U.S. Bank National Association, as trustee.

(10.1)	Purchase and Sale Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and JPR Royalty Sub LLC.

(10.2)	Pledge and Security Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee.

(10.3)	Confirmation of terms and conditions of ISDA Master Agreement, dated as of March 7, 2011, between Morgan Stanley Capital Services Inc. and BioCryst Pharmaceuticals, Inc. dated as of March 9, 2011.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( )	Filed herewith.