Form 10-Q
period 2011-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2011-08-04
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of August 1, 2011 was 45,149,935

BIOCRYST PHARMACEUTICALS, INC.
INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements:	3
Balance Sheets — June 30, 2011(Consolidated) and December 31, 2010	3
Statements of Operations — Three and Six Months Ended June 30, 2011 (Consolidated) and 2010	4
Statements of Cash Flows — Six Months Ended June 30, 2011(Consolidated) and 2010	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29
Part II. Other Information
Item 1A. Risk Factors	30
Item 6. Exhibits	30
Signatures	31
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
BALANCE SHEETS
June 30, 2011 (Consolidated) and December 31, 2010
(In thousands, except per share data)

	2011	2010
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$17,008	$13,622
Restricted cash	1,416	625
Marketable securities	40,583	40,323
Receivables from collaborations	15,961	30,227
Interest reserve	3,000	—
Inventories	898	898
Prepaid expenses and other current assets	260	1,005
Deferred collaboration expense	751	719

Total current assets	79,877	87,419
Marketable securities	12,984	11,771
Furniture and equipment, net	1,537	1,929
Deferred collaboration expense	7,319	8,328
Other assets	6,695	—

Total assets	$108,412	$109,447

Liabilities and Stockholders’ Equity
Accounts payable	$5,012	$8,201
Accrued expenses	12,309	17,124
Interest payable	1,318	—
Deferred collaboration revenue	3,321	2,497

Total current liabilities	21,960	27,822
Deferred rent	151	178
Deferred collaboration revenue	14,695	15,944
Foreign currency derivative	2,340	—
Non-recourse notes payable	30,000	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock: 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: shares authorized — 95,000; shares issued and outstanding — 45,150 in 2011 and 44,959 in 2010	451	449
Additional paid-in capital	364,593	361,520
Accumulated other comprehensive income	92	106
Accumulated deficit	(325,870)	(296,572)

Total stockholders’ equity	39,266	65,503

Total liabilities and stockholders’ equity	$108,412	$109,447

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
Periods Ended June 30, 2011 (Consolidated) and 2010
(In thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	2011	2010	2011	2010
Revenues
Product sales	$—	$—	$—	$325
Royalties	—	—	—	711
Collaborative and other research and development	3,735	7,616	9,170	32,651

Total revenues	3,735	7,616	9,170	33,687
Expenses
Cost of products sold	—	—	—	86
Research and development	13,975	14,737	26,907	39,654
General and administrative	4,003	3,209	8,005	7,006

Total expenses	17,978	17,946	34,912	46,746

Loss from operations	(14,243)	(10,330)	(25,742)	(13,059)
Interest and other income	136	137	239	271
Interest expense	(1,166)	—	(1,455)	—
Loss on foreign currency derivative	(998)	—	(2,340)	—

Net loss	$(16,271)	$(10,193)	$(29,298)	$(12,788)

Basic and diluted net loss per common share	$(0.36)	$(0.23)	$(0.65)	$(0.29)

Weighted average shares outstanding	45,111	44,517	45,063	44,222
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 (Consolidated) and 2010
(In thousands)
(Unaudited)

	2011	2010
Operating activities
Net loss	$(29,298)	$(12,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	445	789
Stock-based compensation expense	2,728	3,566
Amortization of debt issuance costs	137	—
Change in fair value of foreign currency derivative	2,340	—
Changes in operating assets and liabilities:
Receivables from collaborations	14,266	13,191
Inventories	—	5,374
Prepaid expenses and other current assets	745	(365)
Deferred collaboration expense	977	155
Accounts payable and accrued expenses	(8,004)	(22,155)
Interest payable	1,318	—
Interest reserve	(3,000)	—
Deferred rent	(27)	(26)
Deferred collaboration revenue	(425)	(1,248)

Net cash used in operating activities	(17,798)	(13,507)
Investing activities
Acquisitions of furniture and equipment	(53)	(247)
Change in restricted cash	(791)	—
Purchases of marketable securities	(27,676)	(29,476)
Sales and maturities of marketable securities	26,189	15,561

Net cash used in investing activities	(2,331)	(14,162)
Financing activities
Exercise of stock options	238	480
Employee stock purchase plan sales	170	173
Purchases of treasury stock	(61)	(4)
Common stock issuance costs	(73)	(84)
Issuance of non-recourse notes payable	30,000	—
Debt issuance costs	(4,309)	—
Payment of foreign currency derivative collateral	(2,450)	—

Net cash provided by financing activities	23,515	565
Increase (decrease) in cash and cash equivalents	3,386	(27,104)
Cash and cash equivalents at beginning of period	13,622	41,125

Cash and cash equivalents at end of period	$17,008	$14,021

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
     The consolidated balance sheet as of June 30, 2011, the consolidated statement of operations for the three and six months ended June 30, 2011, the consolidated statement of cash flows for the six months ended June 30, 2011, the statement of operations for the three and six months ended June 30, 2010 and the statement of cash flows for the six months ended June 30, 2010 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments.
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
Reclassifications
      Certain amounts in the balance sheet as of December 31, 2010 have been reclassified to conform to the presentation for 2011.
Cash and Cash Equivalents
     The Company generally considers cash equivalents to be all cash held in commercial checking accounts, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase.
Restricted Cash
     Restricted cash as of June 30, 2011 includes $0.8 million in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for payment of principal and interest on the PhaRMA Notes (defined in Note 5) and $0.6 million the Company is required to maintain in an interest bearing money market account to serve as collateral for a corporate card program.
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
     The Company classifies all of its marketable securities as available-for-sale. Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its securities available-for-sale for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At June 30, 2011, the Company believes that the costs of its securities are recoverable in all material respects.
     The following table summarizes the fair value of the Company’s securities by type at June 30, 2011. The estimated fair value of the Company’s securities was based on independent quoted market prices and represents the highest priority of Level 1 in the fair value hierarchy as defined in generally accepted accounting principles. Amounts are in thousands.

			Gross	Gross	Estimated
	Amortized	Accrued	Unrealized	Unrealized	Fair
	Cost	Interest	Gains	Losses	Value
U.S. Treasury securities	$7,499	$20	$20	$—	$7,539
Obligations of U.S. government agencies	5,011	29	3	—	5,043
Corporate debt securities	14,189	145	42	(4)	14,372
Commercial paper	18,126	7	12	—	18,145
Asset backed securities	1,172	—	2	—	1,174
Certificates of deposit	1,000	8	1	—	1,009
Municipal obligations	6,218	50	20	(3)	6,285

Total marketable securities	$53,215	$259	$100	$(7)	$53,567

     The following table summarizes the scheduled maturity for the Company’s securities available-for-sale at June 30, 2011. Amounts are in thousands.

2011
Maturing in one year or less	$40,583
Maturing after one year through two years	10,658
Maturing after two years	2,326

Total marketable securities	$53,567

Receivables from Collaborations
     Receivables are recorded for amounts due to the Company related to reimbursable research and development costs. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At June 30, 2011, the Company had the following receivables from collaborations. Amounts are in thousands.

	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$2,819	$13,012	$15,831
Other	130	—	130

Total	$2,949	$13,012	$15,961

     Included in unbilled receivables from the U.S. Department of Health and Human Services (“HHS”) is $2.9 million related to indirect cost rate adjustments for calendar year 2010. This adjustment is calculated as the difference between the actual indirect costs incurred against the contract during a calendar year and the indirect costs that are invoiced at a provisional billing rate during the calendar year. Because this adjustment amount represents actual costs incurred in performance of the contract and the costs are allowable, reasonable, and allocable to the contract, the Company has recorded revenue accordingly. The Company’s calculations of its indirect cost rates are subject to an audit by the federal government.
     The audits for the years 2007, 2008 and 2009 were conducted in 2010 and no material amounts in excess of what the Company had accrued at the balance sheet date were determined to be disallowed. As discussed in Note 3, on February 24, 2011, HHS awarded the Company a $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir. In connection with negotiation of this contract modification, the Company made the business decision to settle on final indirect cost rates for years 2007, 2008 and 2009 and agreed to a reduction of approximately $1.1 million in amounts previously billed to HHS related to indirect cost rates. Accordingly, the Company reduced collaborative and other research and development revenues and receivables from collaborations by approximately $1.1 million at December 31, 2010. The Company received payment of $4.8 million for the indirect cost rate adjustments for the years 2007, 2008 and 2009 in the second quarter of 2011.
Patents and Licenses
     The Company seeks patent protection on all internally developed processes and products. All patent related costs are expensed to general and administrative expenses as incurred, as recoverability of such expenditures is uncertain.

Accrued Expenses
     The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of the balance sheet dates. Accrued expenses as of June 30, 2011 consisted primarily of development and clinical trial expenses payable to contract research organizations (“CROs”) in connection with the Company’s research and development programs.
Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had approximately $0.1 million of unrealized gains on its securities available-for-sale that are included in accumulated other comprehensive income at June 30, 2011.
     Other comprehensive loss for the periods ended June 30, 2011 and 2010 appear in the following table. Amounts are in thousands.

	Three Months		Six Months
	2011	2010	2011	2010
Net loss	$(16,271)	$(10,193)	$(29,298)	$(12,788)
Unrealized gain (loss) on securities available-for-sale	9	(14)	(14)	88

Other comprehensive loss	$(16,262)	$(10,207)	$(29,312)	$(12,700)

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
     Royalty revenue paid by Shionogi on their product sales is subject to returns. Peramivir is a newly introduced product and there is no historical experience that can be used to reasonably estimate product returns. Therefore, the Company defers recognition of royalty revenue when paid by Shionogi until the earlier of (1) a right of return no longer exists or (2) it has developed sufficient historical experience to estimate product returns. Royalty payments from Shionogi during the six months ended June 30, 2011 were approximately $0.8 million.
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

The Company recorded the following revenues from collaborations for the periods ended June 30, 2010 and 2009. Amounts are in thousands.

	Three Months		Six Months
	2011	2010	2011	2010
Product sales:
NT Pharma, Co., Ltd. (Hong Kong)	$—	$—	$—	$250
Other	—	—	—	75

Total product sales	—	—	—	325
Royalties:
Shionogi (Japan)	—	—	—	711

Total royalties	—	—	—	711
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	3,111	6,924	7,772	17,613
Shionogi (Japan)	296	296	592	13,375
Mundipharma (United Kingdom)	328	396	720	1,038
Green Cross (Korea)	—	—	—	625
Grants (United States)	—	—	86	—

Total collaborative and other research and development revenues	3,735	7,616	9,170	32,651

Total revenues	$3,735	$7,616	$9,170	$33,687

     In the first quarter of 2010, the Company recorded royalty revenue of approximately $0.7 million related to sales of RAPIACTA ® in Japan, and the royalties were paid to the Company by Shionogi in the second quarter of 2010. RAPIACTA ® received accelerated approval in Japan in January 2010 so it could be made available as a treatment option during the H1N1 pandemic. At the time of approval, RAPIACTA ® stability testing was ongoing and as a result, the product sold during early 2010 had a short shelf life. During the fourth quarter of 2010, in response to requests from customers to return RAPIACTA ® due to the shelf life reaching expiration, Shionogi chose to accept returns for substantially all of the $0.7 million of product shipped early in 2010 and submitted the returns to the Company for credit. Accordingly, the Company reversed the $0.7 million of royalty revenue recorded in the first quarter of 2010. See Note 3, Collaborative Agreements, for a further discussion of the Company’s relationship with Shionogi.
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
     At June 30, 2011, the Company had deferred collaboration expenses of approximately $8.0 million. Approximately $2.4 million of these deferred expenses were sub-license payments, paid to the Company’s academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from the Company’s commercial partners and are being expensed in proportion to the related revenue being recognized. The Company believes that this accounting treatment appropriately matches expenses with the associated revenue.
     The remaining $5.6 million of the deferred expenses relates to consideration provided to AECOM and IRL (collectively, the “Licensors”) in May 2010 for modifications made to the existing licensing agreement. Under the terms of the amendment, the Company issued consideration in the form of common stock and cash to the Licensors in exchange for a reduction in the percentage of certain future payments the Company receives from third-party sub-licensees that must be paid to the Licensors (see Note 3 for further information). Amortization of this deferred expense began in May 2010 and will end in September 2027, which is the expiration date for the last-to-expire patent covered by the agreement. The Company believes that this accounting treatment is reasonable and consistent with its collaboration accounting policies.

Interest Expense and Deferred Financing Costs
     Interest expense for the three and six months ended June 30, 2011 was $1.2 million and $1.5 million, respectively. Costs directly associated with the issuance of the non-recourse PhaRMA Notes (defined in Note 5) have been capitalized and are included in other non-current assets on the consolidated balance sheet. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $31,000 and $106,000 for the three and six months ended June 30, 2011.
Currency Hedge Agreement
     In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement (defined in Note 5) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement will not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in the Company’s statement of operations. In conjunction with establishing the Currency Hedge Agreement in March 2011, the Company recorded an initial mark to market loss of $1.5 million. Cumulative mark to market adjustments for the six months ended June 30, 2011 resulted in a $2.3 million loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of June 30, 2011, cash collateral of $2.5 million was posted, consisting of the initial mark to market loss of $1.5 million, margin funds of $0.4 million and a $0.6 million collateral call in June 2011.
Restructuring Activities
     During the fourth quarter of 2010, the Company announced a restructuring plan to consolidate core facilitates and outsource non-core activities. In connection with this plan, the Company recognized approximately $0.3 million in one-time termination benefits, of which the final payments of $0.1 million were paid in the six months ended June 30, 2011. Future costs under this plan are not expected to be material.
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
Recent Accounting Pronouncements
     The Accounting Standards Codification (“ASC”) includes guidance in ASC 605-25 related to the allocation of arrangement consideration to these multiple elements for purposes of revenue recognition when delivery of separate units of account occurs in different reporting periods. This guidance recently was modified by the final consensus reached on EITF 08-1 that was codified by ASU 2009-13. This change increases the likelihood that deliverables within an arrangement will be treated as separate units of accounting, ultimately leading to less revenue deferral for many arrangements. The change also modifies the manner in which transaction consideration is allocated to separately identified deliverables. The Company adopted this guidance effective January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on its financial statements.
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

Note 2 — Stock-Based Compensation
     As of June 30, 2011, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”), which was amended and restated in March 2011 and approved by the Company’s stockholders in May 2011, and the Employee Stock Purchase Plan (“ESPP”), which was amended and restated in March 2010 and approved by the Company’s stockholders in May 2010. In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Stock-based compensation expense of $2.7 million ($2.6 million of expense related to the Incentive Plan, $0.09 million of expense related to the ESPP, and $0.05 million of expense related to the inducement grant) was recognized during the first six months of 2011, while $3.6 million ($3.4 million of expense related to the Incentive Plan, $0.08 million of expense related to the ESPP, and $0.08 million of expense related to the inducement grant) was recognized during the first six months of 2010.
     There was approximately $8.5 million of total unrecognized compensation cost related to non-vested stock option awards and restricted stock awards granted by the Company as of June 30, 2011. That cost is expected to be recognized as follows: $1.7 million in 2011, $2.9 million in 2012, $2.5 million in 2013, $1.2 million in 2014 and $0.2 million in 2015.
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
     Related activity under the Incentive Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance December 31, 2010	1,858,044	6,801,542	$6.66
Stock option plan amendment	1,600,000	—	—
Restricted stock awards granted	(186,141)	—	—
Restricted stock awards cancelled	750
Stock option awards granted	(1,416,435)	1,416,435	4.13
Stock option awards exercised	—	(160,232)	1.64
Stock option awards cancelled	225,325	(225,325)	6.64

Balance June 30, 2011	2,081,543	7,832,420	$6.31

     For stock option awards granted under the Incentive Plan during the six three months of 2011 and 2010, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of these awards granted during the six months of 2011 and 2010 was $2.75 and $4.69, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following summarizes the key assumptions used by the Company to value the stock option awards granted during the first six months of 2011 and 2010. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
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
Employee Stock Purchase Plan
     The Company has reserved a total of 825,000 shares of common stock to be purchased under the ESPP, of which 181,538 shares remain available for purchase at June 30, 2011. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. The Company issued 48,627 shares during the first six months of 2011 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.
Stock Inducement Grant
     In March 2007, the Company’s Board of Directors approved a stock inducement grant of 110,000 stock option awards and 10,000 restricted stock awards to recruit a new employee to a key position within the Company. The stock option awards were granted in April 2007 with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The stock option awards have contractual terms of 10 years. The vesting exercise provisions of both the stock option awards and the restricted stock awards granted under the inducement grant are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the respective agreements. The weighted average grant date fair value of these stock option awards was $5.25 per share. The exercise price of the stock option awards and the grant date fair value per share of the restricted stock awards granted under the inducement grant was $8.20. As of June 30, 2011, all of the shares granted under the restricted stock awards have vested.
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
     The Company deferred revenue recognition of the $14.0 million up-front payment that was initially received from Shionogi. This deferred revenue began to be amortized to revenue in April 2007 and will continue through December 2018. In December 2007, the Company received a $7.0 million milestone payment from Shionogi for its initiation of a Phase 2 clinical trial with i.v. peramivir. In November 2009, the Company received a second $7.0 million milestone payment from Shionogi for its filing of a NDA in Japan to seek regulatory approval for i.v. peramivir.

     In January 2010, Shionogi received marketing and manufacturing approval for i.v. peramivir in Japan, and the Company received a third and final regulatory milestone payment of $7.0 million in January 2010 as a result of this approval. Shionogi has commercially launched peramivir under the commercial name RAPIACTA ® in Japan.
     Green Cross Corporation (“Green Cross”). In June 2006, the Company entered into an agreement with Green Cross to develop and commercialize peramivir in Korea. Under the terms of the agreement, Green Cross will be responsible for all development, regulatory, and commercialization costs in Korea. The Company received a one-time license fee of $0.3 million. The agreement also provides for relatively insignificant future milestone payments. The license also provides that the Company will share in profits resulting from the sale of peramivir in Korea, including the sale of peramivir to the Korean government for stockpiling purposes. Furthermore, Green Cross will pay the Company a premium over its cost to supply peramivir for development and any future marketing of peramivir products in Korea. Both parties have the right to terminate in the event of an uncured material breach. In the event of termination all rights, data, materials, products and other information would be transferred to the Company. The Company deferred revenue recognition of the up-front payment that was received from Green Cross. This deferred revenue began to be amortized to revenue in August 2006 and continued through November 2009.
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
     The Company deferred revenue recognition of the $10.0 million up-front payment that was received from Mundipharma in February 2006. This deferred revenue began to be amortized to revenue in February 2006 and will end in October 2017, which is the date of expiration for the last-to-expire patent covered by the agreement. The costs reimbursed by Mundipharma for the current and planned trials of forodesine were recorded as revenue when the expense was incurred up to the $10.0 million limit stipulated in the agreement.
     The Company is currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine. The Company does not believe that it is responsible for any of the disputed amounts and, accordingly, has not accrued any obligation as of June 30, 2011. The Company is engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to the Company is estimated to be approximately €1,665,110 (or approximately $2.4 million based on the exchange rate on June 30, 2011).
     The Company has explored the interest level of potential partners as a possible path forward for the future development of forodesine in the U.S. Absent a U.S. partner, the Company does not plan to fund additional studies of forodesine. The Company shared this information with Mundipharma, along with its decision not to continue further development of forodesine in the U.S. Mundipharma has expressed disappointment regarding the development of forodesine and this outcome. On February 21, 2011, the Company received a letter from Mundipharma’s legal counsel notifying it that they intended to utilize the dispute resolution provisions of the Company’s agreement with them, which includes meetings of senior management and the later possibility of arbitration. No amounts have been accrued regarding this matter.
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
     University of Alabama Birmingham (“UAB”). The Company currently has agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for the Company in return for research payments and license fees. UAB has granted the Company certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with the Company. The Company has agreed to pay single digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. The Company has completed the research under the UAB agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by the Company upon three months notice and by UAB under certain circumstances. Upon termination each party shall cease using the other party’s proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between the Company and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi and Green Cross agreements, or commercializes products related to these programs, the Company will owe sublicense fees or royalties on amounts it receives.
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
In conjunction with establishing the Currency Hedge Agreement in March 2011, the Company recorded an initial mark to market loss of $1.5 million. Cumulative mark to market adjustments for the six months ended June 30, 2011 resulted in a $2.3 million loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of June 30, 2011, cash collateral of $2.5 million was posted, consisting of the initial mark to market loss of $1.5 million, margin funds of $0.4 million and a $0.6 million collateral call in June 2011. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations the Company has in connection with the PhaRMA Notes, the Company has the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $2.0 million termination fee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding future results, performance, or achievements of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K , Quarterly Reports on Form 10-Q and Current Reports on Form 8-K . See “Information Regarding Forward-Looking Statements.”
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
     On February 24, 2011, we announced that HHS had awarded us a $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brings the total award from HHS to $234.8 million and extends the contract term by 24 months through December 31, 2013, providing funding through completion of Phase 3 and the filing of an NDA to seek regulatory approval for i.v. peramivir in the U.S. Through June 30, 2011, approximately $165.4 million has been recognized as revenue under the contract with HHS to support activities related to the i.v. peramivir development program.
     This contract modification supports implementation of our proposed changes to study 301. The modifications to the study include:
•	Changing the primary efficacy analysis of the study to focus on a subset of approximately 160 patients not treated with neuraminidase inhibitors as standard of care, in order to provide the greatest opportunity to demonstrate a statistically significant peramivir treatment effect.

•	Increasing the total study target enrollment to 600 subjects from the current target of 445 subjects.

•	Adding at least 45 more clinical site locations in additional countries.
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
     Under the terms of the contract, if we determine the amount of peramivir API produced under the contract is in excess of what is necessary to complete the contract, we can acquire any excess peramivir API at cost to use for our own purposes. We believe that as a result of the manufacturing campaign described above, more peramivir API has been produced than is required to support U.S. regulatory approval. If we use any amount of excess API for our other contracts or activities, we will work with HHS to determine the appropriate acquisition process.

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
     In January 2010, Shionogi received marketing and manufacturing approval for i.v. peramivir in Japan, and we received a third and final regulatory milestone payment of $7.0 million that month as a result of this approval. We may receive future commercial event milestone payments of up to $95.0 million from Shionogi. Shionogi has commercially launched peramivir under the commercial name RAPIACTA ® in Japan. In October 2010, we announced that Shionogi had received approval of an additional indication for use of i.v. peramivir to treat children and infants with influenza in Japan.
     On March 9, 2011, we announced that JPR Royalty Sub LLC, our newly created wholly-owned subsidiary (the “Royalty Sub”), had completed a private placement to institutional investors of $30.0 million in aggregate principal amount of its PhaRMA Senior Secured 14.0% Notes due 2020 (the “PhaRMA Notes”). This private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The PhaRMA Notes, which are obligations of Royalty Sub, are secured by (i) Royalty Sub’s rights to receive royalty payments from Shionogi in respect of commercial sales of RAPIACTA ® in Japan and, if approved for commercial sale, Taiwan (the “Territory”), as well as future milestone payments payable by Shionogi under the Shionogi Agreement (as defined below) and all of Royalty Sub’s other assets, and (ii) a pledge by us of our equity interest in Royalty Sub.
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
     In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into the Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2014 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the US dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our earnings as a result. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of June 30, 2011 we provided funds of approximately $2.5 million in collateral to support our potential hedge obligations. Subject to certain obligations we have in connection with the PhaRMA Notes, we have the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $2.0 million termination fee.
     Green Cross. On August 16, 2010, we announced that our partner Green Cross Corporation (“Green Cross”) had received marketing and manufacturing approval from the Korean Food & Drug Administration for i.v. peramivir to treat patients with influenza A & B viruses, including pandemic H1N1 and avian influenza. Green Cross received the indication of single dose administration of 300 mg i.v. peramivir. Green Cross intends to launch peramivir under the commercial name PeramiFlu ® in Korea.
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
     On May 26, 2011, we presented positive data from our two completed, randomized, double-blind, placebo-controlled Phase 2 studies of BCRX4208 at the Annual European Congress of Rheumatology in London, U.K. The first poster reported efficacy findings from the Company’s Phase 2 study evaluating BCRX4208 alone and in combination with allopurinol. The poster concluded that that the combination of BCX4208 and allopurinol brought a larger proportion of gout patients to serum uric acid level below 6 mg/dL than allopurinol alone. There were no pharmacokinetic drug-drug interactions between BCX4208 and either allopurinol or its active metabolite, oxypurinol. The second poster pooled safety results from this combination study and the Company’s Phase 2 monotherapy study. The poster concluded that the adverse event profile was similar in recipients of BCX4208, allopurinol, placebo or both drugs combined; the most common adverse events being diarrhea and headache. The rate of infections was similar between BCX4208 alone and in combination with allopurinol compared to placebo. The combination of BCX4208 and allopurinol did not alter the safety profile compared with either agent administered alone.
     On December 22, 2010, we announced the initiation of a Phase 2b study of BCX4208 as add-on therapy in gout patients who have not responded to allopurinol therapy alone. This randomized, double-blind, dose-response 250-patient study is designed to evaluate the safety and efficacy of BCX4208 in combination with allopurinol in gout patients who have failed to reach the sUA objective of <6 mg/dL following treatment with allopurinol 300 mg alone. The primary endpoint of the study is the proportion of subjects with sUA <6 mg/dL at day 85. The study utilizes a parallel-group design, evaluating BCX4208 at doses of 5 mg, 10 mg, 20 mg, 40 mg and placebo administered once-daily for 12 weeks, in combination with allopurinol’s standard dose of 300 mg. The Company announced on May 26, 2011 that its ongoing Phase 2b study of BXC4208 as add-on therapy in gout patients who have not responded to allopurinol therapy alone is progressing well and that the Company has exceeded target enrollment and will report both full 12-week and partial 6-month data later this year. In addition, the ongoing Phase 2b study was amended to add an additional 3 months of treatment to further evaluate long-term safety.
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
      We are currently in dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine. We do not believe we are responsible for any of the disputed amounts and accordingly, have not accrued any obligation as of June 30, 2011. We are engaged in ongoing discussion to resolve this dispute. The maximum potential exposure to us is estimated to be approximately €1,665,110 (or approximately $2.4 million based on the exchange rate on June 30, 2011).
     We have explored the interest level of potential partners as a possible path forward for the future development of forodesine in the U.S. Absent a U.S. partner, we do not plan to fund additional studies of forodesine. We shared this information with Mundipharma, along with our decision not to continue further development of forodesine in the U.S. Mundipharma has expressed disappointment regarding the development of forodesine and this outcome. On February 21, 2011, we received a letter from Mundipharma’s legal counsel notifying us that they intended to utilize the dispute resolution provisions of our agreement with them, which includes meetings of senior management and the later possibility of arbitration. No amounts have been accrued regarding this matter.
Results of Operations (three months ended June 30, 2011 compared to the three months ended June 30, 2010)
     For the three months ended June 30, 2011, total revenues decreased to $3.7 million compared to $7.6 million for the three months ended June 30, 2010. This $3.9 million decrease was driven primarily by less revenue recognized under the contract with HHS for the continued development of i.v. peramivir, primarily due to the completion of two clinical studies and the realignment of existing clinical studies.
     Research and development (R&D) expenses decreased to $14.0 million for the second quarter of 2011 from $14.7 million in the same quarter of last year. The $0.7 million decrease was driven primarily by lower development costs associated with our peramivir development program and lower costs associated with our forodesine clinical programs, partially offset by higher development costs associated with the BCX4208 program for the treatment of gout.
     General and administrative (G&A) expenses increased to $4.0 million for the second quarter of 2011 compared to $3.2 million in the same quarter as last year, primarily resulting from the transition of the Company’s headquarters to Durham, North Carolina and consulting services relating to portfolio management and collaboration strategies.
     During the three months ended June 30, 2011, the Company recognized a $1.0 million mark to market loss on its Currency Hedge Agreement. In connection with the issuance by Royalty Sub of the PhaRMA Notes on March 9, 2011, the Company entered into a foreign currency hedge arrangement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The currency hedge does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in earnings.
     During the three months ended June 30, 2011, the Company incurred $1.2 million in interest expense related to the non-recourse notes payable issued on March 9, 2011 in conjunction with the financing transaction to monetize certain future royalty and milestone payments.

Results of Operations (six months ended June 30, 2011 compared to the six months ended June 30, 2010)
     For the six months ended June 30, 2011, total revenues decreased to $9.2 million compared to $33.7 million for the six months ended June 30, 2010. This $24.5 million decrease was driven primarily by the recognition during the six months ended June 30, 2010 of a $7.0 million milestone payment from Shionogi related to its achievement in obtaining marketing and manufacturing approval of i.v. peramivir in Japan and the sale of $6.4 million of peramivir API to collaborators Shionogi and Green Cross. Also contributing to the decrease in revenue from the prior year is a $9.7 million decrease in revenue from the contract with HHS for the continued development of i.v. peramivir, primarily resulting from the completion of two clinical studies and the realignment of existing clinical studies, plus the impact of a change in estimate discussed below.
     The decrease in revenue from the contract with HHS also reflects the impact of a change in estimate relating to a final cost reconciliation of a completed clinical study performed by a contract research organization (“CRO”) providing services on behalf of the Company. At the end of 2010, the Company estimated expenses related to this clinical study and the associated revenue the Company expected to receive from HHS, based on per patient cost experience from the initial recruitment in the study. Cost estimates used during the pendency of the study considered the ongoing influenza pandemic and the estimated costs of enrolling much sicker patients than originally expected. This resulted in a higher per patient cost than what was realized. Revisions to the estimated costs were based on the final cost reconciliation provided by the CRO in late March 2011 and resulted in a $3.0 million reduction of peramivir R&D expenses and a $3.6 million reduction to collaboration revenue during the three months ended March 31, 2011, resulting in a net impact of $0.6 million to net loss.
     Research and development (R&D) expenses decreased to $26.9 million for first half of 2011 from $39.7 million in the same period as last year. The $12.8 million decrease was driven by lower development costs associated with our peramivir development program and lower costs associated with our forodesine clinical programs, partially offset by higher development costs associated with the BCX4208 program for the treatment of gout. Additionally, peramivir costs during the six months ended June 30, 2010 included $6.3 million of manufacturing costs associated with peramivir API production for Shionogi and Green Cross.
     We group our R&D expenses into two major categories: direct external expenses and indirect R&D expenses. Direct external expenses consist of costs of outside parties to conduct laboratory studies, to develop manufacturing processes and manufacture the product candidate, to conduct and manage clinical trials and similar costs related to our clinical and preclinical studies. These costs are accumulated and tracked by program. All other R&D expenses are considered indirect R&D expenses and consist of costs to compensate personnel, to purchase lab supplies and services, to maintain our facility, equipment and overhead and similar costs of our research and development efforts. These costs apply to work on our clinical and preclinical candidates as well as our discovery research efforts. These costs have not been charged directly to each program historically because the number of product candidates and projects in research and development may vary from period to period and because we utilize internal resources across multiple projects at the same time and because we perform preclinical activities on molecules prior to their official designation as a project.
The following table summarizes our R&D expenses for the periods indicated. Amounts are in thousands.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Direct external R&D expenses by program:
PNP Inhibitor (forodesine)	$346	$1,174	$876	$3,675
Neuraminidase Inhibitor (peramivir)	2,655	4,547	5,293	19,608
PNP Inhibitor (4208)	4,900	2,383	8,118	3,913
Other	798	488	1,380	564
Indirect R&D expenses	5,276	6,145	11,240	11,894

Total R&D expenses	$13,975	$14,737	$26,907	$39,654

     General and administrative (G&A) expenses increased to $8.0 million for the first half of 2011 compared to $7.0 million in the same period as last year, primarily resulting from the transition of the Company’s headquarters to Durham, North Carolina and consulting services relating to portfolio management and collaboration strategies..
     During the six months ended June 30, 2011, the Company recognized a $2.3 million mark to market loss on its Currency Hedge Agreement. In connection with the issuance by Royalty Sub of the PhaRMA Notes on March 9, 2011, the Company entered into a foreign currency hedge arrangement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The currency hedge does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in earnings.
     During the six months ended June 30, 2011, the Company incurred $1.5 million in interest expense related to the non-recourse notes payable issued on March 9, 2011 in conjunction with the financing transaction to monetize certain future royalty and milestone payments.
Liquidity and Capital Resources
     Cash expenditures have exceeded revenues since our inception and we expect this to continue through the remainder of 2011. Our operations have principally been funded through public offerings and private placements of equity and cash from collaborative and other research and development agreements, including government contracts. On February 24, 2011, we announced that HHS had awarded us a $55.0 million contract modification intended to fund completion of the Phase 3 development of i.v. peramivir and on March 9, 2011, we completed a $30.0 million financing transaction to monetize certain future royalty and milestone payments. See Recent Corporate Highlights, Peramivir above for further discussion and details regarding the implication of these transactions.
     On June 28, 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to $70.0 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 became effective on July 13, 2011 and provides additional financial flexibility for the Company to sell shares as needed at any time. To date, no securities have been issued under this registration statement.
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
     At December 31, 2010, we had long-term operating lease obligations, which provide for annual aggregate minimum payments of $0.9 million in 2011, 2012 and 2013. These obligations include the future rental of our operating facilities.
     We plan to finance our needs principally from the following:
•	payments under our contract with HHS;

•	our existing capital resources;

•	payments under collaborative and licensing agreements with corporate partners; and

•	lease or loan financing and future public or private financing.
     As of June 30, 2011, we held cash, cash equivalents and securities of $72.0 million, an increase of $5.7 million as compared to December 31, 2010, primarily resulting from net proceeds of $23.0 million from the royalty monetization transaction and cash received from collaborations partially offset by monthly cash burn from operations and posting collateral related to the Currency Hedge Agreement. We expect that our cash utilization in 2011 will be approximately $35 million, excluding the impact of the royalty monetization. Our cash use will vary depending on clinical outcomes and could vary significantly from our expectations depending on the timing of our expenses and the related reimbursement from our collaborators.
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
     With the funds available at June 30, 2011 and future amounts that are expected to be received from HHS and our other collaborators, we believe that our resources are sufficient to fund our operations for at least the next 24 months. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.
     Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:
•	our ability to perform under the contract with HHS and receive reimbursement;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain drug candidates or a decision to build or expand internal development and commercial capabilities;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and evaluate drug candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our drug candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development of our drug candidates;

•	the scope of manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims; and

•	The posting of collateral to support our potential hedge obligation.
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
Off-Balance Sheet Arrangements
     As of June 30, 2011, we are not involved in any unconsolidated entities or off-balance sheet arrangements.
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
Foreign Currency Hedge Obligations of the Company
     In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, the Company may be required to pay a premium in the amount of $2.0 million in each year beginning in May 2014 and, provided the Currency Hedge Agreement remains in effect, continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. Additionally, the Company may be required to post cash for mark to market risk or pay significant premiums or a termination fee under the foreign Currency Hedge Agreement entered into by it in connection with the issuance by Royalty Sub of the PhaRMA Notes. In conjunction with establishing the hedge in March 2011, the Company was required to post cash collateral of $1.5 million reflecting the value of the initial mark to market adjustment at that time, margin funds of $0.4 million and a $0.6 million cash collateral call in June 2011.
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

     At June 30, 2011, we had deferred collaboration expenses of approximately $8.0 million. Approximately $2.4 million of these deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.
     The remaining $5.6 million of the deferred expenses relates to consideration provided to Licensors in May 2010 for modifications made to the existing licensing agreement. Under the terms of the amendment, we issued consideration in the form of common stock and cash to the Licensors in exchange for a reduction in the percentage of certain future payments we receive from third-party sub-licensees that must be paid to the Licensors. Amortization of this deferred expense began in May 2010 and will end in September 2027, which is the expiration date for the last-to-expire patent covered by the agreement. We believe that this accounting treatment is reasonable and consistent with our collaboration accounting policies.
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
     The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot be certain that any of our drug candidates will prove to be safe and effective or will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval. Data from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance. We, the FDA, or other regulatory authorities may suspend clinical trials at any time if we or they believe that the subjects participating in such trials are being exposed to unacceptable risks or if such regulatory agencies find deficiencies in the conduct of the trials or other problems with our products under development. Delays or rejections may be encountered based on additional governmental regulation, legislation, administrative action or changes in FDA or other regulatory policy during development or the review process. Other risks associated with our product development programs are described in our Annual Report on Form 10-K for the year ended December 31, 2010 as updated from time to time in our subsequent periodic reports and current reports filed with the SEC. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of completion of any of our product development programs and the period in which material net cash inflows from any of our product development programs will commence are unavailable.
Stock-Based Compensation
     All grants of stock option awards and restricted stock awards are recognized in our income statement based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term.
Foreign Currency Hedge
In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement will not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in the Company’s statement of operations. In conjunction with establishing the Currency Hedge Agreement in March 2011, the Company recorded an initial mark to market loss of $1.5 million. Cumulative mark to market adjustments for the six months ended June 30, 2011 resulted in a $2.3 million loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of June 30, 2011, cash collateral of $2.5 million was posted, consisting of the initial mark to market loss of $1.5 million, margin funds of $0.4 million and a $0.6 million collateral call in June 2011.
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
     As of June 30, 2011, the aggregate fair value of our non-recourse PhaRMA Notes was estimated at $30.0 million, which approximates the carrying value since the negotiated terms and conditions at the time of closing on March 9, 2011 were consistent with current market rates. The notes bear interest at a fixed rate of 14% per annum and therefore are subject to interest rate risk because the fixed interest rate may exceed current interest rates.
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
Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 during the six month period ended June 30, 2011.
Item 6. Exhibits
     See the Exhibit Index attached to this quarterly report and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of August, 2011.

BIOCRYST PHARMACEUTICALS, INC.
/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer

/s/ Robert S. Lowrey
Robert S. Lowrey
Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed June 17, 2002.

4.2	Amendment to Rights Agreement, dated as of August 5, 2007. Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q filed August 9, 2007.

4.3	Indenture, dated as of March 9, 2011 by and between JPR Royalty Sub LLC and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q filed May 6, 2011.

10.1&	Amended and Restated Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed May 17, 2011.

(10.2&)	Employment Letter Agreement between Thomas R. Staab II and BioCryst Pharmaceuticals, Inc., dated May 23, 2011. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 25, 2011.

10.3	At Market Issuance Sales Agreement, dated June 28, 2011, by and between BioCryst Pharmaceuticals, Inc. and McNicoll, Lewis & Vlak LLC. Incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed June 28, 2011 (File No. 333-175182).

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

( )	Filed herewith.

&	Management contracts.

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.