Form 10-Q
period 2011-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2011-11-03
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

Commission File Number 000-23186

BIOCRYST PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	62-1413174
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4505 Emperor Blvd., Suite 200 Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of November 1, 2011 was 45,213,369.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

BALANCE SHEETS

September 30, 2011 (Consolidated) and December 31, 2010

(In thousands, except per share data)

	2011	2010
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$22,441	$13,622
Restricted cash	625	625
Marketable securities	21,558	40,323
Receivables from collaborations	11,634	30,227
Interest reserve	1,742	—
Inventories	898	898
Prepaid expenses and other current assets	795	1,005
Deferred collaboration expense	753	719

Total current assets	60,446	87,419
Marketable securities	16,416	11,771
Furniture and equipment, net	1,353	1,929
Deferred collaboration expense	7,139	8,328
Other assets	7,157	—

Total assets	$92,511	$109,447

Liabilities and Stockholders’ Equity
Accounts payable	$3,583	$8,201
Accrued expenses	12,030	17,124
Interest payable	350	—
Deferred collaboration revenue	3,370	2,497

Total current liabilities	19,333	27,822
Deferred rent	138	178
Deferred collaboration revenue	14,072	15,944
Foreign currency derivative	2,926	—
Non-recourse notes payable	30,000	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock: 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value: shares authorized — 95,000; shares issued and outstanding — 45,195 in 2011 and 44,959 in 2010	452	449
Additional paid-in capital	365,868	361,520
Accumulated other comprehensive income	50	106
Accumulated deficit	(340,328)	(296,572)

Total stockholders’ equity	26,042	65,503

Total liabilities and stockholders’ equity	$92,511	$109,447

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

Periods Ended September 30, 2011 (Consolidated) and 2010

(In thousands, except per share data)

(Unaudited)

	Three Months		Nine Months
	2011	2010	2011	2010
Revenues
Product sales	$—	$—	$—	$325
Royalties	—	—	—	711
Collaborative and other research and development	5,249	12,000	14,419	44,651

Total revenues	5,249	12,000	14,419	45,687
Expenses
Cost of products sold	—	—	—	86
Research and development	14,772	19,197	41,687	58,851
General and administrative	3,282	3,793	11,277	10,799

Total expenses	18,054	22,990	52,964	69,736

Loss from operations	(12,805)	(10,990)	(38,545)	(24,049)
Interest and other income	92	126	329	397
Interest expense	(1,160)	—	(2,614)	—
Loss on foreign currency derivative	(586)	—	(2,926)	—

Net loss	$(14,459)	$(10,864)	$(43,756)	$(23,652)

Basic and diluted net loss per common share	$(0.32)	$(0.24)	$(0.97)	$(0.53)

Weighted average shares outstanding	45,178	44,884	45,103	44,445

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011 (Consolidated) and 2010

(In thousands)

(Unaudited)

	2011	2010
Operating activities
Net loss	$(43,756)	$(23,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	630	1,097
Stock-based compensation expense	3,872	4,994
Amortization of debt issuance costs	246	—
Change in fair value of foreign currency derivative	2,926	—
Changes in operating assets and liabilities:
Receivables from collaborations	18,593	8,158
Inventories	—	5,383
Prepaid expenses and other current assets	210	(131)
Deferred collaboration expense	1,155	335
Accounts payable and accrued expenses	(9,712)	(17,007)
Interest payable	350	—
Interest reserve	(1,742)	—
Deferred rent	(40)	(39)
Deferred collaboration revenue	(999)	(1,873)

Net cash used in operating activities	(28,267)	(22,735)
Investing activities
Acquisitions of furniture and equipment	(54)	(312)
Purchases of marketable securities	(36,768)	(50,094)
Sales and maturities of marketable securities	50,832	42,504

Net cash provided by (used in) investing activities	14,010	(7,902)
Financing activities
Exercise of stock options	240	492
Employee stock purchase plan sales	300	282
Purchases of treasury stock	(61)	(4)
Common stock issuance costs	(94)	(84)
Issuance of non-recourse notes payable	30,000	—
Debt issuance costs	(4,309)	—
Payment of foreign currency derivative collateral	(3,000)	—

Net cash provided by financing activities	23,076	686
Increase (decrease) in cash and cash equivalents	8,819	(29,951)
Cash and cash equivalents at beginning of period	13,622	41,125

Cash and cash equivalents at end of period	$22,441	$11,174

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

The consolidated balance sheet as of September 30, 2011, the consolidated statement of operations for the three and nine months ended September 30, 2011, the consolidated statement of cash flows for the nine months ended September 30, 2011, the statement of operations for the three and nine months ended September 30, 2010 and the statement of cash flows for the nine months ended September 30, 2010 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and have not been audited. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments.

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

Restricted Cash

Restricted cash as of September 30, 2011 includes $0.6 million the Company is required to maintain in an interest bearing money market account to serve as collateral for a corporate card program.

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

The Company classifies all of its marketable securities as available-for-sale. Unrealized gains and losses on securities available-for-sale are recognized in other comprehensive income, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its securities available-for-sale for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At September 30, 2011, the Company believes that the costs of its securities are recoverable in all material respects.

The following table summarizes the fair value of the Company’s securities by type at September 30, 2011. The estimated fair value of the Company’s securities was based on independent quoted market prices and represents the highest priority of Level 1 in the fair value hierarchy as defined in generally accepted accounting principles. Amounts are in thousands.

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$1,998	$2	$15	$—	$2,015
Obligations of U.S. government agencies	4,001	3	—	—	4,004
Corporate debt securities	11,468	91	16	(8)	11,567
Commercial paper	9,733	—	4	—	9,737
Asset backed securities	843	—	1	—	844
Certificates of deposit	1,000	8	—	—	1,008
Municipal obligations	8,711	66	26	(4)	8,799

Total marketable securities	$37,754	$170	$62	$(12)	$37,974

The following table summarizes the scheduled maturity for the Company’s securities available-for-sale at September 30, 2011. Amounts are in thousands.

2011
Maturing in one year or less	$21,558
Maturing after one year through two years	15,662
Maturing after two years	754

Total marketable securities	$37,974

Receivables from Collaborations

Receivables are recorded for amounts due to the Company related to reimbursable research and development costs. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At September 30, 2011, the Company had the following receivables from collaborations. Amounts are in thousands.

	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$4,949	$6,685	$11,634

During the third quarter of 2011 the Company received a payment of $2.9 million from the U.S. Department of Health and Human Services (“HHS”) related to indirect cost rate adjustments for calendar year 2010. This adjustment is calculated as the difference between the actual indirect costs incurred against the contract during a calendar year and the indirect costs that are invoiced at a provisional billing rate during the calendar year. Because this adjustment amount represents actual costs incurred in performance of the contract and the costs are allowable, reasonable, and allocable to the contract, the Company has recorded revenue accordingly. The Company’s calculations of its indirect cost rates are subject to an audit by the federal government.

The audits for the years 2007, 2008 and 2009 were conducted in 2010 and no material amounts in excess of what the Company had accrued as of December 31, 2010 were determined to be disallowed. As discussed in Note 3, on February 24, 2011, HHS awarded the Company a $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir. In connection with negotiation of this contract modification, the Company made the business decision to settle on final indirect cost rates for years 2007, 2008 and 2009 and agreed to a reduction of approximately $1.1 million in amounts previously billed to HHS related to indirect cost rates. Accordingly, the Company reduced collaborative and other research and development revenues and receivables from collaborations by approximately $1.1 million at December 31, 2010. The Company received payment of $4.8 million for the indirect cost rate adjustments for the years 2007, 2008 and 2009 in the second quarter of 2011.

Patents and Licenses

The Company seeks patent protection on all internally developed processes and products. All patent related costs are expensed to general and administrative expenses as incurred, as recoverability of such expenditures is uncertain.

Accrued Expenses

The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of the balance sheet dates. Accrued expenses as of September 30, 2011 consisted primarily of development and clinical trial expenses payable to contract research organizations (“CROs”) in connection with the Company’s research and development programs.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on securities available-for-sale and is disclosed as a separate component of stockholders’ equity. The Company had approximately $0.1 million of unrealized gains on its securities available-for-sale that are included in accumulated other comprehensive income at September 30, 2011.

Other comprehensive loss for the periods ended September 30, 2011 and 2010 appear in the following table. Amounts are in thousands.

	Three Months		Nine Months
	2011	2010	2011	2010
Net loss	$(14,459)	$(10,864)	$(43,756)	$(23,652)
Unrealized gain (loss) on securities available-for-sale	(42)	56	(56)	144

Other comprehensive loss	$(14,501)	$(10,808)	$(43,812)	$(23,508)

Revenue Recognition

The Company recognizes revenues from collaborative and other research and development arrangements, royalties and product sales.

Collaborative and Other Research and Development Arrangements and Royalties

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

Royalty revenue paid by Shionogi on their product sales is subject to returns. Peramivir is a newly introduced product and there is no historical experience that can be used to reasonably estimate product returns. Therefore, the Company defers recognition of royalty revenue when paid by Shionogi until the earlier of (1) a right of return no longer exists or (2) it has developed sufficient historical experience to estimate product returns. Royalty payments from Shionogi during the nine months ended September 30, 2011were approximately $0.8 million.

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

The Company recorded the following revenues from collaborations for the periods ended September 30, 2011 and 2010. Amounts are in thousands.

	Three Months		Nine Months
	2011	2010	2011	2010
Product sales:
NT Pharma, Co., Ltd. (Hong Kong)	$—	$—	$—	$250
Other	—	—	—	75

Total product sales	—	—	—	325
Royalties:
Shionogi (Japan)	—	—	—	711

Total royalties	—	—	—	711
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	4,614	11,167	12,387	28,780
Shionogi (Japan)	296	280	888	13,655
Mundipharma (United Kingdom)	339	422	1,058	1,460
Green Cross (Korea)	—	131	—	756
Grants (United States)	—	—	86	—

Total collaborative and other research and development revenues	5,249	12,000	14,419	44,651

Total revenues	$5,249	$12,000	$14,419	$45,687

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

At September 30, 2011, the Company had deferred collaboration expenses of approximately $7.9 million. Approximately $2.4 million of these deferred expenses were sub-license payments, paid to the Company’s academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from the Company’s commercial partners and are being expensed in proportion to the related revenue being recognized. The Company believes that this accounting treatment appropriately matches expenses with the associated revenue.

The remaining $5.5 million of the deferred expenses relates to consideration provided to AECOM and IRL (collectively, the “Licensors”) in May 2010 for modifications made to the existing licensing agreement. Under the terms of the amendment, the Company issued consideration in the form of common stock and cash to the Licensors in exchange for a reduction in the percentage of certain future payments the Company receives from third-party sub-licensees that must be paid to the Licensors (see Note 3 for further information). Amortization of this deferred expense began in May 2010 and will end in September 2027, which is the expiration date for the last-to-expire patent covered by the agreement. The Company believes that this accounting treatment is reasonable and consistent with its collaboration accounting policies.

Interest Expense and Deferred Financing Costs

Interest expense for the three and nine months ended September 30, 2011 was $1.2 million and $2.6 million, respectively. Costs directly associated with the issuance of the non-recourse PhaRMA Notes (defined in Note 5) have been capitalized and are included in other non-current assets on the consolidated balance sheet. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2011, respectively.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement (defined in Note 5) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in the Company’s statement of operations. In conjunction with establishing the Currency Hedge Agreement in March 2011, the Company recorded an initial mark to market loss of $1.5 million. Cumulative mark to market adjustments for the nine months ended September 30, 2011 resulted in a $2.9 million loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of September 30, 2011, cash collateral of $3.0 million was posted, consisting of the initial mark to market loss of $1.5 million, margin funds of $0.4 million and $1.1 million of collateral calls.

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

Note 2 — Stock-Based Compensation

As of September 30, 2011, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”), which was amended and restated in March 2011 and approved by the Company’s stockholders in May 2011, and the Employee Stock Purchase Plan (“ESPP”), which was amended and restated in March 2010 and approved by the Company’s stockholders in May 2010. In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Stock-based compensation expense of $3.9 million ($3.8 million of expense related to the Incentive Plan, $0.1 million of expense related to the ESPP, and $0.05 million of expense related to the inducement grant) was recognized during the first nine months of 2011, while $5.0 million ($4.8 million of expense related to the Incentive Plan, $0.1 million of expense related to the ESPP, and $0.01 million of expense related to the inducement grant) was recognized during the first nine months of 2010.

There was approximately $8.1 million of total unrecognized compensation cost related to non-vested stock option awards and restricted stock awards granted by the Company as of September 30, 2011. That cost is expected to be recognized as follows: $0.9 million during the remainder of 2011, $3.0 million in 2012, $2.6 million in 2013, $1.4 million in 2014 and $0.2 million in 2015.

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

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2010	1,858,044	6,801,542	$6.66
Stock option plan amendment	1,600,000	—	—
Restricted stock awards granted	(211,141)	—	—
Restricted stock awards cancelled	7,750	—	—
Stock option awards granted	(1,810,935)	1,810,935	3.98
Stock option awards exercised	—	(160,232)	1.64
Stock option awards cancelled	396,654	(396,654)	6.65

Balance September 30, 2011	1,840,372	8,055,591	$6.16

For stock option awards granted under the Incentive Plan during the first nine months of 2011 and 2010, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of these awards granted during the nine months of 2011 and 2010 was $2.75 and $4.66, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following summarizes the key assumptions used by the Company to value the stock option awards granted during the first nine months of 2011 and 2010. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents an average of the implied volatility on the Company’s publicly traded stock options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2011	2010
Expected Life in Years	5.5	5.5
Expected Volatility	80.4%	89.3%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.2%	2.4%

Employee Stock Purchase Plan

The Company has reserved a total of 825,000 shares of common stock to be purchased under the ESPP, of which 136,567 shares remain available for purchase at September 30, 2011. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3,000 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25,000 or more in any one calendar year. The Company issued 93,598 shares during the first nine months of 2011 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Stock Inducement Grant

In March 2007, the Company’s Board of Directors approved a stock inducement grant of 110,000 stock option awards and 10,000 restricted stock awards to recruit a new employee to a key position within the Company. The stock option awards were granted in April 2007 with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. The stock option awards have contractual terms of 10 years. The vesting exercise provisions of both the stock option awards and the restricted stock awards granted under the inducement grant are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the respective agreements. The weighted average grant date fair value of these stock option awards was $5.25 per share. The exercise price of the stock option awards and the grant date fair value per share of the restricted stock awards granted under the inducement grant was $8.20. As of September 30, 2011, all of the shares granted under the restricted stock awards have vested.

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

The Company deferred revenue recognition of the $14.0 million up-front payment that was initially received from Shionogi. This deferred revenue began to be amortized to revenue in April 2007 and will continue through December 2018 based on the terms of the agreement and products licensed. In December 2007, the Company received a $7.0 million milestone payment from Shionogi for its initiation of a Phase 2 clinical trial with i.v. peramivir. In November 2009, the Company received a second $7.0 million milestone payment from Shionogi for its filing of a NDA in Japan to seek regulatory approval for i.v. peramivir.

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

The Company is currently in a dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine. The Company does not believe that it is responsible for any of the disputed amounts and, accordingly, has not accrued any obligation as of September 30, 2011. The Company is engaged in ongoing discussions to resolve this dispute. The maximum potential exposure to the Company is estimated to be approximately €1,665,110 (or approximately $2 million based on the exchange rate on September 30, 2011).

The Company has explored the interest level of potential partners as a possible path forward for the future development of forodesine in the U.S. Absent a U.S. partner, the Company does not plan to fund additional studies of forodesine. The Company shared this information with Mundipharma, along with its decision not to continue further development of forodesine in the U.S. Mundipharma has expressed disappointment regarding the development of forodesine and this outcome. On February 21, 2011, the Company received a letter from Mundipharma’s legal counsel notifying it that they intended to utilize the dispute resolution provisions of the Company’s agreement with them, which includes meetings of senior management and the later possibility of arbitration. No amounts have been accrued regarding this matter. The first step in the dispute resolution process is negotiation between the parties. The dispute has not progressed beyond that initial step. The Company continues to make progress in the negotiations and hopes to resolve the dispute soon.

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

The Company recognizes the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The Company concluded at December 31, 2010 that it had one uncertain tax position pertaining to its research and development credit carryforwards. The Company has not yet conducted an in-depth study of its research and development credits. This study could result in an increase or decrease to the Company’s research and development credits. Until studies are conducted of the Company’s research and development credits, no amounts are being recorded as unrecognized tax benefits. Any future changes to the Company’s unrecognized tax benefits would be offset by an adjustment to the valuation allowance and there would be no impact on the Company’s financial statements.

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

Tax years 2006-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2006 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there have been no provisions or accruals for interest and penalties since the Company’s inception.

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

Non-Recourse Notes Payable

On March 9, 2011, Royalty Sub completed a private placement to institutional investors of $30.0 million in aggregate principal amount of its PhaRMA Senior Secured 14.0% Notes due 2020 (the “PhaRMA Notes”). The PhaRMA Notes were issued by Royalty Sub under an Indenture, dated as of March 9, 2011 (the “Indenture”), by and between Royalty Sub and U.S. Bank National Association, as Trustee. Principal and interest on the PhaRMA Notes issued are payable from, and are secured by, the rights to royalty and milestone payments under the Shionogi Agreement transferred by the Company to Royalty Sub and payments, if any, made to Royalty Sub under the Currency Hedge Agreement. Payments may also be made from the interest reserve account and certain other accounts established in accordance with the Indenture. Principal on the PhaRMA Notes is required to be paid in full by the final legal maturity date of December 1, 2020, unless the PhaRMA Notes are repaid, redeemed or repurchased earlier. The PhaRMA Notes are redeemable by Royalty Sub beginning March 9, 2012 as described below. The PhaRMA Notes bear interest at 14% per annum, payable annually in arrears on September 1st of each year, beginning on September 1, 2011 (the “Payment Date”). The Company remains entitled to receive any royalties and milestone payments related to sales of peramivir by Shionogi following repayment of the PhaRMA Notes. Prorated interest for the period March 9, 2011 through September 1, 2011 totaled $2.1 million. Payment of such interest was made with $0.8 million in royalty payments collected from Shionogi and a $1.3 million draw-down from the interest reserve account. As of September 30, 2011, $1.7 million remains in the interest reserve account for future interest payments.

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

In conjunction with establishing the Currency Hedge Agreement in March 2011, the Company recorded an initial mark to market loss of $1.5 million. Cumulative mark to market adjustments for the nine months ended September 30, 2011 resulted in a $2.9 million loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of September 30, 2011, cash collateral of $3.0 million was posted, consisting of the initial mark to market loss of $1.5 million, margin funds of $0.4 million and $1.1 million of collateral calls. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations the Company has in connection with the PhaRMA Notes, the Company has the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $2.0 million termination fee.

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

On February 24, 2011, we announced that HHS had awarded us a $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brings the total award from HHS to $234.8 million and extends the contract term by 24 months through December 31, 2013, providing funding through completion of Phase 3 and the filing of an NDA to seek regulatory approval for i.v. peramivir in the U.S. Through September 30, 2011, approximately $170.0 million has been recognized as revenue under the contract with HHS to support activities related to the i.v. peramivir development program.

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

Under the Indefinite Delivery Indefinite Quantity contract issued to us on November 3, 2009, the minimum and maximum quantities of i.v. peramivir that may have been ordered by HHS were 1,000 and 40,000 treatment courses, at the same unit price as the first order. We were also required to maintain the ability to manufacture additional courses for treatment or prophylaxis, dependent on the volume and size of anti-viral orders received from HHS. Based on the RFP, we initiated manufacture of approximately 130,000 courses of i.v. peramivir at a cost of approximately $10.0 million, so that we would have additional inventory available in advance of potential orders. In addition, we have sufficient quantities of API of i.v. peramivir available to produce up to 350,000 additional courses. This agreement expired on November 3, 2011.

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

On March 9, 2011, we announced that JPR Royalty Sub LLC, our newly created wholly-owned subsidiary (the “Royalty Sub”), had completed a private placement to institutional investors of $30.0 million in aggregate principal amount of its PhaRMA Senior Secured 14.0% Notes due 2020 (the “PhaRMA Notes”). This private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The PhaRMA Notes, which are obligations of Royalty Sub, are secured by (i) Royalty Sub’s rights to receive royalty payments from Shionogi in respect of commercial sales of RAPIACTA ® in Japan and, if approved for commercial sale, Taiwan (the “Territory”), as well as future milestone payments payable by Shionogi under the Shionogi Agreement and all of Royalty Sub’s other assets, and (ii) a pledge by us of our equity interest in Royalty Sub. See Note 5 – Royalty Monetization to the consolidated financial statements in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2011 for a further description of the terms and conditions of this financing transaction.

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

The actual time to reach completion of enrollment will depend on the prevalence and severity of influenza, as well as the ability of the more than 265 investigator sites to successfully enroll patients. We have activated over 50 additional clinical sites to support enrollment in the study. Sites in Europe, North America and India are prepared to enroll patients during the upcoming Northern Hemisphere flu season. A planned interim analysis to confirm or revise the study’s current enrollment target of 160 patients for the primary efficacy analysis population is expected to be conducted no later than mid-2012.

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

BCX4208

In September 2009, we announced the initiation of a clinical study of BCX4208 for the treatment of gout, which is caused by elevated levels of uric acid in blood. We believe that BCX4208 is a good candidate to control gout because data from a prior Phase 2 clinical trial of BCX4208 for psoriasis indicated a dose related reduction in uric acid that was sustained for the duration of drug exposure. Our initial gout clinical trial, Study 201 was a Phase 2, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of orally administered BCX4208 in subjects with gout. The trial contained two parts: part one, which was a parallel-group study of multiple doses of BCX4208 randomized against a placebo and part two, which was a sequential-group study of escalating doses of BCX4208, randomized against placebo.

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

On May 26, 2011, we presented positive data from our two completed, randomized, double-blind, placebo-controlled Phase 2 studies of BCRX4208 at the Annual European Congress of Rheumatology in London, U.K. The first poster reported efficacy findings from the Company’s Phase 2 study evaluating BCRX4208 alone and in combination with allopurinol. The poster concluded that the combination of BCX4208 and allopurinol brought a larger proportion of gout patients to serum uric acid level below 6 mg/dL than allopurinol alone. There were no pharmacokinetic drug-drug interactions between BCX4208 and either allopurinol or its active metabolite, oxypurinol. The second poster pooled safety results from this combination study and the Company’s Phase 2 monotherapy study. The poster concluded that the adverse event profile was similar in recipients of BCX4208, allopurinol, placebo or both drugs combined; the most common adverse events being diarrhea and headache. The rate of infections was similar between BCX4208 alone and in combination with allopurinol compared to placebo. The combination of BCX4208 and allopurinol did not alter the safety profile compared with either agent administered alone.

On December 22, 2010, we announced the initiation of a Phase 2b study of BCX4208 as add-on therapy in gout patients who have not responded to allopurinol therapy alone. On October 5, 2011, we announced positive top-line results from this Phase 2b study of BCX 4208 as an add-on therapy in gout patients who had failed to reach the clinically important serum acid (sUA) goal of <6 mg/dL on allopurinol alone. Detailed study findings will be shared during a late-breaker oral session at the American College of Rheumatology (ACR) meeting on November 8, 2011. The study randomized 279 patients to five study arms: BCX4208 at doses of 5 mg, 10 mg, 20 mg, 40 mg and placebo, administered once-daily for 12-weeks. Allopurinol 300 mg once-daily was administered in all study arms. The primary endpoint of the study was the proportion of patients with sUA <6 mg/dL at day 85.

The primary endpoint of the study was successfully achieved. When added to allopurinol 300 mg, BCX4208 was superior to allopurinol plus placebo (p=0.009 overall). BCX4208 doses evaluated in the study showed response rates ranging from 33% to 49%, compared to 18% for placebo.

Adding BCX4208 to allopurinol was generally safe and well-tolerated at all doses studied. Both the frequency and types of adverse events, including infections, were similar between the groups treated with BCX4208 and placebo. No opportunistic or unusual infections were reported in either the BCX4208 treated groups or placebo. As expected, a dose-dependent effect on lymphocyte counts was observed and this effect appeared to plateau within 12 weeks of treatment. No patients from the placebo, 5 mg or 10 mg cohorts discontinued study drug due to confirmed lymphocyte or CD4+ cell counts below certain pre-specified thresholds. Two patients were discontinued from the 20 mg group and eight patients from the 40 mg group due to pre-specified stopping rules based on CD4+ cell counts.

Over half of the patients originally randomized into this study continued treatment into a 3-month extension phase, totaling 6-months of uninterrupted BCX-4208 add-on treatment. We are also conducting a Phase 1 study to evaluate the metabolic profile of BCX 4208. Results from both of these studies are expected in January 2012.

We have also opened enrollment of patients into a 12-week Phase 2 study of BCX4208 in patients with gout and moderately impaired renal function.

On October 25, 2011 we announced that results from this Phase 2b study of BCX4208 have been accepted as a late-breaker oral presentation at the 2011 Annual Scientific Meeting of the American College of Rheumatology and the Association of Rheumatology Health Professionals (ACR/ARHP).

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

We are currently in a dispute with Mundipharma regarding the contractual obligations of the parties with respect to certain costs related to the manufacturing and development of forodesine. We do not believe we are responsible for any of the disputed amounts and accordingly, have not accrued any obligation as of September 30, 2011. We are engaged in ongoing discussions to resolve this dispute. The maximum potential exposure to us is estimated to be approximately €1,665,110 (or approximately $2 million based on the exchange rate on September 30, 2011).

We have explored the interest level of potential partners as a possible path forward for the future development of forodesine in the U.S. Absent a U.S. partner, we do not plan to fund additional studies of forodesine. We shared this information with Mundipharma, along with our decision not to continue further development of forodesine in the U.S. Mundipharma has expressed disappointment regarding the development of forodesine and this outcome. On February 21, 2011, we received a letter from Mundipharma’s legal counsel notifying us that they intended to utilize the dispute resolution provisions of our agreement with them, which includes meetings of senior management and the later possibility of arbitration. No amounts have been accrued regarding this matter. The first step in the dispute resolution process is negotiation between the parties. The dispute has not progressed beyond that initial step. We continue to make progress in the negotiations and hope to resolve the dispute soon.

Results of Operations (three months ended September 30, 2011 compared to the three months ended September 30, 2010)

For the three months ended September 30, 2011, total revenues decreased to $5.2 million compared to $12.0 million for the three months ended September 30, 2010. This $6.8 million decrease was driven primarily by less revenue recognized under the contract with HHS for the continued development of i.v. peramivir, primarily due to the completion of two clinical studies and the realignment of existing clinical studies.

Research and development (R&D) expenses decreased to $14.8 million for the third quarter of 2011 from $19.2 million in the same quarter of last year. The $4.4 million decrease was driven primarily by lower development costs associated with our peramivir development program and lower costs associated with our forodesine clinical programs associated with completion of clinical trials in 2010, partially offset by higher development costs associated with the BCX4208 program for the treatment of gout.

General and administrative (G&A) expenses decreased to $3.3 million for the third quarter of 2011 compared to $3.8 million in the same quarter as last year, primarily resulting from less consulting services in 2011 as compared the same period in the prior year.

During the three months ended September 30, 2011, the Company incurred $1.2 million in interest expense related to the issuance of the PhaRMA Notes on March 9, 2011 in conjunction with the financing transaction to monetize certain future royalty and milestone payments. In addition, the Company recognized a $0.6 million mark to market loss on its Currency Hedge Agreement associated with the issuance by Royalty Sub of the PhaRMA Notes. The Company entered into a foreign currency hedge arrangement to hedge changes in the value of the Japanese yen relative to the U.S. dollar. The currency hedge does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in earnings.

Results of Operations (nine months ended September 30, 2011 compared to the nine months ended September 30, 2010)

For the nine months ended September 30, 2011, total revenues decreased to $14.4 million compared to $45.7 million for the nine months ended September 30, 2010. This $31.3 million decrease was driven primarily by a decrease in revenue from the contract with HHS for the continued development of i.v. peramivir, primarily resulting from the completion of two clinical studies and the realignment of existing clinical studies, plus the impact of a change in estimate discussed below. In addition, the decrease also relates to a $7.0 million milestone payment from Shionogi related to its achievement in obtaining marketing and manufacturing approval of i.v. peramivir in Japan and the sale of $6.4 million of peramivir API to collaborators Shionogi and Green Cross, both of which occurred in 2010.

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

Research and development (R&D) expenses decreased to $41.7 million for nine months ended September 30, 2011 from $58.9 million in the same period as last year. The $17.2 million decrease was driven by lower development costs associated with our peramivir development program and lower costs associated with our forodesine clinical programs, partially offset by higher development costs associated with the BCX4208 program for the treatment of gout. Additionally, peramivir costs during the nine months ended September 30, 2010 included $6.3 million of manufacturing costs associated with peramivir API production for Shionogi and Green Cross.

We group our R&D expenses into two major categories: direct external expenses and indirect R&D expenses. Direct external expenses consist of costs of outside parties to conduct laboratory studies, to develop manufacturing processes and manufacture the product candidate, to conduct and manage clinical trials and similar costs related to our clinical and preclinical studies. These costs are accumulated and tracked by program. All other R&D expenses are considered indirect R&D expenses and consist of costs to compensate personnel, to purchase lab supplies and services, to maintain our facility, equipment and overhead and similar costs of our research and development efforts. These costs apply to work on our clinical and preclinical candidates as well as our discovery research efforts. These costs have not been charged directly to each program historically because the number of product candidates and projects in research and development may vary from period to period, because we utilize internal resources across multiple projects at the same time, and because we perform preclinical activities on molecules prior to their official designation as a project.

The following table summarizes our R&D expenses for the periods indicated. Amounts are in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Direct external R&D expenses by program:
PNP Inhibitor (forodesine)	$373	$1,402	$1,249	$5,077
Neuraminidase Inhibitor (peramivir)	3,907	8,906	9,200	28,514
PNP Inhibitor (4208)	4,114	3,165	12,232	7,077
Other	965	422	2,345	981
Indirect R&D expenses	5,413	5,302	16,661	17,202

Total R&D expenses	$14,772	$19,197	$41,687	$58,851

General and administrative (G&A) expenses increased to $11.3 million for the nine months ended September 30, 2011 compared to $10.8 million in the same period as last year, primarily resulting from the transition of the Company’s headquarters to Durham, North Carolina and consulting services relating to portfolio management and collaboration strategies.

During the nine months ended September 30, 2011, the Company incurred $2.6 million in interest expense related to the issuance of the PhaRMA notes on March 9, 2011. In addition, the Company recognized a $2.9 million mark to market loss on its Currency Hedge Agreement associated with the issuance by Royalty Sub of the PhaRMA Notes . The Company entered into the foreign currency hedge arrangement to hedge changes in the value of the Japanese yen relative to the U.S. dollar. The currency hedge does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in earnings.

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

We plan to finance our needs principally from the following:

•	payments under our contract with HHS;

•	our existing capital resources;

•	payments under collaborative and licensing agreements with corporate partners, including future collaborative or out-licensing initiatives; and

•	lease or loan financing and future public or private financing.

As of September 30, 2011, we held cash, cash equivalents and securities of $61.0 million, a decrease of $5.3 million as compared to December 31, 2010. The net proceeds of $23.0 million from the royalty monetization transaction and cash received from collaborations were, offset by monthly cash burn from operations and posting collateral related to the Currency Hedge Agreement. We expect that our operating cash utilization in 2011 will be approximately $35 million, which excludes the impact of the royalty monetization. Our cash use will vary depending on clinical outcomes and could vary significantly from our expectations depending on the timing of our expenses and the related reimbursement from our collaborators.

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

With the funds available at September 30, 2011 and future amounts that are expected to be received from HHS and our other collaborators, we believe that our resources are sufficient to fund our operations beyond fiscal 2012. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we are not involved in any unconsolidated entities or off-balance sheet arrangements.

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

Foreign Currency Hedge Obligations of the Company

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, the Company may be required to pay a premium in the amount of $2.0 million in each year beginning in May 2014 and, provided the Currency Hedge Agreement remains in effect, continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. Additionally, the Company may be required to post cash for mark to market risk or pay significant premiums or a termination fee under the foreign Currency Hedge Agreement entered into by it in connection with the issuance by Royalty Sub of the PhaRMA Notes. In conjunction with establishing the hedge in March 2011, the Company was required to post cash collateral of $1.5 million reflecting the value of the initial mark to market adjustment at that time, margin funds of $0.4 million. As of September 30, 2011, cash collateral of $3.0 million was posted, consisting of the initial mark to market loss of $1.5 million, margin funds of $0.4 million and $1.1 million of collateral calls.

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

At September 30, 2011, we had deferred collaboration expenses of approximately $7.9 million. Approximately $2.4 million of these deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

The remaining $5.5 million of the deferred expenses relates to consideration provided to Licensors in May 2010 for modifications made to the existing licensing agreement. Under the terms of the amendment, we issued consideration in the form of common stock and cash to the Licensors in exchange for a reduction in the percentage of certain future payments we receive from third-party sub-licensees that must be paid to the Licensors. Amortization of this deferred expense began in May 2010 and will end in September 2027, which is the expiration date for the last-to-expire patent covered by the agreement. We believe that this accounting treatment is reasonable and consistent with our collaboration accounting policies.

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

Foreign Currency Hedge

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement will not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in the Company’s statement of operations. In conjunction with establishing the Currency Hedge Agreement in March 2011, the Company recorded an initial mark to market loss of $1.5 million. Cumulative mark to market adjustments for the nine months ended September 30, 2011 resulted in a $2.9 million loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of September 30, 2011, cash collateral of $3.0 million was posted, consisting of the initial mark to market loss of $1.5 million, margin funds of $0.4 million and a $1.1 million of collateral calls.

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

As of September 30, 2011, the aggregate fair value of our non-recourse PhaRMA Notes was estimated at $30.0 million, which approximates the carrying value since the negotiated terms and conditions at the time of closing on March 9, 2011 were consistent with current market rates. The notes bear interest at a fixed rate of 14% per annum and therefore are subject to interest rate risk because the fixed interest rate may exceed current interest rates.

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

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception in 1986, we have not been profitable. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. To become profitable, we must successfully manufacture and develop drug product candidates, receive regulatory approval, and successfully commercialize or enter into profitable agreements with other parties. It could be several years, if ever, before we receive significant royalties from any current or future license agreements or revenues directly from product sales.

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

In contracting with HHS, we are subject to various U.S. government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or if we are found to be in violation could result in contract termination. U.S. government contracts typically contain extraordinary provisions which would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e., federal acquisition regulation clauses), and the ability to terminate for convenience. In addition, U.S. government contracts are subject to an in process review, where the U.S. government will review the project and will consider its options under the contract. As such, we may be at a disadvantage as compared to other commercial contracts. U.S. government contracts are also subject to audit and modification by the government at its sole discretion. If the government terminates its contract with us for its convenience or if we default by failing to perform in accordance with the contract schedule and terms, significant negative impact on our cash flows and operations could result.

Our contract with HHS has special contracting requirements, which create additional risks of reduction or loss of funding.

We have entered into a contract with HHS for the advanced development of our neuraminidase inhibitor, peramivir. In contracting with HHS, we are subject to various U.S. government contract requirements, including general clauses for a cost-reimbursement research and development contract. U.S. government contracts typically contain unfavorable termination provisions and are subject to audit, in process review and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:

•	terminate or reduce the scope of our contract; and

•	audit and object to our contract-related costs and fees, including allocated indirect costs.

The U.S. government may terminate its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit, if entitled to profit under the contract, on the work completed prior to termination. Termination for default provisions does not permit these recoveries.

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

There is no assurance that any non-U.S. partnerships that we have entered into or may enter into in the future for peramivir will result in any order for peramivir in those countries. There is no assurance that peramivir will be approved for emergency use or will achieve market approval in additional countries. In the event that any emergency use is granted, there is no assurance that any order by any non-U.S. partnership will be substantial or will be profitable to us. The sale of peramivir, emergency use or other use of peramivir in any country may create certain liabilities for us.

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

In addition, we currently store most of our preclinical and clinical data at our facility. Duplicate copies of most critical data are stored off-site in a bank vault. Any significant degradation or failure of our computer systems or vendor systems could cause us to inaccurately calculate or lose our data. Loss of data could result in significant delays in our drug development process and any system failure could harm our business and operations.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2011, the 52-week range of the market price of our stock was from $2.30 to $5.86 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of November, 2011.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer

/s/ Robert S. Lowrey
Robert S. Lowrey
Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed June 17, 2002.

4.2	Amendment to Rights Agreement, dated as of August 5, 2007. Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q filed August 9, 2007.

4.3	Indenture, dated as of March 9, 2011 by and between JPR Royalty Sub LLC and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q filed May 6, 2011.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

( )	Filed herewith.

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.