Form 10-Q
period 2012-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2012-05-08
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of April 30, 2012 was 49,170,217

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011

(In thousands, except per share data)

	2012 (Unaudited)	2011 (Note 1)
Assets
Cash and cash equivalents	$27,661	$16,444
Restricted cash	955	625
Investments	15,617	25,274
Receivables from collaborations	5,852	5,831
Interest reserve	1,742	1,742
Inventories	263	263
Prepaid expenses and other current assets	407	378
Deferred collaboration expense	452	2,301

Total current assets	52,949	52,858
Investments	13,067	15,382
Furniture and equipment, net	999	1,098
Deferred collaboration expense	5,336	5,437
Other assets	7,734	7,433

Total assets	$80,085	$82,208

Liabilities and Stockholders’ Equity
Accounts payable	$2,062	$2,497
Accrued expenses	9,253	12,616
Interest payable	2,450	1,400
Deferred collaboration revenue	2,400	9,786

Total current liabilities	16,165	26,299
Deferred collaboration revenue	6,808	7,103
Foreign currency derivative	3,962	4,000
Non-recourse notes payable	30,000	30,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $.01 par value: shares authorized — 95,000; shares issued and outstanding — 49,155 in 2012 and 45,662 in 2011	492	457
Additional paid-in capital	382,181	367,829
Accumulated other comprehensive income	49	40
Accumulated deficit	(359,572)	(353,520)

Total stockholders’ equity	23,150	14,806

Total liabilities and stockholders’ equity	$80,085	$82,208

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Periods Ended March 31, 2012 and 2011

(In thousands, except per share data—Unaudited)

		2012		2011
Revenues
Collaborative and other research and development		$12,221		$5,435

Total revenues		12,221		5,435
Expenses
Research and development		15,441		13,403
General and administrative		1,781		3,531

Total expenses		17,222		16,934

Loss from operations		(5,001)		(11,499)
Interest and other income		71		102
Interest expense		(1,160)		(288)
Gain (loss) on foreign currency derivative		38		(1,342)

Net loss		(6,052)		(13,027)

Basic and diluted net loss per common share	$(0.13)		$(0.29)
Weighted average shares outstanding	47,105		44,987

Unrealized gain (loss) on investments		9		(24)

Comprehensive loss		$(6,043)		$(13,051)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012 and 2011

(In thousands—Unaudited)

	2012	2011
Operating activities
Net loss	$(6,052)	$(13,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168	225
Stock-based compensation expense	1,044	1,467
Amortization of debt issuance costs	110	31
Change in fair value of foreign currency derivative	(38)	1,342
Changes in operating assets and liabilities:
Receivables from collaborations	(22)	4,165
Prepaid expenses and other current assets	15	329
Deferred collaboration expense	1,950	830
Accounts payable and accrued expenses	(2,792)	(6,322)
Interest payable	1,050	257
Interest reserve	—	(3,000)
Deferred collaboration revenue	(7,681)	(624)

Net cash used in operating activities	(12,248)	(14,327)
Investing activities
Acquisitions of furniture and equipment	(69)	(30)
Change in restricted cash	(330)	—
Purchases of investments	(3,666)	(4,491)
Sales and maturities of investments	15,605	12,280

Net cash provided by investing activities	11,540	7,759
Financing activities
Exercise of stock options	509	140
Employee stock purchase plan sales	148	170
Purchases of treasury stock	—	(61)
Sale of common stock, net	11,678	—
Issuance of non-recourse notes payable	—	25,939
Payment of foreign currency derivative collateral	(410)	(1,900)

Net cash provided by financing activities	11,925	24,288
Increase in cash and cash equivalents	11,217	17,720
Cash and cash equivalents at beginning of period	16,444	13,622

Cash and cash equivalents at end of period	$27,661	$31,342

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share amounts)

Note 1 — Significant Accounting Policies

The Company

BioCryst Pharmaceuticals, Inc. (the “Company”) is a biotechnology company that designs, optimizes and develops novel drugs that block key enzymes involved in the pathogenesis of disease related to therapeutic areas with unmet medical needs aligned with its capabilities and expertise. The Company was incorporated in Delaware in 1986 and its headquarters is located in Durham, North Carolina. Areas of interest for the Company are determined primarily by the scientific discoveries and the potential advantages that its experienced drug discovery group identifies, as well as by the associated potential commercial opportunity of those discoveries. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design.

Basis of Presentation

Beginning in March 2011, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, JPR Royalty Sub LLC (“Royalty Sub”). Royalty Sub was formed in connection with a $30,000 financing transaction the Company completed on March 9, 2011. See Note 4, Royalty Monetization, for a further description of this transaction. All intercompany transactions and balances have been eliminated.

The Company’s financial statements became consolidated beginning in March 2011 with the creation of Royalty Sub, and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments.

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2011 and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Reclassifications

In the fourth quarter of 2011, the Company changed its classification of patent costs. This change resulted in $471 of patent expenses to be reclassified from general and administrative expense to research and development expense for the three months ended March 31, 2011. This reclassification had no effect on previously reported operating expenses or net loss amounts. Certain other balance sheet amounts as of December 31, 2011 have been reclassified to conform to the 2012 presentation.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of March 31, 2012 includes $625 the Company is required to maintain in an interest bearing money market account to serve as collateral for a corporate credit card program and $330 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4).

Investments

The Company invests in high credit quality investments in accordance with its investment policy, which is designed to minimize the possibility of loss. The objective of the Company’s investment policy is to ensure the safety and preservation of invested funds, as well as maintaining liquidity sufficient to meet cash flow requirements. The Company places its excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of its credit exposure. Per its policy, the Company is able to invest in marketable debt securities that may consist of U.S. government and government agency securities, money market and mutual fund investments, municipal and corporate notes and bonds, commercial paper and asset or mortgage-backed securities, among others. The Company’s investment policy requires it to purchase high-quality marketable securities with a maximum individual maturity of three years and requires an average portfolio maturity of no more than two years. Some of the securities the Company invests in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company schedules its investments with maturities that coincide with expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, the Company does not believe it has a material exposure to interest rate risk arising from its investments. Generally, the Company’s investments are not collateralized. The Company has not realized any significant losses from its investments.

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At March 31, 2012, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs.

	March 31, 2012
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities	$1,998	$2	$10	$—	$2,010
Obligations of U.S. government and its agencies	4,705	1	—	(5)	4,701
Corporate debt securities	7,896	54	18	(1)	7,967
Commercial paper	3,647	—	1	—	3,648
Asset-backed securities	307	—	—	—	307
Certificate of deposit	800	1	—	—	801
Municipal obligations	9,164	60	26	—	9,250

Total investments	$28,517	$118	$55	$(6)	$28,684

	December 31, 2011
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities	$1,998	$2	$14	$—	$2,014
Obligations of U.S. government and its agencies	5,000	10	—	—	5,010
Corporate debt securities	10,924	80	15	(9)	11,010
Commercial paper	10,939	—	2	(1)	10,940
Asset-backed securities	611	—	—	—	611
Certificate of deposit	801	1	—	—	802
Municipal obligations	10,182	68	21	(2)	10,269

Total investments	$40,455	$161	$52	$(12)	$40,656

The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2012.

Maturing in one year or less	$15,617
Maturing after one year through two years	13,067

Total investments	$28,684

Receivables from Collaborations

Receivables are recorded for amounts due to the Company, primarily related to reimbursable research and development costs. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At March 31, 2012, the Company had the following receivables from collaborations.

	Billed	Unbilled	Total

U.S. Department of Health and Human Services	$903	$4,876	$5,779
Other	73	—	73

Total receivables from collaborations	$976	$4,876	$5,852

Monthly invoices are submitted to the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (“BARDA/HHS”) related to reimbursable research and development costs. The Company is also entitled to monthly reimbursement of indirect costs based on rates stipulated in the underlying contract. The Company’s calculations of its indirect cost rates are subject to audit by the federal government.

Inventory

At March 31, 2012 and December 31, 2011, the Company’s inventory consisted of peramivir finished goods inventory and supplies for the manufacture of peramivir. Inventory is stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company capitalizes subsequent costs related to the production of inventories.

During 2011, based on the annual variability of influenza, which impacts potential clinical and commercial demand and timing for peramivir administration, as well as the costs to store and maintain supplies; the Company decided for economic reasons to reduce its supplies inventory, resulting in a $635 charge in 2011. Upon disposal of this inventory in early January 2012, the supplies inventory and related reserve were reduced by $635.

The Company’s inventory consisted of the following as of March 31, 2012 and December 31, 2011:

	2012	2011

Supplies	$263	$898

Finished goods	3,980	3,980

Reserve for finished goods	(3,980)	(4,615)

Net inventories	$263	$263

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

Patents and Licenses

The Company seeks patent protection on all internally developed processes and products. All patent related costs are expensed to research and development expenses when incurred as recoverability of such expenditures is uncertain.

Accrued Expenses

The Company generally enters into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when it determines an obligation has been incurred, regardless of the timing of the invoice. We record liabilities under these contractual commitments when we determine an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with its applicable personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company not yet been invoiced or otherwise notified of actual cost. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to Clinical Research Organization (“CROs”) in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of our raw materials, drug substance and drug products; and

•	professional fees.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. If the Company does not identify costs that it has begun to incur or if it underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from estimates. Accrued expenses as of March 31, 2012 and December 31, 2011 included $6,983 and $8,622, respectively, of research and development costs.

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

Royalty revenue paid by Shionogi on their product sales is subject to returns. RAPIACTA® is a newly introduced product and there is not sufficient historical experience that can be used to reasonably estimate product returns. Therefore, the Company defers recognition of RAPIACTA royalty revenue from Shionogi until the earlier of (1) a right of return no longer exists or (2) the Company has developed sufficient historical experience to estimate product returns. RAPIACTA royalty payments received from Shionogi sales in 2011 were $1,216.

Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable. Any event payments received prior to satisfying these criteria are recorded as deferred revenue. Under the Company’s contract with BARDA/HHS, revenue is recognized as reimbursable direct and indirect costs are incurred.

Product Sales

Sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price was fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates.

The Company recorded the following revenues for the three months ended March 31, 2012 and 2011:

	2012	2011
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	$4,160	$4,665
Shionogi (Japan)	295	293
Mundipharma (United Kingdom)	7,766	391
Grants (United States)	—	86

Total revenues	$12,221	$5,435

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

Stock-Based Compensation

All share-based payments, including grants of stock option awards and restricted stock awards, are recognized in the Company’s Consolidated Statement of Comprehensive Loss based on their fair values. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The fair value of restricted stock awards is based on the grant date closing price of the common stock. Stock-based compensation cost is recognized as expense on a straight-line basis over the requisite service period of the award.

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended March 31, 2012 and 2011was $1,160 and $288, respectively, and relates to the issuance of the PhaRMA Notes (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other non-current assets on the consolidated balance sheet. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $110 and $31 for the three months ended March 31, 2012 and 2011, respectively.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement (defined in Note 4) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark-to-market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in a gain of $38 for the three months ended March 31, 2012 and a loss of $1,342 for the three months ended March 31, 2011. Mark-to-market adjustments are determined by a third party pricing model which uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on thresholds defined in the Currency Hedge Agreement. As of March 31, 2012, $3,890 of hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, outstanding warrants, and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011 does not include 9,379 and 8,071, respectively, of such potential common shares, as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Concentration of Market Risk

The Company’s primary source of revenue is reimbursement of peramivir development expenses, which was earned under the cost-plus-fixed-fee contract with BARDA/HHS. The Company relies on BARDA/HHS to reimburse predominantly all of the development costs for its peramivir program. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion or termination of this program/collaboration could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. The Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirement in U.S. GAAP and IFRS.” This ASU modifies the existing standards to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The Company adopted this guidance effective January 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this new ASU, an entity can elect to present items of net income, other comprehensive income and total comprehensive income in one continuous statement or in two separate, but consecutive statements. The Company adopted this guidance effective January 1, 2012.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This ASU does not affect the requirement to present items of net income, other comprehensive income and total comprehensive income in one continuous statement or in two separate, but consecutive statements.

Note 2 — Stock-Based Compensation

As of March 31, 2012, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”), which was amended and restated in March 2011 and approved by the Company’s stockholders in May 2011, and the Employee Stock Purchase Plan (“ESPP”), which was amended and restated in March 2010 and approved by the Company’s stockholders in May 2010. In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Stock-based compensation expense of $1,044 ($1,011 of expense related to the Incentive Plan and $33 of expense related to the ESPP) was recognized during the first three months of 2012, while $1,467 ($1,383 of expense related to the Incentive Plan, $47 of expense related to the ESPP, and $37 of expense related to the inducement grant) was recognized during the first three months of 2011.

There was approximately $10,925 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock awards granted by the Company as of March 31, 2012. That cost is expected to be recognized as follows: $3,004 during the remainder of 2012, $3,645 in 2013, $2,555 in 2014, $1,511 in 2015, and $210 in 2016.

Stock Incentive Plan

The Company grants stock option awards and restricted stock awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Prior to March 1, 2011, stock option awards granted to employees generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. Commencing March 1, 2011, stock option awards granted to employees generally vest 25% each year until fully vested after four years. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2011	2,009	7,858	$6.21
Restricted stock awards granted	(414)	—	—
Restricted stock awards cancelled	4	—	—
Stock option awards granted	(1,409)	1,409	4.80
Stock option awards exercised	—	(298)	1.67
Stock option awards cancelled	72	(72)	4.06

Balance March 31, 2012	262	8,897	$6.15

For stock option awards granted under the Incentive Plan during the first three months of 2012 and 2011, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first three months of 2012 and 2011 was $3.37 and $2.80, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first three months of 2012 and 2011. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2012	2011
Expected Life in Years	5.5	5.5
Expected Volatility	87.3%	80.1%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.9%	2.2%

Employee Stock Purchase Plan

The Company has reserved a total of 825 shares of common stock to be purchased under the ESPP, of which 84 shares remain available for purchase at March 31, 2012. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 52 shares during the first three months of 2012 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). In January 2007, BARDA/HHS awarded the Company a $102,661, four-year contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to extend the intravenous (“i.v.”) peramivir program by 12 months and to increase funding by $77,191. On February 24, 2011, the Company announced that BARDA/HHS had awarded it a $55,000 contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brings the total award from BARDA/HHS to $234,852 and extends the contract term by 24 months through December 31, 2013, providing funding through completion of Phase 3 and to support the filing of a new drug application (“NDA”) to seek regulatory approval for i.v. peramivir in the U.S.

The contract with BARDA/HHS is a cost-plus-fixed-fee contract. That is, the Company is entitled to receive reimbursement for all costs incurred in accordance with the contract provisions that are related to the development of peramivir plus a fixed fee, or profit. BARDA/HHS will make periodic assessments of progress and the continuation of the contract is based on the Company’s performance, the timeliness and quality of deliverables, and other factors. BARDA/HHS has rights under certain contract clauses to terminate this contract. The contract is terminable by BARDA/HHS at any time for breach or without cause.

Shionogi & Co., Ltd. (“Shionogi”). In March 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan. The Company developed peramivir under a license from UAB and will owe sublicense payments to UAB on any future milestone payments and/or royalties received by the Company from Shionogi. In October 2008, the Company and Shionogi amended the license agreement to expand the territory covered by the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase 3 clinical trial in Hong Kong. Shionogi has commercially launched peramivir under the commercial name RAPIACTA in Japan.

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

The Company deferred revenue recognition of the $10,000 up-front payment that was received from Mundipharma in February 2006 because the Company was involved in the continued development of forodesine. Amortization of this revenue commenced in February 2006 and was initially scheduled to end in October 2017, which is the date of expiration for the last-to-expire patent covered by the agreement. The Company also deferred revenue recognition of a $5,000 payment received from Mundipharma in connection with the initiation of a clinical trial in 2007. Amortization of this deferred revenue commenced in 2007 and was initially scheduled to end in October 2017. Under its agreement with AECOM/IRL, the Company paid sublicense payments related to these upfront cash payments received from Mundipharma. Expense recognition of these sublicense payments was deferred and recognized under the same term as the related deferred revenue.

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

The Amended and Restated Agreement is a multiple element arrangement for accounting purposes, in which the Company is required to deliver to Mundipharma both the worldwide rights to forodesine in the field of oncology and the transfer of product data and know-how to permit Mundipharma to develop and commercialize forodesine (the “Knowledge Transfer”). Without completion of the Knowledge Transfer, Mundipharma would not be able to develop and commercialize forodesine in the U.S. The Company accounted for these elements as a combined unit of accounting as they do not have stand-alone value to Mundipharma. The worldwide license rights were granted to Mundipharma on November 11, 2011. The Knowledge Transfer commenced in 2011 and was completed during the first quarter of 2012. Completion of the Knowledge Transfer concludes the Company’s obligations under the Amended and Restated Agreement and resulted in the recognition of the unamortized deferred revenue and expense of $7,766 and $1,864, respectively, in the Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2012. Recognition of these deferred amounts resulted in a $2,337 decrease in the Company’s deferred tax assets, with an equal reduction to the valuation allowance, resulting in no impact to net deferred tax assets.

Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. (“AECOM” and “IRL” respectively). In June 2000, the Company licensed a series of potent inhibitors of PNP from AECOM and IRL (collectively, the “Licensors”). The lead drug candidates from this collaboration are forodesine and BCX4208. The Company has obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, drug candidates that might arise from research on these inhibitors. The Company has the option to expand the Agreement to include other inventions in the field made by the investigators or employees of the Licensors. The Company agreed to use commercially reasonable efforts to develop these drugs. In addition, the Company has agreed to pay certain milestone payments for each licensed product (which range in the aggregate from $1,400 to almost $4,000 per indication) for future development of these inhibitors, single digit royalties on net sales of any resulting product made by the Company, and to share approximately one quarter of future payments received from other third-party partners, if any. In addition, the Company has agreed to pay annual license fees, which can range from $150 to $500, that are creditable against actual royalties and other payments due to the Licensors. This agreement may be terminated by the Company at any time by giving 60 days advance notice or in the event of material uncured breach by the Licensors.

In May 2010, the Company amended the license agreement through which the Company obtained worldwide exclusive rights to develop and ultimately distribute any drug candidates that might arise from research on a series of PNP inhibitors, including forodesine and BCX4208. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sublicensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments the Company may receive in the future under its license agreement dated February 1, 2006 with Mundipharma and (ii) royalties received from its sublicensees in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by the Company remains unchanged.

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

On November 17, 2011, the Company further amended its agreements with the Licensors whereby the Licensors agreed to accept a reduction of one-half in the percentage of Net Proceeds (as defined in the license agreement) received by the Company under its Amended and Restated Agreement with Mundipharma that will be paid to AECOM/IRL.

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

Emory University (“Emory”). In June 2000, the Company licensed intellectual property from Emory related to the hepatitis C polymerase target associated with hepatitis C viral infections. Under the original terms of the agreement, the research investigators from Emory provided the Company with materials and technical insight into the target. The Company has agreed to pay Emory single digit royalties on sales of any resulting product and to share in future payments received from other third party partners, if any. The Company can terminate this agreement at any time by giving 90 days advance notice. Upon termination, the Company will cease using the licensed technology.

Note 4— Royalty Monetization

Overview

On March 9, 2011, the Company completed a $30,000 financing transaction to monetize certain future royalty and milestone payments under its license agreement with Shionogi (the “Shionogi Agreement”), pursuant to which Shionogi licensed from the Company the rights to market peramivir in Japan and, if approved for commercial sale, Taiwan. The Company received net proceeds of $22,691 from the transaction after transaction costs of $4,309 and the establishment of a $3,000 interest reserve account by Royalty Sub, which will be available to help cover interest shortfalls in the future. As of March 31, 2012, $1,742 remains in the interest reserve account for future interest payments.

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

If the amounts available for payment on any Payment Date are insufficient to pay all of the interest due on a Payment Date, unless sufficient capital is contributed to Royalty Sub by the Company as permitted under the Indenture or the interest reserve account is available to make such payment, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. If such shortfall (and interest thereon) is not paid in full on or prior to the next succeeding Payment Date, an “Event of Default” as defined in the Indenture will occur.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of March 31, 2012, the aggregate fair value of the PhaRMA Notes approximate the carrying value of $30,000 since the stated rate and terms are representative of current rates and terms available to the Company. The fair value was determined by a quoted price in a not actively traded market representing Level 2 in the fair value hierarchy as defined by U.S. GAAP.

Beginning on March 9, 2012, the PhaRMA Notes became redeemable by Royalty Sub. Accordingly, the PhaRMA Notes are redeemable at the option of Royalty Sub at any time at a redemption price equal to the percentage of the outstanding principal balance of the PhaRMA Notes being redeemed specified below for the period in which the redemption occurs, plus accrued and unpaid interest through the redemption date on the PhaRMA Notes being redeemed:

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments for the three months ended March 31, 2012 resulted in a gain of $38 and a loss of $1,342 for the three months ended March 31, 2011. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of March 31, 2012, $3,890 was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations the Company has in connection with the PhaRMA Notes, the Company has the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and paying a $1,950 termination fee.

Note 5 — Stockholders’ Equity

In June 2011, the Company entered into an At Market Issuance Sales Agreement (the “Agreement”) with McNicoll, Lewis & Valak (“MLV”) pursuant to which the Company may issue and sell $70,000 in shares of its common stock at current market prices under a Form S-3 registration statement with MLV acting as the sales agent. Subject to the terms and conditions of the Agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instruction, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay MLV an aggregate commission rate of 2 % or 3% of the gross proceeds of the sales price per share of any common stock sold under the Agreement depending on the number of shares sold. On June 28, 2011, the Company filed a Registration Statement on Form S-3, which became effective on July 13, 2011, for the issuance and sale of up to $70,000 of equity or other securities. During the three months ended March 31, 2012, the Company sold an aggregate of 2,905 shares of common stock at an average per share price of $4.16 pursuant to the Agreement for net proceeds of $11,678.

On March 15, 2012, the Company issued 193 net shares of restricted common stock in lieu of a cash payment to employees as payment for their annual incentive award earned in 2011. The number of shares issued was based on the total value of the annual incentive earned in 2011 of $1,542, less $535 in withholding taxes paid in cash on the employees’ behalf, divided by the closing common stock price on March 15, 2012 of $5.23 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding future results, performance, or achievements of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See “Information Regarding Forward-Looking Statements.”

Cautionary Statement

The discussion herein contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. Forward-looking statements regarding our financial condition and our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP, as well as projections for the future. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Our revenues are difficult to predict and depend on numerous factors, including the prevalence and severity of influenza in regions for which peramivir has received regulatory approval as well as in those geographies that impact enrollment in our ongoing peramivir clinical trial. Furthermore, revenues related to our collaborative development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

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

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis, as situations change and regularly discuss financial events, policies, and issues with members of our audit committee and our independent registered public accounting firm. We routinely evaluate our estimates and policies regarding revenue recognition, administration, inventory and manufacturing, taxes, stock-based compensation, research and development, consulting and other expenses and any associated liabilities.

Recent Corporate Highlights

Peramivir and RAPIACTA® Royalty Monetization

We are currently enrolling patients in our final i.v. peramivir Phase 3 trial, clinical trial 301. If this clinical trial is successful, results may be used to support a New Drug Application (“NDA”) with the U.S. Food & Drug Administration (“FDA”). We intend to conduct a planned interim analysis, which will help guide us to a more informed target enrollment population and will include an assessment of futility. This analysis is expected to be completed following the 2012 Southern Hemisphere flu season. If the analysis shows an efficacy trend in favor of peramivir, it is expected the clinical trial would continue toward either the current enrollment target or a higher target of up to 320 patients, depending on the trend. If, however, the new enrollment target to reach statistical significance is predicted to exceed 320 patients, we would terminate the clinical trial and evaluate the data in hand. We plan to provide an update following the planned interim analysis.

                On March 9, 2011, we completed a $30.0 million non-recourse financing transaction designed to monetize certain future royalty and milestone payments under our license agreement with Shionogi, pursuant to which Shionogi licensed from us the rights to market peramivir (under the commercial name RAPIACTA) in Japan and, if approved for commercial sale, Taiwan. We formed JPR Royalty Sub LLC (“Royalty Sub”), a newly created wholly-owned subsidiary, which completed a private placement to institutional investors of $30.0 million in aggregate principal amount of PhaRMA Senior Secured 14.0% Notes. This private placement was exempt from registration under the Securities Act of 1933. The PhaRMA Notes, which are obligations of Royalty Sub, are secured by (i) Royalty Sub’s rights to receive royalty payments from Shionogi in respect of commercial sales of RAPIACTA in Japan and, if approved for commercial sale, Taiwan, as well as future milestone payments payable by Shionogi under the Shionogi Agreement and all of Royalty Sub’s other assets, and (ii) a pledge by us of our equity interest in Royalty Sub. Principal and interest on the PhaRMA Notes issued by Royalty Sub are payable from, and are secured by, the rights to royalty and milestone payments under the Shionogi Agreement. Principal on the PhaRMA Notes is required to be paid in full by the final legal maturity date of December 1, 2020, unless the PhaRMA Notes are repaid, redeemed or repurchased earlier. The PhaRMA Notes are redeemable by Royalty Sub beginning March 9, 2012 and bear interest at the rate of 14% per annum, payable annually in arrears on September 1st of each year, beginning on September 1, 2011. Royalty Sub’s obligations to pay principal and interest on the PhaRMA Notes are obligations solely of Royalty Sub and are without recourse to any other person, including us, except to the extent of our pledge of our equity interests in Royalty Sub in support of the PhaRMA Notes.

We received net proceeds of approximately $22.7 million after deducting transaction costs of $4.3 million and the establishment of a $3.0 million interest reserve account available to help cover future annual interest shortfalls. On September 1, 2012, $4.2 million of interest will be due and payable on the PhaRMA Notes. As of March 31, 2012, we estimate approximately $1.9 million has been accumulated from RAPIACTA sales since September 1, 2012. As March 31, 2012, approximately $1.7 million remains in the interest reserve account. Accordingly, we estimate approximately $0.6 million additional royalties will need to be derived from RAPIACTA sales in the quarter ending June 30, 2012 to satisfy the interest obligation on the PhaRMA Notes on September 1, 2012.

In association with the PhaRMA Notes, we entered into a “Currency Hedge Agreement” to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under this agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2014 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations we have in connection with the PhaRMA Notes, we have the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and paying a $2.0 million termination fee. In advance of the May 18, 2014 termination date, we have a limitation on the maximum hedge collateral of approximately $5.9 million. The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark-to-market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the three months ended March 31, 2012 resulted in a $37,588 hedge gain and we posted $3.9 million in collateral based on defined thresholds since the inception of the agreement. Our operating results will continue to be impacted by mark-to-market adjustments while the Currency Hedge Agreement remains in effect.

BCX4208

In April 2012, we held an End of Phase 2 meeting with the FDA regarding the BCX4208 gout program, which included discussions around the proposed Phase 3 program for the drug candidate’s continued development. It is anticipated that BCX4208 will be evaluated in Phase 3 testing as add-on treatment to the approved xanthine oxidase (“XO”) inhibitors, allopurinol or febuxostat, in gout patients who are not adequately responding to a XO inhibitor alone. The primary efficacy end point is expected to be the portion of patients with a serum uric acid (“sUA”) level that is < 6.0 mg/dL following six months of study drug administration. The proposed Phase 3 clinical trial plan anticipates enrollment of approximately 1,800 patients and 12 months of study drug exposure. We are incorporating advice received during this meeting into our Phase 3 plan and future development of BCX4208. In addition, we have also initiated the Scientific Advice Process with the European Medicines Agency (“EMA”) and expect feedback in the third quarter of this year. Once we receive EMA’s advice, we expect to finalize and submit consolidated trial protocols to regulatory bodies shortly thereafter.

On January 8, 2012, we reported positive long-term results from the extension phase of our randomized Phase 2b clinical trial of BCX4208 added to allopurinol in patients with gout who had failed to reach the sUA therapeutic goal of <6 mg/dL on allopurinol alone. The results of this 24-week, blinded safety extension confirmed that BCX4208 was generally safe and well-tolerated, and sustained sUA control over time. This longer-term safety profile of BCX4208 is consistent with the 12-week primary analysis results originally reported in October 2011. BCX4208 added to allopurinol was generally safe and well-tolerated at all doses studied, and responses to vaccines indicated healthy immune function. The types and rates of adverse events through 24 weeks, including infections, were similar between the groups treated with BCX4208 and placebo. No opportunistic or unusual infections were observed. The safety and efficacy data of BCX4208 at 12 weeks and through 24 weeks is sufficient to undertake end of Phase 2 interactions with regulatory authorities in the United States, European Union, and Japan to obtain guidance on the regulatory requirements to obtain approval to commercialize BCX4208 in those regions. Additionally, both sets of data allow us to continue out-licensing discussions with potential partners for the continued Phase 3 development of the drug candidate and eventual commercialization on a worldwide basis. We expect these regulatory and out-licensing discussions to occur in 2012; however, we cannot predict the ultimate outcome of these discussions or the specific timing thereof.

Forodesine

                On November 11, 2011, we entered into the Amended and Restated License and Development Agreement with Mundipharma, amending and restating the February 1, 2006 exclusive, royalty bearing Development and License Agreement for the development and commercialization of forodesine for use in the field of oncology. Under the terms of the Amended and Restated Agreement, Mundipharma obtained worldwide rights to forodesine, so they now control the worldwide development and commercialization of forodesine and assume all future development and commercialization costs. Amortization of deferred revenue and expense items associated with the initial agreement with Mundipharma ceased on November 11, 2011, when we were no longer responsible for the development of forodesine. Mundipharma also purchased from us certain drug substance for forodesine at a cost of approximately $0.9 million in December 2011. Additionally, on November 17, 2011, we further amended our agreements with AECOM/IRL whereby AECOM/IRL agreed to accept a reduction of one-half in the percentage of Net Proceeds (as defined in the license agreement) received by us under our Amended and Restated Agreement with Mundipharma.

The Amended and Restated Agreement is a multiple element arrangement for accounting purposes, in which we are required to deliver to Mundipharma both the worldwide rights to forodesine and the transfer of product data and know-how to permit Mundipharma to develop and commercialize forodesine (the “Knowledge Transfer”). Without completion of the Knowledge Transfer, Mundipharma will not be able to develop and commercialize forodesine in the U.S. We have accounted for these elements as a combined unit of accounting as neither one has stand-alone value to Mundipharma. The world-wide license rights were granted to Mundipharma on November 11, 2011. The Knowledge Transfer commenced in the fourth quarter of 2011 and was completed during the first quarter of 2012. Completion of the Knowledge Transfer concludes our obligations under the Amended and Restated Agreement and results in the recognition of the unamortized deferred revenue and expense of $7.8 million and $1.9 million, respectively, in our Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012. Recognition of these deferred amounts resulted in a $2.3 million decrease in our deferred tax assets, with an equal reduction to the valuation allowance, resulting in no impact to new deferred tax assets.

Preclinical Compounds

Our leading pre-clinical compounds include BCX4161, a potentially oral prophylactic drug for hereditary angioedema, and BCX5191, a novel adenine nucleoside analog targeting viral RNA polymerase for the potential treatment of hepatitis C. We are currently conducting 28-day Good Laboratory Practices (“GLP”) safety studies for both BCX5191 and BCX4161. Both programs remain on track to be ready for initiation of first-in-human trials before the end of 2012. In addition, we have started Phase 1 planning for each drug candidate.

In March 2012, we reported that we filed a suggestion with the United States Patent & Trademark Office (“USPTO”) to declare an interference to remedy the apparent error made by the USPTO when it issued U.S. Patent 8,119,607 to Biota Holdings Limited containing a claim that covers the structure of BCX5191, a BioCryst-discovered nucleoside analog hepatitis C viral RNA polymerase (NS5B) inhibitor. BioCryst’s patent application covering BCX5191 is PCT/US2008/050929, having an international filing date of January 11, 2008 and claiming priority to U.S. Provisional Application Number 60/880,278, dated January 12, 2007, was filed approximately 18 months prior to Biota’s application. At least with respect to the hepatitis C inhibitor BCX5191 discovered and being developed by BioCryst, the Company believes the Biota patent was improvidently granted by the USPTO.

Results of Operations (three months ended March 31, 2012 compared to the three months ended March 31, 2011)

For the three months ended March 31, 2012, total revenues increased to $12.2 million compared to $5.4 million for the three months ended March 31, 2011. Revenues in the first quarter of 2012 included the recognition of $7.8 million of previously deferred revenue associated with the Amended and Restated License and Development Agreement with Mundipharma. The recognition of this revenue and the related expense (noted below) did not impact the Company’s cash balance. The remaining first quarter 2012 revenue consisted of $4.1 million of reimbursement of collaborative expenses from BARDA/HHS, related to the continued development of i.v. peramivir, and $0.3 million associated with collaborative revenue amortization from other corporate partnerships. BARDA/HHS revenue decreased in the first quarter of 2012 related to a decline in reimbursable peramivir expenses as adjusted by continued development and ongoing 301 clinical trial activity compared to the prior year. Revenues in the first quarter of 2011 consists of $4.7 million of reimbursement of collaborative expenses from BARDA/HHS, related to the continued development of i.v. peramivir and $0.7 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development (R&D) expenses increased to $15.4 million for the first quarter of 2012 from $13.4 million in the same quarter of the prior year. Approximately $1.9 million of this increase resulted from the recognition of previously deferred expenses associated with the Amended and Restated License and Development Agreement with Mundipharma. The remaining 2012 R&D expenses compared with the prior year, reflect spending associated with our peramivir program described above, increased spending on our pre-clinical compounds (primarily-BCX 4161, a potentially oral prophylactic drug for hereditary angioedema and BCX5191, an adenine nucleoside for the potential treatment of hepatitis C), partially offset by lower development costs associated with our BCX4208 program for the treatment of gout due to the completion of certain Phase 2 studies. In connection with the Amended and Restated License and Development Agreement with Mundipharma, and the Knowledge Transfer that occurred in the first quarter of 2012, we should not incur any significant forodesine costs in the future.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended March 31,
	2012	2011
R&D expenses by program:
BCX4208	$2,522	$4,423
Peramivir	4,126	3,914
Forodesine	2,398	672
BCX4161	2,241	1,397
BCX5191	1,879	2
Other research, preclinical and development costs	2,275	2,995

Total R&D expenses	$15,441	$13,403

General and administrative expenses decreased to $1.8 million for the first quarter of 2012 compared to $3.5 million in the same quarter of the prior year. The decrease of $1.7 million is primarily the result of costs incurred in 2011 relating to the transition of our headquarters to Durham, North Carolina, as well as reductions in other administrative expenses during 2012.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction in March 2011increased to $1.2 million in the first quarter of 2012 compared to $0.3 million in the first quarter of 2011, due to recognizing a full quarter of interest expense in 2012 compared to a partial month in 2011. In addition, a mark-to-market gain of $37,588 was recognized in the first quarter of 2012 related to our foreign currency hedge, compared to a mark-to-market loss of $1.3 million in the same quarter in the prior year, resulting from changes in the U.S. dollar/Japanese yen exchange rate.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2012 operating expense to exceed our 2012 revenue. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including government contracts; and to a lesser extent, the PhaRMA Notes financing. On February 24, 2011, we announced that BARDA/HHS had awarded us a $55.0 million contract modification intended to fund completion of the Phase 3 development of i.v. peramivir, bringing the total award from BARDA/HHS to $234.8 million and extending the contract term by 24 months through December 2013. On March 9, 2011, we completed a $30.0 million non-recourse debt financing transaction designed to monetize certain future royalty and milestone payments under our license agreement with Shionogi. We received net proceeds from this transaction of approximately $22.7 million. Other sources of funding have included the following:

•	other collaborative and other research and development agreements;

•	government grants;

•	equipment lease financing;

•	facility leases;

•	research grants; and

•	interest income.

As of March 31, 2012, we had net working capital of $36.8 million, an increase of approximately $10.2 million from $26.6 million at December 31, 2011. The increase in working capital was principally due to $11.7 million in net proceeds derived from the sale of approximately 2.9 million shares of common stock through offerings of common stock under our At-the-Market financing facility under our Form S-3 shelf registration, partially offset by our normal operating expenses associated with the development of our drug candidates and $0.4 million in cash collateral posted against foreign currency losses. Our principal sources of liquidity at March 31, 2012 were approximately $27.7 million in cash and cash equivalents; approximately $28.7 million in investments considered available-for-sale; and approximately $5.9 million in BARDA/HHS receivables.

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

At December 31, 2011, we had long-term operating lease obligations, which provide for aggregate minimum payments of approximately $0.9 million in 2012, $1.0 million in 2013, $1.0 million in 2014 and $.3 million in 2015. These obligations include the future rental of our operating facilities.

We plan to finance our needs principally from the following:

•	payments under our contract with BARDA/HHS;

•	our existing capital resources and interest earned on that capital;

•	payments under collaborative and licensing agreements with corporate partners; and

•	lease or loan financing and future public or private equity financing.

As our clinical programs continue to progress and patient enrollment increases, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements and additional personnel resources and testing required for the continuing development of our drug candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount and timing of funding we receive from BARDA/HHS for peramivir, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our drug candidates, the progress and results of our current and proposed clinical trials for our most advanced drug candidates, the progress made in the manufacturing of our lead drug candidates and the progression of our other programs.

With the funds available at March 31, 2012, future amounts that are expected to be received from BARDA/HHS, and our other financing sources, we believe these resources will be sufficient to fund our operations at least through March 2013. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.

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

We expect that we will be required to raise additional capital to complete the development and commercialization of our current drug candidates and we may seek to raise capital at any time we deem market conditions to be favorable. Additional funding, whether through additional sales of equity or debt securities or collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and from the BARDA/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale-back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates as well as rate of reimbursement by BARDA/HHS of our peramivir expenses. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our drug candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our drug candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; and the level of required administrative support for our daily operations.

Off-Balance Sheet Arrangements

As of March 31, 2012, we are not involved in any unconsolidated entities or off-balance sheet arrangements.

Critical Accounting Policies

We have established various accounting policies that govern the application of U.S. GAAP, which were utilized in the preparation of our consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2011 Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

Accrued Expenses

We generally enter into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing, and services are completed over an extended period of time. We record liabilities under these contractual commitments when we determine an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

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

At March 31, 2012, we had deferred collaboration expenses of approximately $5.8 million. These deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners, and other consideration to our academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

We group our R&D expenses into two major categories: direct external expenses and indirect expenses. Direct expenses consist of costs of outside parties to conduct laboratory studies, to develop manufacturing processes and manufacture the product candidate, to conduct and manage clinical trials and similar costs related to our clinical and preclinical studies, as well as internal labor costs. These costs are accumulated and tracked by program. Indirect expenses consist of lab supplies and services, facility costs, equipment depreciation, overhead and other general research and development costs, as well as other internal costs. These costs apply to work on our clinical and preclinical candidates as well as our discovery research efforts. These costs have not been charged directly to each program historically because the number of product candidates and projects in research and development may vary from period to period and because we utilize internal resources across multiple projects at the same time.

Stock-Based Compensation

All share-based payments, including grants of stock option awards and restricted stock awards, are recognized in our Consolidated Statements of Comprehensive Loss based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term. We utilize the Black-Scholes option-pricing model to value our awards and recognize compensation expense on a straight-line basis over the vesting periods. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Significant management judgment is also required in determining estimates of future stock price volatility and forfeitures to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark-to-market adjustments will be recognized in our Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments for the three months ended March 31, 2102 resulted in a $37,588 gain. Mark-to-market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds and as of March 31, 2012, $3.9 million was posted under the agreement.

Tax

We account for uncertain tax positions in accordance with U.S. GAAP. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance against all potential tax assets, due to uncertainties in our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our non-recourse debt facility.

We invest in marketable securities in accordance with our investment policy. The objective of our investment policy is to ensure the safety and preservation of invested funds, as well as maintain liquidity sufficient to meet cash flow requirements. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

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

Foreign Currency Risk

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark-to-market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay a premium in the amount of $2.0 million in each year beginning in May 2014 and continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Progression of our drug products through the clinical development process is dependent upon our trials indicating that our drugs have adequate safety profiles and show positive therapeutic effects in the patients being treated by achieving pre-determined endpoints according to the trial protocols. Failure to achieve either of these could result in delays in our trials or even require the performance of additional unplanned trials. This could result in delays in the development of our product candidates and could result in significant unexpected costs.

If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations under our license agreements, our licensors may terminate our agreements with them and seek additional remedies.

If we fail to meet payment obligations, performance milestones relating to the timing of regulatory filings, or development and commercial diligence obligations, fail to make milestone payments in accordance with applicable provisions, or fail to pay the minimum annual payments under our respective licenses, our licensors may terminate the applicable license. As a result, our development of the respective product candidate or commercialization of the product would cease.

If we fail to obtain additional financing or acceptable partnership arrangements, we may be unable to complete the development and commercialization of our drug candidates or continue our research and development programs.

As our clinical programs continue to grow and patient enrollment increases, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our drug candidates, will consume significant capital resources. Our expenses, revenues and cash burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount of funding we receive from BARDA/HHS for peramivir, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our drug candidates, including BCX4208, the amount or profitability of any orders for peramivir by any government agency or other party, the progress and results of our current and proposed clinical trials for our most advanced drug products, the progress made in the manufacturing of our lead products and the progression of our other programs.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current drug candidates and we may seek to raise capital at any time we deem market conditions to be favorable. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and from any BARDA/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

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

In contracting with BARDA/HHS, we are subject to various U.S. government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or, if we are found to be in violation, could result in contract termination. U.S. government contracts typically contain extraordinary provisions which would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e., federal acquisition regulation clauses), and the ability to terminate without cause. In addition, U.S. government contracts are subject to an in process review, where the U.S. government will review the project and will consider its options under the contract. As such, we may be at a disadvantage as compared to other commercial contracts. U.S. government contracts are subject to audit and modification by the government at its sole discretion. If the government terminates its contract with us for its convenience or if we default by failing to perform in accordance with the contract schedule and terms, significant negative impact on our cash flows and operations could result.

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

We have licensed worldwide rights to forodesine to Mundipharma. In addition, we have established collaborative relationships with each of Shionogi and Green Cross for the development and commercialization of peramivir. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

•

the i.v. peramivir interim analysis may result in early termination of the clinical trial and subsequent evaluation of the clinical data may not show that peramivir is safe and effective, or the results may be insufficient for approval or any further stockpiling or other peramivir purchase;

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

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon third-party manufacturers to manufacture the materials required for our drug candidates and most of the preclinical and clinical quantities of our drug candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including but not limited to problems involving:

•	inconsistent production yields;

•	product liability claims;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes, such as the April 2011 earthquake in Japan, that could strike their facilities or have an effect on infrastructure;

•	potential impurities in our drug substance or drug products that could affect availability of product for our clinical trials or future commercialization;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance with regulations and specifications set forth by the FDA or other foreign regulatory agencies.

These contract manufacturers may not be able to manufacture the materials required or our drug candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third-party manufacturers have met our manufacturing requirements, but they may not continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval in accordance with the FDA’s cGMPs and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for the manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

If we are unable to enter into agreements with additional manufacturers on commercially reasonable terms, or if there is poor manufacturing performance on the part of any of our third-party manufacturers, we may not be able to complete development of, or market, our drug candidates.

Our raw materials, drug substances, and drug products are manufactured by a limited group of suppliers, including some at a single facility. If any of these suppliers were unable to produce these items, this could significantly impact our supply of drug candidate material for further preclinical testing and clinical trials.

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

Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub, is subject to numerous risks. Peramivir was first approved for marketing and manufacturing in Japan in October 2009 and has been offered for sale in Japan only since January 2010. As a result, there is very little sales history for peramivir in Japan, and there can be no assurance that peramivir will gain market acceptance in the Japanese market. In addition, Shionogi’s sales of peramivir are expected to be highly seasonal and vary significantly from year to year, and the market for products to treat or prevent influenza is highly competitive. Under our license agreement with Shionogi, Shionogi has control over the commercial process for peramivir in Japan and Taiwan. Royalty Sub’s ability to service the PhaRMA Notes may be adversely affected by, among other things, changes in or termination of our relationship with Shionogi, reimbursement, regulatory, manufacturing and/or intellectual property issues, product returns, product recalls, product liability claims and allegations of safety issues, as well as other factors. In the event that for any reason Royalty Sub is unable to service its obligations under the PhaRMA Notes or an event of default were to occur under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and exercise other remedies available to them under the indenture in respect of the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes and we might otherwise be adversely affected.

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

We may be required to pay significant premiums under the foreign currency hedge arrangement entered into by us in connection with the issuance of the PhaRMA Notes. In addition, because our potential obligations under the foreign currency hedge are marked to market, we may experience additional quarterly volatility in our operating results and cash flows attributable to the foreign currency hedge arrangement.

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a foreign currency hedge arrangement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the currency hedge arrangement, we may be required to pay a premium in the amount of $2.0 million in each year beginning in May 2014 and, provided the currency hedge arrangement remains in effect, continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the currency hedge arrangement) is such that the U.S. dollar is worth 100 yen or less. We will be required to mark-to-market our potential obligations under the currency hedge and post cash collateral, which may cause us to experience additional quarterly volatility in our operating results and cash flows as a result. Additionally, we may be required to pay significant premiums or a termination fee under the foreign currency hedge agreement entered into by us in connection with the issuance of the PhaRMA Notes. As of March 31, 2012, we have realized a foreign currency hedge gain of approximately $37,588 and posted cash collateral of approximately $3.9 million.

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

We and our partners are performing research on or developing products for the treatment of several disorders including T-cell mediated disorders (T-cell cancers and other autoimmune indications), CTCL, CLL, influenza, gout, hereditary angiodema, and hepatitis C. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai’s Targretin for CTCL and the current neuraminidase inhibitors marketed by GlaxoSmithKline plc and F. Hoffman-La Roche, Ltd. and Hoffman-La Roche, Inc. (collectively, “Roche”) for influenza. With respect to the neuraminidase inhibitors, these companies may develop i.v. formulations that could compete with peramivir. Further, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP, influenza, hepatitis C, and in other therapeutic areas where we have discovery efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

If we or our partners are unable or fail to adequately initiate, protect, defend or enforce our intellectual property rights in any area of commercial interest or in any part of the world where we wish to seek regulatory approval for our products, methods, processes and other technologies, the value of the drug candidates to produce revenue would diminish. Additionally, if our products, methods, processes, and other technologies or our commercial use of such products, processes, and other technologies, including but not limited to any trade name, trademark or commercial strategy infringe the proprietary rights of other parties, we could incur substantial costs. The USPTO and the patent offices of other jurisdictions have issued to us a number of patents for our various inventions and we have in-licensed several patents from various institutions. We have filed additional patent applications and provisional patent applications with the USPTO. We have filed a number of corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications, as appropriate. We have also filed certain trademark and trade name applications worldwide. We cannot assure you as to:

•	the degree and range of protection any patents will afford against competitors with similar products;

•	if and when patents will issue;

•	if patents do issue we cannot be sure that we will be able to adequately defend such patents and whether or not we will be able to adequately enforce such patents; or

•	whether or not others will obtain patents claiming aspects similar to those covered by our patent applications.

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

We may not be successful in our attempts to provoke the interference with respect to BCX 5191, or the interference may take longer than expected, be more costly or may not be resolved in our favor.

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

Our stock price has been, and is likely to continue to be highly volatile, which could result in the value of an investment declining significantly.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2012, the 52-week range of the market price of our stock was from $2.28 to $5.95 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

As of March 31, 2012, our current 5% and greater stockholders and their affiliates beneficially owned approximately 34% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	a merger or corporate combination with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

Future sales and issuances of securities may dilute the ownership interests of our current stockholders and cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of April 30, 2012, there were 49,170,127 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

In addition, on June 28, 2011, we filed with the SEC a shelf registration statement on Form S-3. This shelf registration statement has been declared effective and allows us to sell up to $70 million of securities, including common stock, preferred stock, depository shares, stock purchase contracts and warrants, from time to time at prices and on terms to be determined at the time of sale.

As of April 30, 2012, there were 9,273,367 stock options and shares of restricted stock outstanding and 257,933 shares available for issuance under our Amended and Restated Stock Incentive Plan and equity compensation grants outside such plan. The shares underlying existing stock options and restricted stock and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2012.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer

/s/ Robert S. Lowrey
Robert S. Lowrey
Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed June 17, 2002.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

( )	Filed herewith.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.