Form 10-Q
period 2012-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2012-08-08
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

Commission File Number 000-23186

BIOCRYST PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	62-1413174
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4505 Emperor Blvd., Suite 200 Durham, North Carolina	27003
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of July 31, 2012 was 50,493,786

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011

(In thousands, except per share data)

	2012	2011
	(Unaudited)
Assets
Cash and cash equivalents	$21,924	$16,444
Restricted cash	2,230	625
Investments	12,958	25,274
Receivables from collaborations	5,084	5,831
Interest reserve	1,742	1,742
Inventories	263	263
Prepaid expenses and other current assets	344	378
Deferred collaboration expense	519	2,301

Total current assets	45,064	52,858
Investments	16,351	15,382
Furniture and equipment, net	882	1,098
Deferred collaboration expense	5,235	5,437
Other assets	8,704	7,433

Total assets	$76,236	$82,208

Liabilities and Stockholders’ Equity
Accounts payable	$3,328	$2,497
Accrued expenses	8,206	12,616
Interest payable	3,500	1,400
Deferred collaboration revenue	4,072	9,786

Total current liabilities	19,106	26,299
Deferred collaboration revenue	6,512	7,103
Foreign currency derivative	4,959	4,000
Non-recourse notes payable	30,000	30,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $.01 par value: shares authorized — 95,000; shares issued and outstanding — 50,134 in 2012 and 45,662 in 2011	501	457
Additional paid-in capital	386,966	367,829
Accumulated other comprehensive income	40	40
Accumulated deficit	(371,848)	(353,520)

Total stockholders’ equity	15,659	14,806

Total liabilities and stockholders’ equity	$76,236	$82,208

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Periods Ended June 30, 2012 and 2011

(In thousands, except per share data-Unaudited)

		Three Months				Six Months
		2012		2011		2012		2011
Revenues
Collaborative and other research and development		$4,210		$3,735		$16,431		$9,170

Total revenues		4,210		3,735		16,431		9,170
Expenses
Research and development		12,777		14,442		28,302		27,941
General and administrative		1,609		3,536		3,306		6,971

Total expenses		14,386		17,978		31,608		34,912

Loss from operations		(10,176)		(14,243)		(15,177)		(25,742)
Interest and other income		57		136		128		239
Interest expense		(1,160)		(1,166)		(2,320)		(1,455)
Loss on foreign currency derivative		(997)		(998)		(959)		(2,340)

Net loss		(12,276)		(16,271)		(18,328)		(29,298)

Basic and diluted net loss per common share	$(0.25)		$(0.36)		$(0.38)		$(0.65)
Weighted average shares outstanding	49,218		45,111		48,161		45,063

Unrealized gain (loss) on investments		(9)		9		—		(14)

Comprehensive loss		$(12,285)		$(16,262)		$(18,328)		$(29,312)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012 and 2011

(In thousands-Unaudited)

	2012	2011
Operating activities
Net loss	$(18,328)	$(29,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	325	445
Stock-based compensation expense	2,178	2,728
Amortization of debt issuance costs	220	137
Change in fair value of foreign currency derivative	959	2,340
Changes in operating assets and liabilities:
Receivables from collaborations	747	14,266
Prepaid expenses and other current assets	105	745
Deferred collaboration expense	1,984	977
Accounts payable and accrued expenses	(2,575)	(8,031)
Interest payable	2,100	1,318
Interest reserve	—	(3,000)
Deferred collaboration revenue	(6,305)	(425)

Net cash used in operating activities	(18,590)	(17,798)
Investing activities
Acquisitions of furniture and equipment	(109)	(53)
Change in restricted cash	(1,605)	(791)
Purchases of investments	(14,534)	(27,676)
Sales and maturities of investments	25,811	26,189

Net cash provided by (used in) investing activities	9,563	(2,331)
Financing activities
Exercise of stock options	510	238
Employee stock purchase plan sales	148	170
Purchases of treasury stock	—	(61)
Sale of common stock, net	15,339	(73)
Issuance of non-recourse notes payable	—	25,691
Payment of foreign currency derivative collateral	(1,490)	(2,450)

Net cash provided by financing activities	14,507	23,515
Increase in cash and cash equivalents	5,480	3,386
Cash and cash equivalents at beginning of period	16,444	13,622

Cash and cash equivalents at end of period	$21,924	$17,008

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

Reclassifications

In the fourth quarter of 2011, the Company changed its classification of patent costs. This change resulted in $387 and $858 of patent expenses reclassified from general and administrative expense to research and development expense for the three months and six months ended June 30, 2011, respectively. Additionally, during the second quarter of 2012, the Company changed its classification of facilities costs and other costs directly related to its laboratory facility in Birmingham, Alabama from general and administrative expense to research and development expense. This change resulted in $80 and $176 of expenses being reclassified from general and administrative expense to research and development expense for the three months and six months ended June 30, 2011, respectively. These reclassifications had no effect on previously reported operating expenses or net loss amounts. Certain other balance sheet amounts as of December 31, 2011 have been reclassified to conform to the 2012 presentation.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of June 30, 2012 includes $300 ($625 as of December 31, 2011) the Company is required to maintain in an interest bearing money market account to serve as collateral for a corporate credit card program and $1,930 in royalty receipts paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4).

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At June 30, 2012, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These valuations are based on observable direct and indirect inputs, primarily quoted prices of similar, but not identical, instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. These fair values are obtained from independent pricing services which utilize Level 2 inputs.

	June 30, 2012
			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value
U.S. Treasury securities	$1,999	$2	$7	$—	$2,008
Obligations of U.S. government and its agencies	10,213	12	—	(3)	10,222
Corporate debt securities	6,872	34	15	—	6,921
Commercial paper	1,399	—	—	—	1,399
Certificate of deposit	800	—	—	—	800
Municipal obligations	7,895	43	21	—	7,959

Total investments	$29,178	$91	$43	$(3)	$29,309

	December 31, 2011
			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value
U.S. Treasury securities	$1,998	$2	$14	$—	$2,014
Obligations of U.S. government and its agencies	5,000	10	—	—	5,010
Corporate debt securities	10,924	80	15	(9)	11,010
Commercial paper	10,939	—	2	(1)	10,940
Asset-backed securities	611	—	—	—	611
Certificate of deposit	801	1	—	—	802
Municipal obligations	10,182	68	21	(2)	10,269

Total investments	$40,455	$161	$52	$(12)	$40,656

The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2012.

Maturing in one year or less	$12,958
Maturing after one year through two years	16,351

Total investments	$29,309

Receivables from Collaborations

Receivables are recorded for amounts due to the Company, primarily related to reimbursable research and development costs. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At June 30, 2012, the Company had the following receivables from collaborations.

	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$681	$4,403	$5,084

Total receivables from collaborations	$681	$4,403	$5,084

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

Inventory

At June 30, 2012 and December 31, 2011, the Company’s inventory consisted of peramivir finished goods inventory and supplies for the manufacture of peramivir. Inventory is stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company capitalizes subsequent costs related to the production of inventories.

During 2011, based on the annual variability of influenza, which impacts potential clinical and commercial demand and timing for peramivir administration as well as the costs to store and maintain supplies, the Company decided for economic reasons to reduce its supplies inventory, resulting in a $635 charge in 2011. Upon disposal of this inventory in early January 2012, the supplies inventory and related reserve were reduced by $635.

The Company’s inventory consisted of the following as of June 30, 2012 and December 31, 2011:

	2012	2011
Supplies	$263	$898
Finished goods	3,980	3,980
Reserve for finished goods	(3,980)	(4,615)

Net inventories	$263	$263

Patents and Licenses

The Company seeks patent protection on all internally developed processes and products. All patent related costs are expensed to research and development expenses when incurred as recoverability of such expenditures is uncertain.

Accrued Expenses

The Company generally enters into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when it determines an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with applicable Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company not yet been invoiced or otherwise notified of actual cost. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to Clinical Research Organization (“CROs”) in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of our raw materials, drug substance and drug products; and

•	professional fees.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Accrued expenses as of June 30, 2012 and December 31, 2011 included $5,459 and $8,622, respectively, of research and development costs.

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

Royalty revenue paid by Shionogi on their product sales is subject to returns. RAPIACTA® is a newly introduced product and there is not sufficient historical experience that can be used to reasonably estimate product returns. Therefore, the Company defers recognition of RAPIACTA® royalty revenue from Shionogi until the earlier of (1) a right of return no longer exists or (2) the Company has developed sufficient historical experience to estimate product returns. RAPIACTA® royalty payments received from Shionogi sales in 2011 were $1,216 and during the six months ended June 30, 2012 were $1,666.

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

The Company recorded the following revenues for the three and six months ended June 30, 2012 and 2011:

	Three Months		Six Months
	2012	2011	2012	2011
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	$3,914	$3,111	$8,073	$7,772
Shionogi (Japan)	296	296	592	592
Mundipharma (United Kingdom)	—	328	7,766	720
Grants (United States)	—	—	—	86

Total revenues	$4,210	$3,735	$16,431	$9,170

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended June 30, 2012 and 2011 was $1,160 and $1,166, respectively, and $2,320 and $1,455 for the six months ended June 30, 2012 and 2011, respectively, and relates to the issuance of the PhaRMA Notes (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other non-current assets on the consolidated balance sheet. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $110 and $105 for the three months ended June 30, 2012 and 2011, respectively, and $220 and $136 for the six months ended June 30, 2012 and 2011, respectively.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement (defined in Note 4) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in a loss of $997 and $998 for the three months ended June 30, 2012 and 2011, respectively, and a loss of $959 and $2,340 for the six months ended June 30, 2012 and 2011, respectively. Mark-to-market adjustments are determined by a third party pricing model which uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on thresholds defined in the Currency Hedge Agreement. As of June 30, 2012, $4,970 of hedge collateral was posted under the agreement and is recorded in other assets.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, outstanding warrants, and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2012 and 2011 does not include 9,172 and 8,128, respectively, of such potential common shares, as their impact would be anti-dilutive.

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

Note 2 — Stock-Based Compensation

As of June 30, 2012, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”), which was amended and restated in March 2012 and approved by the Company’s stockholders in May 2012, and the Employee Stock Purchase Plan (“ESPP”), which was amended and restated in March 2012 and approved by the Company’s stockholders in May 2012. In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Stock-based compensation expense of $2,178 ($2,108 of expense related to the Incentive Plan and $70 of expense related to the ESPP) was recognized during the first six months of 2012, while $2,728 ($2,603 of expense related to the Incentive Plan, $88 of expense related to the ESPP, and $37 of expense related to the inducement grant) was recognized during the first six months of 2011.

There was approximately $9,912 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock awards granted by the Company as of June 30, 2012. That cost is expected to be recognized as follows: $2,041 during the remainder of 2012, $3,709 in 2013, $2,538 in 2014, $1,428 in 2015, and $196 in 2016.

Stock Incentive Plan

The Company grants stock option awards and restricted stock awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant. Prior to March 1, 2011, stock option awards granted to employees generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. Commencing March 1, 2011, stock option awards granted to employees generally vest 25% each year until fully vested after four years. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2011	2,010	7,858	$6.21
Plan amendment	1,700	—	—
Restricted stock awards granted	(415)	—	—
Restricted stock awards cancelled	13	—	—
Stock option awards granted	(1,563)	1,563	4.66
Stock option awards exercised	—	(303)	1.66
Stock option awards cancelled	419	(419)	8.32

Balance June 30, 2012	2,164	8,699	$5.99

For stock option awards granted under the Incentive Plan during the first six months of 2012 and 2011, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first six months of 2012 and 2011 was $3.04 and $2.75, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first six months of 2012 and 2011. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2012	2011
Expected Life in Years	5.5	5.5
Expected Volatility	87%	80%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.88%	2.20%

Employee Stock Purchase Plan

The Company has reserved a total of 975 shares of common stock to be purchased under the ESPP, of which 234 shares remain available for purchase at June 30, 2012. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 52 shares during the first six months of 2012 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

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

Shionogi & Co., Ltd. (“Shionogi”). In March 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza (the “Shionogi Agreement”). Under the terms of the Shionogi Agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan. The Company developed peramivir under a license from UAB and will owe sublicense payments to UAB on any future milestone payments and/or royalties received by the Company from Shionogi. In October 2008, the Company and Shionogi amended the license agreement to expand the territory covered by the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase 3 clinical trial in Hong Kong. Shionogi has commercially launched peramivir under the commercial name RAPIACTA® in Japan.

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

Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of forodesine, a Purine Nucleoside Phosphorylase (“PNP”) inhibitor, for use in oncology (the “Original Agreement”). Under the terms of the Original Agreement, Mundipharma obtained rights to forodesine in markets across Europe, Asia, and Australasia in exchange for a $10,000 up-front payment.

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

The Amended and Restated Agreement is a multiple element arrangement for accounting purposes, in which the Company is required to deliver to Mundipharma both the worldwide rights to forodesine in the field of oncology and the transfer of product data and know-how to permit Mundipharma to develop and commercialize forodesine (the “Knowledge Transfer”). Without completion of the Knowledge Transfer, Mundipharma would not be able to develop and commercialize forodesine in the U.S. The Company accounted for these elements as a combined unit of accounting as they do not have stand-alone value to Mundipharma. The worldwide license rights were granted to Mundipharma on November 11, 2011. The Knowledge Transfer commenced in 2011 and was completed during the first quarter of 2012. Completion of the Knowledge Transfer concludes the Company’s obligations under the Amended and Restated Agreement and resulted in the recognition of the unamortized deferred revenue and expense of $7,766 and $1,864, respectively, in the Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2012. Recognition of these deferred amounts resulted in a $2,337 decrease in the Company’s deferred tax assets, with an equal reduction to the valuation allowance, resulting in no impact to net deferred tax assets.

Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. (“AECOM” and “IRL” respectively). In June 2000, the Company licensed a series of potent inhibitors of PNP from AECOM and IRL (collectively, the “Licensors”). The lead drug candidates from this collaboration are forodesine and ulodesine (formerly referred to as “BCX4208”). The Company has obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, drug candidates that might arise from research on these inhibitors. The Company has since granted the worldwide license rights to develop forodesine to Mundipharma. The Company has the option to expand the agreement to include other inventions in the field made by the investigators or employees of the Licensors. The Company agreed to use commercially reasonable efforts to develop these drugs. In addition, the Company has agreed to pay certain milestone payments for each licensed product (which range in the aggregate from $1,400 to almost $4,000 per indication) for future development of these inhibitors, single digit royalties on net sales of any resulting product made by the Company, and to share approximately one quarter of future payments received from other third-party partners, if any. In addition, the Company has agreed to pay annual license fees, which can range from $150 to $500, that are creditable against actual royalties and other payments due to the Licensors. This agreement may be terminated by the Company at any time by giving 60 days advance notice or in the event of material uncured breach by the Licensors.

In May 2010, the Company amended the license agreement through which the Company obtained worldwide exclusive rights to develop and ultimately distribute any drug candidates that might arise from research on a series of PNP inhibitors, including forodesine and ulodesine. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sublicensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments the Company may receive in the future under its license agreement dated February 1, 2006 with Mundipharma and (ii) royalties received from its sublicensees in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by the Company remains unchanged.

In consideration for these modifications in 2010, the Company issued to the Licensors shares of its common stock with an aggregate value of $5,911 and paid the Licensors $90 in cash. Additionally, at the Company’s sole option and subject to certain agreed-upon conditions, any future non-royalty payments due to be paid by it to the Licensors under the license agreement may be made either in cash, in shares of its common stock, or in a combination of cash and shares.

On November 17, 2011, the Company further amended its agreements with the Licensors whereby the Licensors agreed to accept a reduction of one-half in the percentage of Net Proceeds (as defined in the license agreement) received by the Company under its Amended and Restated Agreement with Mundipharma that will be paid to AECOM/IRL.

On June 19, 2012, the Company further amended its agreement with the Licensors to include a compound for use in the field of antivirals and to clarify the exclusion of certain compounds for use as antibacterials.

The University of Alabama at Birmingham (“UAB”). The Company currently has agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for the Company in return for research payments and license fees. UAB has granted the Company certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with the Company. The Company has agreed to pay single digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. The Company has completed the research under the UAB agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by the Company upon three months notice and by UAB under certain circumstances. Upon termination, both parties shall cease using the other parties’ proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between the Company and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi and Green Cross agreements, or commercializes products related to these programs, the Company will owe sublicense fees or royalties on amounts it receives.

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

Note 4 — Royalty Monetization

Overview

On March 9, 2011, the Company completed a $30,000 financing transaction to monetize certain future royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from the Company the rights to market RAPIACTA® in Japan and, if approved for commercial sale, Taiwan. The Company received net proceeds of $22,691 from the transaction after transaction costs of $4,309 and the establishment of a $3,000 interest reserve account by Royalty Sub, which will be available to help cover interest shortfalls in the future. As of June 30, 2012, $1,742 remains in the interest reserve account for future interest payments.

As part of the transaction, the Company entered into a purchase and sale agreement dated as of March 9, 2011 with Royalty Sub, whereby the Company transferred to Royalty Sub, among other things, (i) its rights to receive certain royalty and milestone payments from Shionogi arising under the Shionogi Agreement, and (ii) the right to receive payments under a Japanese yen/US dollar foreign currency hedge arrangement (as further described below, the “Currency Hedge Agreement”) put into place by the Company in connection with the transaction. Royalty payments will be paid by Shionogi in Japanese yen and milestone payments will paid in U.S. dollars. The Company’s collaboration with Shionogi was not impacted as a result of this transaction.

Non-Recourse Notes Payable

On March 9, 2011, Royalty Sub completed a private placement to institutional investors of $30,000 in aggregate principal amount of its PhaRMA Senior Secured 14.0% Notes due 2020 (the “PhaRMA Notes”). The PhaRMA Notes were issued by Royalty Sub under an Indenture, dated as of March 9, 2011 (the “Indenture”), by and between Royalty Sub and U.S. Bank National Association, as Trustee. Principal and interest on the PhaRMA Notes issued are payable from, and are secured by, the rights to royalty and milestone payments under the Shionogi Agreement transferred by the Company to Royalty Sub and payments, if any, made to Royalty Sub under the Currency Hedge Agreement. The PhaRMA Notes bear interest at 14% per annum, payable annually in arrears on September 1st of each year, beginning on September 1, 2011 (the “Payment Date”). The Company remains entitled to receive any royalties and milestone payments related to sales of RAPIACTA® by Shionogi following repayment of the PhaRMA Notes.

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

On September 1, 2012, $4,200 of interest will be due and payable on the PhaRMA Notes. Based on royalty payments received from RAPIACTA® sales of $1,930 (from September 2, 2011 through June 30, 2012) and the $1,742 remaining balance in the interest reserve account, the Company currently estimates that there will be an interest shortfall of approximately $528 on

September 1, 2012 Payment Date. As stipulated under the PhaRMA Notes Indenture, if the amounts available for payment on any Payment Date are insufficient to pay all of the interest due on a Payment Date, unless sufficient capital is contributed to Royalty Sub by the Company as permitted under the Indenture or the interest reserve account is available to make such payment, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable on September 1, 2012 will not constitute an event of default under the PhaRMA Notes unless Royalty Sub fails to pay such unpaid interest, plus interest thereon, on or prior to the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2013.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of June 30, 2012, the aggregate fair value of the PhaRMA Notes approximate the carrying value of $30,000 since the stated rate and terms are representative of current rates and terms available to the Company. The fair value was determined by a quoted price in a not actively traded market representing Level 2 in the fair value hierarchy as defined by U. S. GAAP.

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

Foreign Currency Hedge

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a “Currency Hedge Agreement” to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, the Company has the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which the Company may be required to pay a premium in each year from 2014 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $1,950 will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement.

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Mark-to-market adjustments for the three months ended June 30, 2012 and 2011 resulted in a loss of $997 and $998, respectively, a loss of $959 and $2,340 for the six months ended June 30, 2012 and 2011, respectively. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of June 30, 2012, $4,970 was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations the Company has in connection with the PhaRMA Notes, the Company has the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and paying a $1,950 termination fee.

Note 5 — Stockholders’ Equity

In June 2011, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak (“MLV”) pursuant to which the Company may issue and sell $70,000 in shares of its common stock at current market prices under a Form S-3 registration statement with MLV acting as the sales agent. Subject to the terms and conditions of the ATM Agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instruction, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay MLV an aggregate commission rate of 2% or 3% of the gross proceeds of the sales price per share of any common stock sold under the ATM Agreement depending on the number of shares sold. On June 28, 2011, the Company filed a Registration Statement on Form S-3, which became effective on July 13, 2011, for the issuance and sale of up to $70,000 of equity or other securities. During the six months ended June 30, 2012, the Company sold an aggregate of 3,879 shares of common stock at an average per share price of $4.09 pursuant to the ATM Agreement for net proceeds of $15,339.

On March 15, 2012, the Company issued 193 shares of restricted common stock in lieu of a cash payment to employees as payment for their annual incentive award earned in 2011. The number of shares issued was based on the total value of the annual incentive earned in 2011 of $1,542, less $535 in withholding taxes paid in cash on the employees’ behalf, divided by the closing common stock price on March 15, 2012 of $5.23 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding future results, performance, or achievements of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K , Quarterly Reports on Form 10-Q and Current Reports on Form 8-K . See “Information Regarding Forward-Looking Statements.”

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

Recent Corporate Highlights

Peramivir and RAPIACTA® Royalty Monetization

We are currently enrolling patients in our final i.v. peramivir Phase 3 trial, clinical trial 301. If this clinical trial is successful, results may be used to support a New Drug Application (“NDA”) with the U.S. Food & Drug Administration (“FDA”). We intend to conduct a planned interim analysis, which will help guide us to a more informed target enrollment population and will include an assessment of futility. This analysis is expected to be completed following the Southern Hemisphere flu season during the fourth quarter of 2012. If the analysis shows an efficacy trend in favor of peramivir, it is expected the clinical trial would continue toward either the current enrollment target or a higher target of up to 320 patients, depending on the trend. If, however, the new enrollment target to reach statistical significance is predicted to exceed 320 patients, we would terminate the clinical trial and evaluate the data in hand. We plan to provide an update following the planned interim analysis.

On March 9, 2011, we completed a $30.0 million non-recourse financing transaction designed to monetize certain future royalty and milestone payments under our license agreement with Shionogi, pursuant to which Shionogi licensed from us the rights to market peramivir (under the commercial name RAPIACTA®) in Japan and, if approved for commercial sale, in Taiwan. We formed JPR Royalty Sub LLC (“Royalty Sub”), a newly created wholly-owned subsidiary, which completed a private placement to institutional investors of $30.0 million in aggregate principal amount of PhaRMA Senior Secured 14.0% Notes. This private placement was exempt from registration under the Securities Act of 1933. The PhaRMA Notes, which are obligations of Royalty Sub, are secured by (i) Royalty Sub’s rights to receive royalty payments from Shionogi in respect of commercial sales of RAPIACTA® in Japan and, if approved for commercial sale, in Taiwan, as well as future milestone payments payable by Shionogi under the Shionogi Agreement and all of Royalty Sub’s other assets, and (ii) a pledge by us of our equity interest in Royalty Sub. Principal and interest on the PhaRMA Notes issued by Royalty Sub are payable from, and are secured by, the rights to royalty and milestone payments under the Shionogi Agreement. Principal on the PhaRMA Notes is required to be paid in full by the final legal maturity date of December 1, 2020, unless the PhaRMA Notes are repaid, redeemed or repurchased earlier. The PhaRMA Notes are redeemable by Royalty Sub beginning March 9, 2012 and bear interest at the rate of 14% per annum, payable annually in arrears on September 1st of each year (the “Payment Date”), beginning on September 1, 2011. Royalty Sub’s obligations to pay principal and interest on the PhaRMA Notes are obligations solely of Royalty Sub and are without recourse to any other person, including us, except to the extent of our pledge of our equity interests in Royalty Sub in support of the PhaRMA Notes.

We received net proceeds of approximately $22.7 million after deducting transaction costs of $4.3 million and the establishment of a $3.0 million interest reserve account available to help cover future annual interest shortfalls. On September 1, 2012, $4.2 million of interest will be due and payable on the PhaRMA Notes. Based on royalty payments received from RAPIACTA® sales of $1.9 million (from September 2, 2011 through June 30, 2012) and the $1.7 million remaining balance in the interest reserve account, we currently estimate that there will be an interest shortfall of approximately $0.5 million on September 1, 2012. As stipulated under the PhaRMA Notes indenture, if the amounts available for payment are insufficient to pay all of the interest due on a Payment Date, unless sufficient capital is contributed to Royalty Sub by the Company as permitted under the indenture or the interest reserve account is available to make such payment, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Under the terms of the indenture relating to the PhaRMA Notes, Royalty Sub’s inability to pay the full amount of interest payable on September 1, 2012 will not constitute an event of default under the PhaRMA Notes unless Royalty Sub fails to pay such unpaid interest, plus interest thereon, on or prior to the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2013. Based on sales forecasts of RAPIACTA® provided to us by Shionogi, we currently estimate sufficient royalties will be received to fund the September 1, 2012 interest shortfall prior to September 1, 2013, however, no assurances can be given that these royalties will be received and available for payment of the interest shortfall.

In association with the PhaRMA Notes, we entered into a “Currency Hedge Agreement” to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under this agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2014 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations we have in connection with the PhaRMA Notes, we have the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and paying a $2.0 million termination fee. In advance of the May 18, 2014 termination date, we have a limitation on the maximum hedge collateral of approximately $5.9 million. The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark-to-market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the six months ended June 30, 2012 resulted in a $1.0 million hedge loss and we posted $5.0 million in collateral based on defined thresholds in since the inception of the agreement. Our operating results will continue to be impacted by mark-to-market adjustments while the Currency Hedge Agreement remains in effect.

Ulodesine

On July 24, 2012, we reported favorable 52-week results from the extension phase of our randomized Phase 2b trial of ulodesine added to allopurinol in patients with gout who had failed to reach the serum uric acid (sUA) therapeutic goal of <6 mg/dL on allopurinol alone, as well as positive Phase 2 safety results in patients with mild- to moderate-renal impairment. The results of the safety extension confirm that ulodesine was generally safe and well-tolerated. No clinical adverse event signals were observed that distinguished ulodesine from placebo, either by type or by rate at the doses tested. No opportunistic or unusual infections were observed and no signal for possible liver toxicities was detected. No fatal or life-threatening adverse events were observed in any of the treatment groups. Patients responded favorably to a vaccine challenge at 16 or 20 weeks of ulodesine treatment, confirming that patients maintained their ability to generate a healthy immune response, similar to patients who received placebo. Patients demonstrated a durable response to ulodesine over one year of treatment, with response rates at the end of the trial similar to those reported from the primary efficacy analysis at 12 weeks. In addition, we have initiated the Scientific Advice Process with the European Medicines Agency (“EMA”) and expect feedback in the third quarter of 2012.

In April 2012, we held an End of Phase 2 meeting with the FDA regarding the ulodesine gout program, which included discussions around the proposed Phase 3 program for the drug candidate’s continued development. It is anticipated that ulodesine will be evaluated in Phase 3 testing as add-on treatment to the approved xanthine oxidase (“XO”) inhibitors, allopurinol or febuxostat, in gout patients who are not adequately responding to a XO inhibitor alone. The primary efficacy end point is expected to be the portion of patients with a serum uric acid (“sUA”) level that is < 6.0 mg/dL following six months of study drug administration. The proposed Phase 3 clinical trial plan anticipates enrollment of approximately 1,800 patients and 12 months of study drug exposure. We are incorporating advice received during this meeting into our Phase 3 plan and future development of ulodesine.

In January 2012, we reported positive long-term results from the extension phase of our randomized Phase 2b clinical trial of ulodesine added to allopurinol in patients with gout who had failed to reach the sUA therapeutic goal of <6 mg/dL on allopurinol alone. The results of this 24-week, blinded safety extension confirmed that ulodesine was generally safe and well-tolerated, and sustained sUA control over time. This longer-term safety profile of ulodesine is consistent with the 12-week primary analysis results originally reported in October 2011.

Forodesine

On November 11, 2011, we entered into the Amended and Restated License and Development Agreement with Mundipharma, amending and restating the February 1, 2006 exclusive, royalty-bearing Development and License Agreement for the development and commercialization of forodesine for use in the field of oncology. Under the terms of the Amended and Restated Agreement, Mundipharma obtained worldwide rights to forodesine, so they now control the worldwide development and commercialization of forodesine and assume all future development and commercialization costs. Amortization of deferred revenue and expense items associated with the initial agreement with Mundipharma ceased on November 11, 2011, when we were no longer responsible for the development of forodesine. Mundipharma also purchased from us certain drug substance for forodesine at a cost of approximately $0.9 million in December 2011. Additionally, on November 17, 2011, we further amended our agreements with AECOM/IRL whereby AECOM/IRL agreed to accept a reduction of one-half in the percentage of Net Proceeds (as defined in the license agreement) received by us under our Amended and Restated Agreement with Mundipharma.

The Amended and Restated Agreement is a multiple element arrangement for accounting purposes, in which we were required to deliver to Mundipharma both the worldwide rights to forodesine and the transfer of product data and know-how to permit Mundipharma to develop and commercialize forodesine (the “Knowledge Transfer”). Without completion of the Knowledge Transfer, Mundipharma would not be able to develop and commercialize forodesine in the U.S. We have accounted for these elements as a combined unit of accounting as neither one has stand-alone value to Mundipharma. The world-wide license rights were granted to Mundipharma on November 11, 2011. The Knowledge Transfer commenced in the fourth quarter of 2011 and was completed during the first quarter of 2012. Completion of the Knowledge Transfer concludes our obligations under the Amended and Restated Agreement and results in the recognition of the unamortized deferred revenue and expense of $7.8 million and $1.9 million, respectively, in our Consolidated Statement of Comprehensive Loss for the six months ended June 30, 2012. Recognition of these deferred amounts resulted in a $2.3 million decrease in our deferred tax assets, with an equal reduction to the valuation allowance, resulting in no impact to net deferred tax assets.

Preclinical Compounds

Our leading pre-clinical compounds include BCX4161, a potential oral prophylactic drug for hereditary angioedema, and BCX5191, a novel adenine nucleoside analog targeting viral RNA polymerase for the potential treatment of hepatitis C. In August 2012, we announced the completion of IND-enabling nonclinical safety studies of BCX5191 for hepatitis C and BCX4161 for hereditary angioedema. We are completing Phase 1 planning for both programs. The main success factors for the BCX5191 Phase 1 trial will be to confirm that low doses can be administered safely and deliver activity against the hepatitis C virus. The main success factors for the BCX4161 Phase 1 trial will be to demonstrate safety, adequate drug exposure via oral administration and pharmacodynamic effect on kallikrein inhibition. Both programs remain on track for the initiation of first-in-human trials before the end of 2012.

In March 2012, we reported that we filed a suggestion with the United States Patent & Trademark Office (“USPTO”) to declare an interference to remedy the apparent error made by the USPTO when it issued U.S. Patent 8,119,607 to Biota Holdings Limited containing a claim that covers the structure of BCX5191, a BioCryst-discovered nucleoside analog hepatitis C viral RNA polymerase (NS5B) inhibitor. BioCryst’s patent application covering BCX5191 is PCT/US2008/050929, having an international filing date of January 11, 2008 and claiming priority to U.S. Provisional Application Number 60/880,278, dated January 12, 2007, and was filed approximately 18 months prior to Biota’s application. At least with respect to the hepatitis C inhibitor BCX5191, discovered and being developed by BioCryst, the Company believes the Biota patent was improvidently granted by the USPTO. Before considering our suggestion for interference, the USPTO must deem our claim allowable under the standard patent prosecution process. In May 2012, the USPTO issued a non-final rejection with respect to our revised claims. Our response, which we expect will address the patent examiner’s objections, is due no later than mid-November 2012.

Results of Operations (three months ended June 30, 2012 compared to the three months ended June 30, 2011)

For the three months ended June 30, 2012, total revenues increased to $4.2 million compared to $3.7 million for the three months ended June 30, 2011. Revenue in the second quarter of 2012 consisted of $3.9 million of reimbursement of collaborative expenses from BARDA/HHS related to the continued development of i.v. peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships. BARDA/HHS revenue increased during the second quarter of 2012 related to an increase in reimbursable peramivir expenses as adjusted by continued development and ongoing 301 clinical trial activity as compared to the second quarter of 2011. Revenues in the second quarter of 2011 consisted of $3.1 million of reimbursement of collaborative expenses from BARDA/HHS related to the continued development of i.v. peramivir and $0.6 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development (“R&D”) expenses decreased to $12.8 million for the second quarter of 2012 from $14.4 million in the same quarter of the prior year. R&D expenses in the second quarter of 2012, compared with the prior year, reflect spending associated with our peramivir program described above, increased spending on our pre-clinical compounds (primarily BCX 4161, a potential oral prophylactic drug for hereditary angioedema and BCX5191, an adenine nucleoside for the potential treatment of hepatitis C), offset by lower development costs associated with our ulodesine program for the treatment of gout due to the completion of certain Phase 2 studies. In connection with the Amended and Restated License and Development Agreement with Mundipharma, and the Knowledge Transfer that occurred in the first quarter of 2012, we should not incur any significant forodesine costs in the future.

General and administrative expenses decreased to $1.6 million for the second quarter of 2012 compared to $3.5 million in the same quarter of the prior year. The decrease of $1.9 million is primarily the result of costs incurred in 2011 relating to the transition of our headquarters to Durham, North Carolina, as well as reductions in other administrative expenses during 2012.

Interest expense related to the non-recourse notes issued in conjunction with the peramivir royalty monetization transaction in March 2011 was $1.2 million in the second quarter of both 2012 and 2011. In addition, a mark-to-market loss of $1.0 million was recognized in the second quarter of both 2012 and 2011 related to our foreign currency hedge, resulting from changes in the U.S. dollar/Japanese yen exchange rate.

Results of Operations (six months ended June 30, 2012 compared to the six months ended June 30, 2011)

For the six months ended June 30, 2012, total revenues increased to $16.4 million compared to $9.2 million for the six months ended June 30, 2011. Revenues in the first six months of 2012 included the recognition of $7.8 million of previously deferred revenue associated with the Amended and Restated License and Development Agreement with Mundipharma. The recognition of this revenue and the related expense (noted below) did not impact the Company’s cash balance. The remaining revenue consisted of $8.1 million of reimbursement of collaborative expenses from BARDA/HHS related to the continued development of i.v. peramivir and $592,000 associated with collaborative revenue amortization from other corporate partnerships. BARDA/HHS revenue increased in the six months ended June 30, 2012 compared to the prior year period due to an increase in reimbursable peramivir expenses reflecting continued development and ongoing 301 clinical trial activity. Revenues in the first six months of 2011 consisted of $7.8 million of reimbursement of collaborative expenses from BARDA/HHS related to the continued development of i.v. peramivir and $1.4 million associated with collaborative revenue amortization from other corporate partnerships.

R&D expenses increased to $28.3 million for the first six months of 2012 from $27.9 million in the same six months of the prior year. Approximately $1.9 million of the 2012 R&D expense resulted from the recognition of previously deferred expenses associated with the Amended and Restated License and Development Agreement with Mundipharma. The remaining 2012 R&D expenses, compared with the prior year, reflect spending associated with our peramivir program described above, increased spending on our pre-clinical compounds (primarily BCX4161, a potential oral prophylactic drug for hereditary angioedema, and BCX5191, an adenine nucleoside for the potential treatment of hepatitis C), partially offset by lower development costs associated with our ulodesine program for the treatment of gout due to the completion of certain Phase 2 studies. In connection with the Amended and Restated License and Development Agreement with Mundipharma, and the Knowledge Transfer that occurred in the first quarter of 2012, we should not incur any significant forodesine costs in the future.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
R&D expenses by program:
Ulodesine	$2,942	$6,052	$5,477	$10,475
Peramivir	3,489	3,603	7,628	7,517
Forodesine	60	422	2,460	1,094
BCX4161	2,029	1,564	4,287	2,961
BCX5191	2,375	358	4,267	360
Other research, preclinical and development costs	1,882	2,443	4,183	5,534

Total R&D expenses	$12,777	$14,442	$28,302	$27,941

General and administrative expenses decreased to $3.3 million for the first six months of 2012 compared to $7.0 million in the same period of the prior year. The decrease of $3.7 million is primarily the result of costs incurred in 2011 relating to the transition of our headquarters to Durham, North Carolina, as well as reductions in other administrative expenses during 2012.

Interest expense related to the non-recourse notes issued in conjunction with the peramivir royalty monetization transaction in March 2011 increased to $2.3 million in the first six months of 2012 compared to $1.5 million in the first six months of 2011, due to recognizing a full six month period of interest expense in 2012 compared to a partial six month period in 2011. In addition, a mark-to-market loss of $1.0 million was recognized in the first six months of 2012 related to our foreign currency hedge, compared to a mark-to-market loss of $2.3 million in the first six months in the prior year, resulting from changes in the U.S. dollar/Japanese yen exchange rate.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2012 operating expense to exceed our 2012 revenue. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including government contracts; and to a lesser extent, the PhaRMA Notes financing. On February 24, 2011, we announced that BARDA/HHS had awarded us a $55.0 million contract modification intended to fund completion of the Phase 3 development of i.v. peramivir, bringing the total award from BARDA/HHS to $234.8 million and extending the contract term by 24 months through December 2013. On March 9, 2011, we completed a $30.0 million non-recourse debt financing transaction designed to monetize certain future royalty and milestone payments under our license agreement with Shionogi. We received net proceeds from this transaction of approximately $22.7 million, excluding hedge collateral posted subsequent to the closing of the transaction. In June 2011, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak (“MLV”) pursuant to which we may issue and sell $70.0 million in shares of our common stock at current market prices under a Form S-3 registration statement with MLV acting as the sales agent. As of June 30, 2012, we have sold an aggregate of 4.3 million shares of common stock at an average per share price of $3.95 pursuant to the ATM Agreement for net proceeds of $16.4 million.

Other sources of funding have included the following:

•	other collaborative and other research and development agreements;

•	government grants;

•	equipment lease financing;

•	facility leases;

•	research grants; and

•	interest income.

As of June 30, 2012, we had net working capital of $26.0 million, a decrease of approximately $0.6 million from $26.6 million at December 31, 2011. The decrease in working capital was principally due to the funding of our normal operating expenses associated with the development of our drug candidates and $1.5 million in cash collateral posted against foreign currency losses, partially offset by $15.3 million in net proceeds derived from the sale of common stock through offerings under the ATM Agreement through our Form S-3 shelf registration. Our principal sources of liquidity at June 30, 2012 were approximately $21.6 million in cash and cash equivalents; approximately $29.3 million in investments considered available-for-sale; and approximately $5.1 million in BARDA/HHS receivables.

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

With the funds available at June 30, 2012, future amounts that are expected to be received from BARDA/HHS, and our other financing sources, we believe these resources will be sufficient to fund our operations at least through 2013. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.

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

Financial Outlook for 2012 – Revised Guidance

Based upon current trends and assumptions, as well as our planned operations, we expect 2012 net operating cash usage to be in the range of $37 to $43 million, reflecting an increase of $5 million from previously provided financial guidance, and we expect our total operating expenses to be in the range of $57 to $69 million, unchanged from previously provided guidance. The projected $5 million increase in our 2012 operating cash usage is due to a projected increase in R&D expenditures for the development of our preclinical hepatitis C compound, as well as a lower net margin contribution related to the advanced development of our i.v. peramivir program with BARDA/HHS. Our operating cash forecast excludes any potential cash inflows from out-licensing or other sources. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report. Furthermore, these ranges are highly dependent on peramivir-related operating expenses, which are reimbursed by BARDA/HHS. Our peramivir expenses are hard to predict and are largely a function of the rate of enrollment in the our ongoing 301 Phase 3 clinical trial, which in turn is dependent on the prevalence and severity of influenza in those geographies where we have enrolling clinical trial sites.

Off-Balance Sheet Arrangements

As of June 30, 2012, we are not involved in any unconsolidated entities or off-balance sheet arrangements.

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

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

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

Royalty revenue paid by Shionogi on their product sales is subject to returns. RAPIACTA® is a newly introduced product and there is not sufficient historical experience that can be used to reasonably estimate product returns. Accordingly, we defer recognition of royalty revenue from Shionogi until the earlier of a right of return no longer exists or until we have developed sufficient historical experience to estimate product returns.

Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses. Event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable. Any event payments received prior to satisfying these criteria are recorded as deferred revenue. Under our contract with BARDA/HHS, revenue is recognized as reimbursable direct and indirect costs are incurred.

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

At June 30, 2012, we had deferred collaboration expenses of approximately $5.8 million. These deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners, and other consideration to our academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

Stock-Based Compensation

All share-based payments, including grants of stock option awards and restricted stock awards, are recognized in our Consolidated Statements of Comprehensive Loss based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The fair value of restricted stock awards is based on the grant date closing price of the common stock. Compensation expense is recognized on a straight-line basis over the vesting periods. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Significant management judgment is also required in determining estimates of future stock price volatility and forfeitures to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Foreign Currency Hedge

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement (the “Currency Hedge Agreement”) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2014 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreements. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. Subject to certain obligations we have in connection with the PhaRMA Notes, we have the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $2.0 million termination fee. Prior to this termination date, the maximum amount of hedge collateral we may be required to post is $5.9 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark-to-market adjustments will be recognized in our Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments for the six months ended June 30, 2012 resulted in a $1.0 million loss. Mark-to-market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds and as of June 30, 2012, $5.0 million was posted under the agreement.

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

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As our clinical programs continue to grow and patient enrollment increases, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our drug candidates, will consume significant capital resources. Our expenses, revenues and cash burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount of funding we receive from BARDA/HHS for peramivir, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our drug candidates, including ulodesine, the amount or profitability of any orders for peramivir by any government agency or other party, the progress and results of our current and proposed clinical trials for our most advanced drug products, the progress made in the manufacturing of our lead products and the progression of our other programs.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current drug candidates and we may seek to raise capital at any time we deem market conditions to be favorable. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and from any BARDA/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale back or eliminate certain of our research and development programs.

We expect that we will be required to raise additional capital or enter into one or more acceptable partnership arrangements in order to complete the development of ulodesine. The inability to raise such capital or enter into sufficient acceptable partnership arrangements may require us to delay or eliminate the development of ulodesine for the treatment of gout.

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

•

the i.v. peramivir interim analysis may result in early termination of the clinical study and subsequent evaluation of the clinical data may not show that peramivir is safe and effective, or the results may be insufficient for approval or any further stockpiling or other peramivir purchase;

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

On September 1, 2012, $4.2 million of interest will be due and payable on the PhaRMA Notes. Based on royalty payments received from RAPIACTA® sales of $1.9 million (from September 2, 2011 through June 30, 2012) and the $1.7 million remaining balance in the interest reserve account, we currently estimate that there will be an interest shortfall of approximately $0.5 million on September 1, 2012. Under the terms of the indenture relating to the PhaRMA Notes, Royalty Sub’s inability to pay the full amount of interest payable on September 1, 2012 will not constitute an event of default under the PhaRMA Notes unless Royalty Sub fails to pay such unpaid interest, plus interest thereon, on or prior to the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2013. Based on sales forecasts of RAPIACTA® provided to us by Shionogi, we currently estimate sufficient royalties will be received to fund the September 1, 2012 interest shortfall prior to September 1, 2013, however, no assurances can be given that these royalties will be received and available for payment of the interest shortfall. In the event that for any reason Royalty Sub is unable to service its obligations under the PhaRMA Notes or an event of default were to occur under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and exercise other remedies available to them under the indenture in respect of the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes and we might otherwise be adversely affected.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a foreign currency hedge arrangement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the currency hedge arrangement, we may be required to pay a premium in the amount of $2.0 million in each year beginning in May 2014 and, provided the currency hedge arrangement remains in effect, continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the currency hedge arrangement) is such that the U.S. dollar is worth 100 yen or less. We will be required to mark-to-market our potential obligations under the currency hedge and post cash collateral, which may cause us to experience additional quarterly volatility in our operating results and cash flows as a result. Additionally, we may be required to pay significant premiums or a termination fee under the foreign currency hedge agreement entered into by us in connection with the issuance of the PhaRMA Notes. As of June 30, 2012, we have realized a foreign currency hedge loss of approximately $5.0 million and posted cash collateral of approximately $5.0 million.

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

We may not be successful in our attempts to provoke the interference with respect to BCX5191, or the interference may take longer than expected, be more costly or may not be resolved in our favor.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2012, the 52-week range of the market price of our stock was from $5.95 to $2.28 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

As of June 30, 2012, our current 5% and greater stockholders and their affiliates beneficially owned approximately 34% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	a merger or corporate combination with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

Future sales and issuances of securities may dilute the ownership interests of our current stockholders and cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of June 30, 2012, there were approximately 50,134,000 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

In addition, on June 28, 2011, we filed with the SEC a shelf registration statement on Form S-3. This shelf registration statement has been declared effective and allows us to sell up to $70 million of securities, including common stock, preferred stock, depository shares, stock purchase contracts and warrants, from time to time at prices and on terms to be determined at the time of sale.

As of June 30, 2012, there were 9,171,591 stock options and shares of restricted stock outstanding and 2,164,461shares available for issuance under our Amended and Restated Stock Incentive Plan and equity compensation grants outside such plan. The shares underlying existing stock options and restricted stock and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 2012.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer

/s/ Robert S. Lowrey
Robert S. Lowrey
Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

(10.1)†	Sixth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of June 19, 2012. (Portions omitted pursuant to request for confidential treatment.)

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)*	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and six months ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

( )	Filed herewith.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
†	Confidential treatment requested.