Form 10-Q
period 2012-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2012-11-08
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of October 31, 2012 was 50,879,808.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2012 and December 31, 2011

(In thousands, except per share data)

	2012 (Unaudited)	2011
Assets
Cash and cash equivalents	$23,959	$16,444
Restricted cash	300	625
Investments	17,062	25,274
Receivables from collaborations	3,768	5,831
Interest reserve	—	1,742
Inventories	263	263
Prepaid expenses and other current assets	826	378
Deferred collaboration expense	404	2,301

Total current assets	46,582	52,858
Investments	2,513	15,382
Furniture and equipment, net	751	1,098
Deferred collaboration expense	5,134	5,437
Other assets	9,114	7,433

Total assets	$64,094	$82,208

Liabilities and Stockholders’ Equity
Accounts payable	$2,293	$2,497
Accrued expenses	8,035	12,616
Interest payable	928	1,400
Deferred collaboration revenue	1,308	9,786

Total current liabilities	12,564	26,299
Deferred collaboration revenue	6,215	7,103
Foreign currency derivative	5,531	4,000
Non-recourse notes payable	30,000	30,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized— 5,000; no shares issued and outstanding	—	—
Common stock, $.01 par value: shares authorized — 95,000; shares issued and outstanding — 50,880 in 2012 and 45,662 in 2011	509	457
Additional paid-in capital	390,783	367,829
Accumulated other comprehensive income	40	40
Accumulated deficit	(381,548)	(353,520)

Total stockholders’ equity	9,784	14,806

Total liabilities and stockholders’ equity	$64,094	$82,208

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Periods Ended September 30, 2012 and 2011

(In thousands, except per share data-Unaudited)

			Three Months				Nine Months
		2012		2011		2012		2011
Revenues
Royalty revenue		$2,848		$—		$2,848		$—
Collaborative and other research and development		2,913		5,249		19,344		14,419

Total revenues		5,761		5,249		22,192		14,419
Expenses
Research and development		12,072		15,101		40,374		43,042
General and administrative		1,591		2,953		4,897		9,922
Royalty expense		114		—		114		—

Total expenses		13,777		18,054		45,385		52,964

Loss from operations		(8,016)		(12,805)		(23,193)		(38,545)
Interest and other income		54		92		182		329
Interest expense		(1,166)		(1,160)		(3,486)		(2,614)
Loss on foreign currency derivative		(572)		(586)		(1,531)		(2,926)

Net loss		(9,700)		(14,459)		(28,028)		(43,756)

Basic and diluted net loss per common share	$(0.19)		$(0.32)		$(0.57)		$(0.97)
Weighted average shares outstanding	50,661		45,178		49,001		45,103

Unrealized loss on investments		—		(42)		—		(56)

Comprehensive loss		$(9,700)		$(14,501)		$(28,028)		$(43,812)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012 and 2011

(In thousands-Unaudited)

	2012	2011
Operating activities
Net loss	$(28,028)	$(43,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461	630
Stock-based compensation expense	3,345	3,872
Amortization of debt issuance costs	329	246
Change in fair value of foreign currency derivative	1,531	2,926
Changes in operating assets and liabilities:
Receivables from collaborations	2,063	18,593
Prepaid expenses and other current assets	(393)	210
Deferred collaboration expense	2,200	1,155
Accounts payable and accrued expenses	(3,779)	(9,752)
Interest payable	(472)	350
Interest reserve	1,742	(1,742)
Deferred collaboration revenue	(9,366)	(999)

Net cash used in operating activities	(30,367)	(28,267)
Investing activities
Acquisitions of furniture and equipment	(115)	(54)
Change in restricted cash	325	—
Purchases of investments	(14,487)	(36,768)
Sales and maturities of investments	35,515	50,832

Net cash provided by investing activities	21,238	14,010
Financing activities
Exercise of stock options	522	240
Employee stock purchase plan sales	321	300
Purchases of treasury stock	—	(61)
Sale of common stock, net	17,811	(94)
Issuance of non-recourse notes payable, net	—	25,691
Payment of foreign currency derivative collateral	(2,010)	(3,000)

Net cash provided by financing activities	16,644	23,076
Increase in cash and cash equivalents	7,515	8,819
Cash and cash equivalents at beginning of period	16,444	13,622

Cash and cash equivalents at end of period	$23,959	$22,441

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

Reclassifications

In the fourth quarter of 2011, the Company changed its classification of patent costs. This change resulted in $237 and $1,095 of patent expenses reclassified from general and administrative expense to research and development expense for the three months and nine months ended September 30, 2011, respectively. Additionally, during the second quarter of 2012, the Company changed its classification of facilities costs and other costs directly related to its laboratory facility in Birmingham, Alabama from general and administrative expense to research and development expense. This change resulted in $93 and $269 of expenses being reclassified from general and administrative expense to research and development expense for the three months and nine months ended September 30, 2011, respectively. These reclassifications had no effect on previously reported operating expenses or net loss amounts. Certain other balance sheet amounts as of December 31, 2011 have been reclassified to conform to the 2012 presentation.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash represents cash maintained in an interest bearing money market account to serve as collateral for a corporate credit card program.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At September 30, 2012, the Company believes that the costs of its investments are recoverable in all material respects.

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

	September 30, 2012
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$1,999	$2	$5	$—	$2,006
Obligations of U.S. government and its agencies	4,508	3	2	—	4,513
Corporate debt securities	5,647	51	13	—	5,711
Commercial paper	900	—	—	—	900
Municipal obligations	6,377	48	20	—	6,445

Total investments	$19,431	$104	$40	$—	$19,575

	December 31, 2011
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$1,998	$2	$14	$—	$2,014
Obligations of U.S. government and its agencies	5,000	10	—	—	5,010
Corporate debt securities	10,924	80	15	(9)	11,010
Commercial paper	10,939	—	2	(1)	10,940
Asset-backed securities	611	—	—	—	611
Certificate of deposit	801	1	—	—	802
Municipal obligations	10,182	68	21	(2)	10,269

Total investments	$40,455	$161	$52	$(12)	$40,656

The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2012.

Maturing in one year or less	$17,062
Maturing after one year through two years	2,513

Total investments	$19,575

Receivables from Collaborations

Receivables are recorded for amounts due to the Company, primarily related to reimbursable research and development costs. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At September 30, 2012, the Company had the following receivables from collaborations.

	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$950	$2,818	$3,768

Total receivables from collaborations	$950	$2,818	$3,768

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

Inventory

At September 30, 2012 and December 31, 2011, the Company’s inventory consisted of peramivir finished goods inventory and supplies for the manufacture of peramivir. Inventory is stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company capitalizes subsequent costs related to the production of inventories.

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

The Company’s inventory consisted of the following as of September 30, 2012 and December 31, 2011:

	2012	2011
Supplies	$263	$898
Finished goods	3,980	3,980
Reserve for finished goods	(3,980)	(4,615)

Net inventories	$263	$263

Patents and Licenses

The Company seeks patent protection on all internally developed processes and products. All patent related costs are expensed to research and development expenses when incurred as recoverability of such expenditures is uncertain.

Accrued Expenses

The Company generally enters into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when it determines an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with applicable Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to Clinical Research Organization (“CROs”) in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of our raw materials, drug substance and drug products; and

•	professional fees.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Accrued expenses as of September 30, 2012 and December 31, 2011 included $5,861 and $8,622, respectively, of research and development costs.

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

Royalty revenue paid by Shionogi on their product sales is subject to returns. Prior to the third quarter of 2012, the Company did not have sufficient historical experience to reasonably estimate product returns and therefore could not reasonably record the underlying revenue. As of June 30, 2012, the Company deferred recognition of all RAPIACTA® royalty revenue from Shionogi sales in 2011 and the first six months of 2012. During the third quarter of 2012, and after the completion of the 2011/2012 flu season in Japan, the Company obtained sufficient historical information to reasonably estimate product returns and recognized royalty revenue of $2,848, net of an allowance for estimated returns. Prospectively, the Company expects to have sufficient information to recognize royalty revenue on a quarterly basis, net of an allowance of estimate returns.

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

The Company recorded the following revenues for the three and nine months ended September 30, 2012 and 2011:

	Three Months		Nine Months
	2012	2011	2012	2011
Royalty revenue	$2,848	$—	$2,848	$—
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	2,618	4,614	10,690	12,387
Shionogi (Japan)	295	296	888	888
Mundipharma (United Kingdom)	—	339	7,766	1,058
Grants (United States)	—	—	—	86

Total revenues	$5,761	$5,249	$22,192	$14,419

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

Interest Expense and Deferred Financing Costs

Interest expense for each of the three months ended September 30, 2012 and 2011 was $1,166 and $1,160, respectively and $3,486 and $2,614 for the nine months ended September 30, 2012 and 2011, respectively, and relates to the issuance of the PhaRMA Notes (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other non-current assets on the consolidated balance sheet. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $110 for each of the three months ended September 30, 2012 and 2011, respectively, and $329 and $246 for the nine months ended September 30, 2012 and 2011, respectively.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement (defined in Note 4) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in a loss of $572 and $586 for the three months ended September 30, 2012 and 2011, respectively, and a loss of $1,531 and $2,926 for the nine months ended September 30, 2012 and 2011, respectively. Mark-to-market adjustments are determined by a third party pricing model which uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on thresholds defined in the Currency Hedge Agreement. As of September 30, 2012, $5,490 of hedge collateral was posted under the agreement and is recorded in other assets.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2012 and 2011 does not include 9,100 and 8,369, respectively, of such potential common shares, as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Concentration of Market Risk

The Company’s primary source of revenue that has an underlying cash flow stream is reimbursement of peramivir development expenses, which was earned under the cost-plus-fixed-fee contract with BARDA/HHS. The Company relies on BARDA/HHS to reimburse predominantly all of the development costs for its peramivir program. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion or termination of this program/collaboration could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. In addition, the Company also recognizes royalty revenue from the net sales of RAPIACTA®; however, the underlying cash flow from these royalty payments go directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes, will be entirely funded by future royalty payments derived from net sales of RAPIACTA®. The Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirement in U.S. GAAP and IFRS.” This ASU modifies the existing standards to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The Company adopted this guidance effective January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Note 2 — Stock-Based Compensation

As of September 30, 2012, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”), which was amended and restated in March 2012 and approved by the Company’s stockholders in May 2012, and the Employee Stock Purchase Plan (“ESPP”), which was amended and restated in March 2012 and approved by the Company’s stockholders in May 2012. In addition, during 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Stock-based compensation expense of $3,345 ($3,233 of expense related to the Incentive Plan and $112 of expense related to the ESPP) was recognized during the first nine months of 2012, while $3,872 ($3,717 of expense related to the Incentive Plan, $118 of expense related to the ESPP, and $37 of expense related to an inducement grant) was recognized during the first nine months of 2011.

There was approximately $8,855 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock awards granted by the Company as of September 30, 2012. That cost is expected to be recognized as follows: $1,051 during the remainder of 2012, $3,690 in 2013, $2,508 in 2014, $1,412 in 2015, and $194 in 2016.

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

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2011	2,010	7,858	$6.21
Plan amendment	1,700	—	—
Restricted stock awards granted	(415)	—	—
Restricted stock awards cancelled	17	—	—
Stock option awards granted	(1,617)	1,617	4.65
Stock option awards exercised	—	(337)	1.61
Stock option awards cancelled	482	(482)	8.02

Balance September 30, 2012	2,177	8,656	$5.99

For stock option awards granted under the Incentive Plan during the first nine months of 2012 and 2011, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first nine months of 2012 and 2011 was $3.24 and $2.75, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first nine months of 2012 and 2011. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2012	2011
Expected Life in Years	5.4	5.5
Expected Volatility	87%	80%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.86%	2.20%

Employee Stock Purchase Plan

The Company has reserved a total of 975 shares of common stock to be purchased under the ESPP, of which 177 shares remain available for purchase at September 30, 2012. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 110 shares during the first nine months of 2012 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services. In January 2007, BARDA/HHS awarded the Company a $102,661, four-year contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to extend the intravenous (“i.v.”) peramivir program by 12 months and to increase funding by $77,191. On February 24, 2011, the Company announced that BARDA/HHS had awarded it a $55,000 contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brings the total award from BARDA/HHS to $234,852 and extends the contract term by 24 months through December 31, 2013, providing funding through completion of Phase 3 and to support the filing of a new drug application (“NDA”) to seek regulatory approval for i.v. peramivir in the U.S.

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

The Amended and Restated Agreement is a multiple element arrangement for accounting purposes, in which the Company is required to deliver to Mundipharma both the worldwide rights to forodesine in the field of oncology and the transfer of product data and know-how to permit Mundipharma to develop and commercialize forodesine (the “Knowledge Transfer”). Without completion of the Knowledge Transfer, Mundipharma would not be able to develop and commercialize forodesine in the U.S. The Company accounted for these elements as a combined unit of accounting as they do not have stand-alone value to Mundipharma. The worldwide license rights were granted to Mundipharma on November 11, 2011. The Knowledge Transfer commenced in 2011 and was completed during the first quarter of 2012. Completion of the Knowledge Transfer concludes the Company’s obligations under the Amended and Restated Agreement and resulted in the recognition of the unamortized deferred revenue and expense of $7,766 and $1,864, respectively, in the Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2012. Recognition of these deferred amounts resulted in a $2,337 decrease in the Company’s deferred tax assets, with an equal reduction to the valuation allowance, resulting in no impact to net deferred tax assets.

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

In May 2010, the Company amended the license agreement through which the Company obtained worldwide exclusive rights to develop and ultimately distribute any drug candidates that might arise from research on a series of PNP inhibitors, including forodesine and ulodesine. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sublicenses of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments the Company may receive in the future under its license agreement dated February 1, 2006 with Mundipharma and (ii) royalties received from its sublicenses in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by the Company remains unchanged.

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

The University of Alabama at Birmingham (“UAB”). The Company currently has agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for the Company in return for research payments and license fees. UAB has granted the Company certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with the Company. The Company has agreed to pay single digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. The Company has completed the research under the UAB agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by the Company upon three months’ notice and by UAB under certain circumstances. Upon termination, both parties shall cease using the other parties’ proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between the Company and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi and Green Cross agreements, or commercializes products related to these programs, the Company will owe sublicense fees or royalties on amounts it receives.

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

Note 4— Royalty Monetization

Overview

On March 9, 2011, the Company completed a $30,000 financing transaction to monetize certain future royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from the Company the rights to market RAPIACTA® in Japan and, if approved for commercial sale, Taiwan. The Company received net proceeds of $22,691 from the transaction after transaction costs of $4,309 and the establishment of a $3,000 interest reserve account by Royalty Sub, available to help cover interest shortfalls in the future. The remaining balance in the interest reserve account of $1,742 was used to partially fund the September 2012 interest payment.

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

In September 2012, Royalty Sub paid $3,628 of interest on the PhaRMA Notes from royalty payments received from RAPIACTA® sales from the preceding four calendar quarters along with the remaining balance of the interest reserve account of $1,742. This payment resulted in an interest shortfall of $572 from the total interest amount due and payable of $4,200. As stipulated under the PhaRMA Notes Indenture, if the amounts available for payment on any Payment Date are insufficient to pay all of the interest due on a Payment Date, unless sufficient capital is contributed to Royalty Sub by the Company as permitted under the Indenture or the interest reserve account is available to make such payment, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2012, the Company began accruing interest at 14% per annum on the interest shortfall of $572. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2012 did not constitute an event of default under the PhaRMA Notes unless Royalty Sub fails to pay such unpaid interest, plus interest thereon, on or prior to the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2013.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of September 30, 2012, the aggregate fair value of the PhaRMA Notes approximate the carrying value of $30,000 since the stated rate and terms are representative of current rates and terms available to the Company. The fair value was determined by a quoted price in a not actively traded market representing Level 2 in the fair value hierarchy as defined by U. S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Mark-to-market adjustments for the three months ended September 30, 2012 and 2011 resulted in a loss of $572 and $586, respectively, and a loss of $1,531 and $2,926 for the nine months ended September 30, 2012 and 2011, respectively. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of September 30, 2012, $5,490 was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations the Company has in connection with the PhaRMA Notes, the Company has the right to terminate the Currency Hedge Agreement with respect to the currency hedge for the years 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and paying a $1,950 termination fee. If the Company terminates the hedge agreement with respect to currency hedges for 2016 through 2020, the maximum obligation under the currency hedge is $5,950, including the $1,950 termination fee.

Note 5 — Stockholders’ Equity

In June 2011, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak (“MLV”) pursuant to which the Company may issue and sell $70,000 in shares of its common stock at current market prices under a Form S-3 registration statement with MLV acting as the sales agent. Subject to the terms and conditions of the ATM Agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instruction, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay MLV an aggregate commission rate of 2% or 3% of the gross proceeds of the sales price per share of any common stock sold under the ATM Agreement depending on the number of shares sold. On June 28, 2011, the Company filed a Registration Statement on Form S-3, which became effective on July 13, 2011, for the issuance and sale of up to $70,000 of equity or other securities. During the nine months ended September 30, 2012, the Company sold an aggregate of 4,516 shares of common stock at an average per share price of $4.08 pursuant to the ATM Agreement for net proceeds of $17,811.

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

Note 6— Subsequent Events

Merger Agreement

On October 17, 2012, the Company entered into a definitive Merger Agreement (as it may be amended from time to time, the “Merger Agreement”) with Presidio Pharmaceuticals, Inc. (“Presidio”), and S Sub, Inc., a direct wholly owned subsidiary of BioCryst (“Merger Sub”). In addition, BioCryst entered into a definitive financing agreement (as it may be amended from time to time, the “Investor Financing Agreement”) with certain shareholders of Presidio (the “Investors”) providing for the Investors’ purchase of $25,000 of newly issued shares of BioCryst common stock concurrently with the closing of the Merger (the “Investor Financing”). The Merger Agreement provides, upon the terms and subject to the conditions set forth therein, for BioCryst to acquire Presidio through the merger of Merger Sub with and into Presidio (the “Merger”), with Presidio surviving the merger as a wholly owned subsidiary of BioCryst. At the time the Merger is effective, and subject, among other things, to potential adjustment based on Presidio’s working capital and the amount of financial and other advisors’ fees Presidio incurs in connection with the Merger, BioCryst will issue a total of 24,500 shares of its common stock (the “Transaction Consideration”) to Presidio’s shareholders in the Merger and to the Investors in the Investor Financing. Of the Transaction Consideration, (1) BioCryst will issue to the Investors a number of shares equal to $25,000 divided by the Additional Equity Offering Price (defined below) and (2) BioCryst will issue the remaining Transaction Consideration (the “Merger Consideration”) to holders of Presidio’s common and preferred stock, and holders of stock options, in exchange for all of the outstanding common and preferred stock and outstanding stock options of Presidio.

Subject to the terms and conditions of the Merger Agreement, BioCryst has agreed to use commercially reasonable efforts to raise at least $35,000 through one or more offerings of BioCryst common stock on commercially reasonable terms (the “Additional Equity Offering”). Completion of the Additional Equity Offering is a condition to completion of the Merger and the Investor Financing, and BioCryst will not complete the Additional Equity Offering if the Merger and Investor Financing are not completed.

The Closing will occur on the later of (1) the fifth business day after satisfaction (or waiver) of the conditions to Closing and (2) the fourth business day after the date on which BioCryst prices and secures commitments for the Additional Equity Offering. The Closing is conditioned, among other things, on: the concurrent closing of the Investor Financing and the Additional Equity Offering; BioCryst shareholder approval of the issuance of shares in connection with the transactions; material compliance by each party with all covenants; the accuracy of each party’s representations and warranties, subject to certain materiality thresholds; and an absence of injunctions or orders that prohibit or restrain the consummation of the Merger.

The Merger Agreement also provides for certain termination rights for both BioCryst and Presidio, including termination by either party if the Merger is not consummated by January 31, 2013 (unless such date is extended by mutual agreement up to April 30, 2013) or in connection with an unsolicited superior proposal. Upon termination of the Merger Agreement under specified circumstances, BioCryst or Presidio may be required to pay the other party a termination fee of $10,000.

If the Merger does not close by January 31, 2013, BioCryst is obligated to loan funds to Presidio sufficient to cover Presidio’s operating expenses, up to a maximum of $2,000 per month and $6,000 in the aggregate, until the earlier of (i) April 30, 2013 and (ii) termination of the Merger Agreement. However, if the parties have not extended the deadline for consummation of the Merger to April 30, 2013, then under certain circumstances, BioCryst’s funding obligation will continue for the remainder of the month in which either party validly provides notice of termination and the portion of the next month that is within 30 days of the termination notice.

Peramivir Phase 3 Trial Interim Analysis

On November 7, 2012, the Company announced the completion of the planned interim analysis of the peramivir Phase 3 clinical trial in patients admitted to the hospital with influenza. The difference between peramivir and control groups for the primary endpoint was small and the recalculated sample size was greater than the predefined futility boundary of 320 subjects. Based on this information, the independent data monitoring committee (“DMC”) recommended that the study be terminated for futility. No unexpected adverse events were identified and the DMC expressed no concerns about the safety of peramivir.

The goal of the interim analysis was to assess the sample size required for the primary efficacy analysis of the trial, and make adjustments to the study if necessary. Based on the DMC recommendation that the study be discontinued, the Company suspended enrollment of patients in the clinical trial. The Company plans to proceed with a full analysis of the clinical trial, and a final decision will be made following further discussions with BARDA/HHS; however, it is unlikely that peramivir development for U.S. registration will continue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding future results, performance, or achievements of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K , Quarterly Reports on Form 10-Q and Current Reports on Form 8-K See “Information Regarding Forward-Looking Statements.”

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

Our revenues are difficult to predict and depend on numerous factors, including the prevalence and severity of influenza in regions for which peramivir has received regulatory approval as well as enrollment in our phase 3 peramivir clinical trial. Furthermore, revenues related to our collaborative development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

Our operating expenses are also difficult to predict and depend on several factors. Research and development expenses, drug manufacturing, and clinical research activities depend on the ongoing requirements of our development programs, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may be able to control the timing and level of research and development and general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and/or payments.

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

Recent Corporate Highlights

Merger Agreement

On October 17, 2012, we entered into a definitive merger agreement with Presidio Pharmaceuticals, Inc. (“Presidio”). In addition, we entered into a definitive financing agreement with certain shareholders of Presidio (the “Investors”) for the purchase of $25.0 million of newly issued shares of our common stock concurrently with the closing of the merger (the “Investor Financing”). At the time the merger is effective, we will issue a total of 24.5 million shares of our common stock (the “Transaction Consideration”) to Presidio shareholders and to the Investors. Of the Transaction Consideration, we will issue to the Investors a number of shares of our common stock equal to $25.0 million divided by the per share price of the Additional Equity Offering (defined below) and (2) we will issue the remaining Transaction Consideration to holders of Presidio’s common and preferred stock, and holders of stock options, in exchange for all of the outstanding common and preferred stock and outstanding stock options of Presidio.

Subject to the terms and conditions of the Merger Agreement, we have agreed to use commercially reasonable efforts to raise at least $35.0 million through one or more offerings of our common stock on commercially reasonable terms (the “Additional Equity Offering”). Completion of the Additional Equity Offering is a condition to completion of the Merger and the Investor Financing, and we will not complete the Additional Equity Offering if the Merger and Investor Financing are not completed. See Item 1-Financial Statements-Note 6, Subsequent Events of this Quarterly Report for a further description of this transaction and related financing.

Peramivir and RAPIACTA® Royalty Monetization

On November 7, 2012, we announced the completion of the planned interim analysis of the peramivir Phase 3 clinical trial in patients admitted to the hospital with influenza. The difference between peramivir and control groups for the primary endpoint was small and the recalculated sample size was greater than the predefined futility boundary of 320 subjects. Based on this information, the independent data monitoring committee (“DMC”) recommended that the study be terminated for futility. No unexpected adverse events were identified and the DMC expressed no concerns about the safety of peramivir.

The goal of the interim analysis was to assess the sample size required for the primary efficacy analysis of the trial, and make adjustments to the study if necessary. Based on the DMC recommendation that the study be discontinued, we suspended enrollment of patients in the clinical trial. We plan to proceed with a full analysis of the clinical trial, and a final decision will be made following further discussions with BARDA/HHS; however, it is unlikely that peramivir development for U.S. registration will continue.

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

In September 2012, Royalty Sub paid $3.6 million of interest on the PhaRMA Notes from royalty payments received from RAPIACTA® sales from the preceding four calendar quarters along with the remaining balance of the interest reserve account of $1.7 million. This payment was not sufficient to cover all interest and maintenance fees and therefore resulted in an interest shortfall of $0.6 million. As stipulated under the PhaRMA Notes indenture, if the amounts available for payment are insufficient to pay all of the interest due on a Payment Date, unless sufficient capital is contributed to Royalty Sub by the Company as permitted under the indenture or the interest reserve account is available to make such payment, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2012, we began accruing interest at 14% per annum on the interest shortfall of $0.6 million. Under the terms of the indenture relating to the PhaRMA Notes, Royalty Sub’s inability to pay the full amount of interest payable in September 2012 did not constitute an event of default under the PhaRMA Notes unless Royalty Sub fails to pay such unpaid interest, plus interest thereon, on or prior to the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2013. Based on sales forecasts of RAPIACTA® provided to us by Shionogi, we currently estimate sufficient royalties will be received to fund the September 2012 interest shortfall prior to September 1, 2013, however, no assurances can be given that these royalties will be sufficient to cover all obligations associated with the interest shortfall and that payment will occur prior to the occurrence of an event of default under the PhaRMA notes indenture.

In association with the PhaRMA Notes, we entered into a “Currency Hedge Agreement” to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under this agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2014 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations we have in connection with the PhaRMA Notes, we have the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and paying a $2.0 million termination fee. Because of our obligation to maintain the currency hedge or a replacement currency hedge arrangement meeting specific criteria while the PhaRMA Notes are outstanding, we may not be able to terminate the currency hedge agreement pursuant to these termination provisions. As a result, we could begin to incur significant premium costs associated with the currency hedge agreement beginning in 2014. As of September 30, 2012, the U.S. dollar was worth less than 100 yen. Even if we are able to enter into a replacement currency hedge arrangement, we might incur significant premium costs associated with that currency hedge arrangement and we could also be required to make termination payments to the currency hedge provider under the existing currency hedge agreement, which cost and payments could be significant. In advance of the May 18, 2014 termination date, we have a limitation on the maximum hedge collateral of approximately $5.9 million. The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark-to-market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the nine months ended September 30, 2012 resulted in a $1.5 million hedge loss and we posted $5.5 million in collateral based on defined thresholds in since the inception of the agreement. Our operating results will continue to be impacted by mark-to-market adjustments while the Currency Hedge Agreement remains in effect.

Royalty revenue paid by Shionogi on their RAPIACTA® product sales is subject to returns. Prior to the third quarter of 2012, we did not have sufficient historical experience to reasonably estimate product returns and therefore could not reasonably record the underlying revenue. As of June 30, 2012, we deferred recognition of all RAPIACTA® royalty revenue from Shionogi sales in 2011 and the first six months of 2012. During the third quarter of 2012, and after the completion of the 2011/2012 flu season in Japan, we obtained sufficient historical information to reasonably estimate product returns and recognized royalty revenue of $2.8 million, net of an allowance for estimated returns. Prospectively, we expect to have sufficient information to recognize royalty revenue on a quarterly basis, net of an allowance of estimated returns.

Ulodesine

We are continuing partnering discussions regarding our Phase 3 ready gout treatment, ulodesine; however, it is difficult to predict when these discussion will conclude. We do not plan to initiate a Phase 3 program on our own so securing a partner remains a priority.

On July 24, 2012, we reported favorable 52-week results from the extension phase of our randomized Phase 2b trial of ulodesine added to allopurinol in patients with gout who had failed to reach the serum uric acid (“sUA”) therapeutic goal of <6 mg/dL on allopurinol alone, as well as positive Phase 2 safety results in patients with mild- to moderate-renal impairment. The results of the safety extension confirm that ulodesine was generally safe and well-tolerated. No clinical adverse event signals were observed that distinguished ulodesine from placebo, either by type or by rate at the doses tested. No opportunistic or unusual infections were observed and no signal for possible liver toxicities was detected. No fatal or life-threatening adverse events were observed in any of the treatment groups. Patients responded favorably to a vaccine challenge at 16 or 20 weeks of ulodesine treatment, confirming that patients maintained their ability to generate a healthy immune response, similar to patients who received placebo. Patients demonstrated a durable response to ulodesine over one year of treatment, with response rates at the end of the trial similar to those reported from the primary efficacy analysis at 12 weeks. In addition, we completed the Scientific Advice Process with the European Medicines Agency (“EMA”) and received feedback regarding the phase 3 development plan in the third quarter of 2012.

In April 2012, we held an End of Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) regarding the ulodesine gout program, which included discussions around the proposed Phase 3 program for the drug candidate’s continued development. It is anticipated that ulodesine will be evaluated in Phase 3 testing as add-on treatment to the approved xanthine oxidase (“XO”) inhibitor allopurinol, in gout patients who are not adequately responding to a XO inhibitor alone. The primary efficacy end point is expected to be the portion of patients with sUA level that is < 6.0 mg/dL following six months of study drug administration. The proposed Phase 3 clinical trial plan anticipates enrollment of approximately 1,800 patients and 12 months of study drug exposure. We have incorporated advice received during this meeting into our Phase 3 plan for the future development of ulodesine.

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

The Amended and Restated Agreement is a multiple element arrangement for accounting purposes, in which we were required to deliver to Mundipharma both the worldwide rights to forodesine and the transfer of product data and know-how to permit Mundipharma to develop and commercialize forodesine (the “Knowledge Transfer”). Without completion of the Knowledge Transfer, Mundipharma would not be able to develop and commercialize forodesine in the U.S. We have accounted for these elements as a combined unit of accounting as neither one has stand-alone value to Mundipharma. The world-wide license rights were granted to Mundipharma on November 11, 2011. The Knowledge Transfer commenced in the fourth quarter of 2011 and was completed during the first quarter of 2012. Completion of the Knowledge Transfer concludes our obligations under the Amended and Restated Agreement and results in the recognition of the unamortized deferred revenue and expense of $7.8 million and $1.9 million, respectively, in our Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2012. Recognition of these deferred amounts resulted in a $2.3 million decrease in our deferred tax assets, with an equal reduction to the valuation allowance, resulting in no impact to net deferred tax assets.

Preclinical Compounds

Our leading pre-clinical compounds include BCX4161, a novel serine protease inhibitor targeting plasma kallikrein with potential as an oral prophylactic drug for hereditary angioedema, and BCX5191, a novel adenine nucleoside analog targeting viral RNA polymerase for the potential treatment of hepatitis C. In August 2012, we announced the completion of Investigational New Drug application (“IND”) IND-enabling nonclinical safety studies of BCX5191 for hepatitis C and BCX4161 for hereditary angioedema. We are completing Phase 1 planning for BCX4161 and will determine whether to continue development of BCX5191 based on the results of the planned pre-clinical studies. In October 2012, we announced the withdrawal of our IND for, BCX5191, following a discussion with the FDA. The FDA indicated concerns regarding the preclinical toxicity profile of BCX5191 at exposure levels that they believe are likely to be necessary to reduce viral load in patients infected with the hepatitis C virus (“HCV”). We continue to believe that BCX5191 may be distinct from other nucleosides in exhibiting antiviral potency in-human at significantly lower doses than other nucleosides in development based on preclinical results, and will therefore conduct additional preclinical studies to determine if low doses (i.e. doses that are not associated with toxicity in animals) exhibit meaningful viral load reductions in HCV infected animals. We will then determine whether to continue development of BCX5191, based on the results of these studies. The BCX4161 program remains on track for the initiation of first-in-human trials before the end of 2012. The main success factors for the BCX4161 Phase 1 trial will be to demonstrate safety, adequate drug exposure via oral administration and pharmacodynamic effect on kallikrein inhibition.

In March 2012, we reported that we filed a suggestion with the United States Patent & Trademark Office (“USPTO”) to declare an interference to remedy the apparent error made by the USPTO when it issued U.S. Patent 8,119,607 to Biota Holdings Limited containing a claim that covers the structure of BCX5191, a BioCryst-discovered nucleoside analog hepatitis C viral RNA polymerase (NS5B) inhibitor. BioCryst’s patent application covering BCX5191 is PCT/US2008/050929, having an international filing date of January 11, 2008 and claiming priority to U.S. Provisional Application Number 60/880,278, dated January 12, 2007, and was filed approximately 18 months prior to Biota’s application. At least with respect to the hepatitis C inhibitor BCX5191, discovered and being developed by BioCryst, the Company believes the Biota patent was improvidently granted by the USPTO. Before considering our suggestion for interference, the USPTO must deem our claim allowable under the standard patent prosecution process. In May 2012, the USPTO issued a non-final rejection with respect to our revised claims. A response on behalf of BioCryst, which we expect to address the patent examiner’s objections, is due no later than mid-November, 2012.

Results of Operations (three months ended September 30, 2012 compared to the three months ended September 30, 2011)

For the three months ended September 30, 2012, total revenues increased to $5.8 million compared to $5.2 million for the three months ended September 30, 2011. Revenue in the third quarter of 2012 consisted of $2.8 million of royalty revenue from Shionogi sales of RAPIACTA®, $2.7 million of reimbursement of collaborative expenses from BARDA/HHS related to the continued development of i.v. peramivir development program and $0.3 million associated with collaborative revenue amortization from other corporate partnerships. BARDA/HHS revenue decreased during the third quarter of 2012 related to a decrease in reimbursable peramivir expenses resulting from less peramivir development activity, including lower enrollment under the 301 clinical trial as compared to the third quarter of 2011. The recognition of RAPIACTA® royalty revenue had no impact on the Company’s cash balance, as the underlying royalty payments are directed exclusively to pay interest expense on the Company’s non-recourse notes payable. Revenues in the third quarter of 2011 consisted of $4.6 million of reimbursement of collaborative expenses from BARDA/HHS related to the continued development of i.v. peramivir program and $0.6 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development (“R&D”) expenses decreased to $12.1 million for the third quarter of 2012 from $15.1 million in the third quarter of 2011. R&D expenses in the third quarter of 2012, as compared with the prior year, reflect decreased spending on our ulodesine program for the treatment of gout due to the completion of certain Phase 2 trials, as well as our peramivir program described above and increased spending on our pre-clinical compounds (primarily BCX4161 and BCX5191).

General and administrative expenses decreased to $1.6 million for the third quarter of 2012 compared to $3.0 million in the third quarter of 2011. The decrease of $1.4 million is primarily the result of costs incurred in 2011 relating to the transition of our headquarters to Durham, North Carolina, as well as lower third-party professional expenses in 2012 associated with the continued realization of cost containment measures. The third quarter of 2012 reflects the third consecutive quarter whereby we have decreased general and administrative expenses by approximately 50%, as compared to quarters in 2011.

Interest expense related to the non-recourse notes issued in conjunction with the peramivir royalty monetization transaction in March 2011 was $1.2 million in the third quarter of both 2012 and 2011. In addition, a mark-to-market loss of $0.6 million was recognized in the third quarter of both 2012 and 2011 related to our foreign currency hedge, resulting from changes in the U.S. dollar/Japanese yen exchange rate.

Results of Operations (nine months ended September 30, 2012 compared to the nine months ended September 30, 2011)

        For the nine months ended September 30, 2012, total revenues increased to $22.2 million compared to $14.4 million for the nine months ended September 30, 2011. Revenues in the first nine months of 2012 included the recognition of $7.8 million of previously deferred revenue associated with the Amended and Restated License and Development Agreement with Mundipharma. The recognition of this revenue and the related expense (noted below) did not impact the Company’s cash balance. The remaining revenue consisted of $2.8 million of royalty revenue from Shionogi sales of RAPIACTA, $10.7 million of reimbursement of collaborative expenses from BARDA/HHS related to the continued development of i.v. peramivir and $0.9 million associated with collaborative revenue amortization from other corporate partnerships. BARDA/HHS revenue decreased in the nine months ended September 30, 2012 compared to the prior year period due to decreased development activity associated with the peramivir program and is largely determined by enrollment in the ongoing 301 clinical trial in 2012. Revenues in the first nine months of 2011 consisted of $12.4 million of reimbursement of collaborative expenses from BARDA/HHS related to the continued development of i.v. peramivir and $2.0 million associated with collaborative revenue amortization from other corporate partnerships.

R&D expenses decreased to $40.4 million for the first nine months of 2012 from $43.0 million in the same nine months of the prior year. Approximately $1.9 million of the 2012 R&D expense resulted from the recognition of previously deferred expenses associated with the Amended and Restated License and Development Agreement with Mundipharma. The remaining 2012 R&D expenses, compared with the prior year, reflect decreased spending associated with our ulodesine and peramivir programs partially offset by increased spending on our pre-clinical compounds (primarily BCX4161 and BCX5191). In connection with the Amended and Restated License and Development Agreement with Mundipharma, and the Knowledge Transfer that occurred in the first quarter of 2012, we should not incur any significant forodesine costs in the future.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
R&D expenses by program:
Ulodesine	$2,698	$5,149	$8,175	$15,624
Peramivir	2,373	4,707	10,001	12,225
Forodesine	—	479	2,176	1,573
BCX4161	2,306	1,667	6,593	4,628
BCX5191	2,590	685	6,857	1,044
Other research, preclinical and development costs	2,105	2,414	6,572	7,948

Total R&D expenses	$12,072	$15,101	$40,374	$43,042

General and administrative expenses decreased to $4.9 million for the first nine months of 2012 compared to $9.9 million in the same period of the prior year. The decrease of $5.0 million is primarily the result of costs incurred in 2011 relating to the transition of our headquarters to Durham, North Carolina, as well as lower third-party professional expenses in 2012 associated with the continued realization of cost containment measures.

Interest expense related to the non-recourse notes issued in conjunction with the peramivir royalty monetization transaction in March 2011 increased to $3.5 million in the first nine months of 2012 compared to $2.6 million in the first nine months of 2011, due to recognizing a full nine month period of interest expense in 2012 compared to a partial nine month period in 2011. In addition, a mark-to-market loss of $1.5 million was recognized in the first nine months of 2012 related to our foreign currency hedge, compared to a mark-to-market loss of $2.9 million in the first nine months in the prior year, resulting from changes in the U.S. dollar/Japanese yen exchange rate.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2012 operating expense to exceed our 2012 revenue. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including government contracts; and to a lesser extent, the PhaRMA Notes financing. On February 24, 2011, we announced that BARDA/HHS had awarded us a $55.0 million contract modification intended to fund completion of the Phase 3 development of i.v. peramivir, bringing the total award from BARDA/HHS to $234.8 million and extending the contract term by 24 months through December 2013. On November 7, 2012, we announced the planned interim analysis of the peramivir 301 clinical trial was greater than the predefined futility boundary and patient enrollment was suspended. This event will influence the amount of future funding under the BARDA/HHS contract. On March 9, 2011, we completed a $30.0 million non-recourse debt financing transaction designed to monetize certain future royalty and milestone payments under our license agreement with Shionogi. We received net proceeds from this transaction of approximately $22.7 million, excluding hedge collateral posted subsequent to the closing of the transaction. In June 2011, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak (“MLV”) pursuant to which we may issue and sell $70.0 million in shares of our common stock at current market prices under a Form S-3 registration statement with MLV acting as the sales agent. As of September 30, 2012, we have sold an aggregate of 5.0 million shares of common stock at an average per share price of $3.96 pursuant to the ATM Agreement for net proceeds of $18.9 million.

Other sources of funding have included the following:

•	other collaborative and other research and development agreements;

•	government grants;

•	equipment lease financing;

•	facility leases;

•	research grants; and

•	interest income.

As of September 30, 2012, we had net working capital of $34.0 million, an increase of approximately $7.4 million from $26.6 million at December 31, 2011. The increase in working capital was principally due to $17.8 million in net proceeds derived from the sale of common stock through offerings under the ATM Agreement through our Form S-3 shelf registration, the recognition of $10.6 million of deferred revenue (consisting of $7.8 million associated with the Amended and Restated Mundipharma Agreement and $2.8 million associated with Shionogi royalties; neither transaction impacted our cash balance), partially offset by funding of our normal operating expenses associated with the development of our drug candidates and $2.0 million in cash collateral posted against foreign currency losses. Our principal sources of liquidity at September 30, 2012 were approximately $24.3 million in cash and cash equivalents; approximately $19.6 million in investments considered available-for-sale; and approximately $3.8 million in BARDA/HHS receivables. Based upon our current trends and planned operations, we project our 2012 operating cash utilization to be in the range of $37 million to $43 million, excluding the impact of the pending merger with Presidio.

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

We plan to finance our needs principally from the following:

•	payments for work performed under our contract with BARDA/HHS;

•	our existing capital resources and interest earned on that capital;

•	payments under collaborative and licensing agreements with corporate partners; and

•	lease or loan financing and future public or private equity financing.

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

With the funds available at September 30, 2012 and future amounts that are expected to be received from BARDA/HHS, we believe these resources will be sufficient to fund our operations at least through 2013. Additionally, the successful completion of the merger with Presidio and related financing will generate an estimated $60 million in available funding for the combined company. The pending merger and associated closing of additional financing have not been considered when assessing the period of time for which we are able to fund our operations.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	our ability to perform under the contract with BARDA/HHS and receive reimbursement for performance under the contract;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain drug candidates or a decision to build or expand internal development and commercial capabilities;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and evaluate drug candidates;

•	our ability to engage sites and enroll subjects in our clinical trials (dependent upon final determination of the results of the interim analysis);

•	the scope of manufacturing of our drug candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development of our drug candidates;

•	the scope of manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•

the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

•	· Completion of our planned merger with Presidio and any equity offering.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current drug candidates and we may seek to raise capital at any time we deem market conditions to be favorable. Additional funding, whether through additional sales of equity or debt securities or collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and from the BARDA/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates as well as rate of reimbursement by BARDA/HHS of our peramivir expenses. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our drug candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our drug candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; and the level of required administrative support for our daily operations.

Off-Balance Sheet Arrangements

As of September 30, 2012, we are not involved in any unconsolidated entities or off-balance sheet arrangements.

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

Royalty revenue paid by Shionogi on their RAPIACTA® product sales is subject to returns. Prior to the third quarter of 2012, we did not have sufficient historical experience to reasonably estimate product returns, and therefore, could not reasonably record the underlying revenue. As of June 30, 2012, we deferred recognition of all RAPIACTA® royalty revenue from Shionogi sales in 2011 and the first six months of 2012. During the third quarter of 2012 and after the completion of the 2011/2012 flu season in Japan, we obtained sufficient historical information to reasonably estimate product returns and recognized royalty revenue of $2.8 million, net of an allowance for estimated returns. Prospectively, we expect to have sufficient information to recognize royalty revenue on a quarterly basis, net of an allowance of estimated returns.

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

At September 30, 2012, we had deferred collaboration expenses of approximately $5.5 million. These deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners, and other consideration to our academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark-to-market adjustments will be recognized in our Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments for the nine months ended September 30, 2012 resulted in a $1.5 million loss. Mark-to-market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds and as of September 30, 2012, $5.5 million was posted under the agreement.

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

These forward-looking statements include, but are not limited to, statements about the planned Merger with Presidio, including without limitation:

•	the ability to consummate the Merger and related transactions;

•	contractual restrictions while the Merger and related transactions are pending;

•	the ability to consummate the Additional Equity Offering on commercially reasonable terms or at prices equal to or exceeding the currently prevailing price for our common stock;

•	disruptions from the pending Merger and related transactions;

•	costs relating to the Merger and related transactions;

•	the outcome of any legal proceedings that may be instituted against us or Presidio;

•

the integration of our and Presidio, which may prove more challenging than anticipated, or the anticipated benefits of the merger, which may not be achieved, or may be achieved less rapidly than anticipated;

•	the ability to retain key employees;

•	the development and commercialization of the compounds acquired with Presidio, which may not be successful; and

•

risks relating to any unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, economic performance, indebtedness, financial condition, losses and future prospects, business and management strategies or the expansion and growth of Presidio’s operations.

These forward-looking statements also include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts;

•	the potential funding from our contract with BARDA/HHS for the development of peramivir;

•	the potential for a stockpiling order or profit from any order for peramivir;

•	the potential use of peramivir as a treatment for H1N1 flu (or other strains of flu);

•	the further preclinical or clinical development and commercialization of our drug candidates, including peramivir, forodesine and other PNP inhibitor and hepatitis C development programs;

•	the implementation of our business model, strategic plans for our business, drug candidates and technology;

•	our ability to establish and maintain collaborations;

•	plans, programs, progress and potential success of our collaborations, including Mundipharma for forodesine and Shionogi and Green Cross for peramivir;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	our plans and expectations with respect to the Merger, the Investor Financing, and the Additional Equity Offering;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Relating to the Merger

We will be subject to various contractual restrictions while the Merger and the Investment Financing are pending that may cause disruption and could adversely affect our financial results.

The Merger Agreement restricts us, without Presidio’s consent, from taking certain specified actions while the Merger is pending. Although we have negotiated certain exceptions to these restrictions, including an exception for licensing transactions related to ulodesine and certain in-licensing transactions that meet certain preapproved parameters, these restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement. Because we and Presidio do not expect to complete the Merger and Investor Financing until the fourth quarter of 2012 or the first quarter of 2013, we expect to operate under these restrictions for a significant period of time.

The Merger and the Investment Financing are subject to the satisfaction of a number of closing conditions, including the consummation of the Additional Equity Offering on commercially reasonable terms. Any delay in consummating the Additional Equity Offering, or the failure to consummate the Additional Equity Offering on commercially reasonable terms, may jeopardize or postpone the Merger and the Investment Financing, result in additional expense or reduce the anticipated benefits of the Merger and the Investment Financing.

The Merger and the Investment Financing are subject to the satisfaction of a number of conditions beyond the control of us and Presidio that may prevent, delay or otherwise materially adversely affect their completion. Among other things, we must consummate one or more offerings of common stock by January 31, 2013, the aggregate proceeds of which must equal at least $35.0 million, on commercially reasonable terms. If such offering or offerings are not consummated and at least $35.0 million in aggregate proceeds are not obtained by January 31, 2013, neither we nor Presidio will be obligated to complete the Merger and the Investment Financing.

Our ability to complete the Additional Equity Offering on commercially reasonable terms is dependent on market conditions and factors which may be beyond our control, including:

•	actual or anticipated fluctuations in our or Presidio’s operating results;

•	changes in earnings estimated by securities analysts or our ability to meet those estimates;

•	the operating and stock price of comparable biotechnology companies;

•	changes to the regulatory and legal environment under which we or Presidio operate; and

•	domestic and worldwide economic conditions.

We intend to file with the SEC a registration statement on Form S-3 to register the shares of our common stock that will be offered and sold in the Additional Equity Offering. We cannot assure you when the SEC will declare this registration statement effective, if at all. A delay in the filing or effectiveness of this registration statement will delay the consummation of the Additional Equity Offering and could cause the Additional Equity Offering to be completed at a price per share lower than the current market price of our common stock.

We and Presidio cannot predict whether and when conditions to the Merger and the Investor Financing will be satisfied. Any delay in completing the Merger and the Investor Financing may significantly reduce the anticipated benefits that we and Presidio expect to achieve if we successfully complete the Merger and the Investor Financing within the expected time frame and integrate the respective businesses. In addition, if the parties elect not to terminate the Merger Agreement, we will be obligated to advance up to $2 million in funds to Presidio, and up to $6 million in aggregate, until the Merger and the Investor Financing can be consummated.

We cannot predict the price at which the Additional Equity Offering will be consummated, and the Merger Agreement does not set a floor on the price of the Additional Equity Offering, other than that the terms must be commercially reasonable. If the Additional Equity Offering is consummated at a price that is lower than the currently prevailing price for our common stock, the price of our common stock may decline and our stockholders will, as a result, have a lower ownership and voting stake in the combined company.

Failure to complete the Merger and the Investor Financing or delays in completing the Merger and the Investor Financing could negatively affect the price of our common stock and our future business and operations.

If the Merger and the Investor Financing are not completed for any reason, we may be subject to a number of material risks, including the following:

•	we may not realize the benefits expected from the Merger and the Investor Financing, including a potentially enhanced financial and competitive position;

•	the price of our common stock may decline to the extent that the current market price of these securities reflects a market assumption that the Merger and the Investor Financing will be completed; and

•	some costs relating to the Merger and the Investor Financing must be paid even if the Merger and the Investor Financing are not completed.

We could be subject to litigation related to the Merger and the Investor Financing or any failure to complete or delay in the completion of the Merger and the Investor Financing or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement and the Investor Financing Agreement. If the Merger and the Investor Financing are not completed, these risks may materialize and may adversely affect our business, financial results and stock price.

The proposed Merger between us and Presidio and the Investor Financing may adversely affect our or Presidio’s operations and financial performance.

The announcement of the proposed Merger of us and Presidio and the Investor Financing may result in the loss of key employees, suppliers and customers. The demand on the time of the management of the companies and the companies’ resources relating to consummation of the Merger and integration planning and the consummation of the Investor Financing may interfere with day-to-day oversight of operations. As a result, the companies’ operations and financial performance could be adversely affected while they prepare for the Merger and the Investor Financing or in future periods should the Merger and the Investor Financing not occur.

The Merger Agreement limits our ability to pursue alternatives to the transaction.

The Merger Agreement contains non-solicitation provisions whereby, subject to limited exceptions, we agreed that we, our subsidiaries and our representatives will not, directly or indirectly:

•	solicit, initiate or knowingly encourage or facilitate the making or consummation of a takeover proposal or an acquisition proposal;

•

enter into, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any person any non-public information in connection with or otherwise cooperate with, any takeover proposal or acquisition proposal;

•	waive, terminate, modify or fail to enforce any provision of any “standstill” or similar obligation of any person other than Presidio;

•

take any action to make the provisions of any anti-takeover statute or regulation or anti-takeover provisions in our organizational documents inapplicable to any takeover proposal or acquisition proposal; or

•	resolve, propose or agree to do any of the foregoing actions.

Each of us and Presidio required the other party to agree to these provisions as a condition to their respective willingness to enter into the Merger Agreement.

In addition, the Merger Agreement provides that if the Merger Agreement is terminated under specified circumstances, we will be required to pay Presidio a termination fee of $10 million, including (1) if our Board of Directors terminates the Merger Agreement in response to a superior proposal or (2) if a takeover proposal has been made, or a bona fide intention to make a takeover proposal has been communicated to us, and such takeover proposal has not been withdrawn, and either (A) we or Presidio terminate the Merger Agreement due to our stockholder approval not having been obtained, provided that all conditions have been satisfied other than either or both of the receipt of our stockholder approval and the closing of the Additional Equity Offering or (B) we terminate the Merger Agreement due to the consummation of the Merger not having occurred prior to the drop dead date, provided that all conditions have been satisfied other than our stockholder approval of the issuance of shares of our common stock pursuant to the Merger Agreement, Investor Financing Agreement, and Additional Equity Offering, and thereafter, we entered into a takeover proposal within nine months of such termination and subsequently consummated such takeover proposal.

These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if it was prepared to pay consideration with a higher per share market price than the expected value of us following the closing of the Merger and the Investor Financing, or it might result in a potential acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

Because the market price of shares of our common stock will fluctuate and the Transaction Consideration will not be adjusted to reflect such fluctuations, the consideration paid by us may be higher than expected.

The Merger Agreement and the Investor Financing Agreement provide for us to issue 24.5 million shares to Presidio stockholders in the Merger and to the investors in the Investor Financing, subject to certain adjustments. The number of shares of our common stock to be issued in exchange for each share of Presidio preferred or common stock and in exchange for the Investor Financing will not change to reflect changes in the market price of our common stock. The market price of our common stock at the time of completion of the Merger and the Investor Financing may vary significantly from the market prices of our common stock on the date the Merger Agreement and the Investor Financing Agreement were executed and the date of our stockholder approval.

In addition, we and Presidio might not complete the Merger and the Investor Financing until a significant period of time has passed after our stockholder approval. Because we will not adjust the Transaction Consideration to reflect any changes in the market value of our common stock, the market value of our common stock issued in connection with the Merger and the Investor Financing may be higher or lower than the values of those shares on earlier dates. Stock price changes may result from market reaction to the announcement of the Merger and the Investor Financing and market assessment of the likelihood that the Merger and the Investor Financing will be completed, changes in the business, operations or prospects of us or Presidio prior to or following the Merger and the Investor Financing, litigation or regulatory considerations, general business, market, industry or economic conditions and other factors both within and beyond the control of us and Presidio. Neither we nor Presidio is permitted to terminate the Merger Agreement or the Investor Financing Agreement solely because of changes in the market price of our common stock.

Our current stockholders will have a reduced ownership and voting interest in the combined company after the Merger and the Investor Financing.

We will issue or reserve for issuance shares of our common stock in the Merger and the Investor Financing, plus we will issue shares of our common stock upon the closing of the Additional Equity Offering.

Our stockholders currently have the right to vote for directors and on other matters affecting us. When the Merger and the Investor Financing close, assuming that our current stockholders do not purchase shares in the Additional Equity Offering, each of our current stockholders other than Baker Brothers will have a percentage ownership of the combined company that will be smaller than the stockholder’s percentage ownership of us prior to the Merger and the Investor Financing. As a result of these reduced ownership percentages, our current stockholders, except for Baker Brothers, will have less voting power in the combined company than they now have with respect to us.

Because Baker Brothers is a stockholder of both us and Presidio and will participate in the Investor Financing, its percentage ownership of the combined company will be larger than its current percentage ownership of our common stock. Felix J. Baker, who is a managing member of Baker Bros. Advisors, LLC, is a current director of Presidio and will be appointed to the Board of the combined company. In addition, Baker Brothers will have a contractual right to nominate a tenth director to the board of directors of the combined company during the first year following the closing so long as it owns at least 20% of the combined company’s issued and outstanding common stock.

We will record goodwill and in-process research and development that could become impaired and adversely affect our operating results.

Accounting standards in the United States require that one party to the transaction be identified as the acquirer. In accordance with these standards, the transaction will be accounted for as an acquisition of Presidio stock by us and will follow the acquisition method of accounting for business combinations. The assets and liabilities of Presidio will be consolidated with our assets and liabilities. The excess of the purchase price over the fair values of Presidio’s assets and liabilities, including in-process research and development, will be recorded as goodwill.

The amount of goodwill, which is not expected to be material, will not be amortized to earnings, but instead will be reviewed for impairment at least annually, absent any indicators of impairment. Goodwill is required to be reviewed for impairment for each reporting unit. As part of an annual impairment assessment, a qualitative assessment of goodwill must be performed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on the qualitative assessment, a quantitative assessment is deemed necessary, goodwill would be screened for impairment, which would include an allocation of goodwill to the applicable reporting unit and a comparison of its fair value with the carrying amount, including goodwill. If an impairment is deemed to have occurred, the amount is measured and recorded as a charge in an amount equal to the excess, if any, of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. Such a potential impairment could result in a material charge that would have a material impact on the future operating results and consolidated balance sheet of the combined company following the transaction.

In addition, we will have to record the in-process research and development acquired from Presidio as an intangible asset on the acquisition date, subject to impairment until completion. If the research and development projects acquired from Presidio are completed, the acquired assets will be amortized over time, which will reduce our earnings from such assets. If the acquired in-process research and development projects are abandoned, we will have to write off these assets. Such a write-off could result in a material charge that would have a material impact on the future operating results and consolidated balance sheet of the combined company following the transaction.

Presidio stockholders may decide to sell our common stock received in the Merger or the Investor Financing, which could cause a decline in the market prices of our common stock.

We will have approximately 75.4 million shares of common stock outstanding following the closing of the Merger and the Investor Financing, excluding shares issued in the Additional Equity Offering. Of this amount, the 24.5 million shares of our common stock issued in the Merger or the Investor Financing will be subject to lock-up restrictions for 90 days. The lock-up will lapse on a portion of the shares every 30 days thereafter until all of the shares are freely tradeable 180 days after closing of the Merger. Once the lock-up expires, Presidio stockholders who received our shares in the Merger or the Investor Financing may sell some or all of their shares. These sales, or the prospects of such sales in the future, could adversely affect the market price for, and the ability to sell in the market, shares of our common stock before and after the Merger and the Investor Financing are completed.

Risks Relating to the Combined Company

We will incur transaction, integration and restructuring costs in connection with the transaction; these costs may be higher than expected.

We expect to incur fees and costs related to the transaction. Specifically, we expect to incur approximately $9.5 million for costs related to the transaction, including the $3.5 million of Presidio’s financial advisor, legal and accounting costs that we have agreed to pay, contingent upon the closing of the Merger. These costs will be recorded as expenses. In addition, if the transaction is completed, we will incur integration costs following the completion of the transaction as we integrate our business with the business of Presidio. We cannot give any assurance that the realization of synergies related to the integration of our research and development efforts and the research and development efforts of Presidio will offset incremental transaction and integration costs in the near term, if at all.

The combined company may fail to realize some or all of the anticipated cost savings, growth opportunities and synergies and other benefits of the transaction, which could adversely affect the value of your BioCryst common stock.

We and Presidio currently operate as separate companies. The success of the transaction will depend, in part, on our ability to realize anticipated research and development synergies and growth opportunities from combining the businesses. The achievement of the anticipated benefits of the transaction is subject to a number of uncertainties, including whether we integrate Presidio in an efficient and effective manner, whether we retain key Presidio employees, the success of Presidio’s potential drug candidates and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact the combined company’s business, financial condition and operating results. If the combined company is not able to successfully achieve these objectives, the anticipated research and development synergies and growth opportunities may not be realized fully or at all, or may take longer to realize than expected.

It is possible that the integration process could take longer or be more costly than anticipated or could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our and Presidio’s ability to maintain relationships with current and potential partners and customers and with employees or to achieve the anticipated benefits of the transaction. Integration efforts between the two companies will also divert management attention and resources. An inability to realize the full extent of, or any of, the anticipated benefits of the transaction, as well as any delays encountered in the integration process, could have an adverse effect on the combined company’s business and results of operations, which may affect the value of your BioCryst shares after the completion of the transaction.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual sales and research and development synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, it may be unable to successfully integrate Presidio’s operations into our own, or to realize the anticipated benefits of the integration of the two companies.

Following the closing of the Merger and the Investor Financing, the combined company may be unable to retain key employees.

Our success after the Merger and the Investor Financing will depend in part upon our ability to retain our key employee and those of Presidio. We and Presidio have agreed that ten percent of the Merger Consideration will be set aside in a management success and retention plan for certain Presidio officers, employees and consultants. Nevertheless, key employees of either company may depart either before or after the transaction because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the transaction. Accordingly, no assurance can be given that we, Presidio and, following the transaction, the combined company will be able to retain key employees to the same extent as in the past.

The development and commercialization of the compounds acquired from Presidio may not be successful.

To receive the regulatory approvals necessary for the sale of drug candidates acquired from Presidio, the combined company or its partners must demonstrate through preclinical studies and clinical trials that such drug candidates are safe and effective. The clinical trial process is complex and uncertain. Because of the cost and duration of clinical trials, the combined company may decide to discontinue development of drug candidates acquired from Presidio that are unlikely to show good results in the trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have a reasonable commercial potential. The combined company may suffer significant setbacks in pivotal clinical trials with respect to compounds acquired from Presidio, even after earlier clinical trials show promising results. Clinical trials may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any drug candidates acquired from Presidio may produce undesirable side effects in humans. These side effects could cause the combined company or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the drug candidate for any targeted indications. The combined company, its partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if it or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that drug candidates acquired from Presidio are safe or effective and have acceptable commercial viability.

Clinical trials are lengthy and expensive. The combined company or its partners incur substantial expense for, and devote significant time to, preclinical testing and clinical trials of compounds acquired from Presidio, yet cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrollment. Delays in patient enrollment can result in increased costs and longer development times. Even if the combined company or its partners successfully complete clinical trials for drug candidates acquired from Presidio, it or its partners might not file the required regulatory submissions in a timely manner and may not receive regulatory approval for the drug candidate.

Progression of the drug products acquired from Presidio through the clinical development process is dependent upon trials indicating that the drugs have adequate safety profiles and show positive therapeutic effects in the patients being treated by achieving pre-determined endpoints according to the trial protocols. Failure to achieve either of these could result in delays in such trials or even require the performance of additional unplanned trials. This could result in delays in the development of the drug candidates acquired from Presidio and could result in significant unexpected costs.

Even if Presidio’s compounds are approved and commercialized, competitive products may impede market acceptance of products based on such compounds.

Presidio’s portfolio includes PPI-668, an oral pan-genotypic NS5A, and PPI-383, a pan-genotypic non-nucleoside NS5B, both of which are currently in development for the treatment of hepatitis C (HCV). Even if approved and commercialized, these compounds may face significant competition from competing treatments for HCV currently on the market or being developed by other pharmaceutical and biotechnology companies, including Abbott Laboratories, Bristol-Myers Squibb, Vertex Pharmaceuticals, Gilead Sciences, Idenix Pharmaceuticals, Achillion Pharmaceuticals, Merck and Medivir, in collaboration with Johnson & Johnson. Products for the treatment of HCV that are based on Presidio’s compounds may fail to achieve market acceptance with hospitals, physicians or patients, who may conclude that Presidio’s potential products are less safe or effective or otherwise less attractive than competing treatments for HCV. If Presidio’s product candidates do not receive market acceptance for any reason, the combined company’s revenue potential would be diminished, which would materially adversely affect its operations and financial condition. The HCV portfolio value will be diminished if Presidio is unable to obtain, maintain and enforce patents and other intellectual property for its compounds.

The factors currently affecting the market price of our common stock may differ from those affecting the common stock of the combined company after the Merger may be affected by factors different from those affecting the price of our common stock.

Our business and that of Presidio differ in some respects, and, accordingly, the results of operations of the combined company following consummation of the transaction and the market price of our common stock following the transaction may be affected by factors different from those currently affecting the independent results of operations of each of us or Presidio at this time.

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

As our clinical programs continue to grow and patient enrollment increases, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our drug candidates, will consume significant capital resources. Our expenses, revenues and cash burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our drug candidates, the amount of funding we receive from BARDA/HHS for peramivir, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our drug candidates, including ulodesine and BCX4430, the amount or profitability of any orders for peramivir by any government agency or other party, the progress and results of our current and proposed clinical trials for our most advanced drug products, the progress made in the manufacturing of our lead products and the progression of our other programs.

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

Our projections of revenues and incoming cash flows are substantially dependent upon BARDA/HHS reimbursement for the costs related to our peramivir program. We are subject to an annual review by BARDA/HHS pursuant to which BARDA/HHS may determine to eliminate funding for the peramivir program. If BARDA/HHS were to eliminate, reduce or delay the funding for this program or disallow some of our incurred costs, we would have to obtain additional funding for development of this drug candidate or significantly reduce or stop the development effort. Further, BARDA/HHS may challenge actions that we have taken or may take under our contract, which could negatively impact our operating results and cash flows.

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

If any partner fails to fulfill its responsibilities in a timely manner, or at all, our commercialization efforts related to that collaboration could be reduced, delayed or terminated, or it may be necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our partner. If we are unable to establish and maintain collaborative relationships for any of our drug candidates (e.g. ulodesine, BCX5191 and BCX4430) on acceptable terms or in the expected time frame, we may have to delay or discontinue further development of one or more of our drug candidates, undertake commercialization activities at our own expense or find alternative sources of funding. Any delay in the development or commercialization of our drug candidates would severely affect our business, because if our drug candidates do not progress through the development process or reach the market in a timely manner, or at all, we may not receive additional future event payments and may never receive milestone, product sales or royalty payments.

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

the i.v. peramivir interim analysis resulted in suspension of the clinical study and subsequent evaluation of the clinical data may not show that peramivir is safe and effective;

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

We recently announced the completion of the planned interim analysis of the peramivir Phase 3 trial in patients admitted to the hospital with serious influenza. Based on this information, the independent data monitoring committee (DMC) recommended that the study be terminated for futility. We plan to proceed with a full analysis of the clinical trial, and a final decision will be made following further discussions with BARDA/HHS; however, it is unlikely that peramivir development for U.S. registration will continue. If any or all of these and other risk factors occur, we will not attain significant revenues or gross margins from peramivir and our stock price will be adversely affected.

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

In September 2012, we paid $3.6 million of interest on the PhaRMA Notes from royalty payments received from RAPIACTA® sales from the preceding four calendar quarters along with the remaining balance of the interest reserve account of $1.7 million. This payment resulted in an interest shortfall of $0.6 million from the interest amount due and payable of $4.2 million. As stipulated under the PhaRMA Notes indenture, if the amounts available for payment are insufficient to pay all of the interest due on a Payment Date, unless sufficient capital is contributed to Royalty Sub by the Company as permitted under the indenture or the interest reserve account is available to make such payment, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2012, we began accruing interest at 14% per annum on the interest shortfall of $0.6 million. Under the terms of the indenture relating to the PhaRMA Notes, Royalty Sub’s inability to pay the full amount of interest payable in September 2012 did not constitute an event of default under the PhaRMA Notes unless Royalty Sub fails to pay such unpaid interest, plus interest thereon, on or prior to the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2013. Based on sales forecasts of RAPIACTA® provided to us by Shionogi, we currently estimate sufficient royalties will be received to fund the September 2012 interest shortfall prior to September 1, 2013, however, no assurances can be given that these royalties will be received and available for payment of the interest shortfall. In the event that for any reason Royalty Sub is unable to service its obligations under the PhaRMA Notes or an event of default were to occur under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and exercise other remedies available to them under the indenture in respect of the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes and we might otherwise be adversely affected.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a foreign currency hedge arrangement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the currency hedge arrangement, we may be required to pay a premium in the amount of $2.0 million in each year beginning in May 2014 and, provided the currency hedge arrangement remains in effect, continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the currency hedge arrangement) is such that the U.S. dollar is worth 100 yen or less. We will be required to mark-to-market our potential obligations under the currency hedge and post cash collateral, which may cause us to experience additional quarterly volatility in our operating results and cash flows as a result. Additionally, we may be required to pay significant premiums or a termination fee under the foreign currency hedge agreement entered into by us in connection with the issuance of the PhaRMA Notes. As of September 30, 2012, we have realized a foreign currency hedge loss of approximately $5.5 million and posted cash collateral of approximately $5.4 million. Because of our obligation to maintain the currency hedge or a replacement currency hedge arrangement meeting specific criteria while the PhaRMA Notes are outstanding, we may not be able to terminate the currency hedge agreement pursuant to these termination provisions. As a result, we could begin to incur significant premium costs associated with the currency hedge agreement beginning in 2014. As of September 30, 2012, the U.S. dollar was worth less than 100 yen. Even if we are able to enter into a replacement currency hedge arrangement, we might incur significant premium costs associated with that currency hedge arrangement and we could also be required to make termination payments to the currency hedge provider under the existing currency hedge agreement, which cost and payments could be significant.

If we or our partners do not obtain and maintain governmental approvals for our products under development, we or our partners will not be able to sell these potential products, which would significantly harm our business because we will receive no revenue.

We or our partners must obtain regulatory approval before marketing or selling our future drug products. If we or our partners are unable to receive regulatory approval and do not market or sell our future drug products, we will never receive any revenue from such product sales. In the United States, we or our partners must obtain FDA approval for each drug that we intend to commercialize. The process of preparing for and obtaining FDA approval may be lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation and export laws of the U.S. Neither the FDA nor foreign regulatory agencies have approved any of our drug product candidates. Because of the risks and uncertainties in biopharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. The FDA may require additional studies beyond the studies we have planned for our product candidates or may not provide regulatory clearances for certain product candidates (e.g., BCX5191, BCX4161 and BCX4430), which may result in a delay of planned clinical trials, a clinical hold with respect to such product candidate or an inability to move forward with product development at all. Planned studies for product candidates, including studies for BCX5191, may be not have positive results or may be insufficient to convince FDA to allow the development of the product candidate to move forward. If the FDA delays regulatory approval of our product candidates, our management’s credibility, our company’s value and our operating results may suffer. Even if the FDA or foreign regulatory agencies approve a product candidate, the approval may limit the indicated uses for a product candidate and/or may require post-marketing studies.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2012, the 52-week range of the market price of our stock was from $5.61 to $2.29 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

As of September 30, 2012, our current 5% and greater stockholders and their affiliates beneficially owned approximately 34% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	a merger or corporate combination with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

Future sales and issuances of securities may dilute the ownership interests of our current stockholders and cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of September 30, 2012, there were 50,879,808 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition, such as the anticipated stock issuances we have announced in connection with the Presidio acquisition.

In addition, on June 28, 2011, we filed with the SEC a shelf registration statement on Form S-3. This shelf registration statement has been declared effective and allowed us to sell up to $70 million of securities, including common stock, preferred stock, depository shares, stock purchase contracts and warrants, from time to time at prices and on terms to be determined at the time of sale.

As of September 30, 2012, there were 9,099,787 stock options and shares of restricted stock outstanding and 2,176,805 shares available for issuance under our Amended and Restated Stock Incentive Plan and equity compensation grants outside such plan. The shares underlying existing stock options and restricted stock and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of November, 2012.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer

/s/ Robert S. Lowrey
Robert S. Lowrey
Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)*	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and nine months ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

( )	Filed herewith.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.