Form 10-K
period 2012-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2013-03-11
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The Registrant estimates that the aggregate market value of the Common Stock on June 30, 2012 (based upon the closing price shown on the NASDAQ Global Select Market on June 30, 2012) held by non-affiliates was $197,330,676.

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of January 31, 2013 was 50,928,144 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2013 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 under Part III hereof.

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons; including those discussed in this report under the heading “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on our forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements to reflect future events or developments. When used in the report, unless otherwise indicated, “we,” “our,” “us,” the “Company” and “BioCryst” refer to BioCryst Pharmaceuticals, Inc.

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

Drug/Drug Candidate	Drug Class	Therapeutic Area(s)	Phase	Rights
Peramivir	Intravenous Neuraminidase Inhibitor	Acute Influenza, hospital setting	Phase 3	BioCryst (worldwide, except Japan, Taiwan, Korea and Israel)
		Seasonal Influenza	Approved (Japan)	Shionogi (Japan & Taiwan)
			Approved (Korea)	Green Cross (Korea)
Ulodesine	Oral Purine Nucleoside Phosphorylase Inhibitor	Gout	Phase 3 ready	BioCryst (worldwide)
Forodesine	Oral Purine Nucleoside Phosphorylase Inhibitor	Oncology	Phase 2	Mundipharma (worldwide)
BCX4161	Oral Serine Protease Inhibitor Targeting Kallikrein	Hereditary angioedema (“HAE”)	Preclinical	BioCryst (worldwide)
BCX4430	RNA dependent-RNA Polymerase Inhibitor	Filoviruses, including hemorrhagic fever viruses	Preclinical	BioCryst (worldwide)

In addition to these drugs and product candidates, we are developing a series of molecules with the objective of selecting a second generation kallikrein inhibitor for the treatment of HAE and advancing it into preclinical development in 2013.

Our Business Strategy

Our business strategy is to maximize sustainable value by moving our product candidate portfolio from discovery through clinical development, registration and ultimately to the market. BioCryst was founded on the strength of its early stage discovery and development capabilities. We may decide to market, distribute and sell our products in specific therapeutic areas. Alternatively, we may rely on partners, licensees and others to develop, market, distribute and/or sell our products in therapeutic areas where we have not developed the pre-requisite expertise or for which we do not intend to develop the commercial infrastructure to commercialize a product. The principal elements of our strategy are:

•

Focusing on High Value-Added Structure-Guided Drug Design Technologies. We utilize structure-guided drug design in order to most efficiently develop new therapeutic candidates. Structure-guided drug design is a process by which we design a product candidate through detailed analysis of the enzyme target, which the product candidate must inhibit in order to stop the progression of the disease or disorder. We believe that structure-guided drug design is a powerful tool for the efficient development of small-molecule product candidates that have the potential to be safe and effective. Our structure-guided drug design technologies typically allow us to design and synthesize multiple product candidates that inhibit the same enzyme target, with the goal of establishing broad patent protection and formulating compounds with competitive advantages.

•

Selecting Inhibitors that are Promising Candidates for Commercialization. We test multiple compounds to identify those that are most promising for clinical development. We base our selection of product candidates on desirable product characteristics, such as initial indications of safety and efficacy. We believe that this focused strategy allows us to eliminate less promising candidates from consideration sooner without incurring substantial clinical costs. In addition, our preference is to select product candidates on the basis of their potential for relatively efficient Phase 1 and Phase 2 clinical trials.

•

Entering into Contractual Relationships. An important element of our business strategy is to control fixed costs and overhead through contracting and entering into license agreements with third parties. We maintain a streamlined corporate infrastructure that focuses our expertise. By contracting with other specialty organizations and the U.S. Government, we believe that we can control costs, enable our product candidates to reach the market more quickly and reduce our business risk. We generally plan to advance product candidates through initial and early-stage drug development, and then may out-license product candidates or continue later stage development, depending on the therapeutic area and our capabilities. We seek to retain U.S. rights to our product candidates within specialty markets, while relying on collaborative arrangements with third parties for product candidates within larger markets or outside our area of expertise. Potential third party alliances could include preclinical development, clinical development, regulatory approval, marketing, sales and distribution of our product candidates. We believe partnerships are a good potential source of development payments, license fees, future event payments and royalties. Partnerships may reduce the costs and risks and increase the effectiveness of late-stage drug development, regulatory approval, manufacturing, and selling of our products. We are willing to license a product candidate to a partner during any stage of the development process for which we determine it to be beneficial to us and to the ultimate development and commercialization of that product candidate.

We are a Delaware corporation originally founded in 1986. Our corporate headquarters is located at 4505 Emperor Blvd., Suite 200, Durham, North Carolina 27703 and the corporate telephone number is (919) 859-1302. For more information about us, please visit our website at www.biocryst.com. The information on our website is not incorporated into this Form 10-K.

Peramivir

Peramivir is a neuraminidase inhibitor for the treatment of patients with influenza. Influenza is a seasonal virus with highest infection rates generally observed in colder months. Intravenous (i.v.) peramivir has been approved in Japan and Korea for the treatment of patients with influenza. In these countries, influenza occurs primarily during the September to April timeframe.

We have been developing i.v. peramivir under a $234.8 million contract from the Biomedical Advanced Research and Development Authority within the United States Department of Health and Human Services (“BARDA/HHS”). See “Collaborations and In-License Relationships— BARDA/HHS” below for a further discussion of this development contract.

We also have various regional collaborations for the development and commercialization of peramivir in Taiwan and Israel, as well as for the pursuit of government stockpiling agreements in Europe, Russia, Canada, Israel and Singapore.

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

Peramivir is an intravenously administered antiviral agent that rapidly delivers high plasma concentrations to the sites of infection. Peramivir inhibits the interactions of influenza neuraminidase, an enzyme that is critical to the spread of influenza within the host. Peramivir is an inhibitor of influenza A and B viruses, including strains of influenza viruses that may be resistant to other available neuraminidase inhibitors. Because of the similarities of the neuraminidase active sites among the different strains of the influenza virus, peramivir is a potent broad-spectrum inhibitor and may be effective in the treatment and prevention of influenza irrespective of the strain of the virus. The availability of an i.v. neuraminidase inhibitor may be important in treating patients hospitalized with severe and potentially life-threatening influenza by ensuring that the appropriate dose is administered, which may be a concern with currently available oral or inhaled anti-influenza agents.

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

Clinical Trials

The peramivir Phase 3 301 clinical trial (“301”) was a multicenter, randomized, double-blind, controlled study to evaluate the efficacy and safety of 600 mg i.v. peramivir administered once-daily for five days in addition to standard of care (“SOC”), compared to SOC alone, in adults and adolescents hospitalized due to serious influenza. On November 7, 2012, we announced completion of the planned interim analysis of the peramivir Phase 3 clinical trial. The difference between the peramivir and the control groups on the primary endpoint was small and the recalculated sample size was greater than the predefined futility boundary of 320 subjects. Based on this information, the independent data monitoring committee (“DMC”) recommended that the study be terminated for futility. No unexpected adverse events were identified and the DMC expressed no concerns about the safety of peramivir. We suspended enrollment in the 301 clinical trial and subsequently terminated it. During the first half of 2013, we will conduct meetings and discussions with BARDA/HHS and the U.S. Food & Drug Administration (“FDA”) to determine the appropriate future for the peramivir program. At the conclusion of these meetings, the future development, if any, of peramivir in the U.S. will be determined.

In January 2011, we announced top-line results from our completed 303 clinical trial. This clinical trial was an open-label, randomized trial of the antiviral activity, safety and tolerability of i.v. peramivir administered either as a once-daily infusion of 600 mg or a twice-daily infusion of 300 mg to adult and adolescent subjects hospitalized with confirmed or suspected influenza infection. Treatment was planned for 5 days with an extension to 10 days in patients who needed additional treatment. This completed Phase 3 safety and virology trial was one of the largest prospective clinical trials of an influenza antiviral in the hospital setting completed to date. The clinical trial enrolled 234 patients aged 14 to 92 years during the 2009-2010 H1N1 pandemic.

Both dose regimens of i.v. peramivir evaluated in the 303 trial were generally safe and well-tolerated. The frequency and severity of adverse events were similar in the two groups, and were consistent with the profile of influenza patients hospitalized during the 2009-2010 H1N1 pandemic. Severe Adverse Events (“SAEs”) were reported in 20 percent of patients. Of the total SAEs reported, one case of elevated liver enzymes was attributed to the study drug and all other SAEs were attributed to other factors. The most common SAEs reported were respiratory failure, acute respiratory distress syndrome, septic shock and acute renal failure. Overall mortality within 28 days of initial peramivir treatment was 8.7 percent; no deaths were attributed to the study drug. No safety signals were identified. The primary efficacy endpoint in the trial was the change (reduction) in influenza virus titer as measured by log10 tissue culture infective dose (TCID50) at 48 hours. There were no differences between the two dosing regimens in the decreases in viral titer after 48 hours of treatment with peramivir.

Purine Nucleoside Phosphorylase (“PNP”) Inhibitors

PNP is a purine salvage pathway enzyme. Low doses of PNP inhibitors could be useful in reducing serum uric acid (“sUA”) for the treatment of gout, while high doses of PNP inhibitors could be useful in the treatment of hematological malignancies. We have two PNP inhibitors that are in development, ulodesine for the treatment of gout and forodesine for the treatment of hematological malignancies.

Ulodesine

Ulodesine is an oral PNP inhibitor with the potential for once-a-day dosing suitable for chronic administration. In September 2009, we announced the initiation of a clinical program to develop ulodesine for the treatment of gout. Gout is a chronic inflammatory arthritis caused by monosodium urate crystal deposits in joints and the kidneys resulting from elevated sUA levels in the blood, a condition known as hyperuricemia. We believe that ulodesine is a promising product candidate to control gout because our Phase 2 clinical trials of ulodesine confirmed a meaningful dose related reduction in sUA that was sustained for the duration of drug exposure. In addition, ulodesine is generally safe and well-tolerated through 24 weeks of treatment, when evaluated as an add-on therapy to allopurinol in gout patients who have not adequately responded to allopurinol alone.

Following the successful conclusion of ulodesine Phase 2 clinical trials and interactions with U.S. and European regulatory agencies, we are currently seeking a partner to fund Phase 3 development and commercialization of ulodesine. Due to the cost of future development and commercialization, we do not plan to initiate Phase 3 development of ulodesine without a partner.

Clinical Trials

On July 24, 2012, we announced favorable 52-week safety results and sustained efficacy from the extension phase of the randomized Phase 2b clinical trial of ulodesine (the “BCX4208-203” or “203” trial) added to allopurinol in patients with gout who had failed to reach the sUA therapeutic goal of <6 mg/dL on allopurinol alone, as well as positive Phase 2 safety results in patients with mild to moderate renal impairment. The approximate doubling of sUA response rates with ulodesine seen at 12 weeks was sustained through 52 weeks of treatment. After 52 weeks of treatment, ulodesine doses of 5 mg, 10 mg, and 20 mg/day showed response rates of 45%, 47% and 64% respectively, compared to 19% for placebo. These results are consistent with the previously reported positive findings at the 12-week primary efficacy time point. There was a low incidence of gout flares in the clinical trial. Gout flares over 52 weeks occurred in 7% of placebo-treated patients as compared to 9-21% of patients treated with ulodesine. In addition, a total of 118 patients with mild to moderate renal impairment, based on the body surface area adjustment of the Cockroft-Gault formula, have been evaluated on study drug across the Phase 2 program. These clinical trials confirmed that ulodesine can be used safely in patients with mild to moderate renal impairment, a common co-morbidity in gout patients.

In January 2012, we reported positive 24-week results from the extension phase of our randomized, placebo controlled Phase 2b clinical trial BCX4208-203 evaluating 5 mg, 10 mg, 20 mg and 40 mg of ulodesine added to allopurinol in patients with gout who had failed to reach the sUA therapeutic goal of <6 mg/dL on allopurinol alone. The results of this blinded safety extension confirmed that ulodesine was generally safe and well-tolerated, and sustained sUA control over time. In addition, the results of a vaccine sub-study indicated sufficient responses to various vaccines, and thus indicated a healthy immune function in tested patients. The types and rates of adverse events through 24 weeks, including infections, were similar between the groups treated with ulodesine and placebo. No opportunistic or unusual infections were observed. As expected, a dose-dependent effect on lymphocyte counts was observed and this effect appeared to plateau within 12 weeks of treatment. Through 24 weeks of treatment, no patients from the placebo, 5 mg or 10 mg cohorts discontinued study drug due to confirmed lymphocyte or CD4+ cell counts below certain pre-specified thresholds. Four patients were discontinued from the 20 mg group and 11 patients from the 40 mg group due to pre-specified stopping rules based on CD4+ cell counts. Following this analysis, the 40 milligram cohort was discontinued.

In November 2011, we presented during a late-breaker oral session at the American College of Rheumatology (“ACR”) positive top-line 12-week results from the Phase 2b BCX4208-203 trial. The clinical trial randomized 279 patients to five trial arms: ulodesine at doses of 5 mg, 10 mg, 20 mg, 40 mg and placebo, administered once-daily for 12-weeks. Allopurinol 300 mg once-daily was administered in all trial arms. The primary endpoint of the trial was the proportion of patients with sUA <6 mg/dL at day 85. The primary endpoint of the trial was successfully achieved. When added to allopurinol 300 mg, ulodesine was superior to allopurinol plus placebo (p=0.009 overall). Ulodesine doses evaluated in the clinical trial showed response rates ranging from 33% to 49%, as compared to 18% for placebo. Adding ulodesine to allopurinol was generally safe and well-tolerated at all doses studied. Both the frequency and types of adverse events, including infections, were similar between the groups treated with ulodesine and placebo. No opportunistic or unusual infections were reported in either the ulodesine treated groups or placebo.

In May 2011, we presented results from our two completed, short-duration Phase 2 clinical trials of ulodesine at the Annual European Congress of Rheumatology in London, U.K. We reported findings from our Phase 2 BCX4208-202 clinical trial evaluating ulodesine alone and in combination with allopurinol, a clinical trial that utilized a factorial design to evaluate various doses of ulodesine or placebo combined with various doses of allopurinol or placebo. The primary endpoint was change in sUA after 21 days of treatment compared to baseline concentration prior to treatment. A sUA dose-response was demonstrated for both ulodesine and allopurinol, and the combination of ulodesine and allopurinol was shown to be superior to either drug alone in sUA reduction. Combinations of lower doses of ulodesine with allopurinol showed additive or synergistic effects in sUA reduction. The doses of ulodesine alone and in combination with allopurinol were generally safe and well-tolerated. There were no pharmacokinetic drug-drug interactions between ulodesine and either allopurinol or its active metabolite, oxypurinol.

Forodesine

Forodesine is an orally-available transition-state analog PNP inhibitor that may be developed to treat variety of blood cancers, also known as hematological malignancies. Forodesine has been granted Orphan Drug status by the FDA for three indications: T-cell non-Hodgkin’s lymphoma, including cutaneous t-cell lymphoma (“CTCL”); chronic lymphocytic leukemia (“CLL”) and related leukemias including T-cell prolymphocytic leukemia; adult T-cell leukemia and hairy cell leukemia and for treatment of acute B-lymphoblastic leukemia (“B-ALL”). The FDA has also granted “fast track” status to the development of forodesine for the treatment of relapsed or refractory T-cell leukemia, and Special Protocol Assessment (“SPA”) from the FDA for forodesine to conduct a pivotal clinical trial in CTCL with an oral formulation.

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

In January 2013, Mundipharma’s Japanese subsidiary, Mundipharma K.K., initiated enrollment in a phase 1/2 clinical trial of forodesine in recurrent/refractory peripheral t-cell lymphoma patients. The objective of the Phase 1 portion is to confirm safety and tolerability in recurrent/refractory peripheral T-cell lymphoma patients during repeated oral administration of forodesine 300 mg twice daily for 28 days, to evaluate pharmacokinetics, and to determine the recommended dose for Phase 2. The goal of the Phase 2 portion is to evaluate the efficacy, safety, and pharmacokinetics of the recommended dosage regimen determined in the Phase 1 portion. The primary efficacy endpoint shall be objective response rate (“ORR”) based on evaluation by an image assessment committee.

We licensed forodesine and other PNP inhibitors from Albert Einstein College of Medicine of Yeshiva University (“AECOM”) and Industrial Research, Ltd. (“IRL”) and will owe sublicense payments to AECOM/IRL based on the future milestone payments and royalties received by us from Mundipharma. On November 17, 2011, we further amended our agreements with AECOM/IRL whereby AECOM/IRL agreed to accept a reduction of one-half in the percentage of Net Proceeds (as defined in the license agreement) received by us under our Amended and Restated Agreement with Mundipharma. This reduction does not apply to royalty payments made as a result of sales of licensed products by our sub licensees.

Pre-clinical Compounds

Our leading pre-clinical compounds include BCX4161, an oral prophylactic drug for hereditary angioedema, and BCX4430, a broad spectrum antiviral (“BSAV”) for development as a medical countermeasure against filoviruses, including hemorrhagic fever viruses. Both product candidates are currently in pre-clinical toxicology studies.

BCX4161 & 2nd generation compound: BCX4161 is positioned to be the breakthrough oral prophylactic drug for HAE attacks. In February 2012, we reported that we confirmed the potency of BCX4161 in preclinical laboratory experiments using human plasma, and established a predicted therapeutic window for BCX4161 in the prevention of HAE attacks. Subsequently, we developed a formulation that we believe supports Phase 1 clinical development, and we completed preclinical toxicology studies necessary for the initiation of clinical trials in human subjects. On November 20, 2012, we had a teleconference with the FDA regarding the Investigational New Drug application (“IND”) for BCX4161. During the call, the FDA informed us that they were requiring Good Manufacturing Practice (“GMP”) standards to the process of compounding BCX4161 capsules at the U.S. clinical site. As a consequence, the BCX4161 IND was placed on clinical hold until the drug compounding could be performed under GMP standards. The practice of compounding drug product at clinical sites is not uncommon in Phase 1 clinical trials. We had proposed to administer hard gel capsules containing formulated drug solution compounded at the clinical site. The clinical hold imposed by the FDA created a delay in our proposed BCX4161 development timeline, but we expect to initiate Phase 1 clinical trials of BCX4161 around the end of the first quarter of 2013 in Europe. The main success factors for the BCX4161 Phase 1 clinical trial are to demonstrate safety, adequate and consistent drug exposure, and pharmacodynamic effects after oral administration. We have also identified several promising second generation oral HAE compounds, and plan to select a lead candidate in 2013.

BCX4430: The objective of BioCryst’s BSAV program is to develop a broad-spectrum therapeutic for viruses that pose a threat to national health and security. On November 12, 2012, we announced proof-of-principle data demonstrating that BCX4430 is efficacious and well-tolerated in a preclinical disease model for evaluating efficacy against yellow fever virus infection at the 2nd Antivirals Congress in Cambridge. We are continuing our collaboration with the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) regarding filoviruses, while seeking additional U.S. Government funding for the further development of BCX4430. The primary focus of the program is the treatment of hemorrhagic fever viruses, such as Marburg virus and Ebola virus. We plan to provide additional BCX4430 updates throughout 2013.

BCX5191: BCX5191 was a novel adenine nucleoside analog targeting viral RNA polymerase for the potential treatment of hepatitis C virus (“HCV”). We successfully completed in-vitro and in-vivo studies in which BCX5191 exhibited potent and selective pan-genotypic antiviral activity against the isolated hepatitis C polymerase enzyme, while rapidly converting to the active triphosphate form in the liver. BCX5191 showed no inhibition of human RNA polymerase and no evidence of toxicity from standard in-vitro screens. In preclinical models, BCX5191 demonstrated high oral bioavailability and its pharmacokinetic profile supported once-daily dosing in clinical studies. We intended to begin Phase 1 testing of BCX5191 before the end of 2012.

On October 30, 2012, we announced the withdrawal of our IND for BCX5191, following a discussion with the FDA. The FDA raised concerns regarding the preclinical toxicity profile of BCX5191 and questioned whether proposed exposure levels of BCX5191 were sufficient to reduce viral load in patients infected with HCV. As part of our strategy to address the FDA’s concerns, we conducted an additional study of a low dose of BCX5191 in HCV infected animals to characterize its efficacy against HCV. This experiment was designed to determine if non-toxic doses of BCX5191 would have a potent antiviral effect. Following seven days of treatment with 20mg/day of BCX5191, the viral load reduction observed in the animals was insufficient to justify continued development. As a consequence, we terminated the BCX5191 preclinical program on January 28, 2013. We do not intend to pursue the development of BCX5191 or any backup compounds against HCV.

Corporate restructuring

On December 7, 2012, we announced a corporate restructuring intended to significantly reduce our cost structure and to implement a focused strategy to advance our hereditary HAE and antiviral programs. This action was in response to recent events, including termination of the proposed acquisition of Presidio Pharmaceuticals, Inc. (“Presidio”) and an assessment of our assets. Previously on October 18, 2012, BioCryst and Presidio announced the signing of a definitive merger agreement for Presidio to be acquired by BioCryst in an all-stock transaction valued at $101 million, based on the prior day’s closing price of BioCryst’s stock. The parties mutually agreed to terminate the merger on November 30, 2012.

The corporate restructuring included a workforce reduction of approximately 50% of our headcount, or 38 positions. We restructured our operations and implemented a focused R&D strategy in order to have sufficient liquidity to advance our HAE and antiviral programs to reach near-term value milestones. The restructuring and research and development focus significantly reduced our cost structure going forward. We expect to reduce our operating cash utilization by 30% to 40% and our operating expenses by 40% to 60% in 2013, as compared to 2012 levels. These reductions will enable us to extend our cash runway to reach important near-term milestones in our oral HAE and broad spectrum antiviral programs. We recorded a restructuring charge of $1.8 million in the fourth quarter of 2012.

Collaborations and In-License Relationships

BARDA/HHS. In January 2007, BARDA/HHS awarded us a $102.6 million, four-year contract for the advanced development of peramivir for the treatment of influenza. Since the initial contract award, the contract has been amended to reflect modifications in the development plan of peramivir for influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this change, a September 2009 contract modification was awarded to extend the i.v. peramivir program by 12 months and to increase funding by $77.2 million. The contract was further modified in February 2011 for an additional $55.0 million. The contract termination date is now December 31, 2013 and the total contract amount from BARDA/HHS is $234.8 million. Through December 31, 2012, approximately $188.3 million has been recognized as revenue under this contract. In conjunction with the termination of the peramivir 301 clinical trial in November 2012, all substantial peramivir development activity has been postponed pending joint BARDA/HHS, FDA and BioCryst meetings. These meetings will conclude in the first half of 2013 and will determine the future development activities for peramivir in the United States, if any.

In January 2006, we received FDA Fast Track designation for peramivir. In September 2009, we received a Request for Proposal (“RFP”) from BARDA/HHS for the supply of i.v. peramivir. In October 2009, the FDA granted an Emergency Use Authorization (“EUA”) for i.v. peramivir, which expired in June 2010, with the expiration of the declared emergency. On November 4, 2009, we received and shipped an order for 10,000 courses of i.v. peramivir (600 mg once-daily for five days) under the EUA for an aggregate purchase price of $22.5 million.

Shionogi . On February 28, 2007, we entered into a License, Development and Commercialization Agreement, as amended, supplemented or otherwise modified (the “Shionogi Agreement” as amended supplemental or otherwise modified), an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the Shionogi Agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan in exchange for a $14.0 million upfront payment. The license provided for development milestone payments (up to $21.0 million), which have all been paid, and for commercial milestone payments (up to $95.0 million) in addition to double-digit (between 10% and 20%) royalty payments on product sales of peramivir. Generally, all payments under the Shionogi Agreement are non-refundable and non-creditable, but they are subject to audit. Shionogi is responsible for all development, regulatory, and marketing costs in Japan. The term of the Shionogi Agreement is from February 28, 2007 until terminated. Either party may terminate in the event of an uncured breach. Shionogi has the right of termination without cause. In the event of termination, all license and rights granted to Shionogi shall terminate and shall revert back to us. We developed peramivir under a license from the University of Alabama Birmingham (“UAB”) and have paid sublicense payments to UAB on the upfront payments and will owe sublicense payments on any future event payments and/or royalties received by us from Shionogi. In October 2008, we and Shionogi amended the Shionogi Agreement to expand the territory covered by the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase 3 clinical trial in Hong Kong.

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

In connection with the issuance of the PhaRMA Notes by Royalty Sub, we entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) dated as of March 9, 2011 between us and Royalty Sub. Under the terms of the Purchase and Sale Agreement, we transferred to Royalty Sub, among other things, (i) our rights to receive certain royalty and milestone payments from Shionogi arising under the Shionogi Agreement, and (ii) the right to receive payments under a Japanese yen/U.S. dollar foreign currency hedge arrangement put into place by us in connection with the transaction. Of the $30.0 million in gross proceeds from the sale of the PhaRMA Notes by Royalty Sub, $3.0 million was used to fund an interest reserve account, and after fees and financing expenses in connection with the transactions, the net proceeds to us were approximately $22.7 million. See Note 3, Royalty Monetization, in the consolidated financial statements included in Item 8 in the Annual Report on Form 10-K for a further description of the terms and conditions of this financing transaction.

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

In August 2010, we announced that Green Cross had received marketing and manufacturing approval from the Korean Food & Drug Administration for i.v. peramivir, under the commercial name PERAMIFLU®. PERAMIFLU is intended to treat patients with influenza A & B viruses, including pandemic H1N1 and avian influenza. Green Cross received the indication of single dose administration of 300 mg i.v. peramivir. Since PERAMIFLU’s approval, Green Cross has been in pricing discussions with the Korean National Health Insurance Corporation and has yet to agree to a formulary price. PERAMIFLU’s distribution to date has been limited to a case-by-case basis.

Other Peramivir Collaborations In addition to Shionogi and Green Cross, we have arrangements with several companies outside the U.S. to represent us and peramivir for government stockpiling purposes, including Merck KGaA for Europe, Russia, Canada, and Singapore, and Neopharm for Israel.

AECOM and IRL. In June 2000, we licensed a series of potent PNP inhibitors from AECOM/IRL. The license agreement has been amended six times, most recently on June 19, 2012. The lead product candidates from this collaboration are forodesine and ulodesine. We have obtained worldwide exclusive rights to develop these product candidates for human PNP inhibition and ultimately to distribute these, or any other, product candidates that might arise from research on these PNP inhibitors. We have the option to expand the agreement to include other inventions in the field made by the investigators or employees of AECOM/IRL. We have agreed to use commercially reasonable efforts to develop these products. This license agreement may be terminated by us at any time by giving 60 days advance notice or in the event of material uncured breach by AECOM/IRL.

In addition, we agreed to pay certain milestone payments for each licensed product, which range in the aggregate from $1.4 million to almost $4.0 million per indication, for future development of these inhibitors, single-digit royalties on net sales of any resulting product made by us, and to share approximately one quarter of future payments received from third-party sub licensees of the licensed PNP inhibitors, if any. We also agreed to pay annual license fees ranging from $150,000 to $500,000, creditable against actual royalties and other payments due to AECOM/IRL.

Under the terms of the May 2010 amendment, AECOM/IRL agreed to accept a reduction of one-half in the percentage of future Net Proceeds (as defined in the license agreement). The reduction did not apply to any payment received by us under the license agreement dated February 1, 2006 with Mundipharma. Further, the reduction did not apply to royalty payments as a result of sales of licensed products by us or our sub licensees. In consideration for the May 2010 modification, we issued to AECOM/IRL shares of our common stock with an aggregate value of approximately $5.9 million and paid AECOM/IRL approximately $90,000 in cash. The value of this consideration began to be amortized to expense in May 2010 and will end in September 2027, which is the expiration date for the last-to-expire patent covered by the agreement. We also agreed to pay certain fees or commissions incurred by AECOM/IRL in connection with subsequent sales of the shares issued pursuant to the amendment.

Under the terms of the November 2011 amendment, AECOM/IRL agreed to accept a reduction of one-half in the percentage of all Net Proceeds (as defined in the license agreement) received by us under our Amended and Restated Agreement with Mundipharma.

Under the terms of the June 2010 amendment, the parties clarified the definition of the field with respect to PNP inhibition and AECOM/IRL agreed to the exclusive worldwide license of BCX4430 to BioCryst for any antiviral use.

At our sole option and subject to certain agreed upon conditions, any future non-royalty payments due to be paid by us to AECOM/IRL under the license agreement may be made either in cash, in shares of our common stock, or in a combination of cash and shares.

Mundipharma . In February 2006, we entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of forodesine, a PNP inhibitor, for use in oncology. Under the terms of the Original Agreement, Mundipharma obtained rights to forodesine in markets across Europe, Asia, and Australasia in exchange for a $10.0 million up-front payment. In addition, Mundipharma contributed $10.0 million of the documented out-of-pocket development costs incurred by us in respect of the current and planned trials as of the effective date of the agreement, and Mundipharma would conduct additional clinical trials at their own cost up to a maximum of $15.0 million. The Original Agreement provided for the possibility of future event payments totaling $155.0 million for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, the Original Agreement provided that we would receive royalties (ranging from single digits to mid teens) based on a percentage of net product sales, which varies depending upon when certain indications receive new drug application (“NDA”) approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. Generally, all payments under the Original Agreement were nonrefundable and non-creditable, but they are subject to audit. We licensed forodesine and other PNP inhibitors from AECOM/IRL and will owe sublicense payments to AECOM/IRL on all milestone payments and royalties received by us from Mundipharma.

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

Mundipharma will also have a right of exclusive negotiations with us for a limited period of time if they initiate negotiations for a specified backup PNP inhibitor. Otherwise, they will be able to participate in the same negotiations process we enter into with another company for the backup PNP inhibitor. The Amended and Restated Agreement will continue for the commercial life of the licensed products, but may be terminated by either party following an uncured material breach by the other party or in the event the pre-existing third party license with AECOM/IRL expires. It may be terminated by Mundipharma upon 60 days written notice without cause or under certain other conditions as specified in the Amended and Restated Agreement. If Mundipharma terminates the Amended and Restated Agreement, Mundipharma would no longer have any rights in forodesine and the rights would revert back to us; provided, however, that in the event the we determine to subsequently use the data developed under the Amended and Restated Agreement for development and commercialization of forodesine in the field of oncology, then we would have to pay Mundipharma 150% of the cost of such data for such use. The Amended and Restated Agreement resolved all ongoing disputes between the parties and concluded ongoing negotiations.

Emory University (“Emory”). In June 2000, we licensed intellectual property from Emory related to the HCV polymerase target associated with hepatitis C viral infections. Under the original terms of the agreement, the research investigators from Emory provided us with materials and technical insight into the target. We have agreed to pay Emory single-digit royalties on sales of any resulting product and to share in future payments received from other third party partners, if any. We can terminate this agreement at any time by giving 90 days advance notice. Upon termination, we would cease using the licensed technology.

The University of Alabama at Birmingham. We have had a close relationship with UAB since our formation. Our former Chairman, Dr. Charles E. Bugg, was the previous Director of the UAB Center for Macromolecular Crystallography, and our former Chief Operating Officer, Dr. J. Claude Bennett, was the former President of UAB, the former Chairman of the Department of Medicine at UAB and a former Chairman of the Department of Microbiology at UAB. Several of our programs originated at UAB.

We currently have agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for us in return for research payments and license fees. UAB has granted us certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with us. We have agreed to pay single-digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. We have completed the research under both the complement and influenza agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by us upon three months’ notice and by UAB under certain circumstances. Upon termination each party shall cease using the other party’s proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between us and UAB on these agreements, but when we license this technology, such as in the case of the Shionogi and Green Cross agreements, or commercialize products related to these programs, we will owe sublicense fees or royalties on amounts we receive.

Government Contracts

On February 24, 2011, we announced that BARDA/HHS had awarded us a contract modification of $55.0 million, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brings the total award from BARDA/HHS to $234.8 million and extends the contract term by 24 months through December 31, 2013, providing funding through completion of Phase 3 and to support the filing of an NDA to seek regulatory approval for i.v. peramivir in the U.S. Through December 31, 2012, $188.3 million has been recognized as revenue under the contract.

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

BARDA/HHS has indicated that antiviral drugs are an important element of their pandemic influenza preparedness efforts and that their strategy includes not only stockpiling of existing antiviral drugs, but also seeking out new antiviral medications to further broaden their capabilities to treat and prevent all forms of influenza. Peramivir is in the same class of neuraminidase inhibitors as oseltamivir (TAMIFLU) and zanamivir (RELENZA®). We committed under contract to work with BARDA/HHS to develop parenteral formulations of peramivir, which could be especially useful in hospital settings or pandemic situations due to the ability to deliver high levels of the drug rapidly throughout the body.

Under the defined scope of work in the contract with BARDA/HHS for the development of peramivir, a process was undertaken to validate a U.S.-based manufacturer and the related method for producing commercial batches of peramivir active pharmaceutical ingredient (“API”). As a required outcome of this validation process, large quantities of peramivir API were produced. In accordance with our accounting practices, we recorded all costs associated with this validation process as research and development expenses in our Consolidated Statements of Comprehensive Loss. Simultaneously, revenue from the BARDA/HHS contract was also recorded in our Consolidated Statements of Comprehensive Loss in 2009. BARDA/HHS subsequently reimbursed us for these costs and upon reimbursement from BARDA/HHS, the associated peramivir API became property of the U.S. Government.

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

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar compounds or technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us in a manner that does not infringe our patents or other intellectual property. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates or those developed by our partners can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

As of January 31, 2013, we have been issued 21 U.S. patents that expire between 2015 and 2027 and that relate to our PNP, serine protease and neuraminidase inhibitor compounds. We have licensed six different classes of compounds representing new composition of matter patents from AECOM and IRL for our PNP inhibitors, plus additional manufacturing patents related to these PNP inhibitors. Additionally, we have approximately 40 PCT or U.S. patent applications pending related to PNP, neuraminidase, RNA or DNA polymerase, Janus Kinase and serine protease inhibitors. Our pending applications may not result in issued patents, our patents may not cover the products of interest or may not be enforceable in all, or any jurisdictions and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially viable. After expiration of composition of matter patents for our drug products, we may rely on data exclusivity or in some cases method of use patents. The enforceability of these patents varies from jurisdiction to jurisdiction and may not be allowed or enforceable in some territories where we may seek approval. We may not have the funds to continue patent prosecution or to defend all of our existing patents in our current patent estate and may selectively abandon patents or patent families worldwide or in certain territories.

Our success is also dependent upon the skills, knowledge and experience of our scientific and technical personnel, none of which is patentable. To help protect our rights, we require all employees, consultants, advisors and partners to enter into confidentiality agreements, which prohibit the disclosure of confidential information to anyone outside of our Company and, where possible, require disclosure and assignment to us of their ideas, developments, discoveries and inventions. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information.

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

The pharmaceutical market for products that prevent or treat influenza is very competitive. Key competitive factors for i.v. peramivir include, among others, efficacy, ease of use, safety, price and cost-effectiveness, storage and handling requirements and reimbursement. A number of neuraminidase inhibitors are currently available in the U.S. and/or other counties, including Japan, for the prevention or treatment of influenza, including seasonal flu vaccines and F. Hoffmann-La Roche Ltd.’s (“Roche”) TAMIFLU, GlaxoSmithKline plc’s (“GSK”) RELENZA and Daiichi Sankyo Co., Ltd.’s INAVIR®, which is approved in Japan. Roche’s neuraminidase inhibitor is also approved for prophylaxis of influenza, and both Roche and GSK have i.v. formulations in clinical trial development. In January 2011, GSK announced initiation of a multi-country Phase 3 study of intravenous zanamivir (the same active ingredient as in RELENZA) in hospitalized patients with influenza. Various government entities throughout the world are offering incentives, grants and contracts to encourage additional investment into preventative and therapeutic agents against influenza, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors.

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

Gout is a large, growing market with a trend of increasing prevalence that experts expect to carry into the foreseeable future. Over 17 million patients have been diagnosed with gout in the major industrial markets. Doctors seek to manage both acute gout attacks and the underlying cause of the disease chronically. Ulodesine is focused on the latter, with the objective of achieving and sustaining a reduced serum uric acid level at or below 6 mg/dL in patients who have failed to reach target on their current therapies.

There remains a high unmet medical need in the gout patient population and several companies are working to address it. More than half of the patients taking allopurinol, the most commonly prescribed urate lowering drug, fail to reach the treatment goal. Additionally, gout patients had suffered from the lack of improvements in treatment for nearly 40 years until the FDA approved Takeda Pharmaceutical Company Limited’s ULORIC® in 2009. During 2010, Savient Pharmaceuticals Inc.’s KRYSTEXXA® was approved for a severe, sub-population of gout patients. In 2012, there were several programs in late-stage clinical development, including ulodesine and Astra Zeneca plc’s lesinurad, to further improve the efficacy of urate lowering therapy in combination with allopurinol or ULORIC.

HAE is a rare, severely debilitating and potentially fatal genetic condition that occurs in about 1 in 10,000 to 1 in 50,000 people. Current treatments include potentially toxic oral anabolic steroids for prophylaxis or medicines that are delivered by injection or infusion to either prevent or treat acute attacks, including CINRYZE® which is an i.v. medication that has been approved by the FDA to prevent swelling and painful attacks in teenagers and adults. Daily, oral administration of a safe and efficacious prophylactic drug would revolutionize treatment for patients suffering from this serious condition. There are programs in various stages of development to either prevent or treat acute attacks.

BCX4430 is the lead compound in our BSAV program. The objective of the BSAV program is to develop broad-spectrum antiviral therapeutics for viruses that pose a threat to health and national security. The U.S. Government is investing in a number of programs intended to address gaps in its medical countermeasure plan.

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

Research and Development

We initiated our research and development activities in 1986. We have assembled a scientific research staff with expertise in a broad base of advanced research technologies including protein biochemistry, X-ray crystallography, chemistry and pharmacology. Our research facilities include protein biochemistry and organic synthesis laboratories, testing facilities, X-ray crystallography, computer and graphics equipment and facilities to make product candidates on a small scale for early stage clinical trials. During the years ended December 31, 2012, 2011, and 2010, our research and development expenses were $51.5 million, $57.2 million and $83.9 million, respectively.

Compliance

We conduct our business in an ethical, fair, honest and lawful manner. We act responsibly, respectfully and with integrity in our relationships with patients, health care professionals, collaborators, governments, regulatory entities, stockholders, suppliers and vendors.

In order to ensure compliance with applicable laws and regulations, our Chief Financial Officer, General Counsel and Vice President of Human Resources oversee compliance training, education, auditing and monitoring; enforce disciplinary guidelines for any infractions of our corporate polices; implement new policies and procedures; respond to any detected issues; and undertake corrective action procedures. Our controls address compliance with laws and regulations that govern public pharmaceutical companies including, but not limited to, the following: federal and state law, such as the Sarbanes-Oxley Act of 2002 and the U.S. Foreign Corrupt Practices Act of 1977; NASDAQ listing requirements; the regulations of the Financial Industry Regulatory Authority; the Securities and Exchange Commission; the FDA; and the United States Department of Health and Human Services. Our standard operating procedures are designed to provide a framework for corporate governance in accordance with ethical standards and best legal practices.

Government Regulation

The FDA regulates the pharmaceutical and biotechnology industries in the U.S., and our product candidates are subject to extensive and rigorous domestic government regulations prior to commercialization. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. In foreign countries, our products are also subject to extensive regulation by foreign governments. These government regulations will be a significant factor in the production and marketing of any pharmaceutical products that we develop. Failure to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process may subject us to sanctions, including:

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

Clinical trials to support a NDA are typically conducted in three sequential phases, but the phases may overlap.

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

After successful completion of the required clinical testing, generally an NDA is submitted. Upon receipt of the NDA, the FDA will review the application for completeness. Within 60 days, the FDA will determine if the application is sufficiently complete to warrant full review and will consider the application “filed” at that time. Also upon receipt of the application, the FDA will assign a review priority to the application. Priority review applications are usually reviewed within 8 months;

standard review applications are usually reviewed within 12 months. The FDA will usually refer NDAs for new molecular entities (“NMEs”) to an appropriate advisory committee for review and evaluation in regards to providing a recommendation as to whether the application should be approved. The FDA is not bound to follow the recommendation of an advisory committee.

Following the review of the application, which may include requests for additional information from the sponsor and results from inspections of manufacturing and clinical sites, the FDA will issue an “action letter” on the application. The action letter will either be an “approval letter” in which case the product may be lawfully marketed in the United States or a “complete response letter.” A complete response letter will state that the FDA cannot approve the NDA in its present form and, usually, will describe all of the specific deficiencies that the FDA has identified in the application. The complete response letter, when possible, will include the FDA’s recommended actions to place the application in a condition for approval. Deficiencies can be minor (e.g., labeling changes) or major (e.g., requiring additional clinical trials). A complete response letter may also be issued before the FDA conducts the required facility inspection and/or reviews labeling, leaving the possibility that additional deficiencies in the original NDA could be subsequently cited. An applicant receiving a complete response letter is permitted to resubmit the NDA addressing the identified deficiencies (in which case a new two or six month review cycle will begin), or withdraw the NDA. The FDA may consider a failure to take action within one year of a complete response letter to be a request to withdraw, unless the applicant has requested an extension of time in which to resubmit. If the FDA approves an NDA, the marketing of the product will be limited to the particular disease states and conditions of use that are described in the product label.

We and all of our contract manufacturers are also required to comply with the applicable FDA current Good Manufacturing Practice, or cGMP, regulations during clinical development and to ensure that the product can be consistently manufactured to meet the specifications submitted in an NDA. The cGMP regulations include requirements relating to product quality as well as the corresponding maintenance of records and documentation. Manufacturing facilities must be approved by the FDA before they can be used to manufacture our products. Based on an inspection, the FDA determines whether manufacturing facilities are in compliance with applicable regulations. Manufacturing facilities in non-United States countries that are utilized to manufacture drugs for distribution into the United States are also subject to inspection by the FDA. Additionally, failure to comply with local regulatory requirements could affect production and availability of product in relevant markets.

Human Resources

As of January 31, 2013, we had approximately 40 employees, of whom 26 were engaged in the research and development function of our operations. Our research and development staff, 16 of whom hold Ph.D. or M.D. degrees, have diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, medicinal chemistry, clinical development and regulatory affairs.

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

Risks Relating to Our Business

We have incurred losses since our inception, expect to continue to incur such losses, and may never be profitable.

Since our inception, we have not achieved profitability. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. We expect that such losses will fluctuate from quarter to quarter and losses and fluctuations may be substantial.

To become profitable, we, or our collaborative partners, must successfully manufacture and develop product candidates, receive regulatory approval, and successfully commercialize and/or enter into profitable agreements with other parties. It could be several years, if ever, before we receive significant royalties from any current or future license agreements or revenues directly from product sales.

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

To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The clinical trial process is complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have a reasonable commercial potential. We may suffer significant setbacks in pivotal clinical trials, even after earlier clinical trials show promising results. Clinical trials may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any of our product candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective and have acceptable commercial viability.

Our ability to successfully complete clinical trials is dependent upon many factors, including but not limited to:

•	our ability to find suitable clinical sites and investigators to enroll patients;

•	the availability of and willingness of patients to participate in our clinical trials;

•	difficulty in maintaining contact with patients to provide complete data after treatment;

•	our product candidates may not prove to be either safe or effective (e.g. the planned Phase 1 clinical trial for BCX4161 may not be successful);

•	clinical protocols or study procedures may not be adequately designed or followed by the investigators;

•	manufacturing or quality control problems could affect the supply of drug product for our trials; and

•	delays or changes in requirements by governmental agencies.

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

Progression of our drug products through the clinical development process is dependent upon our trials indicating our drugs have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the trial protocols. Failure to achieve either of these could result in delays in our trials or require the performance of additional unplanned trials. This could result in delays in the development of our product candidates and could result in significant unexpected costs or the termination of programs.

If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations under our license agreements, our licensors may terminate our agreements with them and seek additional remedies.

If we are unable or fail to meet payment obligations, performance milestones relating to the timing of regulatory filings, or development and commercial diligence obligations, are unable or fail to make milestone payments or material data use payments in accordance with applicable provisions, or fail to pay the minimum annual payments under our respective licenses; our licensors may terminate the applicable license or seek other available remedies. As a result, our development of the respective product candidate or commercialization of the product would cease.

If we fail to obtain additional financing or acceptable partnership arrangements, we may be unable to complete the development and commercialization of our product candidates or continue operations.

As our programs advance, our costs are likely to increase. Our current and planned clinical trials plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our product candidates will consume significant capital resources. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to raise additional capital; the development progress of our collaborative agreements for our product candidates; the amount of funding we receive from BARDA/HHS for peramivir; the amount of funding or assistance, if any, we receive from any governmental agency for either peramivir or BCX4430 or from other new partnerships with third parties for the development of our product candidates including ulodesine, BCX4161 or BCX4430; the amount or profitability of any orders for peramivir or BCX4430 by any government agency or other party; the progress and results of our current and proposed clinical trials for our most advanced drug products; the progress made in the manufacturing of our lead products and the progression of our other programs. We expect that we will be required to enter into one or more acceptable partnership arrangements in order to complete the development of ulodesine for the treatment of gout. The inability to enter into sufficient acceptable partnership arrangements may require us to delay or eliminate the development of ulodesine.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and from any BARDA/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including the Phase 1 clinical study of BCX4161, progress of our second generation HAE compounds, and continued successful development of BCX4430. In addition, the constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that supplier may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash, which if severe and sustained could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

If BARDA/HHS were to eliminate, reduce or delay funding from our contract, or dispute some of our incurred costs or other actions taken under the contract, this would have a significant negative impact on our revenues, cash flows and the development of peramivir.

Our projections of revenues and incoming cash flows are substantially dependent upon BARDA/HHS reimbursement for the costs related to our peramivir program. If BARDA/HHS were to eliminate (a possibility after our collaborative FDA and BARDA/HHS meetings in the first half of 2013), reduce or delay the funding for this program or disallow some of our incurred costs, we would have to obtain additional funding for development of this product candidate or significantly reduce or stop the development effort. Further, BARDA/HHS may challenge actions that we have taken or may take under our contract, which could negatively impact our operating results and cash flows.

In contracting with BARDA/HHS, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or if we are found to be in violation could result in contract termination. U.S. Government contracts typically contain extraordinary provisions which would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e., federal acquisition regulation clauses), and the ability to terminate without cause. In addition, U.S. Government contracts are subject to an in-process review, where the U.S. Government will review the project and will consider its options under the contract. As such, we may be at a disadvantage as compared to other commercial contracts. U.S. Government contracts are subject to audit and modification by the government at its sole discretion. If the U.S. Government terminates its contract with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, significant negative impact on our cash flows and operations could result.

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

The U.S. Government may terminate its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries. In the event of termination, the U.S. Government may dispute wind down and termination costs and may question prior expenses under the contract and deny payment of those expenses. Should we choose to challenge the U.S. Government for denying certain payments under the contract, such a challenge could subject us to substantial additional expenses which we may or may not recover.

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

If we fail to successfully commercialize or establish collaborative relationships to commercialize certain of our product candidates or if any partner terminates or fails to perform its obligations under agreements with us, potential revenues from commercialization of our product candidates could be reduced, delayed or eliminated.

Our business strategy is to increase the asset value of our product candidate portfolio. We believe this is best achieved by retaining full product rights or through collaborative arrangements with third parties as appropriate. As needed, potential third-party alliances could include preclinical development, clinical development, regulatory approval, marketing, sales and distribution of our product candidates.

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

If we or our partners fail to fulfill our responsibilities in a timely manner, or at all, our commercialization efforts related to that collaboration could be reduced, delayed or terminated, or it may be necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our partner. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake commercialization activities at our own expense or find alternative sources of funding. Any delay in the development or commercialization of our product candidates would severely affect our business, because if our product candidates do not progress through the development process or reach the market in a timely manner, or at all, we may not receive additional future event payments and may never receive milestone, product sales or royalty payments.

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

•

many competitors are more experienced, have significantly more resources and, their products could reach the market before ours, be more cost effective or have a better efficacy or tolerability profile than our product candidates;

•	we may fail to employ a comprehensive and effective intellectual property strategy, which could result in decreased commercial value of our Company and our products;

•	we may fail to employ a comprehensive and effective regulatory strategy, which could result in a delay or failure in commercialization of our products;

•	our ability to successfully commercialize our products is affected by the competitive landscape, which cannot be fully known at this time;

•	reimbursement is constantly changing, which could greatly affect usage of our products; and

•	any future revenue from product sales would depend on our ability to successfully complete clinical studies, obtain regulatory approvals, manufacture, market and commercialize any approved drugs.

If our development collaborations with third parties, such as our development partners and contract research organizations, fail, the development of our product candidates will be delayed or stopped.

We rely heavily upon other parties for many important stages of our product candidate development, including but not limited to:

•	discovery of compounds that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	licensing or design of enzyme inhibitors for development as product candidates;

•	execution of some preclinical studies and late-stage development for our compounds and product candidates;

•	management of our clinical trials, including medical monitoring and data management;

•	execution of additional toxicology studies that may be required to obtain approval for our product candidates; and

•	manufacturing the starting materials and drug substance required to formulate our drug products and the product candidates to be used in both our clinical trials and toxicology studies.

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

Further development and potential commercialization of peramivir is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, potential commercialization of peramivir is subject to further risks, including but not limited to the following:

•

i.v. peramivir may not prove to be safe and sufficiently effective for market approval in the United States or other major markets. On November 7, 2012, we announced completion of the planned interim analysis of the peramivir Phase 3 clinical trial. The difference between the peramivir and control groups on the primary endpoint was small and the recalculated sample size was greater than the predefined futility boundary of 320 subjects. We suspended enrollment and subsequently terminated the 301 clinical trial;

•	necessary government or other third party funding and clinical testing for further development of peramivir may not be available timely, at all, or in sufficient amounts;

•	flu prevention or pandemic treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines or other antivirals, including competitive i.v. antivirals, could substantially replace potential demand for peramivir;

•	any substantial demand for pandemic or seasonal flu treatments may occur before peramivir can be adequately developed and tested in clinical trials;

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

To the extent that peramivir is used as a treatment for influenza, there can be no assurance that it will prove to be generally safe, well-tolerated and effective. Emergency use of peramivir may create certain liabilities for us. There is no assurance that we or our manufacturers will be able to fully meet the demand for peramivir in the event of additional orders. Further, we may not achieve a favorable price for additional orders of peramivir in the U.S. or in any other country. Our competitors may develop products that could compete with or replace peramivir. We may face competition in markets where we have no existing intellectual property protection or are unable to successfully enforce our intellectual property rights.

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

Because we have limited manufacturing experience, we depend on third-party manufacturers to manufacture our product candidates and the materials for our product candidates. If we cannot rely on third-party manufacturers, we will be required to incur significant costs and potential delays in finding new third-party manufacturers.

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon third-party manufacturers to manufacture the materials required for our product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including but not limited to problems involving:

•	inconsistent production yields;

•	product liability claims;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes, such as an earthquake in Japan, that could strike their facilities or have an effect on infrastructure;

•	potential impurities in our drug substance or drug products that could affect availability of product for our clinical trials or future commercialization;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance with regulations and specifications set forth by the FDA or other foreign regulatory agencies.

These contract manufacturers may not be able to manufacture the materials required or our product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third-party manufacturers have met our manufacturing requirements, but they may not continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval in accordance with the FDA’s cGMP and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

If we are unable to enter into agreements with additional manufacturers on commercially reasonable terms, or if there is poor manufacturing performance on the part of any of our third-party manufacturers, we may not be able to complete development of, or market, our product candidates.

Our raw materials, drug substances, and drug products are manufactured by a limited group of suppliers and some at a single facility. If any of these suppliers were unable to produce these items, this could significantly impact our supply of product candidate material for further preclinical testing and clinical trials.

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

If royalties from Shionogi are insufficient for Royalty Sub to make payments under the PhaRMA Notes or if an event of default occurs under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub, in which case we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes.

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

The successful commercialization of peramivir in Japan depends on the efforts of Shionogi and is beyond the control of us or Royalty Sub. As discussed above, peramivir has only recently been introduced into the Japanese market, and there can be no assurance that peramivir will gain market acceptance in Japan. Future sales by Shionogi will depend on many factors, including the incidence and severity of seasonal influenza in Japan each year (both of which can vary very significantly from year to year), the perceived and actual efficacy and safety of peramivir, experience of physicians and patients with peramivir, continued market acceptance, continued availability of supply, competition, sales and marketing efforts, governmental regulation and pricing and reimbursement in Japan. Shionogi is responsible for the marketing and sale of peramivir in Japan, including with respect to the pricing of peramivir in that market. There are no minimum royalties, sales levels or other performance measures required of Shionogi under the Shionogi Agreement and Shionogi could in its sole discretion reduce or cease its sale efforts of peramivir in Japan, subject to its covenant in the Shionogi Agreement to use diligent efforts to commercialize peramivir in Japan. The royalty payments associated with the 2011/2012 influenza season were insufficient to satisfy the September 1, 2012 Payment Date on the PhaRMA Notes such that approximately $572,000 of interest is currently in arrears. Royalty payments from Shionogi for the 2012/2013 influenza season may not be sufficient to satisfy the interest in arrears. If Shionogi is unable to, or fails to, successfully market and commercialize peramivir, it would have a material adverse effect on Royalty Sub’s ability to service its obligations under the PhaRMA Notes and our ability to benefit from our equity interest in Royalty Sub.

We may be required to pay significant premiums under the foreign Currency Hedge Agreement entered into by us in connection with the issuance of the PhaRMA Notes. In addition, because our potential obligations under the foreign currency hedge are marked to market, we may experience additional quarterly volatility in our operating results and cash flows attributable to the foreign Currency Hedge Agreement.

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we may be required to pay a premium in the amount of $2.0 million in each year beginning in May 2014 and, provided the Currency Hedge Agreement remains in effect, continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. We will be required to mark to market our potential obligations under the currency hedge and post cash collateral, which may cause us to experience additional quarterly volatility in our operating results and cash flows as a result. Additionally, we may be required to pay significant premiums or a termination fee under the foreign currency hedge agreement entered into by us in connection with the issuance of the PhaRMA Notes. As of December 31, 2012, we have realized a foreign currency hedge loss of approximately $749,000 and posted aggregate cash collateral of approximately $5.2 million.

If we or our partners do not obtain and maintain governmental approvals for our products under development, we or our partners will not be able to sell these potential products, which would significantly harm our business because we will receive no revenue.

We or our partners must obtain regulatory approval before marketing or selling our future drug products. If we or our partners are unable to receive regulatory approval and do not market or sell our future drug products, we will never receive any revenue from such product sales. In the United States, we or our partners must obtain FDA approval for each drug that we intend to commercialize. The process of preparing for and obtaining FDA approval may be lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation and export laws of the U.S. Neither the FDA nor foreign regulatory agencies have approved any of our product candidates. Because of the risks and uncertainties in biopharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If the FDA delays regulatory approval of our product candidates, our management’s credibility, our company’s value and our operating results may suffer. Even if the FDA or foreign regulatory agencies approve a product candidate, the approval may limit the indicated uses for a product candidate and/or may require post-marketing studies.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to rapid and substantial technological change. There are many companies seeking to develop products for the same indications that we are working on. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies and specialized biotechnology firms. Most of these competitors have greater resources than we do, including greater financial resources, larger research and development staffs and more experienced marketing and manufacturing organizations. In addition, most of our competitors have greater experience than we do in conducting clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals of product candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory approvals, and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including patent and FDA exclusivity rights that would delay our ability to market products. We face, and will continue to face, competition in the licensing of desirable disease targets, licensing of desirable product candidates, and development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Competition may also arise from, among other things:

•	other drug development technologies;

•	methods of preventing or reducing the incidence of disease, including vaccines; and

•	new small molecule or other classes of therapeutic agents.

Developments by others may render our product candidates or technologies obsolete or noncompetitive.

We and our partners are performing research on or developing products for the treatment of several disorders including influenza, gout, hereditary angiodema, and recurrent/refractory peripheral t-cell lymphoma, as well as broad spectrum antivirals which may be developed as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai Co. Ltd.’s TARGRETIN® for CTCL and the current neuraminidase inhibitors marketed by GSK and Roche for influenza and CINRYZE for hereditary angioedema marketed by ViroPharma Incorporated. With respect to the neuraminidase inhibitors, these companies may develop i.v. formulations that could compete with peramivir. Further, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP, influenza, hereditary angioedema, and in other therapeutic areas where we have discovery efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

Compared to us, many of our competitors and potential competitors have substantially greater:

•	capital resources;

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	preclinical study and clinical testing experience;

•	manufacturing and marketing experience; and

•	production facilities.

Any of these competitive factors could impede our funding efforts, render technology and product candidates non-competitive or eliminate or reduce demand for our product candidates.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of those rights would diminish.

Our success will depend in part on our ability and the abilities of our partners to obtain, protect and enforce viable intellectual property rights including but not limited to trade name, trademark and patent protection for our Company and its products, methods, processes and other technologies we may license or develop, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties both domestically and abroad. The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the United States Patent and Trademark Office (“USPTO”), the Patent Cooperation Treaty offices, nor the courts of the U.S. and other jurisdictions have consistent policies nor predictable rulings regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology and pharmaceutical patents. Further, we do not have worldwide patent protection for our product candidates and our intellectual property rights may not be legally protected or enforceable in all countries throughout the world. In some jurisdictions, some of our product candidates have short or no composition of matter patent life and we may therefore rely on data exclusivity, formulation patents or method of use patents Enforcement of formulations and method of use patents can be highly uncertain and vary from jurisdiction to jurisdiction and may not adequately prevent competitors and potential infringers in some jurisdictions. The validity, scope, enforceability and commercial value of these rights, therefore, is highly uncertain.

We also rely on trade secrets to protect technology in cases when we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborators and advisors, our ability to receive patent protection or protect our proprietary information may be imperiled.

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

If we or our partners are unable or fail to adequately initiate, protect, defend or enforce our intellectual property rights in any area of commercial interest or in any part of the world where we wish to seek regulatory approval for our products, methods, processes and other technologies, the value of the product candidates to produce revenue would diminish. Additionally, if our products, methods, processes, and other technologies or our commercial use of such products, processes, and other technologies, including but not limited to any trade name, trademark or commercial strategy infringe the proprietary rights of other parties, we could incur substantial costs. The USPTO and the patent offices of other jurisdictions have issued to us a number of patents for our various inventions and we have in-licensed several patents from various institutions. We have filed additional patent applications and provisional patent applications with the USPTO. We have filed a number of corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications, as appropriate. We have also filed certain trademark and trade name applications worldwide. We cannot assure you as to:

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

We store clinical and stability samples at our facility that could be damaged if our facility incurs physical damage or in the event of an extended power failure. We have backup power systems in addition to backup generators to maintain power to all critical functions, but any loss of these samples could result in significant delays in our drug development process.

In addition, we store most of our preclinical and clinical data at our facilities. Duplicate copies of most critical data are secured off-site. Any significant degradation or failure of our computer systems could cause us to inaccurately calculate or lose our data. Loss of data could result in significant delays in our drug development process and any system failure could harm our business and operations.

If we fail to retain our existing key personnel or fail to attract and retain additional key personnel, the development of our product candidates and the expansion of our business will be delayed or stopped.

We are highly dependent upon our senior management and scientific team, the unexpected loss of whose services might impede the achievement of our development and commercial objectives. Competition for key personnel with the experience that we require is intense and is expected to continue to increase. Our inability to attract and retain the required number of skilled and experienced management, operational and scientific personnel will harm our business because we rely upon these personnel for many critical functions of our business.

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

We have a number of shareholders who own greater than 5% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions.

Our stock price has been, and is likely to continue to be, highly volatile, which could result in the value of an investment to decline significantly.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2012, the 52-week range of the market price of our stock was from $1.08 to $5.95 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of January 31, 2013, there were 50,928,144 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

In addition, on June 28, 2011, we filed with the SEC a shelf registration statement on Form S-3. This shelf registration statement has been declared effective and allows us to sell up to $70 million of securities, including common stock, preferred stock, depository shares, stock purchase contracts and warrants, from time to time at prices and on terms to be determined at the time of sale.

As of January 31, 2013, there were 10,471,014 stock options and restricted stock units outstanding and 757,242 shares available for issuance under our Amended and Restated Stock Incentive Plan and equity compensation grants outside such plan. The shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts;

•	the potential funding from our contract with BARDA/HHS for the development of peramivir;

•	the potential approval or stockpiling order or profit from any order for peramivir;

•	the potential use of peramivir as a treatment for H1N1 flu (or other strains of flu);

•

the further preclinical or clinical development and commercialization of our product candidates, including peramivir, forodesine and other PNP inhibitor and hereditary angioedema and broad spectrum antiviral development programs;

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

We lease offices in both Durham, North Carolina and Birmingham, Alabama. Our headquarters, including our clinical and regulatory operations, are based in Durham, while our principal research facilities are located in Birmingham. We lease approximately 17,250 square feet in Durham through December 31, 2014 and approximately 50,150 square feet in Birmingham through June 30, 2015. Of the 50,150 square feet of space we lease in Birmingham, we have subleased approximately 16,050 square feet to another party. We believe that our facilities are adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol BCRX. The following table sets forth the low and high sales prices of our common stock as reported by the NASDAQ Global Select Market for each quarter in 2012 and 2011:

	2012		2011
	Low	High	Low	High
First quarter	2.37	5.95	3.36	5.34
Second quarter	2.90	5.00	3.21	4.02
Third quarter	3.47	4.74	2.31	3.93
Fourth quarter	1.08	4.95	2.29	3.28

The last sale price of the common stock on January 31, 2013 as reported by the NASDAQ Global Select Market was $1.62 per share.

Holders

As of January 31, 2013, there were approximately 220 holders of record of our common stock.

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

PERFORMANCE GRAPH FOR BIOCRYST

Indexed Comparison Since 2007

	Beginning Investment 12/31/07	Investment at 12/31/08	Investment at 12/31/09	Investment at 12/31/10	Investment at 12/31/11	Investment at 12/31/12
BioCryst Pharmaceuticals, Inc.	$100.00	$22.17	$104.53	$83.66	$39.97	$22.98
The NASDAQ Stock Market	100.00	61.17	87.93	104.13	104.69	123.85
NASDAQ Pharmaceutical Stocks	100.00	93.04	104.55	113.33	121.31	161.38

The above graph measures the change in a $100 investment in our common stock based on its closing price of $6.18 on December 31, 2007 and its year-end closing price thereafter. Our relative performance is then compared with the CRSP Total Return Indexes for the NASDAQ Stock Market (U.S.) and NASDAQ Pharmaceutical Stocks.

Recent Sales of Unregistered Securities: None.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock or shares surrendered to satisfy tax obligations during the fourth quarter of 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The selected Statement of Operations Data and Balance Sheet data with respect to the years ended December 31, 2012, 2011, 2010, 2009, and 2008 set forth below are derived from our consolidated financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 below and our consolidated financial statements and the notes thereto appended to this annual report.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$26,293	$19,643	$62,381	$74,590	$56,561
Cost of product sold	—	—	86	4,544	—
Research and development expenses	51,464	57,249	83,900	73,661	74,019
General and administrative expenses	6,826	11,981	11,718	10,122	9,707
Royalty expense	132	—	—	—	—
Restructuring costs	1,759	—	1,034	—	—
Loss from operations	(60,181)	(49,587)	(34,357)	(13,737)	(27,164)
Net loss	(39,081)	(56,948)	(33,853)	(13,451)	(24,732)
Basic and diluted net loss per share	$(0.79)	$(1.26)	$(0.76)	$(0.35)	$(0.65)

Weighted average shares outstanding	49,474	45,144	44,564	38,926	38,062

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$37,058	$57,725	$66,341	$94,259	$63,314
Receivables	4,562	5,831	30,227	33,722	11,982
Inventory	—	263	898	6,281	—
Total assets	57, 439	82,208	109,447	142,190	84,692
Long-term deferred revenue	5,920	7,103	15,944	18,441	20,937
Non-recourse notes payable	30,000	30,000	—	—	—
Accumulated deficit	(392,601)	(353,520)	(296,572)	(262,719)	(249,268)
Total stockholders’ (deficit) equity	(454)	14,806	65,503	86,266	46,426

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Statement

The discussion herein contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. Forward looking statements regarding our financial condition and our results of operations that are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted within the United States, as well as projections for the future. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biotechnology and biopharmaceutical companies, including risks inherent in our drug discovery, drug development and commercialization efforts, clinical trials, uncertainty of regulatory actions and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with products, potential competition associated with our product candidates and retention of key employees. In order for any of our product candidates to be commercialized, it will be necessary for us, or our collaborative partners, to conduct clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, and obtain market acceptance and adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. In addition, we can provide no assurance that we will have sufficient funding to meet our future capital requirements. Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. The most significant known risks are discussed in the section entitled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on any forward-looking statements.

Our revenues are difficult to predict and depend on numerous factors, including the prevalence and severity of influenza in regions for which peramivir has received regulatory approval, severity of flu in those geographies that impact enrollment in our Phase 3 clinical trials, ongoing discussions with government agencies regarding future peramivir and/or BCX4430 development, as well as entering into, or modifying, licensing agreements for our product candidates. Furthermore, revenues related to our collaborative development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

Our operating expenses are also difficult to predict and depend on several factors, including research and development expenses, drug manufacturing, and clinical research activities, the ongoing requirements of our development programs, and the availability of capital and direction from regulatory agencies, which are difficult to predict. Management may be able to control the timing and level of research and development and general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and/or payments.

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

Overview

We are a biotechnology company that designs, optimizes and develops novel drugs that block key enzymes involved in the pathogenesis of diseases. We focus on therapeutic areas with unmet medical needs that are of interest to us and aligned with our capabilities and expertise. We integrate the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. Our strategy is to create a sustainable portfolio of commercial products and product candidates whereby we out-license rights to product candidates in geographies or therapeutic areas where we do not intend to and/or do not have the ability to commercialize them.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis, as situations change, and regularly discuss financial events, policies, and issues with members of our audit committee and our independent registered public accounting firm. We routinely evaluate our estimates and policies regarding revenue recognition, administration, inventory and manufacturing, taxes, stock-based compensation, research and development, consulting and other expenses and any associated liabilities.

Recent Corporate Highlights

Peramivir

On November 7, 2012, we announced completion of the planned interim analysis of the peramivir 301 Phase 3 clinical trial. The 301 clinical trial was a multicenter, randomized, double-blind, controlled study to evaluate the efficacy and safety of 600 mg i.v. peramivir administered once-daily for five days in addition to SOC, compared to SOC alone, in adults and adolescents hospitalized due to serious influenza. The difference between peramivir and control groups for the primary endpoint was small and the recalculated sample size was greater than the predefined futility boundary of 320 subjects. Based on this information, the DMC recommended that the study be terminated for futility. No unexpected adverse events were identified and the DMC expressed no concerns about the safety of peramivir. We suspended enrollment in the 301 clinical trial and subsequently terminated it. During the first half of 2013, we will conduct meetings and discussions with BARDA/HHS and the FDA to determine the appropriate future for the peramivir program. At the conclusion of these meetings, the future development, if any, of peramivir in the U.S. will be determined.

On February 24, 2011, BARDA/HHS awarded us a $55.0 million contract modification intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brings the total award from BARDA/HHS to $234.8 million and extends the contract term by 24 months through December 31, 2013. The contract, as it currently stands, provides for funding through completion of Phase 3 and to support the filing of an NDA to seek regulatory approval for i.v. peramivir in the U.S. Through December 31, 2012, $188.3 million has been recognized as revenue under this contract.

On March 9, 2011, we completed a $30.0 million non-recourse financing transaction designed to monetize certain future royalty and milestone payments under our license agreement with Shionogi, pursuant to which Shionogi licensed from us the rights to market peramivir (RAPIACTA) in Japan and, if approved for commercial sale, Taiwan. We formed Royalty Sub, a newly created wholly-owned subsidiary, which completed a private placement to institutional investors of $30.0 million in aggregate principal amount of PhaRMA Senior Secured 14.0% Notes. This private placement was exempt from registration under the Securities Act of 1933. The PhaRMA Notes, which are obligations of Royalty Sub, are secured by (i) Royalty Sub’s rights to receive royalty payments from Shionogi in respect of commercial sales of RAPIACTA in Japan and, if approved for commercial sale, Taiwan, as well as future milestone payments payable by Shionogi under the Shionogi Agreement and all of Royalty Sub’s other assets, and (ii) a pledge by us of our equity interest in Royalty Sub. Principal and interest on the PhaRMA Notes issued by Royalty Sub are payable from, and are secured by, the rights to royalty and milestone payments under the Shionogi Agreement. Principal on the PhaRMA Notes is required to be paid in full by the final legal maturity date of December 1, 2020, unless the PhaRMA Notes are repaid, redeemed or repurchased earlier. The PhaRMA Notes are redeemable by Royalty Sub beginning March 9, 2012 and bear interest at the rate of 14% per annum, payable annually in arrears on September 1st of each year, beginning on September 1, 2011. Royalty Sub’s obligations to pay principal and interest on the PhaRMA Notes are obligations solely of Royalty Sub and are without recourse to any other person, including us, except to the extent of our pledge of our equity interests in Royalty Sub in support of the PhaRMA Notes.

We received net proceeds of approximately $22.7 million after deducting transaction costs of $4.3 million and the establishment of a $3.0 million interest reserve account available to help cover future annual interest shortfalls. As of December 31, 2012, the interest reserve account has been fully utilized. Furthermore, approximately $572,000 of accrued interest is in arrears from the September 1, 2012 Payment Date. This shortfall accrues interest at the coupon rate and must be paid by September 1, 2013 or the PhaRMA Notes will be in default. We expect royalty payments from sales of RAPIACTA in 2013 to satisfy the interest in arrears. However, based upon historical RAPIACTA sales in Japan and the interest currently in arrears, it is uncertain whether 2013 RAPIACTA royalties will be sufficient to pay all interest in arrears and all interest due on the September 1, 2013 Payment Date.

In association with the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under this agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2014 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations we have in connection with the PhaRMA Notes, we have the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and paying a $2.0 million termination fee. In advance of the May 18, 2014 termination date, we have a limitation on the maximum hedge collateral of approximately $5.9 million. The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Operations. Cumulative mark to market adjustments through December 31, 2012 resulted in a $4.7 million hedge loss and we posted $5.2 million in aggregate collateral based on defined thresholds. Our operating results will continue to be impacted by mark to market adjustments while the Currency Hedge Agreement remains in effect.

Ulodesine

On July 24, 2012, we announced favorable 52-week safety results and sustained efficacy from the extension phase of the randomized Phase 2b clinical trial of ulodesine added to allopurinol in patients with gout who had failed to reach the sUA therapeutic goal of <6 mg/dL on allopurinol alone, as well as positive Phase 2 safety results in patients with mild to moderate renal impairment. The approximate doubling of sUA response rates with ulodesine seen at 12 weeks was sustained through 52 weeks of treatment. After 52 weeks of treatment, ulodesine doses of 5 mg, 10 mg, and 20 mg/day showed response rates of 45%, 47% and 64% respectively, compared to 19% for placebo. These results are consistent with the previously reported positive findings at the 12-week primary efficacy time point. With the results of the 203 clinical trial, we have now concluded Phase 2 testing and are in out-license discussions with potential partners for the continued Phase 3 development of ulodesine and its eventual commercialization on a worldwide basis. Due to the cost of Phase 3 development and commercialization, we do not plan to initiate Phase 3 development of ulodesine without a partner. Although we expect these out-license discussions to continue in 2013, we cannot predict the outcome or timing associated with completing an out-licensing transaction.

Forodesine

On November 11, 2011, we entered into the Amended and Restated License and Development Agreement with Mundipharma, amending and restating the February 1, 2006 exclusive, royalty-bearing Development and License Agreement for the development and commercialization of forodesine for use in the field of oncology. Under the terms of the Amended and Restated Agreement, Mundipharma obtained worldwide rights to forodesine, so they now control the worldwide development and commercialization of forodesine and assume all future development and commercialization costs. Additionally, on November 17, 2011, we further amended our agreements with AECOM/IRL whereby AECOM/IRL agreed to accept a reduction of one-half in the percentage of Net Proceeds (as defined in the Amended and Restated Agreement) received by us under our Amended and Restated Agreement with Mundipharma.

The Amended and Restated Agreement is a multiple element arrangement for accounting purposes in which we are required to deliver to Mundipharma both the worldwide rights to forodesine and the transfer of product data and know-how to permit Mundipharma to develop and commercialize forodesine (the “Knowledge Transfer”). The world-wide license rights were granted to Mundipharma upon execution of Amended and Restated Agreement and the Knowledge Transfer and the product data and know-how transfer were completed in the first quarter of 2012. We have accounted for these elements as a combined unit of accounting as neither one has stand-alone value to Mundipharma. Upon completion of the Knowledge Transfer, the unamortized deferred revenue and deferred expense of $7.8 million and $1.9 million, respectively, was recognized in our Statements of Comprehensive Loss in the quarter ended March 31, 2012.

Results of Operations

Year Ended December 31, 2012 Compared to 2011

Total 2012 revenues increased to $26.3 million as compared to 2011 revenues of $19.6 million. Revenues in 2012 included the recognition of $7.8 million of previously deferred revenue associated with the Amended and Restated License and Development Agreement with Mundipharma. The recognition of this revenue and the related expense (noted below) did not impact our cash balance. The remaining 2012 revenue consisted of $3.3 million of royalty revenue from Shionogi sales of

RAPIACTA, $14.0 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of i.v. peramivir and $1.2 million associated with collaborative revenue amortization from other corporate partnerships. Revenue increased in 2012 due to the recognition of all previously deferred revenue associated with the Mundipharma agreement as well as the recognition of RAPIACTA royalty revenue, for which no royalty was recognized in 2011. These two increases were partially offset by decreased BARDA/HHS revenue, as compared to 2011, associated with a lower rate of enrollment in the 301 clinical trial compared to 2011. Revenues in 2011 consisted of $17.1 million of reimbursement of collaborative expenses from BARDA/HHS related to the continued development of i.v. peramivir and $2.5 million associated with collaborative revenue amortization from other corporate partnerships.

Research and Development (“R&D”) expenses decreased to $51.5 million in 2012 from $57.2 million in the prior year. Approximately $1.9 million of the 2012 R&D expense resulted from the recognition of previously deferred expenses associated with the Amended and Restated License and Development Agreement with Mundipharma. The remaining 2012 R&D expenses, compared with the prior year, reflect decreased spending associated with our ulodesine and peramivir programs partially offset by increased spending on our pre-clinical compounds (primarily BCX4161 and BCX5191). In connection with the Amended and Restated License and Development Agreement with Mundipharma, we do not expect to incur any significant forodesine costs in the future. Furthermore, with the completion of Phase 2 testing of ulodesine in 2012, we do not expect to incur significant ulodesine expenses in the future, because we do not plan to initiate Phase 3 development of ulodesine without a partner.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	2012	2011	2010
R&D expenses by program:
Ulodesine	$10,208	$20,185	$13,174
Peramivir	12,892	17,361	49,740
BCX5191	9,046	1,939	6
BCX4161	8,969	6,171	900
Forodesine	2,170	759	7,277
BCX4430	1,300	474	451
Other research, preclinical and development costs	6,879	10,360	12,352

Total R&D expenses	$51,464	$57,249	$83,900

Research and development expenses include all direct and indirect expenses and are allocated to specific programs at the point of development of a lead product candidate. Direct expenses are charged directly to the program to which they relate and indirect expenses are allocated based upon internal direct labor hours dedicated to each respective program. Direct expenses consist of compensation for R&D personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes, manufacture the product candidates, conduct and manage clinical trials, patent-related costs, as well as other costs related to our clinical and preclinical studies. Indirect R&D expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. R&D expenses vary according to the number of programs in clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs due to the longer length of time of the clinical trials and the higher number of patients enrolled in these clinical trials.

General and administrative (“G&A”) expenses decreased to $6.8 million in 2012 compared to $12.0 million in the prior year. The decrease of $5.2 million is primarily due to the continued realization of cost containment measures yielding a reduction of non-critical consulting and other administrative expenses, as well as avoidance of one-time expenses incurred in the 2011 relocation of our corporate headquarters. These reductions were offset somewhat by $1.5 million of transaction costs associated with the proposed merger with Presidio Pharmaceuticals, Inc.

Interest expense related to the non-recourse notes issued in conjunction with the peramivir royalty monetization transaction in March 2011 increased to $4.7 million in 2012 as compared to $3.8 million in 2011, due to recognizing a full year of interest expense in 2012 compared to a partial year in 2011. In addition, a mark to market loss of $0.7 million was recognized in 2012 related to our foreign currency hedge, compared to a mark to market loss of $4.0 million in the prior year, resulting from changes in the U.S. dollar/Japanese yen exchange rate. We entered into the foreign Currency Hedge Agreement to hedge changes in the value of the Japanese yen relative to the U.S. dollar. The currency hedge does not qualify for hedge accounting treatment and therefore mark to market adjustments are recognized in our Consolidated Statements of Comprehensive Loss. Although we cannot predict the future yen/dollar exchange rate, the applicable foreign currency rates have moved such that we have reclaimed hedge collateral in early 2013; however, it is possible that additional collateral will be required in 2013. We are unable to predict future changes in the yen/dollar exchange rate or increases/decreases in our hedge loss associated with the Currency Hedge Agreement.

Restructuring

In December 2012, we announced that we had restructured our operations during the fourth quarter of 2012 to significantly reduce the size and operations of our Company in order to extend our existing cash runway. We eliminated approximately 50% of our workforce and decreased other costs, which will decrease our 2013 operating cash utilization by 30 to 40% and decrease our 2013 operating expenses by 40 to 60%, as compared to 2012 levels. These changes will allow our existing cash and investments to last longer and enable us to achieve important near-term milestones. Based upon these changes, we anticipate our cash and investments will fund our operations for 15 to 18 months, and thus into the second quarter of 2014. In connection with the restructuring, we recorded restructuring charges of approximately $1.8 million for the year ended December 31, 2012, which are reported in a separate line item in our Consolidated Statements of Comprehensive Loss. Significant components of the restructuring charge were termination benefits for employees impacted by the restructuring and losses associated with leased lab and office space that is now vacant. We do not expect to incur any additional restructuring changes as a result of our December 2012 restructuring. In addition, we restructured our operations in 2010 and incurred approximately $1.0 million of charges when we executed that restructuring. Significant components of our 2010 restructuring were the write-off of assets and termination benefits for employees impacted by the restructuring.

Year Ended December 31, 2011 Compared to 2010

Total 2011 revenues decreased to $19.6 million as compared to 2010 revenues of $62.4 million. Revenues in 2011 consisted primarily of reimbursement of collaboration expenses from BARDA/HHS with $17.1 million related to the continued development of i.v. peramivir and approximately $2.5 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in 2010 consisted primarily of reimbursement of collaboration expenses, including $42.5 million from BARDA/HHS for the continued development of i.v. peramivir and the sale of $8.3 million of peramivir active pharmaceutical ingredient (API) and other starting materials to Shionogi and Green Cross, as well as a $7.0 million milestone payment from Shionogi related to the marketing and manufacturing approval of RAPIACTA in Japan during the first quarter of 2010.

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

Research and development expenses decreased to $57.2 million in 2011 as compared to $83.9 million for the prior year. The $26.7 million decrease was driven by lower development costs associated with our peramivir development program (as discussed above) and lower costs associated with our forodesine clinical programs. In connection with the Amended and Restated Agreement with Mundipharma, we ceased incurring all forodesine development costs in November 2011 and we received $0.9 million for previously expensed compound development costs. The decrease in aforementioned costs was partially offset by higher development costs associated with the ulodesine program for the treatment of gout during 2011. Additionally, peramivir costs for 2010 included $8.2 million of manufacturing costs associated with peramivir API production for Shionogi and Green Cross.

General and administrative expenses increased to $12.0 million for 2011 from $11.7 million in 2010. The small change reflects timing of expenses between the years associated with the transition of our headquarters to Durham, North Carolina and cost containment procedures instituted in 2011.

Additionally, we incurred interest expense and losses on our foreign currency derivative during 2011, associated with our $30.0 million non-recourse debt financing transaction completed in March 2011 to monetize certain future royalty and milestone payments associated with a license agreement with Shionogi – see “Note 3 – Royalty Monetization” in our Notes to the Consolidated Financial Statements. We incurred $3.8 million in interest expense related to our PhaRMA Notes and recognized a $4.0 million mark to market loss related to our Currency Hedge Agreement.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2013 operating expenses to exceed our 2013 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including government contracts; and to a lesser extent, the PhaRMA Notes financing. On February 24, 2011, we announced that BARDA/HHS had awarded us a $55.0 million contract modification intended to fund completion of the Phase 3 development of i.v. peramivir, bringing the total award from BARDA/HHS to $234.8 million and extending the contract term by 24 months through December 31, 2013. On March 9, 2011, we completed a $30.0 million non-recourse debt financing transaction designed to monetize certain future royalty and milestone payments under our license agreement with Shionogi. We received net proceeds from this transaction of approximately $22.7 million, excluding hedge collateral posted subsequent to the closing of the transaction. In June 2011, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak (“MLV”) pursuant to which we may issue and sell $70.0 million in shares of our common stock at current market prices under a Form S-3 registration statement with MLV acting as the sales agent. As of December 31, 2012, we have sold an aggregate of 5.0 million shares of common stock at an average per share price of $3.96 pursuant to the ATM Agreement for net proceeds of $18.8 million. In addition to the above we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of December 31, 2012, we had net working capital of $24.8 million, a decrease of approximately $1.8 million from $26.6 million at December 31, 2011. The decrease in working capital was principally due to funding of our normal operating expenses associated with the development of our product candidates and $1.7 million in cash collateral posted against foreign currency losses which was partially offset by $17.8 million in net proceeds derived from the sale of common stock through offerings under the ATM Agreement through our Form S-3 shelf registration. Our principal sources of liquidity at December 31, 2012 were approximately $21.2 million in cash and cash equivalents; approximately $15.9 million in investments considered available-for-sale; and approximately $4.0 million in BARDA/HHS receivables. In December 2012, we announced that we had restructured our operations to significantly reduce the size and operations of our Company in order to extend our existing cash runway. We eliminated approximately 50% of our workforce and decreased other costs, which we anticipate will decrease our 2013 operating cash utilization by 30 to 40% and decrease our 2013 operating expenses by 40 to 60%, as compared to 2012 levels. These changes will allow our existing cash and investments to last longer and enable us to achieve important near-term milestones. Based upon these changes, we anticipate our cash and investments will fund our operations for 15 to 18 months, and thus into the second quarter of 2014.

We intend to contain costs and reduce cash flow requirements by closely managing our third party costs and headcount, leasing scientific equipment and facilities, contracting with other parties to conduct certain research and development projects and using consultants. We expect to incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities, primarily related to our clinical trial activity. We may incur additional expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical programs advance through later stages of development. The objective of our investment policy is to ensure the safety and preservation of invested funds, as well as maintaining liquidity sufficient to meet cash flow requirements. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of our credit exposure. We have not realized any significant losses on our investments.

At December 31, 2012, we had long-term operating lease obligations, which provide for aggregate minimum payments of approximately $1.0 million in 2013, $1.0 million in 2014 and $0.4 million in 2015. These obligations include the future rental of our operating facilities.

We plan to finance our needs principally from the following:

•	lease or loan financing and future public or private equity financing;

•	our existing capital resources and interest earned on that capital;

•	payments under our contract with BARDA/HHS; and

•	payments under collaborative and licensing agreements with corporate partners.

As our programs continue to advance, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements and additional personnel resources and testing required for the continuing development of our product candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our product candidates, the amount and timing of funding we receive from BARDA/HHS for peramivir, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our product candidates, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates and the progression of our other programs.

With the funds available at December 31, 2012, we believe these resources will be sufficient to fund our operations into the second quarter of 2014. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events in the future. In order to continue our operations substantially beyond mid-2014, we will need to: (1) successfully secure, or increase U.S. Government funding of our programs; (2) out-license rights to certain of our product candidates, pursuant to which the we would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. Additionally, we retain the ability to offer for sale approximately $50 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from an effective shelf registration statement, which we filed with the SEC on June 28, 2011.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	our ability to perform under the contract with BARDA/HHS and receive reimbursement;

•	the magnitude of work under the contract with BARDA/HHS;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain product candidates or a decision to build or expand internal development and commercial capabilities;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and develop product candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our product candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development of our product candidates;

•	the scope of manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time. Additional funding, whether through additional sales of equity or debt securities, collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and from the BARDA/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates as well as rate of reimbursement by BARDA/HHS of our peramivir expenses and any future decisions regarding the future of the peramivir development program. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; and the level of required administrative support for our daily operations.

Financial Outlook for 2013

Based upon our strategic and development operations, we expect 2013 operating cash usage to be in the range of $22 to $26 million, and expect our total 2013 operating expenses to be in the range of $25 to $35 million. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, sale of stock in the marketplace, and any other non-routine cash outflows or inflows, such as restructuring and transaction costs. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of December 31, 2012, we are not involved in any unconsolidated entities or off–balance sheet arrangements.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they are cancelable as of December 31, 2012. Some of the amounts we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period (In thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$2,431	$1,012	$1,419	$—	$—
Purchase obligations(1)	18,630	18,630	—	—	—
Contingent license obligations	8,075	575	1,150	1,150	5,200
Non-recourse notes payable(2)	63,822	4,772	8,400	8,400	42,250

Total	$92,958	$24,989	$10,969	$9,550	$47,450

(1)	Purchase obligations include commitments related to clinical development, manufacturing and research operations and other purchase commitments.
(2)	Assumes the PhaRMA Notes will be repaid at maturity and the related interest costs will accrue and be paid annually through maturity. This assumption is based on the unpredictable nature of the royalty payments from Shionogi which are designated for both principal and interest payments on the PhaRMA Notes.

Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2014 through 2020, provided the Currency Hedge Agreement is still in effect. A payment of $2.0 million will be required if, during the relevant year, the dollar is worth less than 100 yen. We have the right to terminate the Currency Hedge Agreement with respect to 2016 through 2020 by giving notice on May 18, 2014 and a payment of a $2.0 million termination fee. Prior to termination, the maximum amount of hedge collateral we may be required to post is $5.9 million. As of December 31, 2012, we have posted $5.2 million in hedge collateral. Because the posting of additional collateral and payment of annual premiums is contingent on the value of the yen relative to the dollar and other factors, such payments have been excluded from the foregoing table.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Inventory

Our inventories consist of peramivir finished goods and supplies for the manufacture of peramivir, which are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We have recorded a full valuation allowance for all inventory balances at December 31, 2012.

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

Revenue Recognition

We recognize revenues from collaborative and other research and development arrangements and product sales. Revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

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

At December 31, 2012, we had deferred collaboration expenses of approximately $5.4 million. These deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners, and other consideration to our academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

We group our R&D expenses into two major categories: direct external expenses and indirect expenses. Direct expenses consist of compensation for R&D personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes and manufacture the product candidate, conduct and manage clinical trials, patent-related costs, as well as other costs related to our clinical and preclinical studies. These costs are accumulated and tracked by program. Indirect expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. These costs apply to work on our clinical and preclinical candidates as well as our discovery research efforts.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the year ended December 31, 2012 resulted in a $749,000 loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds and as of December 31, 2012, $5.2 million was posted under the agreement.

Tax

We account for uncertain tax positions in accordance with accounting principles generally accepted in the U.S. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance against all potential tax assets, due to uncertainties in our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

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

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$20,891	$16,444
Restricted cash	308	625
Investments	14,708	25,274
Receivables	4,562	5,831
Interest reserve	—	1,742
Inventory	—	263
Prepaid expenses and other current assets	1,097	378
Deferred collaboration expense	412	2,301

Total current assets	41,978	52,858
Investments	1,151	15,382
Furniture and equipment, net	583	1,098
Deferred collaboration expense	5,033	5,437
Other assets	8,694	7,433

Total assets	$57,439	$82,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,974	$2,497
Accrued expenses	9,860	12,616
Interest payable	1,998	1,400
Deferred collaboration revenue	1,392	9,786

Total current liabilities	17,224	26,299
Deferred collaboration revenue	5,920	7,103
Foreign currency derivative	4,749	4,000
Non-recourse notes payable	30,000	30,000
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares outstanding	—	—
Common stock, $0.01 par value; shares authorized — 95,000; shares issued and outstanding — 50,893 in 2012 and 45,662 in 2011	509	457
Additional paid-in capital	391,611	367,829
Accumulated other comprehensive income	27	40
Accumulated deficit	(392,601)	(353,520)

Total stockholders’ (deficit) equity	(454)	14,806

Total liabilities and stockholders’ equity	$57,439	$82,208

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues
Royalty revenue	$3,317	$—	$—
Product sales	—	—	325
Collaborative and other research and development	22,976	19,643	62,056

Total revenues	26,293	19,643	62,381
Expenses
Cost of products sold	—	—	86
Research and development	51,464	57,249	83,900
General and administrative	6,826	11,981	11,718
Royalty	132	—	—
Restructuring	1,759	—	1,034

Total operating expenses	60,181	69,230	96,738

Loss from operations	(33,888)	(49,587)	(34,357)
Interest and other income	222	413	504
Interest expense	(4,666)	(3,774)	—
Loss on foreign currency derivative	(749)	(4,000)	—

Net loss	(39,081)	(56,948)	(33,853)

Basic and diluted net loss per common share	$(0.79)	$(1.26)	$(0.76)
Weighted average shares outstanding	49,474	45,144	44,564
Unrealized loss on available for sale investments	(13)	(65)	131

Comprehensive Loss	$(39,094)	$(57,013)	$(33,722)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(39,081)	$(56,948)	$(33,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairment	628	886	2,267
Stock-based compensation expense	4,167	4,772	6,302
Amortization of debt issuance costs	439	356	—
Change in fair value of foreign currency derivative	749	4,000	—
Changes in operating assets and liabilities:
Receivables from collaborations	1,269	24,396	3,495
Inventory	263	635	5,383
Prepaid expenses and other assets	(623)	626	51
Deferred collaboration expense	2,301	1,309	(220)
Accounts payable and accrued expenses	2,068	(10,731)	(9,483)
Deferred collaboration revenue	(9,577)	(1,552)	(2,497)

Net cash used in operating activities:	(37,397)	(32,251)	(28,555)
Investing activities:
Acquisition of furniture and equipment	(113)	(55)	(325)
Change in restricted cash	317	—	—
Purchases of investments	(16,153)	(45,500)	(55,909)
Sales and maturities of investments	40,833	56,873	56,455

Net cash provided by investing activities:	24,884	11,318	221
Financing activities:
Sale of common stock, net	17,805	1,027	—
Exercise of stock options	534	278	553
Employee stock purchase plan sales	321	300	283
Purchases of treasury stock	—	(61)	(5)
Issuance of non-recourse notes payable, net	—	25,691	—
Payment of foreign currency derivative collateral	(1,700)	(3,480)	—

Net cash provided by financing activities:	16,960	23,755	831
Increase (decrease) in cash and cash equivalents	4,447	2,822	(27,503)
Cash and cash equivalents at beginning of year	16,444	13,622	41,125

Cash and cash equivalents at end of year	$20,891	$16,444	$13,622

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2009	$439	$348,572	$(26)	$(262,719)	$86,266
Net loss	—	—	—	(33,853)	(33,853)
Other comprehensive income	—	—	131	—	131

Exercise of stock options, 240 shares, net	2	550	—	—	552
Employee stock purchase plan sales, 51 shares	1	282	—	—	283
Issuance of common stock, 761 shares, net	8	5,819	—	—	5,827
Purchases of treasury stock, 1 share	—	(5)	—	—	(5)
Stock-based compensation expense	—	6,302	—	—	6,302

Balance at December 31, 2010	450	361,520	105	(296,572)	65,503

Net loss	—	—	—	(56,948)	(56,948)
Other comprehensive loss	—	—	(65)	—	(65)

Exercise of stock options, 184 shares, net	2	276	—	—	278
Employee stock purchase plan sales, 94 shares	1	299	—	—	300
Issuance of common stock, 437 shares, net	4	1,023	—	—	1,027
Purchases of treasury stock, 12 shares	—	(61)	—	—	(61)
Stock-based compensation expense	—	4,772	—	—	4,772

Balance at December 31, 2011	457	367,829	40	(353,520)	14,806

Net loss	—	—	—	(39,081)	(39,081)
Other comprehensive loss	—	—	(13)	—	(13)

Exercise of stock options, 348 shares, net	3	536	—	—	539
Employee stock purchase plan sales, 110 shares, net	1	320	—	—	321
Issuance of common stock, 4,774 shares, net	48	18,759	—	—	18,807
Stock-based compensation expense	—	4,167	—	—	4,167

Balance at December 31, 2012	$509	$391,611	$27	$(392,601)	$(454)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1 — Significant Accounting Policies

The Company

BioCryst Pharmaceuticals, Inc. (the “Company”) is a biotechnology company that designs, optimizes and develops novel drugs that block key enzymes involved in the pathogenesis of diseases related to therapeutic areas with unmet medical needs aligned with its capabilities and expertise. The Company was incorporated in Delaware in 1986 and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. BioCryst has incurred losses and negative cash flows from operations since inception.

The Company has undergone two recent restructurings. In the fourth quarter of 2012, it implemented a restructuring plan to significantly reduce its cost structure in response to setbacks in its developmental programs. In the fourth quarter of 2010, it implemented a restructuring plan to consolidate its core facilities and move its headquarters to Durham, North Carolina. Based on its current operating plans, the Company expects it has sufficient liquidity, with its existing cash and investments of $37,058, to continue its planned operations into the second quarter of 2014. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations substantially beyond mid-2014 it will need to: (1) successfully secure or increase U.S. Government funding of its programs; (2) out-license rights to certain of its product candidates, pursuant to which the Company would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

Reclassifications

During the second quarter of 2012, the Company changed its classification of facilities costs and other costs directly related to its laboratory facility in Birmingham, Alabama from general and administrative expense to research and development expense. This change resulted in $351 of expenses being reclassified from general and administrative expense to research and development expense in 2011. This reclassification had no effect on previously reported operating expenses or net loss amounts.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of December 31, 2012 includes $300 ($625 as of December 31, 2011) that the Company is required to maintain in an interest bearing money market account to serve as collateral for a corporate credit card program. The remaining $8 in restricted cash for December 31, 2012 relates to royalty receipts paid by Shionogi & Co. Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (see in Note 3).

Investments

The Company invests in high credit quality investments in accordance with its investment policy, which is designed to minimize the possibility of loss. The objective of the Company’s investment policy is to ensure the safety and preservation of invested funds, as well as maintaining liquidity sufficient to meet cash flow requirements. The Company places its excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of its credit exposure. Per its policy, the Company is able to invest in marketable debt securities that may consist of U.S. government and government agency securities, money market and mutual fund investments, municipal and corporate notes and bonds, commercial paper and asset or mortgage-backed

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

securities, among others. The Company’s investment policy requires it to purchase high-quality marketable securities with a maximum individual maturity of three years and requires an average portfolio maturity of no more than 18 months. Some of the securities the Company invests in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company schedules its investments with maturities that coincide with expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, the Company does not believe it has a material exposure to interest rate risk arising from its investments. Generally, the Company’s investments are not collateralized. The Company has not realized any significant losses from its investments.

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At December 31, 2012, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP with the exception of U.S. Treasury securities, which are classified as Level 1. These valuations are based on observable direct and indirect inputs, primarily quoted prices of similar, but not identical, instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. These fair values are obtained from independent pricing services which utilize Level 2 inputs.

	December 31, 2012
			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value
U.S. Treasury securities	$999	$2	$2	$—	$1,003
Obligations of U.S. government and its agencies	3,505	6	2	—	3,513
Corporate debt securities	4,035	22	6	—	4,063
Commercial paper	1,695	—	1	—	1,696
Municipal obligations	5,541	27	16	—	5,584

Total investments	$15,775	$57	$27	$—	$15,859

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

	December 31, 2011
			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value
U.S. Treasury securities	$1,998	$2	$14	$—	$2,014
Obligations of U.S. government and its agencies	5,000	10	—	—	5,010
Corporate debt securities	10,924	80	15	(9)	11,010
Commercial paper	10,939	—	2	(1)	10,940
Asset-backed securities	611	—	—	—	611
Certificate of deposit	801	1	—	—	802
Municipal obligations	10,182	68	21	(2)	10,269

Total investments	$40,455	$161	$52	$(12)	$40,656

The following table summarizes the scheduled maturity for the Company’s investments at December 31, 2012 and 2011.

	2012	2011
Maturing in one year or less	$14,708	$25,274
Maturing after one year through two years	1,151	14,628
Maturing after two years	—	754

Total investments	$15,859	$40,656

Receivables

Receivables are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services or royalty receivables from Shionogi & Co. Ltd. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At December 31, 2012 and 2011, the Company had the following receivables.

	December 31, 2012
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$150	$3,888	$4,038
Shionogi & Co. Ltd.	524	—	524

Total receivables	$674	$3,888	$4,562

	December 31, 2011
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$1,146	$4,683	$5,829
Shionogi & Co. Ltd.	2	—	2

Total receivables	$1,148	$4,683	$5,831

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

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

Inventory

At December 31, 2012 and 2011, the Company’s inventory consisted of peramivir finished goods inventory and supplies for the manufacture of peramivir. Inventory is stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company capitalizes subsequent costs related to the production of inventories.

During 2011, based on the annual variability of influenza, which impacts potential clinical and commercial demand and timing for peramivir administration, as well as the costs to store and maintain supplies, the Company decided for economic reasons to reduce its supplies inventory. During the fourth quarter of 2012, in connection with the termination of the peramivir Phase 3 301 clinical trial, the Company decided to reserve the remaining balance of its supplies inventory for the manufacture of peramivir.

The Company’s inventory consisted of the following:

	As of December 31,
	2012	2011
Supplies	$263	$898
Finished goods	3,980	3,980
Reserve for finished goods and supplies	(4,243)	(4,615)

Net inventories	$—	$263

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Accrued expenses as of December 31, 2012 and 2011 included $6,573 and $8,622, respectively, of research and development costs.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

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

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

Royalty revenue paid by Shionogi on their product sales is subject to returns. Prior to the third quarter of 2012, the Company did not have sufficient historical experience to reasonably estimate product returns and therefore could not reasonably record the underlying revenue. As of the end of the second quarter of 2012, the Company deferred recognition of all RAPIACTA ® royalty revenue from Shionogi sales in 2011 and the first six months of 2012. During the third quarter of 2012, and after the completion of the 2011/2012 flu season in Japan, the Company obtained sufficient historical information to reasonably estimate product returns and recognized royalty revenue of $2,848, net of an allowance for estimated returns. During the fourth quarter of 2012, the Company recognized royalty revenue of $469, for a total of $3,317 in 2012. Prospectively, the Company expects to have sufficient information to recognize royalty revenue on a quarterly basis, net of an allowance for estimated returns.

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

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

The Company recorded the following revenues for the years ended December 31:

	2012	2011	2010
Royalty revenue	$3,317	$—	$—
Product sales:
NT Pharma Limited (Hong Kong)	—	—	250
Other	—	—	75

Total product sales	—	—	325
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	14,026	17,099	42,530
Shionogi (Japan)	1,184	1,181	15,933
Mundipharma (United Kingdom)	7,766	1,277	1,860
Grants (United States)	—	86	978
Other	—	—	755

Total collaborative and other research and development revenues	22,976	19,643	62,056

Total revenues	$26,293	$19,643	$62,381

Research and Development Expenses

The Company’s research and development costs are charged to expense when incurred. Research and development expenses include all direct and indirect development costs related to the development of the Company’s portfolio of product candidates. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense when the related goods are delivered or the related services are performed. Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by CROs, materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. Most of the Company’s manufacturing and clinical and preclinical studies are performed by third-party CROs. Costs for studies performed by CROs are accrued by the Company over the service periods specified in the contracts and estimates are adjusted, if required, based upon the Company’s on-going review of the level of services actually performed.

Additionally, the Company has license agreements with third parties, such as Albert Einstein College of Medicine of Yeshiva University (“AECOM”), Industrial Research, Ltd. (“IRL”), and the University of Alabama at Birmingham (“UAB”), which requires fees related to sublicense agreements or maintenance fees. The Company expenses sublicense payments as incurred unless they are related to revenues that have been deferred, in which case the expenses are deferred and recognized over the related revenue recognition period. The Company expenses maintenance payments as incurred.

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

Stock-Based Compensation

All share-based payments, including grants of stock option awards and restricted stock awards, are recognized in the Company’s Consolidated Statements of Comprehensive Loss based on their fair values. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The fair value of restricted stock awards is based on the grant date closing price of the common stock. Stock-based compensation cost is recognized as expense on a straight-line basis over the requisite service period of the award.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

Interest Expense and Deferred Financing Costs

Interest expense for the years ended December 31, 2012 and 2011 was $4,666 and $3,774, respectively, and relates to the issuance of the PhaRMA Notes. Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other non-current assets on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense for the years ended December 31, 2012 and 2011 was $439 and $356, respectively.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the years ended December 31, 2012 and 2011 resulted in a loss of $749 and $4,000, respectively. Mark to market adjustments are determined by a third party pricing model which uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by generally accepted accounting principles. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2012 and 2011, $5,180 and $3,480 of hedge collateral was posted under the agreement, respectively.

Restructuring Activities

During the fourth quarter of 2012, the Company announced a restructuring plan in response to setbacks in its development programs. For example, the Company terminated its 301 peramivir Phase 3 clinical trial and will conduct meetings and discussions with government and regulatory agencies to determine the future of the program. Also, the Company withdrew its BCX5191 Investigational New Drug application due to regulatory concerns. The Company ultimately terminated the BXC5191 program and does not intend to pursue future development. The restructuring plan was implemented to significantly reduce the Company’s cost structure and scale the organization appropriately for its current portfolio and operations. In connection with this plan, the Company recognized restructuring costs of $1,759, consisting of one-time termination benefits and charges related to vacant office space.

During the fourth quarter of 2010, the Company announced a restructuring plan to consolidate core facilities and outsource non-core activities. In connection with this plan, the Company recognized approximately $302 in one-time termination benefits, of which approximately $144 was expensed in 2010 and the remaining balance was expensed in 2011. The Company also recognized approximately $890 in accelerated depreciation during the fourth quarter of 2010 for fixed assets no longer used by the Company.

The following table sets forth activity in the restructuring liability for the years ended December 31, 2012, 2011 and 2010.

	Employee separation costs	Facilities related charges	Total
Balance at December 31, 2009	$—	$—	$—
Accruals	158	—	158
Payments	—	—	—

Balance at December 31, 2010	158	—	158
Payments	(158)	—	(158)

Balance at December 31, 2011	—	—	—
Accruals	1,662	97	1,759
Payments	(58)	—	(58)

Balance at December 31, 2012	$1,604	$97	$1,701

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, outstanding warrants, and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the years ended December 31, 2012, 2011, and 2010 does not include 6,172, 5,681, and 4,043, respectively, of potential common shares, as their impact would be anti-dilutive.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Concentration of Market Risk

The Company’s primary source of revenue that has an underlying cash flow stream is reimbursement of peramivir development expenses, which was earned under the cost-plus-fixed-fee contract with BARDA/HHS. The Company relies on BARDA/HHS to reimburse predominantly all of the development costs for its peramivir program. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion or termination of this program/collaboration could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. In addition, the Company also recognizes royalty revenue from the net sales of RAPIACTA ; however, the underlying cash flow from these royalty payments goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. The Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

Credit Risk

Cash equivalents and investments are financial instruments which potentially subject the Company to concentration of risk to the extent recorded on the Consolidated Balance Sheets. The Company deposits excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits. The Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. To minimize the exposure due to adverse shifts in interest rates, the Company maintains a portfolio of investments with an average maturity of approximately 24 months or less. This majority of the Company’s receivables are due from BARDA/HHS, for which there is no assumed credit risk.

Note 2 — Furniture and Equipment

Furniture and equipment consisted of the following at December 31:

	2012	2011
Furniture and fixtures	$596	$596
Office equipment	1,486	1,500
Software	1,421	1,409
Laboratory equipment	6,050	6,033
Leased equipment	63	63
Leasehold improvements	5,316	5,267

	14,932	14,868
Less accumulated depreciation and amortization	(14,349)	(13,770)

Furniture and equipment, net	$583	$1,098

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $628, $886 and $2,267, respectively.

Note 3— Royalty Monetization

Overview

On March 9, 2011, the Company completed a $30,000 financing transaction to monetize certain future royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from the Company the rights to market RAPIACTA in Japan and, if approved for commercial sale, Taiwan. The Company received net proceeds of $22,691 from the transaction after transaction costs of $4,309 and the establishment of a $3,000 interest reserve account by Royalty Sub, available to help cover interest shortfalls in the future. All of the interest reserve account has been fully utilized through payment of the September 2012 interest payment. As of December 31, 2012, approximately $572 of interest due at September 1, 2012 is in arrears.

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

Prorated interest expense for the first Payment Date covering the period March 9, 2011 through the September 1, 2011 totaled $2,018. Payment of such interest was made through $760 in royalty payments collected from Shionogi and a $1,258 draw-down from the interest reserve account. Interest expense for the second Payment Date in September 2012 totaled $4,200. Partial payment of this amount was paid in September 2012 totaling $3,628, consisting of royalty payments collected from Shionogi of $1,886 and the remaining balance of the interest reserve account of $1,742. This payment resulted in an interest shortfall of $572 from the total interest amount due and payable of $4,200. As stipulated under the PhaRMA Notes Indenture, if the amounts available for payment on any Payment Date are insufficient to pay all of the interest due on a Payment Date, unless sufficient capital is contributed to Royalty Sub by the Company as permitted under the Indenture or the interest reserve account is available to make such payment, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2012, the Company began accruing interest at 14% per annum on the interest shortfall of $572. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2012 did not constitute an event of default under the PhaRMA Notes unless Royalty Sub fails to pay such unpaid interest, plus interest thereon, on or prior to the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2013.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of December 31, 2012, the aggregate fair value of the PhaRMA Notes approximates its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

Beginning on March 9, 2012, the PhaRMA Notes became redeemable by Royalty Sub. Accordingly, the PhaRMA Notes will be redeemable at the option of Royalty Sub at any time at a redemption price equal to the percentage of the outstanding principal balance of the PhaRMA Notes being redeemed specified below for the period in which the redemption occurs, plus accrued and unpaid interest through the redemption date on the PhaRMA Notes being redeemed.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments in 2012 and 2011 resulted in a loss of $749 and $4,000, respectively. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2012 and 2011, $5,180 and $3,480 respectively, were posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations the Company has in connection with the PhaRMA Notes, the Company has the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $1,950 termination fee. If the Company terminates the hedge agreement with respect to currency hedges for 2016 through 2020, the maximum obligation under the currency hedge is $5,850, including the $1,950 termination fee.

Note 4 — Lease Obligations and Other Contingencies

The Company has the following minimum payments under operating lease obligations that existed at December 31, 2012:

2013	$1,012
2014	1,049
2015	370

Total minimum payments	$2,431

The obligations in the preceding table are primarily related to the Company’s leases for buildings in Birmingham, Alabama and Durham, North Carolina. The lease for the building in Alabama expires June 30, 2015 and has an option to renew an additional five years at the current market rate on the date of termination. The lease for the building in Durham, North Carolina expires December 31, 2014. Rent expense for operating leases was $629, $714, and $771 in 2012, 2011, and 2010, respectively.

Note 5 — Stockholders’ Equity

In June 2011, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak (“MLV”) pursuant to which the Company may issue and sell $70,000 in shares of its common stock at current market prices under a Form S-3 registration statement with MLV acting as the sales agent. Subject to the terms and conditions of the ATM Agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instruction, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay MLV an aggregate commission rate of 2% or 3% of the gross proceeds of the sales price per share of any common stock sold under the ATM Agreement depending on the number of shares sold. On June 28, 2011, the Company filed a Registration Statement on Form S-3, which became effective on July 13, 2011, for the issuance and sale of up to $70,000 of equity or other securities. During 2011, the Company sold an aggregate of 437 shares of common stock at an average per share price of $2.65 for net proceeds of $1,027. During 2012, the Company sold an aggregate of 4,516 shares of common stock at an average per share price of $4.08 pursuant to the ATM Agreement for net proceeds of $17,805.

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

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

In May 2010, the Company entered into an amendment to the License Agreement dated June 27, 2000, as subsequently amended (the “License Agreement”), by and among the Company and AECOM and IRL (the “Licensors”). The amendment further amended the License Agreement through which the Company obtained worldwide exclusive rights to develop and ultimately distribute any product candidates that might arise from research on a series of PNP inhibitors, including forodesine and ulodesine. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sub licensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments the Company may receive in the future under its license agreement dated February 1, 2006 with Mundipharma International Holdings Limited (“Mundipharma”) and (ii) royalties received from the Company’s sub licensees in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by the Company remains unchanged.

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

Note 6 — Stock-Based Compensation

Stock Incentive Plan

As of December 31, 2012, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”), both which were amended and restated in March 2012 and approved by the Company’s stockholders in May 2012. During 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Stock-based compensation expense of $4,167 ($4,010 of expense related to the Incentive Plan, $157 of expense related to the ESPP) was recognized during 2012, while $4,772 ($4,589 of expense related to the Incentive Plan, $146 of expense related to the ESPP and $37 of expense related to the inducement grant) was recognized during 2011, and $6,302 ($5,961 of expense related to the Incentive Plan, $192 of expense related to the ESPP, and $149 of expense related to the inducement grant) was recognized during 2010.

Under the Incentive Plan, the Company may grant stock option awards and restricted stock awards to its employees, directors, and consultants. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Prior to March 1, 2011, stock option awards granted to employees generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. Commencing in March 2011, stock option awards granted to employees generally vest 25% after each year until fully vested after four years. Stock option awards granted to non-employee directors of the Company generally vest over one year. Predominantly all stock option awards have contractual terms of 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan. Under the Incentive Plan, the Company also grants shares of restricted common stock to employees that generally vest 25% after each year until fully vested after four years.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

Related activity under the Incentive Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance December 31, 2009	1,773	5,827	$6.58
Plan amendment	1,300	—	—
Stock option awards granted	(1,550)	1,550	6.68
Stock option awards exercised	—	(240)	2.30
Stock option awards cancelled	335	(335)	8.42

Balance December 31, 2010	1,858	6,802	6.66
Plan amendment	1,600	—	—
Restricted stock awards granted	(211)	—	—
Restricted stock awards cancelled	8	—	—
Stock option awards granted	(1,830)	1,830	3.97
Stock option awards exercised	—	(190)	1.57
Stock option awards cancelled	584	(584)	5.99

Balance December 31, 2011	2,009	7,858	6.21
Plan amendment	1,700	—	—
Restricted stock awards granted	(415)	—	—
Restricted stock awards cancelled	86	—	—
Stock option awards granted	(1,617)	1,617	4.65
Stock option awards exercised	—	(350)	1.58
Stock option awards cancelled	1,052	(1,052)	6.26

Balance December 31, 2012	2,815	8,073	$6.09

For stock option awards granted under the Incentive Plan during 2012, 2011 and 2010, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during 2012, 2011 and 2010 was $3.24, $2.64, and $4.65, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following explanations describe the assumptions used by the Company to value the stock option awards granted during 2012, 2011, and 2010. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. For 2011 and 2010, the expected volatility represents an average of the implied volatility on the Company’s publicly traded options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. For 2012, the expected volatility represents the volatility over the most recent period corresponding with the expected life. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted under the Incentive Plan

	2012	2011	2010
Expected Life	5.4	5.5	5.5
Expected Volatility	87%	80%	89%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	0.9%	2.2%	2.4%

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

The total intrinsic value of stock option awards exercised under the Incentive Plan was $877 during 2012, $374 during 2011, $1,169 and during 2010. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of stock option awards exercised) received by all individuals who exercised stock option awards during the period.

The following table summarizes, at December 31, 2012, by price range: (1) for stock option awards outstanding under the Incentive Plan, the number of stock option awards outstanding, their weighted average remaining life and their weighted average exercise price; and (2) for stock option awards exercisable under the Plan, the number of stock option awards exercisable and their weighted average exercise price:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range	Number	Life	Price	Number	Price
$0 to 3	1,024	5.4	$1.55	943	$1.50
3 to 6	3,510	7.3	4.19	1,448	3.88
6 to 9	2,082	4.6	7.37	1,829	7.46
9 to 12	640	3.7	11.36	640	11.36
12 to 15	811	3.4	12.54	798	12.54
15 to 18	4	3.0	15.45	4	15.45
18 to 21	2	0.2	18.99	2	18.99

$0 to 21	8,073	5.7	$6.09	5,664	$6.72

The weighted average remaining contractual life of stock option awards exercisable under the Incentive Plan at December 31, 2012 was 5.7 years.

The aggregate intrinsic value of stock option awards outstanding and exercisable under the Incentive Plan at December 31, 2012 was $163. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money stock option awards) that would have been received by all stock option award holders under the Incentive Plan had they exercised their stock option awards at the end of the year.

The total fair value of the stock option awards vested under the Incentive Plan was $3,373 during 2012, $4,775 during 2011, and $4,441 during 2010.

As of December 31, 2012, the number of stock option awards vested and expected to vest under the Incentive Plan is 7,535. The weighted average exercise price of these stock option awards is $6.18 and their weighted average remaining contractual life is 6.1 years.

The following table summarizes the changes in the number and weighted-average grant-date fair value of non-vested stock option awards during 2012:

	Non-Vested Stock Option Awards	Weighted Average Grant-Date Fair Value
Balance December 31, 2011	2,733	3.04
Stock option awards granted	1,617	3.24
Stock option awards vested	(1,196)	2.82
Stock option awards forfeited	(746)	3.28

Balance December 31, 2012	2,408	3.18

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

As of December 31, 2012, there was approximately $6,272 of total unrecognized compensation cost related to non-vested employee stock option awards and restricted stock awards granted by the Company. That cost is expected to be recognized as follows: $2,959 in 2013, $2,010 in 2014, $1,148 in 2015, and $155 in 2016.

Employee Stock Purchase Plan

The Company has reserved a total of 975 shares of common stock to be purchased under the ESPP, of which 177 shares remain available for purchase at December 31, 2012. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year.

There were 110, 94, and 51 shares of common stock purchased under the ESPP in 2012, 2011, and 2010, respectively, at a weighted average price per share of $2.93, $3.21, and $5.50, respectively. Expense of $157, $146, and $192, related to the ESPP was recognized during 2012, 2011, and 2010, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model. The weighted average grant date fair values of shares granted under the ESPP during 2012, 2011, and 2010, were $1.48, $1.33, and $2.76, respectively.

Note 7 — Income Taxes

The Company has incurred net losses since inception and, consequently, has not recorded any U.S. federal and state income tax expense or benefit. The differences between the Company’s effective tax rate and the statutory tax rate in 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Income tax benefit at federal statutory rate (35%)	$(13,678)	$(19,932)	$(11,457)
State and local income taxes net of federal tax benefit	(1,470)	(2,503)	(1,092)
Permanent items	754	890	1,753
Rate change	1,147	(2,500)	5,178
Expiration of attribute carryforwards	5,135	2,884	5,343
Research and development tax credits	829	(2,108)	(5,359)
Other	281	731	253
Change in valuation allowance	7,002	22,538	5,381

Income tax expense	$—	$—	$—

The Company recognizes the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The Company has concluded that it has two uncertain tax positions pertaining to its research and development and orphan drug credit carryforwards. The Company has established these credits based on information and calculations it believes are appropriate and the best estimate of the underlying credit. Any future changes to the Company’s unrecognized tax benefits would be offset by an adjustment to the valuation allowance and there would be no impact on the Company’s financial statements.

Additionally, utilization of the Company’s net operating loss carryforwards could be subject to a substantial annual limitation due to ownership change limitations as described in Section 382 of the Internal Revenue Code and similar state provisions. The Company has performed an analysis as of December 31, 2012, and has determined that it has incurred changes in control as defined under Section 382. These ownership changes may limit the amount of net operating losses that can be utilized annually to offset future taxable income and tax.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2012	2011
Deferred tax assets:
Net federal and state operating losses	$108,498	$97,054
Research and Development credits	36,142	38,119
Fixed assets	1,185	1,265
Reserve for inventories	1,654	1,827
Deferred revenue	2,645	5,801
Stock-based compensation	6,474	5,915
Foreign currency derivative	1,851	1,584
Other	539	422

Total deferred tax assets	158,989	151,987
Valuation allowance	(158,989)	(151,987)

Total deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

The majority of the Company’s deferred tax assets relate to net operating loss and research and development carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to these carryforwards. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax assets until it is more likely than not that the related tax benefits will be realized. The Company’s valuation allowance increased by $7,002 in 2012, $22,538 in 2011, and $5,381 in 2010.

As of December 31, 2012, the Company had federal operating loss carryforwards of $277,298, state operating loss carryforwards of $311,643, and research and development credit carryforwards of $36,142, which will expire at various dates from 2013 through 2032.

The Company’s federal and state operating loss carryforwards include $4,901 of excess tax benefits related to a deduction from the exercise of stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to income tax expense and additional paid-in capital.

Tax years 2009-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2009 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there were no provisions or accruals for interest and penalties in 2012, 2011, and 2010.

The American Taxpayer Relief Act of 2012 (the “Act”) was signed in to law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the research and development credit. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company’s research and development business credit carryforward will be recorded in 2013 for 2012 activities. The deferred tax asset related to general business credits will also be adjusted in 2013 due to this retroactive treatment. The Company will record a full valuation allowance to offset this potential benefit.

Note 8 — Employee 401(k) Plan

In January 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $418, $391, and $434, in 2012, 2011, and 2010, respectively.

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

Based on the DMC recommendation that the study be discontinued, the Company suspended enrollment of patients in, and subsequently terminated, the clinical trial. The Company has completed a full analysis of the clinical trial, and the future of the program will be determined following discussions between the Company, BARDA/HHS and the Food and Drug Administration (“FDA”).

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

The Amended and Restated Agreement is a multiple element arrangement for accounting purposes, in which the Company is required to deliver to Mundipharma both the worldwide rights to forodesine in the field of oncology and the transfer of product data and know-how to permit Mundipharma to develop and commercialize forodesine (the “Knowledge Transfer”). The Company accounted for these elements as a combined unit of accounting as they do not have stand-alone value to Mundipharma. The worldwide license rights were granted to Mundipharma on November 11, 2011 and the Knowledge Transfer was completed during the first quarter of 2012. Completion of the Knowledge Transfer concludes the Company’s obligations under the Amended and Restated Agreement and resulted in the recognition of the unamortized deferred revenue and expense of $7,766 and $1,864, respectively, in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2012.

Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. (“AECOM” and “IRL” respectively). In June 2000, the Company licensed a series of potent inhibitors of PNP from AECOM and IRL, (collectively, the “Licensors”). The lead product candidates from this collaboration are forodesine and ulodesine. The Company has obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, product candidates that might arise from research on these inhibitors. The Company has the option to expand the Agreement to include other inventions in the field made by the investigators or employees of the Licensors. The Company agreed to use commercially reasonable efforts to develop these drugs. In addition, the Company has agreed to pay certain milestone payments for each licensed product (which range in the aggregate from $1,400 to almost $4,000 per indication) for future development of these inhibitors, single digit royalties on net sales of any resulting product made by the Company, and to share approximately one quarter of future payments received from other third-party partners, if any. In addition, the Company has agreed to pay annual license fees, which can range from $150 to $500, that are creditable against actual royalties and other payments due to the Licensors. This agreement may be terminated by the Company at any time by giving 60 days advance notice or in the event of material uncured breach by the Licensors.

In May 2010, the Company amended the licensee agreement through which the Company obtained worldwide exclusive rights to develop and ultimately distribute any product candidates that might arise from research on a series of PNP inhibitors, including forodesine and ulodesine. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sub licensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments the Company may receive in the future under its license agreement dated February 1, 2006 with Mundipharma and (ii) royalties received from its sub licensees in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by the Company remains unchanged.

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

On June 19, 2012, the Company further amended our agreements with AECOM/IRL whereby the parties clarified the definition of the field with respect to PNP inhibition and AECOM/IRL agreed to exclusive worldwide license of BCX4430 to BioCryst for any antiviral use.

At its sole option and subject to certain agreed upon conditions, any future non-royalty payments due to be paid by the Company to AECOM/IRL under the license agreement may be made either in cash, in shares of the Company’s common stock, or in a combination of cash and shares.

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

Note 10 — Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2012 Quarters
Revenues	$12,221	$4,210	$5,761	$4,101
Net Loss	(6,052)	(12,276)	(9,700)	(11,053)
Basic and diluted net loss per share	(0.13)	(0.25)	(0.19)	(0.22)
2011 Quarters
Revenues	$5,435	$3,735	$5,249	$5,224
Net loss	(13,027)	(16,271)	(14,459)	(13,192)
Basic and diluted net loss per share	(0.29)	(0.36)	(0.32)	(0.29)

Note 11 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirement in U.S. GAAP and IFRS.” This ASU modifies the existing standards to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The Company adopted this ASU in the first quarter of 2012.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this new ASU, an entity can elect to present items of net income, other comprehensive income and total comprehensive income in one continuous statement or in two separate, but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, but retrospective application is required. The Company adopted this ASU in the first quarter of 2012.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This ASU does not affect the requirement to present items of net income, and other comprehensive income and total comprehensive income in one continuous statement or in two separate, but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, but retrospective application is required. The Company adopted this ASU in the first quarter of 2012.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders

BioCryst Pharmaceuticals, Inc.

We have audited the consolidated balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioCryst Pharmaceuticals, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 11, 2013

Report of Independent Registered Public Accounting Firm on Internal Control

The Board of Directors and Stockholders

BioCryst Pharmaceuticals, Inc.

We have audited BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BioCryst Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BioCryst Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of BioCryst Pharmaceuticals, Inc. and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 11, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner under the Exchange Act of 1934. We carried out an evaluation as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15 under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures are effective. We believe that our disclosure controls and procedures will ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2012, our internal control over financial reporting was effective. Management believes our internal control over financial reporting will provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on page 77 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Items to be Voted on — 1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2012,” “Outstanding Equity Awards at December 31, 2012,” “2012 Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “ Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “ Corporate Governance “ in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Items to be Voted on — Ratification of Appointment of Independent Registered Public Accountants” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following financial statements appear in Item 8 of this Form 10-K:

Page in
Form 10-K
Consolidated Balance Sheets at December 31, 2012 and 2011	50
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010	51
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010	53
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	52
Notes to Consolidated Financial Statements	54
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	73
Report of Independent Registered Public Accounting Firm on Internal Control	74

No financial statement schedules are included because the information is either provided in the consolidated financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

(b) Exhibits. See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2013.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2013:

Signature	Title(s)
/s/ Jon P. Stonehouse (Jon P. Stonehouse)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas R. Staab II (Thomas R. Staab II)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

/s/ George B. Abercrombie (George B. Abercrombie)	Director

/s/ Stanley C. Erck (Stanley C. Erck)	Director

/s/ John L. Higgins (John L. Higgins)	Director

/s/ Zola P. Horovitz (Zola P. Horovitz, Ph.D.)	Director

/s/ Peder K. Jensen (Peder K. Jensen, M.D.)	Director

/s/ Kenneth B. Lee, Jr. (Kenneth B. Lee, Jr.)	Director

/s/ Charles A. Sanders (Charles A. Sanders, M.D.)	Director

/s/ Nancy Huston (Nancy Hutson, Ph.D.)	Director

INDEX TO EXHIBITS

Number	Description

(1.1)	Side Letter regarding At Market Issuance Sales Agreement, dated March 11, 2013, by and between BioCryst Pharmaceuticals, Inc. and McNicoll, Lewis & Vlak LLC.

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

4.1	Rights Agreement, dated as of June 17, 2002, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designation for the Series B Junior Participating Preferred Stock as Exhibit A and the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed June 17, 2002.

4.2	Amendment to Rights Agreement, dated as of August 5, 2007. Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q filed August 9, 2007.

4.3	Indenture, dated as of March 9, 2011 by and between JPR Royalty Sub LLC and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q filed May 6, 2011.

10.1&	Amended and Restated Stock Incentive Plan dated March 29, 2012. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed May 25, 2012.

10.2&	Amended and Restated Employee Stock Purchase Plan dated March 29, 2012. Incorporated by reference to the Company’s Form 8-K, filed May 25, 2012.

10.3&	Form of Notice of Grant of Non-Employee Director Automatic Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed March 4, 2008.

10.4&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K filed March 4, 2008.

10 .5&	Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 12, 2012.

10.6&	Executive Relocation Policy. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed March 4, 2008.

10.7&	Amended and Restated Employment Letter Agreement dated February 14, 2007, by and between the Company and Jon P. Stonehouse. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2006, filed March 14, 2007.

10.8&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Thomas R. Staab II, dated May 23, 2011. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 25, 2011.

10.9&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan dated June 12, 2008. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-Q filed August 8, 2008.

10.10&	Employment Letter Agreement dated April 2, 2007, by and between the Company and David McCullough. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 10, 2007.

10.11&	Retention Bonus Agreement between BioCryst Pharmaceuticals, Inc. and David McCullough dated May 21, 2008. Incorporated by reference to Exhibit 10.26 of the Company’s Form 10-Q filed August 8, 2008.

10.12#	Agreement dated January 3, 2007, between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, as amended by Amendment number 1 dated January 3, 2007 and Amendment number 2 dated May 11, 2007. (Portions omitted pursuant to request for confidential treatment.) Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2007.

10.13	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, dated October 2, 2007. Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed March 4, 2008.

10.14	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated April 3, 2008. Incorporated by reference to Exhibit 10.29 of the Company’s Form 10-Q filed August 8, 2008.

10.15	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated July 2, 2008. Incorporated by reference to Exhibit 10.30 of the Company’s Form 10-Q filed August 8, 2008.

Number	Description

10 .16	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated August 18, 2008. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 7, 2008.

10.17	Amendment #7 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated November 17, 2008. Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 6, 2009.

10.18	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated March 13, 2009. Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed March 9, 2010.

10.19	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated September 18, 2009. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 6, 2009.

10.20	Amendment #10 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated October 15, 2009. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2009.

10.21	Amendment #11 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 23, 2011. Incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed March 15, 2011.

10.22	Order for Supplies or Services from the U.S. Department of Health & Human Services, dated November 4, 2009. Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed March 9, 2010.

10.23#	License, Development and Commercialization Agreement dated as of February 28, 2007, by and between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007. (Portions omitted pursuant to request for confidential treatment.)

10.24#	First Amendment to License, Development and Commercialization Agreement, effective as of September 30, 2008, between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed March 6, 2009. (Portions omitted pursuant to request for confidential treatment.)

10.25	Riverchase Business Park Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 filed August 8, 2000.

10.26	Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 9, 2007.

(10.27)	Fourth Amendment to the Lease Agreement dated February 1, 2012, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company.

10.28	Stock and Warrant Purchase Agreement dated as of August 6, 2007, by and among BioCryst Pharmaceuticals, Inc. and each of the Investors identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed August 7, 2007.

10.29	Stock Purchase Agreement, dated as of February 17, 2005, by and among BioCryst Pharmaceuticals, Inc., Baker Bros. Investments, L.P., Baker Biotech Fund II, L.P., Baker Bros. Investments II, L.P., Baker Biotech Fund II (Z), L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund I, L.P., Baker Biotech Fund III (Z), L.P. and 14159, L.P. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 17, 2005.

10.30#	Development and License Agreement dated as of February 1, 2006, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Holdings Limited. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed May 2, 2006. (Portions omitted pursuant to request for confidential treatment.)

10.31#	Amended and Restated Development and License Agreement, dated as of November 11, 2011, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Corporation Limited. Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.32#	License Agreement dated as of June 27, 2000, by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., as amended by the First Amendment Agreement dated as of July 26, 2002 and the Second Amendment Agreement dated as of April 15, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2005. (Portions omitted pursuant to request for confidential treatment.)

Number	Description

10.33#	Third Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of December 11, 2009. Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed March 9, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.34#	Fourth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of May 5, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 6, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.35#	Fifth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of November 17, 2011. Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.36#	Sixth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of June 19, 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 8, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.37	Stock Purchase Agreement, dated as of December 14, 2005, by and among BioCryst Pharmaceuticals, Inc., Kleiner Perkins Caufield & Byers, Texas Pacific Group Ventures and KPTV, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed December 16, 2005.

10.38	Nomination and Observer Agreement, dated as of December 16, 2005, by and between BioCryst Pharmaceuticals, Inc. and Kleiner Perkins Caufield & Byers. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 16, 2005.

10.39	Purchase and Sale Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and JPR Royalty Sub LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 6, 2011.

10.40	Pledge and Security Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 6, 2011.

10.41	Confirmation of terms and conditions of ISDA Master Agreement, dated as of March 7, 2011, between Morgan Stanley Capital Services Inc. and BioCryst Pharmaceuticals, Inc. dated as of March 9, 2011. Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 6, 2011.

10.42	At Market Issuance Sales Agreement, dated June 28, 2011, by and between BioCryst Pharmaceuticals, Inc. and McNicoll, Lewis & Vlak LLC. Incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed June 28, 2011 (File No. 333-175182).

10.43	Mutual Termination and Release Agreement, dated November 29, 2012, by and among Presidio Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., S Sub, Inc., 667, L.P., Baker Bros. Investments II, L.P., Baker Brothers Life Sciences, L.P., 14159, L.P., Bay City Capital Fund IV, L.P., Bay City Capital Fund IV Co-Investment Fund, L.P., and Panorama Capital, L.P. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2012.

(21)	Subsidiaries of the Registrant

(23)	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Annual Reporton Form 10-K of BioCryst Pharmaceuticals, Inc. for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements. ŧ

#	Confidential treatment granted.

&	Management contracts.
( )	Filed herewith.
ŧ	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.