Form 10-Q
period 2013-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2013-05-09
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of April 30, 2013 was 53,147,116.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012

(In thousands, except per share data)

	2013 (Unaudited)	2012 (Note 1)
Assets
Cash and cash equivalents	$14,805	$20,891
Restricted cash	616	308
Investments	13,462	14,708
Receivables	4,325	4,562
Prepaid expenses and other current assets	1,781	1,097
Deferred collaboration expense	418	412

Total current assets	35,407	41,978
Investments	—	1,151
Furniture and equipment, net	486	583
Deferred collaboration expense	4,932	5,033
Other assets	6,074	8,694

Total assets	$46,899	$57,439

Liabilities and Stockholders’ Equity
Accounts payable	$1,073	$3,974
Accrued expenses	5,647	9,860
Interest payable	3,068	1,998
Deferred collaboration revenue	1,536	1,392

Total current liabilities	11,324	17,224
Deferred collaboration revenue	5,624	5,920
Foreign currency derivative	2,791	4,749
Non-recourse notes payable	30,000	30,000
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $.01 par value: shares authorized — 95,000; shares issued and outstanding — 51,405 in 2013 and 50,893 in 2012	514	509
Additional paid-in capital	393,738	391,611
Accumulated other comprehensive income	15	27
Accumulated deficit	(397,107)	(392,601)

Total stockholders’ deficit	(2,840)	(454)

Total liabilities and stockholders’ equity	$46,899	$57,439

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2013 and 2012

(In thousands, except per share data-Unaudited)

	2013	2012
Revenues
Royalty revenue	$1,924	$—
Collaborative and other research and development	1,630	12,221

Total revenues	3,554	12,221
Expenses
Research and development	7,411	15,525
General and administrative	1,382	1,697
Royalty	77	—

Total operating expenses	8,870	17,222

Loss from operations	(5,316)	(5,001)
Interest and other income	33	71
Interest expense	(1,180)	(1,160)
Gain on foreign currency derivative	1,957	38

Net loss	(4,506)	(6,052)

Basic and diluted net loss per common share	$(0.09)	$(0.13)
Weighted average shares outstanding	51,073	47,105

Unrealized (loss) gain on available for sale investments	(12)	9

Comprehensive loss	$(4,518)	$(6,043)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013 and 2012

(In thousands-Unaudited)

	2013	2012
Operating activities
Net loss	$(4,506)	$(6,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97	168
Stock-based compensation expense	1,602	1,044
Amortization of debt issuance costs	110	110
Change in fair value of foreign currency derivative	(1,958)	(38)
Changes in operating assets and liabilities:
Receivables	237	(22)
Prepaid expenses and other assets	(679)	15
Deferred collaboration expense	95	1,950
Accounts payable and accrued expenses	(7,114)	(2,792)
Interest payable	1,070	1,050
Deferred collaboration revenue	(152)	(7,681)

Net cash used in operating activities	(11,198)	(12,248)
Investing activities
Acquisitions of furniture and equipment	—	(69)
Change in restricted cash	(308)	(330)
Purchases of investments	—	(3,666)
Sales and maturities of investments	2,380	15,605

Net cash provided by investing activities	2,072	11,540
Financing activities
Sale of common stock, net	360	11,678
Exercise of stock options	102	509
Employee stock purchase plan sales	68	148
Receipt (payment) of foreign currency derivative collateral	2,510	(410)

Net cash provided by financing activities	3,040	11,925
Increase (decrease) in cash and cash equivalents	(6,086)	11,217
Cash and cash equivalents at beginning of period	20,891	16,444

Cash and cash equivalents at end of period	$14,805	$27,661

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

The Company has undergone two recent corporate restructurings. In the fourth quarter of 2012, it implemented a restructuring plan to significantly reduce its cost structure. In the fourth quarter of 2010, it implemented a restructuring plan to consolidate its core facilities and move its headquarters to Durham, North Carolina. Based on its current operating plans, the Company expects that it has sufficient liquidity, with its existing cash and investments of $28,883, to continue its planned operations into the second quarter of 2014. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations substantially beyond mid-2014 it will need to: (1) successfully secure or increase U.S. Government funding of its programs; (2) out-license rights to certain of its product candidates, pursuant to which the Company would receive cash milestone payments; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments.

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2012 and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Reclassifications

In the second quarter of 2012, the Company changed its classification of overhead costs. This change resulted in $84 of overhead expenses being reclassified from general and administrative expense to research and development expense for the three months ended March 31, 2012. This reclassification had no effect on previously reported operating expenses or net loss amounts.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of March 31, 2013 includes $150 the Company is required to maintain in an interest bearing money market account to serve as collateral for a corporate credit card program and $466 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4).

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At March 31, 2013, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs.

	March 31, 2013
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government and its agencies	$3,503	$2	$2	$—	$3,507
Corporate debt securities	3,365	20	3	—	3,388
Commercial paper	997	—	1	—	998
Municipal obligations	5,530	30	9	—	5,569

Total investments	$13,395	$52	$15	$—	$13,462

	December 31, 2012
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities	$999	$2	$2	$—	$1,003
Obligations of U.S. Government and its agencies	3,505	6	2	—	3,513
Corporate debt securities	4,035	22	6	—	4,063
Commercial paper	1,695	—	1	—	1,696
Municipal obligations	5,541	27	16	—	5,584

Total investments	$15,775	$57	$27	$—	$15,859

The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2013.

Maturing in one year or less	$13,462

Total investments	$13,462

Receivables

Receivables are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services or royalty receivables from Shionogi & Co. Ltd. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At March 31, 2013 and December 31, 2012, the Company had the following receivables.

	March 31, 2013
	Billed	Unbilled	Total

U.S. Department of Health and Human Services	$1,614	$774	$2,388
Shionogi & Co. Ltd.	1,937	—	1,937

Total receivables	$3,551	$774	$4,325

	December 31, 2012
	Billed	Unbilled	Total

U.S. Department of Health and Human Services	$150	$3,888	$4,038
Shionogi & Co. Ltd.	524	—	524

Total receivables	$674	$3,888	$4,562

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

Accrued Expenses

The Company generally enters into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when it determines an obligation has been incurred, regardless of the timing of the invoice. The Company record liabilities under these contractual commitments when the Company determines an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with its applicable personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to Clinical Research Organization (“CROs”) in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of our raw materials, drug substance and drug products; and

•	professional fees.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Accrued expenses as of March 31, 2013 and December 31, 2012 included $2,653 and $6,573, respectively, of research and development costs.

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

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on investments available-for-sale and is disclosed as a separate component of stockholders’ equity. No reclassifications out of accumulated other comprehensive (loss) income were recorded during the three months ended March 31, 2013 and 2012.

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

Royalty revenue paid by Shionogi on their product sales is subject to returns. Prior to the third quarter of 2012, the Company did not have sufficient historical experience to reasonably estimate product returns and therefore could not reasonably record the underlying revenue. During the third quarter of 2012, and after the completion of the 2011/2012 flu season in Japan, the Company obtained sufficient historical information to reasonably estimate product returns and recognized royalty revenue of $2,848, net of an allowance for estimated returns. During the fourth quarter of 2012, the Company recognized royalty revenue of $469, for a total of $3,317 in 2012. During the first quarter of 2013, the Company recognized royalty revenue of $1,924.

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

The Company recorded the following revenues for the three months ended March 31, 2013 and 2012:

	2013	2012
Royalty revenue	$1,924	$—
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	1,334	4,160
Shionogi (Japan)	296	295
Mundipharma (United Kingdom)	—	7,766

Total revenues	$3,554	$12,221

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended March 31, 2013 and 2012 was $1,180 and $1,160, respectively, and relates to the issuance of the PhaRMA Notes (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other non-current assets on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $110 for each of the three months ended March 31, 2013 and 2012.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement (defined in Note 4) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark-to-market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in a gain of $1,957 and $38 for the three months ended March 31, 2013 and 2012, respectively. Mark-to-market adjustments are determined by a third party pricing model which uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on thresholds defined in the Currency Hedge Agreement. As of March 31, 2013 and December 31, 2012, $2,670 and $5,180 of hedge collateral was posted under the agreement, respectively.

Restructuring Activities

During the fourth quarter of 2012, the Company announced a corporate restructuring plan to significantly reduce its cost structure in response to setbacks in several of its development programs. In connection with this plan, the Company recognized restructuring costs of $1,759, consisting of one-time termination benefits and charges related to vacant office space.

The following table sets forth activity in the restructuring liability for the three months ended March 31, 2013.

	Employee separation costs	Facilities related charges	Total
Balance at December 31, 2012	$1,604	$97	$1,701
Accruals	—	(12)	(12)
Payments	(1,302)	—	(1,302)

Balance at March 31, 2013	$302	$85	$387

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2013 and 2012 does not include 7,051 and 5,994, respectively, of such potential common shares, as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Concentration of Market Risk

A significant source of revenue for the Company is reimbursement of peramivir development expenses, which is earned under the cost-plus-fixed-fee contract with BARDA/HHS. The Company relies on BARDA/HHS to reimburse predominantly all of the development costs for its peramivir program. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues; however, this revenue has been decreasing recently due to a reduction in development activity. The completion or termination of this program/collaboration could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. Another significant source of revenue is royalty revenue from the net sales of RAPIACTA. The underlying cash flow from these royalty payments goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. The Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

Credit Risk

Cash equivalents and investments are financial instruments which potentially subject the Company to concentration of risk to the extent recorded on the Consolidated Balance Sheets. The Company deposits excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits. The Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. To minimize the exposure due to adverse shifts in interest rates, the Company maintains a portfolio of investments with an average maturity of no more than 18 months. A significant amount of the Company’s receivables are due from BARDA/HHS, for which there is no assumed credit risk, or from Shionogi, for which a single royalty payment is remitted within two months of quarterly sales underlying the royalty payment. Accordingly, credit risk for these receivables is considered minimal based upon the nature of the underlying receivable and their timely remittance.

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

On February 5, 2013, the Financial Accounting Standards Board issued an amendment to ASU 2013-02, “Comprehensive Income (Topic 220)” (“ASU 2013-02”) to the disclosure requirements for reporting reclassifications out of accumulated other comprehensive income. ASU 2013-02 was effective for the first interim or annual period beginning after December 15, 2012. The amendment requires companies to present information about reclassification adjustments from accumulated other comprehensive income to the income statement, including the income statement line items affected by the reclassification. The information must be presented in the financial statements in a single note or on the face of the financial statements. The new accounting guidance also requires the disclosure to be cross referenced to other financial statement disclosures for reclassification items that are not reclassified to net income in their entirety in the same reporting period. The Company adopted ASU 2013-02 in the first quarter of 2013. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Note 2 — Stock-Based Compensation

As of March 31, 2013, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”), both which were amended and restated in March 2012 and approved by the Company’s stockholders in May 2012. Stock-based compensation expense of $1,602 ($1,576 of expense related to the Incentive Plan and $26 of expense related to the ESPP) was recognized during the first three months of 2013, while $1,044 ($1,011 of expense related to the Incentive Plan and $33 of expense related to the ESPP) was recognized during the first three months of 2012.

There was approximately $6,691 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock awards granted by the Company as of March 31, 2013. That cost is expected to be recognized as follows: $2,449 during the remainder of 2013, $2,462 in 2014, $1,343 in 2015 and $437 in 2016.

Stock Incentive Plan

The Company grants stock option awards and restricted stock awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Prior to March 1, 2011, stock option awards granted to employees generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. Commencing March 1, 2011, stock option awards granted to employees generally vest 25% each year until fully vested after four years. In January 2013, the Company made retention grants of stock option awards and restricted stock. These awards vest 50% each year until fully vested after two years. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2012	2,815	8,073	$6.09
Restricted stock awards granted	(305)	—	—
Restricted stock awards cancelled	18	—	—
Stock option awards granted	(1,894)	1,894	1.41
Stock option awards exercised	—	(104)	1.12
Stock option awards cancelled	835	(835)	6.34

Balance March 31, 2013	1,469	9,028	$5.14

For stock option awards granted under the Incentive Plan during the first three months of 2013 and 2012, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first three months of 2013 and 2012 was $0.88 and $3.37, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first three months of 2013 and 2012. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2013	2012
Expected Life in Years	4.6	5.5
Expected Volatility	83%	87%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.6%	0.9%

Employee Stock Purchase Plan

The Company has reserved a total of 975 shares of common stock to be purchased under the ESPP, of which 128 shares remain available for purchase at March 31, 2013. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 49 shares during the first three months of 2013 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

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

In March 2013, BioCryst received written notification from BARDA/HHS in the form of a Stop-Work Order directing the Company to cease work on peramivir under its U.S. Government contract, except for certain activities primarily related to BioCryst’s FDA Type C meeting that was completed in April 2013. The notification confirmed that BARDA/HHS would continue to support and fund certain activities necessary to achieve immediate milestones, as well as activities deemed essential to maintain compliance with FDA regulations or to fulfill pending FDA requests. Following an In-Process Review (“IPR”) meeting that occurred in the second quarter of 2013, BARDA/HHS will communicate the path forward and the scope of future funded activities under the contract. Upon the Company receiving formal guidance from the IPR meeting, it will determine future activities for peramivir development in the U.S.

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

The Amended and Restated Agreement is a multiple element arrangement for accounting purposes, in which the Company is required to deliver to Mundipharma both the worldwide rights to forodesine in the field of oncology and the transfer of product data and know-how to permit Mundipharma to develop and commercialize forodesine (the “Knowledge Transfer”). The Company accounted for these elements as a combined unit of accounting as they do not have stand-alone value to Mundipharma. The worldwide license rights were granted to Mundipharma on November 11, 2011. The Knowledge Transfer commenced in 2011 and was completed during the first quarter of 2012. Completion of the Knowledge Transfer concludes the Company’s obligations under the Amended and Restated Agreement and resulted in the recognition of the unamortized deferred revenue and expense of $7,766 and $1,864, respectively, in the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012. Recognition of these deferred amounts resulted in a $2,337 decrease in the Company’s deferred tax assets, with an equal reduction to the valuation allowance, resulting in no impact to net deferred tax assets.

Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. (“AECOM” and “IRL” respectively). In June 2000, the Company licensed a series of potent inhibitors of PNP from AECOM and IRL (collectively, the “Licensors”). The lead product candidates from this collaboration are forodesine and BCX4208. The Company has obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, product candidates that might arise from research on these inhibitors. The Company has the option to expand the Agreement to include other inventions in the field made by the investigators or employees of the Licensors. The Company agreed to use commercially reasonable efforts to develop these drugs. In addition, the Company has agreed to pay certain milestone payments for each licensed product (which range in the aggregate from $1,400 to almost $4,000 per indication) for future development of these inhibitors, single digit royalties on net sales of any resulting product made by the Company, and to share approximately one quarter of future payments received from other third-party partners, if any. In addition, the Company has agreed to pay annual license fees, which can range from $150 to $500, that are creditable against actual royalties and other payments due to the Licensors. This agreement may be terminated by the Company at any time by giving 60 days advance notice or in the event of material uncured breach by the Licensors.

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

Emory University (“Emory”). In June 2000, the Company licensed intellectual property from Emory related to the hepatitis C polymerase target associated with hepatitis C viral infections. In accordance with termination provision under the license agreement, the Company provided ninety (90) days written notice of termination on April 28, 2013 following the termination of its antiviral development program for treatment of hepatitis C as announced in January 2013.

Note 4 — Royalty Monetization

Overview

On March 9, 2011, the Company completed a $30,000 financing transaction to monetize certain future royalty and milestone payments under its license agreement with Shionogi (the “Shionogi Agreement”), pursuant to which Shionogi licensed from the Company the rights to market peramivir in Japan and, if approved for commercial sale, Taiwan. The Company received net proceeds of $22,691 from the transaction after transaction costs of $4,309 and the establishment of a $3,000 interest reserve account by Royalty Sub, which will be available to help cover interest shortfalls in the future. All of the interest reserve account has been fully utilized through payment of the September 2012 interest payment. As of March, 31, 2013, approximately $572 of interest due at September 1, 2012 is in arrears.

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

Non-Recourse Notes Payable

On March 9, 2011, Royalty Sub completed a private placement to institutional investors of $30,000 in aggregate principal amount of its PhaRMA Senior Secured 14% Notes due 2020 (the “PhaRMA Notes”). The PhaRMA Notes were issued by Royalty Sub under an Indenture, dated as of March 9, 2011 (the “Indenture”), by and between Royalty Sub and U.S. Bank National Association, as Trustee. Principal and interest on the PhaRMA Notes issued are payable from, and are secured by, the rights to royalty and milestone payments under the Shionogi Agreement transferred by the Company to Royalty Sub and payments, if any, made to Royalty Sub under the Currency Hedge Agreement. The PhaRMA Notes bear interest at 14% per annum, payable annually in arrears on September 1st of each year, beginning on September 1, 2011 (the “Payment Date”). The Company remains entitled to receive any royalties and milestone payments related to sales of peramivir by Shionogi following repayment of the PhaRMA Notes.

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

As of March 31, 2013, the aggregate fair value of the PhaRMA Notes approximate the carrying value of $30,000 since the stated rate and terms are representative of current rates and terms available to the Company. The fair value was determined by a quoted price in a not actively traded market representing Level 2 in the fair value hierarchy as defined by U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in a gain of $1,957 and $38 for the three months ended March 31, 2013 and 2012, respectively. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of March 31, 2013, $2,670 was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations the Company has in connection with the PhaRMA Notes, the Company has the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $1,950 termination fee. If the Company terminates the hedge agreement with respect to currency hedges for 2016 through 2020, the maximum obligation under the currency hedge is $5,850, including the $1,950 termination fee.

Note 5 — Stockholders’ Equity

In June 2011, the Company entered into an At Market Issuance Sales Agreement (the “Agreement”) with McNicoll, Lewis & Valak (“MLV”) pursuant to which the Company may issue and sell $70,000 in shares of its common stock at current market prices under a Form S-3 registration statement with MLV acting as the sales agent. Subject to the terms and conditions of the Agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instruction, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay MLV an aggregate commission rate of 2% of the gross proceeds of the sales price per share of any common stock sold under the Agreement depending on the number of shares sold. On June 28, 2011, the Company filed a Registration Statement on Form S-3, which became effective on July 13, 2011, for the issuance and sale of up to $70,000 of equity or other securities. During the three months ended March 31, 2013, the Company sold an aggregate of 301 shares of common stock at an average per share price of $1.37 pursuant to the Agreement for net proceeds of $360.

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

Our revenues are difficult to predict and depend on numerous factors, including the prevalence and severity of influenza in regions for which peramivir has received regulatory approval, ongoing discussions with government agencies regarding future peramivir and/or BCX4430 development, as well as entering into, or modifying, licensing agreements for our product candidates. Furthermore, revenues related to our collaborative development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

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

Recent Corporate Highlights

Peramivir

Peramivir is a potent, intravenously administered investigational antiviral agent that rapidly delivers high plasma concentrations to the sites of influenza infection. Discovered by BioCryst, peramivir inhibits the interactions of influenza neuraminidase, an enzyme that is critical to the spread of influenza within the host.

On April 15 2013, we announced that we had received final meeting minutes from our Type C meeting regarding i.v peramivir with the U.S. Food & Drug Administration (“FDA”). The meeting minutes confirmed that our proposed peramivir New Drug Application (“NDA”) content supports a reviewable NDA submission for the indication of acute uncomplicated influenza. In accordance with FDA’s recommendation, we have scheduled a pre-NDA meeting to reach agreement on a complete NDA submission and to address review issues identified in the minutes.

In March 2013, we received written notification from BARDA/HHS in the form of a Stop-Work Order directing us to cease work on peramivir under our U.S. Government contract, except for certain activities primarily related to our FDA Type C meeting. The notification confirmed that BARDA/HHS would continue to support and fund certain activities necessary to achieve immediate milestones, as well as activities deemed essential to maintain compliance with FDA regulations or to fulfill pending FDA requests. Following an In-Process Review (“IPR”) meeting that occurred in the second quarter of 2013, BARDA/HHS will communicate the scope of future funded activities under the contract. Upon receiving formal guidance from the IPR meeting, we will determine future activities for peramivir development in the U.S.

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

BCX4161 & 2nd generation HAE compound

Discovered by BioCryst, BCX4161 is a novel, selective inhibitor of plasma kallikrein in development as an orally administered treatment for the prevention of attacks in patients with hereditary angioedema (“HAE”).

On March 25, 2013 we announced initialization of a BCX4161 Phase 1 clinical trial to support the product candidate’s development as a treatment for HAE. The main objectives for the BCX4161 Phase 1 clinical trial are to demonstrate safety, adequate and consistent drug exposure, and pharmacodynamic effects after oral administration. The clinical trial is currently ongoing and we expect to complete this clinical trial and report results in the summer of 2013. In addition, we have discovered several potential second generation oral HAE compounds, and plan to select a lead candidate for preclinical development in 2013.

In February 2012, we reported that we had confirmed the potency of BCX4161 in preclinical laboratory experiments using human plasma, and established a predicted therapeutic window for BCX4161 in the prevention of HAE attacks. Subsequently, we developed a formulation that we believe provides sufficient oral bioavailability to support clinical development, and we completed preclinical toxicology studies necessary for the initiation of clinical trials in human subjects.

Ulodesine

Ulodesine is a purine nucleoside phosphorylase (“PNP”) inhibitor developed as a once-daily oral, chronic treatment for gout. It acts upstream of xanthine oxidase in the purine metabolism pathway to reduce the production of serum uric acid (“sUA”). Xanthine oxidase inhibitors, such as allopurinol and febuxostat, reduce uric acid production. In Phase 2 clinical trials, the combination of low doses of ulodesine and allopurinol resulted in a synergistic effect in reducing sUA.

In July 2012, we announced favorable 52-week safety results and sustained efficacy from the extension phase of the randomized Phase 2b clinical trial of ulodesine added to allopurinol in patients with gout who had failed to reach the sUA therapeutic goal of <6 mg/dL on allopurinol alone, as well as positive Phase 2 safety results in patients with mild to moderate renal impairment. The approximate doubling of sUA response rates with ulodesine seen at 12 weeks was sustained through 52 weeks of treatment. After 52 weeks of treatment, ulodesine doses of 5 mg, 10 mg, and 20 mg/day showed response rates of 45%, 47% and 64% respectively, compared to 19% for placebo. With the results of the 203 clinical trial, we have now concluded Phase 2 testing and are in out-license discussions with potential partners for the continued Phase 3 development of ulodesine and its eventual commercialization on a worldwide basis. Due to the cost of Phase 3 development and commercialization, we do not plan to initiate Phase 3 development of ulodesine without a partner. Although we expect these out-license discussions to continue in 2013, we cannot predict the outcome or timing associated with completing an out-licensing transaction.

Forodesine

Discovered by BioCryst, forodesine is a PNP inhibitor in development by Munidpharma as a treatment for cancer under a world-wide license agreement. In January 2013, Mundipharma’s Japanese subsidiary, Mundipharma K.K., initiated enrollment in a phase 1/2 clinical trial of forodesine in recurrent/refractory peripheral t-cell lymphoma patients. The objective of the Phase 1 portion is to confirm safety and tolerability in recurrent/refractory peripheral T-cell lymphoma patients during repeated oral administration of forodesine 300 mg twice daily for 28 days, to evaluate pharmacokinetics, and to determine the recommended dose for Phase 2. The goal of the Phase 2 portion is to evaluate the efficacy, safety, and pharmacokinetics of the recommended dosage regimen determined in the Phase 1 portion. The primary efficacy endpoint shall be objective response rate (“ORR”) based on evaluation by an image assessment committee.

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

The Amended and Restated Agreement is a multiple element arrangement for accounting purposes in which we are required to deliver to Mundipharma both the worldwide rights to forodesine and the transfer of product data and know-how to permit Mundipharma to develop and commercialize forodesine (the “Knowledge Transfer”). The world-wide license rights were granted to Mundipharma upon execution of Amended and Restated Agreement and the Knowledge Transfer was completed in the first quarter of 2012. We have accounted for these elements as a combined unit of accounting as neither one has stand-alone value to Mundipharma. Upon completion of the Knowledge Transfer, the unamortized deferred revenue and deferred expense of $7.8 million and $1.9 million, respectively, was recognized in our Statements of Comprehensive Loss in the quarter ended March 31, 2012.

Preclinical Compounds

The objective of our broad spectrum antiviral (“BSAV”) program is to develop a broad-spectrum therapeutic for viruses that pose a threat to national health and security. On November 12, 2012, we announced proof-of-principle data demonstrating that BCX4430 is efficacious and well-tolerated in a preclinical disease model for evaluating efficacy against yellow fever virus infection at the 2nd Antivirals Congress in Cambridge. We are continuing our collaboration with U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) regarding filoviruses, while seeking additional U.S. Government funding for the further development of BCX4430. The primary focus of the program is treatment of hemorrhagic fever viruses, such as Marburg virus and Ebola virus. We plan to provide additional BCX4430 updates throughout 2013.

Results of Operations (three months ended March 31, 2013 compared to the three months ended March 31, 2012)

For the three months ended March 31, 2013, total revenues decreased to $3.6 million compared to $12.2 million for the three months ended March 31, 2012. Revenues in the first quarter of 2013 included $1.9 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $1.3 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of i.v. peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the first quarter of 2012 included the recognition of $7.8 million of previously deferred revenue associated with the Amended and Restated License and Development Agreement with Mundipharma. The remaining first quarter 2012 revenue consisted of $4.1 million of reimbursement of collaborative expenses from BARDA/HHS related to the continued development of i.v. peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships. BARDA/HHS revenue decreased in the first quarter of 2013 related to a decline in reimbursable peramivir expenses as compared to the first quarter of 2012.

Research and development (“R&D”) expenses decreased to $7.4 million for the first quarter of 2013 from $15.5 million in the same quarter of the prior year. Approximately $1.9 million of this decrease resulted from the recognition in the 2012 period of previously deferred expenses associated with the Amended and Restated License and Development Agreement with Mundipharma which was not repeated in the 2013 period. The remaining 2013 R&D expenses, compared with 2012, reflect decreased spending associated with our peramivir program described above, decreased spending on our pre-clinical compounds (primarily BCX5191, an adenine nucleoside for the potential treatment of hepatitis C) and lower development costs associated with our ulodesine program for the treatment of gout. In connection with the Amended and Restated License and Development Agreement with Mundipharma, and the Knowledge Transfer that occurred in the first quarter of 2012, we should not incur any significant forodesine costs in the future.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended
	March 31,
	2013	2012
R&D expenses by program:
BCX4161	$2,714	$2,258
Peramivir	1,454	4,138
BCX4430	1,314	344
BCX5191	518	1,892
Ulodesine	375	2,535
Forodesine	15	2,400
Other research, preclinical and development costs	1,021	1,958

Total R&D expenses	$7,411	$15,525

General and administrative expenses decreased to $1.4 million for the first quarter of 2013 compared to $1.7 million in the same quarter of the prior year. The decrease of $0.3 million is due primarily to the December 2012 corporate restructuring that significantly reduced BioCryst’s cost structure.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction in March 2011 was $1.2 million in the first quarter of 2013 and 2012. In addition, a mark-to-market gain of $2.0 million was recognized in the first quarter of 2013 related to our foreign currency hedge, compared to a mark-to-market gain of $38,000 in the same quarter in the prior year, resulting from changes in the U.S. dollar/Japanese yen exchange rate.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2013 operating expenses to exceed our 2013 revenue. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including government contracts; and to a lesser extent, the PhaRMA Notes financing. On February 24, 2011, we announced that BARDA/HHS had awarded us a $55.0 million contract modification intended to fund completion of the Phase 3 development of i.v. peramivir, bringing the total award from BARDA/HHS to $234.8 million and extending the contract term by 24 months through December 2013. However, we received a Stop Work Order notification from BARDA/HHS in March 2013 whereby it has limited the work that is authorized to be reimbursed under the contract. In addition, the level of activity on the peramivir program has decreased as compared to previous quarters and fiscal years, and as a result, revenue associated with reimbursement of peramivir development expenses has become a smaller component of our total revenue and therefore has contributed less to our operating cash flows. On March 9, 2011, we completed a $30.0 million non-recourse debt financing transaction designed to monetize certain future royalty and milestone payments under our license agreement with Shionogi. We received net proceeds from this transaction of approximately $22.7 million. Other sources of funding have included the following:

•	other collaborative and other research and development agreements;

•	government grants;

•	equipment lease financing;

•	facility leases;

•	research grants; and

•	interest income.

As of March 31, 2013, we had net working capital of $24.1 million, a decrease of approximately $0.7 million from $24.8 million at December 31, 2012. The decrease in working capital was principally due to our normal operating expenses associated with the development of our product candidates, partially offset by $0.4 million in net proceeds derived from the sale of approximately 0.3 million shares of common stock through offerings of common stock under our At-the-Market financing facility under our Form S-3 shelf registration and $2.5 million in cash collateral collected against our foreign currency gains. Our principal sources of liquidity at March 31, 2013 were approximately $14.8 million in cash and cash equivalents; approximately $13.5 million in investments considered available-for-sale; and approximately $2.4 million in BARDA/HHS receivables.

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

We plan to finance our needs principally from the following:

•	payments under our contract with BARDA/HHS and from other U.S. Government entities;

•	our existing capital resources and interest earned on that capital;

•	payments under collaborative and licensing agreements with corporate partners; and

•	lease or loan financing and future public or private equity financing.

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

With the funds available at March 31, 2013, future amounts that are expected to be received from BARDA/HHS, and our other financing sources, we believe these resources will be sufficient to fund our operations into the second quarter of 2014. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	our ability to perform under the contract with BARDA/HHS and receive reimbursement;

•	the progress, number of programs and magnitude of our research, drug discovery and development activities;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish new and additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain product candidates or a decision to build or expand internal development and commercial capabilities;

•	our, or our partners’s, ability to obtain regulatory approval of our product candidates;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and evaluate product candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our product candidates to support our preclinical research and clinical trials;

•	changes in personnel and related costs to support the development of our product candidates;

•	the scope of manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

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

Financial Outlook for 2013

Based upon our strategic and development operations, we expect 2013 operating cash usage to be in the range of $22 to $26 million, and expect our total 2013 operating expenses to be in the range of $25 to $35 million. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, sale of stock in the marketplace, and any other non-routine cash outflows or inflows, such as restructuring and transaction costs. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report

Off-Balance Sheet Arrangements

As of March 31, 2013, we are not involved in any unconsolidated entities or off-balance sheet arrangements.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2012 Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

At March 31, 2013, we had deferred collaboration expenses of approximately $5.4 million. These deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners, and other consideration to our academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

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

Foreign Currency Hedge

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2014 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreements. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. Subject to certain obligations we have in connection with the PhaRMA Notes, we have the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $2.0 million termination fee. Prior to this termination date, the maximum amount of hedge collateral we may be required to post would be $5.9 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark-to-market adjustments will be recognized in our Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments for the three months ended March 31, 2013 resulted in a $2.0 million gain. Mark-to-market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by U.S. GAAP Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds and as of March 31, 2013, $2.7 million was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing, are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts;

•	the potential funding from our contract with BARDA/HHS for the development of peramivir;

•	the potential for a stockpiling order or profit from any order for peramivir;

•	the potential use of peramivir as a treatment for H1N1, H5N1 and H7N9 flu (or other strains of flu);

•	the further preclinical or clinical development and commercialization of our product candidates, including peramivir, forodesine and other PNP inhibitor development programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations;

•	plans, programs, progress and potential success of our collaborations, including Mundipharma for forodesine and Shionogi and Green Cross for peramivir;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including the Phase 1 clinical trial of BCX4161, progress of our second generation HAE compounds, and funding for and continued successful development of BCX4430. In addition, the constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that supplier may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash, which if severe and sustained could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

If BARDA/HHS were to eliminate, reduce or delay funding from our contract, or dispute some of our incurred costs or other actions taken under the contract, this would have a significant negative impact on our revenues, cash flows and the development of peramivir.

Our projections of revenues and incoming cash flows are substantially dependent upon BARDA/HHS reimbursement for the costs related to our peramivir program. If BARDA/HHS were to eliminate (a possibility after our collaborative FDA and BARDA/HHS meetings in the first half of 2013), reduce or delay the funding for this program or disallow some of our incurred costs, we would have to obtain additional funding for continued development or regulatory registration of this product candidate or significantly reduce or stop the development effort. Further, BARDA/HHS may challenge actions that we have taken or may take under our contract, which could negatively impact our operating results and cash flows.

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

As a U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Audits conducted by the U.S. Government have been performed and concluded through fiscal 2009; all subsequent fiscal years are still open and auditable. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contract prospectively. In addition, in the event BARDA/HHS determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, BARDA/HHS would be entitled to recoup any overpayment as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. Government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.

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

•

many competitors are more experienced, have significantly more resources, and their products could reach the market before ours, be more cost effective or have a better efficacy or tolerability profile than our product candidates;

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we may be required to pay a premium in the amount of $2.0 million in each year beginning in May 2014 and, provided the Currency Hedge Agreement remains in effect, continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. We will be required to mark-to-market our potential obligations under the currency hedge and post cash collateral, which may cause us to experience additional quarterly volatility in our operating results and cash flows as a result. Additionally, we may be required to pay significant premiums or a termination fee under the foreign currency hedge agreement entered into by us in connection with the issuance of the PhaRMA Notes. As of March 31, 2013, we have realized a foreign currency hedge gain of approximately $2.0 million and posted cash collateral of approximately $2.7 million.

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

We and our partners are performing research on or developing products for the treatment of several disorders including influenza, gout, hereditary angiodema, and recurrent/refractory peripheral t-cell lymphoma, as well as broad spectrum antivirals which may be developed as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai Co. Ltd.’s TARGRETIN ® for CTCL and the current neuraminidase inhibitors marketed by GSK and Roche for influenza and CINRYZE for hereditary angioedema marketed by ViroPharma Incorporated. With respect to the neuraminidase inhibitors, these companies may develop i.v. formulations that could compete with peramivir. Further, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP, influenza, hereditary angioedema, and in other therapeutic areas where we have discovery efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2013, the 52-week range of the market price of our stock was from $1.08 to $5.00 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	additional dilution through sales of our common stock or other derivative securities;

•	status of new or existing licensing or collaborative agreements and government contracts;

•	announcements relating to the status of our programs;

•	developments and announcements regarding new and virulent strains of influenza;

•	we or our partners achieving or failing to achieve development milestones;

•	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

•	publicity regarding certain public health concerns for which we are or may be developing treatments;

•	regulatory developments in both the United States and foreign countries;

•	public concern as to the safety of pharmaceutical products;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel or members of our board of directors;

•	purchases or sales of substantial amounts of our stock by existing stockholders, including officers or directors;

•	economic and other external factors or other disasters or crises; and

•	period-to-period fluctuations in our financial results.

Future sales and issuances of securities may dilute the ownership interests of our current stockholders and cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of April 30, 2013, there were 53,147,116 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

In addition, on June 28, 2011, we filed with the SEC a shelf registration statement on Form S-3. This shelf registration statement has been declared effective and allows us to sell up to $70 million of securities, including common stock, preferred stock, depository shares, stock purchase contracts and warrants, from time to time at prices and on terms to be determined at the time of sale.

As of April 30, 2013, there were 9,344,341 stock options and shares of restricted stock outstanding and 1,627,728 shares available for issuance under our Amended and Restated Stock Incentive Plan and we could also make equity compensation grants outside such plan. The shares underlying existing stock options and restricted stock and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2013.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

(10.1)	Stop-Work Order from U.S. Department of Health and Human Services, dated March 26, 2013, relating to Agreement dated January 3, 2007 between the Company and the U.S. Department of Health and Human Services.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

( )	Filed herewith.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.