Form 10-Q
period 2013-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2013-08-08
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of July 31, 2013 was 54,236,706.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

(In thousands, except per share data)

	2013 (Unaudited)	2012 (Note 1)
Assets
Cash and cash equivalents	$19,767	$20,891
Restricted cash	2,129	308
Investments	9,358	14,708
Receivables	1,024	4,562
Prepaid expenses and other current assets	1,179	1,097
Deferred collaboration expense	73	412

Total current assets	33,530	41,978
Investments	—	1,151
Furniture and equipment, net	425	583
Deferred collaboration expense	266	5,033
Other assets	5,695	8,694

Total assets	$39,916	$57,439

Liabilities and Stockholders’ Equity
Accounts payable	$989	$3,974
Accrued expenses	5,773	9,860
Interest payable	3,658	1,998
Deferred collaboration revenue	1,538	1,392

Total current liabilities	11,958	17,224
Deferred collaboration revenue	5,327	5,920
Foreign currency derivative	1,678	4,749
Non-recourse notes payable	30,000	30,000
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized— 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 95,000; shares issued and outstanding — 54,197 in 2013 and 50,893 in 2012	542	509
Additional paid-in capital	399,684	391,611
Accumulated other comprehensive income	6	27
Accumulated deficit	(409,279)	(392,601)

Total stockholders’ deficit	(9,047)	(454)

Total liabilities and stockholders’ equity	$39,916	$57,439

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Periods Ended June 30, 2013 and 2012

(In thousands, except per share data-Unaudited)

	Three Months		Six Months
	2013	2012	2013	2012
Revenues
Royalty revenue	$110	$—	$2,034	$—
Collaborative and other research and development	711	4,210	2,341	16,431

Total revenues	821	4,210	4,375	16,431
Expenses
Research and development	11,728	12,777	19,139	28,302
General and administrative	1,231	1,609	2,613	3,306
Royalty	4	—	81	—

Total operating expenses	12,963	14,386	21,833	31,608

Loss from operations	(12,142)	(10,176)	(17,458)	(15,177)
Interest and other income	21	57	54	128
Interest expense	(1,165)	(1,160)	(2,345)	(2,320)
Gain (loss) on foreign currency derivative	1,114	(997)	3,071	(959)

Net loss	(12,172)	(12,276)	(16,678)	(18,328)

Basic and diluted net loss per common share	$(0.23)	$(0.25)	$(0.32)	$(0.38)
Weighted average shares outstanding	53,468	49,218	52,277	48,161

Unrealized loss on investments	(9)	(9)	(21)	—

Comprehensive loss	$(12,181)	$(12,285)	$(16,699)	$(18,328)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013 and 2012

(In thousands-Unaudited)

	2013	2012
Operating activities
Net loss	$(16,678)	$(18,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	325
Stock-based compensation expense	2,521	2,178
Amortization of debt issuance costs	220	220
Change in fair value of foreign currency derivative	(3,071)	959
Changes in operating assets and liabilities:
Receivables	3,538	747
Prepaid expenses and other assets	(53)	105
Deferred collaboration expense	5,106	1,984
Accounts payable and accrued expenses	(7,072)	(2,575)
Interest payable	1,660	2,100
Deferred collaboration revenue	(447)	(6,305)

Net cash used in operating activities	(14,093)	(18,590)
Investing activities
Acquisitions of furniture and equipment	(26)	(109)
Change in restricted cash	(1,821)	(1,605)
Purchases of investments	(369)	(14,534)
Sales and maturities of investments	6,820	25,811

Net cash provided by investing activities	4,604	9,563
Financing activities
Sale of common stock, net	5,171	15,339
Exercise of stock options	346	510
Employee stock purchase plan sales	68	148
Receipt (payment) of foreign currency derivative collateral	2,780	(1,490)

Net cash provided by financing activities	8,365	14,507
Increase (decrease) in cash and cash equivalents	(1,124)	5,480
Cash and cash equivalents at beginning of period	20,891	16,444

Cash and cash equivalents at end of period	$19,767	$21,924

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

In the fourth quarter of 2012, the Company implemented a restructuring plan to significantly reduce its cost structure. Based on its current operating plans, the Company expects that it has sufficient liquidity, with its existing cash and investments of $31,254 and the expected $18,500 of net proceeds from its August 6, 2013 public offering of common stock, to continue its planned operations through 2014. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations substantially beyond 2014 it will need to: (1) successfully secure or increase U.S. Government funding of its programs; (2) out-license rights to certain of its product candidates, pursuant to which the Company would receive cash milestone payments; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

Restricted Cash

Restricted cash as of June 30, 2013 includes $150 the Company is required to maintain in an interest bearing money market account to serve as collateral for a corporate credit card program and $1,979 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4).

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At June 30, 2013, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs.

	June 30, 2013
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government and its agencies	$3,501	$6	$1	$—	$3,508
Corporate debt securities	1,776	2	1	—	1,779
Commercial paper	797	—	1	—	798
Municipal obligations	3,250	20	3	—	3,273

Total investments	$9,324	$28	$6	$—	$9,358

	December 31, 2012
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities	$999	$2	$2	$—	$1,003
Obligations of U.S. Government and its agencies	3,505	6	2	—	3,513
Corporate debt securities	4,035	22	6	—	4,063
Commercial paper	1,695	—	1	—	1,696
Municipal obligations	5,541	27	16	—	5,584

Total investments	$15,775	$57	$27	$—	$15,859

The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2013.

Maturing in one year or less	$9,358

Total investments	$9,358

Receivables from Collaborations

Receivables are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services or royalty receivables from Shionogi. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At June 30, 2013 and December 31, 2012, the Company had the following receivables.

	June 30, 2013
	Billed	Unbilled	Total

U.S. Department of Health and Human Services	$297	$636	$933
Shionogi & Co. Ltd.	91	—	91

Total receivables	$388	$636	$1,024

	December 31, 2012
	Billed	Unbilled	Total

U.S. Department of Health and Human Services	$150	$3,888	$4,038
Shionogi & Co. Ltd.	524	—	524

Total receivables	$674	$3,888	$4,562

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

Accrued Expenses

The Company generally enters into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when it determines an obligation has been incurred, regardless of the timing of the invoice. The Company records liabilities under these contractual commitments when the Company determines an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with its applicable personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to Clinical Research Organization (“CROs”) in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of our raw materials, drug substance and drug products; and

•	professional fees.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Accrued expenses as of June 30, 2013 and December 31, 2012 included $1,757 and $6,573, respectively, of research and development costs.

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

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on investments available-for-sale and is disclosed as a separate component of stockholders’ equity. No reclassifications out of accumulated other comprehensive (loss) income were recorded during the three months and six months ended June 30, 2013 and 2012, respectively.

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

Royalty revenue paid by Shionogi on their product sales is subject to returns. Prior to the third quarter of 2012, the Company did not have sufficient historical experience to reasonably estimate product returns and therefore could not reasonably record the underlying revenue. During the third quarter of 2012, and after the completion of the 2011/2012 flu season in Japan, the Company obtained sufficient historical information to reasonably estimate product returns and recognized royalty revenue of $2,848, net of an allowance for estimated returns. During the six months of 2013, the Company recognized royalty revenue of $2,034.

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

The Company recorded the following revenues for the three and six months ended June 30, 2013 and 2012:

	Three Months		Six Months
	2013	2012	2013	2012
Royalty revenue	$110	$—	$2,034	$—
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	415	3,914	1,749	8,073
Shionogi (Japan)	296	296	592	592
Mundipharma (United Kingdom)	—	—	—	7,766

Total revenues	$821	$4,210	$4,375	$16,431

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months and six months ended June 30, 2013 and 2012 was $1,165 and $1,160, respectively, and $2,345 and $2,320, respectively, and relates to the issuance of the PhaRMA Notes (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other non-current assets on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $110 for each of the three months ended June 30, 2013 and 2012, and $220 for each of the six months ended June 30, 2013 and 2012.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement (defined in Note 4) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark-to-market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in a gain of $1,114 and a loss of $997 for the three months ended June 30, 2013 and 2012, respectively and a gain of $3,071 and a loss of $959 for the six months ended June 30, 2013 and 2012, respectively. Mark-to-market adjustments are determined by a third party pricing model which uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on thresholds defined in the Currency Hedge Agreement. As of June 30, 2013 and December 31, 2012, $2,400 and $5,180 of hedge collateral was posted under the agreement, respectively.

Restructuring Activities

During the fourth quarter of 2012, the Company announced a corporate restructuring plan to significantly reduce its cost structure in response to setbacks in several of its development programs. In connection with this plan, the Company recognized restructuring costs of $1,759, consisting of one-time termination benefits and charges related to vacant office space.

The following table sets forth activity in the restructuring liability for the six months ended June 30, 2013.

	Employee separation costs	Facilities related charges	Total
Balance at December 31, 2012	$1,604	$97	$1,701
Accruals	—	(22)	(22)
Payments	(1,430)	—	(1,430)

Balance at June 30, 2013	$174	$75	$249

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, outstanding warrants, and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended June 30, 2013 and 2012 does not include 978 and 1,093, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2013 and 2012 does not include 852 and 1,137, respectively, of such potential common shares, as their impact would be anti-dilutive.

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

Note 2 — Stock-Based Compensation

As of June 30, 2013, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”), both of which were amended and restated in March 2012 and approved by the Company’s stockholders in May 2012. Stock-based compensation expense of $2,521 ($2,479 of expense related to the Incentive Plan and $42 of expense related to the ESPP) was recognized during the first six months of 2013, while $2,178 ($2,108 of expense related to the Incentive Plan and $70 of expense related to the ESPP) was recognized during the first six months of 2012.

There was approximately $5,720 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock awards granted by the Company as of June 30, 2013. That cost is expected to be recognized as follows: $1,586 during the remainder of 2013, $2,421 in 2014, $1,291 in 2015, and $422 in 2016.

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

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2012	2,815	8,073	$6.09
Restricted stock awards granted	(305)	—	—
Restricted stock awards cancelled	29	—	—
Stock option awards granted	(2,003)	2,003	1.43
Stock option awards exercised	—	(307)	1.17
Stock option awards cancelled	1,088	(1,088)	6.02

Balance June 30, 2013	1,624	8,681	$5.20

For stock option awards granted under the Incentive Plan during the first six months of 2013 and 2012, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the six months of 2013 and 2012 was $0.90 and $3.04, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first six months of 2013 and 2012. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2013	2012
Expected Life in Years	4.6	5.5
Expected Volatility	83%	87%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.6%	0.9%

Employee Stock Purchase Plan

The Company has reserved a total of 975 shares of common stock to be purchased under the ESPP, of which 128 shares remain available for purchase at June 30, 2013. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 49 shares during the first six months of 2013 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

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

In March 2013, BioCryst received written notification from BARDA/HHS in the form of a Stop-Work Order directing the Company to cease work on peramivir under its U.S. Government contract, except for certain activities primarily related to BioCryst’s U.S. Food & Drug Administration (“FDA”) Type C meeting that was completed in April 2013. The notification confirmed that BARDA/HHS would continue to support and fund certain activities necessary to achieve immediate milestones, as well as activities deemed essential to maintain compliance with FDA regulations or to fulfill pending FDA requests.

On July 11, 2013, BARDA/HHS released funding under the contract to enable completion of an NDA filing. The decision by BARDA/HHS was the result of an In-Process Review (“IPR”) meeting that occurred in the second quarter of 2013. Based on the results of the IPR, BARDA/HHS decided to modify the March 2013 stop-work order to support activities directly associated with the filing of an NDA and to allow no more than $12.8 million of funding already obligated under the contract to be used for that purpose.

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

Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of forodesine, a purine nucleoside phosphylase (“PNP”) inhibitor, for use in oncology (the “Original Agreement”). Under the terms of the Original Agreement, Mundipharma obtained rights to forodesine in markets across Europe, Asia, and Australasia in exchange for a $10,000 up-front payment.

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

Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. (“AECOM” and “IRL”, respectively). In June 2000, the Company licensed a series of potent inhibitors of PNP from AECOM and IRL (collectively, the “Licensors”). The lead product candidates from this collaboration are forodesine and BCX4208. The Company has obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, product candidates that might arise from research on these inhibitors. The Company has the option to expand the Agreement to include other inventions in the field made by the investigators or employees of the Licensors. The Company agreed to use commercially reasonable efforts to develop these drugs. In addition, the Company has agreed to pay certain milestone payments for each licensed product (which range in the aggregate from $1,400 to almost $4,000 per indication) for future development of these inhibitors, single digit royalties on net sales of any resulting product made by the Company, and to share approximately one quarter of future payments received from other third-party partners, if any. In addition, the Company has agreed to pay annual license fees, which can range from $150 to $500, that are creditable against actual royalties and other payments due to the Licensors. This agreement may be terminated by the Company at any time by giving 60 days advance notice or in the event of material uncured breach by the Licensors.

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

In consideration for these modifications in 2010, the Company issued to the Licensors shares of its common stock with an aggregate value of $5,911 and paid the Licensors $90 in cash. Additionally, at the Company’s sole option and subject to certain agreed upon conditions, any future non-royalty payments due to be paid by it to the Licensors under the license agreement may be made either in cash, in shares of its common stock, or in a combination of cash and shares. At June 30, 2013, the Company, during its routine evaluation, assessed the carrying value of its deferred collaboration costs associated with this agreement and determined a $4,995 write-off of the underlying asset was necessary. The determination of the write-off was based upon management’s estimate of the future cash flows associated with out-licensing the PNP technology as compared to the carrying value of the deferred collaboration costs.

On November 17, 2011, the Company further amended its agreements with the Licensors whereby the Licensors agreed to accept a reduction of one-half in the percentage of Net Proceeds (as defined in the license agreement) received by the Company under its Amended and Restated Agreement with Mundipharma that will be paid to AECOM/IRL. As of June 30, 2013, the Company is in the process of renegotiating the terms of this agreement.

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

Emory University (“Emory”). In June 2000, the Company licensed intellectual property from Emory related to the hepatitis C polymerase target associated with hepatitis C viral infections. In accordance with termination provision under the license agreement, the Company provided ninety (90) days written notice of termination on April 28, 2013 following the termination of its antiviral development program for treatment of hepatitis C as announced in January 2013. On April 29, 2013, the Company terminated the license agreement with an effective termination date of July 28, 2013.

Note 4— Royalty Monetization

Overview

On March 9, 2011, the Company completed a $30,000 financing transaction to monetize certain future royalty and milestone payments under its license agreement with Shionogi (the “Shionogi Agreement”), pursuant to which Shionogi licensed from the Company the rights to market peramivir in Japan and, if approved for commercial sale, Taiwan. The Company received net proceeds of $22,691 from the transaction after transaction costs of $4,309 and the establishment of a $3,000 interest reserve account by Royalty Sub, which will be available to help cover interest shortfalls in the future. As of June 30, 2013, approximately $152 of interest due at September 1, 2012 is in arrears.

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

As of June 30, 2013, the aggregate fair value of the PhaRMA Notes approximate the carrying value of $30,000 since the stated rate and terms are representative of current rates and terms available to the Company. The fair value was determined by a quoted price in a not actively traded market representing Level 2 in the fair value hierarchy as defined by U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in a gain of $1,114 and a loss of $997 for the three months ended June 30, 2013 and 2012, respectively and a gain of $3,071 and a loss of $959 for the six months ended June 30, 2013 and 2012, respectively. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of June 30, 2013, $2,400 was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations the Company has in connection with the PhaRMA Notes, the Company has the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $1,950 termination fee. If the Company terminates the hedge agreement with respect to currency hedges for 2016 through 2020, the maximum obligation under the currency hedge is $5,850, including the $1,950 termination fee.

Note 5 — Stockholders’ Equity

In June 2011, the Company entered into an At Market Issuance Sales Agreement (the “ATM”) with McNicoll, Lewis & Valak (“MLV”) pursuant to which the Company may issue and sell $70,000 in shares of its common stock at current market prices under a Form S-3 registration statement with MLV acting as the sales agent. Subject to the terms and conditions of the ATM, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instruction, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay MLV an aggregate commission rate of 2% of the gross proceeds of the sales price per share of any common stock sold under the ATM. On June 28, 2011, the Company filed a Registration Statement on Form S-3, which became effective on July 13, 2011, for the issuance and sale of up to $70,000 of equity or other securities. During the six months ended June 30, 2013, the Company sold an aggregate of 2,883 shares of common stock at an average per share price of $1.85 pursuant to the Agreement for net proceeds of $5,218.

Note 6 — Subsequent Event

On August 6, 2013, the Company closed a public offering of 4,600 shares of common stock at a price of $4.40 per share. Net proceeds available to the Company for the offering, after deducting costs, are expected to be $18,500.

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

Overview

We are a biotechnology company that designs, optimizes and develops novel drugs that block key enzymes involved in the pathogenesis of diseases. We focus on therapeutic areas with unmet medical needs that are of interest to us and aligned with our capabilities and expertise. We integrate the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. Our strategy is to create a sustainable portfolio of commercial products and product candidates whereby we out-license rights to product candidates in geographies or therapeutic areas where we do not intend to and/or do not have the ability to commercialize them. We currently have commercial partnerships with Shionogi and Green Cross and a development partnership with Mundipharma.

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

Recent Corporate Highlights

Peramivir

Peramivir is a potent, intravenously administered investigational antiviral agent that rapidly delivers high plasma concentrations to the sites of influenza infection. Discovered by BioCryst, peramivir inhibits the interactions of influenza neuraminidase, an enzyme that is critical to the spread of influenza within the host. In laboratory tests, peramivir has shown activity against multiple influenza strains, including H7N9, H5N1 and pandemic H1N1 swine flu viral strains. We are developing peramivir under a $234.8 million contract with BARDA/HHS. We are seeking an indication for the treatment of acute uncomplicated influenza and expect to submit the peramivir NDA by the end of 2013.

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

On April 15 2013, we announced that we had received final meeting minutes from our Type C meeting regarding i.v peramivir with the FDA. The meeting minutes confirmed that our proposed peramivir NDA content supports a reviewable NDA submission for the indication of acute uncomplicated influenza. In addition, we have completed a pre-NDA meeting with the FDA, and in this meeting, we reached agreement with the FDA regarding all requirements for a complete NDA submission.

On July 11, 2013, we announced that BARDA/HHS has released funding under the contract to enable completion of a NDA filing for intravenous peramivir. The decision by BARDA/HHS was a result of an In-Process Review (“IPR”) meeting that occurred in the second quarter of 2013. Based on the results of the IPR, BARDA/HHS decided to modify the March 2013 stop-work order to support activities directly associated with the filing of an NDA and to allow no more than $12.8 million of funding already obligated on the contract to be used for that purpose. In light of this funding decision, predominantly all activities to file the peramivir NDA will be covered by this funding; however, we do expect to incur some modest unreimbursed costs in 2013 for the peramivir program.

BCX4161 & 2nd generation HAE compound

Discovered by BioCryst, BCX4161 is a novel, selective inhibitor of plasma kallikrein in development as an orally administered treatment for the prevention of attacks in patients with hereditary angioedema (“HAE”). By inhibiting plasma kallikrein, BCX4161 suppresses bradykinin production. Bradykinin is the mediator of acute swelling attacks in HAE patients. HAE is a rare, severely debilitating and potentially fatal genetic condition that occurs in about 1 in 10,000 to 1 in 50,000 people. HAE symptoms include recurrent episodes of edema in various locations, including the hands, feet, face, genitalia and airway. In addition, patients often have bouts of excruciating abdominal pain, nausea and vomiting that are caused by swelling in the intestinal wall. Airway swelling is particularly dangerous and can lead to death by asphyxiation.

In March 2013, we announced initialization of a BCX4161 Phase 1 clinical trial to support the product candidate’s development as a treatment for HAE. The main objectives for the BCX4161 Phase 1 clinical trial were to demonstrate safety, adequate and consistent drug exposure, and pharmacodynamic effects after oral administration. On July 22, 2013, we announced that the Phase 1 clinical trial of orally-administered BCX4161 in healthy volunteers successfully met all of its objectives. The safety, tolerability, drug exposure and on-target kallikrein inhibition results of the Phase 1 trial strongly support advancing the development program into a Phase 2a study in HAE patients.

Overall, 87 healthy volunteers completed the study: 30 received a single dose of BCX4161 from 50 mg up to 1000 mg, 40 subjects were dosed with 100 mg, 200 mg, 400 mg, or 800 mg BCX4161 every eight hours for seven days and 17 received placebo. Oral administration of BCX4161 was generally safe and well tolerated. There were no serious adverse events and no dose limiting adverse events. Laboratory tests of coagulation remained normal. Drug exposure was dose proportional through 400 mg three times a day. Steady state (day seven) blood levels were 30% higher compared to the first day of dosing. At 400 mg three times a day, pre-dose geometric mean (coefficient of variance, CV) drug levels on day 7 were 28.6 ng/mL (CV 77%) and post-dose maximum drug levels were 152 ng/mL (CV 57%). Kallikrein inhibition was observed throughout the dosing interval, p<0.0001 compared to placebo.

The Phase 2a clinical trial in patients with HAE is expected to begin in the fourth quarter of 2013. This trial will test 400 mg of BCX4161 administered three times daily for 28 days in a randomized, placebo-controlled, two-period cross-over design. Approximately 25 HAE patients who have a high frequency of attacks (more than one per week) will be enrolled. The main goals for this clinical trial are to evaluate the safety and tolerability of BCX4161 and to estimate the degree of efficacy in reducing the frequency of attacks. This study is designed to provide proof of concept for oral kallikrein inhibition as a treatment strategy for hereditary angioedema. On July 31, 2013, we were notified by the FDA that it removed the clinical hold placed on our hereditary angiodema drug, BCX4161. This notification by the FDA provides us the ability to initiate BCX4161 clinical trials in the United States and/or include U.S. clinical sites in our BCX4161 clinical trials.

In addition, we are finalizing our nonclinical evaluation of a number of potent and specific second generation oral kallikrein inhibitors with oral bioavailability between 20% and 60%. One or more compounds is expected to enter preclinical development by the end of 2013.

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

In July 2012, we announced favorable 52-week safety results and sustained efficacy from the extension phase of the randomized Phase 2b clinical trial of ulodesine added to allopurinol in patients with gout who had failed to reach the sUA therapeutic goal of <6 mg/dL on allopurinol alone, as well as positive Phase 2 safety results in patients with mild to moderate renal impairment. The approximate doubling of sUA response rates with ulodesine seen at 12 weeks was sustained through 52 weeks of treatment. After 52 weeks of treatment, ulodesine doses of 5 mg, 10 mg, and 20 mg/day showed response rates of 45%, 47% and 64% respectively, compared to 19% for placebo. With the results of the 203 clinical trial, we have now concluded Phase 2 testing and are ready for Phase 3 development. We intend to out-license ulodesine on a worldwide basis prior to initiating Phase 3 development. Due to the cost of Phase 3 development and commercialization, we do not plan to initiate Phase 3 development without a partner. We cannot predict if, or when, we will be successful with an outlicensing transaction.

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

Preclinical Compounds

The objective of our broad spectrum antiviral (“BSAV”) program is to develop a broad-spectrum therapeutic for viruses that pose a threat to national health and security. On November 12, 2012, we announced proof-of-principle data at the 2nd Antivirals Congress in Cambridge demonstrating that BCX4430 is efficacious and well-tolerated in a preclinical disease model for evaluating efficacy against yellow fever virus infection. We are continuing our collaboration with U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) regarding filoviruses, while seeking additional U.S. Government funding for the further development of BCX4430. The primary focus of the program is treatment of hemorrhagic fever viruses, such as Marburg virus and Ebola virus.

Results of Operations (three months ended June 30, 2013 compared to the three months ended June 30, 2012)

For the three months ended June 30, 2013, total revenues decreased to $0.8 million compared to $4.2 million for the three months ended June 30, 2012. Revenues in the second quarter of 2013 included $0.1 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $0.4 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of i.v. peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the second quarter of 2012 included $3.9 million of reimbursement of collaborative expenses from BARDA/HHS related to the continued development of i.v. peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships. BARDA/HHS revenue decreased in the second quarter of 2013 due to a decline in reimbursable peramivir expenses as compared to the second quarter of 2012.

Research and development (“R&D”) expenses decreased to $11.7 million for the second quarter of 2013 from $12.8 million in the same quarter of the prior year. The 2013 R&D expenses, compared with 2012, reflect decreased spending associated with our peramivir program described above, and decreased spending on our now terminated BCX5191 program, an adenine nucleoside for the potential treatment of hepatitis C. The decrease in development expenses was largely offset by a $5.0 million write-off of deferred collaboration costs associated with our PNP licensing agreement with AECOM/IRL, and which costs have been allocated to our ulodesine program.

General and administrative expenses decreased to $1.2 million for the second quarter of 2013 compared to $1.6 million in the same quarter of the prior year. The decrease of $0.4 million is due primarily to the December 2012 corporate restructuring that significantly reduced BioCryst’s cost structure.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction in March 2011 was $1.2 million for the second quarter of 2013 and 2012. In addition, a mark-to-market gain of $1.1 million was recognized in the second quarter of 2013 related to our foreign currency hedge, established in conjunction with the royalty monetization, compared to a mark-to-market loss of $1.0 million in the same quarter in the prior year, resulting from changes in the U.S. dollar/Japanese yen exchange rate.

Results of Operations (Six months ended June 30, 2013 compared to the six months ended June 30, 2012)

For the six months ended June 30, 2013, total revenues decreased to $4.4 million compared to $16.4 million for the six months ended June 30, 2012. Revenues in the first six months of 2013 included $2.0 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $1.8 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of i.v. peramivir and $0.6 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the first six months of 2012 included the recognition of $7.8 million of previously deferred revenue associated with the Amended and Restated License and Development Agreement with Mundipharma, $8.1 million of reimbursement of collaborative expenses from BARDA/HHS related to the continued development of i.v. peramivir and $0.6 million associated with collaborative revenue amortization from other corporate partnerships. BARDA/HHS revenue decreased in the first six months of 2013 due to a decline in reimbursable peramivir expenses as compared to the first six months of 2012.

Research and development (“R&D”) expenses decreased to $19.1 million for the six months of 2013 from $28.3 million in the same six months of the prior year. Approximately $1.9 million of this decrease resulted from the recognition in the 2012 period of previously deferred expenses associated with the Amended and Restated License and Development Agreement with Mundipharma which was not repeated in the 2013 period. The remaining 2013 R&D expenses, compared with 2012, reflect decreased spending associated with our peramivir program described above, decreased spending on our BCX5191 and forodesine programs, as well as an overall decrease in R&D infrastructure associated with our December 2012 restructuring. The decrease in R&D spending in 2013, as compared to 2012, was partially offset by higher ulodesine costs, which included a second quarter 2013 write-off of deferred collaboration costs associated with our PNP licensing agreement with AECOM/IRL.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
R&D expenses by program:
BCX4161	$3,523	$2,029	$6,237	$4,287
Peramivir	838	3,489	2,292	7,628
BCX4430	1,236	316	2,550	660
Ulodesine	5,256	2,942	5,631	5,477
BCX5191	14	2,375	532	4,267
Forodesine	7	60	22	2,460
Other research, preclinical and development costs	854	1,566	1,875	3,523

Total R&D expenses	$11,728	$12,777	$19,139	$28,302

General and administrative expenses decreased to $2.6 million for the first six months of 2013 compared to $3.3 million in the same period of the prior year. The decrease of $0.7 million is primarily due to the December 2012 restructuring that significantly reduced BioCryst’s cost structure.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction in March 2011 was $2.3 million for the first six months of both 2013 and 2012. In addition, a mark-to-market gain of $3.1 million was recognized in the first six months of 2013 related to our foreign currency hedge, established in conjunction with the royalty monetization, compared to a mark-to-market loss of $1.0 million in the same quarter in the prior year, resulting from changes in the U.S. dollar/Japanese yen exchange rate

Liquidity and Capital Resources

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

We received a Stop Work Order notification from BARDA/HHS in March 2013 whereby it limited the work that was authorized to be reimbursed under the contract. On July 11, 2013, we announced that BARDA/HHS released funding under the contract to enable completion of an NDA filing for intravenous peramivir. The decision by BARDA/HHS was the result of an IPR meeting that occurred in the second quarter of 2013. Based on the results of the IPR, BARDA/HHS decided to modify the March 2013 stop-work order to support activities directly associated with an NDA filing and to allow no more than $12.8 million of funding already obligated under the contract to be used for that purpose. However, the level of activity on the peramivir program has decreased as compared to previous quarters and fiscal years, and as a result, revenue associated with reimbursement of peramivir development expenses has become a smaller component of our total revenue and therefore has contributed less to our operating cash flows. On March 9, 2011, we completed a $30.0 million non-recourse debt financing transaction designed to monetize certain future royalty and milestone payments under our license agreement with Shionogi. We received net proceeds from this transaction of approximately $22.7 million. Other sources of funding have included the following:

•	other collaborative and other research and development agreements;

•	government grants;

•	equipment lease financing;

•	facility leases;

•	research grants; and

•	interest income.

As of June 30, 2013, we had net working capital of $21.6 million, a decrease of approximately $3.2 million from $24.8 million at December 31, 2012. The decrease in working capital was principally due to our normal operating expenses associated with the development of our product candidates, partially offset by $5.2 million in net proceeds derived from the sale of approximately 2.9 million shares of common stock through our At-the-Market (“ATM“) financing facility and $2.8 million in cash collateral collected against our foreign currency gains. Our principal sources of liquidity at June 30, 2013 were approximately $19.8 million in cash and cash equivalents; approximately $9.4 million in investments considered available-for-sale; and approximately $0.9 million in BARDA/HHS receivables. As of June 30, 2013, we have sold an aggregate amount of 7.8 million shares of common stock at an average price of $3.18 pursuant to the ATM for net proceeds of $24.2 million.

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

With the funds available at June 30, 2013, the expected $18.5 million of net proceeds from August 6, 2013 common stock offering, future amounts that are expected to be received from BARDA/HHS, and our other financing sources, we believe these resources will be sufficient to fund our operations through 2014. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	our ability to perform under the contract with BARDA/HHS and receive reimbursement;

•	the progress, number of programs and magnitude of our research, drug discovery and development activities;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish new and additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain product candidates or a decision to build or expand internal development and commercial capabilities;

•	our, or our partners’, ability to obtain regulatory approval of our product candidates;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and evaluate product candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our product candidates to support our preclinical research and clinical trials;

•	changes in personnel and related costs to support the development of our product candidates;

•	the scope of manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

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

Financial Outlook for 2013

Based upon our strategic and development operations, we expect 2013 operating cash usage to be in the range of $22 to $26 million, and expect our total 2013 operating expenses to be in the range of $45 to $55 million. Our operating cash forecast remains unchanged from the guidance originally provided in February 2013. Our operating expense range increased from our February guidance range of $25 to $35 million based upon the incremental operating expenses associated with the pending peramivir NDA filing and the write-off of deferred collaboration costs associated with our PNP agreement, both of which were unanticipated in February 2013. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, sale of stock in the marketplace, and any other non-routine cash outflows or inflows, such as restructuring and transaction costs. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the “Risk Factors” section located elsewhere in this report

Off-Balance Sheet Arrangements

As of June 30, 2013, we are not involved in any unconsolidated entities or off-balance sheet arrangements.

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

Under certain of our license agreements, we receive royalty payments based upon our licensees’ net sales of covered products. Generally, under these agreements, we receive royalty reports from our licensees. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. Royalty revenue paid by Shionogi on their product sales is subject to returns.

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

At June 30, 2013, we had deferred collaboration expenses of approximately $0.3 million. These deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments or modifications from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark-to-market adjustments will be recognized in our Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments for the six months ended June 30, 2013 resulted in a $3.1 million gain. Mark-to-market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by U.S. GAAP Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds and as of June 30, 2013, $2.4 million was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing, are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts;

•	the potential funding from our contract with BARDA/HHS for the development and support of the NDA filing for peramivir;

•	the NDA filing or FDA approval of peramivir;

•	the potential for a stockpiling order or profit from any order for peramivir;

•	the potential use of peramivir as a treatment for H1N1, H5N1 and H7N9 influenza (or other strains of flu);

•	the further preclinical or clinical development and commercialization of our product candidates, including our HAE program, peramivir, BCX4430, forodesine and other PNP inhibitor development programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations;

•	plans, programs, progress and potential success of our collaborations, including Mundipharma for forodesine and Shionogi and Green Cross for peramivir;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements and our needs for additional financing including our financial outlook for the remainder of 2013;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The clinical trial process is complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have a reasonable commercial potential. We may suffer significant setbacks in pivotal clinical trials, even after earlier clinical trials show promising results. Clinical trials may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Regulatory authorities may interrupt, delay or halt clinical trials for a product candidate for any number or reasons.

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

As our programs advance, our costs are likely to increase. Our current and planned clinical trials plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our product candidates will consume significant capital resources. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to raise additional capital; the development progress of our collaborative agreements for our product candidates; the amount of funding we receive from BARDA/HHS for peramivir; the amount of funding or assistance, if any, we receive from any governmental agency for either peramivir or BCX4430 or from other new partnerships with third parties for the development of our product candidates including ulodesine, BCX4161 or BCX4430; the amount or profitability of any orders for peramivir or BCX4430 by any government agency or other party; the progress and results of our current and proposed clinical trials for our most advanced drug products; the progress made in the manufacturing of our lead products and the progression of our other programs. We expect that we will be required to enter into one or more acceptable partnership arrangements in order to complete the development of ulodesine for the treatment of gout. The inability to enter into sufficient acceptable partnership arrangements may require us to terminate the development of ulodesine.

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

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including the Phase 2a clinical trial of BCX4161, progress of our second generation HAE compounds, and funding for and continued successful development of BCX4430. In addition, the constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that supplier may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash, which if severe and sustained could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

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

In contracting with BARDA/HHS, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or if we are found to be in violation could result in contract termination. U.S. Government contracts typically contain extraordinary provisions that would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e., federal acquisition regulation clauses), and the ability to terminate without cause. In addition, U.S. Government contracts are subject to an in-process review, where the U.S. Government will review the project and will consider its options under the contract. As such, we may be at a disadvantage as compared to other commercial contracts. U.S. Government contracts are subject to audit and modification by the government at its sole discretion. If the U.S. Government terminates its contract with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, significant negative impact on our cash flows and operations could result.

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

As a U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Audits conducted by the U.S. Government have been performed and concluded through fiscal 2009; all subsequent fiscal years are still open and auditable. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contract prospectively. In addition, in the event BARDA/HHS determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, BARDA/HHS would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. Government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.

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

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon third-party manufacturers to manufacture the materials required for our product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including but not limited to problems involving:

•	inconsistent production yields;

•	product liability claims;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes, such as an earthquake in Japan, that could strike their facilities or have an effect on infrastructure;

•	potential impurities in our drug substance or drug products that could affect availability of product for our clinical trials or future commercialization;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies, particularly associated with our pending peramivir NDA.

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

If we are unable to maintain current manufacturing or other contract relationships, or enter into new agreements with additional manufacturers on commercially reasonable terms, or if there is poor manufacturing performance or failure to comply with any regulatory agency on the part of any of our third-party manufacturers, we may not be able to complete development of, seek timely approval of, or market, our product candidates.

Our raw materials, drug substances, and drug products are manufactured by a limited group of suppliers and some at a single facility. If any of these suppliers were unable to produce these items, this could significantly impact our supply of product candidate material for further preclinical testing and clinical trials.

Royalties and milestone payments from Shionogi under the Company’s license agreement with Shionogi (the “Shionogi Agreement”) will be required to be used by Royalty Sub to service its obligations under its PhaRMA Notes, and generally will not be available to us for other purposes until Royalty Sub has repaid in full its obligations under the PhaRMA Notes.

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

The successful commercialization of peramivir in Japan depends on the efforts of Shionogi and is beyond the control of us or Royalty Sub. As discussed above, peramivir has only recently been introduced into the Japanese market, and there can be no assurance that peramivir will gain market acceptance in Japan. Future sales by Shionogi will depend on many factors, including the incidence and severity of seasonal influenza in Japan each year (both of which can vary very significantly from year to year), the perceived and actual efficacy and safety of peramivir, experience of physicians and patients with peramivir, continued market acceptance, continued availability of supply, competition, sales and marketing efforts, governmental regulation and pricing and reimbursement in Japan. Shionogi is responsible for the marketing and sale of peramivir in Japan, including with respect to the pricing of peramivir in that market. There are no minimum royalties, sales levels or other performance measures required of Shionogi under the Shionogi Agreement and Shionogi could in its sole discretion reduce or cease its sale efforts of peramivir in Japan, subject to its covenant in the Shionogi Agreement to use diligent efforts to commercialize peramivir in Japan. The royalty payments associated with the 2011/2012 influenza season were insufficient to satisfy the September 1, 2012 Payment Date on the PhaRMA Notes such that approximately $152,000 of interest was in arrears at June 30, 2013. Royalty payments from Shionogi for the 2012/2013 influenza season may not be sufficient to satisfy the interest in arrears. If Shionogi is unable to, or fails to, successfully market and commercialize peramivir, it would have a material adverse effect on Royalty Sub’s ability to service its obligations under the PhaRMA Notes and our ability to benefit from our equity interest in Royalty Sub.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we may be required to pay a premium in the amount of $2.0 million in each year beginning in May 2014 and, provided the Currency Hedge Agreement remains in effect, continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. We will be required to mark-to-market our potential obligations under the currency hedge and post cash collateral, which may cause us to experience additional quarterly volatility in our operating results and cash flows as a result. Additionally, we may be required to pay significant premiums or a termination fee under the foreign currency hedge agreement entered into by us in connection with the issuance of the PhaRMA Notes. As of June 30, 2013, we have realized a foreign currency hedge gain of approximately $3.1 million and posted cash collateral of approximately $2.4 million.

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

We and our partners are performing research on or developing products for the treatment of several disorders including influenza, gout, HAE, and recurrent/refractory peripheral t-cell lymphoma, as well as broad spectrum antivirals which may be developed as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai Co. Ltd.’s TARGRETIN ® for CTCL and the current neuraminidase inhibitors marketed by GSK and Roche for influenza and CINRYZE for HAE marketed by ViroPharma Incorporated. With respect to the neuraminidase inhibitors, these companies may develop i.v. formulations that could compete with peramivir. Further, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP, influenza, HAE, and in other therapeutic areas where we have discovery efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

Our success will depend in part on our ability and the abilities of our partners to obtain, protect and enforce viable intellectual property rights including but not limited to trade name, trademark and patent protection for our Company and its products, methods, processes and other technologies we may license or develop, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties both domestically and abroad. The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the United States Patent and Trademark Office (“USPTO”), the Patent Cooperation Treaty offices, nor the courts of the U.S. and other jurisdictions have consistent policies nor predictable rulings regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology and pharmaceutical patents. Further, we may not have worldwide patent protection for all of our product candidates and our intellectual property rights may not be legally protected or enforceable in all countries throughout the world. In some jurisdictions, some of our product candidates in certain programs, including our HAE program, may have short or no composition of matter patent life and we may therefore rely on orphan drug exclusivity or data exclusivity. There can be no guarantee that we will obtain orphan drug exclusivity or data exclusivity in every jurisdiction. Further, in some jurisdictions, we may rely on formulation patents or method of use patents. Both the availability to achieve issuance and enforcement of formulations and method of use patents can be highly uncertain and vary from jurisdiction to jurisdiction and such patents may therefore not adequately prevent competitors and potential infringers in some jurisdictions. The validity, scope, enforceability and commercial value of these rights protected by such patents, therefore, is highly uncertain.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2013, the 52-week range of the market price of our stock was from $1.08 to $4.95 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of July 31, 2013, there were 54,236,706 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

On June 28, 2011, we filed with the SEC a shelf registration statement on Form S-3. This shelf registration statement has been declared effective and allows us to sell up to $70 million of securities, including common stock, preferred stock, depository shares, stock purchase contracts and warrants, from time to time at prices and on terms to be determined at the time of sale. As of June 30, 2013, we have issued approximately $24.9 million of common stock under this shelf registration utilizing an ATM facility. In addition, we issued 4,600,000 shares of common stock under this shelf registration on August 6, 2013 in association with a public offering of our common stock.

As of July 31, 2013, there were 8,484,478 stock options and shares of restricted stock outstanding and 1,795,363 shares available for issuance under our Amended and Restated Stock Incentive Plan and 127,798 shares available for issuance under our Employee Stock Purchase Plan and we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options and restricted stock and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Our research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and some waste products. Accidental contamination or injury from these materials could occur. In the event of an accident, we could be liable for any damages that result and any liabilities could exceed our resources. Compliance with environmental laws and regulations or a violation of such environmental laws and regulations could require us to incur substantial unexpected costs, which would materially and adversely affect our results of operations.

Item 6. Exhibits

See the Exhibit Index attached to this quarterly report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 2013.

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

10.1

Amendment #14 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated June 4, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2013.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and six months ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

( )	Filed herewith.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.