Form 10-Q
period 2013-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2013-11-08
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of October 31, 2013 was 59,091,393.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2013 and December 31, 2012

(In thousands, except per share data)

	2013 (Unaudited)	2012 (Note 1)
Assets
Cash and cash equivalents	$26,050	$20,891
Restricted cash	150	308
Investments	16,541	14,708
Receivables	2,369	4,562
Prepaid expenses and other current assets	1,656	1,097
Deferred collaboration expense	73	412

Total current assets	46,839	41,978
Investments	680	1,151
Furniture and equipment, net	359	583
Deferred collaboration expense	252	5,033
Other assets	5,075	8,694

Total assets	$53,205	$57,439

Liabilities and Stockholders’ Equity
Accounts payable	$1,241	$3,974
Accrued expenses	7,668	9,860
Interest payable	2,734	1,998
Deferred collaboration revenue	1,539	1,392

Total current liabilities	13,182	17,224
Deferred collaboration revenue	5,032	5,920
Foreign currency derivative	1,581	4,749
Non-recourse notes payable	30,000	30,000
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized— 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 95,000; shares issued and outstanding — 59,091 in 2013 and 50,893 in 2012	591	509
Additional paid-in capital	420,097	391,611
Accumulated other comprehensive income	2	27
Accumulated deficit	(417,280)	(392,601)

Total stockholders’ equity (deficit)	3,410	(454)

Total liabilities and stockholders’ equity	$53,205	$57,439

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Periods Ended September 30, 2013 and 2012

(In thousands, except per share data-Unaudited)

	Three Months		Nine Months
	2013	2012	2013	2012
Revenues
Royalty revenue	$8	$2,848	$2,042	$2,848
Collaborative and other research and development	2,381	2,913	4,722	19,344

Total revenues	2,389	5,761	6,764	22,192
Expenses
Research and development	7,977	12,072	27,116	40,374
General and administrative	1,337	1,591	3,950	4,897
Royalty	—	114	81	114

Total operating expenses	9,314	13,777	31,147	45,385

Loss from operations	(6,925)	(8,016)	(24,383)	(23,193)
Interest and other income	18	54	72	182
Interest expense	(1,191)	(1,166)	(3,536)	(3,486)
Gain (loss) on foreign currency derivative	97	(572)	3,168	(1,531)

Net loss	$(8,001)	$(9,700)	$(24,679)	$(28,028)

Basic and diluted net loss per common share	$(0.14)	$(0.19)	$(0.46)	$(0.57)
Weighted average shares outstanding	57,124	50,661	53,910	49,001

Unrealized loss on investments	(4)	—	(25)	—

Comprehensive loss	$(8,005)	$(9,700)	$(24,704)	$(28,028)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2013 and 2012

(In thousands-Unaudited)

	2013	2012
Operating activities
Net loss	$(24,679)	$(28,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247	461
Gain on disposal of furniture and equipment	(47)	—
Stock-based compensation expense	3,479	3,345
Amortization of debt issuance costs	329	329
Change in fair value of foreign currency derivative	(3,168)	1,531
Changes in operating assets and liabilities:
Receivables	2,193	2,063
Prepaid expenses and other assets	(559)	(393)
Deferred collaboration expense	5,120	2,200
Accounts payable and accrued expenses	(4,925)	(3,779)
Interest payable	736	(472)
Interest reserve	—	1,742
Deferred collaboration revenue	(741)	(9,366)

Net cash used in operating activities	(22,015)	(30,367)
Investing activities
Acquisitions of furniture and equipment	(26)	(115)
Proceeds from sale of furniture and equipment	50	—
Change in restricted cash	158	325
Purchases of investments	(15,232)	(14,487)
Sales and maturities of investments	13,845	35,515

Net cash (used in) provided by investing activities	(1,205)	21,238
Financing activities
Sale of common stock, net	23,648	17,811
Exercise of stock options	1,317	522
Employee stock purchase plan sales	124	321
Receipt (payment) of foreign currency derivative collateral	3,290	(2,010)

Net cash provided by financing activities	28,379	16,644
Increase in cash and cash equivalents	5,159	7,515
Cash and cash equivalents at beginning of period	20,891	16,444

Cash and cash equivalents at end of period	$26,050	$23,959

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

In the fourth quarter of 2012, the Company implemented a restructuring plan to significantly reduce its cost structure. Based on its current operating plans, the Company expects that it has sufficient liquidity, with its existing cash and investments of $43,421, to continue its planned operations through 2014. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations substantially beyond 2014 it will need to: (1) successfully secure or increase U.S. Government funding of its programs; (2) out-license rights to certain of its product candidates, pursuant to which the Company would receive cash milestone payments; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

Restricted Cash

Restricted cash as of September 30, 2013 includes $150 the Company is required to maintain in an interest bearing money market account to serve as collateral for a corporate credit card program.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At September 30, 2013, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs.

	September 30, 2013
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate debt securities	$9,075	$62	$2	$(2)	$9,137
Commercial paper	7,330	—	1	—	7,331
Municipal obligations	750	3	—	—	753

Total investments	$17,155	$65	$3	$(2)	$17,221

	December 31, 2012
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities	$999	$2	$2	$—	$1,003
Obligations of U.S. Government and its agencies	3,505	6	2	—	3,513
Corporate debt securities	4,035	22	6	—	4,063
Commercial paper	1,695	—	1	—	1,696
Municipal obligations	5,541	27	16	—	5,584

Total investments	$15,775	$57	$27	$—	$15,859

The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2013.

Maturing in one year or less	$16,541
Maturing after one year through two years	680

Total investments	$17,221

Receivables from Collaborations

Receivables are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services and the National Institute of Allergy and Infectious Diseases (“NIAID”) or royalty receivables from Shionogi & Co., Ltd. (“Shionogi”). These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At September 30, 2013 and December 31, 2012, the Company had the following receivables.

	September 30, 2013
	Billed	Unbilled	Total

U.S. Department of Health and Human Services	$544	$1,803	$2,347
National Institute of Allergy and Infectious Diseases	—	22	22

Total receivables	$544	$1,825	$2,369

	December 31, 2012
	Billed	Unbilled	Total

U.S. Department of Health and Human Services	$150	$3,888	$4,038
Shionogi & Co. Ltd.	524	—	524

Total receivables	$674	$3,888	$4,562

Monthly invoices are submitted to the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (“BARDA/HHS”) and NIAID related to reimbursable research and development costs. The Company is also entitled to monthly reimbursement of indirect costs based on rates stipulated in the underlying contracts. The Company’s calculations of its indirect cost rates are subject to audit by the federal government.

Patents and Licenses

The Company seeks patent protection on all internally developed processes and products. All patent related costs are expensed to research and development expenses when incurred as recoverability of such expenditures is uncertain.

Accrued Expenses

The Company enters into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when the Company determines an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with its applicable personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments, if necessary. Examples of estimated accrued expenses include:

•	fees paid to Clinical Research Organization (“CROs”) in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of our raw materials, drug substance and drug products; and

•	professional fees.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Accrued expenses as of September 30, 2013 and December 31, 2012 included $2,846 and $6,573, respectively, of research and development costs.

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

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on investments available-for-sale and is disclosed as a separate component of stockholders’ equity. No reclassifications out of accumulated other comprehensive (loss) income were recorded during the three months and nine months ended September 30, 2013 and 2012.

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

Collaborative and Other Research and Development Arrangements and Royalties

Revenue from license fees, royalty payments, event payments, and research and development fees is recognized as revenue when the earnings process is complete and the Company has no further continuing performance obligations or the Company has completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized over an estimated period determined by management based on the terms of the agreement and the products licensed. In the event a license agreement contains multiple deliverables, the Company evaluates whether the deliverables are separate or combined units of accounting. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.

Under certain of our license agreements, the Company receives royalty payments based upon our licensees’ net sales of covered products. The Company recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured.

Royalty revenue paid by Shionogi on their product sales is subject to returns. Prior to the third quarter of 2012, the Company did not have sufficient historical experience to reasonably estimate product returns and therefore could not reasonably record the underlying revenue. During the third quarter of 2012, and after the completion of the 2011/2012 flu season in Japan, the Company obtained sufficient historical information to reasonably estimate product returns and recognized royalty revenue of $2,848, net of an allowance for estimated returns. During the nine months of 2013, the Company recognized royalty revenue of $2,042.

Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable. Any event payments received prior to satisfying these criteria are recorded as deferred revenue. Under the Company’s contracts with BARDA/HHS and NIAID, revenue is recognized as reimbursable direct and indirect costs are incurred.

Product Sales

Sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price was fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates.

The Company recorded the following revenues for the three and nine months ended September 30, 2013 and 2012:

	Three Months		Nine Months
	2013	2012	2013	2012
Royalty revenue	$8	$2,848	$2,042	$2,848
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	2,063	2,618	3,812	10,690
National Institute of Allergy and Infectious Diseases	22	—	22	—
Shionogi (Japan)	296	295	888	888
Mundipharma (United Kingdom)	—	—	—	7,766

Total revenues	$2,389	$5,761	$6,764	$22,192

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended September 30, 2013 and 2012 was $1,191 and $1,166, respectively, and $3,536 and $3,486 for the nine months ended September 30, 2013 and 2012, respectively, and relates to the issuance of the PhaRMA Notes (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other non-current assets on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $110 for each of the three months ended September 30, 2013 and 2012, and $329 for each of the nine months ended September 30, 2013 and 2012.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement (defined in Note 4) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark-to-market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in a gain of $97 and a loss of $572 for the three months ended September 30, 2013 and 2012, respectively, and a gain of $3,168 and a loss of $1,531 for the nine months ended September 30, 2013 and 2012, respectively. Mark-to-market adjustments are determined by a third party pricing model which uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on thresholds defined in the Currency Hedge Agreement. As of September 30, 2013 and December 31, 2012, $1,890 and $5,180 of hedge collateral was posted under the agreement, respectively.

Restructuring Activities

During the fourth quarter of 2012, the Company announced a corporate restructuring plan to significantly reduce its cost structure in response to setbacks in several of its development programs. In connection with this plan, the Company recognized restructuring costs of $1,759, consisting of one-time termination benefits and charges related to vacant office space.

The following table sets forth activity in the restructuring liability for the nine months ended September 30, 2013.

	Employee separation costs	Facilities related charges	Total
Balance at December 31, 2012	$1,604	$97	$1,701
Accruals	—	(34)	(34)
Payments	(1,509)	—	(1,509)

Balance at September 30, 2013	$95	$63	$158

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended September 30, 2013 and 2012 does not include 2,783 and 1,207, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2013 and 2012 does not include 1,731 and 1,158, respectively, of such potential common shares, as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Concentration of Market Risk

A significant source of revenue for the Company is reimbursement of peramivir development expenses, which is earned under the cost-plus-fixed-fee contract with BARDA/HHS. The Company relies on BARDA/HHS to reimburse substantially all of the development costs for its peramivir program. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues; however, this revenue has been decreasing recently due to a reduction in development activity. The completion or termination of this program/collaboration could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. Another significant source of revenue is royalty revenue from the net sales of RAPIACTA®. The underlying cash flow from these royalty payments goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA®. The Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

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

Note 2 — Stock-Based Compensation

As of September 30, 2013, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”), both of which were amended and restated in March 2012 and approved by the Company’s stockholders in May 2012. Stock-based compensation expense of $3,479 ($3,404 of expense related to the Incentive Plan and $75 of expense related to the ESPP) was recognized during the first nine months of 2013, while $3,345 ($3,233 of expense related to the Incentive Plan and $112 of expense related to the ESPP) was recognized during the first nine months of 2012.

There was approximately $6,383 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock awards granted by the Company as of September 30, 2013. That cost is expected to be recognized as follows: $1,819 during the remainder of 2013, $2,561 in 2014, $1,398 in 2015, $533 in 2016 and $72 in 2017.

Stock Incentive Plan

The Company grants stock option awards and restricted stock awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Prior to March 1, 2011, stock option awards granted to employees generally vest

25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. Commencing March 1, 2011, stock option awards granted to employees generally vest 25% each year until fully vested after four years. In January 2013, the Company made retention grants of stock option awards and restricted stock. These awards vest 50% each year until fully vested after two years. In August 2013, the Company issued 1,032 performance-based stock options. These awards vest upon successful completion of specific development milestones. As of September 30, 2013 and based on the information available at that time, it is not considered probable that any of the specific development milestones will be met and, accordingly, no compensation expense has been recognized for options under this performance based grant award. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2012	2,815	8,073	$6.09
Restricted stock awards granted	(310)	—	—
Restricted stock awards cancelled	53	—	—
Stock option awards granted	(3,237)	3,237	3.02
Stock option awards exercised	—	(562)	2.37
Stock option awards cancelled	1,624	(1,624)	6.96

Balance September 30, 2013	945	9,124	$5.07

For stock option awards granted under the Incentive Plan during the first nine months of 2013 and 2012, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the nine months of 2013 and 2012 was $2.10 and $3.24, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first nine months of 2013 and 2012. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2013	2012
Expected Life in Years	5.0	5.4
Expected Volatility	85%	87%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.90%	0.86%

Employee Stock Purchase Plan

The Company has reserved a total of 975 shares of common stock to be purchased under the ESPP, of which 88 shares remain available for purchase at September 30, 2013. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning price or 85% of the ending price during each six-month purchase interval. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 89 shares during the first nine months of 2013 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

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

On July 11, 2013, BARDA/HHS released funding under the contract to enable completion of an NDA filing. The decision by BARDA/HHS was the result of an In-Process Review (“IPR”) meeting that occurred in the second quarter of 2013. Based on the results of the IPR, BARDA/HHS decided to modify the March 2013 stop-work order to support activities directly associated with the filing of an NDA and to allow no more than $12,800 of funding already obligated under the contract to be used for that purpose.

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

National Institute of Allergy and Infectious Diseases (“NIAID”). In September 2013, NIAID contracted with the Company for the development of BCX4430 as a treatment for Marburg virus disease. NIAID, part of the National Institutes of Health, made an initial award of $5,000 to BioCryst. The total funding under this contract could be up to $22,000, if all contract options are exercised by NIAID.

The goals of this contract are to file investigational new drug (“IND”) applications for intravenous (“i.v.”) and intramuscular (“i.m.”) BCX4430 for the treatment of Marburg virus disease, and to conduct an initial Phase 1 human clinical trial. The aggregate $22,000 contract and option funding supports the appropriate IND-enabling program and the initial clinical trial.

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

The Amended and Restated Agreement is a multiple element arrangement for accounting purposes, in which the Company is required to deliver to Mundipharma both the worldwide rights to forodesine in the field of oncology and the transfer of product data and know-how to permit Mundipharma to develop and commercialize forodesine (the “Knowledge Transfer”). The Company accounted for these elements as a combined unit of accounting as they do not have stand-alone value to Mundipharma. The worldwide license rights were granted to Mundipharma on November 11, 2011. The Knowledge Transfer commenced in 2011 and was completed during the first quarter of 2012. Completion of the Knowledge Transfer concluded the Company’s obligations under the Amended and Restated Agreement and resulted in the recognition of the unamortized deferred revenue and expense of $7,766 and $1,864, respectively, in the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012. Recognition of these deferred amounts resulted in a $2,337 decrease in the Company’s deferred tax assets, with an equal reduction to the valuation allowance, resulting in no impact to net deferred tax assets.

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

On June 19, 2012, the Company further amended its agreement with the Licensors whereby the Licensors changed the definition of the term “Field” to exclude certain compounds from the definition and also to include within the definition of the term “Field” the antiviral use of BCX4430. As of September 30, 2013, the Company is in the process of renegotiating the terms of this agreement.

The University of Alabama at Birmingham (“UAB”). The Company currently has agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for the Company in return for research payments and license fees. UAB has granted the Company certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with the Company. The Company has agreed to pay single digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. The Company has completed the research under the UAB agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by the Company upon three months’ notice and by UAB under certain circumstances. Upon termination, each party shall cease using the other party’s proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between the Company and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi and Green Cross agreements, or commercializes products related to these programs, the Company will owe sublicense fees or royalties on amounts it receives.

Emory University (“Emory”). In June 2000, the Company licensed intellectual property from Emory related to the hepatitis C polymerase target associated with hepatitis C viral infections. In accordance with termination provision under the license agreement, the Company provided ninety (90) days written notice of termination in April, 2013 following the termination of its antiviral development program for treatment of hepatitis C as announced in January 2013. The license agreement was terminated on July 28, 2013.

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

In September 2013, Royalty Sub paid $1,844 of interest on the PhaRMA Notes from royalty payments received from RAPIACTA® sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of approximately $2,356 associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes Indenture, if the amount available for payment on any Payment Date is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2013, the Company began accruing interest at 14% per annum on the interest shortfall of $2,356. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 did not constitute an event of default under the PhaRMA Notes unless the shortfall, plus interest thereon, is not satisfied on the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2014.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of September 30, 2013, the aggregate fair value of the PhaRMA Notes approximate the carrying value of $30,000 since the stated rate and terms are representative of current rates and terms available to the Company. The fair value was determined by a quoted price in a not actively traded market representing Level 2 in the fair value hierarchy as defined by U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in a gain of $97 and a loss of $572 for the three months ended September 30, 2013 and 2012, respectively, and a gain of $3,168 and a loss of $1,531 for the nine months ended September 30, 2013 and 2012, respectively. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of September 30, 2013, $1,890 was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations the Company has in connection with the PhaRMA Notes, the Company has the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $1,950 termination fee. If the Company terminates the hedge agreement with respect to currency hedges for 2016 through 2020, the maximum obligation under the currency hedge is $5,850, including the $1,950 termination fee.

Note 5 — Stockholders’ Equity

In June 2011, the Company entered into an At Market Issuance Sales Agreement (the “ATM”) with McNicoll, Lewis & Valak (“MLV”) pursuant to which the Company may issue and sell $70,000 in shares of its common stock at current market prices under a Form S-3 registration statement with MLV acting as the sales agent. Subject to the terms and conditions of the ATM, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instruction, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay MLV an aggregate commission rate of 2% of the gross proceeds of the sales price per share of any common stock sold under the ATM. On June 28, 2011, the Company filed a Registration Statement on Form S-3, which became effective on July 13, 2011, for the issuance and sale of up to $70,000 of equity or other securities. During the nine months ended September 30, 2013, the Company sold an aggregate of 2,883 shares of common stock at an average per share price of $1.85 pursuant to the Agreement for net proceeds of $5,218.

On August 6, 2013, the Company completed a public offering of 4,600 shares of common stock at a price of $4.40 per share. Net proceeds available to the Company from the offering, after deducting costs, were approximately $18,500.

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

Our revenues are difficult to predict and depend on numerous factors, including the prevalence and severity of influenza in regions for which peramivir has received regulatory approval, seasonality of influenza, ongoing discussions with government agencies regarding future peramivir and/or BCX4430 development, as well as entering into, or modifying, licensing agreements for our product candidates. Furthermore, revenues related to our collaborative development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

Our operating expenses are also difficult to predict and depend on several factors, including research and development expenses (and whether these expenses are reimbursable under government contracts), drug manufacturing, and clinical research activities, the ongoing requirements of our development programs, and the availability of capital and direction from regulatory agencies, which are difficult to predict. Management may be able to control the timing and level of research and development and general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and/or payments.

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

On April 15, 2013, we announced that we had received final meeting minutes from our Type C meeting regarding i.v peramivir with the FDA. The meeting minutes confirmed that our proposed peramivir NDA content supports a reviewable NDA submission for the indication of acute uncomplicated influenza. In addition, we have completed a pre-NDA meeting with the FDA, and in this meeting, we reached agreement with the FDA regarding all requirements for a complete NDA submission.

On July 11, 2013, we announced that BARDA/HHS released funding of up to $12.8 million under the current $234.8 million contract to fund predominantly all activities necessary to file a New Drug Application (“NDA”) for intravenous peramivir. The decision by BARDA/HHS was a result of an In-Process Review (“IPR”) meeting that occurred in the second quarter of 2013. Based on the results of the IPR, BARDA/HHS decided to modify the March 2013 stop-work order to support activities directly associated with the filing of an NDA. In light of this funding decision, substantially all activities to file the peramivir NDA will be covered by this funding; however, we do expect to incur some modest unreimbursed costs in 2013 for the peramivir program.

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

In late October 2013, we initiated participant screening in a proof of concept Phase 2a clinical trial in patients with HAE (entitled “OPuS-1”). This trial will test 400 mg of BCX4161 administered three times daily for 28 days in a randomized, placebo-controlled, two-period cross-over design. Approximately 25 HAE patients who have a high frequency of attacks (more than one per week) will be enrolled. The main goals for this clinical trial are to evaluate the safety and tolerability of BCX4161 and to estimate the degree of efficacy in reducing the frequency of attacks. This study is designed to provide proof of concept for oral kallikrein inhibition as a treatment strategy for HAE. On July 31, 2013, we were notified by the FDA that it had removed the clinical hold placed on BCX4161. This notification provides us the ability to initiate BCX4161 clinical trials in the United States and/or include U.S. clinical sites in our BCX4161 clinical trials. To date, our BCX4161 clinical trials have not been conducted in the U.S.

In addition, we are finalizing our nonclinical evaluation of a number of potent and specific second generation oral kallikrein inhibitors with oral bioavailability between 20% and 60%. One or more compounds are expected to enter preclinical development before the end of 2013.

BCX4430

In September 2013, the National Institute of Allergy and Infectious Diseases (“NIAID”) contracted with BioCryst for the development of BCX4430 as a treatment for Marburg virus disease. NIAID, part of the National Institutes of Health, made an initial award of $5.0 million to BioCryst. The total funding under the contract could be up to $22.0 million, if all contract options are exercised by NIAID. The goals of this contract are to file investigational new drug (“IND”) applications for intravenous (“i.v.”) and intramuscular (“i.m.”) BCX4430 for the treatment of Marburg virus disease, and to conduct an initial Phase 1 human clinical trial. The aggregate $22.0 million contract and option funding supports the appropriate IND-enabling program and the initial clinical trial.

On November 12, 2012, we announced proof-of-principle data at the 2nd Antivirals Congress in Cambridge demonstrating that BCX4430 is efficacious and well-tolerated in a preclinical disease model for evaluating efficacy against yellow fever virus infection.

The objective of our broad spectrum antiviral (“BSAV”) program is to develop a broad-spectrum therapeutic for viruses that pose a threat to national health and security. We are continuing our collaboration with U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) regarding filoviruses, while seeking additional U.S. Government funding for the further development of BCX4430. The primary focus of the program is treatment of hemorrhagic fever viruses, such as Marburg virus and Ebola virus. BCX4430 is the lead compound in our BSAV research program.

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

In July 2012, we announced favorable 52-week safety results and sustained efficacy from the extension phase of the randomized Phase 2b clinical trial of ulodesine added to allopurinol in patients with gout who had failed to reach the sUA therapeutic goal of <6 mg/dL on allopurinol alone, as well as positive Phase 2 safety results in patients with mild to moderate renal impairment. The approximate doubling of sUA response rates with ulodesine seen at 12 weeks was sustained through 52 weeks of treatment. After 52 weeks of treatment, ulodesine doses of 5 mg, 10 mg, and 20 mg/day showed response rates of 45%, 47% and 64%, respectively, compared to 19% for placebo. With the results of the 203 clinical trial, we have now concluded Phase 2 testing and are ready for Phase 3 development. We intend to out-license ulodesine on a worldwide basis prior to initiating Phase 3 development. Due to the cost of Phase 3 development and commercialization, we do not plan to initiate Phase 3 development without a partner. We cannot predict if, or when, we will be successful with an outlicensing transaction.

Forodesine

Discovered by BioCryst, forodesine is a PNP inhibitor in development by Mundipharma as a treatment for cancer under a world-wide license agreement. In January 2013, Mundipharma’s Japanese subsidiary, Mundipharma K.K., initiated enrollment in a phase 1/2 clinical trial of forodesine in recurrent/refractory peripheral t-cell lymphoma patients. The objective of the Phase 1 portion is to confirm safety and tolerability in recurrent/refractory peripheral T-cell lymphoma patients during repeated oral administration of forodesine 300 mg twice daily for 28 days, to evaluate pharmacokinetics, and to determine the recommended dose for Phase 2. The goal of the Phase 2 portion is to evaluate the efficacy, safety, and pharmacokinetics of the recommended dosage regimen determined in the Phase 1 portion. The primary efficacy endpoint shall be objective response rate (“ORR”) based on evaluation by an image assessment committee.

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

Results of Operations (three months ended September 30, 2013 compared to the three months ended September 30, 2012)

For the three months ended September 30, 2013, total revenues decreased to $2.4 million compared to $5.8 million for the three months ended September 30, 2012. This decrease resulted primarily from the recognition of $2.8 million of previously deferred RAPIACTA® royalty revenue in the third quarter of 2012 and approximately a $532,000 decline in reimbursable BARDA/HHS revenue associated with a decline in third quarter 2013 reimbursable peramivir development expenses, as compared to the third quarter of 2012. Revenues in the third quarter of 2013 included $2.1 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of i.v. peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the third quarter of 2012 included $2.8 million of royalty revenue from Shionogi sales of RAPIACTA®, $2.7 million of reimbursement of collaborative expenses from BARDA/HHS related to the continued development of i.v. peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development expenses for the third quarter of 2013 decreased to $8.0 million from $12.1 million in the same quarter of 2012. The 2013 R&D expenses, compared with 2012, reflect decreased spending on our ulodesine and BCX5191 programs, reduced R&D infrastructure costs and the conclusion of the clinical development program for peramivir and its transition to NDA preparation. This decrease was partially offset by higher development expenses for BCX4161 associated with advancing our hereditary angioedema program.

General and administrative expenses decreased to $1.3 million for the third quarter of 2013 compared to $1.6 million in the same quarter of 2012. The decrease of $0.3 million is due primarily to the December 2012 corporate restructuring that reduced BioCryst’s cost structure and operations.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction was $1.2 million for the third quarter of 2013 and 2012. In addition, a mark-to-market gain of $0.1 million was recognized in the third quarter of 2013 related to our foreign currency hedge, established in conjunction with the royalty monetization, as compared to a mark-to-market loss of $0.6 million in the same quarter in 2012. These gains/losses result from periodic changes in the U.S. dollar/Japanese yen exchange rate and the related mark-to-market valuation of our underlying hedge arrangement.

Results of Operations (nine months ended September 30, 2013 compared to the nine months ended September 30, 2012)

For the nine months ended September 30, 2013, total revenues decreased to $6.8 million compared to $22.2 million for the nine months ended September 30, 2012. The decrease was primarily due to the recognition of $7.8 million of previously deferred forodesine-related revenue during the first quarter of 2012, as well as a $6.9 million decrease in BARDA/HHS revenue due to a decline in reimbursable peramivir expenses as compared to the first nine months of 2012. Revenues in the first nine months of 2013 included $2.0 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $3.8 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of i.v. peramivir and $0.9 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the first nine months of 2012 included the recognition of $7.8 million of previously deferred revenue associated with the Amended and Restated License and Development Agreement with Mundipharma, $2.8 million of royalty revenue from Shionogi sales of RAPIACTA®, $10.7 million of reimbursement of collaborative expenses from BARDA/HHS related to the continued development of i.v. peramivir and $0.9 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development (“R&D”) expenses decreased to $27.1 million for the nine months of 2013 from $40.4 million in the same nine months of the prior year. Lower 2013 development expenses were associated with spending decreases in the BCX5191 and peramivir programs as well as reduced R&D infrastructure costs, which were partially offset by higher BCX4161 costs. In addition, approximately $1.9 million of this decrease resulted from the recognition in the 2012 period of previously deferred expenses associated with the Amended and Restated License and Development Agreement with Mundipharma which was not repeated in the 2013 period.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
R&D expenses by program:
BCX4161	$4,312	$2,306	$10,549	$6,593
Peramivir	2,187	2,373	4,479	10,001
BCX4430	623	286	3,173	946
Ulodesine	213	2,698	5,844	8,175
BCX5191	—	2,590	532	6,857
Forodesine	—	—	22	2,176
Other research, preclinical and development costs	642	1,819	2,517	5,626

Total R&D expenses	$7,977	$12,072	$27,116	$40,374

General and administrative expenses decreased to $4.0 million for the first nine months of 2013 compared to $4.9 million in the same period of the prior year. The decrease of $0.9 million is primarily due to the December 2012 restructuring that reduced BioCryst’s cost structure and operations.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction was $3.5 million for the first nine months of both 2013 and 2012. In addition, a mark-to-market gain of $3.2 million was recognized in the first nine months of 2013 related to our foreign currency hedge, established in conjunction with the royalty monetization, compared to a mark-to-market loss of $1.5 million in the same quarter in 2012, resulting from changes in the U.S. dollar/Japanese yen exchange rate. These gains/losses result from periodic changes in the U.S. dollar/Japanese yen exchange rate and the related mark-to-market valuation of our underlying hedge arrangement.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2013 operating expenses to exceed our 2013 revenue. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including government contracts; and to a lesser extent, the PhaRMA Notes financing. In addition, we have funded our operations and specific development programs through government contracts. Currently, we have $234.8 million of funding through December 2013 under a BARDA/HHS contract for the development of peramivir and $5.0 million of committed funding under a $22.0 million contract with NIAID for the development of BCX4430. Our BARDA/HHS contract is subject to a March 2013 stop-work order, which was modified in July 2013 to support activities directly associated with a peramivir NDA filing and to allow up to $12.8 million of funding under the contract to be used for that purpose. However, the level of activity on the peramivir program has decreased as compared to previous quarters and fiscal years, and as a result, revenue associated with reimbursement of peramivir development expenses has become a smaller component of our total revenue and therefore has contributed less to our operating cash flows. On March 9, 2011, we completed a $30.0 million non-recourse debt financing transaction designed to monetize certain future royalty and milestone payments under our license agreement with Shionogi. We received net proceeds from this transaction of approximately $22.7 million. Other sources of funding have included the following:

•	other collaborative and other research and development agreements;

•	government grants;

•	equipment lease financing;

•	facility leases;

•	research grants; and

•	interest income.

As of September 30, 2013, we had net working capital of $33.7 million, an increase of approximately $8.9 million from $24.8 million at December 31, 2012. The increase in working capital was principally due to our normal operating expenses associated with the development of our product candidates, which offset approximately $18.5 million in net proceeds derived from the sale of 4.6 million shares of common stock through our August 2013 public offering, $5.2 million in net proceeds derived from the sale of approximately 2.9 million shares of common stock through our At-the-Market (“ATM”) financing facility and $3.3 million in cash collateral collected under our foreign currency hedge associated with changes in exchange rates. Our principal sources of liquidity at September 30, 2013 were approximately $26.2 million in cash and cash equivalents; approximately $17.2 million in investments considered available-for-sale; and approximately $2.4 million in BARDA/HHS and NIAID receivables. As of September 30, 2013, we have sold an aggregate amount of 7.8 million shares of common stock at an average price of $3.18 pursuant to the ATM for net proceeds of $24.2 million. There were no sales of common stock under our ATM arrangement in the third quarter of 2013.

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

We plan to finance our needs principally from the following:

•	payments under our contract with BARDA/HHS, NIAID and from other U.S. Government entities;

•	our existing capital resources and interest earned on that capital;

•	payments under collaborative and licensing agreements with corporate partners; and

•	lease or loan financing and future public or private equity financing.

As our clinical programs continue to progress and patient enrollment increases, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements and additional personnel resources and testing required for the continuing development of our product candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and cash burn rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our product candidates, the amount and timing of funding we receive from BARDA/HHS for peramivir and NIAID for BCX4430, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our product candidates, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates and the progression of our other programs.

With the funds available at September 30, 2013, future amounts that are expected to be received from BARDA/HHS and NIAID, and our other financing sources, we believe these resources will be sufficient to fund our operations through 2014. However, this is a forward looking statement, and there may be changes that would consume available resources significantly before such time.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	our ability to perform under the contracts with BARDA/HHS and NIAID and receive reimbursement;

•	the progress, number of programs and magnitude of our research, drug discovery and development activities;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish new and additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain product candidates or a decision to build or expand internal development and commercial capabilities;

•	our, or our partners’, ability to obtain regulatory approval of our product candidates;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and evaluate product candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our product candidates to support our preclinical research and clinical trials;

•	changes in personnel and related costs to support the development of our product candidates;

•	the scope of manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time we deem market conditions to be favorable. Additional funding, whether through additional sales of equity or debt securities or collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and from the BARDA/HHS and NIAID contracts specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale-back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates as well as rate of reimbursement by BARDA/HHS of our peramivir expenses and NIAID of our BCX4403 expenses. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; and the level of required administrative support for our daily operations.

Financial Outlook for 2013

Based upon our strategic and development operations, we expect 2013 operating cash usage to be in the range of $22 to $26 million, and expect our total 2013 operating expenses to be in the range of $45 to $55 million. Our operating cash forecast remains unchanged from the guidance originally provided in February 2013. Our operating expense range increased from our February guidance range of $25 to $35 million based upon the incremental operating expenses associated with the pending peramivir NDA filing and the write-off of deferred collaboration costs associated with our PNP agreement. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, sale of stock in the marketplace, and any other non-routine cash outflows or inflows, such as restructuring and transaction costs. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the “Risk Factors” section located elsewhere in this report.

Off-Balance Sheet Arrangements

As of September 30, 2013, we are not involved in any unconsolidated entities or off-balance sheet arrangements.

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

Collaborative and Other Research and Development Arrangements and Royalties

Revenue from license fees, royalty payments, event payments, and research and development fees is recognized as revenue when the earnings process is complete and we have no further continuing performance obligations or we have completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized over an estimated period determined by management based on the terms of the agreement and the products licensed. In the event a license agreement contains multiple deliverables, we evaluate whether the deliverables are separate or combined units of accounting. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.

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

Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses. Event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable. Any event payments received prior to satisfying these criteria are recorded as deferred revenue. Under our contracts with BARDA/HHS and NIAID, revenue is recognized as reimbursable direct and indirect costs are incurred.

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

At September 30, 2013, we had deferred collaboration expenses of approximately $0.3 million. These deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners. These deferred expenses would not have been incurred without receipt of such payments or modifications from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark-to-market adjustments will be recognized in our Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments for the nine months ended September 30, 2013 resulted in a $3.2 million gain. Mark-to-market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by U.S. GAAP Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds and $1.9 million was posted under the agreement as of September 30, 2013.

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

•

the potential funding from our contract with BARDA/HHS for the development and support of the NDA filing for peramivir and the potential funding from our contract with NIAID for the development of BCX4430;

•	the NDA filing or FDA approval of peramivir;

•	the potential for a stockpiling order or profit from any order for peramivir;

•	the potential use of peramivir as a treatment for H1N1, H5N1 and H7N9 or other strains of influenza;

•

the further preclinical or clinical development and commercialization of our product candidates, including our HAE program, peramivir, BCX4430, forodesine, ulodesine and other PNP inhibitor development programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our drug candidates;

•	plans, programs, progress and potential success of our collaborations, including Mundipharma for forodesine and Shionogi and Green Cross for peramivir in their territories;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements and our needs for additional financing, including our financial outlook for the remainder of 2013;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to raise additional capital to fund our operations

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Clinical trials are lengthy and expensive. We or our partners incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrollment. Lack of adequate drug supply or delays in patient enrollment, including in our planned trials for HAE, can result in increased costs and longer development times. Even if we or our partners successfully complete clinical trials for our product candidates, we or our partners might not file the required regulatory submissions in a timely manner and may not receive regulatory approval for the product candidate, including with respect to our planned NDA filing for peramivir.

Our clinical trials may not adequately show that our drugs are safe or effective.

Progression of our drug products through the clinical development process is dependent upon our trials indicating our drugs have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the trial protocols. Failure to achieve either of these in any of our programs, including BCX4161, could result in delays in our trials or require the performance of additional unplanned trials. This could result in delays in the development of our product candidates and could result in significant unexpected costs or the termination of programs.

If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations under our license agreements, our licensors may terminate our agreements with them and seek additional remedies.

If we are unable or fail to meet payment obligations, performance milestones relating to the timing of regulatory filings, or development and commercial diligence obligations, are unable or fail to make milestone payments or material data use payments in accordance with applicable provisions, or fail to pay the minimum annual payments under our respective licenses, our licensors may terminate the applicable license or seek other available remedies. As a result, our development of the respective product candidate or commercialization of the product would cease.

If we fail to obtain additional financing or acceptable partnership arrangements, we may be unable to complete the development and commercialization of our product candidates or continue operations.

As our programs advance, our costs are likely to increase. Our current and planned clinical trials plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our product candidates will consume significant capital resources. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to raise additional capital; the development progress of our collaborative agreements for our product candidates; the amount of funding we receive from BARDA/HHS for peramivir; the amount of funding or assistance we receive from the National Institute of Allergy and Infectious Diseases (“NIAID”) or other government agencies for BCX4430 or from other new partnerships with third parties for the development of our product candidates including ulodesine or BCX4161; the amount or profitability of any orders for peramivir or BCX4430 by any government agency or other party; the progress and results of our current and proposed clinical trials for our most advanced drug product candidates, including BCX4161; the progress made in the manufacturing of our lead products and the progression of our other programs. We expect that we will be required to enter into one or more acceptable partnership arrangements in order to complete the development of ulodesine for the treatment of gout. The inability to enter into sufficient acceptable partnership arrangements may require us to terminate the development of ulodesine.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and from any BARDA/HHS or NIAID contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including the planned NDA filing for peramivir, the Phase 2a clinical trial of BCX4161, progress of our second generation HAE compounds, and funding for and continued successful development of BCX4430. In addition, constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash, which if severe and sustained could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

If BARDA/HHS were to eliminate, reduce or delay funding from our contract, this would have a significant negative impact on our revenues, cash flows and the development of peramivir.

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

Our government contracts with BARDA/HHS and NIAID have special contracting requirements, which create additional risks of reduction or loss of funding.

We have entered into a contract with BARDA/HHS for the advanced development of our neuraminidase inhibitor, peramivir. We have also entered into a contract with NIAID for the development of BCX4430 as a treatment for Marburg virus disease.

In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or if we are found to be in violation could result in contract termination. U.S. Government contracts typically contain extraordinary provisions that would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e., federal acquisition regulation clauses), and the ability to terminate without cause. In addition, U.S. Government contracts are subject to an in-process review, where the U.S. Government will review the project and will consider its options under the contract. As such, we may be at a disadvantage as compared to other commercial contracts.

U.S. Government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, each of which subjects us to additional risks. These risks include the ability of the U.S. Government to unilaterally:

•	terminate or reduce the scope of our contract; and

•	audit and object to our contract-related costs and fees, including allocated indirect costs.

The U.S. Government may terminate its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries. In the event of termination, the U.S. Government may dispute wind down and termination costs and may question prior expenses under the contract and deny payment of those expenses. Should we choose to challenge the U.S. Government for denying certain payments under the contract, such a challenge could subject us to substantial additional expenses which we may or may not recover. Further, if the U.S. Government terminates its contract with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, significant negative impact on our cash flows and operations could result.

As a U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Audits conducted by the U.S. Government for the BARDA/HHS contract have been performed and concluded through fiscal 2009; all subsequent fiscal years are still open and auditable. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contract prospectively. In addition, in the event BARDA/HHS or NIAID determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, BARDA/HHS or NIAID would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. Government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.

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

•	we may fail to employ a comprehensive and effective intellectual property strategy which could result in decreased commercial value of our Company and our products;

•	we may fail to employ a comprehensive and effective regulatory strategy which could result in a delay or failure in commercialization of our products;

•	our ability to successfully commercialize our products is affected by the competitive landscape, which cannot be fully known at this time;

•	reimbursement is constantly changing which could greatly affect usage of our products; and

•	any future revenue from product sales would depend on our ability to successfully complete clinical studies, obtain regulatory approvals, and manufacture, market and commercialize any approved drugs.

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

There is no assurance that the non-U.S. partnerships that we have entered into for peramivir will result in any order for peramivir in those countries. There is no assurance that peramivir will be approved for emergency use or will achieve market approval in additional countries. In the event that any emergency use is granted, there is no assurance that any order by any non-U.S. partnership will be substantial or will be profitable to us. The sale of peramivir, emergency use or other use of peramivir in any country, may create certain liabilities for us.

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

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon third-party manufacturers to manufacture the materials required for our product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including but not limited to problems involving:

•	inconsistent production yields;

•	product liability claims;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes that could strike their facilities or have an effect on infrastructure;

•	potential impurities in our drug substance or drug products that could affect availability of product for our clinical trials or future commercialization;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies, particularly associated with our pending peramivir NDA.

These contract manufacturers may not be able to manufacture the materials required for our product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third-party manufacturers have met our manufacturing requirements, but they may not continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval in accordance with the FDA’s cGMP and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

On September 3, 2013, we paid $1.8 million of interest on the PhaRMA Notes from royalty payments received from RAPIACTA® sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of $2.4 million associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes indenture, if the amount available for payment is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing on September 3, 2013, we began accruing interest at 14% per annum on the interest shortfall of $2.4 million. Under the terms of the indenture relating to the PhaRMA Notes, the inability to pay the full amount of interest payable on September 3, 2013 did not constitute an event of default under the PhaRMA Notes unless we fail to pay such unpaid interest, plus interest thereon, on or prior to the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2014. Based on sales forecasts of RAPIACTA® provided to us by Shionogi, we currently estimate sufficient royalties will be received to fund the September 3, 2013 interest shortfall prior to September 1, 2014, however, no assurances can be given that these royalties will be received and available for payment of the interest shortfall.

Shionogi’s failure to successfully market and commercialize peramivir in Japan would have a material adverse effect on Royalty Sub’s ability to service its obligations on the PhaRMA Notes.

The successful commercialization of peramivir in Japan depends on the efforts of Shionogi and is beyond the control of us or Royalty Sub. As discussed above, peramivir has only recently been introduced into the Japanese market, and there can be no assurance that peramivir will gain market acceptance in Japan. Future sales by Shionogi will depend on many factors, including the incidence and severity of seasonal influenza in Japan each year (both of which can vary very significantly from year to year), the perceived and actual efficacy and safety of peramivir, the experience of physicians and patients with peramivir, continued market acceptance, continued availability of supply, competition, sales and marketing efforts, governmental regulation and pricing and reimbursement in Japan. Shionogi is responsible for the marketing and sale of peramivir in Japan, including with respect to the pricing of peramivir in that market. There are no minimum royalties, sales levels or other performance measures required of Shionogi under the Shionogi Agreement and Shionogi could in its sole discretion reduce or cease its sale efforts of peramivir in Japan, subject to its covenant in the Shionogi Agreement to use diligent efforts to commercialize peramivir in Japan. If Shionogi is unable to, or fails to, successfully market and commercialize peramivir, it would have a material adverse effect on Royalty Sub’s ability to service its obligations under the PhaRMA Notes and our ability to benefit from our equity interest in Royalty Sub.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we may be required to pay a premium in the amount of $2.0 million in each year beginning in May 2014 and, provided the Currency Hedge Agreement remains in effect, continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. We will be required to mark-to-market our potential obligations under the currency hedge and post cash collateral, which may cause us to experience additional quarterly volatility in our operating results and cash flows as a result. Additionally, we may be required to pay significant premiums or a termination fee under the foreign currency hedge agreement entered into by us in connection with the issuance of the PhaRMA Notes. As of September 30, 2013, we have realized a foreign currency hedge gain of approximately $3.2 million and posted cash collateral of approximately $1.9 million.

If we or our partners do not obtain and maintain governmental approvals for our products under development, we or our partners will not be able to sell these potential products, which would significantly harm our business because we will receive no revenue.

We or our partners must obtain regulatory approval before marketing or selling our future drug products. If we or our partners are unable to receive regulatory approval and do not market or sell our future drug products, we will never receive any revenue from such product sales. In the United States, we or our partners must obtain FDA approval for each drug that we intend to commercialize. The process of preparing for and obtaining FDA approval may be lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation and export laws of the U.S. The FDA has not approved any of our product candidates. Because of the risks and uncertainties in biopharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If the FDA delays regulatory approval of our product candidates, our management’s credibility, our company’s value and our operating results may suffer. Even if the FDA or foreign regulatory agencies approve a product candidate, the approval may limit the indicated uses for a product candidate and/or may require post-marketing studies.

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

We and our partners are performing research on or developing products for the treatment of several disorders including influenza, gout, HAE, and recurrent/refractory peripheral t-cell lymphoma, as well as broad spectrum antivirals which may be developed as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai Co. Ltd.’s TARGRETIN ® for CTCL and the current neuraminidase inhibitors marketed by GSK and Roche for influenza and CINRYZE, for HAE, marketed by ViroPharma Incorporated. With respect to the neuraminidase inhibitors, these companies may develop i.v. formulations that could compete with peramivir. Further, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP, influenza, HAE, and in other therapeutic areas where we have discovery efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

Our success will depend in part on our ability and the abilities of our partners to obtain, protect and enforce viable intellectual property rights including but not limited to trade name, trademark and patent protection for our Company and its products, methods, processes and other technologies we may license or develop, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties both domestically and abroad. The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the United States Patent and Trademark Office (“USPTO”), the Patent Cooperation Treaty offices, nor the courts of the U.S. and other jurisdictions have consistent policies nor predictable rulings regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology and pharmaceutical patents. Further, we may not have worldwide patent protection for all of our product candidates and our intellectual property rights may not be legally protected or enforceable in all countries throughout the world. In some jurisdictions, some of our product candidates in certain programs, including our HAE program, may have short or no composition of matter patent life and we may therefore rely on orphan drug exclusivity or data exclusivity. There can be no guarantee that we will obtain orphan drug exclusivity or data exclusivity in every jurisdiction. Further, in some jurisdictions, we may rely on formulation patents or method of use patents. Both the ability to achieve issuance and enforcement of formulation and method of use patents can be highly uncertain and can vary from jurisdiction to jurisdiction and such patents may therefore not adequately prevent competitors and potential infringers in some jurisdictions. The validity, scope, enforceability and commercial value of the rights protected by such patents, therefore, is highly uncertain.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2013, the 52-week range of the market price of our stock was from $1.08 to $7.59 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of October 31, 2013, there were 59,091,393 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

On June 28, 2011, we filed with the SEC a shelf registration statement on Form S-3. This shelf registration statement has been declared effective and allows us to sell up to $70.0 million of securities, including common stock, preferred stock, depository shares, stock purchase contracts and warrants, from time to time at prices and on terms to be determined at the time of sale. As of September 30, 2013, we have issued approximately $24.9 million of common stock under this shelf registration utilizing an ATM facility. In addition, we issued 4,600,000 shares of common stock for gross proceeds of $20.2 million, under this shelf registration on August 6, 2013 in a public offering.

As of October 31, 2013, there were 9,557,570 stock options and shares of restricted stock outstanding and 958,958 shares available for issuance under our Amended and Restated Stock Incentive Plan and 87,535 shares available for issuance under our Employee Stock Purchase Plan and we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options and restricted stock and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of November, 2013.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

(10.1)*	Amendment #15 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services dated September 5, 2013.

(10.2)*	Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases dated September 12, 2013.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and nine months ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

( )	Filed herewith.
*	Confidential treatment requested.