Form 10-K
period 2013-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2014-03-10
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Title of class

None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒ .

The Registrant estimates that the aggregate market value of the Common Stock on June 30, 2013 (based upon the closing price shown on the NASDAQ Global Select Market on June 30, 2013) held by non-affiliates was $83,060,095.

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of January 31, 2014 was 59,384,525 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2014 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 under Part III hereof.

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

Our Business

We are a biotechnology company that designs, optimizes and develops novel drugs that block key enzymes involved in the pathogenesis of diseases. We focus on rare and infectious diseases in which unmet medical needs exist and that are aligned with our capabilities and expertise. We integrate the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. Structure-guided drug design is a drug discovery approach by which we design synthetic compounds from detailed structural knowledge of the active sites of enzyme targets associated with particular diseases. We use X-ray crystallography, computer modeling of molecular structures and advanced chemistry techniques to focus on the three-dimensional molecular structure and active site characteristics of the enzymes that control cellular biology. Enzymes are proteins that act as catalysts for many vital biological reactions. Our goal generally is to design a compound that will fit in the active site of an enzyme and thereby prevent its catalytic activity. Molecules in development by us and our partners are summarized in the table below:

Drug/Drug Candidate	Drug Class	Therapeutic Area(s)	Phase	Rights
Peramivir	Intravenous Neuraminidase Inhibitor	Acute uncomplicated Influenza	NDA submitted to FDA	BioCryst (worldwide, except Japan, Taiwan, Korea and Israel)

		Uncomplicated seasonal influenza	Approved (Japan)	Shionogi (Japan & Taiwan)
			Approved (Korea)	Green Cross (Korea)

BCX4161	Oral Serine Protease Inhibitor Targeting Kallikrein	Hereditary angioedema (“HAE”)	Phase 2	BioCryst (worldwide)

Two 2nd generation HAE compounds	Oral Serine Protease Inhibitors Targeting Kallikrein/intended as once-daily treatments	HAE	Preclinical	BioCryst (worldwide)

BCX4430	RNA dependent-RNA Polymerase Inhibitor	Filoviruses, including hemorrhagic fever viruses	Preclinical	BioCryst (worldwide)

Forodesine	Oral Purine Nucleoside Phosphorylase Inhibitor	Oncology	Phase 2	Mundipharma (worldwide)

Ulodesine	Oral Purine Nucleoside Phosphorylase Inhibitor	Gout	Phase 3 ready	BioCryst (worldwide)

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

Peramivir

Peramivir is a neuraminidase inhibitor for the treatment of patients with influenza. Influenza is a seasonal virus with highest infection rates generally observed in colder months. Intravenous (“i.v.”) peramivir has been approved in Japan and Korea for the treatment of patients with influenza. In these countries and in the U.S., influenza occurs primarily during the September to April timeframe.

Peramivir has been developed under a $234.8 million contract from the Biomedical Advanced Research and Development Authority within the United States Department of Health and Human Services (“BARDA/HHS”). See “Collaborations and In-License Relationships— BARDA/HHS” below for a further discussion of this development contract.

In December 2013, BioCryst submitted a New Drug Application (“NDA”) filing for i.v. peramivir to the U.S. Food & Drug Administration (“FDA”) seeking an indication as the first i.v. neuraminidase inhibitor approved in the U.S. for the treatment of acute uncomplicated influenza in adults. The peramivir NDA submission includes results in over 2,700 subjects treated with peramivir in 27 clinical trials. On February 24, 2014, the FDA notified BioCryst that its NDA filing was accepted by the FDA for review. The FDA is expected to take action on the application by December 23, 2014.

        On November 7, 2012, we announced completion of the planned interim analysis of the Phase 3 peramivir 301 clinical trial (“301 trial”). The interim analysis indicated that the difference between the peramivir and the control groups on the primary endpoint was small and the recalculated sample size was greater than the predefined futility boundary of 320 subjects. Based on this information, the independent data monitoring committee (“DMC”) recommended that the study be terminated for futility. We suspended enrollment in the 301 trial and subsequently terminated it. No unexpected adverse events were identified and the DMC expressed no concerns about the safety of peramivir. The 301 trial was a multicenter, randomized, double-blind, controlled study to evaluate the efficacy and safety of 600 mg i.v. peramivir administered once-daily for five days in addition to standard of care (“SOC”), compared to SOC alone, in adults and adolescents hospitalized due to serious influenza. Following the conclusion and review of data from the 301 trial, we scheduled and held a Type C meeting with the FDA to discuss the potential of filing an NDA. In April 2013, we received final meeting minutes from the Type C meeting. The meeting minutes confirmed that our proposed peramivir NDA content supported a reviewable NDA submission for the indication of acute uncomplicated influenza. In June 2013, we completed a pre-NDA meeting with the FDA and reached agreement with the FDA regarding all requirements for a complete NDA submission. In July 2013, BARDA/HHS released $12.8 million of funding under the peramivir development contract to fund predominantly all activities associated with filing the peramivir NDA.

In January 2010, our partner Shionogi & Co., Ltd. (“Shionogi”) received the world’s first approval for i.v. peramivir and launched it under the commercial name RAPIACTA® in Japan. It was initially approved for the treatment of adults with uncomplicated seasonal influenza, as well as those at high-risk for complications associated with influenza. In October 2010, Shionogi received approval for an additional indication to treat children and infants with influenza in Japan. In August 2010, Green Cross Corporation (“Green Cross”) received marketing and manufacturing approval from the Korean Food & Drug Administration for i.v. peramivir under the commercial name PERAMIFLU® to treat patients with influenza A & B viruses, including pandemic H1N1 and avian influenza. In addition, we have a regional collaboration for the development and commercialization of peramivir in Israel.

Peramivir is a potent, intravenously administered antiviral agent that rapidly delivers high plasma concentrations to the sites of infection. Peramivir inhibits the interactions of influenza neuraminidase, an enzyme that is critical to the spread of influenza within the host. Peramivir is an inhibitor of influenza A and B viruses, including strains of influenza viruses that may be resistant to other available neuraminidase inhibitors In laboratory tests, peramivir has shown activity against multiple influenza strains, including H7N9, H5N1 and pandemic H1N1 swine flu viral strains. Because of the similarities of the neuraminidase active sites among the different strains of the influenza virus, peramivir is a potent broad-spectrum inhibitor and may be effective in the treatment and prevention of influenza irrespective of the strain of the virus. We believe a potent broad-spectrum i.v. neuraminidase inhibitor is important in treating patients with severe and potentially life-threatening influenza and/or those patients that are intolerant to oral or inhaled anti-influenza agents.

The influenza virus causes an acute viral disease of the respiratory tract. Unlike the common cold and some other respiratory infections, seasonal flu can cause severe illness, resulting in life-threatening complications. According to the Centers for Disease Control and Prevention, an estimated 5% to 20% of the American population suffers from influenza annually, and there are approximately 3,000 to 49,000 flu-related deaths per year in the U.S. Most at risk are young children, the elderly and people with seriously compromised immune systems. With the concern of avian influenza and the possible threat of a pandemic, many governments throughout the world have been stockpiling antiviral drugs, such as oseltamivir (TAMIFLU®). We have several third-party commercial agreements to assist us should we receive any governmental stockpiling orders. There is interest by many governments, including the U.S. Government, in finding additional vaccines and antivirals to address mutations to the influenza virus or a potential pandemic situation.

Hereditary Angioedema Drug Candidates

BCX4161: BCX4161 is positioned to be the first oral prophylactic drug for the treatment of HAE attacks. BCX4161 is a novel, selective inhibitor of plasma kallikrein in development as an orally-administered treatment for the prevention of attacks in patients with HAE. By inhibiting plasma kallikrein, BCX4161 suppresses bradykinin production. Bradykinin is the mediator of acute swelling attacks in HAE patients. HAE is a rare, severely debilitating and potentially fatal genetic condition that occurs in approximately 1 in 10,000 to 1 in 50,000 people. HAE symptoms include recurrent episodes of edema in various locations, including the hands, feet, face, genitalia and airway. Airway swelling is particularly dangerous and can lead to death by asphyxiation. In addition, patients often have bouts of excruciating abdominal pain, nausea and vomiting that are caused by swelling in the intestinal wall.

In November 2013, we enrolled the first patient in a proof of concept Phase 2a clinical trial in patients with HAE (entitled “OPuS-1”). This clinical trial is evaluating 400 mg of BCX4161 administered three times daily for 28 days in a randomized, placebo-controlled, two-period cross-over design. This trial is designed to provide a proof of concept for oral kallikrein inhibition as a treatment strategy for HAE. Up to 25 HAE patients who have a high frequency of attacks (i.e., more than one per week) are targeted for enrollment. The main goals for this clinical trial are to evaluate the safety and tolerability of BCX4161 and to estimate the degree of efficacy in reducing the frequency of attacks.

On July 31, 2013, we were notified by the FDA that it had removed the clinical hold placed on BCX4161 in November 2012. The FDA placed BCX4161 on clinical hold as it was requiring current Good Manufacturing Practice (“cGMP”) standards to the process of compounding BCX4161 at the proposed Phase 1 clinical site. The removal of the clinical hold provides us the ability to initiate BCX4161 clinical trials in the United States and/or include U.S. clinical sites in future BCX4161 clinical trials. To date, BCX4161 clinical trials have been conducted in Europe.

In March 2013, we announced initialization of a BCX4161 Phase 1 clinical trial to support the product candidate’s development as a treatment for HAE. The main objectives for the BCX4161 Phase 1 clinical trial were to demonstrate safety, adequate and consistent drug exposure, and pharmacodynamic effects after oral administration. On July 22, 2013, we announced that the Phase 1 clinical trial of orally-administered BCX4161 in healthy volunteers successfully met all of its objectives. The safety, tolerability, drug exposure and on-target kallikrein inhibition results of the Phase 1 clinical trial strongly supported advancing the development program into the Phase 2a study in HAE patients.

    Overall, 87 healthy volunteers completed the Phase 1 clinical trial: 30 received a single dose of BCX4161 from 50 mg up to 1000 mg, 40 subjects were dosed with 100 mg, 200 mg, 400 mg, or 800 mg BCX4161 every eight hours for seven days, and 17 received placebo. Oral administration of BCX4161 was generally safe and well tolerated. There were no serious adverse events and no dose limiting adverse events. Laboratory tests of coagulation remained normal. Drug exposure was dose proportional through 400 mg three times a day. Steady state (day seven) blood levels were 30% higher compared to the first day of dosing. At 400 mg three times a day, pre-dose geometric mean (coefficient of variance, CV) drug levels on day 7 were 28.6 ng/mL (CV 77%) and post-dose maximum drug levels were 152 ng/mL (CV 57%). Kallikrein inhibition was observed throughout the dosing interval, p<0.0001 compared to placebo.

2nd generation HAE compounds: In December 2013, we announced the selection of two optimized plasma kallikrein inhibitors to advance into preclinical development as potential once-daily, oral treatments for the prevention of HAE attacks. The second generation discovery program’s goals of improving selectivity and bioavailability, as compared to BCX4161, were both met, with no off-target effect on prothrombin time at high concentrations (>50 micromolar), and oral fraction absorbed exceeding 25%, which equates to roughly 5 times better bioavailability than absorption with BCX4161. These compounds demonstrate sub-nanomolar potency on the isolated enzyme and single digit nanomolar potency in suppressing kallikrein activity in an ex-vivo activated human plasma kallikrein inhibition (“aPKI”) assay. Plasma concentrations of each of the optimized compounds exceeded the aPKI assay EC80 concentration at 24 hours after a single oral dose of 10 mg/kg in rats, indicating suitability for once-daily dosing.

BCX4430

The objective of BioCryst’s broad-spectrum antiviral (“BSAV”) program is to develop a broad-spectrum therapeutic for viruses that pose a threat to national health and security. The primary focus of the program is treatment of hemorrhagic fever viruses, such as Marburg virus and Ebola virus. BCX4430 is the lead compound in our BSAV research program and is currently being developed under a contract with the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”).

In September 2013, NIAID/HHS contracted with BioCryst for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to BioCryst. The total funding under the contract could be up to $22.0 million, if all contract options are exercised by NIAID/HHS. The goals of this contract are to file investigational new drug (“IND”) applications for i.v. and intramuscular (“i.m.”) BCX4430 for the treatment of Marburg virus disease, and to conduct an initial Phase 1 human clinical trial. The aggregate $22.0 million contract and option funding supports the appropriate IND-enabling program and the initial clinical trial.

On December 26, 2013, NIAID/HHS exercised an option under the Agreement with BioCryst to conduct the IND enabling program and to submit an IND. This option represented an additional $2.5 million to the Company in order to advance the development of BCX4430 as a treatment for Marburg virus disease. Accordingly, with this option exercise total obligated funding aggregates to $7.5 million under the $22.0 million contract. The other terms and conditions of the agreement remain unchanged.

In March 2014, we announced the online publication in the journal Nature of BCX4430 efficacy results in animal models of infection with Marburg virus and Ebola virus. BCX4430 completely protected cynomolgus macaques from Marburg virus infection when administered by intramuscular injection 48 hours post-infection. Post-exposure intramuscular administration of BCX4430 also protected rodents against Marburg virus and Ebola virus infections. In addition, BCX4430 was shown to be active in vitro against a broad range of other RNA viruses, including the emerging viral pathogen Middle East Respiratory Syndrome Coronavirus (MERS-CoV). The publication, which reported the protection of non-human primates from filovirus disease by BCX4430, describes efficacy results generated from an ongoing collaboration between scientists in the U.S. Army Medical Research Institute of Infection Diseases (“USAMRIID”) and us. BCX4430 has been shown to be active against more than 20 RNA viruses in nine different families, including filoviruses, togaviruses, bunyaviruses, arenaviruses, paramyxoviruses, coronaviruses and flaviviruses. In tests conducted at USAMRIID, BCX4430 protected animals against parenteral exposures to Marburg, Ebola and Rift Valley Fever viruses and from exposures to aerosolized Marburg virus, an experimental condition designed to mimic an exposure scenario that could result during a bioterrorist attack.

On November 12, 2012, we announced proof-of-principle data demonstrating that BCX4430 is efficacious and well-tolerated in a preclinical disease model for evaluating efficacy against yellow fever virus infection at the 2nd Antivirals Congress in Cambridge. We are continuing our collaboration with USAMRIID regarding filoviruses, while seeking additional U.S. Government funding (beyond the $22.0 million NIAID/HHS contract) for the further development of BCX4430.

BCX5191

BCX5191 was a novel adenine nucleoside analog targeting viral RNA polymerase for the potential treatment of hepatitis C virus (“HCV”). We successfully completed in-vitro and in-vivo studies in which BCX5191 exhibited potent and selective pan-genotypic antiviral activity against the isolated hepatitis C polymerase enzyme, while rapidly converting to the active triphosphate form in the liver. On January 28, 2013, we terminated the BCX5191 preclinical program. Following a seven day animal study, after treatment of 20mg/day of BCX5191 (i.e., a non-toxic dose), the viral load reduction observed in the animals was insufficient to justify continued development.

Purine Nucleoside Phosphorylase (“PNP”) Inhibitors

        PNP is a purine salvage pathway enzyme. Low doses of PNP inhibitors could be useful in reducing serum uric acid (“sUA”) for the treatment of gout, while high doses of PNP inhibitors could be useful in the treatment of hematological malignancies. We have two PNP inhibitors in our portfolio of product candidates, ulodesine for the treatment of gout and forodesine for the treatment of hematological malignancies. We licensed the technology for our PNP inhibitors from Albert Einstein College of Medicine of Yeshiva University (“AECOM”) and Industrial Research, Ltd. (“IRL”) and will owe sublicense payments to AECOM/IRL based on the future milestone payments and royalties received by us from Mundipharma and any other partners for which we out-license our PNP inhibitors. On November 17, 2011, we amended our agreement with AECOM/IRL whereby AECOM/IRL agreed to accept a reduction of one-half of the percentage of Net Proceeds (as defined in the license agreement) received by us under our Amended and Restated Agreement with Mundipharma. This reduction does not apply to royalty payments made as a result of sales of licensed products by our sub licensees.

Forodesine

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

On November 11, 2011, we entered into an Amended and Restated License and Development Agreement (the “Amended and Restated Agreement”) with Mundipharma, amending and restating the February 1, 2006 exclusive, royalty-bearing Development and License Agreement for the development and commercialization of forodesine for use in the field of oncology. Under the terms of the Amended and Restated Agreement, Mundipharma obtained worldwide rights to forodesine, so they now control the worldwide development and commercialization of forodesine and assume all future development and commercialization costs. The Amended and Restated Agreement is a multiple element arrangement for accounting purposes in which we were required to deliver to Mundipharma both the worldwide rights to forodesine and the transfer of product data and know-how to permit Mundipharma to develop and commercialize forodesine (the “Knowledge Transfer”). The world-wide license rights were granted to Mundipharma upon execution of Amended and Restated Agreement and the Knowledge Transfer was completed in the first quarter of 2012. We have accounted for these elements as a combined unit of accounting as neither one has stand-alone value to Mundipharma. Upon completion of the Knowledge Transfer, the unamortized deferred revenue and deferred expense of $7.8 million and $1.9 million, respectively, were recognized in our Statements of Comprehensive Loss in the quarter ended March 31, 2012.

Ulodesine

Ulodesine is a PNP inhibitor developed as a once-daily oral, chronic treatment for gout. It acts upstream of xanthine oxidase in the purine metabolism pathway to reduce the production of sUA. Xanthine oxidase inhibitors, such as allopurinol and febuxostat, reduce uric acid production. In Phase 2 clinical trials, the combination of low doses of ulodesine and allopurinol resulted in a synergistic effect in reducing sUA.

In July 2012, we announced favorable 52-week safety results and sustained efficacy from the extension phase of the randomized Phase 2b clinical trial of ulodesine added to allopurinol in patients with gout who had failed to reach the sUA therapeutic goal of <6 mg/dL on allopurinol alone, as well as positive Phase 2 safety results in patients with mild to moderate renal impairment. The approximate doubling of sUA response rates with ulodesine seen at 12 weeks was sustained through 52 weeks of treatment. After 52 weeks of treatment, ulodesine doses of 5 mg, 10 mg, and 20 mg/day showed response rates of 45%, 47%, and 64%, respectively, compared to 19% for placebo. With the results of the 203 clinical trial, we have now concluded Phase 2 testing. Following the successful conclusion of the ulodesine Phase 2 testing and in conjunction with favorable interactions with U.S. and European regulatory agencies, we began the process of seeking a partner to fund Phase 3 development and commercialization of ulodesine. Due to the cost of future development and commercialization, we do not plan to initiate Phase 3 development of ulodesine without a partner. We have not entered a partnering arrangement for ulodesine and do not have any development activities ongoing with this program.

Corporate restructuring

On December 7, 2012, we announced a corporate restructuring intended to significantly reduce our cost structure and to implement a focused strategy to advance our hereditary HAE and antiviral programs. The corporate restructuring included a workforce reduction of approximately 50% of our headcount, or 38 positions. We restructured our operations and implemented a focused R&D strategy in order to have sufficient liquidity to advance our HAE and antiviral programs to reach near-term value milestones. The restructuring and research and development focus significantly reduced our cost structure. We recorded a restructuring charge of $1.8 million in the fourth quarter of 2012.

Collaborations and In-License Relationships

BARDA/HHS. In January 2007, BARDA/HHS awarded us a $102.6 million, four-year contract for the advanced development of peramivir for the treatment of influenza. Since the initial contract award, the contract has been amended to reflect modifications in the development plan of peramivir for influenza, and the total contract amount from BARDA/HHS is $234.8 million. Through December 31, 2013, approximately $201.8 million has been recognized as revenue under this contract. In conjunction with the termination of the peramivir 301 trial in November 2012 and the NDA filing in December 2013, all substantial peramivir development activity has been completed.

In January 2006, we received FDA Fast Track designation for peramivir. In September 2009, we received a Request for Proposal from BARDA/HHS for the supply of i.v. peramivir. In October 2009, the FDA granted an Emergency Use Authorization (“EUA”) for i.v. peramivir, which expired in June 2010, with the expiration of the declared emergency. On November 4, 2009, we received and shipped an order for 10,000 courses of i.v. peramivir (600 mg once-daily for five days) under the EUA for an aggregate purchase price of $22.5 million.

On February 24, 2011, we announced that BARDA/HHS had awarded us a contract modification of $55.0 million, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brought the total award from BARDA/HHS to $234.8 million and extended the contract term by 24 months through December 31, 2013, providing funding through completion of Phase 3 and to support the filing of an NDA to seek regulatory approval for i.v. peramivir in the U.S. Through December 31, 2013, $201.8 million has been recognized as revenue under the contract. The contract has been modified to expire on March 31, 2014, as substantially all work on the contract has been completed in association with the regulatory filing of the NDA.

        NIAID/HHS. In September 2013, NIAID/HHS contracted with us for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to us. The total funding under this contract could be up to $22.0 million, if all contract options are exercised by NIAID/HHS, over a five year period. The goals of this contract are to file IND applications for intravenous i.v. and i.m. BCX4430 for the treatment of Marburg virus disease, and to conduct Phase 1 human clinical trials. The aggregate $22.0 million contract and option funding supports the appropriate IND-enabling program and the initial clinical trial. As of December 31, 2013, a total of $7.5 million has been awarded under exercised options within the contract. BCX4430 is the lead compound in our BSAV research program. This project will be funded in whole or in part with Federal funds from the NIAID/HHS, National Institutes of Health, Department of Health and Human Services.

Shionogi. On February 28, 2007, we entered into a License, Development and Commercialization Agreement (as amended, supplemented or otherwise modified, the “Shionogi Agreement”), an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. In October 2008, we and Shionogi amended the Shionogi Agreement to expand the territory covered by the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase 3 clinical trial in Hong Kong. Under the terms of the Shionogi Agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan in exchange for a $14.0 million upfront payment. The license provided for development milestone payments (up to $21.0 million), which have all been paid, and for commercial milestone payments (up to $95.0 million) in addition to double-digit (between 10% and 20%) royalty payments on product sales of peramivir.

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

PhaRMA Notes and Currency Hedge Agreement.

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

In connection with the issuance of the PhaRMA Notes by Royalty Sub, we entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) dated as of March 9, 2011 between us and Royalty Sub. Under the terms of the Purchase and Sale Agreement, we transferred to Royalty Sub, among other things, (i) our rights to receive certain royalty and milestone payments from Shionogi arising under the Shionogi Agreement, and (ii) the right to receive payments under a Japanese yen/U.S. dollar foreign currency hedge arrangement put into place by us in connection with the transaction. Of the $30.0 million in gross proceeds from the sale of the PhaRMA Notes by Royalty Sub, $3.0 million was used to fund an interest reserve account, and after fees and financing expenses in connection with the transactions, the net proceeds to us were approximately $22.7 million. See Note 3, Royalty Monetization, in the consolidated financial statements included in Item 8 below for a further description of the terms and conditions of this financing transaction.

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

The PhaRMA Notes are redeemable at the option of Royalty Sub at any time for the outstanding principal balance of the PhaRMA Notes plus accrued and unpaid interest through the redemption date on the PhaRMA Notes. As stipulated under the Indenture, if the amount available for payment on any Payment Date is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2013, we began accruing interest at 14% per annum on an interest shortfall of $2.4 million, which occurred from an interest shortfall on September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 did not constitute an event of default under the PhaRMA Notes unless the shortfall, plus interest thereon, is not satisfied on the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2014.

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

Other Peramivir Collaborations. In addition to Shionogi and Green Cross, we have arrangements with Neopharm of Israel to represent us and peramivir for government stockpiling purposes in Israel.

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

Under the terms of the June 2012 amendment, the parties clarified the definition of the field with respect to PNP inhibition and AECOM/IRL agreed to the exclusive worldwide license of BCX4430 to BioCryst for any antiviral use.

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

Emory University (“Emory”). In June 2000, we licensed intellectual property from Emory related to the hepatitis C polymerase target associated with hepatitis C viral infections. In accordance with termination provision under the license agreement, we provided 90 days written notice of termination in April 2013 following the termination of our antiviral development program for treatment of hepatitis C as announced in January 2013. The license agreement was terminated on July 28, 2013.

The University of Alabama at Birmingham (“UAB”). Several of our programs originated at UAB. We currently have agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for us in return for research payments and license fees. UAB has granted us certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with us. We have agreed to pay single-digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. We have completed the research under both the complement and influenza agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by us upon three months’ notice and by UAB under certain circumstances. Upon termination each party shall cease using the other party’s proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between us and UAB on these agreements, but when we license this technology, such as in the case of the Shionogi and Green Cross agreements, or commercialize products related to these programs, we will owe sublicense fees or royalties on amounts we receive.

Government Contracts

On February 24, 2011, we announced that BARDA/HHS had awarded us a contract modification of $55.0 million, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brought the total award from BARDA/HHS to $234.8 million and extended the contract term by 24 months through December 31, 2013, providing funding through completion of Phase 3 and to support the filing of an NDA to seek regulatory approval for i.v. peramivir in the U.S. Through December 31, 2013, $201.8 million has been recognized as revenue under the contract. The contract has been modified to expire on March 31, 2014, as substantially all work on the contract has been completed in association with the regulatory filing of the NDA.

    In September 2013, NIAID/HHS contracted with us for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to us. The total funding under this contract could be up to $22.0 million, if all contract options are exercised by NIAID/HHS, over a five year period. The goals of this contract are to file IND applications for intravenous i.v. and i.m. BCX4430 for the treatment of Marburg virus disease, and to conduct Phase 1 human clinical trials. The aggregate $22.0 million contract and option funding supports the appropriate IND-enabling program and the initial clinical trial. As of December 31, 2013, a total of $7.5 million has been awarded under exercised options within the contract. BCX4430 is the lead compound in our BSAV research program. This project will be funded in whole or in part with Federal funds from the NIAID/HHS, National Institutes of Health, Department of Health and Human Services.

Our contracts with BARDA/HHS and NIAID/HHS are milestone-driven, cost-plus-fixed-fee contracts. BARDA/HHS and NIAID/HHS will make periodic assessments of our progress, and the continuation of the contracts and/or exercise of options within the contracts, are based on our performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate these contracts. The contracts are terminable by the government at any time for breach or for convenience. In addition, the government has the right to audit costs billed to them under the contracts and routinely conducts audits on our contracts. Any findings associated with these routine audits are generally reflected prospectively in our operating results upon the ultimate agreement and resolutions of the audit findings.

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

        As of January 31, 2013, we have been issued 75 U.S. patents that expire between 2015 and 2027 and that relate to our HAE program compounds, neuraminidase inhibitor compounds, BSAV and PNP compounds. We have licensed six different classes of compounds representing new composition of matter patents from AECOM and IRL, plus additional manufacturing patents. Additionally, we have approximately 80 PCT or U.S. patent applications pending related to HAE program compounds, neuraminidase inhibitor compounds, BSAV and PNP compounds. Our pending applications may not result in issued patents, our patents may not cover the products of interest or may not be enforceable in all, or any jurisdictions and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially viable. After expiration of composition of matter patents for our drug products, we may rely on data exclusivity or in some cases method of use patents. The enforceability of these patents varies from jurisdiction to jurisdiction and may not be allowed or enforceable in some territories where we may seek approval. We may not have the funds to continue patent prosecution or to defend all of our existing patents in our current patent estate and may selectively abandon patents or patent families worldwide or in certain territories.

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

HAE is a rare, severely debilitating and potentially fatal genetic condition that occurs in about 1 in 10,000 to 1 in 50,000 people. Current treatments include potentially toxic oral anabolic steroids for prophylaxis or medicines that are delivered by injection or infusion to either prevent or treat acute attacks, including CINRYZE®, which is an i.v. medication that has been approved by the FDA to prevent swelling and painful attacks in teenagers and adults. Daily, oral administration of a safe and efficacious prophylactic drug would revolutionize treatment for patients suffering from this serious condition. There are programs in various stages of development to either prevent or treat acute attacks.

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

Research and Development

We initiated our research and development activities in 1986. We have assembled a scientific research staff with expertise in a broad base of advanced research technologies including protein biochemistry, X-ray crystallography, chemistry and pharmacology. Our research facilities include protein biochemistry and organic synthesis laboratories, testing facilities, X-ray crystallography, computer and graphics equipment and facilities to make product candidates on a small scale for early stage clinical trials. During the years ended December 31, 2013, 2012, and 2011, our research and development expenses were $42.7 million, $51.5 million and $57.2 million, respectively.

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

After successful completion of the required clinical testing, generally an NDA is submitted. Upon receipt of the NDA, the FDA will review the application for completeness. Within 60 days, the FDA will determine if the application is sufficiently complete to warrant full review and will consider the application “filed” at that time. Also upon receipt of the application, the FDA will assign a review priority to the application. Priority review applications are usually reviewed within 8 months; standard review applications are usually reviewed within 12 months. The FDA will usually refer NDAs for new molecular entities to an appropriate advisory committee for review and evaluation in regards to providing a recommendation as to whether the application should be approved. The FDA is not bound to follow the recommendation of an advisory committee.

Following the review of the application, which may include requests for additional information from the sponsor and results from inspections of manufacturing and clinical sites, the FDA will issue an “action letter” on the application. The action letter will either be an “approval letter,” in which case the product may be lawfully marketed in the United States, or a “complete response letter.” A complete response letter will state that the FDA cannot approve the NDA in its present form and, usually, will describe all of the specific deficiencies that the FDA has identified in the application. The complete response letter, when possible, will include the FDA’s recommended actions to place the application in a condition for approval. Deficiencies can be minor (e.g., labeling changes) or major (e.g., requiring additional clinical trials). A complete response letter may also be issued before the FDA conducts the required facility inspection and/or reviews labeling, leaving the possibility that additional deficiencies in the original NDA could be subsequently cited. An applicant receiving a complete response letter is permitted to resubmit the NDA addressing the identified deficiencies (in which case a new two or six month review cycle will begin), or withdraw the NDA. The FDA may consider a failure to take action within one year of a complete response letter to be a request to withdraw, unless the applicant has requested an extension of time in which to resubmit. If the FDA approves an NDA, the marketing of the product will be limited to the particular disease states and conditions of use that are described in the product label.

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

Human Resources

As of January 31, 2014, we had approximately 40 employees, of whom 26 were engaged in the research and development function of our operations. Our research and development staff, 15 of whom hold Ph.D. or M.D. degrees, have diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, medicinal chemistry, clinical development and regulatory affairs.

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

Our ability to successfully complete clinical trials is dependent upon many factors, including but not limited to:

•	our ability to find suitable clinical sites and investigators to enroll patients;

•	the availability of and willingness of patients to participate in our clinical trials;

•	difficulty in maintaining contact with patients to provide complete data after treatment;

•	our product candidates may not prove to be either safe or effective (e.g., the ongoing Phase 2a trial for BCX4161 may not be successful);

•	clinical protocols or study procedures may not be adequately designed or followed by the investigators;

•	manufacturing or quality control problems could affect the supply of drug product for our trials; and

•	delays or changes in requirements by governmental agencies.

Clinical trials are lengthy and expensive. We or our partners incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrollment. Lack of adequate drug supply or delays in patient enrollment, including in our planned clinical trials for HAE, can result in increased costs and longer development times. Even if we or our partners successfully complete clinical trials for our product candidates, we or our partners might not file the required regulatory submissions in a timely manner and may not receive regulatory approval for the product candidate, including with respect to our NDA filing for peramivir.

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

As our programs advance, our costs are likely to increase. Our current and planned clinical trials plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our product candidates will consume significant capital resources. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to raise additional capital; the development progress of our collaborative agreements for our product candidates; the amount of funding we receive from BARDA/HHS for peramivir, NIAID/HHS or other government agencies for BCX4430 or from other new partnerships with third parties for the development of our product candidates, including ulodesine or BCX4161; the amount or profitability of any orders for peramivir or BCX4430 by any government agency or other party; the progress and results of our current and proposed clinical trials for our most advanced drug product candidates, including BCX4161; the progress made in the manufacturing of our lead products and the progression of our other programs. We expect that we will be required to enter into one or more acceptable partnership arrangements in order to complete the development of ulodesine for the treatment of gout.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time. Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and from any BARDA/HHS or NIAID/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including the NDA filing for peramivir, the Phase 2a clinical trial of BCX4161, progress of our second generation HAE compounds, and funding for and continued successful development of BCX4430. In addition, constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash, which if severe and sustained could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

If BARDA/HHS and NIAID/HHS were to eliminate, reduce or delay funding from our contract, this would have a significant negative impact on our revenues, cash flows.

Our projections of revenues and incoming cash flows are substantially dependent upon BARDA/HHS and NIAID/HHS reimbursement for the costs related to our peramivir and BCX4430 programs. If BARDA/HHS and NIAID/HHS were to eliminate, reduce or delay the funding for these programs or disallow some of our incurred costs, we would have to obtain additional funding for continued development or regulatory registration for these product candidates or significantly reduce or stop the development effort. Further, BARDA/HHS and NIAID/HHS may challenge actions that we have taken or may take under our contracts, which could negatively impact our operating results and cash flows.

In contracting with BARDA/HHS and NIAID/HHS , we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or if we are found to be in violation could result in contract termination. U.S. Government contracts typically contain extraordinary provisions that would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e., federal acquisition regulation clauses), and the ability to terminate without cause. In addition, U.S. Government contracts are subject to an in-process review, where the U.S. Government will review the project and will consider its options under the contract. As such, we may be at a disadvantage as compared to other commercial contracts. U.S. Government contracts are subject to audit and modification by the government at its sole discretion. If the U.S. Government terminates its contract with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, significant negative impact on our cash flows and operations could result.

Our government contracts with BARDA/HHS and NIAID/HHS have special contracting requirements, which create additional risks of reduction or loss of funding.

We have entered into a contract with BARDA/HHS for the advanced development of our neuraminidase inhibitor, peramivir. We also have entered into a contract with NIAID/HHS for the development of BCX4430 as a treatment for Marburg virus disease. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or if we are found to be in violation could result in contract termination. U.S. Government contracts typically contain extraordinary provisions that would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e., federal acquisition regulation clauses), and the ability to terminate without cause. In addition, U.S. Government contracts are subject to in-process review, where the U.S. Government will periodically review the project and will consider its options under the contract. As such, we may be at a disadvantage as compared to other commercial contracts.

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

The U.S. Government may terminate its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries. In the event of termination or upon expiration of the contract, the U.S. Government may dispute wind down and termination costs and may question prior expenses under the contract and deny payment of those expenses. Should we choose to challenge the U.S. Government for denying certain payments under the contract, such a challenge could subject us to substantial additional expenses which we may or may not recover. Further, if the U.S. Government terminates its contract with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, significant negative impact on our cash flows and operations could result.

As a U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Audits conducted by the U.S. Government for the BARDA/HHS contract have been performed and concluded through fiscal 2009; all subsequent fiscal years are still open and auditable. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contract prospectively. In addition, in the event BARDA/HHS or NIAID/HHS determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, BARDA/HHS or NIAID/HHS would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. Government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.

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

On September 3, 2013, we paid $1.8 million of interest on the PhaRMA Notes from royalty payments received from RAPIACTA® sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of $2.4 million associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes indenture, if the amount available for payment is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing on September 3, 2013, we began accruing interest at 14% per annum on the interest shortfall of $2.4 million. Under the terms of the indenture relating to the PhaRMA Notes, the inability to pay the full amount of interest payable on September 3,

2013 did not constitute an event of default under the PhaRMA Notes unless we fail to pay such unpaid interest, plus interest thereon, on or prior to the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2014. Based on sales forecasts of RAPIACTA® provided to us by Shionogi, we currently estimate sufficient royalties will be received to fund the September 3, 2013 interest shortfall prior to September 1, 2014; however, no assurances can be given that these royalties will be received and available for payment of the interest shortfall.

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

We and our partners are performing research on or developing products for the treatment of several disorders including influenza, gout, HAE, and recurrent/refractory peripheral T-cell lymphoma, as well as broad-spectrum antivirals which may be developed as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai Co. Ltd.’s TARGRETIN® for cutaneous T-cell lymphoma and the current neuraminidase inhibitors marketed by GSK and Roche for influenza and CINRYZE® and FIRAZYR® for HAE marketed by Shire Pharmaceuticals, Inc. Both Roche and GSK may have i.v. formulations of neuraminidase inhibitors for influenza in clinical trial development. Further, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and in the fields of PNP, influenza, HAE, and in other therapeutic areas where we have discovery efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2013, the 52-week range of the market price of our stock was from $1.12 to $7.84 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of January 31, 2014, there were 59,384,525 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

In addition, on November 6, 2013, we filed with the SEC a shelf registration statement on Form S-3. This shelf registration statement has been declared effective and allows us to sell up to $125 million of securities, including common stock, preferred stock, depository shares, stock purchase contracts, warrants and units, from time to time at prices and on terms to be determined at the time of sale.

On June 28, 2011, we filed with the SEC a shelf registration statement on Form S-3. This shelf registration statement will remain effective until July 2014 and allows us to sell up to $70 million of securities, including common stock, preferred stock, depository shares, stock purchase contracts and warrants, from time to time at prices and on terms to be determined at the time of sale. As of December 31, 2013, we have issued approximately $24.9 million of common stock under this shelf registration statement using an ATM facility. In addition, we issued 4,600,000 shares of common stock for gross proceeds of $20.2 million under this shelf registration statement on August 6, 2013 in a public offering.

As of January 31, 2014, there were 10,088,982 stock options and restricted stock units outstanding and 101,667 shares available for issuance under our Amended and Restated Stock Incentive Plan and 59 shares available for issuance under our Employee Stock Purchase Plan, and we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options and restricted stock and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts;

•	the potential funding from our contracts with BARDA/HHS for the development and support of the NDA filing for peramivir and the potential funding from our contract with NIAID/HHS for the development of BCX4430;

•	the FDA approval of peramivir;

•	the potential for a stockpiling order or profit from any order of peramivir;

•	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the further preclinical or clinical development and commercialization of our product candidates, including our HAE program, peramivir, BCX4430, forodesine, ulodesine and other PNP inhibitor development programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our drug candidates;

•	plans, programs, progress and potential success of our collaborations, including Mundipharma for forodesine and Shionogi and Green Cross for peramivir in their territories;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to raise additional capital to fund our operations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol BCRX. The following table sets forth the low and high sales prices of our common stock as reported by the NASDAQ Global Select Market for each quarter in 2013 and 2012:

	2013		2012
	Low	High	Low	High
First quarter	$1.12	$2.04	$2.37	$5.95
Second quarter	$1.26	$2.21	$2.90	$5.00
Third quarter	$1.51	$7.59	$3.47	$4.74
Fourth quarter	$4.55	$7.84	$1.08	$4.95

The last sale price of the common stock on January 31, 2014 as reported by the NASDAQ Global Select Market was $10.20 per share.

Holders

As of January 31, 2014, there were approximately 214 holders of record of our common stock

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

PERFORMANCE GRAPH FOR BIOCRYST

Indexed Comparison Since 2008

	Beginning Investment 12/31/08	Investment at 12/31/09	Investment at 12/31/10	Investment at 12/31/11	Investment at 12/31/12	Investment at 12/31/13
BioCryst Pharmaceuticals, Inc.	$100.00	$471.53	$377.37	$180.29	$103.65	$554.74
The NASDAQ Stock Market	100.00	143.74	170.17	171.08	202.40	281.91
NASDAQ Pharmaceutical Stocks	100.00	112.36	121.80	130.38	173.46	285.96

The above graph measures the change in a $100 investment in our common stock based on its closing price of $1.37 on December 31, 2008 and its year-end closing price thereafter. Our relative performance is then compared with the CRSP Total Return Indexes for the NASDAQ Stock Market (U.S.) and NASDAQ Pharmaceutical Stocks.

Recent Sales of Unregistered Securities: None.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock or shares surrendered to satisfy tax obligations during the fourth quarter of 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The selected Statement of Operations Data and Balance Sheet data with respect to the years ended December 31, 2013, 2012, 2011, 2010, and 2009 set forth below are derived from our consolidated financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 below and our consolidated financial statements and the notes thereto appended to this annual report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$17,331	$26,293	$19,643	$62,381	$74,590
Cost of product sold	—	—	—	86	4,544
Research and development expenses	42,730	51,464	57,249	83,900	73,661
General and administrative expenses	5,220	6,826	11,981	11,718	10,122
Royalty expense	98	132	—	—	—
Restructuring costs	—	1,759	—	1,034	—
Loss from operations	(30,717)	(33,888)	(49,587)	(34,357)	(13,737)
Net loss	(30,108)	(39,081)	(56,948)	(33,853)	(13,451)
Basic and diluted net loss per share	$(0.55)	$(0.79)	$(1.26)	$(0.76)	$(0.35)
Weighted average shares outstanding	55,216	49,474	45,144	44,564	38,926

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$40,788	$37,058	$57,725	$66,341	$94,259
Receivables	2,115	4,562	5,831	30,227	33,722
Inventory	—	—	263	898	6,281
Total assets	48,866	57,439	82,208	109,447	142,190
Long-term deferred revenue	4,736	5,920	7,103	15,944	18,441
Non-recourse notes payable	30,000	30,000	30,000	—	—
Accumulated deficit	(422,709)	(392,601)	(353,520)	(296,572)	(262,719)
Total stockholders’ (deficit) equity	(1,126)	(454)	14,806	65,503	86,266

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Statement

        The discussion herein contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. Forward looking statements regarding our financial condition and our results of operations that are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted within the United States (“U.S. GAAP”), as well as projections for the future. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Overview

We are a biotechnology company that designs, optimizes and develops novel drugs that block key enzymes involved in the pathogenesis of diseases. We focus on rare and infectious diseases in which unmet medical needs exist and that are aligned with our capabilities and expertise. We integrate the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design.

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

Recent Corporate Highlights

Peramivir

In December 2013, we submitted a NDA filing for i.v. peramivir to the FDA seeking an indication as the first i.v. neuraminidase inhibitor approved in the U.S. for the treatment of acute uncomplicated influenza in adults. BARDA/HHS released $12.8 million of funding under the peramivir development contract to fund predominantly all activities associated with filing the NDA. The NDA submission includes results in over 2,700 subjects treated with peramivir in 27 clinical trials. On February 24, 2014, the FDA notified us that our NDA filing was accepted for review. The FDA is expected to take action on our application by December 23, 2014.

BCX4161

In November 2013, we enrolled the first patient in a proof of concept Phase 2a clinical trial in patients with HAE (entitled “OPuS-1”). This trial is evaluating 400 mg of BCX4161 administered three times daily for 28 days in a randomized, placebo-controlled, two-period cross-over design. This study is designed to provide proof of concept for oral kallikrein inhibition as a treatment strategy for HAE. Up to 25 HAE patients who have a high frequency of attacks (more than one per week) will be enrolled. We expect to report results from OPuS-1 no later than June 30, 2014.

In March 2013, we initiated a BCX4161 Phase 1 clinical trial to support its development as a treatment for HAE. In July 2013, we announced that the Phase 1 clinical trial of orally-administered BCX4161 in healthy volunteers successfully met all of its objectives. The safety, tolerability, drug exposure and on-target kallikrein inhibition results of the Phase 1 trial strongly supported advancing the development program into a Phase 2a study in HAE patients.

2nd generation HAE compounds

In December 2013, we announced the selection of two optimized plasma kallikrein inhibitors to advance into preclinical development as potential once-daily, oral treatments for the prevention of HAE attacks. The second generation discovery program’s goals of improving selectivity and bioavailability compared to BCX4161 were both met, with no identified off-target effects.

BCX4430

On December 26, 2013, NIAID/HHS exercised an option under its agreement with us to conduct the IND-enabling program and to submit an IND application. This option represented an additional $2.5 million to us in order to advance the development of BCX4430 as a treatment for Marburg virus disease.

In September 2013, NIAID/HHS contracted with us for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to us. The total funding under the contract could be up to $22.0 million, if all contract options are exercised by NIAID/HHS. The goals of this contract are to file IND applications for i.v. and i.m. BCX4430 for the treatment of Marburg virus disease and to conduct an initial Phase 1 human clinical trial. The aggregate $22.0 million contract and option funding supports the appropriate IND-enabling program and the initial clinical trial. Accordingly, with this option exercise, total obligated funding aggregates to $7.5 million under the $22.0 million contract.

On November 12, 2012, we announced proof-of-principle data demonstrating that BCX4430 is efficacious and well-tolerated in a preclinical disease model for evaluating efficacy against yellow fever virus infection at the 2nd Antivirals Congress in Cambridge. We are continuing our collaboration with the USAMRIID regarding filoviruses, while seeking additional U.S. Government funding (beyond the $22.0 million NIAID/HHS contract) for the further development of BCX4430. The primary focus of the program is the treatment of hemorrhagic fever viruses, such as Marburg virus and Ebola virus.

Results of Operations

Year Ended December 31, 2013 Compared to 2012

Total 2013 revenues decreased to $17.3 million as compared to 2012 revenues of $26.3 million. The 2013 revenue consisted of $2.6 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $13.5 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of i.v. peramivir and $1.2 million associated with collaborative revenue amortization from other corporate partnerships. The decrease was primarily due to the recognition of $7.8 million of previously deferred forodesine-related revenue during the first quarter of 2012. The remaining 2012 revenues consisted of $3.3 million of royalty revenue from Shionogi sales of RAPIACTA, $14.0 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of i.v. peramivir and $1.2 million associated with collaborative revenue amortization from other corporate partnerships. Based upon the completion of substantially all of the development activities under the BARDA/HHS contract as a result of the peramivir NDA filing and the comparatively smaller NIAID/HHS contract, we expect our 2014 revenue to decrease from 2013 levels.

Research and Development (“R&D”) expenses decreased to $42.7 million in 2013 from $51.5 million in the prior year. The 2013 R&D expenses, compared with 2012, reflect decreased spending on our ulodesine and BCX5191 programs and reduced R&D infrastructure costs, partially offset by increased expenditures for our BCX4161 and BCX 4430 programs. In connection with the Amended and Restated License and Development Agreement with Mundipharma and the Knowledge Transfer that was completed in the first quarter of 2012, we recognized $1.9 million of deferred expense in 2012. With this amendment, we did not incur many forodesine-related costs in 2013 and do not expect to incur any significant forodesine costs in the future. Furthermore, with the completion of Phase 2 testing of ulodesine in 2012, we do not expect to incur significant ulodesine expenses in the future, because we do not plan to initiate Phase 3 development of ulodesine without a partner. In 2013, we recognized approximately $5.0 million of R&D costs related to a write-off of deferred collaboration costs associated with our PNP licensing agreement with AECOM/IRL. This write-off, and related R&D expenses, was allocated to the ulodesine program and represents the majority of 2013 ulodesine expense represented in the table below.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	2013	2012	2011
R&D expenses by program:
BCX4161	$15,585	$8,969	$6,171
Peramivir	13,755	12,892	17,361
Ulodesine	6,000	10,208	20,185
BCX4430	3,466	1,300	474
BCX5191	503	9,046	1,939
Forodesine	12	2,170	759
Other research, preclinical and development costs	3,409	6,879	10,360

Total R&D expenses	$42,730	$51,464	$57,249

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

General and administrative (“G&A”) expenses decreased to $5.2 million in 2013 compared to $6.8 million in the prior year. The decrease of $1.6 million is primarily due to the December 2012 restructuring that reduced our cost structure and operations.

Interest expense, related to the non-recourse notes issued in conjunction with the peramivir royalty monetization transaction in March 2011, increased slightly to $4.8 million in 2013 as compared to $4.7 million in 2012. In addition, a mark to market gain of $5.3 million was recognized in 2013 related to the foreign currency hedge entered into in conjunction with the royalty monetization transaction, compared to a mark to market loss of $0.7 million in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate during the respective years. We entered into the foreign Currency Hedge Agreement to hedge changes in the value of the Japanese yen relative to the U.S. dollar. The currency hedge does not qualify for hedge accounting treatment and therefore mark to market adjustments are recognized in our Consolidated Statements of Comprehensive Loss. Although we cannot predict the future yen/dollar exchange rate, the applicable foreign currency rates have moved such that we have reclaimed hedge collateral in 2013; however, it is possible that additional collateral will be required in 2014. We are unable to predict future changes in the yen/dollar exchange rate or increases/decreases in our hedge loss associated with the Currency Hedge Agreement.

Restructuring

In December 2012, we announced that we had restructured our operations during the fourth quarter of 2012 to significantly reduce the size and operations of our Company in order to extend our existing cash runway. We eliminated approximately 50% of our workforce and decreased other costs, which significantly decreased our 2013 operating expenses and operating cash utilization, as compared to 2012 levels. In connection with the restructuring, we recorded restructuring charges of approximately $1.8 million for the year ended December 31, 2012, which was reported in a separate line item in our Consolidated Statements of Comprehensive Loss. Significant components of the restructuring charge were termination benefits for employees impacted by the restructuring and losses associated with leased lab and office space that became underutilized. We do not expect to incur any additional restructuring changes as a result of our December 2012 restructuring and there was no restructuring accrual remaining at December 31, 2013.

Year Ended December 31, 2012 Compared to 2011

        Total 2012 revenues increased to $26.3 million as compared to 2011 revenues of $19.6 million. Revenues in 2012 included the recognition of $7.8 million of previously deferred revenue associated with the Amended and Restated License and Development Agreement with Mundipharma. The recognition of this revenue and the related expense did not impact our cash balance. The remaining 2012 revenue consisted of $3.3 million of royalty revenue from Shionogi sales of RAPIACTA, $14.0 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of i.v. peramivir and $1.2 million associated with collaborative revenue amortization from other corporate partnerships. Revenue increased in 2012 due to the recognition of all previously deferred revenue associated with the Mundipharma agreement as well as the recognition of RAPIACTA royalty revenue, for which no royalty was recognized in 2011. These two increases were partially offset by decreased BARDA/HHS revenue, as compared to 2011, associated with a lower rate of enrollment in the 301 trial compared to 2011. Revenues in 2011 consisted of $17.1 million of reimbursement of collaborative expenses from BARDA/HHS related to the continued development of i.v. peramivir and $2.5 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development expenses decreased to $51.5 million in 2012 as compared to $57.2 million for 2011. The $5.7 million decrease was driven by lower development costs associated with our peramivir development program and lower costs associated with our forodesine clinical programs. The decrease in aforementioned costs was partially offset by higher development costs associated with the ulodesine program for the treatment of gout during 2011.

General and administrative expenses decreased to $6.8 million in 2012 compared to $12.0 million in 2011. The decrease of $5.2 million was primarily due to the continued realization of cost containment measures yielding a reduction of non-critical consulting and other administrative expenses, as well as avoidance of one-time expenses incurred in the 2011 relocation of our corporate headquarters. These reductions were offset somewhat by $1.5 million of transaction costs associated with the uncompleted merger of Presidio Pharmaceuticals, Inc.

Interest expense related to the non-recourse notes issued in conjunction with the peramivir royalty monetization transaction in March 2011 increased to $4.7 million in 2012, as compared to $3.8 million in 2011, due to recognizing a full year of interest expense in 2012 compared to a partial year in 2011. In addition, a mark to market loss of $0.7 million was recognized in 2012 related to our foreign currency hedge, compared to a mark to market loss of $4.0 million in 2011, resulting from changes in the U.S. dollar/Japanese yen exchange rate.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2014 operating expenses to exceed our 2014 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including government contracts; and to a lesser extent, the PhaRMA Notes financing. On February 24, 2011, we announced that BARDA/HHS had awarded us a $55.0 million contract modification intended to fund completion of the Phase 3 development of i.v. peramivir, bringing the total award from BARDA/HHS to $234.8 million. On March 9, 2011, we completed a $30.0 million non-recourse debt financing transaction designed to monetize certain future royalty and milestone payments under our license agreement with Shionogi. We received net proceeds from this transaction of approximately $22.7 million, excluding hedge collateral posted subsequent to the closing of the transaction. In June 2011, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak (“MLV”) pursuant to which we may issue and sell $70.0 million in shares of our common stock at current market prices under a Form S-3 registration statement with MLV acting as the sales agent. As of December 31, 2013, we have sold an aggregate of 7.8 million shares of common stock at an average per share price of $3.18 pursuant to the ATM Agreement for net proceeds of $24.0 million. In addition, in August 2013, we raised $18.5 million in net proceeds derived from the sale of 4.6 million shares of common stock at $4.40 per share in a public offering. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of December 31, 2013, we had net working capital of $26.9 million, an increase of approximately $2.1 million from $24.8 million at December 31, 2012. The increase in working capital was principally due to $18.5 million in net proceeds derived from our August 2013 public offering, $5.2 million in net proceeds derived from the sale of approximately 2.9 million shares of common stock through the ATM Agreement, and $5.2 million in cash collateral collected under our foreign currency hedge, which was largely offset by our normal operating expenses associated with the development of our product candidates. Our principal sources of liquidity at December 31, 2013 were approximately $21.3 million in cash and cash equivalents; approximately $19.5 million in investments considered available-for-sale; and approximately $1.7 million in BARDA/HHS and NIAID/HHS receivables. In December 2012, we announced that we had restructured our operations to significantly reduce the size and operations of our Company in order to extend our existing cash runway. We anticipate our cash and investments will fund our operations into the first quarter of 2015.

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

At December 31, 2013, we had long-term operating lease obligations, which provide for aggregate minimum payments of approximately $1.0 million in 2014 and $0.4 million in 2015. These obligations include the future rental of our operating facilities.

We plan to finance our needs principally from the following:

•	lease or loan financing and future public or private equity financing;

•	our existing capital resources and interest earned on that capital;

•	payments under our contracts with BARDA/HHS and NIAID/HHS; and

•	payments under collaborative and licensing agreements with corporate partners.

As our programs continue to advance, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements and additional personnel resources and testing required for the continuing development of our product candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our product candidates, the amount and timing of funding we receive from BARDA/HHS and NIAID/HHS for peramivir and BCX4430, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our product candidates, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates and the progression of our other programs.

With the funds available at December 31, 2013, we believe these resources will be sufficient to fund our operations into the first quarter of 2015. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events in the future. In order to continue our operations substantially beyond the first quarter of 2015, we will need to: (1) successfully secure, or increase U.S. Government funding of our programs; (2) out-license rights to certain of our product candidates, pursuant to which the we would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. Additionally, we retain the ability to offer for sale approximately $25 million and $125 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from effective shelf registration statements, which we filed with the SEC on June 28, 2011 and November 6, 2013, respectively.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	our ability to perform under our government contracts and receive reimbursement;

•	the magnitude of work under our government contracts;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain product candidates or a decision to build or expand internal development and commercial capabilities;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and develop product candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our product candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development of our product candidates;

•	the scope of manufacturing of our drug substance and drug products required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

        We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital in the near future. Additional funding, whether through additional sales of equity or debt securities, collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and existing government contracts specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates as well as rate of reimbursement by U.S. Government agencies of our peramivir and BCX 4430 expenses and any future decisions regarding the future of the peramivir and BCX4430 programs. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; and the level of required administrative support for our daily operations.

Financial Outlook for 2014

Based upon our strategic and development operations, we expect 2014 operating cash usage to be in the range of $35 to $43 million, and expect our total 2014 operating expenses to be in the range of $48 to $59 million. Our operating expense range excludes stock-based compensation expense due to the difficulty in accurately projecting this expense, as it is significantly impacted by the volatility and price of the Company’s stock, as well as vesting of the Company’s outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, sale of stock in the marketplace, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of December 31, 2013, we are not involved in any unconsolidated entities or off–balance sheet arrangements.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they are cancelable as of December 31, 2013. Some of the amounts we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$1,415	$1,048	$367	$—	$—
Purchase obligations(1)	10,196	10,196	—	—	—
Contingent license obligations	7,000	575	1,150	1,150	4,125
Non-recourse notes payable(2)	61,406	6,556	8,400	8,400	38,050

Total	$80,017	$18,375	$9,917	$9,550	$42,175

(1)	Purchase obligations include commitments related to clinical development, manufacturing and research operations and other purchase commitments.
(2)	Assumes the PhaRMA Notes will be repaid at maturity and the related interest costs will accrue and be paid annually through maturity. This assumption is based on the unpredictable nature of the royalty payments from Shionogi, which are designated for both principal and interest payments on the PhaRMA Notes.

Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2014 through 2020, provided the Currency Hedge Agreement is still in effect. A payment of $2.0 million will be required if, during the relevant year, the dollar is worth less than 100 yen. We have the right to terminate the Currency Hedge Agreement with respect to 2016 through 2020 by giving notice on May 18, 2014 and paying a $2.0 million termination fee. Prior to termination, the maximum amount of hedge collateral we may be required to post is $5.9 million. If we let the termination right lapse, the maximum amount of hedge collateral we may be required to post is $13.7 million. As of December 31, 2013, we have no hedge collateral. Because the posting of additional collateral and payment of annual premiums is contingent on the value of the yen relative to the dollar and other factors, such payments have been excluded from the foregoing table.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Inventory

Our inventories consist of peramivir finished goods and supplies for the manufacture of peramivir, which are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We have recorded a full valuation allowance for all inventory balances at December 31, 2013 and 2012.

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

        Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses. Event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable. Any event payments received prior to satisfying these criteria are recorded as deferred revenue. Under our contracts with BARDA/HHS and NIAID/HHS, revenue is recognized as reimbursable direct and indirect costs are incurred.

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

At December 31, 2013, we had deferred collaboration expenses of approximately $0.3 million. These deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners, and other consideration to our academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

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

Stock-Based Compensation

All share-based payments, including grants of stock option awards and restricted stock awards, are recognized in our Consolidated Statements of Comprehensive Loss based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term. We utilize the Black-Scholes option-pricing model to value our awards and recognize compensation expense on a straight-line basis over the vesting periods. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, we have outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests. At the time of vesting, compensation expense will be recognized. Significant management judgment is also required in determining estimates of future stock price volatility and forfeitures to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Foreign Currency Hedge

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2014 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreements. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. Subject to certain obligations we have in connection with the PhaRMA Notes, we have the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $2.0 million termination fee. Prior to this termination date, the maximum amount of hedge collateral we may be required to post is $5.9 million. If we let the termination right lapse, the maximum amount of hedge collateral we may be required to post is $13.7 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the year ended December 31, 2013 resulted in a $5.3 million gain. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2013, no collateral was posted under the agreement.

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

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$21,164	$20,891
Restricted cash	151	308
Investments	16,891	14,708
Receivables	2,115	4,562
Prepaid expenses and other current assets	1,725	1,097
Deferred collaboration expense	75	412

Total current assets	42,121	41,978
Investments	2,582	1,151
Furniture and equipment, net	306	583
Deferred collaboration expense	237	5,033
Other assets	3,620	8,694

Total assets	$48,866	$57,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,174	$3,974
Accrued expenses	5,742	9,860
Interest payable	3,867	1,998
Deferred collaboration revenue	1,473	1,392

Total current liabilities	15,256	17,224
Deferred collaboration revenue	4,736	5,920
Foreign currency derivative	—	4,749
Non-recourse notes payable	30,000	30,000
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares outstanding	—	—
Common stock, $0.01 par value; shares authorized — 95,000; shares issued and outstanding — 59,092 in 2013 and 50,893 in 2012	591	509
Additional paid-in capital	420,988	391,611
Accumulated other comprehensive income	4	27
Accumulated deficit	(422,709)	(392,601)

Total stockholders’ (deficit) equity	(1,126)	(454)

Total liabilities and stockholders’ equity	$48,866	$57,439

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues
Royalty revenue	$2,562	$3,317	$—
Collaborative and other research and development	14,769	22,976	19,643

Total revenues	17,331	26,293	19,643
Expenses
Research and development	42,730	51,464	57,249
General and administrative	5,220	6,826	11,981
Royalty	98	132	—
Restructuring	—	1,759	—

Total operating expenses	48,048	60,181	69,230

Loss from operations	(30,717)	(33,888)	(49,587)
Interest and other income	93	222	413
Interest expense	(4,778)	(4,666)	(3,774)
Gain (loss) on foreign currency derivative	5,294	(749)	(4,000)

Net loss	(30,108)	(39,081)	(56,948)

Basic and diluted net loss per common share	$(0.55)	$(0.79)	$(1.26)
Weighted average shares outstanding	55,216	49,474	45,144
Unrealized loss on available for sale investments	$(23)	$(13)	$(65)

Comprehensive loss	$(30,131)	$(39,094)	$(57,013)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(30,108)	$(39,081)	$(56,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairment	304	628	886
Gain on disposal of furniture and equipment	(47)	—	—
Stock-based compensation expense	4,368	4,167	4,772
Amortization of debt issuance costs	439	439	356
Change in fair value of foreign currency derivative	(5,294)	749	4,000
Changes in operating assets and liabilities:
Receivables from collaborations	2,447	1,269	24,396
Inventory	—	263	635
Prepaid expenses and other assets	(620)	(623)	626
Deferred collaboration expense	5,133	2,301	1,309
Accounts payable and accrued expenses	(2,049)	2,068	(10,731)
Deferred collaboration revenue	(1,103)	(9,577)	(1,552)

Net cash used in operating activities:	(26,530)	(37,397)	(32,251)
Investing activities:
Acquisition of furniture and equipment	(30)	(113)	(55)
Proceeds from sale furniture and equipment	50	—	—
Change in restricted cash	157	317	—
Purchases of investments	(23,974)	(16,153)	(45,500)
Sales and maturities of investments	20,330	40,833	56,873

Net cash (used in) provided by investing activities:	(3,467)	24,884	11,318
Financing activities:
Sale of common stock, net	23,633	17,805	1,027
Exercise of stock options	1,333	534	278
Employee stock purchase plan sales	124	321	300
Purchases of treasury stock	—	—	(61)
Issuance of non-recourse notes payable, net	—	—	25,691
Receipt (payment) of foreign currency derivative collateral	5,180	(1,700)	(3,480)

Net cash provided by financing activities:	30,270	16,960	23,755
Increase in cash and cash equivalents	273	4,447	2,822
Cash and cash equivalents at beginning of year	20,891	16,444	13,622

Cash and cash equivalents at end of year	$21,164	$20,891	$16,444

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2010	$450	$361,520	$105	$(296,572)	$65,503
Net loss	—	—	—	(56,948)	(56,948)
Other comprehensive loss	—	—	(65)	—	(65)
Exercise of stock options, 184 shares, net	2	276	—	—	278
Employee stock purchase plan sales, 94 shares	1	299	—	—	300
Issuance of common stock, 437 shares, net	4	1,023	—	—	1,027
Purchases of treasury stock, 12 shares	—	(61)	—	—	(61)
Stock-based compensation expense	—	4,772	—	—	4,772

Balance at December 31, 2011	457	367,829	40	(353,520)	14,806

Net loss	—	—	—	(39,081)	(39,081)
Other comprehensive loss	—	—	(13)	—	(13)
Exercise of stock options, 348 shares, net	3	536	—	—	539
Employee stock purchase plan sales, 110 shares, net	1	320	—	—	321
Issuance of common stock, 4,774 shares, net	48	18,759	—	—	18,807
Stock-based compensation expense	—	4,167	—	—	4,167
Balance at December 31, 2012	509	391,611	27	(392,601)	(454)

Net loss	—	—	—	(30,108)	(30,108)
Other comprehensive loss	—	—	(23)	—	(23)
Exercise of stock options, 563 shares, net	6	1,327	—	—	1,333
Employee stock purchase plan sales, 89 shares, net	1	123	—	—	124
Issuance of common stock, 7,547 shares, net	75	23,559	—	—	23,634
Stock-based compensation expense	—	4,368	—	—	4,368

Balance at December 31, 2013	$591	$420,988	$4	$(422,709)	$(1,126)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1 — Significant Accounting Policies

The Company

BioCryst Pharmaceuticals, Inc. (the “Company”) is a biotechnology company that designs, optimizes and develops novel drugs that block key enzymes involved in the pathogenesis of diseases. The Company focuses on rare and infectious diseases in which unmet medical needs exist and that are aligned with its capabilities and expertise. The Company was incorporated in Delaware in 1986 and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. BioCryst has incurred losses and negative cash flows from operations since inception.

In the fourth quarter of 2012, the Company implemented a restructuring plan to significantly reduce its cost structure. Based on its current operating plans, the Company expects it has sufficient liquidity, with its existing cash and investments of $40,788, to continue its planned operations into the first quarter of 2015. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations substantially beyond the first quarter of 2015 it will need to: (1) successfully secure or increase U.S. Government funding of its programs; (2) out-license rights to certain of its product candidates, pursuant to which the Company would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Such consolidated financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of December 31, 2013 includes $150 ($300 as of December 31, 2012) that the Company is required to maintain in an interest bearing money market account to serve as collateral for a corporate credit card program. The remaining $1 and $8 in restricted cash for December 31, 2013 and December 31, 2012 respectively relate to royalty receipts paid by Shionogi & Co. Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (see Note 3).

Investments

        The Company invests in high credit quality investments in accordance with its investment policy, which is designed to minimize the possibility of loss. The objective of the Company’s investment policy is to ensure the safety and preservation of invested funds, as well as maintaining liquidity sufficient to meet cash flow requirements. The Company places its excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of its credit exposure. In accordance with its policy, the Company is able to invest in marketable debt securities that may consist of U.S. Government and government agency securities, money market and mutual fund investments, municipal and corporate notes and bonds, commercial paper and asset or mortgage-backed securities, among others. The Company’s investment policy requires it to purchase high-quality marketable securities with a maximum individual maturity of three years and requires an average portfolio maturity of no more than 18 months. Some of the securities the Company invests in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company schedules its investments with maturities that coincide with expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, the Company does not believe it has a material exposure to interest rate risk arising from its investments. Generally, the Company’s investments are not collateralized. The Company has not realized any significant losses from its investments.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At December 31, 2013, the Company believes that the costs of its investments are recoverable in all material respects.

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

	December 31, 2013
			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value
Obligations of U.S. Government and its agencies	$4,899	$1	$1	$—	$4,901
Corporate debt securities	8,528	47	2	1	8,576
Commercial paper	5,994	—	2	—	5,996

Total investments	$19,421	$48	$5	$1	$19,473

	December 31, 2012
			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value
U.S. Treasury securities	$999	$2	$2	$—	$1,003
Obligations of U.S. Government and its agencies	3,505	6	2	—	3,513
Corporate debt securities	4,035	22	6	—	4,063
Commercial paper	1,695	—	1	—	1,696
Municipal obligations	5,541	27	16	—	5,584

Total investments	$15,775	$57	$27	$—	$15,859

The following table summarizes the scheduled maturity for the Company’s investments at December 31, 2013 and 2012.

	2013	2012
Maturing in one year or less	$16,891	$14,708
Maturing after one year through two years	2,582	1,151
Maturing after two years	—	—

Total investments	$19,473	$15,859

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Receivables

Receivables are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services or royalty receivables from Shionogi & Co. Ltd. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At December 31, 2013 and 2012 the Company had the following receivables.

	December 31, 2013
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$90	$1,573	$1,663
Shionogi & Co. Ltd.	452	—	452

Total receivables	$542	$1,573	$2,115

	December 31, 2012
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$150	$3,888	$4,038
Shionogi & Co. Ltd.	524	—	524

Total receivables	$674	$3,888	$4,562

Monthly invoices are submitted to the U.S. Department of Health and Human Services related to reimbursable research and development costs. The Company is also entitled to monthly reimbursement of indirect costs based on rates stipulated in the underlying contract. The Company’s calculations of its indirect cost rates are subject to audit by the federal government.

Inventory

At December 31, 2013 and 2012, the Company’s inventory consisted of peramivir finished goods inventory and supplies for the manufacture of peramivir. Inventory is stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

During 2012, in connection with the termination of the peramivir Phase 3 301 clinical trial, the Company decided to fully reserve its supplies inventory for the manufacture of peramivir.

The Company’s inventory consisted of the following:

	As of December 31,
	2013	2012
Supplies	$263	$263
Finished goods	3,980	3,980
Reserve for finished goods and supplies	(4,243)	(4,243)

Net inventories	$—	$—

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Accrued expenses as of December 31, 2013 and 2012 included $2,210 and $6,573, respectively, of research and development costs.

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

Royalty revenue paid by Shionogi on their product sales is subject to returns. Prior to the third quarter of 2012, the Company did not have sufficient historical experience to reasonably estimate product returns and therefore could not reasonably record the underlying revenue. As of the end of the second quarter of 2012, the Company deferred recognition of all RAPIACTA® royalty revenue from Shionogi sales in 2011 and the first six months of 2012. During the third quarter of 2012, and after the completion of the 2011/2012 flu season in Japan, the Company obtained sufficient historical information to reasonably estimate product returns and recognized royalty revenue of $2,848, net of an allowance for estimated returns. During the fourth quarter of 2012, the Company recognized royalty revenue of $469, for a total of $3,317 in 2012.

Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable. Any event payments received prior to satisfying these criteria are recorded as deferred revenue. Under the Company’s contracts with BARDA/HHS and NIAID/HHS, revenue is recognized as reimbursable direct and indirect costs are incurred.

Product Sales

Sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price was fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. Product sales recognized during 2010 were not subject to a contractual right of return.

The Company recorded the following revenues for the years ended December 31:

	2013	2012	2011
Royalty revenue	$2,562	$3,317	$—
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	13,585	14,026	17,099
Shionogi (Japan)	1,184	1,184	1,181
Mundipharma (United Kingdom)	—	7,766	1,277
Grants (United States)	—	—	86

Total collaborative and other research and development revenues	14,769	22,976	19,643

Total revenues	$17,331	$26,293	$19,643

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

Interest Expense and Deferred Financing Costs

Interest expense for the years ended December 31, 2013 and 2012 was $4,778 and $4,666, respectively, and relates to the issuance of the PhaRMA Notes. Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other non-current assets on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense for the years ended December 31, 2013 and 2012 was $439, respectively.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the years ended December 31, 2013 and 2012 resulted in a gain of $5,294 and a loss of $749, respectively. Mark to market adjustments are determined by a third party pricing model which uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by generally accepted accounting principles. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2013, no hedge collateral was posted under the agreement. As of December 31, 2012, $5,180 of hedge collateral was posted.

Restructuring Activities

During the fourth quarter of 2012, the Company announced a restructuring plan in response to setbacks in its development programs.

The following table sets forth activity in the restructuring liability for the years ended December 31, 2013, 2012 and 2011.

	Employee separation costs	Facilities related charges	Total
Balance at December 31, 2010	$158	$—	$158
Accruals	(158)	—	(158)

Balance at December 31, 2011	—	—	—
Accruals	1,662	97	1,759
Payments	(58)	—	(58)

Balance at December 31, 2012	1,604	97	1,701
Accruals	—	(97)	(97)
Payments	(1,604)	—	(1,604)

Balance at December 31, 2013	$—	$—	$—

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, outstanding warrants, and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the years ended December 31, 2013, 2012, and 2011 does not include 2,109, 1,026 and 1,003 respectively, of potential common shares, as their impact would be anti-dilutive.

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

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Concentration of Market Risk

The Company’s primary source of revenue that has an underlying cash flow stream is the reimbursement of peramivir and BCX4430 development expenses, which was earned under a cost-plus-fixed-fee contract with BARDA/HHS and NIAID/HHS, respectively. The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its peramivir and BCX4430 programs. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion or termination of these programs/collaborations could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. In addition, the Company also recognizes royalty revenue from the net sales of RAPIACTA; however, the underlying cash flow from these royalty payments goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. The Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

Credit Risk

Cash equivalents and investments are financial instruments which potentially subject the Company to concentration of risk to the extent recorded on the Consolidated Balance Sheets. The Company deposits excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits. The Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. To minimize the exposure due to adverse shifts in interest rates, the Company maintains a portfolio of investments with an average maturity of approximately 24 months or less. This majority of the Company’s receivables are due from the U.S. Government, for which there is no assumed credit risk.

Note 2 — Furniture and Equipment

Furniture and equipment consisted of the following at December 31:

	2013	2012
Furniture and fixtures	$600	$596
Office equipment	1,266	1,486
Software	1,448	1,421
Laboratory equipment	5,721	6,050
Leased equipment	63	63
Leasehold improvements	5,316	5,316

	14,414	14,932
Less accumulated depreciation and amortization	(14,108)	(14,349)

Furniture and equipment, net	$306	$583

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $304, $628 and $886, respectively.

Note 3— Royalty Monetization

Overview

On March 9, 2011, the Company completed a $30,000 financing transaction to monetize certain future royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from the Company the rights to market RAPIACTA in Japan and, if approved for commercial sale, Taiwan. The Company received net proceeds of $22,691 from the transaction after transaction costs of $4,309 and the establishment of a $3,000 interest reserve account by Royalty Sub, available to help cover interest shortfalls in the future. All of the interest reserve account has been fully utilized through payment of the September 2012 interest payment. As of December 31, 2013, approximately $2,356 of interest due at September 1, 2013 was in arrears.

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

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Non-Recourse Notes Payable

On March 9, 2011, Royalty Sub completed a private placement to institutional investors of $30,000 in aggregate principal amount of its PhaRMA Senior Secured 14.0% Notes due 2020 (the “PhaRMA Notes”). The PhaRMA Notes were issued by Royalty Sub under an Indenture, dated as of March 9, 2011 (the “Indenture”), by and between Royalty Sub and U.S. Bank National Association, as Trustee. Principal and interest on the PhaRMA Notes issued are payable from, and are secured by, the rights to royalty and milestone payments under the Shionogi Agreement transferred by the Company to Royalty Sub and payments, if any, made to Royalty Sub under the Currency Hedge Agreement. The PhaRMA Notes bear interest at 14% per annum, payable annually in arrears on September 1st of each year (the “Payment Date”). The Company remains entitled to receive any royalties and milestone payments related to sales of peramivir by Shionogi following repayment of the PhaRMA Notes.

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

In September 2013, Royalty Sub paid $1,844 of interest on the PhaRMA Notes from royalty payments received from RAPIACTA ® sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of approximately $2,356 associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes Indenture, if the amount available for payment on any Payment Date is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2013, the Company began accruing interest at 14% per annum on the interest shortfall of $2,356. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 did not constitute an event of default under the PhaRMA Notes unless the shortfall, plus interest thereon, is not satisfied on the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2014.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of December 31, 2013, the aggregate fair value of the PhaRMA Notes approximates its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

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

        The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments in 2013 and 2012 resulted in a gain of $5,294 and a loss of $749, respectively. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2013 and 2012, $0 and $5,180 respectively, were posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations the Company has in connection with the PhaRMA Notes, the Company has the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $1,950 termination fee. If the Company terminates the hedge agreement with respect to currency hedges for 2016 through 2020, the maximum obligation under the currency hedge is $5,850, including the $1,950 termination fee. If the Company lets the termination right lapse, the maximum amount of hedge collateral the Company would be required to post is $13,650.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 4 — Lease Obligations and Other Contingencies

The Company has the following minimum payments under operating lease obligations that existed at December 31, 2013:

2014	$1,048
2015	367

Total minimum payments	$1,415

The obligations in the preceding table are primarily related to the Company’s leases for buildings in Birmingham, Alabama and Durham, North Carolina. The lease for the building in Alabama expires June 30, 2015 and has an option to renew an additional five years at the current market rate on the date of termination. The lease for the building in Durham, North Carolina expires December 31, 2014. Rent expense for operating leases was $526, $629, and $714 in 2013, 2012, and 2011, respectively.

Note 5 — Stockholders’ Equity

In June 2011, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak (“MLV”) pursuant to which the Company may issue and sell $70,000 in shares of its common stock at current market prices under a Form S-3 registration statement with MLV acting as the sales agent. Subject to the terms and conditions of the ATM Agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instruction, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay MLV an aggregate commission rate of 2% of the gross proceeds of the sales price per share of any common stock sold under the ATM Agreement depending on the number of shares sold. On June 28, 2011, the Company filed a Registration Statement on Form S-3, which became effective on July 13, 2011, for the issuance and sale of up to $70,000 of equity or other securities. During 2012, the Company sold an aggregate of 4,516 shares of common stock at an average per share price of $4.08 pursuant to the ATM Agreement for net proceeds of $17,805. During 2013, the Company sold an aggregate of 2,883 shares of common stock at an average per share price of $1.85 pursuant to the Agreement for net proceeds of $5,218.

In August 2013, the Company completed a public offering of 4,600 shares of its common stock at a price of $4.40 per share, which included the underwriters’ over-allotment allocation of an additional 600 shares. Net proceeds were approximately $18,500 after deducting underwriting discounts and offering expenses.

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

Note 6 — Stock-Based Compensation

Stock Incentive Plan

As of December 31, 2013, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”), both which were amended and restated in March 2012 and approved by the Company’s stockholders in May 2012. During 2007, the Company made an inducement grant outside of the Incentive Plan and ESPP to recruit a new employee to a key position within the Company. Stock-based compensation expense of $4,368 ($4,253 of expense related to the Incentive Plan, $115 of expense related to the ESPP) was recognized during 2013, while $4,167 ($4,010 of expense related to the Incentive Plan, $157 of expense related to the ESPP) was recognized during 2012, and $4,772 ($4,589 of expense related to the Incentive Plan, $146 of expense related to the ESPP and $37 of expense related to the inducement grant) was recognized during 2011.

        The Company grants stock option awards and restricted stock awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Prior to March 1, 2011, stock option awards granted to employees generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. Commencing March 1, 2011, stock option awards granted to employees generally vest 25% each year until fully vested after four years. In January 2013, the Company made retention grants of stock option awards and restricted stock. These awards vest 50% each year until fully vested after two years. In August 2013, the Company issued 1,032 performance-based stock options. These awards vest upon successful completion of specific development milestones. As of December 31, 2013 and based on the information available at that time, it is not considered probable that any of the specific development milestones will be met and, accordingly, no compensation expense has been recognized for options under this performance based grant award. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2010	1,858	6,802	$6.66
Plan amendment	1,600	—	—
Restricted stock awards granted	(211)	—	—
Restricted stock awards cancelled	8	—	—
Stock option awards granted	(1,830)	1,830	3.97
Stock option awards exercised	—	(190)	1.57
Stock option awards cancelled	584	(584)	5.99

Balance at December 31, 2011	2,009	7,858	6.21
Plan amendment	1,700	—	—
Restricted stock awards granted	(415)	—	—
Restricted stock awards cancelled	86	—	—
Stock option awards granted	(1,617)	1,617	4.65
Stock option awards exercised	—	(350)	1.58
Stock option awards cancelled	1,052	(1,052)	6.26

Balance at December 31, 2012	2,815	8,073	6.09
Restricted stock awards granted	(310)	—	—
Restricted stock awards cancelled	53	—	—
Stock option awards granted	(3,277)	3,277	3.05
Stock option awards exercised	—	(563)	2.37
Stock option awards cancelled	1,801	(1,801)	7.22

Balance at December 31, 2013	1,082	8,986	$4.99

For stock option awards granted under the Incentive Plan during 2013, 2012 and 2011, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during 2013, 2012 and 2011 was $1.28, $3.24, and $2.64, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following explanations describe the assumptions used by the Company to value the stock option awards granted during 2013, 2012, and 2011. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. For 2011, the expected volatility represents an average of the implied volatility on the Company’s publicly traded options, the volatility over the most recent period corresponding with the expected life, and the Company’s long-term reversion volatility. For 2012 and 2013, the expected volatility represents the volatility over the most recent period corresponding with the expected life. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted under the Incentive Plan

	2013	2012	2011
Expected Life	4.7	5.4	5.5
Expected Volatility	84%	87%	80%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	0.7%	0.9%	2.2%

The total intrinsic value of stock option awards exercised under the Incentive Plan was $738 during 2013, $877 during 2012, $374 and during 2011. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of stock option awards exercised) received by all individuals who exercised stock option awards during the period.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table summarizes, at December 31, 2013, by price range: (1) for stock option awards outstanding under the Incentive Plan, the number of stock option awards outstanding, their weighted average remaining life and their weighted average exercise price; and (2) for stock option awards exercisable under the Plan, the number of stock option awards exercisable and their weighted average exercise price:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range	Number	Life	Price	Number	Price
$0 to 3	2,526	8.1	$1.50	806	$1.61
3 to 6	3,784	7.6	4.54	1,534	3.95
6 to 9	1,761	4.9	7.33	1,522	7.42
9 to 12	555	3.0	11.62	555	11.62
12 to 15	356	2.4	12.53	356	12.53
15 to 18	4	2.0	15.45	4	15.45

$0 to 18	8,986	6.7	$4.99	4,777	$6.20

The weighted average remaining contractual life of stock option awards exercisable under the Incentive Plan at December 31, 2013 was 4.9 years.

The aggregate intrinsic value of stock option awards outstanding and exercisable under the Incentive Plan at December 31, 2013 was $11,189. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money stock option awards) that would have been received by all stock option award holders under the Incentive Plan had they exercised their stock option awards at the end of the year.

The total fair value of the stock option awards vested under the Incentive Plan was $3,483 during 2013, $3,373 during 2012, and $4,775 during 2011.

As of December 31, 2013, the number of stock option awards vested and expected to vest under the Incentive Plan is 8,146. The weighted average exercise price of these stock option awards is $5.11 and their weighted average remaining contractual life is 6.6 years.

The following table summarizes the changes in the number and weighted-average grant-date fair value of non-vested stock option awards during 2013:

	Non-Vested Stock Option Awards	Weighted Average Grant-Date Fair Value
Balance December 31, 2012	2,435	$3.18
Stock option awards granted	3,277	0.80
Stock option awards vested	(1,215)	2.87
Stock option awards forfeited	(288)	2.00

Balance December 31, 2013	4,209	$1.50

As of December 31, 2013, there was approximately $4,749 of total unrecognized compensation cost related to non-vested employee stock option awards and restricted stock awards granted by the Company. That cost is expected to be recognized as follows: $2,609 in 2014, $1,446 in 2015, $580 in 2016, and $114 in 2017.

Employee Stock Purchase Plan

The Company has reserved a total of 975 shares of common stock to be purchased under the ESPP, of which 88 shares remain available for purchase at December 31, 2013. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year.

There were 89, 110 and 94 shares of common stock purchased under the ESPP in 2013, 2012, and 2011, respectively, at a weighted average price per share of $1.39, $2.93, and $3.21, respectively. Expense of $115, $157, and $146, related to the ESPP was recognized during 2013, 2012, and 2011, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model. The weighted average grant date fair values of shares granted under the ESPP during 2013, 2012, and 2011, were $1.27, $1.48, and $1.33, respectively.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 7 — Income Taxes

The Company has incurred net losses since inception and, consequently, has not recorded any U.S. federal and state income tax expense or benefit. The differences between the Company’s effective tax rate and the statutory tax rate in 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Income tax benefit at federal statutory rate (35%)	$(10,538)	$(13,678)	$(19,932)
State and local income taxes net of federal tax benefit	(839)	(1,470)	(2,503)
Permanent items	738	754	890
Rate change	1,892	1,147	(2,500)
Expiration of attribute carryforwards	242	5,135	2,884
Research and development tax credits	(1,206)	829	(2,108)
Other	1,144	281	731
Change in valuation allowance	8,567	7,002	22,538

Income tax expense	$—	$—	$—

The Company recognizes the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The Company has concluded that it has an uncertain tax position pertaining to its research and development credit carryforwards. The Company has established these credits based on information and calculations it believes are appropriate and the best estimate of the underlying credit. Any changes to the Company’s unrecognized tax benefits are offset by an adjustment to the valuation allowance and there would be no impact on the Company’s financial statements. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
Balance at January 1	$—	$—
Additions to current year tax positions	43	—
Additions to tax positions of prior years	241	—
Reductions for tax provisions of prior years	—	—

Balance at December 31	$284	$—

Additionally, utilization of the Company’s net operating loss carryforwards could be subject to a substantial annual limitation due to ownership change limitations as described in Section 382 of the Internal Revenue Code and similar state provisions. The Company has performed an analysis as of December 31, 2013, and has determined that it has incurred changes in control as defined under Section 382. These ownership changes may limit the amount of net operating losses that can be utilized annually to offset future taxable income and tax.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2013	2012
Deferred tax assets:
Net federal and state operating losses	$119,940	$108,498
Research and development credits	37,348	36,142
Fixed assets	1,119	1,185
Reserve for inventories	1,612	1,654
Deferred revenue	2,151	2,645
Stock-based compensation	5,282	6,475
Foreign currency derivative	(207)	1,851
Other	311	539

Total deferred tax assets	167,556	158,989
Valuation allowance	(167,556)	(158,989)

Total deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The majority of the Company’s deferred tax assets relate to net operating loss and research and development carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to these carryforwards. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax assets until it is more likely than not that the related tax benefits will be realized. The Company’s valuation allowance increased by $8,567 in 2013, $7,002 in 2012, and $22,538 in 2011.

As of December 31, 2013, the Company had federal operating loss carryforwards of $310,259, state operating loss carryforwards of $332,818, and research and development credit carryforwards of $37,348, which will expire at various dates from 2014 through 2033.

The Company’s federal and state operating loss carryforwards include $4,474 of excess tax benefits related to a deduction from the exercise of stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to additional paid-in capital.

Tax years 2010-2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2010 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there were no provisions or accruals for interest and penalties in 2013, 2012, and 2011.

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the research and development credit. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company’s research and development business credit carryforward has been recorded in 2013 for 2012 activities. The deferred tax asset related to general business credits has also been adjusted in 2013 due to this retroactive treatment.

Note 8 — Employee 401(k) Plan

In January 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $313, $418, and $391, in 2013, 2012, and 2011, respectively.

Note 9 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). In January 2007, the U.S. Department of Health and Human Services (“BARDA/HHS”) awarded the Company a $102,661, four-year contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to extend the intravenous (“i.v.”) peramivir program by 12 months and to increase funding by $77,191. On February 24, 2011, the Company announced that BARDA/HHS had awarded it a $55,000 contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brings the total award from BARDA/HHS to $234,852 and provides funding to support the filing of a NDA to seek regulatory approval for i.v. peramivir in the U.S. In December 2013, BioCryst submitted a NDA filing for i.v. peramivir to the FDA seeking an indication as the first i.v. neuraminidase inhibitor approved in the U.S. for the treatment of acute uncomplicated influenza in adults.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to the Company. The total funding under this contract could be up to $22.0 million, if all contract options are exercised by NIAID/HHS, over a five year period. The goals of this contract are to file IND applications for intravenous i.v. and i.m. BCX4430 for the treatment of Marburg virus disease, and to conduct an initial Phase 1 human clinical trial. The aggregate $22.0 million contract and option funding supports the appropriate IND-enabling program and the initial clinical trial. As of December 31, 2013, a total of $7.5 million has been awarded under exercised options within the contract. BCX4430 is the lead compound in the Company’s BSAV research program.

The contracts with BARDA/HHS and NIAID/HHS are cost-plus-fixed-fee contracts. That is, the Company is entitled to receive reimbursement for all costs incurred in accordance with the contracts provisions that are related to the development of peramivir and BCX4430 plus a fixed fee, or profit. BARDA/HHS and NIAID/HHS will make periodic assessments of progress and the continuation of the contract is based on the Company’s performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate these contracts. These contracts are terminable by the government at any time for breach or without cause.

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

On June 19, 2012, the Company further amended its agreements with AECOM/IRL whereby the parties clarified the definition of the field with respect to PNP inhibition and AECOM/IRL agreed to exclusive worldwide license of BCX4430 to BioCryst for any antiviral use.

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

Note 10 — Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2013 Quarters
Revenues	$3,554	$821	$2,389	$10,567
Net Loss	(4,506)	(12,172)	(8,001)	(5,429)
Basic and diluted net loss per share	(0.09)	(0.23)	(0.14)	(0.09)
2012 Quarters
Revenues	$12,221	$4,210	$5,761	$4,101
Net Loss	(6,052)	(12,276)	(9,700)	(11,053)
Basic and diluted net loss per share	(0.13)	(0.25)	(0.19)	(0.22)

Note 11 — Recent Accounting Pronouncements

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

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders

BioCryst Pharmaceuticals, Inc.

We have audited the consolidated balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioCryst Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 10, 2014

Report of Independent Registered Public Accounting Firm on Internal Control

The Board of Directors and Stockholders

BioCryst Pharmaceuticals, Inc.

We have audited BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). BioCryst Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BioCryst Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of BioCryst Pharmaceuticals, Inc. and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 10, 2014

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner under the Exchange Act of 1934. We carried out an evaluation as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15 under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures are effective. We believe that our disclosure controls and procedures will ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2013, our internal control over financial reporting was effective. Management believes our internal control over financial reporting will provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on page 59 of this annual report.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Items to be Voted on — 1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2013,” “Outstanding Equity Awards at December 31, 2013,” “2013 Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” “2013 Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “2. Ratification of Appointment of Independent Registered Public Accountants” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and incorporated herein by reference.

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

(b) Exhibits. See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2014.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2014:

Signature	Title(s)
/s/ Jon P. Stonehouse (Jon P. Stonehouse)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas R. Staab II (Thomas R. Staab II)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ George B. Abercrombie (George B. Abercrombie)	Director

/s/ Fred E. Cohen (Fred E. Cohen, M.D., D. Phil)	Director

/s/ Stanley C. Erck (Stanley C. Erck)	Director

/s/ Nancy Hutson (Nancy Hutson, Ph.D.)	Director

/s/ Peder K. Jensen (Peder K. Jensen, M.D.)	Director

/s/ Kenneth B. Lee, Jr. (Kenneth B. Lee, Jr.)	Director

/s/ Charles A. Sanders (Charles A. Sanders, M.D.)	Director

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

4.3	Indenture, dated as of March 9, 2011 by and between JPR Royalty Sub LLC and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q filed May 6, 2011.

10.1&	Amended and Restated Stock Incentive Plan dated March 29, 2012. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed May 25, 2012.

10.2&	Amended and Restated Employee Stock Purchase Plan dated March 29, 2012. Incorporated by reference to the Company’s Form 8-K, filed May 25, 2012.

10.3&	Form of Notice of Grant of Non-Employee Director Automatic Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed March 4, 2008.

10.4&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K filed March 4, 2008.

10.5&	Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 12, 2012.

10.6&	Executive Relocation Policy. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed March 4, 2008.

10.7&	Amended and Restated Employment Letter Agreement dated February 14, 2007, by and between the Company and Jon P. Stonehouse. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2006, filed March 14, 2007.

10.8&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Thomas R. Staab II, dated May 23, 2011. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 25, 2011.

10.9&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan dated June 12, 2008. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-Q filed August 8, 2008.

(10.10)&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Yarlagadda S. Babu dated April 27, 2012.

(10.11)&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Alane P. Barnes dated August 8, 2013.

10.12#	Agreement dated January 3, 2007, between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, as amended by Amendment number 1 dated January 3, 2007 and Amendment number 2 dated May 11, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2007. (Portions omitted pursuant to request for confidential treatment.)

10.13	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, dated October 2, 2007. Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed March 4, 2008.

10.14	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated April 3, 2008. Incorporated by reference to Exhibit 10.29 of the Company’s Form 10-Q filed August 8, 2008.

10.15	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated July 2, 2008. Incorporated by reference to Exhibit 10.30 of the Company’s Form 10-Q filed August 8, 2008.

10.16	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated August 18, 2008. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 7, 2008.

10.17	Amendment #7 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated November 17, 2008. Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 6, 2009.

10.18	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated March 13, 2009. Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed March 9, 2010.

10.19	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated September 18, 2009. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 6, 2009.

10.20	Amendment #10 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated October 15, 2009. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2009.

10.21	Amendment #11 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 23, 2011. Incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed March 15, 2011.

10.22	Stop-Work Order from U.S. Department of Health and Human Services, dated March 26, 2013, relating to Agreement dated January 3, 2007 between the Company and the U.S. Department of Health and Human Services. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 9, 2013.

(10.23)	Amendment #13 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 15, 2012.

10.24	Amendment #14 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated June 4, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed June 5, 2013.

10.25#	Amendment #15 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated September 5, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 8, 2013. (Portions omitted pursuant to request for confidential treatment.)

10.26	Amendment #16 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated December 17, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2013.

10.27	Amendment #17 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 21, 2014. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 26, 2014.

10.28	Order for Supplies or Services from the U.S. Department of Health & Human Services, dated November 4, 2009. Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed March 9, 2010.

10.29#	License, Development and Commercialization Agreement dated as of February 28, 2007, by and between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007. (Portions omitted pursuant to request for confidential treatment.)

10.30#	First Amendment to License, Development and Commercialization Agreement, effective as of September 30, 2008, between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed March 6, 2009. (Portions omitted pursuant to request for confidential treatment.)

10.31	Riverchase Business Park Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 filed August 8, 2000.

10.32	Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 9, 2007.

10.33	Fourth Amendment to the Lease Agreement dated February 1, 2012, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed March 11, 2013.

10.34	Stock and Warrant Purchase Agreement dated as of August 6, 2007, by and among BioCryst Pharmaceuticals, Inc. and each of the Investors identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed August 7, 2007.

10.35	Stock Purchase Agreement, dated as of February 17, 2005, by and among BioCryst Pharmaceuticals, Inc., Baker Bros. Investments, L.P., Baker Biotech Fund II, L.P., Baker Bros. Investments II, L.P., Baker Biotech Fund II (Z), L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund I, L.P., Baker Biotech Fund III (Z), L.P. and 14159, L.P. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 17, 2005.

10.36#	Development and License Agreement dated as of February 1, 2006, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Holdings Limited. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed May 2, 2006. (Portions omitted pursuant to request for confidential treatment.)

10.37#	Amended and Restated Development and License Agreement, dated as of November 11, 2011, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Corporation Limited. Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.38#	License Agreement dated as of June 27, 2000, by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., as amended by the First Amendment Agreement dated as of July 26, 2002 and the Second Amendment Agreement dated as of April 15, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2005. (Portions omitted pursuant to request for confidential treatment.)

10.39#	Third Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of December 11, 2009. Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed March 9, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.40#	Fourth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of May 5, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 6, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.41#	Fifth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of November 17, 2011. Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.42#	Sixth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of June 19, 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 8, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.43	Stock Purchase Agreement, dated as of December 14, 2005, by and among BioCryst Pharmaceuticals, Inc., Kleiner Perkins Caufield & Byers, Texas Pacific Group Ventures and KPTV, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed December 16, 2005.

10.44	Nomination and Observer Agreement, dated as of December 16, 2005, by and between BioCryst Pharmaceuticals, Inc. and Kleiner Perkins Caufield & Byers. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 16, 2005.

10.45	Purchase and Sale Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and JPR Royalty Sub LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 6, 2011.

10.46	Pledge and Security Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 6, 2011.

10.47	Confirmation of terms and conditions of ISDA Master Agreement, dated as of March 7, 2011, between Morgan Stanley Capital Services Inc. and BioCryst Pharmaceuticals, Inc. dated as of March 9, 2011. Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 6, 2011.

10.48	At Market Issuance Sales Agreement, dated June 28, 2011, by and between BioCryst Pharmaceuticals, Inc. and McNicoll, Lewis & Vlak LLC. Incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed June 28, 2011 (File No. 333-175182).

10.49	Mutual Termination and Release Agreement, dated November 29, 2012, by and among Presidio Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., S Sub, Inc., 667, L.P., Baker Bros. Investments II, L.P., Baker Brothers Life Sciences, L.P., 14159, L.P., Bay City Capital Fund IV, L.P., Bay City Capital Fund IV Co-Investment Fund, L.P., and Panorama Capital, L.P. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2012.

10.50#	Agreement, dated as of September 12, 2013, between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 8, 2013. (Portions omitted pursuant to request for confidential treatment.)

(10.51)^	Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated December 26, 2013. (Portions omitted pursuant to request for confidential treatment.)

(10.52)^	Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated January 24, 2014. (Portions omitted pursuant to request for confidential treatment.)

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Annual Report on Form 10-K of BioCryst Pharmaceuticals, Inc. for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

#	Confidential treatment granted.
^	Confidential treatment requested.
&	Management contracts.
( )	Filed herewith.