Form 10-Q
period 2014-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2014-05-09
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of April 30, 2014 was 60,064,634.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013

(In thousands, except per share data)

	2014 (Unaudited)	2013 (Note 1)
Assets
Cash and cash equivalents	$13,584	$21,164
Restricted cash	150	151
Investments	17,807	16,891
Receivables	3,280	2,115
Prepaid expenses and other current assets	835	1,725
Deferred collaboration expense	75	75

Total current assets	35,731	42,121
Investments	2,679	2,582
Furniture and equipment, net	260	306
Deferred collaboration expense	222	237
Other assets	4,495	3,620

Total assets	$43,387	$48,866

Liabilities and Stockholders’ Equity
Accounts payable	$1,352	$4,174
Accrued expenses	6,312	5,742
Interest payable	4,552	3,867
Deferred collaboration revenue	1,473	1,473

Total current liabilities	13,689	15,256
Deferred collaboration revenue	4,440	4,736
Foreign currency derivative	981	—
Non-recourse notes payable	30,000	30,000
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 95,000; shares issued and outstanding — 60,065 in 2014 and 59,092 in 2013	601	591
Additional paid-in capital	426,520	420,988
Accumulated other comprehensive income	2	4
Accumulated deficit	(432,846)	(422,709)

Total stockholders’ deficit	(5,723)	(1,126)

Total liabilities and stockholders’ equity	$43,387	$48,866

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2014 and 2013

(In thousands, except per share data-Unaudited)

	2014	2013
Revenues
Royalty revenue	$1,821	$1,924
Collaborative and other research and development	1,637	1,630

Total revenues	3,458	3,554
Expenses
Research and development	9,183	7,215
General and administrative	1,588	1,578
Royalty	73	77

Total operating expenses	10,844	8,870
Loss from operations	(7,386)	(5,316)
Interest and other income	17	33
Interest expense	(1,242)	(1,180)
(Loss) gain on foreign currency derivative	(1,526)	1,957

Net loss	$(10,137)	$(4,506)

Basic and diluted net loss per common share	$(0.17)	$(0.09)
Weighted average shares outstanding	59,589	51,073
Unrealized loss on available for sale investments	(2)	(12)

Comprehensive loss	$(10,139)	$(4,518)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014 and 2013

(In thousands-Unaudited)

	2014	2013
Operating activities
Net loss	$(10,137)	$(4,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53	97
Stock-based compensation expense	1,610	1,602
Amortization of debt issuance costs	110	110
Change in fair value of foreign currency derivative	1,526	(1,958)
Changes in operating assets and liabilities:
Receivables	(1,165)	237
Prepaid expenses and other assets	892	(679)
Deferred collaboration expense	15	95
Accounts payable and accrued expenses	(2,252)	(7,114)
Interest payable	685	1,070
Deferred collaboration revenue	(296)	(152)

Net cash used in operating activities	(8,959)	(11,198)
Investing activities
Acquisitions of furniture and equipment	(7)	—
Change in restricted cash	1	(308)
Purchases of investments	(9,367)	—
Sales and maturities of investments	8,350	2,380

Net cash (used in) provided by investing activities	(1,023)	2,072
Financing activities
Sale of common stock, net	—	360
Exercise of stock options	3,804	102
Employee stock purchase plan sales	128	68
(Payment) receipt of foreign currency derivative collateral	(1,530)	2,510

Net cash provided by financing activities	2,402	3,040

Decrease in cash and cash equivalents	(7,580)	(6,086)
Cash and cash equivalents at beginning of period	21,164	20,891

Cash and cash equivalents at end of period	$13,584	$14,805

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

Based on its current operating plans, the Company expects it has sufficient liquidity, with its existing cash and investments of $34,220, to continue its planned operations into the first quarter of 2015. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations substantially beyond the first quarter of 2015 it will need to: (1) successfully secure or increase U.S. Government funding of its programs; (2) out-license rights to certain of its product candidates, pursuant to which the Company would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Reclassifications

In the first quarter of 2014, the Company changed its classification of patent costs. This change resulted in $196 of patent expenses being reclassified from research and development expense to general and administrative expense for the three months ended March 31, 2013. This reclassification had no effect on previously reported total operating expenses or net loss amounts.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of March 31, 2014 reflects $150 the Company is required to maintain in an interest bearing certificate of deposit to serve as collateral for a corporate credit card program.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At March 31, 2014, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs.

	March 31, 2014
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$4,800	$1	$—	$1	$4,800
Corporate debt securities	6,045	46	2	1	6,092
Commercial paper	9,592	—	2	—	9,594

Total investments	$20,437	$47	$4	$2	$20,486

	December 31, 2013
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$4,899	$1	$1	$—	$4,901
Corporate debt securities	8,528	47	2	1	8,576
Commercial paper	5,994	—	2	—	5,996

Total investments	$19,421	$48	$5	$1	$19,473

The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2014 and December 13, 2013.

	2014	2013
Maturing in one year or less	$17,807	$16,891
Maturing after one year through two years	2,679	2,582

Total investments	$20,486	$19,473

Receivables

Receivables are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services or royalty receivables from Shionogi & Co. Ltd. At March 31, 2014 and December 31, 2013, the Company had the following receivables.

	March 31, 2014
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$195	$1,270	$1,465
Shionogi & Co. Ltd.	1,815	—	1,815

Total receivables	$2,010	$1,270	$3,280

	December 31, 2013
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$90	$1,573	$1,663
Shionogi & Co. Ltd.	452	—	452

Total receivables	$542	$1,573	$2,115

Monthly invoices are submitted to the U.S. Department of Health and Human Services related to reimbursable research and development costs. The Company is also entitled to monthly reimbursement of indirect costs based on rates stipulated in the underlying contract. The Company’s calculations of its indirect cost rates are subject to audit by the federal government.

Patents and Licenses

The Company seeks patent protection on internally developed processes and products. All patent related costs are expensed to general and administrative expenses when incurred as recoverability of such expenditures is uncertain.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Accrued expenses as of March 31, 2014 and December 31, 2013 included $2,076 and $2,210, respectively, of research and development costs.

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

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on investments available-for-sale and is disclosed as a separate component of stockholders’ equity. No reclassifications out of accumulated other comprehensive (loss) income were recorded during the three months ended March 31, 2014 and 2013.

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

Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable. Any event payments received prior to satisfying these criteria are recorded as deferred revenue. Under the Company’s contracts with the U.S. Department of Health and Human Services, (“BARDA/HHS”), and the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”), revenue is recognized as reimbursable direct and indirect costs are incurred.

Product Sales

Sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price was fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates.

The Company recorded the following revenues for the three months ended March 31, 2014 and 2013:

	2014	2013
Royalty revenue	$1,821	$1,924
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	1,341	1,334
Shionogi (Japan)	296	296

Total revenues	$3,458	$3,554

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended March 31, 2014 and 2013 was $1,242 and $1,180, respectively, and relates to the issuance of the PhaRMA Notes (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other non-current assets on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $110 for each of the three months ended March 31, 2014 and 2013.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement (defined in Note 4) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the three months ended March 31, 2014 and 2013 resulted in a loss of $1,526 and a gain of $1,957, respectively. Mark-to-market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on thresholds defined in the Currency Hedge Agreement. As of March 31, 2014, $1,530 of hedge collateral was posted under the agreement. No hedge collateral was posted under the agreement as of December 31, 2013.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013 does not include 5,206 and 681, respectively, of such potential common shares, as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Concentration of Market Risk

The reimbursement of peramivir and BCX4430 development expenses is a significant source of the Company’s revenue and one which has an underlying cash flow stream. This revenue and cash flow is earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS, respectively. The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its peramivir and BCX4430 programs, respectively. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion and/or termination of these programs/collaborations could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. In addition, the Company also recognizes royalty revenue from the net sales of RAPIACTA®; however, the underlying cash flow from these royalty payments goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA®. At March 31, 2014, there was a significant underpayment of interest on the PhaRMA Notes, which if unpaid at September 1, 2014, will constitute an event of default under the PhaRMA Notes. If an event of default were to occur under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and exercise other remedies available to them under the indenture in respect of the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes and we might otherwise be adversely affected. The Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

Credit Risk

Cash equivalents and investments are financial instruments which potentially subject the Company to concentration of risk to the extent recorded on the Consolidated Balance Sheets. The Company deposits excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits. The Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. To minimize the exposure due to adverse shifts in interest rates, the Company maintains a portfolio of investments with an average maturity of approximately 24 months or less. The majority of the Company’s receivables are due from the U.S. Government, for which there is no assumed credit risk.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in the Company’s 2013 Annual Report on Form 10-K that are of significance to the Company.

Note 2 — Stock-Based Compensation

As of March 31, 2014, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”), both which were amended and restated in March 2012 and approved by the Company’s stockholders in May 2012. Stock-based compensation expense of $1,610 ($1,558 of expense related to the Incentive Plan and $52 of expense related to the ESPP) was recognized during the first three months of 2014, while $1,602 ($1,576 of expense related to the Incentive Plan and $26 of expense related to the ESPP) was recognized during the first three months of 2013.

There was approximately $11,789 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock awards granted by the Company as of March 31, 2014. That cost is expected to be recognized as follows: $3,406 during the remainder of 2014, $3,466 in 2015, $2,607 in 2016, $2,141 in 2017 and $169 in 2018. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests. At the time of vesting, compensation expense will be recognized.

Stock Incentive Plan

The Company grants stock option awards and restricted stock awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Prior to March 1, 2011, stock option awards granted to employees generally vest 25% after one year and monthly thereafter on a pro rata basis over the next three years until fully vested after four years. Commencing March 1, 2011, stock option awards granted to employees generally vest 25% each year until fully vested after four years. In January 2013, the Company made retention grants of stock option awards and restricted stock. These awards vest 50% each year until fully vested after two years. In August 2013, the Company issued 1,032 performance-based stock options. These awards vest upon successful completion of specific development milestones. As of March 31, 2014 and based on the information available at that time, it is not considered probable that any of the specific development milestones will be met and, accordingly, no compensation expense has been recognized for options under this performance based grant award. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2013	1,082	8,986	$4.99
Restricted stock awards granted	(593)	—	—
Restricted stock awards cancelled	—	—	—
Stock option awards granted	(391)	391	10.79
Stock option awards exercised	—	(832)	5.18
Stock option awards cancelled	—	—	—

Balance March 31, 2014	98	8,545	$5.24

For stock option awards granted under the Incentive Plan during the first three months of 2014 and 2013, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first three months of 2014 and 2013 was $8.28 and $0.88, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first three months of 2014 and 2013. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2014	2013
Expected Life in Years	5.5	4.6
Expected Volatility	87%	83%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	1.6%	0.6%

Employee Stock Purchase Plan

The Company has reserved a total of 975 shares of common stock to be purchased under the ESPP, of which 59 shares remain available for purchase at March 31, 2014. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 28 shares during the first three months of 2014 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). In January 2007, the U.S. Department of Health and Human Services (“BARDA/HHS”) awarded the Company a $102,661 contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to increase funding by $77,191. On February 24, 2011, the Company announced that BARDA/HHS had awarded it a $55,000 contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brings the total award from BARDA/HHS to $234,852 and provides funding to support the filing of a new drug application (“NDA”) to seek regulatory approval for i.v. peramivir in the U.S. The contract’s current expiration date is May 31, 2014. In December 2013, BioCryst submitted a NDA filing for i.v. peramivir to the U.S. Food & Drug Administration (“FDA”) seeking an indication as the first i.v. neuraminidase inhibitor approved in the U.S. for the treatment of acute uncomplicated influenza in adults. On February 24, 2014, the FDA notified the Company its NDA submission had been accepted for review. The FDA is expected to take action on the application by December 23, 2014.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to the Company. The total funding under this contract could be up to $22.0 million, if all contract options are exercised by NIAID/HHS, over a five year period. The goals of this contract are to file initial new drug (“IND”) applications for i.v. and intramuscular (“i.m.”) BCX4430 for the treatment of Marburg virus disease, and to conduct an initial Phase 1 human clinical trial. The aggregate $22.0 million contract and option funding supports the appropriate IND-enabling program and the initial clinical trial. As of March 31, 2014, a total of $7.5 million has been awarded under exercised options within the contract. BCX4430 is the lead compound in the Company’s broad spectrum antiviral (“BSAV”) research program.

The contracts with BARDA/HHS and NIAID/HHS are cost-plus-fixed-fee contracts. That is, the Company is entitled to receive reimbursement for all costs incurred in accordance with the contracts’ provisions that are related to the development of peramivir and BCX4430 plus a fixed fee, or profit. BARDA/HHS and NIAID/HHS will make periodic assessments of progress, and the continuation of the contract is based on the Company’s performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate these contracts. These contracts are terminable by the government at any time for breach or without cause.

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

Green Cross Corporation (“Green Cross”). In June 2006, the Company entered into an agreement with Green Cross to develop and commercialize peramivir in Korea. Under the terms of the agreement, Green Cross will be responsible for all development, regulatory, and commercialization costs in Korea. The license provides that the Company will share in profits resulting from the sale of peramivir in Korea, including the sale of peramivir to the Korean government for stockpiling purposes. Furthermore, Green Cross will pay the Company a premium over its cost to supply peramivir for development and any future marketing of peramivir products in Korea.

Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of forodesine, a Purine Nucleoside Phosphorylase (“PNP”) inhibitor, for use in oncology (the “Original Agreement”). Under the terms of the license agreement, as amended, Mundipharma obtained worldwide rights to forodesine.

Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. (“AECOM” and “IRL” respectively). In June 2000, the Company licensed a series of potent inhibitors of PNP from AECOM and IRL, (collectively, the “Licensors”). The lead product candidates from this collaboration are forodesine and ulodesine. The Company has obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, product candidates that might arise from research on these inhibitors. The Company has the option to expand its license agreement with the Licensors to include other inventions in the field made by the investigators or employees of the Licensors. The Company agreed to use commercially reasonable efforts to develop these drugs. In addition, the Company has agreed to pay certain milestone payments for each licensed product (which range in the aggregate from $1,400 to almost $4,000 per indication) for future development of these inhibitors, single digit royalties on net sales of any resulting product made by the Company, and to share approximately one quarter of future payments received from other third-party partners, if any. In addition, the Company has agreed to pay annual license fees, which can range from $150 to $500, that are creditable against actual royalties and other payments due to the Licensors. This agreement may be terminated by the Company at any time by giving 60 days advance notice or in the event of material uncured breach by the Licensors.

In May 2010, the Company amended the license agreement through which the Company obtained worldwide exclusive rights to develop and ultimately distribute any product candidates that might arise from research on a series of PNP inhibitors, including forodesine and ulodesine. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sub licensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments the Company may receive in the future under its license agreement with Mundipharma and (ii) royalties received from its sub licensees in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by the Company remains unchanged.

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

On June 19, 2012, the Company further amended its agreements with the Licensors whereby the parties clarified the definition of the field with respect to PNP inhibition and the Licensors agreed to grant an exclusive worldwide license of BCX4430 to BioCryst for any antiviral use.

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

Note 4 — Royalty Monetization

Overview

On March 9, 2011, the Company completed a $30,000 financing transaction to monetize certain future royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from the Company the rights to market RAPIACTA® in Japan and, if approved for commercial sale, Taiwan. The Company received net proceeds of $22,691 from this transaction.

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

In September 2013, Royalty Sub paid $1,844 of interest on the PhaRMA Notes from royalty payments received from RAPIACTA® sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of approximately $2,356 associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes

Indenture, if the amount available for payment on any Payment Date is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2013, the Company began accruing interest at 14% per annum on the interest shortfall of $2,356. In March 2014, Royalty Sub paid an additional $446 of interest, bringing the shortfall down to $2,099 as of March 31, 2014. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 did not constitute an event of default under the PhaRMA Notes unless the shortfall, plus interest thereon, is not satisfied on the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2014. Based upon RAPIACTA® sales to date provided to the Company by Shionogi, the Company cannot guarantee sufficient royalties will be available to fund the interest shortfall prior to September 1, 2014. Should these royalties be insufficient to cover the interest shortfall, the PhaRMA Notes will be in default as of September 1, 2014. If an event of default were to occur under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and exercise other remedies available to them under the indenture in respect of the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes and we might otherwise be adversely affected.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of March 31, 2014, the aggregate fair value of the PhaRMA Notes approximates its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. The PhaRMA Notes are redeemable at the option of Royalty Sub at any time at a redemption price equal to 100% of the outstanding principal balance of the PhaRMA Notes being redeemed, plus accrued and unpaid interest through the redemption date on the PhaRMA Notes being redeemed.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments for the three months ended March 31, 2014 and 2013 resulted in a loss of $1,526 and a gain of $1,957, respectively. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of March 31, 2014, $1,530 was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. Subject to certain obligations the Company has in connection with the PhaRMA Notes, the Company has the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $1,950 termination fee. If the Company terminates the hedge agreement with respect to currency hedges for 2016 through 2020, the maximum obligation under the currency hedge is $5,850, including the $1,950 termination fee. If the Company lets the termination right lapse, the maximum amount of hedge collateral the Company would be required to post is $13,650. The Company is required to maintain a foreign currency hedge at 100 yen per dollar under the agreements governing the PhaRMA Notes.

Note 5 — Stockholders’ Equity

In June 2011, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Valak (“MLV”) pursuant to which the Company may issue and sell $70,000 in shares of its common stock at current market prices under a Form S-3 registration statement with MLV acting as the sales agent. Subject to the terms and conditions of the ATM Agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instruction, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay MLV an aggregate commission rate of 2% of the gross proceeds of the sales price per share of any common stock sold under the Agreement depending on the number of shares sold. On June 28, 2011, the Company filed a Registration Statement on Form S-3, which became effective on July 13, 2011, for the issuance and sale of up to $70,000 of equity or other securities. During the three months ended March 31, 2013, the Company sold an aggregate of 301 shares of common stock at an average per share price of $1.37 pursuant to the Agreement for net proceeds of $360.

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

Recent Corporate Highlights

Peramivir

In December 2013, we submitted a NDA filing for i.v. peramivir to the FDA seeking an indication as the first i.v. neuraminidase inhibitor approved in the U.S. for the treatment of acute uncomplicated influenza in adults. The NDA submission includes results in over 2,700 subjects treated with peramivir in 27 clinical trials. On February 24, 2014, the FDA notified us that our NDA filing was accepted for review. The FDA is expected to take action on our application by December 23, 2014. The BARDA/HHS contract funding peramivir development expires on May 31, 2014.

Following the issuance of a Warning Letter, and a recent re-inspection by the FDA, our contract manufacturer for peramivir drug product received a Form 483, which contained a number of observations that need to be addressed. It is unclear how these findings may impact the peramivir NDA or supply of peramivir drug product. BioCryst and the contract manufacturer are working with the FDA to meet the requirements for approval of the peramivir NDA.

BCX4161

In November 2013, we enrolled the first patient in a proof of concept Phase 2a clinical trial in patients with HAE (entitled “OPuS-1”). This clinical trial is evaluating 400 mg of BCX4161 administered three times daily for 28 days in a randomized, placebo-controlled, two-period cross-over design. This trial is designed to provide proof of concept for oral kallikrein inhibition as a treatment strategy for HAE. Twenty-four HAE patients who have a high frequency of attacks (more than one per week) have been enrolled. We intend to report results from OPuS-1 no later than June 30, 2014.

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

2nd generation HAE compounds

In December 2013, we announced the selection of two optimized plasma kallikrein inhibitors to advance into preclinical development as potential once-daily, oral treatments for the prevention of HAE attacks. The second generation discovery program’s goals of improving selectivity and bioavailability compared to BCX4161 were both met, with no identified off-target effects. The nonclinical development of these two compounds continues to progress as planned with studies being completed that continue to support the opportunity for once-daily dosing for the prevention of HAE attacks.

BCX4430

In September 2013, NIAID/HHS contracted with us for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to us. The total funding under the contract could be up to $22.0 million, if all contract options are exercised by NIAID/HHS. The goals of this contract are to file IND applications for i.v. and i.m. BCX4430 for the treatment of Marburg virus disease and to conduct an initial Phase 1 human clinical trial. As of March 31, 2014, a total of $7.5 million has been awarded under exercised options within the contract.

In March 2014, we announced the publication in the online version of the journal Nature of compelling BCX4430 efficacy results in animal models of infection with Marburg virus and Ebola virus, two highly virulent pathogens responsible for viral hemorrhagic fever diseases. The Nature publication, “Protection against filovirus diseases by a novel broad-spectrum nucleoside analog BCX4430,” represents the first report of protection of non-human primates from filovirus disease by a small molecule drug.

Results of Operations (three months ended March 31, 2014 compared to the three months ended March 31, 2013)

For the three months ended March 31, 2014, total revenues were $3.5 million as compared to $3.6 million for the three months ended March 31, 2013. Revenues in the first quarter of 2014 included $1.8 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $1.3 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and i.v. peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the first quarter of 2013 included $1.9 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $1.3 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of i.v. peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development (“R&D”) expenses increased to $9.2 million for the first quarter of 2014 from $7.2 million in 2013. The 2014 R&D expenses compared to 2013 reflect increased spending on our BCX4161 and BCX4430 programs, partially offset by the termination of our BCX5191 development program and the conclusion of clinical development of peramivir.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended March 31,
	2014	2013
R&D expenses by program:
BCX4161	$4,335	$2,694
BCX4430	1,750	1,295
2nd generation HAE compounds	1,360	—
Peramivir	695	1,447
Ulodesine	—	347
BCX5191	—	475
Forodesine	—	12
Other research, preclinical and development costs	1,043	945

Total R&D expenses	$9,183	$7,215

General and administrative expenses were $1.6 million for each of the three month periods ended March 31, 2014 and 2013, and reflect stabilization of costs following the restructuring of our operations announced in December 2012.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction in March 2011 was $1.2 million in the first quarter of 2014 and 2013. In addition, a mark-to-market loss of $1.5 million was recognized in the first quarter of 2014 related to our foreign currency hedge, compared to a mark-to-market gain of $2.0 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2014 operating expenses to exceed our 2014 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including government contracts; and to a lesser extent, the PhaRMA Notes financing. On March 9, 2011, we completed a $30.0 million non-recourse debt financing transaction designed to monetize certain future royalty and milestone payments under our license agreement with Shionogi. We received net proceeds from this transaction of approximately $22.7 million, excluding hedge collateral posted subsequent to the closing of the transaction. In June 2011, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak (“MLV”) pursuant to which we may issue and sell $70.0 million in shares of our common stock at current market prices under a Form S-3 registration statement with MLV acting as the sales agent. As of March 31, 2014, we have sold an aggregate of 7.8 million shares of common stock at an average per share price of $3.18 pursuant to the ATM Agreement for net proceeds of $24.0 million. In addition, in August 2013, we raised $18.5 million in net proceeds derived from the sale of 4.6 million shares of common stock at $4.40 per share in a public offering. In September 2013, NIAID/HHS awarded us a $22.0 million contract for the development of BCX4430 as a treatment for Marburg virus disease. The total option funding awarded under the contract to date is $7.5 million. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of March 31, 2014, we had net working capital of $22.0 million, a decrease of approximately $4.9 million from $26.9 million at December 31, 2013. The decrease in working capital was principally due to our normal operating expenses associated with the development of our product candidates, partially offset by $3.8 million of proceeds from the exercise of stock options. Our principal sources of liquidity at March 31, 2014 were approximately $13.6 million in cash and cash equivalents; approximately $20.5 million in investments considered available-for-sale; and approximately $1.5 million in BARDA/HHS and NIAID/HHS receivables. In December 2012, we announced that we had restructured our operations to significantly reduce the size and operations of our Company in order to extend our existing cash runway. We anticipate our cash and investments will fund our operations into the first quarter of 2015.

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

As our programs continue to advance, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements and additional personnel resources and testing required for the continuing development of our product candidates, will consume significant capital resources and will increase our expenses. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our product candidates, the amount and timing of funding we receive from BARDA/HHS for peramivir and NIAID/HHS for BCX4430, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our product candidates, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates and the progression of our other programs.

With the funds available at March 31, 2014, we believe these resources will be sufficient to fund our operations into the first quarter of 2015. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events in the future. In order to continue our operations substantially beyond the first quarter of 2015, we will need to: (1) successfully secure, or increase U.S. Government funding of our programs; (2) out-license rights to certain of our product candidates, pursuant to which the we would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. Additionally, we retain the ability to offer for sale approximately $25 million and $125 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from effective shelf registration statements, which we filed with the SEC on June 28, 2011 and November 6, 2013, respectively.

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

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital in the near future. Additional funding, whether through additional sales of equity or debt securities, collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and existing government contracts specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates as well as the rate of reimbursement by U.S. Government agencies of our peramivir and BCX 4430 expenses and any future decisions regarding the future of the peramivir and BCX4430 programs. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; and the level of required administrative support for our daily operations.

Financial Outlook for 2014

Based upon current trends, assumptions and our development plans, we expect our 2014 operating cash usage to be in the range of $35 to $43 million, and expect our total 2014 operating expenses to be in the range of $48 to $59 million. Our operating expense range excludes stock-based compensation expense due to the difficulty in accurately projecting this expense, as it is significantly impacted by the volatility and price of the Company’s stock, as well as the vesting of the Company’s outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, sale of stock in the marketplace, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of March 31, 2014, we do not have any unconsolidated entities or off-balance sheet arrangements.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

At March 31, 2014, we had deferred collaboration expenses of approximately $0.3 million. These deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners, and other consideration to our academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

We group our R&D expenses into two major categories: direct external expenses and indirect expenses. Direct expenses consist of compensation for R&D personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes and manufacture the product candidate, conduct and manage clinical trials, as well as other costs related to our clinical and preclinical studies. These costs are accumulated and tracked by program. Indirect expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. These costs apply to work on our clinical and preclinical candidates as well as our discovery research efforts.

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

Foreign Currency Hedge

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2014 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreements. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. Subject to certain obligations we have in connection with the PhaRMA Notes, we have the right to terminate the Currency Hedge Agreement with respect to the 2016 through 2020 period by giving notice to the counterparty prior to May 18, 2014 and payment of a $2.0 million termination fee. Prior to this termination date, the maximum amount of hedge collateral we may be required to post is $5.9 million. If we let the termination right lapse, the maximum amount of hedge collateral we may be required to post is $13.7 million. We are required to maintain a foreign currency hedge at 100 yen per dollar under the agreements governing the PhaRMA Notes.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark-to-market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the three months ended March 31, 2014 resulted in a $1.5 million loss. Mark-to-market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of March 31, 2014, $1.5 million of collateral was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts;

•	the potential funding from our contracts with BARDA/HHS for the development and support of the NDA filing for peramivir and the potential funding from our contract with NIAID/HHS for the development of BCX4430;

•	the FDA approval of peramivir;

•	peramivir approval and/or supply could be limited or delayed due to regulatory issues at our manufacturer;

•	the potential for a stockpiling order or profit from any order of peramivir;

•	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the further preclinical or clinical development and commercialization of our product candidates, including our HAE programs, peramivir, BCX4430, forodesine, ulodesine or any other development programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our drug candidates;

•	plans, programs, progress and potential success of our collaborations, including Mundipharma for forodesine and Shionogi and Green Cross for peramivir in their territories;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to raise additional capital to fund our operations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In contracting with BARDA/HHS and NIAID/HHS, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or if we are found to be in violation could result in contract termination. U.S. Government contracts typically contain extraordinary provisions that would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e., federal acquisition regulation clauses), and the ability to terminate without cause. In addition, U.S. Government contracts are subject to an in-process review, where the U.S. Government will review the project and will consider its options under the contract. As such, we may be at a disadvantage as compared to other commercial contracts. U.S. Government contracts are subject to audit and modification by the government at its sole discretion. If the U.S. Government terminates its contract with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, significant negative impact on our cash flows and operations could result.

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

We rely heavily upon other parties for many important stages of our product candidate development, including but not limited to:

•	discovery of compounds that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	licensing or design of enzyme inhibitors for development as product candidates;

•	execution of some preclinical studies and late-stage development for our compounds and product candidates;

•	management of our clinical trials, including medical monitoring and data management;

•	execution of additional toxicology studies that may be required to obtain approval for our product candidates; and

•	manufacturing the starting materials and drug substance required to formulate our drug products (including peramivir) and the product candidates to be used in our clinical trials, toxicology studies and any potential commercial product.

Our failure to engage in successful collaborations at any one of these stages would greatly impact our business. If we do not license enzyme targets or inhibitors from academic institutions or from other biotechnology companies on acceptable terms, our drug development efforts would suffer. Similarly, if the contract research organizations that conduct our initial or late-stage clinical trials, conduct our toxicology studies, manufacture our starting materials, drug substance and drug products or manage our regulatory function breached their obligations to us or perform their services inconsistent with industry standards and not in accordance with the required regulations, this would delay or prevent both the development of our product candidates and the availability of any potential commercial product.

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

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon third-party manufacturers to manufacture the materials required for our product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including but not limited to problems involving:

•	inconsistent production yields;

•	product liability claims;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes that could strike their facilities or have an effect on infrastructure;

•	potential impurities in our drug substance or drug products that could affect availability of product for our clinical trials or future commercialization;

•	poor quality control and assurance or inadequate process controls;

•	lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies, particularly associated with our pending peramivir NDA; and

•	our drug product manufacturer for peramivir has been issued a Warning Letter and a Form 483 from the FDA and failure to remedy observations made in the Form 483 may result in the unavailability or low supply of peramivir in the U.S. during the 2014/2015 influenza season in the event of an FDA approval of peramivir.

These contract manufacturers may not be able to manufacture the materials required for our product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third-party manufacturers have met our manufacturing requirements, but they may not continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer (including for peramivir), may require prior review and approval in accordance with the FDA’s cGMP and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

On September 3, 2013, we paid $1.8 million of interest on the PhaRMA Notes from royalty payments received from RAPIACTA® sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of $2.4 million associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes indenture, if the amount available for payment is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing on September 3, 2013, we began accruing interest at 14% per annum on the interest shortfall of $2.4 million. In March 2014, we paid an additional $0.4 million of interest, bringing the shortfall down to $2.1 million as of March 31, 2014. Under the terms of the indenture relating to the PhaRMA Notes, the inability to pay the full amount of interest payable on September 3, 2013 did not constitute an event of default under the PhaRMA Notes unless we fail to pay such unpaid interest, plus interest thereon, on or prior to the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2014. Based on sales to date of RAPIACTA® provided to us by Shionogi, we cannot guarantee sufficient royalties will be available to fund the September 3, 2013 interest shortfall prior to September 1, 2014. Should these royalties be insufficient to cover the interest shortfall, the PhaRMA Notes will be in default at September 1, 2014.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we may be required to pay a premium in the amount of $2.0 million in each year beginning in May 2014 and, provided the Currency Hedge Agreement remains in effect, continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. We will be required to mark to market our potential obligations under the currency hedge and post cash collateral, which may cause us to experience additional quarterly volatility in our operating results and cash flows as a result. Additionally, we may be required to pay significant premiums or a termination fee under the foreign currency hedge agreement entered into by us in connection with the issuance of the PhaRMA Notes. The Company is required to maintain a foreign currency hedge at 100 yen per dollar under the agreements governing the PhaRMA Notes.

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

Our success will depend in part on our ability and the abilities of our partners to obtain, protect and enforce viable intellectual property rights including but not limited to trade name, trademark and patent protection for our Company and its products, methods, processes and other technologies we may license or develop, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties both domestically and abroad. The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the United States Patent and Trademark Office (“USPTO”), the Patent Cooperation Treaty offices, nor the courts of the U.S. and other jurisdictions have consistent policies nor predictable rulings regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology and pharmaceutical patents. Further, we may not have worldwide patent protection for all of our product candidates and our intellectual property rights may not be legally protected or enforceable in all countries throughout the world. In some jurisdictions, some of our product candidates in certain programs, including our HAE program, may have short or no composition of matter patent life and we may therefore rely on orphan drug exclusivity or data exclusivity. There can be no guarantee that we will obtain orphan drug exclusivity or data exclusivity in every jurisdiction. Further, in some jurisdictions, we may rely on formulation patents or method of use patents. Both the ability to achieve issuance and the enforcement of formulation and method of use patents can be highly uncertain and can vary from jurisdiction to jurisdiction and such patents may therefore not adequately prevent competitors and potential infringers in some jurisdictions. The validity, scope, enforceability and commercial value of the rights protected by such patents, therefore, is highly uncertain.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2014, the 52-week range of the market price of our stock was from $1.26 to $13.33 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of April 30, 2014, there were 60,064,634 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

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

On June 28, 2011, we filed with the SEC a shelf registration statement on Form S-3. This shelf registration statement will remain effective until July 2014 and allows us to sell up to $70 million of securities, including common stock, preferred stock, depository shares, stock purchase contracts and warrants, from time to time at prices and on terms to be determined at the time of sale. As of March 31, 2014, we have issued approximately $24.9 million of common stock under this shelf registration statement using an at-the-market, or ATM, program. In addition, we issued 4,600,000 shares of common stock for gross proceeds of $20.2 million under this shelf registration statement on August 6, 2013 in a public offering.

As of April 30, 2014, there were 9,421,036 stock options and restricted stock units outstanding and 99,667 shares available for issuance under our Amended and Restated Stock Incentive Plan and 59,176 shares available for issuance under our Employee Stock Purchase Plan, and we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options and restricted stock and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2014.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 8, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 8, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

10.1†	Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated January 24, 2014. Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K filed March 10, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.2	Amendment #17 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated February 21, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 26, 2014.

10.3	Amendment #18 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated March 28, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2014.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

( )	Filed or furnished herewith.
†	Confidential treatment granted.