Form 10-Q
period 2014-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2014-08-08
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

Commission File Number 000-23186

 ___________________

BIOCRYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

___________________

DELAWARE	62-1413174
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4505 Emperor Blvd., Suite 200 Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)

(919) 859-1302
(Registrant’s telephone number, including area code)

___________________

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of July 31, 2014 was 71,756,307.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2014 and December 31, 2013
(In thousands, except per share data)

	2014 (Unaudited)	2013 (Note 1)
Assets
Cash and cash equivalents	$121,519	$21,164
Restricted cash	150	151
Investments	10,589	16,891
Receivables	897	2,115
Prepaid expenses and other current assets	5,020	1,725
Deferred collaboration expense	75	75

Total current assets	138,250	42,121
Investments	602	2,582
Furniture and equipment, net	216	306
Deferred collaboration expense	207	237
Other assets	2,700	3,620

Total assets	$141,975	$48,866

Liabilities and Stockholders’ Equity
Accounts payable	$2,360	$4,174
Accrued expenses	7,309	5,742
Interest payable	3,786	3,867
Deferred collaboration revenue	1,482	1,473
Non-recourse notes payable	30,000	—

Total current liabilities	44,937	15,256
Deferred collaboration revenue	4,144	4,736
Foreign currency derivative	2,805	—
Non-recourse notes payable	—	30,000
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 71,718 in 2014 and 59,092 in 2013	717	591
Additional paid-in capital	536,864	420,988
Accumulated other comprehensive income	3	4
Accumulated deficit	(447,495)	(422,709)

Total stockholders’ equity (deficit)	90,089	(1,126)

Total liabilities and stockholders’ equity	$141,975	$48,866

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Periods Ended June 30, 2014 and 2013
(In thousands, except per share data-Unaudited)

	Three Months		Six Months
	2014	2013	2014	2013
Revenues
Royalty revenue	$125	$110	$1,946	$2,034
Collaborative and other research and development	1,341	711	2,978	2,341
Total revenues	1,466	821	4,924	4,375
Expenses
Research and development	11,067	11,527	20,250	18,742
General and administrative	2,013	1,432	3,601	3,010
Royalty	5	4	78	81
Total operating expenses	13,085	12,963	23,929	21,833
Loss from operations	(11,619)	(12,142)	(19,005)	(17,458)
Interest and other income	19	21	36	54
Interest expense	(1,225)	(1,165)	(2,467)	(2,345)
Gain (loss) on foreign currency derivative	(1,824)	1,114	(3,350)	3,071
Net loss	(14,649)	(12,172)	(24,786)	(16,678)
Basic and diluted net loss per common share	$(0.23)	$(0.23)	$(0.40)	$(0.32)
Weighted average shares outstanding	63,647	53,468	61,629	52,277
Unrealized gain (loss) on investments	1	(9)	(1)	(21)
Comprehensive loss	$(14,648)	$(12,181)	$(24,787)	$(16,699)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2014 and 2013
(In thousands-Unaudited)

	2014	2013
Operating activities
Net loss	$(24,786)	$(16,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97	183
Stock-based compensation expense	5,129	2,521
Amortization of debt issuance costs	220	220
Change in fair value of foreign currency derivative	3,350	(3,071)
Changes in operating assets and liabilities:
Receivables	1,218	3,538
Prepaid expenses and other assets	(408)	(53)
Deferred collaboration expense	30	5,106
Accounts payable and accrued expenses	(247)	(7,072)
Interest payable	(81)	1,660
Deferred collaboration revenue	(583)	(447)

Net cash used in operating activities	(16,061)	(14,093)
Investing activities
Acquisitions of furniture and equipment	(7)	(26)
Change in restricted cash	1	(1,821)
Purchases of investments	(12,651)	(369)
Sales and maturities of investments	20,900	6,820

Net cash provided by investing activities	8,243	4,604
Financing activities
Sale of common stock, net	106,600	5,171
Exercise of stock options	4,145	346
Employee stock purchase plan sales	128	68
(Payment) receipt of foreign currency derivative collateral	(2,700)	2,780

Net cash provided by financing activities	108,173	8,365
Increase (decrease) in cash and cash equivalents	100,355	(1,124)
Cash and cash equivalents at beginning of period	21,164	20,891

Cash and cash equivalents at end of period	$121,519	$19,767

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

Note 1 — Significant Accounting Policies

The Company

BioCryst Pharmaceuticals, Inc. (the “Company”) is a biotechnology company that designs, optimizes and develops novel small molecule drugs that block key enzymes involved in the pathogenesis of diseases. The Company focuses on rare diseases in which unmet medical needs exist and that are aligned with its capabilities and expertise. The Company was incorporated in Delaware in 1986 and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. BioCryst has incurred losses and negative cash flows from operations since inception.

Based on its current operating plans, the Company expects it has sufficient liquidity, with its existing cash and investments of $132,860, to continue its planned operations beyond fiscal 2015. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations beyond 2016 it will need to: (1) successfully secure or increase U.S. Government funding of its programs; (2) out-license rights to certain of its product candidates, pursuant to which the Company would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

Reclassifications

In the first quarter of 2014, the Company changed its classification of legal costs associated with its patents. This change resulted in $201 and $397 of legal expenses being reclassified from research and development expense to general and administrative expense for the three and six months ended June 30, 2013, respectively. This reclassification had no effect on previously reported total operating expenses or net loss amounts.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of June 30, 2014 represents cash the Company is required to maintain in an interest bearing certificate of deposit to serve as collateral for a corporate credit card program.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At June 30, 2014, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs.

	June 30, 2014
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$2,278	$14	$2	$—	$2,294
Commercial paper	8,896	—	1	—	8,897
Total investments	$11,174	$14	$3	$—	$11,191

	December 31, 2013
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$4,899	$1	$1	$—	$4,901
Corporate debt securities	8,528	47	2	1	8,576
Commercial paper	5,994	—	2	—	5,996
Total investments	$19,421	$48	$5	$1	$19,473

The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2014 and December 31, 2013.

	2014	2013
Maturing in one year or less	$10,589	$16,891
Maturing after one year through two years	602	2,582
Total investments	$11,191	$19,473

Receivables

Receivables are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services or royalty receivables from Shionogi & Co. Ltd. At June 30, 2014 and December 31, 2013, the Company had the following receivables.

	June 30, 2014
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$236	$600	$836
Shionogi & Co. Ltd.	61	—	61
Total receivables	$297	$600	$897

	December 31, 2013
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$90	$1,573	$1,663
Shionogi & Co. Ltd.	452	—	452
Total receivables	$542	$1,573	$2,115

Monthly invoices are submitted to the U.S. Department of Health and Human Services related to reimbursable research and development costs. The Company is also entitled to monthly reimbursement of indirect costs based on rates stipulated in the underlying contract. The Company’s calculations of its indirect cost rates are subject to audit by the federal government.

Patents and Licenses

The Company seeks patent protection on internally developed processes and products. All patent related legal costs are expensed to general and administrative expenses when incurred as recoverability of such expenditures is uncertain.

Accrued Expenses

The Company generally enters into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when it determines an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with applicable Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to Clinical Research Organizations (“CROs”) in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers (“CMOs”) in connection with the production of our raw materials, drug substance and drug products; and

•	professional fees.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials, including manufacturing drug substance, on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Accrued expenses as of June 30, 2014 and December 31, 2013 included $1,392 and $2,210, respectively, of research and development costs.

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

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on investments available-for-sale and is disclosed as a separate component of stockholders’ equity. No reclassifications out of accumulated other comprehensive (loss) income were recorded during the six months ended June 30, 2014 and 2013.

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

Collaborative and Other Research and Development Arrangements and Royalties

Revenue from license fees, royalty payments, milestone payments, and research and development fees is recognized as revenue when the earnings process is complete and the Company has no further continuing performance obligations or the Company has completed the performance obligations under the terms of the agreement. Fees received under licensing agreements that are related to future performance are deferred and recognized over an estimated period determined by management based on the terms of the agreement and the products licensed. In the event a license agreement contains multiple deliverables, the Company evaluates whether the deliverables are separate or combined units of accounting. Revisions to revenue or profit estimates as a result of changes in the estimated revenue period are recognized prospectively.

Under certain of our license agreements, the Company receives royalty payments based upon our licensees’ net sales of covered products. The Company recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured.

Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Milestone payments are recognized as revenue upon the achievement of specified events if (1) the milestone is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable. Any milestone payments received prior to satisfying these criteria are recorded as deferred revenue. Under the Company’s contracts with the U.S. Department of Health and Human Services, (“BARDA/HHS”), and the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”), revenue is recognized as reimbursable direct and indirect costs are incurred. The Company’s advanced development contract with BARDA/HHS for the development of peramivir expired on June 30, 2014 according to its terms.

Product Sales

Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates.

The Company recorded the following revenues for the three and six months ended June 30, 2014 and 2013:

	Three Months		Six Months
	2014	2013	2014	2013
Royalty revenue	$125	$110	$1,946	$2,034
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	1,045	415	2,386	1,749
Shionogi (Japan)	296	296	592	592

Total revenues	$1,466	$821	$4,924	$4,375

Research and Development Expenses

The Company’s research and development costs are charged to expense when incurred. Research and development expenses include all direct and indirect development costs related to the development of the Company’s portfolio of product candidates. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense when the related goods are delivered or the related services are performed. Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by CROs and CMOs, materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. Most of the Company’s manufacturing and clinical and preclinical studies are performed by third-party CROs and CMOs. Costs for studies performed by CROs and CMOs are accrued by the Company over the service periods specified in the contracts and estimates are adjusted, if required, based upon the Company’s on-going review of the level of services actually performed.

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

Stock-Based Compensation

All share-based payments, including grants of stock option awards and restricted stock awards, are recognized in the Company’s Consolidated Statements of Comprehensive Loss based on their fair values. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The fair value of restricted stock awards is based on the grant date closing price of the common stock. Stock-based compensation cost is recognized as expense on a straight-line basis over the requisite service period of the award.  For stock option awards with performance conditions, the Company recognizes compensation expense at the time whereby the underlying performance condition has been determined to have occurred.

Interest Expense and Deferred Financing Costs

Interest expense for the three months and six months ended June 30, 2014 and 2013 was $1,225 and $1,165, respectively, and $2,467 and $2,345, respectively, and relates to the issuance of the PhaRMA Notes (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other current assets on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $110 for each of the three months ended June 30, 2014 and 2013, and $220 for each of the six months ended June 30, 2014 and 2013.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement (defined in Note 4) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the six months ended June 2014 and 2013 resulted in a loss of $3,350 and a gain of $3,071, respectively. Mark-to-market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on thresholds defined in the Currency Hedge Agreement. As of June 30, 2014, $2,700 of hedge collateral was posted under the agreement. No hedge collateral was posted under the agreement as of December 31, 2013.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended June 30, 2014 and 2013 does not include 5,038 and 978, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2014 and 2013 does not include 5,123 and 852, respectively, of such potential common shares, as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Concentration of Market Risk

The reimbursement of peramivir and BCX4430 development expenses is a significant source of revenue and one which has an underlying cash flow stream. This revenue and cash flow is earned under fixed fee contracts and cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS. The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its peramivir and BCX4430 programs, respectively. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion and/or termination of these programs/collaborations could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows.

In addition, the Company also recognizes royalty revenue from the net sales of RAPIACTA®; however, the underlying cash flow from these royalty payments goes directly to pay the interest, and then the principal, on the non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA®. At June 30, 2014, there was a significant underpayment of interest on the PhaRMA Notes, which if unpaid at September 1, 2014, will constitute an event of default under the PhaRMA Notes. Based upon information available at June 30, 2014, the Company expects the RAPIACTA® royalty stream from Shionogi & Co. (“Shionogi”), the Company’s partner in Japan, to be insufficient to pay the accrued interest in arrears on the non-recourse PhaRMA Notes by the September 1, 2014 payment date. If the royalty stream is insufficient to pay the interest in arrears, an event of default will occur with respect to the PhaRMA Notes. Accordingly, the Company has classified the PhaRMA Notes and related accrued interest as current liabilities on its balance sheet. If an event of default were to occur under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, foreclose on the collateral securing the PhaRMA Notes and the Company’s equity interest in Royalty Sub and exercise other remedies available to them under the indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to the Company following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the Company believes the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating a related currency hedge agreement, which would no longer be required in the event of foreclosure or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are obligations of Royalty Sub, the Company does not currently expect an event of default on the PhaRMA Notes to have a significant impact on the Company’s future results of operations or cash flows.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted and companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued ASU 2014-12 – Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which provides explicit guidance for the accounting treatment for these types of awards. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

Note 2 — Stock-Based Compensation

As of June 30, 2014, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”), both which were amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $5,129 ($5,020 of expense related to the Incentive Plan and $109 of expense related to the ESPP) was recognized during the first six months of 2014, while $2,521 ($2,479 of expense related to the Incentive Plan and $42 of expense related to the ESPP) was recognized during the first six months of 2013.

There was approximately $11,182 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock awards granted by the Company as of June 30, 2014. That cost is expected to be recognized as follows: $2,548 during the remainder of 2014, $3,688 in 2015, $2,619 in 2016, $2,153 in 2017 and $174 in 2018. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until achievement of the performance condition has been determined to have occurred.

Stock Incentive Plan

The Company grants stock option awards and restricted stock awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees generally vest 25% each year until fully vested after four years. In January 2013, the Company made retention grants of stock option awards and restricted stock awards. These awards vest 50% each year until fully vested after two years. In August 2013, the Company issued 1,032 performance-based stock options that vest upon successful completion of specific development milestones. Following successful completion of the OPuS-1 clinical trial, 25% of the outstanding performance awards vested. As of June 30, 2014 and based on the information available at that time, 75% of the August 2013 performance awards remain unvested and no compensation expense has been recognized for this portion of the performance-based grant awards. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2013	1,082	8,986	$4.99
Plan amendment	3,750	—	—
Restricted stock awards granted	(593)	—	—
Restricted stock awards cancelled	—	—	—
Stock option awards granted	(505)	505	10.28
Stock option awards exercised	—	(1,034)	4.90
Stock option awards cancelled	88	(88)	8.83
Balance June 30, 2014	3,822	8,369	$5.28

For stock option awards granted under the Incentive Plan during the first six months of 2014 and 2013, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first six months of 2014 and 2013 was $8.11 and $0.90, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first six months of 2014 and 2013. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to
Employees and Directors under the Incentive Plan

	2014	2013
Expected Life in Years	5.5	4.6
Expected Volatility	87%	83%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	1.6%	0.6%

Employee Stock Purchase Plan

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 559 shares remain available for purchase at June 30, 2014. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 28 shares during the first six months of 2014 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). In January 2007, the U.S. Department of Health and Human Services (“BARDA/HHS”) awarded the Company a $102,661 contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to increase funding by $77,191. On February 24, 2011, the Company announced that BARDA/HHS had awarded it a $55,000 contract modification, intended to fund completion of the Phase 3 development of intravenous (“i.v.”) peramivir for the treatment of patients hospitalized with influenza. This contract modification brought the total award from BARDA/HHS to $234,852 and provided funding to support the filing of a new drug application (“NDA”) to seek regulatory approval for i.v. peramivir in the U.S. The contract expired on June 30, 2014 according to its terms. In December 2013, BioCryst submitted a NDA filing for i.v. peramivir to the U.S. Food & Drug Administration (“FDA”) seeking an indication as the first i.v. neuraminidase inhibitor approved in the U.S. for the treatment of acute uncomplicated influenza in adults. On February 24, 2014, the FDA notified the Company its NDA submission had been accepted for review. The FDA is expected to take action on the application by December 23, 2014.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to the Company. The total funding under this contract could be up to $22.0 million, if all contract options are exercised by NIAID/HHS, over a five year period. The goals of this contract are to file initial new drug (“IND”) applications for i.v. and intramuscular (“i.m.”) BCX4430 for the treatment of Marburg virus disease, and to conduct an initial Phase 1 human clinical trial. The aggregate $22.0 million contract and option funding supports the appropriate IND-enabling program and the initial clinical trial. As of June 30, 2014, a total of $9.4 million has been awarded under exercised options within the contract. BCX4430 is the lead compound in the Company’s broad spectrum antiviral (“BSAV”) research program.

The contract with NIAID/HHS is a cost-plus-fixed-fee contract. That is, the Company is entitled to receive reimbursement for all costs incurred in accordance with the contract’s provisions that are related to the development of BCX4430 plus a fixed fee, or profit. NIAID/HHS will make periodic assessments of progress, and the continuation of the contract is based on the Company’s performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate this contract. This contract is terminable by the government at any time for breach or without cause.

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

Note 4 — Royalty Monetization

Overview

On March 9, 2011, the Company completed a $30,000 financing transaction to monetize certain future royalty and milestone payments under the Company’s license agreement with Shionogi (the “Shionogi Agreement”), pursuant to which Shionogi licensed from the Company the rights to market RAPIACTA® in Japan and, if approved for commercial sale, Taiwan. The Company received net proceeds of $22,691 from this transaction.

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

Non-Recourse Notes Payable

On March 9, 2011, Royalty Sub completed a private placement to institutional investors of $30,000 in aggregate principal amount of its PhaRMA Senior Secured 14.0% Notes due 2020 (the “PhaRMA Notes”). The PhaRMA Notes were issued by Royalty Sub under an Indenture, dated as of March 9, 2011 (the “Indenture”), by and between Royalty Sub and U.S. Bank National Association, as Trustee. Principal and interest on the PhaRMA Notes issued are payable from, and are secured by, the rights to royalty and milestone payments under the Shionogi Agreement transferred by the Company to Royalty Sub and payments, if any, made to Royalty Sub under the Currency Hedge Agreement. The PhaRMA Notes bear interest at 14% per annum, payable annually in arrears on September 1st of each year (the “Payment Date”). The Company remains entitled to receive any royalties and milestone payments related to sales of peramivir by Shionogi following repayment by Royalty Sub of the PhaRMA Notes.

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

In September 2013, Royalty Sub paid $1,844 of interest on the PhaRMA Notes from royalty payments received from RAPIACTA® sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of approximately $2,356 associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes Indenture, if the amount available for payment on any Payment Date is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2013, the Company began accruing interest at 14% per annum on the interest shortfall of $2,356. In March and June of 2014, Royalty Sub paid additional interest of $446 and $1,882, respectively, bringing the shortfall down to $284 as of June 30, 2014. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 would not constitute an event of default under the PhaRMA Notes unless the shortfall, plus interest thereon, is not satisfied on the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2014. Based upon information available at June 30, 2014, the Company expects the RAPIACTA® royalty stream from Shionogi, the Company’s partner in Japan, will be insufficient to pay the accrued interest in arrears on the non-recourse PhaRMA Notes by the September 1, 2014 payment date. If the royalty stream is insufficient to pay the interest in arrears, an event of default will occur with respect to the PhaRMA Notes. Accordingly, the Company has classified the PhaRMA Notes and related accrued interest as current liabilities on its balance sheet. If an event of default were to occur under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to the Company following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the Company believes the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related currency hedge agreement, which would no longer be required in the event of foreclosure or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub, the Company does not currently expect an event of default on the PhaRMA Notes to have a significant impact on the Company’s future results of operations or cash flows.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in a loss of $1,824 and a gain of $1,114 for the three months ended June 30, 2014 and 2013, respectively and a loss of $3,350 and a gain of $3,071 for the six months ended June 30, 2014 and 2013, respectively. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of June 30, 2014, $2,700 was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. The maximum amount of hedge collateral the Company would be required to post is $13,650. The Company is required to maintain a foreign currency hedge at 100 yen per dollar under the agreements governing the PhaRMA Notes.

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

In June 2014, the Company completed a public offering of 11,500 shares of its common stock at a price of $10.00 per share, which included the shares purchased pursuant to the underwriters’ option to purchase 1,500 shares. Net proceeds were approximately $106,600 after deducting underwriting discounts and offering expenses.

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

Our revenues are difficult to predict and depend on numerous factors, including the prevalence and severity of influenza in regions for which peramivir has received regulatory approval, seasonality of influenza, ongoing discussions with government agencies regarding future BCX4430 development and reimbursement for incurred expenses, as well as entering into, or modifying, licensing agreements for our product candidates. Furthermore, revenues related to our collaborative development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

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

Overview

We are a biotechnology company that designs, optimizes and develops novel small molecule drugs that block key enzymes involved in the pathogenesis of diseases. We focus on rare diseases in which unmet medical needs exist and that are aligned with our capabilities and expertise. We integrate the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design.

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

Recent Corporate Highlights

On June 3, 2014, we completed a successful public offering of 11.5 million shares of common stock at a price of $10.00 per share, following the release of the OPuS-1 clinical trial results. Net proceeds to us were approximately $106.6 million.

Peramivir

In December 2013, we submitted a NDA filing for i.v. peramivir to the FDA seeking an indication as the first i.v. neuraminidase inhibitor approved in the United States for the treatment of acute uncomplicated influenza in adults. The NDA submission includes results in over 2,700 subjects treated with peramivir in 27 clinical trials. On February 24, 2014, the FDA notified us that our NDA filing was accepted for review. The FDA is expected to take action on our application by December 23, 2014. The BARDA/HHS contract funding peramivir development expired on June 30, 2014. With the expiration of the Agreement, BARDA/HHS appropriated approximately $0.1 million to fund continued stability testing of peramivir, which will occur pursuant to a new contract executed on June 27, 2014.

We have continued to advance our plans to make peramivir available in the U.S. during the upcoming influenza season, pending FDA approval. BioCryst personnel and our contract manufacturer have continued to work with the FDA to meet the requirements for approval of the peramivir NDA. We have previously announced a Warning Letter and subsequent Form 483 received by our contract manufacturer that may have an impact on the NDA. While discussions with both the FDA and our contract manufacturer have taken place, further interactions are expected and necessary to provide further clarity regarding the peramivir NDA and the availability of peramivir for the upcoming influenza season.

BCX4161

In November 2013, we enrolled the first patient in a proof of concept Phase 2a clinical trial in patients with HAE (which we refer to as “OPuS-1” i.e., Oral ProphylaxiS-1). This clinical trial evaluated 400 mg of BCX4161 administered three times a day for 28 days in a randomized, placebo-controlled, two-period cross-over design. This trial was designed to provide proof of concept for oral kallikrein inhibition as a treatment strategy for HAE. Twenty-four HAE patients who have a high frequency of attacks (more than one per week) were enrolled. The primary goals for the trial were to estimate the degree efficacy of BCX4161 in reducing the frequency of angioedema attacks, and to evaluate the safety and tolerability of 28 days of BCX4161 treatment.

On May 27, 2014, we announced that the OPuS-1 trial met its primary efficacy endpoint, several secondary endpoints and all other objectives established for the trial. Each of the twenty-four patients dosed in the study completed the trial. The primary efficacy endpoint for the trial was the by-subject difference in mean angioedema attack rate on BCX4161 compared to placebo. Treatment with BCX4161 demonstrated a statistically significant mean attack rate reduction of 0.45 attacks per week versus placebo, p< 0.001. The mean attack rate per week was 0.82 on BCX4161 treatment, compared to 1.27 on placebo.

We have completed our planned 13 week animal toxicity studies and are advancing plans for the OPuS-2 clinical trial to evaluate the efficacy and safety of BCX4161 in patients with HAE. In addition to standard clinical trial preparation activities, we are transitioning from a hard gel dosage formulation used in OPuS-1 to a soft gel formulation expected to be used in OPuS-2. Currently, we are waiting for feedback from the FDA regarding our proposed OPuS-2 clinical trial protocol.

2nd generation HAE compounds

In December 2013, we announced the selection of two optimized plasma kallikrein inhibitors to advance into preclinical development as potential once-daily, oral treatments for the prevention of HAE attacks. The second generation discovery program met all its goals of improving bioavailability and selectivity while maintaining potency compared to BCX4161. Nonclinical pharmacokinetics of these drug candidates continue to support the opportunity for once-daily dosing for the prevention of HAE attacks. Furthermore, we have continued to develop additional second generation candidates with the intention of providing ample second generation opportunities and with the intention of creating a broad scope around the second generation drug discovery portfolio. Nonclinical development including pharmacology and IND-enabling toxicology studies continue to progress as planned, with the goal of starting phase 1 clinical studies in the first half of 2015.

BCX4430

In September 2013, NIAID/HHS contracted with us for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, awarded us a contract for up to $22.0 million, if all contract options are exercised. The goals of this contract are to file IND applications for i.v. and i.m. administration of BCX4430 for the treatment of Marburg virus disease and to conduct an initial Phase 1 human clinical trial, As of June 30, 2014, a total of $9.4 million of contract options has been awarded under this contract.

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

Results of Operations (three months ended June 30, 2014 compared to the three months ended June 30, 2013)

For the three months ended June 30, 2014, total revenues were $1.5 million as compared to $0.8 million for the three months ended June 30, 2013. The increase in revenue relates to reimbursement of expenses under the BCX4430 development contract with NIAID/HHS awarded in September 2013 partially offset somewhat by lower collaborative revenue from BARDA/HHS due to a decline in reimbursable peramivir expenses. Revenues in the second quarter of 2014 included $0.1 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $1.1 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the second quarter of 2013 included $0.1 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $0.4 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development (“R&D”) expenses decreased to $11.1 million for the second quarter of 2014 from $11.5 million in 2013. This decrease is due primarily to a $5.0 million non-cash write-off that occurred in the second quarter of 2013. The relative decrease in 2014 R&D expenses, as compared to 2013, was mostly offset by increased R&D expenses associated with our HAE programs and the vesting of performance-based stock options associated with positive OPuS-1 results. We recorded a $2.2 million non-cash compensation charge in the second quarter of 2014 as a result of the vesting of these stock options. Approximately, $1.9 million of this compensation charge was reflected as a R&D expense.

General and administrative expenses increased to $2.0 million for the second quarter of 2014 from $1.4 million in 2013. The increase of $0.6 million was primarily due to additional costs associated with unrestricted grants awarded to the U.S. and International HAE societies.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction in March 2011 was $1.2 million in the second quarter of each of 2014 and 2013. In addition, a mark-to-market loss of $1.8 million was recognized in the second quarter of 2014 related to our foreign currency hedge, compared to a mark-to-market gain of $1.1 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods.

Results of Operations (Six months ended June 30, 2014 compared to the six months ended June 30, 2013)

For the six months ended June 30, 2014, total revenues increased to $4.9 million compared to $4.4 million for the six months ended June 30, 2013. The increase in 2014 was primarily due to increased collaboration revenue associated with the BCX4430 NIAID/HHS development contract. Revenues in the first six months of 2014 included $1.9 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $2.4 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and peramivir and $0.6 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the first six months of 2013 included $2.0 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $1.8 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of peramivir and $0.6 million associated with collaborative revenue amortization from other corporate partnerships.

R&D expenses increased to $20.3 million for the six months of 2014 from $18.7 million in the same six months of the prior year. The increase in 2014 expenses was primarily due to the stock option compensation charge associated with our positive OPuS-1 results and increased spending associated with the Company’s HAE programs, partially offset by the 2013 write-off mentioned above.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
R&D expenses by program:
BCX4161	$4,478	$3,531	$8,813	$6,225
BCX4430	1,924	1,161	3,674	2,456
2nd generation HAE compounds	2,560	—	3,920	—
Peramivir	666	834	1,361	2,281
Ulodesine	4	5,221	4	5,568
BCX5191	—	—	—	475
Other research, preclinical and development costs	1,435	780	2,478	1,737

Total R&D expenses	$11,067	$11,527	$20,250	$18,742

General and administrative expenses increased to $3.6 million for the first six months of 2014 compared to $3.0 million in the same period of the prior year. The increase of $0.6 million was due to additional administrative costs associated with unrestricted grants awarded to the U.S. and International HAE societies.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction in March 2011 was $2.5 million for the first six months of 2014 compared to $2.3 million in the same period of the prior year. In addition, a mark-to-market loss of $3.4 million was recognized in the first six months of 2014 related to our foreign currency hedge, established in conjunction with the royalty monetization, compared to a mark-to-market gain of $3.1 million in the same period in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2014 operating expenses to exceed our 2014 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including government contracts; and to a lesser extent, the PhaRMA Notes financing. In August 2013, we raised $18.5 million in net proceeds derived from the sale of 4.6 million shares of common stock at $4.40 per share in a public offering. In September 2013, NIAID/HHS awarded us a $22.0 million contract for the development of BCX4430 as a treatment for Marburg virus disease. The total option funding awarded under the contract to date is $9.4 million. In June 2014, we raised $106.6 million in net proceeds derived from the sale of 11.5 million shares of common stock at $10.00 per share in a public offering. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of June 30, 2014, we had net working capital of $93.3 million, an increase of approximately $66.4 million from $26.9 million at December 31, 2013. The increase in working capital was principally due to $106.6 million of proceeds from our June 2014 public offering and $4.1 million of proceeds from the exercise of stock options, partially offset by our normal operating expenses associated with the development of our product candidates and the reclassification of the PhaRMA Notes to current liabilities. Our principal sources of liquidity at June 30, 2014 were approximately $121.7 million in cash and cash equivalents, approximately $11.2 million in investments considered available-for-sale, and approximately $0.8 million in BARDA/HHS and NIAID/HHS receivables. Based upon information available at June 30, 2014, we expect the RAPIACTA royalty stream from Shionogi, our partner in Japan, will be insufficient to pay the accrued interest in arrears on our non-recourse PhaRMA Notes by the September 1, 2014 payment date. If the royalty stream is insufficient to pay the interest in arrears, an event of default will occur with respect to the PhaRMA Notes. Accordingly, we have classified the PhaRMA Notes and related accrued interest as current liabilities on our balance sheet. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the Company believes the primary impact to us would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, we may incur costs associated with liquidating a related currency hedge agreement, which would no longer be required in the event of a foreclosure or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are obligations Royalty Sub, we do not currently expect that an event of default on the PhaRMA Notes will have a significant impact on our future results of operations or cash flows.

We anticipate our cash and investments will fund our operations beyond fiscal 2015.

We intend to contain costs and minimize cash flow requirements by closely managing our third party costs and headcount, leasing scientific equipment and facilities, contracting with other parties to conduct certain research and development projects and using consultants. We expect to incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities, primarily related to our clinical trial activity. We may incur additional expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical programs advance through later stages of development. The objective of our investment policy is to ensure the safety and preservation of invested funds, as well as maintaining liquidity sufficient to meet cash flow requirements. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of our credit exposure. We have not realized any significant losses on our investments.

We plan to finance our needs principally from the following:

•	lease or loan financing and future public or private equity financing;

•	our existing capital resources and interest earned on that capital;

•	payments under our contracts with BARDA/HHS and NIAID/HHS;

•	commercial and government sales of our product candidates, if any, if they receive regulatory approval; and

•	payments under collaborative and licensing agreements with corporate partners.

As our programs continue to advance, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements and additional personnel resources and testing required for the continuing development of our product candidates, will consume significant capital resources and will increase our expenses. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our product candidates, the amount and timing of funding we receive from NIAID/HHS for BCX4430, the amount of funding or assistance, if any, we receive from other governmental agencies or other new partnerships with third parties for the development of our product candidates, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates and the progression of our other programs.

With the funds available at June 30, 2014, we expect these resources will be sufficient to fund our operations beyond 2015. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events in the future. In order to continue our operations beyond 2016, we will need to: (1) successfully secure or increase U.S. Government funding of our programs; (2) out-license rights to certain of our product candidates, pursuant to which the we would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. Additionally, we retain the ability to offer for sale approximately $10 million of securities, including common stock, preferred stock, debt securities, depositary shares and warrants from an effective shelf registration statement, which we filed with the SEC on November 6, 2013.

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

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital in the future. Additional funding, whether through additional sales of equity or debt securities, collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and existing government contracts specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates as well as the rate of reimbursement by U.S. Government agencies of BCX4430 expenses and any future decisions regarding the future of the peramivir and BCX4430 programs. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; and the level of required administrative support for our daily operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we do not have any unconsolidated entities or off-balance sheet arrangements.

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

Accrued Expenses

We enter into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. We record liabilities under these contractual commitments when an obligation has been incurred. This accrual process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed and estimating the level of service performed and the associated cost when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to CROs and CMOs in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of our raw materials, drug substance and drug products; and

•	professional fees.

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

Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the income statement rather than as a reduction in expenses. Event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable. Any event payments received prior to satisfying these criteria are recorded as deferred revenue. Under our development contracts with BARDA/HHS and NIAID/HHS, revenue is recognized as reimbursable direct and indirect costs are incurred.

Product Sales

Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates.

Research and Development Expenses

Our research and development costs are charged to expense when incurred. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense when the related goods are delivered or the related services are performed. Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by CROs, materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. Most of our manufacturing and clinical and preclinical studies are performed by third-party CROs and CMOs. Costs for services performed by CROs and CMOs are accrued by us over the service periods specified in the contracts and estimates are adjusted, if required, based upon our on-going review of the level of services actually performed.

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

At June 30, 2014, we had deferred collaboration expenses of approximately $0.3 million. These deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners, and other consideration to our academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

We group our R&D expenses into two major categories: direct expenses and indirect expenses. Direct expenses consist of compensation for R&D personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes and manufacture the product candidate, conduct and manage clinical trials, as well as other costs related to our clinical and preclinical studies. These costs are accumulated and tracked by program. Indirect expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. These costs apply to work on our clinical and preclinical candidates as well as our discovery research efforts.

Stock-Based Compensation

All share-based payments, including grants of stock option awards and restricted stock awards, are recognized in our Consolidated Statements of Comprehensive Loss based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term. We utilize the Black-Scholes option-pricing model to value our awards and recognize compensation expense on a straight-line basis over the vesting periods. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, we have outstanding performance-based stock options for which no compensation expense is recognized until achievement of the performance condition has been determined to have occurred. At the time of vesting, compensation expense will be recognized. Significant management judgment is also required in determining estimates of future stock price volatility and forfeitures to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark-to-market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the six months ended June 30, 2014 resulted in a $3.4 million loss. Mark-to-market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of June 30, 2014, $2.7 million of collateral was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•
the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts, including the OPuS-2 clinical trial and other planned trials and development for BXC4161 or any other HAE compounds;

•	the potential funding from our contract with NIAID/HHS for the development of BCX4430;

•	the FDA approval of peramivir;

•	peramivir approval and/or supply, which could be limited or delayed due to regulatory issues at our CMO;

•	the potential for a stockpiling order or profit from any order of peramivir;

•	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the further preclinical or clinical development and commercialization of our product candidates, including our HAE programs, as well as peramivir, BCX4430, and small molecule drug discovery programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations or licenses related to our drug candidates;

•	plans, programs, progress and potential success of our collaborations, including Mundipharma for forodesine and Shionogi and Green Cross for peramivir in their territories;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the expected effect on us of any event of default with respect to the PhaRMA Notes by Royalty Sub;

•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements and our needs for additional financing, including our financial outlook for the remainder of 2014;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to raise additional capital to fund our operations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The clinical trial process is complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have a reasonable commercial potential. We may suffer significant setbacks in pivotal clinical trials, even after earlier clinical trials show promising results. Clinical trials may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any of our product candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective and have acceptable commercial viability. Regulatory authorities may interrupt, delay or halt clinical trials for a product candidate for any number of reasons.

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

Clinical trials are lengthy and expensive. We or our partners incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet we cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrollment. Lack of adequate drug supply or delays in patient enrollment, including in our planned clinical trials for HAE, can result in increased costs and longer development times. Even if we or our partners successfully complete clinical trials for our product candidates, we or our partners might not file the required regulatory submissions in a timely manner and may not receive regulatory approval for the product candidate, including with respect to our NDA filing for peramivir.

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

As our programs advance, our costs are likely to increase. Our current and planned clinical trials plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our product candidates will consume significant capital resources. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to raise additional capital; the development progress of our collaborative agreements for our product candidates; the amount of funding we receive from NIAID/HHS or other government agencies for BCX4430 or from other new partnerships with third parties for the development of our product candidates, including ulodesine or BCX4161; the amount or profitability of any orders for peramivir or BCX4430 by any government agency or other party; the progress and results of our current and proposed clinical trials for our most advanced drug product candidates, including BCX4161; the progress made in the manufacturing of our lead products and the progression of our other programs. We expect that we will be required to enter into one or more acceptable partnership arrangements in order to complete the development of ulodesine for the treatment of gout.

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

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including the NDA filing for peramivir, the progress of the BCX4161 OPuS-2 formulation, the progress, timeline and ultimate outcome of the OPuS-2 clinical trial of BCX4161, progress of our second generation HAE compounds, and funding for and continued successful development of BCX4430. In addition, constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash, which if severe and sustained could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

If NIAID/HHS was to eliminate, reduce or delay funding from our contracts, this would have a significant negative impact on our revenues and cash flows.

Our projections of revenues and incoming cash flows are substantially dependent upon NIAID/HHS reimbursement for the costs related to our BCX4430 program. If NIAID/HHS was to eliminate, reduce or delay the funding for these programs or disallow some of our incurred costs, we would have to obtain additional funding for continued development or regulatory registration for these product candidates or significantly reduce or stop the development effort. Further, BARDA/HHS and NIAID/HHS may challenge actions that we have taken or may take under our contracts, which could negatively impact our operating results and cash flows.

In contracting with BARDA/HHS and NIAID/HHS, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or if we are found to be in violation could result in contract termination. U.S. Government contracts typically contain extraordinary provisions that would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e., federal acquisition regulation clauses), and the ability to terminate without cause. In addition, U.S. Government contracts are subject to an in-process review, where the U.S. Government will review the project and its options under the contract. As such, we may be at a disadvantage as compared to other commercial contracts. U.S. Government contracts are subject to audit and modification by the government at its sole discretion. If the U.S. Government terminates any of its contracts with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, significant negative impact on our cash flows and operations could result.

Our government contracts with BARDA/HHS and NIAID/HHS have special contracting requirements, which create additional risks of reduction or loss of funding.

We have recently completed work under a contract with BARDA/HHS for the advanced development of our neuraminidase inhibitor, peramivir. We also have entered into a contract with NIAID/HHS for the development of BCX4430 as a treatment for Marburg virus disease. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or, if we are found to be in violation, could result in contract termination. U.S. Government contracts typically contain extraordinary provisions that would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e., federal acquisition regulation clauses), and the ability to terminate without cause. In addition, U.S. Government contracts are subject to the in-process review described above. As such, we may be at a disadvantage as compared to competitors that do not rely on U.S. Government contracts.

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

The U.S. Government may terminate its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries. In the event of termination or upon expiration of a contract, the U.S. Government may dispute wind down and termination costs and may question prior expenses under the contract and deny payment of those expenses. Should we choose to challenge the U.S. Government for denying certain payments under a contract, such a challenge could subject us to substantial additional expenses which we may or may not recover. Further, if the U.S. Government terminates its contracts with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, significant negative impact on our cash flows and operations could result.

As a U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Audits conducted by the U.S. Government for the BARDA/HHS contract have been performed and concluded through fiscal 2009; all subsequent fiscal years are still open and auditable. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contracts prospectively. In addition, in the event BARDA/HHS or NIAID/HHS determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, BARDA/HHS or NIAID/HHS would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. Government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.

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

•
many competitors are more experienced and have significantly more resources, and their products could reach the market faster, be more cost effective or have a better efficacy or tolerability profile than our product candidates;

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

To the extent that peramivir is used as a treatment for influenza, there can be no assurance that it will prove to be generally safe, well-tolerated and effective. Emergency use of peramivir may create certain liabilities for us. There is no assurance that we or our manufacturers will be able to fully meet the demand for peramivir in the event of additional orders. Further, we may not achieve a favorable price for additional orders of peramivir in the United States or in any other country. Our competitors may develop products that could compete with or replace peramivir. We may face competition in markets where we have no existing intellectual property protection or are unable to successfully enforce our intellectual property rights.

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

For example, our drug product manufacturer for peramivir has been issued a Warning Letter and a Form 483 from the FDA, and failure to adequately address the observations made in the Form 483 may result in the unavailability or low supply of peramivir in the United States during the 2014-2015 influenza season in the event of an FDA approval of peramivir.

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

In March 2011, our wholly-owned subsidiary Royalty Sub issued $30.0 million in aggregate principal amount of PhaRMA Notes. The PhaRMA Notes are secured principally by (i) certain royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from us the rights to market peramivir in Japan and, if approved for commercial sale, Taiwan, (ii) rights to certain payments under a Japanese yen/U.S. dollar foreign currency hedge arrangement put into place by us in connection with the issuance of the PhaRMA Notes and (iii) the pledge by us of our equity interest in Royalty Sub. Payments from Shionogi to us under the Shionogi Agreement will generally not be available to us for other purposes until Royalty Sub has repaid in full its obligations under the PhaRMA Notes. Accordingly, these funds will be required to be dedicated to Royalty Sub’s debt service and not available to us for product development or other purposes. If the payments from Shionogi are insufficient for Royalty Sub to service its obligations under the PhaRMA Notes, an event of default would occur with respect to the PhaRMA Notes. If an event of default were to occur under the PhaRMA Notes, the holders of the PhaRMA Notes may foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs and we might otherwise be adversely affected.

If royalties from Shionogi are insufficient for Royalty Sub to make payments under the PhaRMA Notes or if an event of default occurs under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to pursue acceleration of the PhaRMA Notes and foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub, in which case we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes and we could otherwise be adversely affected.

Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub, is subject to numerous risks. Peramivir was first approved for marketing and manufacturing in Japan in October 2009 and has been offered for sale in Japan only since January 2010. As a result, there is very little sales history for peramivir in Japan, and there can be no assurance that peramivir will gain market acceptance in the Japanese market. In addition, Shionogi’s sales of peramivir are expected to be highly seasonal and vary significantly from year to year, and the market for products to treat or prevent influenza is highly competitive. Under our license agreement with Shionogi, Shionogi has control over the commercial process for peramivir in Japan and Taiwan. Royalty Sub’s ability to service the PhaRMA Notes may be adversely affected by, among other things, changes in or any termination of our relationship with Shionogi, reimbursement, regulatory, manufacturing and/or intellectual property issues, product returns, product recalls, product liability claims and allegations of safety issues, as well as other factors. In the event that for any reason Royalty Sub is unable to service its obligations under the PhaRMA Notes or an event of default were to occur under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to pursue acceleration of the PhaRMA Notes and foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs and we might otherwise be adversely affected.

On September 3, 2013, we paid $1.8 million of interest on the PhaRMA Notes from royalty payments received from RAPIACTA® sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of $2.4 million associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes indenture, if the amount available for payment is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing on September 3, 2013, we began accruing interest at 14% per annum on the interest shortfall of $2.4 million. In March 2014, we paid an additional $0.4 million of interest, bringing the shortfall down to $2.1 million as of March 31, 2014. In June 2014, we paid an additional $1.9 million of interest, bringing the shortfall down to $0.3 million as of June 30, 2014. Under the terms of the indenture relating to the PhaRMA Notes, the inability to pay the full amount of interest payable on September 3, 2013 will not constitute an event of default under the PhaRMA Notes unless we fail to pay such unpaid interest, plus interest thereon, on or prior to the next succeeding Payment Date for the PhaRMA Notes, which is September 1, 2014. Based upon information available at June 30, 2014, we expect the RAPIACTA® royalty stream to be insufficient to pay the interest in arrears due by September 1, 2014. Accordingly, we expect that an event of default will occur with respect to the non-recourse PhaRMA Notes at that time. As a result, we have classified the PhaRMA Notes issued by the Royalty Sub and accrued interest under the PhaRMA Notes as current liabilities as of June 30, 2014.

Shionogi’s failure to successfully market and commercialize peramivir in Japan would have a material adverse effect on Royalty Sub’s ability to service its obligations on the PhaRMA Notes.

The successful commercialization of peramivir in Japan depends on the efforts of Shionogi and is beyond the control of us or Royalty Sub. Sales by Shionogi depend on many factors, including the incidence and severity of seasonal influenza in Japan each year (both of which can vary very significantly from year to year), the perceived and actual efficacy and safety of peramivir, the experience of physicians and patients with peramivir, continued market acceptance, continued availability of supply, competition, sales and marketing efforts, governmental regulation, and pricing and reimbursement in Japan. Shionogi is responsible for the marketing and sale of peramivir in Japan, including with respect to the pricing of peramivir in that market. There are no minimum royalties, sales levels or other performance measures required of Shionogi under the Shionogi Agreement and Shionogi could in its sole discretion reduce or cease its sale efforts of peramivir in Japan, subject to its covenant in the Shionogi Agreement to use diligent efforts to commercialize peramivir in Japan. If Shionogi is unable to, or fails to, successfully market and commercialize peramivir, it would have a material adverse effect on Royalty Sub’s ability to service its obligations under the PhaRMA Notes and our ability to benefit from our equity interest in Royalty Sub.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a foreign currency hedge arrangement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the foreign currency hedge agreement, we may be required to pay a premium in the amount of $2.0 million in each year beginning in May 2014 and, provided the foreign currency hedge arrangement remains in effect, continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the foreign currency hedge arrangement) is such that the U.S. dollar is worth 100 yen or less. We will be required to mark-to-market our potential obligations under the currency hedge and post cash collateral, which may cause us to experience additional quarterly volatility in our operating results and cash flows as a result. Additionally, we may be required to pay significant premiums or a termination fee under the foreign currency hedge agreement entered into by us in connection with the issuance of the PhaRMA Notes. The Company is required to maintain a foreign currency hedge at 100 yen per dollar under the agreements governing the PhaRMA Notes.

If we or our partners do not obtain and maintain governmental approvals for our products under development, we or our partners will not be able to sell these potential products, which would significantly harm our business because we will receive no revenue.

We or our partners must obtain regulatory approval before marketing or selling our future drug products. If we or our partners are unable to receive regulatory approval and do not market or sell our future drug products, we will never receive any revenue from such product sales. In the United States, we or our partners must obtain FDA approval for each drug that we intend to commercialize. The process of preparing for and obtaining FDA approval may be lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation and export laws of the United States. The FDA has not approved any of our product candidates. Because of the risks and uncertainties in biopharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If the FDA delays regulatory approval of our product candidates, our management’s credibility, our company’s value and our operating results may suffer. Even if the FDA or foreign regulatory agencies approve a product candidate, the approval may limit the indicated uses for a product candidate and/or may require post-marketing studies.

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

We and our partners are performing research on or developing products for the treatment of several disorders including influenza, HAE, and recurrent/refractory peripheral T-cell lymphoma, as well as broad spectrum antivirals which may be developed as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai Co. Ltd.’s TARGRETIN® for cutaneous T-cell lymphoma and the current neuraminidase inhibitors marketed by GSK and Roche for influenza and CINRYZE® and FIRAZYR® for HAE, marketed by Shire Pharmaceuticals, Inc., and KALBITOR® for HAE, marketed by Dyax Corporation. Further, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and molecules in development in the fields of Purine Nucleoside Phosphorylase, influenza, HAE, and in other therapeutic areas where we have discovery and development efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

Compared to us, many of our competitors and potential competitors have substantially greater:

•	capital resources;

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	preclinical study and clinical testing experience;

•	manufacturing and marketing experience; and

•	production facilities.

Any of these competitive factors could impede our funding efforts, render technology and product candidates noncompetitive or eliminate or reduce demand for our product candidates.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of those rights would diminish.

Our success will depend in part on our ability and the abilities of our partners to obtain, protect and enforce viable intellectual property rights including but not limited to trade name, trademark and patent protection for our Company and its products, methods, processes and other technologies we may license or develop, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties both domestically and abroad. The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the United States Patent and Trademark Office (“USPTO”), the Patent Cooperation Treaty offices, nor the courts of the United States and other jurisdictions have consistent policies nor predictable rulings regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology and pharmaceutical patents. Further, we may not have worldwide patent protection for all of our product candidates and our intellectual property rights may not be legally protected or enforceable in all countries throughout the world. In some jurisdictions, some of our product candidates in certain programs, including our HAE program, may have short or no composition of matter patent life and we may therefore rely on orphan drug exclusivity or data exclusivity. There can be no assurance that we will obtain orphan drug exclusivity or data exclusivity in every jurisdiction. Further, in some jurisdictions, we may rely on formulation patents or method of use patents. Both the ability to achieve issuance and the enforcement of formulation and method of use patents can be highly uncertain and can vary from jurisdiction to jurisdiction, and such patents may therefore not adequately prevent competitors and potential infringers in some jurisdictions. The validity, scope, enforceability and commercial value of the rights protected by such patents, therefore, is highly uncertain.

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

Our success depends in part on avoiding the infringement of other parties’ patents and other intellectual property rights as well as avoiding the breach of any licenses relating to our technologies and products. In the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, avoiding patent infringement may be difficult and we may inadvertently infringe third-party patents or proprietary rights. These third parties could bring claims against us, our partners or our licensors that even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, our partners or our licensors, we or they could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we, our partners or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

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

If because of our use of hazardous materials, we violate any environmental controls or regulations that apply to such materials, we may incur substantial costs and expenses in our remediation efforts.

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

Risks relating to investing in our common stock

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

Several of our stockholders own greater than 5% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions.

Our stock price has been, and is likely to continue to be, highly volatile, which could result in the value of your investment in our common stock to decline significantly.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2014, the 52-week range of the market price of our stock was from $1.51 to $13.33 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales and issuances of securities may dilute your ownership interest and cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of July 31, 2014, there were 71,756,307 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

On November 6, 2013, we filed a shelf registration statement on Form S-3 with the SEC. This shelf registration statement has been declared effective and allows us to sell securities, including common stock, preferred stock, depository shares, stock purchase contracts, warrants and units, from time to time at prices and on terms to be determined at the time of sale. On June 3, 2014, we issued 11,500,000 shares of common stock for gross proceeds of $115.0 million under this $125 million shelf registration statement.

As of July 31, 2014, there were 9,205,336 stock options and restricted stock awards outstanding, 3,823,645 shares available for issuance under our Amended and Restated Stock Incentive Plan and 559,176 shares available for issuance under our Employee Stock Purchase Plan, and we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options and restricted stock awards and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Our board of directors has the authority to issue up to 4,800,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of those shares without further vote or action by our stockholders. The rights of the holders of any preferred stock that may be issued in the future may adversely affect the rights of the holders of common stock. The issuance of preferred stock could make it more difficult for third parties to acquire a majority of our outstanding voting stock.

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

We have never paid cash dividends on our stock. We currently intend to retain all future earnings, if any, for use in the operation of our business. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future

Item 6. Exhibits

See the Exhibit Index attached to this quarterly report and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 2014.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 8, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 8, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

10.1	Amended and Restated Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 5, 2014.

10.2	Amended and Restated Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 5, 2014.

10.3
Amendment #19 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated April 29, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 2, 2014.

10.4
Amendment #20 to the Agreement to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated May 30, 2014. . Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2014.

(10.5)†
Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. (Portions omitted pursuant to request for confidential treatment.)

(10.6)†
Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. (Portions omitted pursuant to request for confidential treatment.)

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

(101)
Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and six months ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

_________
( )	Filed or furnished herewith.
†	Confidential treatment requested.