Form 10-Q
period 2014-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2014-11-07
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________________

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of October 31, 2014 was 71,863,847.

BIOCRYST PHARMACEUTICALS, INC.

 INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements:	3
Consolidated Balance Sheets — September 30, 2014 and December 31, 2013	3
Consolidated Statements of Comprehensive Loss — Three and Nine Months Ended September 30, 2014 and 2013	4
Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2014 and 2013	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28
Part II. Other Information
Item 1A. Risk Factors	28
Item 6. Exhibits	42
Signatures	43
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2014 and December 31, 2013

(In thousands, except per share data)

	2014 (Unaudited)	2013 (Note 1)
Assets
Cash and cash equivalents	$121,157	$21,164
Restricted cash	150	151
Investments	5,977	16,891
Receivables	3,238	2,115
Prepaid expenses and other current assets	4,546	1,725
Deferred collaboration expense	76	75

Total current assets	135,144	42,121
Investments	302	2,582
Furniture and equipment, net	210	306
Deferred collaboration expense	192	237
Other assets	1,277	3,620

Total assets	$137,125	$48,866

Liabilities and Stockholders’ Equity
Accounts payable	$2,266	$4,174
Accrued expenses	11,252	5,742
Interest payable	4,824	3,867
Deferred collaboration revenue	1,481	1,473
Non-recourse notes payable	30,000	-

Total current liabilities	49,823	15,256
Deferred collaboration revenue	3,848	4,736
Non-recourse notes payable	-	30,000
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	-	-
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 71,861 in 2014 and 59,092 in 2013	719	591
Additional paid-in capital	538,959	420,988
Accumulated other comprehensive income	2	4
Accumulated deficit	(456,226)	(422,709)

Total stockholders’ equity (deficit)	83,454	(1,126)

Total liabilities and stockholders’ equity	$137,125	$48,866

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Periods Ended September 30, 2014 and 2013

(In thousands, except per share data-Unaudited)

	Three Months		Nine Months
	2014	2013	2014	2013
Revenues
Royalty	$5	$8	$1,951	$2,042
Collaborative and other research and development	3,233	2,381	6,211	4,722
Total revenues	3,238	2,389	8,162	6,764
Expenses
Research and development	13,036	7,735	33,286	26,477
General and administrative	1,812	1,579	5,413	4,589
Royalty	-	-	78	81
Total operating expenses	14,848	9,314	38,777	31,147
Loss from operations	(11,610)	(6,925)	(30,615)	(24,383)
Interest and other income	14	18	50	72
Interest expense	(1,217)	(1,191)	(3,684)	(3,536)
Gain on foreign currency derivative	4,082	97	732	3,168
Net loss	(8,731)	(8,001)	(33,517)	(24,679)
Basic and diluted net loss per common share	$(0.12)	$(0.14)	$(0.52)	$(0.46)
Weighted average shares outstanding	71,801	57,124	65,057	53,910
Unrealized loss on investments	(1)	(4)	(2)	(25)
Comprehensive loss	$(8,732)	$(8,005)	$(33,519)	$(24,704)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2014 and 2013

(In thousands-Unaudited)

	2014	2013
Operating activities
Net loss	$(33,517)	$(24,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137	247
Gain on disposal of furniture and equipment	-	(47)
Stock-based compensation expense	6,550	3,479
Amortization of debt issuance costs	329	329
Change in fair value of foreign currency derivative	(732)	(3,168)
Changes in operating assets and liabilities:
Receivables	(1,123)	2,193
Prepaid expenses and other assets	(29)	(559)
Deferred collaboration expense	45	5,120
Accounts payable and accrued expenses	3,602	(4,925)
Interest payable	957	736
Deferred collaboration revenue	(880)	(741)

Net cash used in operating activities	(24,661)	(22,015)
Investing activities
Acquisitions of furniture and equipment	(41)	(26)
Proceeds from sale of furniture and equipment	-	50
Change in restricted cash	1	158
Purchases of investments	(15,852)	(15,232)
Sales and maturities of investments	29,000	13,845

Net cash provided by (used in) investing activities	13,108	(1,205)
Financing activities
Sale of common stock, net	106,600	23,648
Exercise of stock options	4,636	1,317
Employee stock purchase plan sales	310	124
Receipt of foreign currency derivative collateral	-	3,290

Net cash provided by financing activities	111,546	28,379
Increase in cash and cash equivalents	99,993	5,159
Cash and cash equivalents at beginning of period	21,164	20,891

Cash and cash equivalents at end of period	$121,157	$26,050

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

Based on its current operating plans, the Company expects it has sufficient liquidity, with its existing cash and investments of $127,586, to continue its planned operations into 2016. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations beyond 2016 it will need to: (1) successfully secure or increase U.S. Government funding of its programs; (2) out-license rights to certain of its product candidates, pursuant to which the Company would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

Reclassifications

In the first quarter of 2014, the Company changed its classification of legal costs associated with its patents. This change resulted in $242 and $639 of legal expenses being reclassified from research and development expense to general and administrative expense for the three and nine months ended September 30, 2013, respectively. This reclassification had no effect on previously reported total operating expenses or net loss amounts.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of September 30, 2014 represents cash the Company is required to maintain in an interest bearing certificate of deposit to serve as collateral for a corporate credit card program.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At September 30, 2014, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs.

	September 30, 2014
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$1,277	$2	$1	$-	$1,280
Commercial paper	4,998	-	1	-	4,999
Total investments	$6,275	$2	$2	$-	$6,279

	December 31, 2013
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$4,899	$1	$1	$-	$4,901
Corporate debt securities	8,528	47	2	1	8,576
Commercial paper	5,994	-	2	-	5,996
Total investments	$19,421	$48	$5	$1	$19,473

The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2014 and December 31, 2013.

	2014	2013
Maturing in one year or less	$5,977	$16,891
Maturing after one year through two years	302	2,582
Total investments	$6,279	$19,473

Receivables

Receivables are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services or royalty receivables from Shionogi & Co. Ltd. At September 30, 2014 and December 31, 2013, the Company had the following receivables.

	September 30, 2014
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$474	$2,764	$3,238
Shionogi & Co. Ltd.	-	-	-
Total receivables	$474	$2,764	$3,238

	December 31, 2013
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$90	$1,573	$1,663
Shionogi & Co. Ltd.	452	-	452
Total receivables	$542	$1,573	$2,115

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

Accrued Expenses

The Company generally enters into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when it determines an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with applicable Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to Clinical Research Organizations (“CROs”) in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to Contract Manufacturing Organizations (“CMOs”) in connection with the production of our raw materials, drug substance and drug products; and

•	professional fees.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials, including manufacturing drug substance, on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Accrued expenses as of September 30, 2014 and December 31, 2013 included $5,090 and $2,210, respectively, of research and development costs.

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

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on investments available-for-sale and is disclosed as a separate component of stockholders’ equity. No reclassifications out of accumulated other comprehensive (loss) income were recorded during the nine months ended September 30, 2014 and 2013.

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

Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Milestone payments are recognized as revenue upon the achievement of specified events if (1) the milestone is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable. Any milestone payments received prior to satisfying these criteria are recorded as deferred revenue. Under the Company’s contracts with the U.S. Department of Health and Human Services, specifically with the Biomedical Advanced Research and Development Authority (“BARDA/HHS”), and the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”), revenue is recognized as reimbursable direct and indirect costs are incurred. The Company’s advanced development contract with BARDA/HHS for the development of peramivir expired on June 30, 2014 according to its terms.

Product Sales

Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates.

The Company recorded the following revenues for the three and nine months ended September 30, 2014 and 2013:

	Three Months		Nine Months
	2014	2013	2014	2013
Royalty revenue	$5	$8	$1,951	$2,042
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	2,937	2,085	5,323	3,834
Shionogi (Japan)	296	296	888	888

Total revenues	$3,238	$2,389	$8,162	$6,764

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

Stock-Based Compensation

All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in the Company’s Consolidated Statements of Comprehensive Loss based on their fair values. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The fair value of restricted stock unit awards is based on the grant date closing price of the common stock. Stock-based compensation cost is recognized as expense on a straight-line basis over the requisite service period of the award. For stock option awards with performance conditions, the Company recognizes compensation expense at the time at which the underlying performance condition has been determined to have occurred.

Interest Expense and Deferred Financing Costs

Interest expense for the three months and nine months ended September 30, 2014 and 2013 was $1,217 and $1,191, respectively, and $3,684 and $3,536, respectively, and relates to the issuance of the PhaRMA Notes (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other current assets on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $110 for each of the three months ended September 30, 2014 and 2013, and $329 for each of the nine months ended September 30, 2014 and 2013.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement (defined in Note 4) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the nine months ended September 2014 and 2013 resulted in gains of $732 and $3,168, respectively. Mark-to-market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on thresholds defined in the Currency Hedge Agreement. No hedge collateral was posted under the agreement as of September 30, 2014 and December 31, 2013.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended September 30, 2014 and 2013 does not include 5,602 and 2,783, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2014 and 2013 does not include 5,288 and 1,731, respectively, of such potential common shares, as their impact would be anti-dilutive.

 Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Concentration of Market Risk

The reimbursement of BCX4430 development expenses is a significant source of revenue and one which has an underlying cash flow stream. This revenue and cash flow is earned under a cost-plus-fixed-fee contract with NIAID/HHS. The Company relies on NIAID/HHS to reimburse predominantly all of the development costs for its BCX4430 program. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion and/or termination of this program/collaboration could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows.

In addition, the Company also recognizes royalty revenue from the net sales of RAPIACTA®; however, the underlying cash flow from these royalty payments goes directly to pay the interest, and then the principal, on the non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. The RAPIACTA royalty stream from Shionogi & Co. Ltd, (“Shionogi”), the Company’s partner in Japan, was insufficient to pay the accrued interest in arrears on the non-recourse PhaRMA Notes by the September 1, 2014 payment date resulting in an event of default with respect to the PhaRMA Notes. Accordingly, the Company has classified the PhaRMA Notes and related accrued interest as current liabilities on its balance sheet as of September 30, 2014. As a result of the event of default, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, foreclose on the collateral securing the PhaRMA Notes and the Company’s equity interest in Royalty Sub and exercise other remedies available to them under the indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to the Company following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the Company believes the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating a related Currency Hedge Agreement, which would no longer be required in the event of foreclosure or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are obligations of Royalty Sub, the Company does not currently expect the event of default on the PhaRMA Notes to have a significant impact on the Company’s future results of operations or cash flows.

The Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

Credit Risk

Cash equivalents and investments are financial instruments which potentially subject the Company to concentration of risk to the extent recorded on the Consolidated Balance Sheets. The Company deposits excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits. The Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. To minimize the exposure due to adverse shifts in interest rates, the Company maintains a portfolio of investments with an average maturity of approximately 18 months or less. The majority of the Company’s receivables are due from the U.S. Government, for which there is no assumed credit risk.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15 – Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date.  Disclosures are required if conditions give rise to substantial doubt.  This standard is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted and companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12 – Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which provides explicit guidance for the accounting treatment for these types of awards. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

 Note 2 — Stock-Based Compensation

As of September 30, 2014, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”), both which were amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $6,550 ($6,388 of expense related to the Incentive Plan and $162 of expense related to the ESPP) was recognized during the first nine months of 2014, while $3,479 ($3,404 of expense related to the Incentive Plan and $75 of expense related to the ESPP) was recognized during the first nine months of 2013.

There was approximately $10,770 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock unit awards granted by the Company as of September 30, 2014. That cost is expected to be recognized as follows: $1,398 during the remainder of 2014, $3,940 in 2015, $2,807 in 2016, $2,340 in 2017 and $285 in 2018. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until achievement of the performance condition has been determined to have occurred.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees generally vest 25% each year until fully vested after four years. In January 2013, the Company made retention grants of stock option awards and restricted stock unit awards. These awards vest 50% each year until fully vested after two years. In August 2013, the Company issued 1,032 performance-based stock options that vest upon successful completion of specific development milestones. Following successful completion of the OPuS-1 clinical trial, 25% of the outstanding performance awards vested during the second quarter of 2014. As of September 30, 2014 and based on the information available at that time, 75% of the August 2013 performance awards remain unvested and no compensation expense has been recognized for this portion of the performance-based grant awards. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2013	1,082	8,986	$4.99
Plan amendment	3,750	-	-
Restricted stock unit awards granted	(593)	-	-
Restricted stock unit awards cancelled	-	-	-
Stock option awards granted	(614)	614	10.78
Stock option awards exercised	-	(1,165)	4.86
Stock option awards cancelled	88	(88)	8.83
Balance September 30, 2014	3,713	8,347	$5.39

For stock option awards granted under the Incentive Plan during the first nine months of 2014 and 2013, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first nine months of 2014 and 2013 was $8.19 and $2.10, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first nine months of 2014 and 2013. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2014	2013
Expected Life in Years	5.5	5.0
Expected Volatility	87%	85%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	1.6%	0.9%

Employee Stock Purchase Plan

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 538 shares remain available for purchase at September 30, 2014. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 49 shares during the first nine months of 2014 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). In January 2007, the U.S. Department of Health and Human Services (“BARDA/HHS”) awarded the Company a $102,661 contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to increase funding by $77,191. On February 24, 2011, the Company announced that BARDA/HHS had awarded it a $55,000 contract modification, intended to fund completion of the Phase 3 development of intravenous (“i.v.”) peramivir for the treatment of patients hospitalized with influenza. This contract modification brought the total award from BARDA/HHS to $234,852 and provided funding to support the filing of a new drug application (“NDA”) to seek regulatory approval for i.v. peramivir in the U.S. The contract expired on June 30, 2014 according to its terms. In December 2013, BioCryst submitted a NDA filing for i.v. peramivir to the U.S. Food & Drug Administration (“FDA”) seeking an indication as the first i.v. neuraminidase inhibitor approved in the U.S. for the treatment of acute uncomplicated influenza in adults. On February 24, 2014, the FDA notified the Company its NDA submission had been accepted for review. The FDA is expected to take action on the application by December 23, 2014. If approved, peramivir will be commercialized in the U.S. under the trade name RAPIVABTM.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of BCX4430 as a treatment for Marburg, and subsequently, Ebola virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to the Company. The total funding under this contract could be up to $28.7 million, if all contract options are exercised by NIAID/HHS, over a five year period. The goals of this contract are to file initial new drug (“IND”) applications for i.v. and intramuscular (“i.m.”) BCX4430 for the treatment of Marburg and Ebola virus diseases, and to conduct an initial Phase 1 human clinical trial. The aggregate $28.7 million contract and option funding supports the appropriate IND-enabling program and the initial clinical trial. A total of $22.3 million has been awarded under exercised options within the contract. BCX4430 is the lead compound in the Company’s broad spectrum antiviral (“BSAV”) research program.

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

In September 2013, Royalty Sub paid $1,844 of interest on the PhaRMA Notes from royalty payments received from RAPIACTA® sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of approximately $2,356 associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes Indenture, if the amount available for payment on any Payment Date is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2013, the Company began accruing interest at 14% per annum on the interest shortfall of $2,356. In March, June and August of 2014, Royalty Sub paid additional interest of $446, $1,882 and $70, respectively, bringing the shortfall down to $222 as of September 30, 2014. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the Company has classified the PhaRMA Notes and related accrued interest as current liabilities on its September 30, 2014 balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to the Company following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the Company believes the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub, the Company does not currently expect the event of default on the PhaRMA Notes to have a significant impact on the Company’s future results of operations or cash flows. In addition to the 2013 interest shortfall, Royalty Sub was unable to make the 2014 interest payment of $4,200 on the September 1, 2014 Payment Date. Accordingly, commencing in September 2014, the Company began accruing interest at 14% per annum on the 2014 interest shortfall of $4,200.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in gains of $4,082 and $97 for the three months ended September 30, 2014 and 2013, respectively and gains of $732 and $3,168 for the nine months ended September 30, 2014 and 2013, respectively. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of September 30, 2014, no collateral was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. The maximum amount of hedge collateral the Company would be required to post is $11,700. The Company is required to maintain a foreign currency hedge at 100 yen per dollar under the agreements governing the PhaRMA Notes.

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

Peramivir

In December 2013, we submitted an NDA filing for i.v. peramivir to the FDA seeking an indication as the first i.v. neuraminidase inhibitor approved in the United States for the treatment of acute uncomplicated influenza in adults. The NDA submission includes results in over 2,700 subjects treated with peramivir in 27 clinical trials. On February 24, 2014, the FDA notified us that our NDA filing was accepted for review. The FDA is expected to take action on our application by December 23, 2014. The BARDA/HHS contract funding peramivir development expired on June 30, 2014. With the expiration of the Agreement, BARDA/HHS appropriated approximately $0.1 million to fund continued stability testing of peramivir, which will occur pursuant to a new contract executed on June 27, 2014.

We have advanced our plans to make peramivir available in the U.S. during the upcoming influenza season, pending FDA approval. BioCryst personnel and our contract manufacturer have continued to work with the FDA to meet the requirements for approval of the peramivir NDA. We previously announced a Warning Letter and subsequent Form 483 received by our contract manufacturer that may have an impact on the NDA. While discussions with both the FDA and our contract manufacturer have taken place, further interactions are necessary to provide further clarity regarding the peramivir NDA and the availability of peramivir for the upcoming influenza season. A satisfactory FDA general Good Manufacturing Practice (“GMP”) inspection of the contract manufacturer’s plant, resulting in removal of Warning Letter status, is required for approval.

BCX4161

On May 27, 2014, we announced the results of a proof of concept Phase 2a clinical trial in patients with HAE (which we refer to as “OPuS-1” i.e., Oral ProphylaxiS-1). This clinical trial evaluated 400 mg of BCX4161 administered three times a day for 28 days in a randomized, placebo-controlled, two-period cross-over design. This trial was designed to provide proof of concept for oral kallikrein inhibition as a treatment strategy for HAE. Twenty-four HAE patients who have a high frequency of attacks (more than one per week) were enrolled. The primary goals for the trial were to estimate the degree efficacy of BCX4161 in reducing the frequency of angioedema attacks and to evaluate the safety and tolerability of 28 days of BCX4161 treatment.

The OPuS-1 trial met its primary efficacy endpoint, several secondary endpoints and all other objectives established for the clinical trial. Each of the twenty-four patients dosed in the study completed the trial. The primary efficacy endpoint for the trial was the by-subject difference in mean angioedema attack rate on BCX4161 compared to placebo. Treatment with BCX4161 demonstrated a statistically significant mean attack rate reduction of 0.45 attacks per week versus placebo, p< 0.001. The mean attack rate per week was 0.82 on BCX4161 treatment, compared to 1.27 on placebo.

We have completed our planned 13-week animal toxicity studies and activities are underway to initiate the OPuS-2 clinical trial to evaluate the efficacy and safety of 12 weeks of BCX4161 treatment in patients with HAE. In addition to standard clinical trial preparation activities, we are transitioning from a hard gel dosage formulation used in OPuS-1 to a soft gel formulation expected to be used in OPuS-2. We have received and incorporated feedback from the FDA into our proposed OPuS-2 clinical trial protocol, which is a 12-week, three-arm parallel cohort design trial to evaluate the efficacy and safety of two different dose regimens, 300mg and 500mg, compared to placebo. In addition, the chronic toxicology program required to support chronic administration of BCX4161 in HAE patients is now underway.

2nd generation HAE compounds

In December 2013, we announced the selection of two optimized plasma kallikrein inhibitors to advance into preclinical development as potential once-daily, oral treatments for the prevention of HAE attacks. The second generation discovery program met all its goals of improving bioavailability and selectivity while maintaining potency compared to BCX4161. Nonclinical pharmacokinetics of these drug candidates continue to support the opportunity for once-daily dosing for the prevention of HAE attacks. Furthermore, we have continued to develop additional second generation candidates with the intention of providing more second generation opportunities. Nonclinical development including pharmacology and IND-enabling toxicology studies, as well as drug manufacture, continue to progress as planned, with the goal of initiating Phase 1 testing in the first half of 2015.

BCX4430

In September 2013, NIAID/HHS contracted with us for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, awarded us a contract for up to $22.0 million. Since the initial award, NIAID/HHS expanded the scope of work to include the development of BCX4430 as a potential treatment for Ebola virus disease, increased the available funding under the contract, including an additional $6.7 million awarded in August, September and October 2014. To date, the total value of the contract is $28.7 million, if all contract options are exercised. The goals of this contract are to file IND applications for i.v. and i.m. administration of BCX4430 for the treatment of Marburg and Ebola virus disease and to conduct an initial Phase 1 human clinical trial. A total of $22.3 million of contract options has been awarded under this contract.

In September 2014, BioCryst participated in a consultation on potential Ebola therapies and vaccines hosted by the World Health Organization (“WHO”). The consultation was convened to gather expertise about the most promising experimental therapies and vaccines and their role in containing the Ebola outbreak in West Africa. At the request of the WHO, we furnished a one-page executive summary and a slide summary regarding our broad spectrum antiviral, BCX4430, as a drug candidate for the treatment of Ebola virus disease. These documents summarized the nonclinical disease model and safety research results; anticipated timelines for filing an IND with the FDA in order to commence human safety studies of BCX4430; and projections of potential BCX4430 drug supply.

Non-human primate (“NHP”) studies with BCX4430 have commenced to evaluate whether BCX4430 shows a meaningful benefit for survival in Ebola virus NHP disease models. A dose-ranging study of BCX4430 for the treatment of cynomolgus macaques infected with Ebola virus demonstrated a statistically significant prolongation of survival at the highest dose regimen tested; however, no animals survived past 21 days. An additional NIAID-funded study to evaluate BCX4430 in Rhesus macaques infected with Ebola virus will include a higher dose regimen of BCX4430, and is expected to start in November.

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

Results of Operations (three months ended September 30, 2014 compared to the three months ended September 30, 2013)

For the three months ended September 30, 2014, total revenues were $3.2 million as compared to $2.4 million for the three months ended September 30, 2013. The increase in revenue relates to reimbursement of expenses under the BCX4430 development contract with NIAID/HHS awarded in September 2013, partially offset by the absence of collaborative revenue from BARDA/HHS due to the expiration of the peramivir development contract. Revenues in the third quarter of 2014 included $2.9 million of reimbursement of collaborative expenses from NIAID/HHS related to the development of BCX4430 and $0.3 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the third quarter of 2013 included $2.1 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development (“R&D”) expenses increased to $13.0 million for the third quarter of 2014 from $7.7 million in 2013. This increase is due primarily to increased R&D expenses associated with the advancement of our HAE compounds and BCX4430 program, partially offset by decreased expenditures for peramivir development.

General and administrative expenses increased to $1.8 million for the third quarter of 2014 from $1.6 million in 2013. The increase of $0.2 million was primarily due to additional costs incurred in order to make peramivir available during the 2014-15 U.S. influenza season if the drug candidate receives regulatory approval from the FDA.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction was $1.2 million in the third quarter of 2014 and 2013. In addition, a mark-to-market gain of $4.1 million was recognized in the third quarter of 2014 related to our foreign currency hedge, compared to a mark-to-market gain of $0.1 million in the third quarter of 2013, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods.

Results of Operations (Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013)

For the nine months ended September 30, 2014, total revenues increased to $8.2 million compared to $6.8 million for the nine months ended September 30, 2013. The increase in 2014 was primarily due to increased collaboration revenue associated with the BCX4430 NIAID/HHS development contract, partially offset by lower collaborative revenue from BARDA/HHS due to a significant decline in reimbursable peramivir expenses. Revenues in the first nine months of 2014 included $2.0 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $5.3 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and peramivir and $0.9 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the first nine months of 2013 included $2.0 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $3.8 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of peramivir and $0.9 million associated with collaborative revenue amortization from other corporate partnerships.

R&D expenses increased to $33.3 million for the nine months of 2014 from $26.5 million in the same nine months of the prior year. The increase in 2014 expenses was primarily due to increased R&D expenses associated with the advancement of our HAE compounds and BCX4430 program as well as a stock option compensation charge associated with our positive OPuS-1 results and performance-based option grants, partially offset by a $5.0 million non-cash write-off of deferred collaboration costs that occurred in 2013 and by decreased expenditures for peramivir development.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
R&D expenses by program:
BCX4161	$4,822	$4,185	$13,634	$10,410
BCX4430	3,204	583	6,877	3,039
2nd generation HAE compounds	3,530	-	7,450	-
Peramivir	608	2,156	1,970	4,437
Ulodesine	10	154	15	5,721
BCX5191	-	-	-	473
Other research, preclinical and development costs	862	657	3,340	2,397

Total R&D expenses	$13,036	$7,735	$33,286	$26,477

General and administrative expenses increased to $5.4 million for the first nine months of 2014 compared to $4.6 million in the same period of the prior year. The increase of $0.8 million was primarily due to additional administrative costs associated with unrestricted grants awarded to the U.S. and International HAE societies and to costs incurred in order to make peramivir available during the 2014-15 U.S. influenza season if the drug candidate receives regulatory approval from the FDA.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction in March 2011 was $3.7 million for the first nine months of 2014 compared to $3.5 million in the same period in 2013. In addition, a mark-to-market gain of $0.7 million was recognized in the first nine months of 2014 related to our foreign currency hedge, established in conjunction with the royalty monetization, compared to a mark-to-market gain of $3.2 million in the same period in 2013, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2014 operating expenses to exceed our 2014 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including government contracts; and to a lesser extent, the PhaRMA Notes financing. In August 2013, we raised $18.5 million in net proceeds derived from the sale of 4.6 million shares of common stock at $4.40 per share in a public offering. In addition, in June 2014, we raised $106.6 million in net proceeds derived from the sale of 11.5 million shares of common stock at $10.00 per share in a public offering. In September 2013, NIAID/HHS awarded us a $22.0 million contract (that has been increased in value to $28.7 million if all options are exercised) for the development of BCX4430 as a treatment for Marburg virus disease and Ebola virus disease. The total amount of funding awarded under the contract to date is $22.3 million. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of September 30, 2014, we had net working capital of $85.3 million, an increase of approximately $58.4 million from $26.9 million at December 31, 2013. The increase in working capital was principally due to $106.6 million of proceeds from our June 2014 public offering and $4.6 million of proceeds from the exercise of stock options, partially offset by our normal operating expenses associated with the development of our product candidates and the reclassification of the PhaRMA Notes to current liabilities. Our principal sources of liquidity at September 30, 2014 were approximately $121.3 million in cash and cash equivalents, approximately $6.3 million in investments considered available-for-sale, and approximately $3.2 million in BARDA/HHS and NIAID/HHS receivables. The RAPIACTA royalty stream from Shionogi, our partner in Japan, was insufficient to pay the accrued interest in arrears on our non-recourse PhaRMA Notes by the September 1, 2014 Payment Date. As a result, an event of default with respect to the PhaRMA Notes occurred. Accordingly, we have classified the PhaRMA Notes and related accrued interest as current liabilities on our balance sheet. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the Company believes the primary impact to us would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, we may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of a foreclosure or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are obligations Royalty Sub, we do not currently expect that an event of default on the PhaRMA Notes will have a significant impact on our future results of operations or cash flows.

We anticipate our cash and investments will fund our operations into 2016.

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

We plan to finance our needs principally from the following:

•	lease or loan financing and future public or private equity financing;

•	our existing capital resources and interest earned on that capital;

•	payments under our contract with NIAID/HHS;

•	commercial and government sales of our product candidates, if any, if they receive regulatory approval;

•	payments under collaborative and licensing agreements with corporate partners.

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

With the funds available at September 30, 2014, we expect these resources will be sufficient to fund our operations beyond 2015. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events in the future. In order to continue our operations beyond 2016, we will need to: (1) successfully secure or increase U.S. Government funding of our programs; (2) out-license rights to certain of our product candidates, pursuant to which the we would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. Additionally, we retain the ability to offer for sale approximately $10 million of securities, including common stock, preferred stock, debt securities, depositary shares and warrants from an effective shelf registration statement, which we filed with the SEC on November 6, 2013.

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

Financial Outlook for 2014

Based upon current trends, assumptions and our development plans, we expect our 2014 operating cash usage to be in the lower end of our previously guided range of $35 to $43 million, and expect our total 2014 operating expenses to be within the range of $48 to $59 million. Our operating expense range excludes stock-based compensation expense due to the difficulty in accurately projecting this expense, as it is significantly impacted by the volatility and price of the Company’s stock, as well as the vesting of the Company’s outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, sale of stock in the marketplace, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of September 30, 2014, we do not have any unconsolidated entities or off-balance sheet arrangements.

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

Accrued Expenses

We enter into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. We record liabilities under these contractual commitments when an obligation has been incurred. This accrual process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed and estimating the level of service performed and the associated cost when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to CROs in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to CMOs in connection with the production of our raw materials, drug substance and drug products; and

•	professional fees.

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

Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Milestone payments are recognized as revenue upon the achievement of specified events if (1) the milestone is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable. Any milestone payments received prior to satisfying these criteria are recorded as deferred revenue. Under the Company’s contracts with the U.S. Department of Health and Human Services, specifically with the Biomedical Advanced Research and Development Authority (“BARDA/HHS”), and the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”), revenue is recognized as reimbursable direct and indirect costs are incurred. The Company’s advanced development contract with BARDA/HHS for the development of peramivir expired on June 30, 2014 according to its terms.

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

At September 30, 2014, we had deferred collaboration expenses of approximately $0.3 million. These deferred expenses were sub-license payments, paid to our academic partners upon receipt of consideration from various commercial partners, and other consideration to our academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

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

Stock-Based Compensation

All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in our Consolidated Statements of Comprehensive Loss based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term. We utilize the Black-Scholes option-pricing model to value our awards and recognize compensation expense on a straight-line basis over the vesting periods. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, we have outstanding performance-based stock options for which no compensation expense is recognized until achievement of the performance condition has been determined to have occurred. At the time of vesting, compensation expense will be recognized. Significant management judgment is also required in determining estimates of future stock price volatility and forfeitures to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Foreign Currency Hedge

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2014 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreements. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. The maximum amount of hedge collateral we may be required to post is $11.7 million. We are required to maintain a foreign currency hedge at 100 yen per dollar under the agreements governing the PhaRMA Notes.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark-to-market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the nine months ended September 30, 2014 resulted in a $0.7 million gain. Mark-to-market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of September 30, 2014, no collateral was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts, including the OPuS-2 clinical trial and other planned trials and development for BXC4161 or any other HAE compounds;

•	the potential funding from our contract with NIAID/HHS for the development of BCX4430;

•	the FDA approval of peramivir;

•	peramivir approval and/or supply, which could be limited or delayed due to regulatory issues at our CMO;

•	the potential for a stockpiling order or profit from any order of peramivir;

•	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the further preclinical or clinical development and commercialization of our product candidates, including our HAE programs, as well as peramivir, BCX4430, and small molecule drug discovery programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations or licenses related to our drug candidates;

•	plans, programs, progress and potential success of our collaborations, including Mundipharma for forodesine and Shionogi and Green Cross for peramivir in their territories;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the expected effect on us of the event of default with respect to the PhaRMA Notes by Royalty Sub;

•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements and our needs for additional financing, including our financial outlook for the remainder of 2014;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to raise additional capital to fund our operations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

Foreign Currency Risk

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark to market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay a premium in the amount of $2.0 million in each year from May 2015 through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process is complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have a reasonable commercial potential. We may suffer significant setbacks in pivotal pre-clinical studies and clinical trials (e.g. BCX4430 and BCX4161), even after earlier clinical trials show promising results. Clinical trials may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any of our product candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective and have acceptable commercial viability. Regulatory authorities may interrupt, delay or halt clinical trials for a product candidate for any number of reasons.

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

As our programs advance, our costs are likely to increase. Our current and planned pre-clinical and clinical trials plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our product candidates will consume significant capital resources. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to raise additional capital; the development progress of our collaborative agreements for our product candidates; the amount of funding we receive from NIAID/HHS or other government agencies for BCX4430 or from other new partnerships with third parties for the development of our product candidates, including ulodesine or BCX4161; the amount or profitability of any orders for peramivir or BCX4430 by any government agency or other party; the progress and results of our current and proposed clinical trials for our most advanced drug product candidates, including BCX4161; the progress made in the manufacturing of our lead products and the progression of our other programs. We expect that we will be required to enter into one or more acceptable partnership arrangements in order to complete the development of ulodesine for the treatment of gout.

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

Further, BARDA/HHS and NIAID/HHS may challenge actions that we have taken or may take under our contracts with them, which could negatively impact our operating results and cash flows.

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

We have recently completed work under a contract with BARDA/HHS for the advanced development of our neuraminidase inhibitor, peramivir. We also have entered into a contract with NIAID/HHS for the development of BCX4430 as a treatment for Marburg virus disease and Ebola virus disease. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or, if we are found to be in violation, could result in contract termination. U.S. Government contracts typically contain extraordinary provisions that would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e., federal acquisition regulation clauses), and the ability to terminate without cause. In addition, U.S. Government contracts are subject to the in-process review described above. As such, we may be at a disadvantage as compared to competitors that do not rely on U.S. Government contracts.

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

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon third-party manufacturers to manufacture the materials required for our product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, especially for peramivir and BCX4161, including but not limited to problems involving:

•	inconsistent production yields;

•	product liability claims;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes that could strike their facilities or have an effect on infrastructure;

•	potential impurities in our drug substance or drug products that could affect availability of product for our clinical trials or future commercialization;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies, particularly associated with our pending peramivir NDA and planned studies for BCX4161 and BCX4430.

For example, our drug product manufacturer for peramivir has been issued a Warning Letter and a Form 483 from the FDA, and the failure to adequately address the observations made in the Form 483 and subsequent, timely satisfactory inspections and other necessary FDA processes may result in a delay of FDA approval of peramivir or the unavailability or low supply of peramivir in the United States during the 2014-2015 influenza season in the event of an FDA approval of peramivir.

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

In March 2011, our wholly-owned subsidiary Royalty Sub issued $30.0 million in aggregate principal amount of PhaRMA Notes. The PhaRMA Notes are secured principally by (i) certain royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from us the rights to market peramivir in Japan and, if approved for commercial sale, Taiwan, (ii) rights to certain payments under a Japanese yen/U.S. dollar foreign currency hedge arrangement put into place by us in connection with the issuance of the PhaRMA Notes and (iii) the pledge by us of our equity interest in Royalty Sub. Payments from Shionogi to us under the Shionogi Agreement will generally not be available to us for other purposes until Royalty Sub has repaid in full its obligations under the PhaRMA Notes. Accordingly, these funds will be required to be dedicated to Royalty Sub’s debt service and not available to us for product development or other purposes. As of September 1, 2014, the payments from Shionogi were insufficient for Royalty Sub to service its obligations under the PhaRMA Notes, resulting in an event of default with respect to the PhaRMA Notes. As a result of this event of default, the holders of the PhaRMA Notes may be able to pursue acceleration of the PhaRMA Notes and foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs and we might otherwise be adversely affected.

 Because an event of default has occurred under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to pursue acceleration of the PhaRMA Notes and foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub, in which case we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes and we could otherwise be adversely affected.

Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub, is subject to numerous risks. Peramivir was first approved for marketing and manufacturing in Japan in October 2009 and has been offered for sale in Japan only since January 2010. As a result, there is very little sales history for peramivir in Japan, and there can be no assurance that peramivir will gain market acceptance in the Japanese market. In addition, Shionogi’s sales of peramivir are expected to be highly seasonal and vary significantly from year to year, and the market for products to treat or prevent influenza is highly competitive. Under our license agreement with Shionogi, Shionogi has control over the commercial process for peramivir in Japan and Taiwan. Royalty Sub’s ability to service the PhaRMA Notes may be adversely affected by, among other things, changes in or any termination of our relationship with Shionogi, reimbursement, regulatory, manufacturing and/or intellectual property issues, product returns, product recalls, product liability claims and allegations of safety issues, as well as other factors. As Royalty Sub was unable to service its obligations under the PhaRMA Notes and an event of default occurred under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to pursue acceleration of the PhaRMA Notes and foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs and we might otherwise be adversely affected.

On September 3, 2013, we paid $1.8 million of interest on the PhaRMA Notes from royalty payments received from RAPIACTA® sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of $2.4 million associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes indenture, if the amount available for payment is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing on September 3, 2013, we began accruing interest at 14% per annum on the interest shortfall of $2.4 million. In March 2014, we paid an additional $0.4 million of interest, bringing the shortfall down to $2.1 million as of March 31, 2014. In June 2014, we paid an additional $1.9 million of interest, bringing the shortfall down to $0.3 million as of June 30, 2014. In August 2014, we paid an additional $0.1 million of interest, bringing the shortfall down to $0.2 million as of September 30, 2014. Under the terms of the indenture relating to the PhaRMA Notes, the inability to pay the full amount of interest payable on September 3, 2013 prior to the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. As a result, we have classified the PhaRMA Notes issued by the Royalty Sub and accrued interest under the PhaRMA Notes as current liabilities as of September 30, 2014. In addition to the 2013 interest shortfall, Royalty Sub was unable to make the 2014 interest payment of $4.2 million on the September 1, 2014 Payment Date. Accordingly, commencing in September 2014, the Company began accruing interest at 14% per annum on the 2014 interest shortfall of $4.2 million.

Shionogi’s failure to successfully market and commercialize peramivir in Japan would have a material adverse effect on Royalty Sub’s ability to service its obligations on the PhaRMA Notes.

The successful commercialization of peramivir in Japan depends on the efforts of Shionogi and is beyond the control of us or Royalty Sub. Sales by Shionogi depend on many factors, including the incidence and severity of seasonal influenza in Japan each year (both of which can vary very significantly from year to year), the perceived and actual efficacy and safety of peramivir, the experience of physicians and patients with peramivir, continued market acceptance, continued availability of supply, competition, sales and marketing efforts, governmental regulation, and pricing and reimbursement in Japan. Shionogi is responsible for the marketing and sale of peramivir in Japan, including with respect to the pricing of peramivir in that market. There are no minimum royalties, sales levels or other performance measures required of Shionogi under the Shionogi Agreement and Shionogi could in its sole discretion reduce or cease its sale efforts of peramivir in Japan, subject to its covenant in the Shionogi Agreement to use diligent efforts to commercialize peramivir in Japan. If Shionogi is unable to, or fails to, successfully market and commercialize peramivir, it would have a material adverse effect on Royalty Sub’s ability to service its obligations under the PhaRMA Notes and our ability to benefit from our equity interest in Royalty Sub. To date, Shionogi royalties have been insufficient for Royalty Sub to service the PhaRMA Notes.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2014, the 52-week range of the market price of our stock was from $4.55 to $14.62 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of October 31, 2014, there were 71,863,847 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

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

As of October 31, 2014, there were 9,275,827 stock options and restricted stock unit awards outstanding, 3,659,645 shares available for issuance under our Amended and Restated Stock Incentive Plan and 538,293 shares available for issuance under our Employee Stock Purchase Plan, and we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options and restricted stock unit awards and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November, 2014.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 8, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 8, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

(10.1) †	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 11, 2014. (Portions omitted pursuant to request for confidential treatment.)

(10.2) †	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 27, 2014. (Portions omitted pursuant to request for confidential treatment.)

(10.3) †	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 17, 2014. (Portions omitted pursuant to request for confidential treatment.)

(10.4) †	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated October 29, 2014. (Portions omitted pursuant to request for confidential treatment.)

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and nine months ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

_________

( )	Filed or furnished herewith.
†	Confidential treatment requested.