Form 10-K
period 2014-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2015-03-02
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Title of class

None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes   ☐     No   ☒ .

The Registrant estimates that the aggregate market value of the Common Stock on June 30, 2014 (based upon the closing price shown on the NASDAQ Global Select Market on June 30, 2014) held by non-affiliates was $903,002,038.

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of January 31, 2015 was 72,320,136 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2015 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 under Part III hereof.

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS	4
ITEM 1A. RISK FACTORS	16
ITEM 1B. UNRESOLVED STAFF COMMENTS	31
ITEM 2. PROPERTIES	31
ITEM 3. LEGAL PROCEEDINGS	31
ITEM 4. MINE SAFETY DISCLOSURES	31

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	31
ITEM 6. SELECTED FINANCIAL DATA	33
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	44
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	68
ITEM 9A. CONTROLS AND PROCEDURES	68
ITEM 9B. OTHER INFORMATION	68

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	69
ITEM 11. EXECUTIVE COMPENSATION	69
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	69
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	69
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	69

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	70
SIGNATURES	71
INDEX TO EXHIBITS	72
EX-10.7
EX-10.8
EX-10.16
EX-10.42
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under the heading “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on our forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements to reflect future events or developments. When used in the report, unless otherwise indicated, “we”, “our”, “us”, the “Company” and “BioCryst” refer to BioCryst Pharmaceuticals, Inc.

Our Business

We are a biotechnology company that designs, optimizes and develops novel small molecule drugs that block key enzymes involved in the pathogenesis of diseases. We focus on the treatment of rare diseases in which significant unmet medical needs exist and align with our capabilities and expertise. We integrate the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. Structure-guided drug design is a drug discovery approach by which we design synthetic compounds from detailed structural knowledge of the active sites of enzyme targets associated with particular diseases. We use X-ray crystallography, computer modeling of molecular structures and advanced chemistry techniques to focus on the three-dimensional molecular structure and active site characteristics of the enzymes that control cellular biology. Enzymes are proteins that act as catalysts for many vital biological reactions. Our goal generally is to design a compound that will fit in the active site of an enzyme and thereby prevent its catalytic activity. Molecules from our discovery efforts which are commercially available or that are in development are summarized in the table below:

Drug/Drug Candidate	Drug Class	Therapeutic Area(s)	Phase	Rights
RAPIVABTM (peramivir injection)	Intravenous Neuraminidase Inhibitor	Acute uncomplicated Influenza	Approved (US)	BioCryst (worldwide, except Japan, Taiwan, Korea and Israel)

RAPIACTA® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal influenza	Approved (Japan)	Shionogi (Japan & Taiwan)

PERAMIFLU® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal influenza	Approved (Korea)	Green Cross (Korea)

BCX4161	Oral Serine Protease Inhibitor Targeting Kallikrein	Hereditary angioedema (“HAE”)	Phase 2	BioCryst (worldwide)

BCX7353 and other 2nd generation HAE compounds	Oral Serine Protease Inhibitors Targeting Kallikrein (intended to be once-daily treatments)	HAE	Preclinical	BioCryst (worldwide)

BCX4430	RNA dependent-RNA Polymerase Inhibitor	Filoviruses, including Ebola and Marburg viruses	Phase 1	BioCryst (worldwide)

Forodesine	Oral Purine Nucleoside Phosphorylase Inhibitor	Oncology	Phase 2	Mundipharma (worldwide)

Business Strategy

Our business strategy is to create shareholder value by focusing our discovery and development efforts on oral drugs for rare diseases for which a significant unmet medical need exists. We select disease targets and product candidates in which a small molecule would offer a significant benefit over existing products or would be the first to market. We strive to advance our product candidate portfolio from discovery to commercial markets efficiently by utilizing a small group of talented and highly-skilled employees working in conjunction with strategic outsource partners. BioCryst is unique in its approach to treat orphan diseases with small molecules utilizing crystallography and structure-guided drug design. The principal elements of our strategy are:

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

•

Selecting Inhibitors that are Promising Product Candidates. We start by selecting disease targets with well-understood biology and characteristics that fit with our ability to utilize structure-guided drug design capabilities to build potent and specific enzyme inhibitors. Next, we narrow our selection of these product candidates based on product characteristics, such as initial indications of safety and biologic activity on the target.

•

Developing our Product Candidates Efficiently. An important element of our business strategy is to efficiently progress our product candidates through the development process. In order to accomplish this, we strive for disease targets with a defined clinical and regulatory pathway for approval. In addition, we control fixed costs and overhead by outsourcing with strategic partners and contractors or entering into license agreements with third parties, including the U.S. Government. We maintain a streamlined corporate infrastructure that focuses our expertise. By contracting with the U.S. Government and outsourcing certain aspects of our operations, we are able to control overhead costs and focus financial resources directly where they provide the most benefit and reduce our business risk.

We are a Delaware corporation originally founded in 1986. Our corporate headquarters is located at 4505 Emperor Blvd., Suite 200, Durham, North Carolina 27703 and the corporate telephone number is (919) 859-1302. For more information about us, please visit our website at www.biocryst.com. The information on our website is not incorporated into this Form 10-K.

RAPIVAB (peramivir injection)

Peramivir is an intravenous neuraminidase inhibitor approved in multiple countries for the treatment of patients with influenza, most recently in the United States as RAPIVAB. Influenza is a seasonal virus with the highest infection rates generally observed in colder months. Intravenous (“i.v.”) peramivir injection has also been approved in Japan (RAPIACTA®) and Korea (PERAMIFLU®). In the countries for which peramivir is commercially available, influenza occurs primarily during the September to April timeframe.

RAPIVAB was approved by the U.S. Food and Drug Administration (“FDA”) on December 19, 2014 for the treatment of acute uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days. In December 2013, we submitted a New Drug Application (“NDA”) which contained data from over 2,700 subjects treated with peramivir in 27 clinical trials. We have made RAPIVAB available for commercial sale through agreements with specialty distributorships during the 2014-2015 influenza season. Our current focus is to obtain a stock-piling procurement contract with the U.S. Government to realize the strategic value of this program.

RAPIVAB was developed under a $234.8 million contract from the Biomedical Advanced Research and Development Authority within the United States Department of Health and Human Services (“BARDA/HHS”), which expired on June 30, 2014. See “Collaborations and In-License Relationships—BARDA/HHS” below for a further discussion of this development contract.

In January 2010, our partner Shionogi & Co., Ltd. (“Shionogi”) received the first approval for peramivir injection and launched it in Japan under the commercial name RAPIACTA®. It was initially approved for the treatment of adults with uncomplicated seasonal influenza, as well as those at high-risk for complications associated with influenza. In October 2010, Shionogi received approval for an additional indication to treat children and infants with influenza in Japan. In August 2010, Green Cross Corporation (“Green Cross”) received marketing and manufacturing approval from the Korean Food & Drug Administration under the commercial name PERAMIFLU® to treat patients with influenza A & B viruses, including pandemic H1N1 and avian influenza. In addition, we have a regional collaboration for the development and commercialization of peramivir in Israel.

Hereditary Angioedema Drug Candidates

BCX4161: BCX4161 is our most advanced HAE product candidate in a suite of molecules being developed as oral treatments for the prevention of hereditary angioedema (“HAE”) attacks. BCX4161 is positioned to be the first oral prophylactic kallikrein inhibitor for the prevention of HAE attacks. BCX4161 is a novel, selective inhibitor of plasma kallikrein in development as an orally-administered treatment for the prevention of attacks in patients with HAE. By inhibiting plasma kallikrein, BCX4161 suppresses bradykinin production. Bradykinin is the mediator of acute swelling attacks in HAE patients. HAE is a rare, severely debilitating and potentially fatal genetic condition that occurs in approximately 1 in 50,000 people. HAE symptoms include recurrent episodes of edema in various locations, including the hands, feet, face, genitalia and airway. Airway swelling is particularly dangerous and can lead to death by asphyxiation. In addition, patients often have bouts of excruciating abdominal pain, nausea and vomiting caused by swelling in the intestinal wall.

In December 2014, and January 2015, the FDA granted BCX4161 “Orphan Drug” designation and “Fast Track” designation for the treatment of HAE. Orphan drug designation is granted by the FDA Office of Orphan Products Development to novel drugs intended for the safe and effective treatment of a rare disease or condition that affects fewer than 200,000 patients in the U.S. This designation provides certain incentives, including federal grants, tax credits, waiver of Prescription Drug User Fee Act (“PDUFA”) filing fees, and a seven-year marketing exclusivity period against competition once the product candidate is approved. The Fast Track designation process of the FDA is designed to facilitate the development and expedite the review and approval of drugs intended to treat serious or life threatening conditions and that address unmet medical needs. A drug that receives Fast Track designation is usually eligible for more frequent written communication and meetings with the FDA to discuss the drug's development plan and the collection of appropriate data supporting drug approval. In addition, the Committee for Orphan Medicinal Products (“COMP”) of the European Medicines Agency (“EMA”) issued a positive opinion on the application for orphan drug designation for BCX4161 for the treatment of patients with HAE and the European Commission recently affirmed this designation. Orphan drug designation by the EMA provides regulatory and financial incentives for companies to develop and market therapies that treat a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union (“EU”).

On December 18, 2014, we announced the dosing of the first patient in OPuS-2 (Oral ProphylaxiS-2), a blinded, randomized, placebo-controlled clinical trial of orally-administered BCX4161 in patients with HAE. OPuS-2 is a 12-week, three-arm, parallel cohort design trial to evaluate the efficacy and safety of two doses of BCX4161, 300 mg and 500 mg, administered three-times daily compared with placebo. This trial is being conducted in the U.S. and select European countries and is expected to enroll approximately 100 HAE patients. The primary efficacy endpoint for the trial will be the mean angioedema attack rate for each BCX4161 dose group compared to placebo.

On May 27, 2014, we announced positive results from a proof of concept Phase 2a clinical trial in patients with HAE (“OPuS-1” i.e., Oral ProphylaxiS-1). This clinical trial evaluated 400 mg of BCX4161 administered three-times daily for 28 days in a randomized, placebo-controlled, two-period cross-over design. Twenty-four HAE patients who had a high frequency of attacks (more than one per week) were enrolled. This study was designed to provide proof of concept for oral kallikrein inhibition as a treatment strategy for HAE. The primary goals of the trial were to estimate the degree of efficacy of BCX4161 in reducing the frequency of angioedema attacks and to evaluate the safety and tolerability of 28 days of BCX4161 treatment. The OPuS-1 trial met its primary efficacy endpoint, several secondary endpoints as well as other objectives established for the clinical trial. Each of the twenty-four patients dosed completed the trial. The primary efficacy endpoint for the trial was the mean angioedema attack rate. Treatment with BCX4161 demonstrated a statistically significant mean attack rate reduction of 0.45 attacks per week versus placebo, p< 0.001. The mean attack rate per week was 0.82 on BCX4161 treatment, compared to 1.27 on placebo. Oral administration of BCX4161 was generally safe and well-tolerated, with an adverse event profile similar to that observed for placebo. Patient dosing compliance in this trial was 98 percent.

2nd generation HAE compounds: The goal of our second generation HAE discovery program is to discover and develop oral molecules for the prevention of HAE attacks which have a superior selectivity and bioavailability profile while maintaining similar potency as compared to BCX4161. In December 2013, we announced the selection of two optimized plasma kallikrein inhibitors to advance into preclinical development as potential once-daily, oral prophylactic treatments for HAE. Based on early preclinical development studies, these structurally different molecules have a similar mechanism of action as BCX4161 and have achieved the principal goal of improved bioavailability. Both compounds had roughly five times better bioavailability than BCX4161. These compounds demonstrated sub-nanomolar potency on the isolated enzyme and single digit nanomolar potency in suppressing kallikrein activity in an ex-vivo activated normal human plasma kallikrein inhibition (“aPKI”) assay. Plasma concentrations of each of the optimized compounds exceeded the aPKI assay EC80 concentration at 24 hours after a single oral dose of 10 mg/kg in rats, indicating potential for once-daily dosing. Based upon the product profile and its stage of preclinical development, we expect to start Phase 1 development of BCX7353, one of these two advanced second generation molecules, in the second quarter of 2015. Given the other advanced second generation molecule’s inferior profile and similar molecular composition to BCX7353, we have chosen only to advance BCX7353. In addition to BCX7353, we continue to work on and advance other second generation compounds that are at an earlier stage.

BCX4430

BCX4430 is a broad-spectrum antiviral (“BSAV”) research program and is currently being developed under a contract with the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). The objective of our BSAV program is to develop BCX4430 as a broad-spectrum therapeutic for viruses that pose a threat to national health and security. The primary focus of the program is treatment of hemorrhagic fever viruses. NIAID/HHS funding has supported BCX4430’s development as a treatment for Marburg virus and Ebola virus. In March 2014, BCX4430 was featured in an online Nature publication depicting successful efficacy results in animal models of infection with Marburg virus and Ebola virus. BCX4430 completely protected cynomolgus macaques from Marburg virus infection when administered by intramuscular injection 48 hours post-infection. Post-exposure intramuscular administration of BCX4430 also protected rodents against Marburg virus and Ebola virus infections. In addition, BCX4430 was shown to be active in vitro against a broad range of other RNA viruses, including the emerging viral pathogen Middle East Respiratory Syndrome Coronavirus (“MERS-CoV”). The publication, which reported the protection of non-human primates from filovirus disease by BCX4430, describes efficacy results generated from an ongoing collaboration between scientists in the U.S. Army Medical Research Institute of Infection Diseases (“USAMRIID”) and us. BCX4430 has been shown to be active against more than 20 RNA viruses in nine different families, including filoviruses, togaviruses, bunyaviruses, arenaviruses, paramyxoviruses, coronaviruses and flaviviruses. In tests conducted at USAMRIID, BCX4430 protected animals against parenteral exposures to Marburg, Ebola and Rift Valley Fever viruses and from exposures to aerosolized Marburg virus, an experimental condition designed to mimic an exposure scenario that could result during a bioterrorist attack.

On December 23, 2014, we announced results from a successful proof-of-concept study of BCX4430 for the treatment of experimental Ebola virus infection in Rhesus macaques, conducted at USAMRIID. The primary goal of the study was to assess the effect of BCX4430 treatment on survival through Day 41 in animals infected with Ebola virus. Dosing of placebo or BCX4430 by intramuscular (“i.m.”) injection was initiated 30-120 minutes after virus challenge and continued twice a day (“BID”) for 14 days. Animals were dosed with either placebo, 16 mg/kg of BCX4430 BID or 25 mg/kg of BCX4430 BID. Survival at day 41 in the 16 mg/kg BID group of BCX4430 treated animals was 4 of 6 (66.7%, p < 0.001 compared to 0% survival in controls) and 6 of 6 in the 25 mg/kg BID group (100%, p < 0.001 compared to controls). The overall survival rate for BCX4430 treated animals at day 41 was 10 of 12 (83%, p < 0.001 compared to controls). Preliminary evaluation of the quantity of virus in the blood showed an approximate 3-log reduction in Ebola virus RNA copies/mL of plasma, compared with control animals. This Rhesus macaque study was conducted following the completion, in November 2014, of a dose-ranging study of BCX4430 for the experimental treatment of cynomolgus macaques infected with Ebola virus. The cynomolgus macaque study was designed to evaluate whether BCX4430 showed a meaningful benefit for survival in Ebola virus non-human primate (“NHP”) disease models and explore a dose range. In this study BCX4430 demonstrated a statistically significant prolongation of survival for the animals at the highest dose regimen tested, but no animals survived beyond 21 days. On December 15, 2014, we announced the dosing of the first subject in a randomized, placebo-controlled Phase 1 clinical trial to evaluate i.m. administration of BCX4430 in healthy volunteers. The main goals of this first-in-human study are to evaluate the safety, tolerability and pharmacokinetics of escalating doses of BCX4430 administered via i.m. injection in healthy subjects. In part one of the study, subjects will receive a single dose of BCX4430; and then subjects will receive BCX4430 for seven days in the second part of the study. Up to six single-dose cohorts and four multiple-dose cohorts will be evaluated, with a total of up to 88 volunteers participating.

In September 2013, NIAID/HHS contracted with BioCryst for the development of BCX4430 as a treatment for Marburg virus disease, and subsequently Ebola virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to us. On February 12, 2015, NIAID/HHS exercised an additional option under the contract, which provides $2.7 million to us for i.v. BCX4430 investigational new drug (“IND”) enablement and submission. $25.0 million of option funding has been awarded under the NIAID/HHS contract to date and total available funding under the contract is $29.1 million, if all contract options are exercised. The goals of this contract, including amendments, are to file IND applications for i.v. and i.m. BCX4430 for the treatment of Marburg virus disease, to conduct an initial Phase 1 human clinical trial, as well as to study BCX4430 as a treatment for Ebola virus disease.

Forodesine

Forodesine is a Purine Nucleoside Phosphorylase (“PNP”) inhibitor in development by Mundipharma as a treatment for cancer under a world-wide license agreement. PNP is a purine salvage pathway enzyme. High doses of PNP inhibitors could be useful in the treatment of hematological malignancies. In January 2013, Mundipharma’s Japanese subsidiary, Mundipharma K.K., initiated enrollment in a phase 1/2 clinical trial of forodesine in recurrent/refractory peripheral T-cell lymphoma patients. The objective of the Phase 1 portion is to confirm safety and tolerability in recurrent/refractory peripheral T-cell lymphoma patients during repeated oral administration of forodesine 300 mg twice-daily for 28 days, to evaluate pharmacokinetics, and to determine the recommended dose for Phase 2. The goal of the Phase 2 portion is to evaluate the efficacy, safety, and pharmacokinetics of the recommended dosage regimen determined in the Phase 1 portion. The primary efficacy endpoint shall be objective response rate (“ORR”) based on evaluation by an image assessment committee.

On November 11, 2011, we entered into an Amended and Restated License and Development Agreement (the “Amended and Restated Agreement”) with Mundipharma, amending and restating the February 1, 2006 exclusive, royalty-bearing Development and License Agreement for the development and commercialization of forodesine for use in the field of oncology. Under the terms of the Amended and Restated Agreement, Mundipharma obtained worldwide rights to forodesine, so Mundipharma controls the worldwide development and commercialization of forodesine and assumes all future development and commercialization costs. The Amended and Restated Agreement is a multiple element arrangement for accounting purposes in which we were required to deliver to Mundipharma both the worldwide rights to forodesine and the transfer of product data and know-how to permit Mundipharma to develop and commercialize forodesine (the “Knowledge Transfer”). The world-wide license rights were granted to Mundipharma upon execution of Amended and Restated Agreement and the Knowledge Transfer was completed in the first quarter of 2012. We have accounted for these elements as a combined unit of accounting as neither one has stand-alone value to Mundipharma. Upon completion of the Knowledge Transfer, the unamortized deferred revenue and deferred expense of $7.8 million and $1.9 million, respectively, were recognized in our Statements of Comprehensive Loss in the quarter ended March 31, 2012.

We have licensed the PNP technology from Albert Einstein College of Medicine of Yeshiva University (“AECOM”) and Industrial Research, Ltd. (“IRL”) and will owe sublicense payments to AECOM/IRL based on the future milestone payments and royalties received by us from Mundipharma and any other partners for which we out-license our PNP inhibitors. On November 17, 2011, we amended our agreement with AECOM/IRL whereby AECOM/IRL agreed to accept a reduction of one-half of the percentage of Net Proceeds (as defined in the license agreement) received by us under our Amended and Restated Agreement with Mundipharma. This reduction does not apply to royalty payments made as a result of sales of licensed products by our sub licensees.

Corporate restructuring

On December 7, 2012, we announced a corporate restructuring intended to significantly reduce our cost structure and to implement a focused strategy to advance our HAE and antiviral programs. The corporate restructuring included a workforce reduction of approximately 50% of our headcount, or 38 positions. We restructured our operations and implemented a focused R&D strategy in order to have sufficient liquidity to advance our HAE and antiviral programs to reach near-term value milestones. The restructuring and R&D focus significantly reduced our cost structure. We recorded a restructuring charge of $1.8 million in the fourth quarter of 2012.

Collaborations and In-License Relationships

U.S. Department of Health and Human Services (“BARDA/HHS”). In January 2007, BARDA/HHS awarded us a $102.6 million contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to increase funding by $77.2 million. On February 24, 2011, we announced that BARDA/HHS had awarded us a $55.0 million contract modification, intended to fund completion of the Phase 3 development of intravenous (“i.v.”) peramivir for the treatment of patients hospitalized with influenza. This contract modification brought the total award from BARDA/HHS to $234.8 million and provided funding to support the filing of an NDA to seek regulatory approval for i.v. peramivir in the U.S. The contract expired on June 30, 2014 according to its terms. In December 2014, the FDA approved RAPIVAB (peramivir injection) for treatment of uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days, and we made RAPIVAB available for commercial sale through our specialty distributors on December 26, 2014.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with us for the development of BCX4430 as a treatment for Marburg, and subsequently, Ebola virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to us. On February 12, 2015, NIAID/HHS exercised an additional option under the contract, which provides $2.7 million to us for i.v. BCX4430 IND enablement and submission. $25.0 million of option funding has been awarded under the NIAID/HHS contract to date and total funding under the contract could be up to $29.1 million, if all contract options are exercised. The goals of this contract, including amendments, are to file IND applications for i.v. and i.m. BCX4430 for the treatment of Marburg virus disease, to conduct an initial Phase 1 human clinical trial, as well as to study BCX4430 as a treatment for Ebola virus disease.

The contract with NIAID/HHS is a cost-plus-fixed-fee contract. That is, we are entitled to receive reimbursement for all costs incurred in accordance with the contract’s provisions that are related to the development of BCX4430 plus a fixed fee, or profit. NIAID/HHS will make periodic assessments of progress, and the continuation of the contract is based on our performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate this contract. This contract is terminable by the government at any time for breach or without cause.

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

Shionogi Royalty Monetization and Non-Recourse Notes Payable. On March 9, 2011, we completed a $30.0 million financing transaction to monetize certain future royalty and milestone payments under the Shionogi Agreement, pursuant to which JPR Royalty Sub LLC (“Royalty Sub”) a wholly-owned subsidiary of BioCryst, issued the PhaRMA Notes discussed below. We received net proceeds of $22.7 million from this transaction.

As part of the transaction, we entered into a purchase and sale agreement dated as of March 9, 2011 with Royalty Sub, whereby we transferred to Royalty Sub, among other things, (i) its rights to receive certain royalty and milestone payments from Shionogi arising under the Shionogi Agreement, and (ii) the right to receive payments under a Japanese yen/US dollar foreign currency hedge arrangement (as further described below, the “Currency Hedge Agreement”) put into place by us in connection with the transaction. Royalty payments will be paid by Shionogi in Japanese yen and milestone payments will be paid in U.S. dollars. Our collaboration with Shionogi was not impacted by this transaction.

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

Royalty Sub’s obligations to pay principal and interest on the PhaRMA Notes are obligations solely of Royalty Sub and are without recourse to any other person, including the Company, except to the extent of our pledge of its equity interests in Royalty Sub in support of the PhaRMA Notes. We may, but are not obligated to, make capital contributions to a capital account that may be used to redeem, or on up to one occasion pay any interest shortfall on, the PhaRMA Notes.

In September 2013, Royalty Sub paid $1.8 million of interest on the PhaRMA Notes from royalty payments received from RAPIACTA® sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of approximately $2.4 million associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes Indenture, if the amount available for payment on any Payment Date is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2013, interest began to accrue at 14% per annum on the interest shortfall of $2.4 million. In March, June and August of 2014, Royalty Sub paid additional interest of $446,000, $1.9 million and $70,000, respectively, bringing the shortfall down to $222,000 as of September 30, 2014. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, we have classified the PhaRMA Notes and related accrued interest as current liabilities on our balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes and we might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, we believe the primary impact to us would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, we may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub, we do not currently expect the event of default on the PhaRMA Notes to have a significant impact on our future results of operations or cash flows. In addition to the 2013 interest shortfall, Royalty Sub was unable to make the 2014 interest payment of $4.2 million on the September 1, 2014 Payment Date. Accordingly, commencing in September 2014, we began accruing interest at 14% per annum on the 2014 interest shortfall of $4.2 million.

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

  Foreign Currency Hedge. In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2015 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less, as determined in accordance with the Currency Hedge Agreement.

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in our Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in gains of $5.5 million, $5.3 million, and a loss of $749,000 for the twelve months ended December 30, 2014, 2013 and 2012, respectively. We are also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of December 31, 2014, no collateral was posted under the Currency Hedge Agreement. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. The maximum amount of hedge collateral we would be required to post is $11.7 million. We are required to maintain a foreign currency hedge at 100 yen per dollar under the agreements governing the PhaRMA Notes.

Green Cross. In June 2006, we entered into an agreement with Green Cross to develop and commercialize peramivir in Korea. Under the terms of the agreement, Green Cross is responsible for all development, regulatory, and commercialization costs in Korea. We received a one-time license fee of $250,000. The license provides that we will share in profits resulting from the sale of peramivir in Korea, including the sale of peramivir to the Korean government for stockpiling purposes. Furthermore, Green Cross will pay us a premium over its cost to supply peramivir for development and any future marketing of peramivir products in Korea. Both parties have the right to terminate in the event of an uncured material breach. In the event of termination, all rights, data, materials, products and other information would be transferred to us.

In August 2010, we announced that Green Cross had received marketing and manufacturing approval from the Korean Food & Drug Administration for i.v. peramivir, under the commercial name PERAMIFLU®. PERAMIFLU is intended to treat patients with influenza A & B viruses, including pandemic H1N1 and avian influenza. Green Cross received the indication of single dose administration of 300 mg i.v. peramivir. Since PERAMIFLU’s approval, Green Cross has been in pricing discussions with the Korean National Health Insurance Corporation and has yet to agree to a formulary price. PERAMIFLU’s distribution to date has been limited to a case-by-case basis and significant sales have not occurred.

Other Peramivir Collaborations. In addition to our collaborations with Shionogi and Green Cross, in March 2011 we entered into an arrangement with Neopharm Scientific Limited, granting certain commercial and distribution rights for peramivir in Israel.

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

On November 11, 2011, we entered into the Amended and Restated Agreement with Mundipharma. Under the terms of this Amended and Restated Agreement, Mundipharma obtained worldwide rights to forodesine in the field of oncology. Mundipharma will control the development and commercialization of forodesine and assume all future development and commercialization costs. The Amended and Restated Agreement provides for the possibility of future event payments totaling $15.0 million for achieving specified regulatory events for certain indications. In addition, the Amended and Restated Agreement provides that we will receive tiered royalties ranging from mid- to high-single digit percentages of net product sales in each country where forodesine is sold by Mundipharma. These royalties are subject to downward adjustments based on the then-existing patent coverage and/or the availability of generic compounds in each country. Generally, all payments under the Amended and Restated Agreement are nonrefundable and non-creditable, but they are subject to audit.

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

Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. (“AECOM” and “IRL” respectively). In June 2000, we licensed a series of potent inhibitors of PNP from AECOM and IRL, (collectively, the “Licensors”). The lead product candidates from this collaboration are forodesine and ulodesine. We have obtained worldwide exclusive rights to develop and ultimately distribute these, or any other, product candidates that might arise from research on these inhibitors. We have the option to expand our license agreement with the Licensors to include other inventions in the field made by the investigators or employees of the Licensors. We agreed to use commercially reasonable efforts to develop these drugs. In addition, we have agreed to pay certain milestone payments for each licensed product (which range in the aggregate from $1.4 million to almost $4.0 million per indication) for future development of these inhibitors, single digit royalties on net sales of any resulting product made by us, and to share approximately one quarter of future payments received from other third-party partners, if any. In addition, we have agreed to pay annual license fees, which can range from $150,000 to $500,000, that are creditable against actual royalties and other payments due to the Licensors. This agreement may be terminated by us at any time by giving 60 days advance notice or in the event of material uncured breach by the Licensors.

In May 2010, we amended the license agreement through which we obtained worldwide exclusive rights to develop and ultimately distribute any product candidates that might arise from research on a series of PNP inhibitors, including forodesine and ulodesine. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sub licensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments we may receive in the future under our license agreement with Mundipharma and (ii) royalties received from its sub licensees in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by us remains unchanged.

In consideration for these modifications in 2010, we issued to the Licensors shares of our common stock with an aggregate value of $5.9 million and paid the Licensors $90,000 in cash. Additionally, at our sole option and subject to certain agreed upon conditions, any future non-royalty payments due to be paid by us to the Licensors under the license agreement may be made either in cash, in shares of our common stock, or in a combination of cash and shares.

On November 17, 2011, we further amended our agreements with the Licensors whereby the Licensors agreed to accept a reduction of one-half in the percentage of Net Proceeds (as defined in the license agreement) received by us under our Amended and Restated Agreement with Mundipharma that will be paid to AECOM/IRL.

On June 19, 2012, we further amended our agreements with the Licensors whereby the parties clarified the definition of the field with respect to PNP inhibition and the Licensors agreed to grant an exclusive worldwide license of BCX4430 to us for any antiviral use.

The University of Alabama at Birmingham (“UAB”). We currently have agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for us in return for research payments and license fees. UAB has granted us certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with us. We have agreed to pay single digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. We have completed the research under the UAB agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by us upon three months’ notice and by UAB under certain circumstances. Upon termination both parties shall cease using the other parties’ proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between us and UAB on these agreements, but when we license this technology, such as in the case of the Shionogi and Green Cross agreements, or commercialize products related to these programs, we will owe sublicense fees or royalties on amounts it receives.

Government Contracts

In January 2007, BARDA/HHS awarded us a $102.6 million contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to increase funding by $77.2 million. On February 24, 2011, we announced that BARDA/HHS had awarded us a contract modification of $55.0 million, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. This contract modification brought the total award from BARDA/HHS to $234.8 million and provided funding to support the filing of an NDA to seek regulatory approval for i.v. peramivir in the U.S. The contract expired on June 30, 2014 according to its terms. In December 2014, the FDA approved RAPIVAB (peramivir injection) for treatment of uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days.

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

Under the terms of the contract, if we determine the amount of peramivir API produced under the contract is in excess of what is necessary to complete the contract, we can acquire any excess peramivir API at cost to use for our own purposes. We believe that as a result of the manufacturing campaign described above, more peramivir API has been produced than what was required to support U.S. regulatory approval. If we use any excess API for our other contracts or activities, we will need to reconcile through an appropriate acquisition process with BARDA/HHS and to determine the appropriate acquisition process remuneration for this API.

In September 2013, NIAID/HHS contracted with us for the development of BCX4430 as a treatment for Marburg, and subsequently, Ebola virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to us. On February 12, 2015, NIAID/HHS exercised an additional option under the contract, which provides $2.7 million to us for i.v. BCX4430 IND enablement and submission. $25.0 million of option funding has been awarded under the NIAID/HHS contract to date and total funding under the contract could be up to $29.1 million, if all contract options are exercised. The goals of this contract, including amendments, are to file IND applications for i.v. and i.m. BCX4430 for the treatment of Marburg virus disease, to conduct an initial Phase 1 human clinical trial, as well as to study BCX4430 as a treatment for Ebola virus disease.

Our contract with NIAID/HHS is a cost-plus-fixed-fee contract. That is, we are entitled to receive reimbursement for all costs incurred in accordance with the contract’s provisions that are related to the development of BCX4430 plus a fixed fee, or profit. NIAID/HHS will make periodic assessments of our progress, and the continuation of the contract is based on our performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate this contract. The contract is terminable by the government at any time for breach or without cause. In addition, the government has the right to audit costs billed to them under the contracts and routinely conducts audits on our contracts. Any findings associated with these routine audits are generally reflected prospectively in our operating results upon the ultimate agreement and resolutions of the audit findings.

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

As of December 31, 2014, we have been issued approximately 13 U.S. patents that expire between 2017 and 2030 and that relate to our HAE program compounds, neuraminidase inhibitor compounds, BSAV and PNP compounds. We have licensed a number of compounds protected by certain composition of matter patents from AECOM and IRL, plus additional manufacturing patents, totaling 16 additional U.S. patents that expire between 2017 and 2027. Additionally, we have approximately 9 PCT or U.S. patent applications pending related to HAE program compounds, neuraminidase inhibitor compounds, BSAV and PNP compounds. Our pending applications may not result in issued patents, our patents may not cover the products of interest or may not be enforceable in all, or any jurisdictions and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially viable. After expiration of composition of matter patents for our products and product candidates, we may rely on data exclusivity, or in some cases, method of use patents. The enforceability of these patents varies from jurisdiction to jurisdiction and may not be allowed or enforceable in some territories where we may seek approval. We may not have the funds to continue patent prosecution or to defend all of our existing patents in our current patent estate and may selectively abandon patents or patent families worldwide or in certain territories.

Our success is also dependent upon the skills, knowledge and experience of our scientific and technical personnel, none of which is patentable. To help protect our rights, we require all employees, consultants, advisors and partners to enter into confidentiality agreements, which prohibit the disclosure of confidential information to anyone outside of BioCryst and, where possible, require disclosure and assignment to us of their ideas, developments, discoveries and inventions. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information.

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in activities similar to ours, including research and development of drugs for the treatment of rare medical conditions. Many of these companies have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations than we do. In addition, some of them have considerable experience in preclinical testing, clinical trials and other regulatory approval procedures. In addition, there are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that successfully complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products may achieve a significant competitive advantage.

Antivirals: The pharmaceutical market for products that prevent or treat influenza is very competitive. Key competitive factors for RAPIVAB™ (peramivir injection) include, among others, efficacy, ease of use, safety, price and cost-effectiveness, storage and handling requirements and reimbursement. A number of neuraminidase inhibitors are currently available in the U.S. and/or other counties, including Japan, for the prevention or treatment of influenza, including seasonal flu vaccines and F. Hoffmann-La Roche Ltd.’s (“Roche”) TAMIFLU®, GlaxoSmithKline plc’s (“GSK”) RELENZA® and Daiichi Sankyo Co., Ltd.’s INAVIR®. In addition, FUJIFIM Corporation’s favipiravir, a polymerase inhibitor, is approved in Japan. Roche’s neuraminidase inhibitor is also approved for prophylaxis of influenza, and both Roche and GSK have i.v. formulations in clinical trial development.

In January 2011, GSK announced initiation of a multi-country Phase 3 study of i.v. zanamivir (the same active ingredient as in RELENZA) in hospitalized patients with influenza. The GSK study is expected to be fully enrolled in the 2014-2015 flu season. In addition to these companies with neuraminidase inhibitors, there are other companies working to develop additional antiviral drugs to be used against various strains of influenza. Currently, there are a number of other companies developing potential new influenza therapies. Various government entities throughout the world are offering incentives, grants and contracts to encourage additional investment into preventative and therapeutic agents against influenza, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors.

BCX4430 is a product candidate in our BSAV research program and is currently being developed under a contract with NIAID/HHS. The objective of our BSAV program is to develop BCX4430 as a broad-spectrum therapeutic for viruses that pose a threat to national health and security. The U.S. Government is investing in a number of programs intended to address gaps in its medical countermeasure plan. Due to the Ebola outbreak in West Africa in 2014, investment in medical countermeasures has increased worldwide. Therapeutic products with potentially promising data to treat Ebola include FUJIFILM Corporation’s favipiravir (polymerase inhibitor), Tekmira Pharmaceuticals Corporation’s TKM-Ebola (RNAi interference based) and Mapp Biopharmaceutical, Inc.’s ZMapp (antibody-based). Both TKM-Ebola and ZMapp have been used in Ebola patients.

HAE: HAE is an autosomal dominant disease characterized by painful, unpredictable, recurrent attacks of inflammation affecting the hands, feet, face, abdomen, urogenital tract, and the larynx. The inflammation can be disfiguring, debilitating, or in the case of laryngeal attacks, life-threatening. Prevalence for HAE is uncertain but is estimated to be approximately 1 case per 50,000 persons without known differences among ethnic groups and is caused by deficient (Type I) or dysfunctional (Type II) levels of C1- Inhibitor (“C1-INH”), a naturally occurring molecule that is known to inhibit kallikrein, bradykinin, and other serine proteases in the blood. If left untreated, HAE can result in a mortality rate as high as 40% primarily due to upper airway obstruction. There are a number of licensed and developmental therapies for HAE, including the following:

•	C1-INH therapy is available as an acute therapy (Berinert®) and as a prophylactic therapy (Cinryze®). These therapies are available intravenously and work by replacing the missing or malfunctioning C1-INH protein in patients.
•	Kallikrein Inhibition - Kablbitor® is a specific recombinant plasma kallikrein inhibitor that halts the production of bradykinin and can be dosed subcutaneously in an inpatient setting.
•	Bradykinin receptor antagonist - Firazyr® (icatibant) is a competitive antagonist of the bradykinin B2 receptor Firazyr is approved for the treatment of acute attacks and is administered by subcutaneous administration.
•	Other medications - Prophylactic administration of synthetic attenuated androgens (generically available as danazol or stanozolol) has been utilized to reduce the frequency or severity of attacks. However, long-term use of danazol or stanozolol may result in virilization and arterial hypertension. Six-month liver function tests, annual lipid profiles, and biennial hepatic ultrasound are recommended because these medications increase production of C1-INH in the liver.

In addition to BCX4161, BCX7353 and our other second generation compounds, there are a number of other HAE therapies in development. These include a prophylactic plasma derived C1-INH delivered by subcutaneous injection in Phase 3 (CSL Behring); DX-2930, a monoclonal antibody administered by subcutaneous injection for prophylactic treatment of HAE in Phase 1b (Dyax Corp) and ISIS-PKKRx, a RNA-targeted antisense drug to inhibit prekallikrein for prophylactic treatment of HAE in Phase 1 (ISIS Pharmaceuticals, Inc.).

In order to compete successfully in these and other therapeutic areas, we must develop proprietary positions in patented drugs for therapeutic markets that have not been satisfactorily addressed by conventional research strategies and, in the process, expand our expertise in structure-based drug design. Our product candidates, even if successfully tested and developed, may not be adopted by physicians over other products and may not offer economically feasible alternatives to other therapies.

Research and Development

We initiated our research and development activities in 1986. We have assembled a scientific research staff with expertise in a broad base of advanced research technologies including protein biochemistry, X-ray crystallography, chemistry and pharmacology. Our research facilities, located in Birmingham, Alabama, include protein biochemistry and organic synthesis laboratories, testing facilities, X-ray crystallography, computer and graphics equipment and facilities to make product candidates on a small scale for early stage clinical trials. During the years ended December 31, 2014, 2013 and 2012, our research and development expenses were $51.8 million, $41.9 million and $49.2 million, respectively.

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

Before testing potential product candidates in humans, we carry out laboratory and animal studies to determine safety and biological activity. After completing preclinical trials, we must file an IND, including a proposal to begin clinical trials, with the FDA. Thirty days after filing an IND, a Phase 1 human clinical trial can start, unless the FDA places a hold on the trial.

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

Phase 3 (pivotal) —If a compound is found to be potentially effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials, also called pivotal studies, major studies or advanced clinical trials, are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites. In general, the FDA requires that at least two adequate and well-controlled Phase 3 clinical trials be conducted.

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

Human Resources

As of January 31, 2015, we had approximately 50 employees, of whom approximately 35 were engaged in the research and development function of our operations. Our research and development staff, 20 of whom hold Ph.D. or M.D. degrees, have diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, medicinal chemistry, clinical development and regulatory affairs.

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

To become profitable, we, or our collaborative partners, must successfully manufacture and develop product candidates, receive regulatory approval, and successfully commercialize and/or enter into profitable agreements with other parties. It could be several years, if ever, before we receive significant revenue from any current or future license agreements or revenues directly from product sales.

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

To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process is complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have a reasonable commercial potential. We may suffer significant setbacks in pivotal pre-clinical studies and clinical trials (e.g. BCX4430, BCX4161 and our second generation HAE product candidates), even after earlier clinical trials show promising results. Clinical trials may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any of our product candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective and have acceptable commercial viability. Regulatory authorities may interrupt, delay or halt clinical trials for a product candidate for any number of reasons.

Our ability to successfully complete clinical trials is dependent upon many factors, including but not limited to:

•	our ability to find suitable clinical sites and investigators to enroll patients;

•	the availability of and willingness of patients to participate in our clinical trials;

•	the ability to maintain contact with patients to provide complete data after treatment;

•	our product candidates may not prove to be either safe or effective;

•	clinical protocols or study procedures may not be adequately designed or followed by the investigators;

•	manufacturing or quality control problems could affect the supply of product candidates for our trials; and

•	delays or changes in requirements by governmental agencies.

Clinical trials are lengthy and expensive. We or our partners incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet we cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrollment. Lack of adequate drug supply or delays in patient enrollment, including in our planned clinical trials for HAE, can result in increased costs and longer development times. Even if we or our partners successfully complete clinical trials for our product candidates, we or our partners might not file the required regulatory submissions in a timely manner and may not receive regulatory approval for the product candidates.

Our clinical trials may not adequately show that our product candidates are safe or effective.

Progression of our product candidates through the clinical development process is dependent upon our trials indicating our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols. Failure to achieve either of these in any of our programs, including BCX4161 and our second generation HAE product candidates, could result in delays in our trials or require the performance of additional unplanned trials. This could result in delays in the development of our product candidates and could result in significant unexpected costs or the termination of programs.

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

As our programs advance, our costs are likely to increase. Our current and planned discovery, pre-clinical and clinical trials plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our product candidates will consume significant capital resources. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to raise additional capital; the development progress of our collaborative agreements for our product candidates; the amount of funding we receive from NIAID/HHS or other government agencies for BCX4430 or from other new partnerships with third parties for the development of our product candidates, including BCX4161 and our second generation HAE product candidates; the amount or profitability of any orders for RAPIVAB (peramivir injection) or BCX4430 by any government agency or other party; the progress and results of our current and proposed clinical trials for our most advanced product candidates, including BCX4161, BCX7353 and our second generation HAE product candidates; the progress made in the manufacturing of our lead products and the progression of our other programs. We expect that we will be required to enter into one or more acceptable partnership arrangements in order to complete the development of ulodesine for the treatment of gout.

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

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including post approval studies for peramivir, the progress, timeline and ultimate outcome of the OPuS-2 clinical trial, progress of our second generation HAE compounds, funding for and continued successful development of BCX4430, and progress of our early discovery programs. In addition, constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash, which if severe and sustained could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

If NIAID/HHS was to eliminate, reduce or delay funding from our contract, this would have a significant negative impact on our revenues and cash flows.

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

We have recently completed work under a contract with BARDA/HHS for the development of our neuraminidase inhibitor, peramivir. We also have entered into a contract with NIAID/HHS for the development of BCX4430 as a treatment for Marburg virus disease and Ebola virus disease. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or, if we are found to be in violation, could result in contract termination. U.S. Government contracts typically contain extraordinary provisions that would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e., federal acquisition regulation clauses), and the ability to terminate without cause. In addition, U.S. Government contracts are subject to the in-process review described above. As such, we may be at a disadvantage as compared to competitors that do not rely on U.S. Government contracts.

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

The U.S. Government may terminate its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination does not permit these recoveries under default provisions. In the event of termination or upon expiration of a contract, the U.S. Government may dispute wind-down and termination costs and may question prior expenses under the contract and deny payment of those expenses. Should we choose to challenge the U.S. Government for denying certain payments under a contract, such a challenge could subject us to substantial additional expenses which we may or may not recover. Further, if the U.S. Government terminates its contracts with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, significant negative impact on our cash flows and operations could result.

As a U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Audits conducted by the U.S. Government for the BARDA/HHS contract have been performed and concluded through fiscal 2009; all subsequent fiscal years are still open and auditable. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contracts prospectively. In addition, in the event BARDA/HHS or NIAID/HHS determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, BARDA/HHS or NIAID/HHS would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. Government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies

If we fail to successfully commercialize or establish collaborative relationships to commercialize certain of our product candidates or if any partner terminates or fails to perform its obligations under agreements with us, potential revenues from commercialization of our product candidates could be reduced, delayed or eliminated.

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

Currently, we have established collaborative relationships with Mundipharma for the development and commercialization of forodesine and with each of Shionogi and Green Cross for the development and commercialization of peramivir, in Japan, Taiwan and South Korea. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

If we or our partners fail to fulfill our responsibilities in a timely manner, or at all, our commercialization efforts related to that collaboration could be reduced, delayed or terminated, or it may be necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our partner. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake commercialization activities at our own expense or find alternative sources of funding. Any delay in the development or commercialization of our product candidates would severely affect our business, because if our product candidates do not progress through the development process or reach the market in a timely manner, or at all, we may not receive additional future event payments and may never receive milestone, product sales or royalty payments

We do not have a great deal of experience in commercializing our products or technologies, and our future revenue generation is uncertain.

We do not have a great deal of experience in commercializing our products or technologies. We currently have limited marketing capability, no direct or third-party sales force and limited distribution capabilities. We may be unable to establish or sufficiently increase these capabilities for products we are, or plan to, commercialize. In addition, our revenue from collaborative agreements may be dependent upon the status of our preclinical and clinical programs. If we fail to advance these programs to the point of being able to enter into successful collaborations, we will not receive any potential future event or other collaborative payments.

Our ability to receive revenue from products we commercialize presents several risks, including:

•	we or our collaborators may fail to successfully complete clinical trials sufficient to obtain FDA marketing approval;

•	many competitors are more experienced and have significantly more resources, and their products could reach the market faster, be more cost effective or have a better efficacy or tolerability profile than our product candidates;

•	we may fail to employ a comprehensive and effective intellectual property strategy, which could result in decreased commercial value of our Company and our products;

•	we may fail to employ a comprehensive and effective regulatory strategy, which could result in a delay or failure in commercialization of our products;

•	our ability to successfully commercialize our products is affected by the competitive landscape, which cannot be fully known at this time;

•	reimbursement is constantly changing, which could greatly affect usage of our products; and

•	future revenue from product sales would depend on our ability to successfully complete clinical studies, obtain regulatory approvals, and manufacture, market and commercialize our approved drugs.

If our development collaborations with third parties, such as our development partners and contract research organizations, fail, the development of our product candidates will be delayed or stopped.

We rely heavily upon other parties for many important stages of our product candidate development, including but not limited to:

•	discovery of compounds that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	licensing or designing of enzyme inhibitors for development as product candidates;

•	execution of some preclinical studies and late-stage development for our compounds and product candidates;

•	management of our clinical trials, including medical monitoring and data management;

•	execution of additional toxicology studies that may be required to obtain approval for our product candidates; and

•	manufacturing the starting materials and drug substance required to formulate our products and the product candidates to be used in our clinical trials, toxicology studies and any potential commercial product.

Our failure to engage in successful collaborations at any one of these stages would greatly impact our business. If we do not license enzyme targets or inhibitors from academic institutions or from other biotechnology companies on acceptable terms, our drug development efforts would suffer. Similarly, if the contract research organizations that conduct our initial or late-stage clinical trials, conduct our toxicology studies, manufacture our starting materials, drug substance and product candidates or manage our regulatory function breached their obligations to us or perform their services inconsistent with industry standards and not in accordance with the required regulations, this would delay or prevent both the development of our product candidates and the availability of any potential commercial product.

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

Commercialization of RAPIVAB is subject to the potential commercialization risks described herein and numerous additional risks. Any potential revenue benefits to us are highly speculative.

Commercialization success of RAPIVAB is uncertain and is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, commercialization of RAPIVAB is subject to further risks and commercialization may be negatively impacted by a number of factors, including, but not limited to, the following:

•	RAPIVAB may not prove to be safe and sufficiently effective for market approval in the major markets other than the United States;

•	necessary funding for post marketing commitments and further development of RAPIVAB may not be available timely, at all, or in sufficient amounts;

•	flu prevention or pandemic treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines or other antivirals, including competitive i.v. antivirals, could substantially replace potential demand for RAPIVAB;

•	any substantial demand for pandemic or seasonal flu treatments may not exist in the future;

•	RAPIVAB may not be accepted by patients and physicians as a treatment for seasonal influenza compared to the other currently marketed antiviral drugs, which would limit revenue from non-governmental entities;

•	numerous large and well-established pharmaceutical and biotech companies will be competing to meet the market demand for flu drugs and vaccines;

•	the only major markets in which patents relating to RAPIVAB have issued or been allowed are the United States, Canada, Japan, Australia and many contracting and extension states of the European Union, and no patent applications or issued patents for RAPIVAB exist in other potentially significant markets;

•	regulatory authorities may not make needed accommodations to accelerate the drug testing and approval process for RAPIVAB outside the United States;

•	a limited number of governmental entities are expected to be the primary potential stockpiling customers for RAPIVAB and if we are not successful at marketing RAPIVAB to these entities for any reason, we will not receive substantial revenues from stockpiling orders;

•	government and third party payors may not provide sufficient coverage or reimbursement which would negatively impact the demand for RAPIVAB;

•	we may not be able to maintain sufficient and acceptable commercial manufacturing ourselves or through third-party manufacturers;

•	the commercial demand and acceptance for RAPIVAB by healthcare providers and by patients may not be sufficient to result in substantial revenues of RAPIVAB;

•	effectiveness of our marketing efforts, especially since we have no sales force for RAPIVAB and we have devoted limited resources to its commercialization;

•	market satisfaction with existing alternative therapies;

•	perceived efficacy relative to other available therapies;

•	disease prevalence;

•	cost of treatment;

•	pricing and availability of alternative products;

•	marketing and sales activities of competitors;

•	shifts in the medical community to new treatment paradigms or standards of care; and

•	relative convenience and ease of administration.

If any or all of these and other risk factors occur, we will not attain significant revenues or gross margins from RAPIVAB and our stock price and or cash flows may be adversely affected.

We are subject to various federal and state laws regulating the marketing of RAPIVAB and, if we do not comply with these regulations, we could face substantial penalties.

Our sales, promotion and other activities related to RAPIVAB, or any of our other products under development following their regulatory approval, are subject to regulatory and law enforcement authorities in addition to the FDA, including the Federal Trade Commission, the Department of Justice, and state and local governments. We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including both federal and state anti-kickback laws. Although we seek to comply with these statutes, it is possible that our practices, or those of our distributors, might be challenged under anti-kickback or similar laws. Violations of fraud and abuse laws may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, and future exclusion from participation in government healthcare programs.

We have a number of outstanding post-marketing commitments to the FDA, which we may not complete successfully or on time for any number of reasons, including but not limited to lack of funds to complete the studies or insufficient interest by appropriate sites, investigators or study subjects. For example, as a condition of the approval of RAPIVAB, we are required to complete a pediatric patient study of RAPIVAB and to submit the final results of this clinical trial to the FDA. Depending on the outcome of this clinical trial, we may be unable to expand the indication for RAPIVAB or we may be required to include specific warnings or limitations on dosing this product, which could negatively impact our sales of RAPIVAB. We may be subject to penalties if we fail to comply with post-approval legal and regulatory requirements and our products could be subject to continual recordkeeping and reporting requirements, review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to the other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, RAPIVAB, and any other future product candidates’ approval, may contain requirements for costly post-marketing testing and surveillance to monitor its safety or efficacy.

Our advertising and promotion are subject to stringent FDA rules and oversight. In particular, the claims in our promotional materials and activities must be consistent with the FDA approvals for our products, and must be appropriately substantiated and fairly balanced with information on the safety risks and limitations of the products. We must review adverse event information concerning our products and make expedited and periodic adverse event reports to the FDA and other regulatory authorities.

In addition, the research, manufacturing, distribution, sale and promotion of products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the healthcare fraud and abuse laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with all applicable federal and state fraud and abuse laws may be costly.

We are subject to new legislation, regulatory proposals and healthcare payor initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

In March 2010, the President signed the Patient Protection and Affordable Care Act, or PPACA, which makes extensive changes to the delivery of health care in the U.S. The PPACA includes numerous provisions that affect pharmaceutical companies, some of which became effective immediately and others of which will be taking effect over the next several years. For example, the PPACA seeks to expand health care coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA will also impose substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The PPACA also contains cost containment measures that could reduce reimbursement levels for health care items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. We cannot predict what effect the PPACA or other healthcare reform initiatives that may be adopted in the future will have on our business. Further, it remains unclear whether there will be any changes made to provisions of the PPACA or other health care laws through acts of Congress in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year.  Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission. Compliance with the PPACA and state laws with similar provisions is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. In particular, legislation has been enacted in certain states and proposed at a federal level that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. Compliance with these electronic pedigree requirements may increase our operational expenses and impose significant administrative burdens. In addition, our compliance may be deemed insufficient and we could fact a material adverse effect on our business, financial condition, results of operations and growth prospects.  As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

Managed care organizations are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many managed care organizations negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization’s patient population. The process for obtaining coverage can be lengthy and costly, and we expect that it could take several months before a particular payor initially reviews our product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of RAPIVAB or any other product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, or at all which may have a material adverse effect on our business, financial condition and results of operations.

There are risks related to the potential government use or sale of RAPIVAB.

Government use or sale of RAPIVAB in emergency situations, or otherwise, may result in the use of RAPIVAB which is outside of its approved use. To the extent that RAPIVAB is used as a treatment for influenza by any government entity, there can be no assurance that it will prove to be generally safe, well-tolerated and effective. Such government use of RAPIVAB may create certain liabilities for us. There is no assurance that we or our manufacturers will be able to fully meet the demand for RAPIVAB in the event of additional orders. Further, we may not achieve a favorable price for additional orders of RAPIVAB in the United States or in any other country. Our competitors may develop products that could compete with or replace RAPIVAB. We may face competition in markets where we have no existing intellectual property protection or are unable to successfully enforce our intellectual property rights.

There is no assurance that the non-U.S. partnerships that we have entered into for RAPIVAB will result in any order for RAPIVAB in those countries. There is no assurance that RAPIVAB will be approved for any use or will achieve market approval in additional countries. In the event that any emergency use or market approval is granted, there is no assurance that any order by any non-U.S. partnership or commercialization of RAPIVAB in other countries will be substantial or will be profitable to us. The sale of RAPIVAB, emergency use or other use of RAPIVAB in any country may create certain liabilities for us.

Because we have limited manufacturing experience, we depend on third-party manufacturers to manufacture our product, product candidates and the materials for our product candidates. If we cannot rely on third-party manufacturers, we will be required to incur significant costs and potential delays in finding new third-party manufacturers.

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon third-party manufacturers to manufacture the materials required for our product, product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, especially for RAPIVAB and BCX4161, including but not limited to problems involving:

•	inconsistent production yields;

•	product liability claims;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes that could strike their facilities or have an effect on infrastructure;

•	potential impurities in our drug substance or products that could affect availability of product for our clinical trials or future commercialization;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies, particularly associated with RAPIVAB and planned studies for BCX4161, BCX7353 and BCX4430.

For example, our product manufacturer for RAPIVAB has been issued a Warning Letter and a Form 483 from the FDA. Failure to adequately address the observations made in the Form 483 and subsequent, timely satisfactory inspections and other necessary FDA processes may result in issues with future supply of RAPIVAB.

These contract manufacturers may not be able to manufacture the materials required for our product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third-party manufacturers have met our manufacturing requirements, but they may not continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer (including RAPIVAB), may require prior review and approval in accordance with the FDA’s cGMP and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

Our raw materials, drug substances, and product candidates are manufactured by a limited group of suppliers and some at a single facility. If any of these suppliers were unable to produce these items, this could significantly impact our supply of product candidate material for further preclinical testing and clinical trials.

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

Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub, is subject to numerous risks. Peramivir was first approved for marketing and manufacturing in Japan in October 2009 and has been offered for sale in Japan only since January 2010. As a result, there is limited sales history for peramivir in Japan, and there can be no assurance that peramivir will gain market acceptance in the Japanese market. In addition, Shionogi’s sales of peramivir are expected to be highly seasonal and vary significantly from year to year, and the market for products to treat or prevent influenza is highly competitive. Under our license agreement with Shionogi, Shionogi has control over the commercial process for peramivir in Japan and Taiwan. Royalty Sub’s ability to service the PhaRMA Notes may be adversely affected by, among other things, changes in or any termination of our relationship with Shionogi, reimbursement, regulatory, manufacturing and/or intellectual property issues, product returns, product recalls, product liability claims and allegations of safety issues, as well as other factors. As Royalty Sub has been unable to service its obligations under the PhaRMA Notes and an event of default has occurred under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to pursue acceleration of the PhaRMA Notes and foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs and we might otherwise be adversely affected.

Shionogi’s failure to successfully market and commercialize peramivir in Japan would have a material adverse effect on Royalty Sub’s ability to service its obligations on the PhaRMA Notes.

The successful commercialization of peramivir in Japan depends on the efforts of Shionogi and is beyond the control of us or Royalty Sub. Sales by Shionogi depend on many factors, including the incidence and severity of seasonal influenza in Japan each year (both of which can vary very significantly from year to year), the perceived and actual efficacy and safety of peramivir, the experience of physicians and patients with peramivir, continued market acceptance, continued availability of supply, competition, sales and marketing efforts, governmental regulation, and pricing and reimbursement in Japan. Shionogi is responsible for the marketing and sale of peramivir in Japan, including with respect to the pricing of peramivir in that market. There are no minimum royalties, sales levels or other performance measures required of Shionogi under the Shionogi Agreement and Shionogi could in its sole discretion reduce or cease its sale efforts of peramivir in Japan, subject to its covenant in the Shionogi Agreement to use diligent efforts to commercialize peramivir in Japan. If Shionogi is unable to, or fails to, successfully market and commercialize peramivir, it would have a material adverse effect on Royalty Sub’s ability to service its obligations under the PhaRMA Notes and our ability to benefit from our equity interest in Royalty Sub. To date, Shionogi royalties have been insufficient for Royalty Sub to service annual interest obligations from the PhaRMA Notes and the PhaRMA Notes are in default.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a foreign currency hedge arrangement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the foreign currency hedge agreement, we may be required to pay an annual premium in the amount of $2.0 million in each May, provided the foreign currency hedge arrangement remains in effect, continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the foreign currency hedge arrangement) is such that the U.S. dollar is worth 100 yen or less. We will be required to mark-to-market our potential obligations under the currency hedge and post cash collateral, which may cause us to experience additional quarterly volatility in our operating results and cash flows as a result. Additionally, we may be required to pay significant premiums or a termination fee under the foreign currency hedge agreement entered into by us in connection with the issuance of the PhaRMA Notes. The Company is required to maintain a foreign currency hedge at 100 yen per dollar under the agreements governing the PhaRMA Notes.

If we or our partners do not obtain and maintain governmental approvals for our product candidates under development, we or our partners will not be able to sell these potential products, which would significantly harm our business because we will receive no revenue.

We or our partners must obtain regulatory approval before marketing or selling our future product candidates. If we or our partners are unable to receive regulatory approval and do not market or sell our future product candidates, we will never receive any revenue from such product sales. In the United States, we or our partners must obtain FDA approval for product candidates that we intend to commercialize. The process of preparing for and obtaining FDA approval may be lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation and export laws of the United States. Because of the risks and uncertainties in biopharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If the FDA delays regulatory approval of our product candidates, our management’s credibility, our value and our operating results may suffer. Even if the FDA or foreign regulatory agencies approve a product candidate, the approval may limit the indicated uses for a product candidate and/or may require post-approval studies.

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

We and our partners are performing research on or developing products for the treatment of several disorders including HAE, recurrent/refractory peripheral T-cell lymphoma and broad spectrum antivirals which may be developed as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai Co. Ltd.’s TARGRETIN® for cutaneous T-cell lymphoma and the current neuraminidase inhibitors marketed by GSK and Roche for influenza and CINRYZE® and FIRAZYR® for HAE, marketed by Shire Pharmaceuticals, Inc., and KALBITOR® for HAE, marketed by Dyax Corporation. Therapeutic products with potentially promising data to treat Ebola include Tekmira Pharmaceutical s Corporation’s TKM-Ebola (RNAi interference based) and Mapp Biopharmaceutical, Inc.’s ZMapp (antibody-based) both of which have been used in Ebola patients. Further, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and molecules in development in the fields of HAE and in other therapeutic areas where we have discovery and development efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

We face an inherent risk of liability in the event that the use or misuse of our products results in personal injury or death and our product liability insurance coverage may be insufficient.

If the use or misuse of RAPIVAB or any other FDA-approved products we may sell in the future harms people, we may be subject to costly and damaging product liability claims brought against us by consumers, healthcare providers, pharmaceutical companies, third-party payors or others. The use of our product candidates in clinical trials could also expose us to product liability claims. We cannot predict all of the possible harms or side effects that may result from the use of our products or the testing of product candidates and, therefore, the amount of insurance coverage we currently may not be adequate to cover all liabilities or defense costs we might incur. A product liability claim or series of claims brought against us could give rise to a substantial liability that could exceed our resources. Even if claims are not successful, the costs of defending such claims and potential adverse publicity could be harmful to our business.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We have product liability insurance covering our commercial sale of RAPIVAB and our clinical trials. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

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

While we currently have insurance for our business, property, directors and officers, and our products insurance is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to claims or suffer a loss or damage in excess of our insurance coverage, we will be required to bear any loss in excess of our insurance limits. If we are subject to claims or suffer a loss or damage that is outside of our insurance coverage, we may incur significant uninsured costs associated with loss or damage that could have an adverse effect on our operations and financial position. Furthermore, any claims made on our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all.

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

If we fail to retain our existing key personnel or fail to attract and retain additional key personnel, the development of our product candidates and commercialization of our products and the related expansion of our business will be delayed or stopped.

We are highly dependent upon our senior management and scientific team, the unexpected loss of whose services might impede the achievement of our development and commercial objectives. Competition for key personnel with the experience that we require is intense and is expected to continue to increase. Our inability to attract and retain the required number of skilled and experienced management, commercial, operational and scientific personnel will harm our business because we rely upon these personnel for many critical functions of our business.

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

Several of our stockholders own greater than 5% of our outstanding common stock. Our top five stockholders own more than 50% of BioCryst and can individually, and as a group, influence our operations based upon their concentrated ownership. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions.

Our stock price has been, and is likely to continue to be, highly volatile, which could result in the value of your investment in our common stock to decline significantly.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2014, the 52-week range of the market price of our stock was from $7.29 to $14.62 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of January 31, 2015, there were 72,320,136 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

As of January 31, 2015, there were 11,067,975 stock options and restricted stock units outstanding, 1,369,593 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 538,293 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and other research and development efforts;

•	the potential funding from our contracts with BARDA/HHS for the development and support of the NDA filing for RAPIVAB and the potential funding from our contract with NIAID/HHS for the development of BCX4430;

•	the potential for a government stockpiling order or profit from commercial sales of RAPIVAB;

•	the potential use of RAPIVAB as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the further preclinical or clinical development and commercialization of our product candidates, including our HAE program, RAPIVAB, BCX4430, early stage discovery programs, forodesine, and other PNP inhibitor development programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our drug candidates;

•	plans, programs, progress and potential success of our collaborations, including Mundipharma for forodesine and Shionogi and Green Cross for peramivir in their territories;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to raise additional capital to fund our operations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

We lease property in both Durham, North Carolina and Birmingham, Alabama. Our headquarters, including our clinical and regulatory operations, are based in Durham, while our principal research facilities are located in Birmingham. We lease approximately 15,000 square feet in Durham through June 30, 2020 and lease approximately 35,000 square feet in Birmingham through June 30, 2016. Beginning in October 2015, we will lease an additional approximate 35,000 square feet in Birmingham to house our new research facilities. We expect to begin construction on our new research facility in 2015. We believe that our facilities are adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol BCRX. The following table sets forth the low and high sales prices of our common stock as reported by the NASDAQ Global Select Market for each quarter in 2014 and 2013:

	2014		2013
	Low	High	Low	High
First quarter	$7.46	$13.33	$1.12	$2.04
Second quarter	$7.29	$12.86	$1.26	$2.21
Third quarter	$9.78	$14.62	$1.51	$7.59
Fourth quarter	$9.02	$13.28	$4.55	$7.84

The last sale price of the common stock on January 30, 2015 as reported by the NASDAQ Global Select Market was $10.18 per share.

Holders

As of January 31, 2015, there were approximately 197 holders of record of our common stock

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

PERFORMANCE GRAPH FOR BIOCRYST

Indexed Comparison Since 2009

	Beginning Investment 12/31/09	Investment at 12/31/10	Investment at 12/31/11	Investment at 12/31/12	Investment at 12/31/13	Investment at 12/31/14
BioCryst Pharmaceuticals, Inc.	$100.00	$80.03	$38.24	$21.98	$117.65	$188.24
The NASDAQ Stock Market	100.00	117.55	117.91	137.29	183.26	206.09
NASDAQ Pharmaceutical Stocks	100.00	102.60	120.54	137.81	186.98	227.77

The above graph measures the change in a $100 investment in our common stock based on its closing price of $6.46 on December 31, 2009 and its year-end closing price thereafter. Our relative performance is then compared with the CRSP Total Return Indexes for the NASDAQ Stock Market (U.S.) and NASDAQ Pharmaceutical Stocks.

Recent Sales of Unregistered Securities: None.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock or shares surrendered to satisfy tax obligations during the fourth quarter of 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The selected Statement of Operations Data and Balance Sheet data with respect to the years ended December 31, 2014, 2013, 2012, 2011, and 2010 set forth below are derived from our consolidated financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 below and our consolidated financial statements and the notes thereto appended to this annual report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$13,608	$17,331	$26,293	$19,643	$62,381
Cost of product sold	1	—	—	—	86
Research and development expenses	51,796	41,943	49,160	55,538	82,473
General and administrative expenses	7,461	6,007	9,130	13,692	13,145
Royalty expense	121	98	132	—	—
Restructuring costs	—	—	1,759	—	1,034
Loss from operations	(45,771)	(30,717)	(33,888)	(49,587)	(34,357)
Net loss	(45,189)	(30,108)	(39,081)	(56,948)	(33,853)
Basic and diluted net loss per share	$(0.68)	$(0.55)	$(0.79)	$(1.26)	$(0.76)
Weighted average shares outstanding	66,773	55,216	49,474	45,144	44,564

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$114,038	$40,788	$37,058	$57,725	$66,341
Receivables	9,490	2,115	4,562	5,831	30,227
Inventory	683	—	—	263	898
Total assets	136,874	48,866	57,439	82,208	109,447
Long-term deferred revenue	3,552	4,736	5,920	7,103	15,944
Non-recourse notes payable	30,000	30,000	30,000	30,000	—
Accumulated deficit	(467,898)	(422,709)	(392,601)	(353,520)	(296,572)
Total stockholders’ (deficit) equity	75,635	(1,126)	(454)	14,806	65,503

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenues are difficult to predict and depend on numerous factors, including the prevalence and severity of influenza in regions for which peramivir has received regulatory approval, seasonality of influenza, ongoing discussions with government agencies regarding future RAPIVAB and/or BCX4430 development and stockpiling procurement, as well as entering into, or modifying, licensing agreements for our product candidates. Furthermore, revenues related to our collaborative development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

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

Overview

We are a biotechnology company that designs, optimizes and develops novel small molecule drugs that block key enzymes involved in the pathogenesis of diseases. We focus on the treatment of rare diseases in which significant unmet medical needs exist and align with our capabilities and expertise. We integrate the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design.

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

Recent Corporate Highlights

RAPIVAB (peramivir injection)

RAPIVAB was approved by the FDA on December 19, 2014 for the treatment of acute uncomplicated influenza in adult patients who have been symptomatic for no more than two days. We supplied RAPIVAB to our specialty distributors and made it available to patients on December 26, 2014. We have elected the “Sell-Through” revenue recognition and recognized approximately $33,000 of RAPIVAB product sales in 2014. With the approval and commercial availability of RAPIVAB, we are now moving our focus to obtaining a stock-piling procurement contract with the U.S. Government to realize the strategic value of this program. The $234.8 million development contract from BARDA/HHS in which peramivir was being developed expired on June 30, 2014 upon completion of all our responsibilities under the contract.

HAE Program

BCX4161

On December 18, 2014, we announced the dosing of the first patient in OPuS-2 (Oral ProphylaxiS-2), a blinded, randomized, placebo-controlled clinical trial of orally-administered BCX4161 in patients with HAE. OPuS-2 is a 12-week, three-arm, parallel cohort design trial to evaluate the efficacy and safety of two doses of BCX4161, 300 mg and 500 mg, administered three-times daily compared with placebo. This trial is being conducted in the U.S. and select European countries and is expected to enroll approximately 100 HAE patients. The primary efficacy endpoint for the trial will be the mean angioedema attack rate for each BCX4161 dose group compared to placebo. In December 2014 and January 2015, the FDA granted BCX4161 Orphan Drug designation and Fast Track designation for the treatment of HAE. In addition, the COMP of the EMA issued a positive opinion on the application for orphan drug designation for BCX4161 for the treatment of patients with HAE and the European Commission recently affirmed this designation.

BCX7353 and other 2nd generation HAE compounds

In January 2015, we selected BCX7353, one of two advanced-stage preclinical optimized plasma kallikrein inhibitors, to advance into Phase 1 development as a once-daily, oral prophylactic HAE treatment. BXC7353 is structurally different from BCX4161, but has a similar mechanism of action. BCX7353 has completed all toxicology requirements necessary for testing in healthy human volunteers and we expect it to enter Phase 1 clinical development in 2015. In addition to BCX7353, we continue to work on multiple other second generation molecules that are at an earlier stage of preclinical development.

BCX4430

On December 15, 2014, we announced the dosing of the first subject in a randomized, placebo-controlled Phase 1 clinical trial to evaluate i.m. administration of BCX4430 in healthy volunteers. The main goals of this first-in-human study are to evaluate the safety, tolerability and pharmacokinetics of escalating doses of BCX4430 administered via i.m. injection in healthy subjects.

On December 23, 2014, we announced results from a successful proof-of-concept study of BCX4430 for the treatment of experimental Ebola virus infection in Rhesus macaques, conducted at USAMRIID. The primary goal of the study was to assess the effect of BCX4430 treatment on survival through Day 41 in animals infected with Ebola virus. Dosing of placebo or BCX4430 by i.m. injection was initiated 30-120 minutes after virus challenge and continued twice a day for 14 days. The overall survival rate for BCX4430 treated animals at day 41 was 10 of 12 (83%, p < 0.001 compared to controls). Preliminary evaluation of the quantity of virus in the blood showed an approximate 3-log reduction in Ebola virus RNA copies/mL of plasma, compared with control animals. This Rhesus macaques study was conducted following the completion, in November 2014, of a dose-ranging study of BCX4430 for the treatment of cynomolgus macaques infected with Ebola virus. The cynomolgus macaques study was designed to evaluate whether BCX4430 showed a meaningful benefit for survival in Ebola virus NHP disease models. In this study, BCX4430 demonstrated a statistically significant prolongation of survival for the animals at the highest dose regimen tested, but no animals survived beyond 21 days.

On February 12, 2015, NIAID/HHS exercised an additional option under our BCX4430 development contract which provides an additional $2.7 million to us for i.v. development and submission of an IND. Exercise of this option yields $25.0 million of obligated option funding under the $29.1 million contact.

Results of Operations

Year Ended December 31, 2014 Compared to 2013

Total 2014 revenues decreased to $13.6 million as compared to 2013 revenues of $17.3 million. The 2014 revenue consisted of $3.0 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $9.4 million of reimbursement of collaborative expenses from BARDA/HHS and NIAID/HHS related to the development of peramivir and BCX4430, and $1.2 million associated with collaborative revenue amortization from other corporate partnerships. In addition, we recorded approximately $33,000 of RAPIVAB revenue under the “Sell-Through” revenue recognition methodology. RAPIVAB was available for commercial sale on December 26, 2014. The decrease in total revenues was primarily the result of the June 2014 BARDA/HHS peramivir contract expiration associated with completion of development activities under this contract. The 2013 revenue consisted of $2.6 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $13.5 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of peramivir and $1.2 million associated with collaborative revenue amortization from other corporate partnerships. With the expiration of BARDA/HHS peramivir contract, unless we enter into new government contracts, all significant and future reimbursement of collaborative expenses will be under the NIAID/HHS BCX4430 development contract. In addition, we expect RAPIVAB product sales to increase in future years when the product is available prior to the beginning of the influenza season and for a longer period of time within a fiscal year. However, our RAPIVAB product revenue will be difficult to predict because of volatility in prevalence, timing and severity of influenza season to season in the United States and because we will not incur substantial commercialization expenses to promote it.

Research and Development (“R&D”) expenses increased to $51.8 million in 2014 from $41.9 million in 2013. 2014 R&D expenses, compared with 2013, reflect increased spending on our HAE and BCX4430 programs which were partially offset by the wind-down of peramivir development activities and the expiration of the BARDA/HHS development contract. In addition, our 2014 equity compensation expense allocated to R&D increased due to the vesting of two underlying milestones under previously issued performance-based stock options for the successful outcome of OPuS-1 and RAPIVAB approval in the U.S. In 2013, we recognized approximately $5.0 million of R&D costs related to a write-off of deferred collaboration costs associated with our PNP licensing agreement with AECOM/IRL. This write-off, and related R&D expenses, was allocated to the ulodesine program and represents the majority of 2013 ulodesine expense represented in the table below.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	2014	2013	2012
R&D expenses by program:
BCX4161	$19,005	$15,442	$8,931
Peramivir	2,898	13,627	12,799
Ulodesine	36	5,866	9,726
BCX4430	13,060	3,318	1,248
BCX5191	—	448	8,229
Forodesine	—	12	2,148
2nd generation HAE compounds	11,681	—	—
Other research, preclinical and development costs	5,116	3,230	6,079
Total R&D expenses	$51,796	$41,943	$49,160

R&D expenses include all direct and indirect expenses and are allocated to specific programs at the point of development of a lead product candidate. Direct expenses are charged directly to the program to which they relate and indirect expenses are allocated based upon internal direct labor hours dedicated to each respective program. Direct expenses consist of compensation for R&D personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes, manufacture the product candidates, conduct and manage clinical trials, as well as other costs related to our clinical and preclinical studies. Indirect R&D expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. R&D expenses vary according to the number of programs in clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs due to the longer length of time of the clinical trials and the higher number of patients enrolled in these clinical trials.

General and administrative (“G&A”) expenses increased to $7.5 million in 2014 compared to $6.0 million in 2013. The increase of $1.5 million is primarily due to RAPIVAB distribution expenses and unrestricted grants awarded to the U.S. and International HAE patient advocacy groups. Although we do not have plans to incur substantial commercial expenses to promote RAPIVAB in the U.S. in the future, we do expect our future G&A expenses to increase associated with RAPIVAB distribution expenses and other increases in administrative expenses associated with corporate growth in preparation for future NDA and other regulatory filings and for product commercialization.

Interest expense, related to the non-recourse notes issued in conjunction with the peramivir royalty monetization transaction in March 2011, increased slightly to $5.0 million in 2014 as compared to $4.8 million in 2013. In addition, a mark to market gain of $5.5 million was recognized in 2014 related to the foreign currency hedge entered into in conjunction with the royalty monetization transaction, compared to a mark to market gain of $5.3 million in 2013, both resulting from changes in the U.S. dollar/Japanese yen exchange rate during the respective years. We entered into a foreign Currency Hedge Agreement to hedge changes in the value of the Japanese yen relative to the U.S. dollar. The currency hedge does not qualify for hedge accounting treatment and therefore mark to market adjustments are recognized in our Consolidated Statements of Comprehensive Loss. Although we cannot predict the future yen/dollar exchange rate, the applicable foreign currency rates moved such that we currently have no collateral posted; however, it is possible that collateral will be required in 2015 or the future. We are unable to predict future changes in the yen/dollar exchange rate or increases/decreases in our hedge loss associated with the Currency Hedge Agreement.

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

R&D expenses decreased to $41.9 million in 2013 from $49.2 million in the prior year. The 2013 R&D expenses, compared with 2012, reflect decreased spending on our ulodesine and BCX5191 programs and reduced R&D infrastructure costs, partially offset by increased expenditures for our BCX4161 and BCX4430 programs. In connection with the Amended and Restated License and Development Agreement with Mundipharma and the Knowledge Transfer that was completed in the first quarter of 2012, we recognized $1.9 million of deferred expense in 2012. With this amendment, we did not incur many forodesine-related costs in 2013 and do not expect to incur any significant forodesine costs in the future. Furthermore, we do not expect to incur significant ulodesine expenses in the future because we do not plan to initiate Phase 3 development of ulodesine without a partner. In 2013, we recognized approximately $5.0 million of R&D costs related to a write-off of deferred collaboration costs associated with our PNP licensing agreement with AECOM/IRL.

G&A expenses decreased to $6.0 million in 2013 compared to $9.1 million in the prior year. The decrease of $3.1 million is primarily due to the December 2012 restructuring that reduced our cost structure and operations.

Interest expense increased slightly to $4.8 million in 2013 as compared to $4.7 million in 2012. In addition, a mark to market gain of $5.3 million was recognized in 2013 related to the foreign currency hedge compared to a mark to market loss of $0.7 million in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate during the respective years.

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

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2015 operating expenses to exceed our 2015 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for peramivir and BCX4430; and to a lesser extent, the PhaRMA Notes financing. To date, we have been awarded a BARDA/HHS peramivir development contract totaling $234.8 million, which expired on June 30, 2014, and a NIAID/HHS BCX4430 development contract totaling $29.1 million (as of February 12, 2015), which is ongoing. The total amount of NIAID/HHS funding obligated under awarded options (as of February 12, 2015) in the contract is $25.0 million. Most recently, we completed a successful public offering in June 2014 of 11.5 million shares of common stock at a price of $10.00 per share following the release of our OPuS-1 clinical trial results, which provided net proceeds to us of approximately $106.6 million. This financing provides us liquidity through the middle of 2016. We retain the ability to offer for sale approximately $10.0 million of securities, including common stock, preferred stock, debt securities, depositary shares and warrants from an effective shelf registration statement, which we filed with the SEC on November 6, 2013. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of December 31, 2014, we had net working capital of $31.7 million, an increase of approximately $4.8 million from $26.9 million at December 31, 2013. The increase in working capital was principally due to $106.6 million in net proceeds derived from our June 2014 public offering, largely offset by our normal operating expenses associated with the development of our product candidates and the reclassification of our non-recourse notes payable to current liabilities. Our principal sources of liquidity at December 31, 2014 were approximately $54.7 million in cash and cash equivalents; approximately $59.3 million in investments considered available-for-sale; approximately $2.8 million in U.S. Government receivables; and approximately $5.6 million of receivables from product sales of RAPIVAB. We anticipate our cash and investments will fund our operations through the middle of fiscal 2016.

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

We extended or executed additional lease obligations in 2015 for our Birmingham, Alabama operations which increases the obligation by $5.1 million and for which these new obligations extend out through 2026. These operating lease obligations encompass future rental obligations of our Birmingham operating facilities.

We plan to finance our needs principally from the following:

•	lease or loan financing and future public or private equity financing;

•	our existing capital resources and interest earned on that capital;

•	payments under existing and executing new contracts with the U.S. Government; and

•	payments under collaborative and licensing agreements with corporate partners.

As our programs continue to advance, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements and additional personnel resources and testing required for the continuing development of our product candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our product candidates, the amount and timing of funding we receive from existing U.S. Government contracts for peramivir and BCX4430, the amount of funding or assistance, if any, we receive from new U.S. Government contracts or other new partnerships with third parties for the development and or commercialization of our product candidates, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates and the progression of our other programs.

With the funds available at December 31, 2014, we believe these resources will be sufficient to fund our operations through the middle of fiscal 2016. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events in the future. In order to continue our operations substantially beyond the middle of fiscal 2016, we will need to: (1) successfully secure, or increase U.S. Government funding of our programs, including procurement contracts; (2) out-license rights to certain of our product candidates, pursuant to which we would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. Additionally, we retain the ability to offer for sale approximately $10.0 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from an effective shelf registration statement, which we filed with the SEC on November 6, 2013.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	our ability to perform under our government contracts and receive reimbursement, and receive stockpiling procurement contracts;

•	the magnitude of work under our government contracts;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain product candidates or a decision to build or expand internal development and commercial capabilities;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and develop product candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our product candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development and commercialization of our product candidates;

•	the scope of manufacturing of our drug substance and product candidates required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	post-approval commitments for RAPIVAB and other products that receive regulatory approval; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital in the near future. Additional funding, whether through additional sales of equity or debt securities, collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and existing government contracts specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates as well as rate of reimbursement by U.S. Government agencies of our peramivir and BCX4430 expenses and any future decisions regarding the future of the peramivir and BCX4430 programs, including those relating to stockpiling procurement. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; and the level of required administrative support for our daily operations.

Financial Outlook for 2015

Based upon our development plans, expected operations and our awarded government contracts, we expect 2015 operating cash usage to be in the range of $65 to $80 million, and expect our total 2015 operating expenses to be in the range of $75 to $95 million. Our operating expense range excludes equity-based compensation expense due to the difficulty in accurately projecting this expense as it is significantly impacted by the volatility and price of the Company’s stock, as well as vesting of the Company’s outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of December 31, 2014, we are not involved in any unconsolidated entities or off–balance sheet arrangements.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they are cancelable as of December 31, 2014. Some of the amounts we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$2,414	$739	$767	$722	$186
Purchase obligations(1)	31,546	31,546	—	—	—
Contingent license obligations	6,425	575	1,150	1,150	3,550
Non-recourse notes payable(2)	60,879	10,229	8,400	8,400	33,850
Total	$101,264	$43,089	$10,317	$10,272	$37,586

(1)	Purchase obligations include commitments related to clinical development, manufacturing and research operations and other purchase commitments.
(2)	Assumes the PhaRMA Notes will be repaid at maturity and the related interest costs will accrue and be paid annually through maturity. This assumption is based on the unpredictable nature of the royalty payments from Shionogi, which are designated for both principal and interest payments on the PhaRMA Notes.

Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2015 through 2020, provided the Currency Hedge Agreement is still in effect. A payment of $2.0 million will be required if, during the relevant year, the dollar is worth less than 100 yen. As of December 31, 2014, we have no hedge collateral. Because the posting of additional collateral and payment of annual premiums is contingent on the value of the yen relative to the dollar and other factors, such payments have been excluded from the foregoing table.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Inventory

Our inventories consist of RAPIVAB finished goods and work in process, which are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. In connection with the FDA approval of RAPIVAB in December 2014, the Company began capitalizing costs associated with the production of RAPIVAB commercial inventories.

Accrued Expenses

We enter into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. We record liabilities under these contractual commitments when an obligation has been incurred. This accrual process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed and estimating the level of service performed and the associated cost when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to Clinical Research Organizations (“CROs”) in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of our raw materials, drug substance and product candidates; and

•	professional fees.

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

Product Sales

We recognize revenue for sales of RAPIVAB when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment from our specialty distributors, utilizing the Sell-Through revenue recognition methodology. Product sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price was fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, we sell RAPIVAB to specialty distributors, who, in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations.

Sales deductions consist of statutory rebates to state Medicaid, Medicare and other government agencies and sales discounts (including trade discounts and distribution service fees). These deductions are recorded as reductions to revenue from RAPIVAB in the same period as the related sales with estimates of future utilization derived from historical experience adjusted to reflect known changes in the factors that impact such reserves.

We utilize data from external sources to help estimate gross-to-net sales adjustments as they relate to the recognition of revenue for RAPIVAB sold. External sourced data includes, but is not limited to, information obtained from specialty distributors with respect to their inventory levels and sell-through to customers, and information from third-party suppliers of market research data to the pharmaceutical industry.

The Company has categorized and described more fully the following significant sales deductions, all of which involve estimates and judgments, which the Company considers to be critical accounting estimates, and requires it to use information from external sources.

Rebates and Chargebacks

Statutory rebates to state Medicaid agencies and Medicare are based on statutory discounts to RAPIVAB’s selling price. As it can take up to nine months or more for information to be received on actual usage of RAPIVAB in Medicaid and other governmental programs, we maintain reserves for amounts payable under these programs relating to RAPIVAB sales.

Chargebacks claimed by specialty distributors are based on the differentials between product acquisition prices paid by the specialty distributors and lower government contract pricing paid by eligible customers covered under federally qualified programs.

The amount of the reserve for rebates and chargebacks is based on multiple qualitative and quantitative factors, including the historical and projected utilization levels, historical payment experience, changes in statutory laws and interpretations as well as contractual terms, product pricing (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns and utilization of our product through public benefit plans, and the levels of RAPIVAB inventory in the distribution channel. We acquire prescription utilization data from third-party suppliers of market research data to the pharmaceutical industry. We update our estimates and assumptions each period and record any necessary adjustments to reserves. Settlements of rebates and chargebacks typically occur within nine months from point of sale. To the extent actual rebates and chargebacks differ from our estimates, additional reserves may be required or reserves may need to be reversed, either of which would impact current period product revenue.

Discounts and Sales Incentives

Discounts and other sales incentives primarily consist of Inventory Management Agreement (“IMA”) Fees. Per contractual agreements with our specialty distributors, we provide an IMA fee based on a percentage of their purchases of RAPIVAB. The IMA fee rates are set forth in our individual contracts. We track sales to our specialty distributors each period and accrue a liability relating to the unpaid portion of these fees by applying contractual rates to such sales.

Product Returns

We do not record a product return allowance as we do not offer the ability to return goods once a bonafide shipment has been accepted by a specialty distributor.

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

Deferred collaboration expenses represent sub-license payments paid to our academic partners upon receipt of consideration from various commercial partners, and other consideration to our academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.

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

Stock-Based Compensation

All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in our Consolidated Statements of Comprehensive Loss based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term. We utilize the Black-Scholes option-pricing model to value our awards and recognize compensation expense on a straight-line basis over the vesting periods. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, we have outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred. Significant management judgment is also required in determining estimates of future stock price volatility and forfeitures to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Foreign Currency Hedge

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2015 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreements. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. As of December 31, 2014, the maximum amount of hedge collateral we may be required to post is $11.7 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the year ended December 31, 2014 resulted in a $5.5 million gain. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2014, no collateral was posted under the agreement.

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

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars and we do not have operating subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk in our normal operations.

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark to market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay an annual premium in the amount of $2.0 million from May 2015 through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$54,540	$21,164
Restricted cash	150	151
Investments	18,232	16,891
Receivables from collaborations	3,849	2,115
Receivables from product sales	5,641	—
Inventory	683	—
Prepaid expenses and other current assets	6,172	1,725
Deferred collaboration expense	76	75
Total current assets	89,343	42,121
Investments	41,116	2,582
Furniture and equipment, net	207	306
Deferred collaboration expense	177	237
Other assets	6,031	3,620
Total assets	$136,874	$48,866
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,849	$4,174
Accrued expenses	11,723	5,742
Interest payable	6,029	3,867
Deferred collaboration revenue	1,481	1,473
Deferred product sales revenue	5,605	—
Non-recourse notes payable	30,000	—
Total current liabilities	57,687	15,256
Deferred collaboration revenue	3,552	4,736
Non-recourse notes payable	—	30,000
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares outstanding	—	—
Common stock, $0.01 par value; shares authorized — 200,000; shares issued and outstanding — 71,955 in 2014 and 59,092 in 2013	720	591
Additional paid-in capital	542,943	420,988
Accumulated other comprehensive (loss) income	(130)	4
Accumulated deficit	(467,898)	(422,709)
Total stockholders’ equity (deficit)	75,635	(1,126)
Total liabilities and stockholders’ equity	$136,874	$48,866

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues
Product sales, net	$33	$—	$—
Royalty revenue	3,025	2,562	3,317
Collaborative and other research and development	10,550	14,769	22,976
Total revenues	13,608	17,331	26,293
Expenses
Cost of products sold	1	—	—
Research and development	51,796	41,943	49,160
General and administrative	7,461	6,007	9,130
Royalty	121	98	132
Restructuring	—	—	1,759
Total operating expenses	59,379	48,048	60,181
Loss from operations	(45,771)	(30,717)	(33,888)
Interest and other income	93	93	222
Interest expense	(4,998)	(4,778)	(4,666)
Gain (loss) on foreign currency derivative	5,487	5,294	(749)
Net loss	$(45,189)	$(30,108)	$(39,081)
Basic and diluted net loss per common share	$(0.68)	$(0.55)	$(0.79)
Weighted average shares outstanding	66,773	55,216	49,474
Unrealized loss on available for sale investments	$(134)	$(23)	$(13)
Comprehensive loss	$(45,323)	$(30,131)	$(39,094)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(45,189)	$(30,108)	$(39,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairment	177	304	628
Loss (gain) on disposal of furniture and equipment	27	(47)	—
Stock-based compensation expense	10,177	4,368	4,167
Amortization of debt issuance costs	439	439	439
Change in fair value of foreign currency derivative	(5,487)	(5,294)	749
Changes in operating assets and liabilities:
Receivables	(7,375)	2,447	1,269
Inventory	(683)	—	263
Prepaid expenses and other assets	(1,943)	(620)	(623)
Deferred collaboration expense	59	5,133	2,301
Accounts payable and accrued expenses	6,818	(2,049)	2,068
Deferred revenue	4,429	(1,103)	(9,577)
Net cash used in operating activities:	(38,551)	(26,530)	(37,397)
Investing activities:
Acquisition of furniture and equipment	(106)	(30)	(113)
Proceeds from sale of furniture and equipment	—	50	—
Change in restricted cash	1	157	317
Purchases of investments	(73,875)	(23,974)	(16,153)
Sales and maturities of investments	34,000	20,330	40,833
Net cash (used in) provided by investing activities:	(39,980)	(3,467)	24,884
Financing activities:
Sale of common stock, net	106,600	23,633	17,805
Exercise of stock options	4,997	1,333	534
Employee stock purchase plan sales	310	124	321
Receipt (payment) of foreign currency derivative collateral	—	5,180	(1,700)
Net cash provided by financing activities:	111,907	30,270	16,960
Increase in cash and cash equivalents	33,376	273	4,447
Cash and cash equivalents at beginning of year	21,164	20,891	16,444
Cash and cash equivalents at end of year	$54,540	$21,164	$20,891

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2011	$457	$367,829	$40	$(353,520)	$14,806
Net loss	—	—	—	(39,081)	(39,081)
Other comprehensive loss	—	—	(13)	—	(13)
Exercise of stock options, 348 shares, net	3	536	—	—	539
Employee stock purchase plan sales, 110 shares, net	1	320	—	—	321
Issuance of common stock, 4,774 shares, net	48	18,759	—	—	18,807
Stock-based compensation expense	—	4,167	—	—	4,167
Balance at December 31, 2012	509	391,611	27	(392,601)	(454)
Net loss	—	—	—	(30,108)	(30,108)
Other comprehensive loss	—	—	(23)	—	(23)
Exercise of stock options, 563 shares, net	6	1,327	—	—	1,333
Employee stock purchase plan sales, 89 shares, net	1	123	—	—	124
Issuance of common stock, 7,547 shares, net	75	23,559	—	—	23,634
Stock-based compensation expense	—	4,368	—	—	4,368
Balance at December 31, 2013	591	420,988	4	(422,709)	(1,126)
Net loss	—	—	—	(45,189)	(45,189)
Other comprehensive loss	—	—	(134)	—	(134)
Exercise of stock options, 1,314 shares, net	13	4,984	—	—	4,997
Employee stock purchase plan sales, 49 shares, net	1	309	—	—	310
Issuance of common stock, 11,500 shares, net	115	106,485	—	—	106,600
Stock-based compensation expense	—	10,177	—	—	10,177
Balance at December 31, 2014	$720	$542,943	$(130)	$(467,898)	$75,635

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1 — Significant Accounting Policies and Concentrations of Risk

The Company

BioCryst Pharmaceuticals, Inc. (the “Company”) is a biotechnology company that designs, optimizes and develops novel small molecule drugs that block key enzymes involved in the pathogenesis of diseases. The Company focuses on the treatment of rare diseases in which significant unmet medical needs exist and align with its capabilities and expertise. The Company was incorporated in Delaware in 1986 and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. BioCryst has incurred losses and negative cash flows from operations since inception.

In the fourth quarter of 2012, the Company implemented a restructuring plan to significantly reduce its cost structure. Based on its current operating plans, the Company expects it has sufficient liquidity, with its existing cash and investments of $114,038, to continue its planned operations through the middle of 2016. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations substantially beyond the middle of 2016 it will need to: (1) successfully secure or increase U.S. Government funding of its programs, including procurement contracts; (2) out-license rights to certain of its product candidates, pursuant to which the Company would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. Additionally, the Company retains the ability to offer for sale approximately $10,000 of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from its effective shelf registration statement, which it filed with the Securities and Exchange Commission on November 6, 2013. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

Restricted Cash

Restricted cash as of December 31, 2014 and December 31, 2013 includes $150 that the Company is required to maintain in an interest bearing certificate of deposit to serve as collateral for a corporate credit card program. At December 31, 2013, there is also $1 for royalty receipts received from Shionogi & Co. Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (see Note 3).

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At December 31, 2014, the Company believes that the costs of its investments are recoverable in all material respects.

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

	December 31, 2014
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$20,307	$22	$—	$(23)	$20,306
Corporate debt securities	27,152	151	5	(47)	27,261
Certificates of deposit	11,838	6	—	(63)	11,781
Total investments	$59,297	$179	$5	$(133)	$59,348

	December 31, 2013
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$4,899	$1	$1	$—	$4,901
Corporate debt securities	8,528	47	2	(1)	8,576
Commercial paper	5,994	—	2	—	5,996
Total investments	$19,421	$48	$5	$(1)	$19,473

The following table summarizes the scheduled maturity for the Company’s investments at December 31, 2014 and 2013.

	2014	2013
Maturing in one year or less	$18,232	$16,891
Maturing after one year through two years	25,459	2,582
Maturing after two years	15,657	—
Total investments	$59,348	$19,473

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Receivable from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services or royalty receivables from Shionogi & Co. Ltd. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At December 31, 2014 and 2013, the Company had the following receivables.

	December 31, 2014
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$2,778	$2,778
Shionogi & Co. Ltd.	1,071	—	1,071
Total receivables	$1,071	$2,778	$3,849

	December 31, 2013
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$90	$1,573	$1,663
Shionogi & Co. Ltd.	452	—	452
Total receivables	$542	$1,573	$2,115

Monthly invoices are submitted to the U.S. Department of Health and Human Services related to reimbursable research and development costs. The Company is also entitled to monthly reimbursement of indirect costs based on rates stipulated in the underlying contract. The Company’s calculations of its indirect cost rates are subject to audit by the U.S. Government.

Receivables from Product Sales

Receivables from product sales are recorded for amounts due to the Company related to sales of RAPIVAB. There receivables are evaluated to determine if any reserve or allowance should be established at each reporting date.

Inventory

At December 31, 2014 and 2013, the Company’s inventory consisted of RAPIVAB finished goods inventory and work in process. Inventory is stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

During 2014, in connection with the FDA approval of RAPIVAB, the Company began capitalizing costs associated with the production of RAPIVAB inventories.

The Company’s inventory consisted of the following:

	As of December 31,
	2014	2013
Supplies	$—	$263
Work in process	267	—
Finished goods	416	3,980
Reserve for finished goods and supplies	—	(4,243)
Net inventories	$683	$—

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

Accrued expenses were comprised of the following:

	December 31,
	2014	2013
Compensation and benefits	$2,105	$1,527
Development costs	4,232	2,210
Inventory	397	-
Professional fees	238	48
Duties and taxes	75	90
Other	4,676	1,867
	$11,723	$5,742

As of December 31, 2014 and 2013, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

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

Revenue Recognition

The Company recognizes revenues from collaborative and other research and development arrangements and product sales when realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

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

Royalty revenue paid by Shionogi on their product sales is subject to returns. Prior to the third quarter of 2012, the Company did not have sufficient historical experience to reasonably estimate product returns and therefore could not reasonably record the underlying revenue. Up to the second quarter of 2012, the Company deferred recognition of all RAPIACTA® royalty revenue from Shionogi sales. During the third quarter of 2012, and after the completion of the 2011/2012 flu season in Japan, the Company obtained sufficient historical information to reasonably estimate product returns and recognized royalty revenue of $2,848, net of an allowance for estimated returns. During the fourth quarter of 2012, the Company recognized royalty revenue of $469, for a total of $3,317 in 2012.

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

Product Sales

The Company recognizes revenue for sales of RAPIVAB when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment from our specialty distributors, utilizing the Sell-Through revenue recognition methodology. Product sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price was fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, the Company sells RAPIVAB to specialty distributors, who in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations.

Sales deductions consist of statutory rebates to state Medicaid, Medicare and other government agencies and sales discounts (including trade discounts and distribution service fees). These deductions are recorded as reductions to revenue from RAPIVAB in the same period as the related sales with estimates of future utilization derived from historical experience adjusted to reflect known changes in the factors that impact such reserves.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company utilizes data from external sources to help it estimate gross-to-net sales adjustments as they relate to the recognition of revenue for RAPIVAB sold. External sourced data includes, but is not limited to, information obtained from specialty distributors with respect to their inventory levels and their sell-through to customers, as well as information from third-party suppliers of market research data to the pharmaceutical industry.

The Company accounts for these sales deductions in accordance with authoritative guidance on revenue recognition when consideration is given by a vendor to a customer.

The Company has categorized and described more fully the following significant sales deductions, all of which involve estimates and judgments, which the Company considers to be critical accounting estimates, and requires it to use information from external sources.

Rebates and Chargebacks

Statutory rebates to state Medicaid agencies and Medicare are based on statutory discounts to RAPIVAB’s selling price. As it can take up to nine months or more for information to be received on actual usage of RAPIVAB in Medicaid and other governmental programs, the Company maintains reserves for amounts payable under these programs relating to RAPIVAB sales.

Chargebacks claimed by specialty distributors are based on the differentials between product acquisition prices paid by the specialty distributors and lower government contract pricing paid by eligible customers covered under federally qualified programs.

The amount of the reserve for rebates and chargebacks is based on multiple qualitative and quantitative factors, including the historical and projected utilization levels, historical payment experience, changes in statutory laws and interpretations as well as contractual terms, product pricing (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns and utilization of the Company’s product through public benefit plans, and the levels of RAPIVAB inventory in the distribution channel. The Company acquires prescription utilization data from third-party suppliers of market research data to the pharmaceutical industry. The Company updates its estimates and assumptions each period and records any necessary adjustments to its reserves. Settlements of rebates and chargebacks typically occur within nine months from point of sale. To the extent actual rebates and chargebacks differ from the Company’s estimates, additional reserves may be required or reserves may need to be reversed, either of which would impact current period product revenue.

Discounts and Sales Incentives

Discounts and other sales incentives primarily consist of Inventory Management Agreement (“IMA”) Fees. Per contractual agreements with the Company’s specialty distributors, the Company provides an IMA fee based on a percentage of their purchases of RAPIVAB. The IMA fee rates are set forth in individual contracts. The Company tracks sales to these distributors each period and accrues a liability relating to the unpaid portion of these fees by applying the contractual rates to such product sales.

Product Returns

The Company does not record a product return allowance as it does not offer the ability to return goods once a bonafide shipment has been accepted by a specialty distributor.

Advertising

The Company engages in very limited distribution and direct-response advertising when promoting RAPIVAB. Advertising and promotional costs are expensed as the costs are incurred. Advertising and product promotion expenses were $290 for the year ended December 31, 2014.

The Company recorded the following revenues for the years ended December 31:

	2014	2013	2012
Product sales, net	$33	$—	$—
Royalty revenue	3,025	2,562	3,317
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	9,366	13,585	14,026
Shionogi (Japan)	1,184	1,184	1,184
Mundipharma (United Kingdom)	—	—	7,766
Total collaborative and other research and development revenues	10,550	14,769	22,976
Total revenues	$13,608	$17,331	$26,293

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

Interest Expense and Deferred Financing Costs

Interest expense for the years ended December 31, 2014, 2013 and 2012 was $4,998, $4,778 and $4,666, respectively, and relates to the issuance of the PhaRMA Notes. Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other non-current assets on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $439 for each of the years ended December 31, 2014, 2013 and 2012.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the years ended December 31, 2014 and 2013 resulted in gains of $5,487 and $5,294, respectively. Cumulative mark to market adjustments for the year ended December 31, 2012 resulted in a loss of $749. Mark to market adjustments are determined by a third party pricing model which uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by generally accepted accounting principles. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2014 and December 31, 2013, no hedge collateral was posted under the agreement.

Restructuring Activities

During the fourth quarter of 2012, the Company announced a restructuring plan in response to setbacks in its development programs.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following table sets forth activity in the restructuring liability for the years ended December 31, 2013 and 2012.

	Employee separation costs	Facilities related charges	Total
Balance at December 31, 2011	$—	$—	$—
Accruals	1,662	97	1,759
Payments	(58)	—	(58)
Balance at December 31, 2012	1,604	97	1,701
Accruals	—	(97)	(97)
Payments	(1,604)	—	(1,604)
Balance at December 31, 2013	$—	$—	$—

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, outstanding warrants, and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the years ended December 31, 2014, 2013, and 2012 does not include 5,279, 2,109 and 1,026 respectively, of potential common shares as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Significant Customers and Other Risks

Significant Customers

The Company relies primarily on three specialty distributors to purchase and supply the majority of RAPIVAB. These three pharmaceutical specialty distributors accounted for greater than 90% of all RAPIVAB product sales in the year ended December 31, 2014 and accounted for predominantly all of the Company’s outstanding receivables from product sales as of December 31, 2014. The loss of one or more of these specialty distributors as a customer could negatively impact the commercialization of RAPIVAB.

The Company’s primary source of revenue that has an underlying cash flow stream is the reimbursement of peramivir and BCX4430 development expenses, which was earned under a cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS, respectively. The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its peramivir and BCX4430 programs. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion, as with the June 30, 2014 BARDA/HHS peramivir development contract, or termination of the NIAID/HHS BCX4430 programs/collaboration could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. In addition, the Company also recognizes royalty revenue from the net sales of RAPIACTA; however, the underlying cash flow from these royalty payments goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. The Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

Risks from Third Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for API and finished product manufacturing of RAPIVAB. Additionally, the Company relies upon a single third party to provide warehousing and distribution services for RAPIVAB. Delays in the manufacture or distribution of any product could adversely impact the commercial revenue and future procurement stockpiling of RAPIVAB.

Credit Risk

Cash equivalents and investments are financial instruments which potentially subject the Company to concentration of risk to the extent recorded on the Consolidated Balance Sheets. The Company deposits excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits. The Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. To minimize the exposure due to adverse shifts in interest rates, the Company maintains a portfolio of investments with an average maturity of approximately 18 months or less. Other than product sale receivables discussed above, the majority of the Company’s receivables from collaborations are due from the U.S. Government, for which there is no assumed credit risk.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 2 — Furniture and Equipment

Furniture and equipment consisted of the following at December 31:

	2014	2013
Furniture and fixtures	$542	$600
Office equipment	1,115	1,266
Software	1,423	1,448
Laboratory equipment	5,786	5,721
Leased equipment	63	63
Leasehold improvements	5,303	5,316
	14,232	14,414
Less accumulated depreciation and amortization	(14,025)	(14,108)
Furniture and equipment, net	$207	$306

Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $177, $304 and $628, respectively.

Note 3— Royalty Monetization

Overview

On March 9, 2011, the Company completed a $30,000 financing transaction to monetize certain future royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from the Company the rights to market RAPIACTA in Japan and, if approved for commercial sale, Taiwan. The Company received net proceeds of $22,691 from the transaction after transaction costs of $4,309 and the establishment of a $3,000 interest reserve account by Royalty Sub, available to help cover interest shortfalls in the future. All of the interest reserve account has been fully utilized with the September 2012 interest payment.

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

In September 2013, Royalty Sub paid $1,844 of interest on the PhaRMA Notes from royalty payments received from RAPIACTA ® sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of approximately $2,356 associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes Indenture, if the amount available for payment on any Payment Date is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2013, the Company began accruing interest at 14% per annum on the interest shortfall of $2,356. In March, June and August of 2014, Royalty Sub paid additional interest of $446, $1,882 and $70, respectively, bringing the 2013 shortfall down to $222 as of September 30, 2014. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. In addition to the 2013 interest shortfall, Royalty Sub was unable to make the 2014 interest payment of $4,200 on the September 1, 2014 Payment Date.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of December 31, 2014, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

The PhaRMA Notes are redeemable at the option of Royalty Sub at any time at a redemption price equal to the outstanding principal balance of the PhaRMA Notes being redeemed plus accrued and unpaid interest through the redemption date on the PhaRMA Notes being redeemed.

Foreign Currency Hedge

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, the Company has the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which the Company may be required to pay a premium in each year from 2015 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $1,950 will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement.

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments in 2014, 2013 and 2012 resulted in a gain of $5,487, $5,294 and a loss of $749, respectively. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2014 and 2013, no collateral was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of December 31, 2014, the maximum amount of hedge collateral the Company may be required to post is $11.7 million.

Note 4 — Lease Obligations and Other Contingencies

The Company has the following minimum payments under operating lease obligations that existed at December 31, 2014:

2015	$739
2016	383
2017	384
2018	356
2019	366
Thereafter	186
Total minimum payments	$2,414

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The obligations in the preceding table are primarily related to the Company’s leases for buildings in Birmingham, Alabama and Durham, North Carolina. The lease for the Company’s headquarters in Durham, North Carolina expires June 30, 2020. The lease for the existing facility in Alabama expires June 30, 2016; however, in October 2015, the Company will lease an additional approximate 35 square feet in Birmingham to house its new research facilities. The Company expects to begin construction on its new research facility in 2015 and this lease obligates the Company for $5,148 through 2026. Rent expense for operating leases was $633, $526, and $629 in 2014, 2013, and 2012, respectively.

Note 5 — Stockholders’ Equity

Sales of Common Stock

On November 6, 2013, the Company filed a $125,000 shelf registration statement on Form S-3 with the SEC. This shelf registration statement was declared effective in November 2013 and allows us to sell securities, including common stock, preferred stock, depository shares, stock purchase contracts, warrants and units, from time to time at prices and on terms to be determined at the time of sale. On June 3, 2014, the Company issued 11,500 shares of common stock for gross proceeds of $115,000 under this $125,000 shelf registration statement. Net proceeds were approximately $106,600 after deducting underwriting discounts and offering expenses.

In August 2013, the Company completed a public offering of 4,600 shares of its common stock at a price of $4.40 per share, which included the underwriters’ over-allotment allocation of an additional 600 shares. Net proceeds were approximately $18,500 after deducting underwriting discounts and offering expenses. Shares of common stock in this offering were sold under the $70,000 shelf registration statement declared effective in July 2011.

In June 2011, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak (“MLV”) pursuant to which the Company was able to sell $70,000 in shares of its common stock at current market prices under a Form S-3 registration statement with MLV acting as the sales agent. During 2012, the Company sold an aggregate of 4,516 shares of common stock at an average per share price of $4.08 pursuant to the ATM Agreement for net proceeds of $17,805. During 2013, the Company sold an aggregate of 2,883 shares of common stock at an average per share price of $1.85 pursuant to the Agreement for net proceeds of $5,218.

Annual Incentive Award Paid in Stock

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

Note 6 — Stock-Based Compensation

Stock Incentive Plan

As of December 31, 2014, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”), both which were amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $10,177 ($9,963 of expense related to the Incentive Plan, $214 of expense related to the ESPP) was recognized during 2014, while $4,368 ($4,253 of expense related to the Incentive Plan, $115 of expense related to the ESPP) was recognized during 2013, and $4,167 ($4,010 of expense related to the Incentive Plan, $157 of expense related to the ESPP) was recognized during 2012.

The Company accounts for stock-based compensation in accordance with FASB authoritative guidance regarding share-based payments. Total stock-based compensation was allocated as follows:

	Year Ended December 31,
	2014	2013	2012
Research and development	$8,906	$3,664	$3,511
General and administrative	1,271	704	656
Total stock-based compensation expense	$10,177	$4,368	$4,167

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Commencing March 1, 2011, stock option awards granted to employees generally vest 25% each year until fully vested after four years. In January 2013, the Company made retention grants of stock option awards and restricted stock units. These awards vest 50% each year until fully vested after two years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of December 31, 2014, 50% of the August 2013 grants have vested based upon achievement of two milestones (1) successful completion of the OPuS-1 clinical trial for which vesting occurred in the second quarter of 2014, and 2) FDA approval of RAPIVAB for which vesting occurred in the fourth quarter of 2014.) Thus, as of December 31, 2014, 50% of the August 2013 performance-based grants and 100% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2011	2,009	7,858	$6.21
Plan amendment	1,700	—	—
Restricted stock awards granted	(415)	—	—
Restricted stock awards cancelled	86	—	—
Stock option awards granted	(1,617)	1,617	4.65
Stock option awards exercised	—	(350)	1.58
Stock option awards cancelled	1,052	(1,052)	6.26
Balance at December 31, 2012	2,815	8,073	6.09
Restricted stock awards granted	(310)	—	—
Restricted stock awards cancelled	53	—	—
Stock option awards granted	(3,277)	3,277	3.05
Stock option awards exercised	—	(563)	2.37
Stock option awards cancelled	1,801	(1,801)	7.22
Balance at December 31, 2013	1,082	8,986	4.99
Plan amendment	3,750	—	—
Restricted stock awards granted	(593)	—	—
Restricted stock awards cancelled	—	—	—
Stock option awards granted	(1,965)	1,965	10.99
Stock option awards exercised	—	(1,258)	4.78
Stock option awards cancelled	88	(88)	8.83
Balance at December 31, 2014	2,362	9,605	$6.21

For stock option awards granted under the Incentive Plan during 2014, 2013 and 2012, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during 2014, 2013 and 2012 was $8.02, $1.28, and $3.24, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following explanations describe the assumptions used by the Company to value the stock option awards granted during 2014, 2013, and 2012. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the volatility over the most recent period corresponding with the expected life. The Company has assumed no expected dividend yield, as dividends have never been paid to stockholders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted under the Incentive Plan

	2014	2013	2012
Expected Life	5.5	4.7	5.4
Expected Volatility	87%	84%	87%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	1.6%	0.7%	0.9%

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The total intrinsic value of stock option awards exercised under the Incentive Plan was $8,522 during 2014, $738 during 2013, $877 and during 2012. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of stock option awards exercised) received by all individuals who exercised stock option awards during the period.

The following table summarizes, at December 31, 2014, by price range: (1) for stock option awards outstanding under the Incentive Plan, the number of stock option awards outstanding, their weighted average remaining life and their weighted average exercise price; and (2) for stock option awards exercisable under the Plan, the number of stock option awards exercisable and their weighted average exercise price:

			Outstanding			Exercisable
Range			Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0	to	3	2,236	7.2	$1.52	1,145	$1.59
3	to	6	3,214	6.8	4.59	1,955	4.35
6	to	9	1,380	5.2	7.12	1,197	7.11
9	to	12	2,315	7.9	11.16	554	11.62
12	to	15	456	3.2	12.69	365	12.53
15	to	18	4	1.0	15.45	4	15.45
$0	to	18	9,605	6.8	$6.21	5,220	$5.73

The weighted average remaining contractual life of stock option awards exercisable under the Incentive Plan at December 31, 2014 was 5.2 years.

The aggregate intrinsic value of stock option awards outstanding and exercisable under the Incentive Plan at December 31, 2014 was $33,698. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money stock option awards) that would have been received by all stock option award holders under the Incentive Plan had they exercised their stock option awards at the end of the year.

The total fair value of the stock option awards vested under the Incentive Plan was $2,844 during 2014, $3,483 during 2013, and $3,373 during 2012.

As of December 31, 2014, the number of stock option awards vested and expected to vest under the Incentive Plan is 8,580. The weighted average exercise price of these stock option awards is $6.27 and their weighted average remaining contractual life is 6.6 years.

The following table summarizes the changes in the number and weighted-average grant-date fair value of non-vested stock option awards during 2014:

	Non-Vested Stock Option Awards	Weighted Average Grant-Date Fair Value
Balance December 31, 2013	4,209	$1.50
Stock option awards granted	1,965	7.76
Stock option awards vested	(1,789)	1.59
Stock option awards forfeited	—	—
Balance December 31, 2014	4,385	$4.27

As of December 31, 2014, there was approximately $9,987 of total unrecognized compensation cost related to non-vested employee stock option awards and restricted stock units granted by the Company. That cost is expected to be recognized as follows: $4,101 in 2015, $2,968 in 2016, $2,502 in 2017, and $416 in 2018.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Employee Stock Purchase Plan

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 538 shares remain available for purchase at December 31, 2014. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year.

There were 49, 89 and 110 shares of common stock purchased under the ESPP in 2014, 2013, and 2012, respectively, at a weighted average price per share of $6.29, $1.39, and $2.93, respectively. Expense of $214, $115, and $157, related to the ESPP was recognized during 2014, 2013, and 2012, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model. The weighted average grant date fair values of shares granted under the ESPP during 2014, 2013, and 2012, were $4.41, $1.27, and $1.48, respectively.

Note 7 — Income Taxes

The Company has incurred net losses since inception and, consequently, has not recorded any U.S. Federal and state income tax expense or benefit. The differences between the Company’s effective tax rate and the statutory tax rate in 2014, 2013, and 2012 are as follows:

	2014	2013	2012
Income tax benefit at federal statutory rate (35%)	$(15,816)	$(10,538)	$(13,678)
State and local income taxes net of federal tax benefit	(1,286)	(839)	(1,470)
Permanent items	258	738	754
Rate change	22	1,892	1,147
Expiration of attribute carryforwards	373	242	5,135
Research and development tax credits	(748)	(1,206)	829
Other	(115)	1,144	281
Change in valuation allowance	17,312	8,567	7,002
Income tax expense	$—	$—	$—

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
Balance at January 1,	$284	$—
Additions to current year tax positions	176	43
Additions to tax positions of prior years	12	241
Reductions for tax provisions of prior years	—	—
Balance at December 31,	$472	$284

Additionally, utilization of the Company’s net operating loss carryforwards could be subject to a substantial annual limitation due to ownership change limitations as described in Section 382 of the Internal Revenue Code and similar state provisions. The Company has performed an analysis as of December 31, 2014, and has determined that it has incurred changes in control as defined under Section 382. These ownership changes may limit the amount of net operating losses that can be utilized annually to offset future taxable income and tax.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2014	2013
Deferred tax assets:
Net federal and state operating losses	$135,922	$119,940
Research and development credits	38,096	37,348
Fixed assets	1,073	1,119
Reserve for inventories	—	1,612
Deferred revenue	3,798	2,151
Stock-based compensation	7,086	5,282
Other	1,178	311
Total deferred tax assets	187,153	167,763
Deferred tax liabilities:
Foreign currency derivative	(2,285)	(207)
Total deferred tax liabilities	(2,285)	(207)

Valuation allowance	(184,868)	(167,556)
Net deferred tax assets	$—	$—

The majority of the Company’s deferred tax assets relate to net operating loss and research and development carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to these carryforwards. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax assets until it is more likely than not that the related tax benefits will be realized. The Company’s valuation allowance increased by $17,312 in 2014, $8,567 in 2013, and $7,002 in 2012.

As of December 31, 2014, the Company had federal operating loss carryforwards of $356,686, state operating loss carryforwards of $361,572, and research and development credit carryforwards of $38,096, which will expire at various dates from 2015 through 2034. The federal losses begin to expire in 2018, the state losses begin to expire in 2015 and the research and development contracts begin to expire in 2018.

The Company’s federal and state operating loss carryforwards include $7,890 of excess tax benefits related to a deduction from the exercise of stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to additional paid-in capital.

Tax years 2011-2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2011 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there were no provisions or accruals for interest and penalties in 2014, 2013, and 2012.

Note 8 — Employee 401(k) Plan

In January 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $361, $313, and $418, in 2014, 2013, and 2012, respectively.

Note 9 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). In January 2007, the U.S. Department of Health and Human Services (“BARDA/HHS”) awarded the Company a $102,661, four-year contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to extend the i.v. peramivir program and to increase funding by $77,191. On February 24, 2011, the Company announced that BARDA/HHS had awarded it a $55,000 contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. That contract modification brought the total contract award from BARDA/HHS to $234,852 and provided funding to support the filing of a NDA to seek regulatory approval for i.v. peramivir in the U.S. In December 2013, BioCryst submitted an NDA filing for i.v. peramivir to the FDA and the NDA was approved in December 2014. The BARDA/HHS contract expired on June 30, 2014 upon completion of all responsibilities under the contract.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The total funding under this contract as of December 31, 2014 could be up to $28,717, if all contract options are exercised by NIAID/HHS, over a five year period. The goals of this contract are to file IND applications for intravenous i.v. and i.m. BCX4430 for the treatment of Marburg virus disease, and to conduct an initial Phase 1 human clinical trial. The aggregate $28,717 contract and option funding supports the appropriate IND-enabling program and the initial clinical trial. As of December 31, 2014, a total of $22,302 has been awarded under exercised options within the contract. BCX4430 is the lead compound in the Company’s BSAV research program.

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

Shionogi & Co., Ltd. (“Shionogi”). In February 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from Shionogi. In October 2008, the Company and Shionogi amended the license agreement to expand the territory covered by the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase 3 clinical trial in Hong Kong. Shionogi has commercially launched peramivir under the commercial name RAPIACTA in Japan.

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

Note 10 — Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2014 Quarters
Revenues	$3,458	$1,466	$3,238	$5,446
Net Loss	(10,137)	(14,649)	(8,731)	(11,672)
Basic and diluted net loss per share	(0.17)	(0.23)	(0.12)	(0.16)
2013 Quarters
Revenues	$3,554	$821	$2,389	$10,567
Net Loss	(4,506)	(12,172)	(8,001)	(5,429)
Basic and diluted net loss per share	(0.09)	(0.23)	(0.14)	(0.09)

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 11 — Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15 – Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date.  Disclosures are required if conditions give rise to substantial doubt.  This standard is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements and disclosures.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BioCryst Pharmaceuticals, Inc.

We have audited the consolidated balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioCryst Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BioCryst Pharmaceuticals, Inc.

We have audited BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). BioCryst Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BioCryst Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of BioCryst Pharmaceuticals, Inc. and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 2, 2015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner under the Exchange Act of 1934. We carried out an evaluation as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15 under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures are effective. We believe that our disclosure controls and procedures will ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2014, our internal control over financial reporting was effective. Management believes our internal control over financial reporting will provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on page 67 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Items to be Voted on — 1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2014,” “Outstanding Equity Awards at December 31, 2014,” “2014 Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” “2014 Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “ Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “ Corporate Governance” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “2. Ratification of Appointment of Independent Registered Public Accountants” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and incorporated herein by reference.

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

(b)  Exhibits. See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2015.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2015:

Signature	Title(s)
/s/ Jon P. Stonehouse (Jon P. Stonehouse)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas R. Staab II (Thomas R. Staab II)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ George B. Abercrombie (George B. Abercrombie)	Director

/s/ Fred E. Cohen (Fred E. Cohen, M.D., D. Phil)	Director

/s/ Stanley C. Erck (Stanley C. Erck)	Director

/s/ Nancy Hutson (Nancy Hutson, Ph.D.)	Director

/s/ Peder K. Jensen (Peder K. Jensen, M.D.)	Director

/s/ Kenneth B. Lee, Jr. (Kenneth B. Lee, Jr.)	Director

/s/ Charles A. Sanders (Charles A. Sanders, M.D.)	Director

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 8, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.6	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 8, 2014.

3.7	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

4.3	Indenture, dated as of March 9, 2011 by and between JPR Royalty Sub LLC and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q filed May 6, 2011.

10.1&	Amended and Restated Stock Incentive Plan dated March 29, 2012. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed May 25, 2012.

10.2&	Amended and Restated Stock Incentive Plan dated March 8, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 5, 2014.

10.3&	Amended and Restated Employee Stock Purchase Plan dated March 29, 2012. Incorporated by reference to the Company’s Form 8-K, filed May 25, 2012.

10.4&	Amended and Restated Employee Stock Purchase Plan dated March 8, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 5, 2014.

10.5	Form of Notice of Grant of Non-Employee Director Automatic Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed March 4, 2008.

10.6&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K filed March 4, 2008.

(10.7)&	Form of Notice of Grant of Stock Option and Stock Option Agreement.

(10.8)&	Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement.

10.9&	Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 12, 2012.

10.10&	Executive Relocation Policy. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed March 4, 2008.

10.11&	Amended and Restated Employment Letter Agreement dated February 14, 2007, by and between the Company and Jon P. Stonehouse. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2006, filed March 14, 2007.

10.12&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Thomas R. Staab II, dated May 23, 2011. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 25, 2011.

10.13&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan dated June 12, 2008. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-Q filed August 8, 2008.

10.14&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Yarlagadda S. Babu dated April 27, 2012.

10.15&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Alane P. Barnes dated August 8, 2013.

(10.16)&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Lynne Powell dated December 30, 2015.

10.17#	Agreement dated January 3, 2007, between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, as amended by Amendment number 1 dated January 3, 2007 and Amendment number 2 dated May 11, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2007. (Portions omitted pursuant to request for confidential treatment.)

10.18	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, dated October 2, 2007. Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed March 4, 2008.

10.19	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated April 3, 2008. Incorporated by reference to Exhibit 10.29 of the Company’s Form 10-Q filed August 8, 2008.

10.20	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated July 2, 2008. Incorporated by reference to Exhibit 10.30 of the Company’s Form 10-Q filed August 8, 2008.

10.21	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated August 18, 2008. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 7, 2008.

10.22	Amendment #7 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated November 17, 2008. Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 6, 2009.

10.23	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated March 13, 2009. Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed March 9, 2010.

10.24	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated September 18, 2009. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 6, 2009.

10.25	Amendment #10 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated October 15, 2009. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2009.

10.26	Amendment #11 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 23, 2011. Incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed March 15, 2011.

10.27	Stop-Work Order from U.S. Department of Health and Human Services, dated March 26, 2013, relating to Agreement dated January 3, 2007 between the Company and the U.S. Department of Health and Human Services. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 9, 2013.

10.28	Amendment #13 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 15, 2012.

10.29	Amendment #14 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated June 4, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed June 5, 2013.

10.30#	Amendment #15 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated September 5, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 8, 2013. (Portions omitted pursuant to request for confidential treatment.)

10.31	Amendment #16 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated December 17, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2013.

10.32	Amendment #17 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 21, 2014. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 26, 2014.

10.33	Order for Supplies or Services from the U.S. Department of Health & Human Services, dated November 4, 2009. Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed March 9, 2010.

10.34	Amendment #18 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated March 28, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2014.

10.35	Amendment #19 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated April 29, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 2, 2014.

10.36	Amendment #20 to the Agreement to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated May 30, 2014. .. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2014.

10.37#	License, Development and Commercialization Agreement dated as of February 28, 2007, by and between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007. (Portions omitted pursuant to request for confidential treatment.)

10.38#	First Amendment to License, Development and Commercialization Agreement, effective as of September 30, 2008, between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed March 6, 2009. (Portions omitted pursuant to request for confidential treatment.)

10.39	Riverchase Business Park Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 filed August 8, 2000.

10.40	Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 9, 2007.

10.41	Fourth Amendment to the Lease Agreement dated February 1, 2012, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed March 11, 2013.

(10.42)	Fifth Amendment to Lease Agreement dated January 15, 2015, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company.

10.43	Stock and Warrant Purchase Agreement dated as of August 6, 2007, by and among BioCryst Pharmaceuticals, Inc. and each of the Investors identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed August 7, 2007.

10.44	Stock Purchase Agreement, dated as of February 17, 2005, by and among BioCryst Pharmaceuticals, Inc., Baker Bros. Investments, L.P., Baker Biotech Fund II, L.P., Baker Bros. Investments II, L.P., Baker Biotech Fund II (Z), L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund I, L.P., Baker Biotech Fund III (Z), L.P. and 14159, L.P. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 17, 2005.

10.45#	Development and License Agreement dated as of February 1, 2006, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Holdings Limited. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed May 2, 2006. (Portions omitted pursuant to request for confidential treatment.)

10.46#	Amended and Restated Development and License Agreement, dated as of November 11, 2011, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Corporation Limited. Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.47#	License Agreement dated as of June 27, 2000, by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., as amended by the First Amendment Agreement dated as of July 26, 2002 and the Second Amendment Agreement dated as of April 15, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2005. (Portions omitted pursuant to request for confidential treatment.)

10.48#	Third Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of December 11, 2009. Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed March 9, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.49#	Fourth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of May 5, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 6, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.50#	Fifth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of November 17, 2011. Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.51#	Sixth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of June 19, 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 8, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.52	Purchase and Sale Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and JPR Royalty Sub LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 6, 2011.

10.53	Pledge and Security Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 6, 2011.

10.54	Confirmation of terms and conditions of ISDA Master Agreement, dated as of March 7, 2011, between Morgan Stanley Capital Services Inc. and BioCryst Pharmaceuticals, Inc. dated as of March 9, 2011. Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 6, 2011.

10.55#	Agreement, dated as of September 12, 2013, between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 8, 2013. (Portions omitted pursuant to request for confidential treatment.)

10.56#	Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated December 26, 2013. Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K filed on March 10, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.57#	Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated January 24, 2014. Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K filed on March 10, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.58#	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 8, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.59#	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 8, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.60#	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 11, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.61#	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 27, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.62#	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 17, 2014. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.63#	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated October 29, 2014. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Annual Report on Form 10-K of BioCryst Pharmaceuticals, Inc. for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

#	Confidential treatment granted.
&	Management contracts.
( )	Filed herewith.

