Form 10-Q
period 2015-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2015-05-08
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of April 30, 2015 was 72,520,545.

BIOCRYST PHARMACEUTICALS, INC.

 INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements:	3
Consolidated Balance Sheets — March 31, 2015 and December 31, 2014	3
Consolidated Statements of Comprehensive Loss — Three Months Ended March 31, 2015 and 2014	4
Consolidated Statements of Cash Flows — Three Months Ended March 31, 2015 and 2014	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28
Part II. Other Information
Item 1A. Risk Factors	29
Item 6. Exhibits	44
Signatures	45
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2015 and December 31, 2014
(In thousands, except per share data)

	2015 (Unaudited)	2014 (Note 1)
Assets
Cash and cash equivalents	$48,367	$54,540
Restricted cash	2,637	150
Investments	19,160	18,232
Receivables from collaborations	5,594	3,849
Receivables from product sales	—	5,641
Inventory	1,210	683
Prepaid expenses and other current assets	4,322	6,172
Deferred collaboration expense	76	76

Total current assets	81,366	89,343
Investments	41,116	41,116
Furniture and equipment, net	727	207
Deferred collaboration expense	163	177
Other assets	6,495	6,031

Total assets	$129,867	$136,874

Liabilities and Stockholders’ Equity
Accounts payable	$5,307	$2,849
Accrued expenses	12,291	11,329
Interest payable	7,241	6,029
Deferred collaboration revenue	1,490	1,481
Deferred product sales revenue	5,533	5,605
Non-recourse notes payable	30,000	30,000

Total current liabilities	61,862	57,293
Deferred collaboration revenue	3,256	3,552
Deferred rent	378	394
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 72,474 in 2015 and 71,955 in 2014	725	720
Additional paid-in capital	546,698	542,943
Accumulated other comprehensive income (loss)	10	(130)
Accumulated deficit	(483,062)	(467,898)

Total stockholders’ equity	64,371	75,635

Total liabilities and stockholders’ equity	$129,867	$136,874

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended March 31, 2015 and 2014
(In thousands, except per share data-Unaudited)

	2015	2014
Revenues
Product sales, net	$537	$—
Royalty revenue	1,518	1,821
Collaborative and other research and development	4,771	1,637

Total revenues	6,826	3,458
Expenses
Cost of products sold	15	—
Research and development	17,120	9,183
General and administrative	4,061	1,588
Royalty	60	73

Total operating expenses	21,256	10,844
Loss from operations	(14,430)	(7,386)
Interest and other income	117	17
Interest expense	(1,315)	(1,242)
Gain (loss) on foreign currency derivative	464	(1,526)

Net loss	$(15,164)	$(10,137)

Basic and diluted net loss per common share	$(0.21)	$(0.17)
Weighted average shares outstanding	72,341	59,589
Unrealized gain (loss) on available for sale investments	140	(2)

Comprehensive loss	$(15,024)	$(10,139)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2015 and 2014
(In thousands-Unaudited)

	2015	2014
Operating activities
Net loss	$(15,164)	$(10,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45	53
Stock-based compensation expense	2,259	1,610
Amortization of debt issuance costs	110	110
Change in fair value of foreign currency derivative	(464)	1,526
Changes in operating assets and liabilities:
Receivables	3,896	(1,165)
Inventory	(527)	—
Prepaid expenses and other assets	1,848	892
Deferred collaboration expense	14	15
Accounts payable and accrued expenses	3,404	(2,252)
Interest payable	1,212	685
Deferred revenue	(359)	(296)

Net cash used in operating activities	(3,726)	(8,959)
Investing activities
Acquisitions of furniture and equipment	(565)	(7)
Change in restricted cash	(2,487)	1
Purchases of investments	(3,378)	(9,367)
Sales and maturities of investments	2,482	8,350

Net cash used in investing activities	(3,948)	(1,023)
Financing activities
Sale of common stock, net	1,175	—
Exercise of stock options	155	3,804
Employee stock purchase plan sales	171	128
Payment of foreign currency derivative collateral	—	(1,530)

Net cash provided by financing activities	1,501	2,402

Decrease in cash and cash equivalents	(6,173)	(7,580)
Cash and cash equivalents at beginning of period	54,540	21,164

Cash and cash equivalents at end of period	$48,367	$13,584

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

Based on its current operating plans, the Company expects it has sufficient liquidity, with its existing cash and investments of $111,280, to continue its planned operations through the middle of 2016. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations substantially beyond the middle of 2016 it will need to: (1) successfully secure or increase U.S. Government funding of its programs, including procurement contracts; (2) out-license rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company retains the ability to offer for sale approximately $150,000 of securities, including common stock, preferred stock, debt securities, depositary shares and warrants from its effective shelf S-3 registration statement, which it filed with the Securities and Exchange Commission on March 3, 2015.  Additionally, the Company retains the ability to offer for sale approximately $10,000 of securities, including common stock, preferred stock, debt securities, depositary shares and warrants from its effective shelf S-3 registration statement, which it filed with the Securities and Exchange Commission on November 6, 2013. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2014 and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Reclassifications

Certain balance sheet amounts as of December 31, 2014 have been reclassified to conform to the 2015 presentation.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of March 31, 2015 reflects $150 the Company is required to maintain in an interest bearing certificate of deposit to serve as collateral for a corporate credit card program, $1,087 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,400 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its new Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At March 31, 2015, the Company believes that the costs of its investments are recoverable in all material respects.

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

	March 31, 2015
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$20,302	$42	$3	$(2)	$20,345
Corporate debt securities	28,139	144	27	(13)	28,297
Certificates of deposit	11,625	15	6	(12)	11,634

Total investments	$60,066	$201	$36	$(27)	$60,276

	December 31, 2014
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$20,307	$22	$—	$(23)	$23,306
Corporate debt securities	27,152	151	5	(47)	27,261
Certificates of deposit	11,838	6	—	(63)	11,781

Total investments	$59,297	$179	$5	$(133)	$59,348

The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2015 and December 31, 2014.

	2015	2014
Maturing in one year or less	$19,160	$18,232
Maturing after one year through two years	29,656	25,459
Maturing after two years	11,460	15,657

Total investments	$60,276	$59,348

Receivables from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services or royalty receivables from Shionogi & Co. Ltd. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At March 31, 2015 and December 31, 2014, the Company had the following receivables.

	March 31, 2015
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$4,087	$4,087
Shionogi & Co. Ltd.	1,507	—	1,507

Total receivables	$1,507	$4,087	$5,594

	December 31, 2014
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$2,778	$2,778
Shionogi & Co. Ltd.	1,071	—	1,071

Total receivables	$1,071	$2,778	$3,849

Monthly invoices are submitted to the U.S. Department of Health and Human Services related to reimbursable research and development costs. The Company is also entitled to monthly reimbursement of indirect costs based on rates stipulated in the underlying contract. The Company’s calculations of its indirect cost rates are subject to audit by the U.S. Government.

Receivables from Product Sales

Receivables from product sales are recorded for amounts due to the Company related to sales of RAPIVABTM. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date.

Inventory

At March 31, 2015 and December 31, 2014, the Company’s inventory consisted of RAPIVAB finished goods inventory and work in process. Inventory is stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

During 2014, in connection with the FDA approval of RAPIVAB, the Company began capitalizing costs associated with the production of RAPIVAB inventories.

The Company’s inventory consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Work in process	$—	$267
Finished Goods	1,210	416

Net inventories	$1,210	$683

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of March 31, 2015 and December 31, 2014, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

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

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on investments available-for-sale and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive (loss) income are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. During the three months ended March 31, 2015, realized gains of $8 were reclassified out of accumulated other comprehensive (loss) income. No reclassifications out of accumulated other comprehensive (loss) income were recorded during the three months ended March 31, 2014.

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

Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Event payments are recognized as revenue upon the achievement of specified events if (1) the event is substantive in nature and the achievement of the event was not reasonably assured at the inception of the agreement and (2) the fees are non-refundable and non-creditable. Any event payments received prior to satisfying these criteria are recorded as deferred revenue. Under the Company’s contracts with the Biomedical Advanced Research and Development Authority within the United States Department of Health and Human Services (”BARDA/HHS”) and the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”), revenue is recognized as reimbursable direct and indirect costs are incurred.

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

Sales deductions consist of statutory rebates to state Medicaid, Medicare and other government agencies and sales discounts (including trade discounts and distribution service fees). These deductions are recorded as reductions from revenue from RAPIVAB in the same period as the related sales with estimates of future utilization derived from historical experience adjusted to reflect known changes in the factors that impact such reserves.
The Company utilizes data from external sources to help it estimate gross-to-net sales adjustments as they relate to the recognition of revenue for RAPIVAB sold. Externally sourced data includes, but is not limited to, information obtained from specialty distributors with respect to their inventory levels and their sell-through to customers, as well as information from third-party suppliers of market research data to the pharmaceutical industry.

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

Advertising

The Company engages in very limited distribution and direct-response advertising when promoting RAPIVAB.

The Company recorded the following revenues for the three months ended March 31, 2015 and 2014:

	2015	2014
Product sales, net	$537	$—
Royalty revenue	1,518	1,821
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	4,475	1,341
Shionogi (Japan)	296	296
Total collaborative and other research and development revenues	4,771	1,637

Total revenues	$6,826	$3,458

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended March 31, 2015 and 2014 was $1,315 and $1,242, respectively, and relates to the issuance of the PhaRMA Notes (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other current assets on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $110 for each of the three months ended March 31, 2015 and 2014.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement (defined in Note 4) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the three months ended March 31, 2015 and 2014 resulted in a gain of $464 and a loss of $1,526, respectively. Mark-to-market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on thresholds defined in the Currency Hedge Agreement. As of March 31, 2015 and December 31, 2014, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, outstanding warrants, and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014 does not include 3,458 and 5,206, respectively, of such potential common shares, as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Significant Customers and Other Risks

The Company relies primarily on three specialty distributors to purchase and supply the majority of RAPIVAB. These three pharmaceutical specialty distributors accounted for greater than 90% of all RAPIVAB product sales to date and accounted for predominantly all of the Company’s outstanding receivables from product sales. The loss of one or more of these specialty distributors as a customer could negatively impact the commercialization of RAPIVAB.

The Company’s primary source of revenue that has an underlying cash flow stream is the reimbursement of peramivir and BCX4430 development expenses, which was earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS, respectively. The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its peramivir and BCX4430 programs. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion, as with the June 30, 2014 BARDA/HHS peramivir development contract, or termination of the NIAID/HHS and BARDA/HHS BCX4430 programs/collaboration could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. In addition, the Company also recognizes royalty revenue from the net sales of RAPIACTA; however, the underlying cash flow from these royalty payments goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. The Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers , which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted and companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Note 2 — Stock-Based Compensation

As of March 31, 2015, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”), both which were amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $2,259 ($2,165 of expense related to the Incentive Plan and $94 of expense related to the ESPP) was recognized during the first three months of 2015, while $1,610 ($1,558 of expense related to the Incentive Plan and $52 of expense related to the ESPP) was recognized during the first three months of 2014.

There was approximately $14,621 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock unit awards granted by the Company as of March 31, 2015. That cost is expected to be recognized as follows: $4,006 during the remainder of 2015, $4,528 in 2016, $4,064 in 2017, $1,990 in 2018 and $33 in 2019. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests. At the time of vesting, compensation expense will be recognized.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Commencing March 1, 2011, stock option awards granted to employees generally vest 25% each year until fully vested after four years. In January 2013, the Company made retention grants of stock option awards and restricted stock units. These awards vest 50% each year until fully vested after two years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of March 31, 2015, 50% of the August 2013 grants have vested based upon achievement of two milestones: (1) successful completion of the OPuS-1 clinical trial for which vesting occurred in the second quarter of 2014, and (2) FDA approval of RAPIVAB for which vesting occurred in the fourth quarter of 2014. Thus, as of March 31, 2015, 50% of the August 2013 performance-based grants and 100% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2014	2,362	9,605	$6.21
Restricted stock unit awards granted	(133)	—	—
Restricted stock unit awards cancelled	1	—	—
Stock option awards granted	(917)	917	11.83
Stock option awards exercised	—	(240)	3.07
Stock option awards cancelled	28	(28)	9.05

Balance March 31, 2015	1,341	10,254	$6.78

For stock option awards granted under the Incentive Plan during the first three months of 2015 and 2014, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first three months of 2015 and 2014 was $8.11 and $8.28, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first three months of 2015 and 2014. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to
Employees and Directors under the Incentive Plan

	2015	2014
Expected Life in Years	5.5	5.5
Expected Volatility	83%	87%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	1.5%	1.6%

 Employee Stock Purchase Plan

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 519 shares remain available for purchase at March 31, 2015. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 20 shares during the first three months of 2015 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). In January 2007, BARDA/HHS awarded the Company a $102,661, four-year contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to extend the i.v. peramivir program and to increase funding by $77,191. On February 24, 2011, the Company announced that BARDA/HHS had awarded it a $55,000 contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. That contract modification brought the total contract award from BARDA/HHS to $234,852 and provided funding to support the filing of a NDA to seek regulatory approval for i.v. peramivir in the U.S. In December 2013, BioCryst submitted an NDA filing for i.v. peramivir to the FDA and the NDA was approved in December 2014. The BARDA/HHS contract expired on June 30, 2014 according to its terms.

On March 31, 2015, we announced that the Biomedical Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response (“ASPR”) awarded BioCryst a contract for the continued development of BCX4430 as a potential treatment for diseases caused by RNA pathogens, including filoviruses.  This BARDA/HHS contract includes a base contract of $12,134 to support BCX4430 drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $34,989.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The total funding under this contract as of March 31, 2015 could be up to $29,147, if all contract options are exercised by NIAID/HHS, over a five year period. The goals of this contract, including amendments, are to file IND applications for intravenous i.v. and i.m. BCX4430 for the treatment of Marburg virus disease, to conduct an initial Phase 1 human clinical trial and to study BCX4430 as a treatment for Ebola virus disease. As of March 31, 2015, a total of $25,021 has been awarded under exercised options within the contract. BCX4430 is the lead compound in the Company’s BSAV research program.

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

On January 6, 2014, the Carbohydrate Chemistry Research Team from Callaghan Innovation Research Limited (“CIRL”), formerly Industrial Research Limited, transferred to Victoria University of Wellington (“VUW”) to establish the Ferrier Research Institute. The intellectual property rights relating to this research team, and the contracts relating to that intellectual property are in the process of being transferred to VUW or its wholly owned subsidiaries, including the contracts to which BioCryst is a party. Except for a substitution of parties, the terms and conditions of the contracts are expected to remain unchanged.

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

On September 1, 2014, Royalty Sub was unable to pay the full amount of interest payable to avoid an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of March 31, 2015, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments for the three months ended March 31, 2015 and 2014 resulted in a gain of $464 and a loss of $1,526, respectively. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of March 31, 2015 and December 31, 2014, no collateral was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of March 31, 2015, the maximum amount of hedge collateral the Company may be required to post is $11.7 million.

Note 5 — Stockholders’ Equity

On March 3, 2015, the Company filed a $150,000 shelf registration statement on Form S-3 with the SEC. This shelf registration statement became effective upon filing and allows the Company to sell securities, including common stock, preferred stock, depository shares, stock purchase contracts, warrants and units, from time to time at prices and on terms to be determined at the time of sale.

On November 6, 2013, the Company filed a $125,000 shelf registration statement on Form S-3 with the SEC. This shelf registration statement was declared effective in November 2013 and allows the Company to sell securities, including common stock, preferred stock, depository shares, stock purchase contracts, warrants and units, from time to time at prices and on terms to be determined at the time of sale. The Company has $10,000 remaining under this shelf registration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements of a forward-looking nature relating to future events or the future financial performance of BioCryst. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See “Information Regarding Forward-Looking Statements.”

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biotechnology and biopharmaceutical companies, including risks inherent in our drug discovery, drug development and commercialization efforts, clinical trials, uncertainty of regulatory actions and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with products, potential competition associated with our products and product candidates and retention of key employees. In order for any of our product candidates to be commercialized, it will be necessary for us, or our collaborative partners, to conduct clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, and obtain market acceptance and adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. In addition, we can provide no assurance that we will have sufficient funding to meet our future capital requirements. Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. The most significant known risks are discussed in the section entitled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on any forward-looking statements.

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

Recent Corporate Highlights

RAPIVAB (peramivir injection)

RAPIVAB was approved by the FDA on December 19, 2014 for the treatment of acute uncomplicated influenza in adult patients who have been symptomatic for no more than two days. We have elected the “Sell-Through” revenue recognition methodology and recognized approximately $537,000 of RAPIVAB product sales in the first quarter of 2015. With the approval and commercial availability of RAPIVAB, we have moved our focus to obtaining a stock-piling procurement contract with the U.S. Government to realize the strategic value of this program.

HAE Program

BCX4161

On December 18, 2014, we announced the dosing of the first patient in OPuS-2 (Oral ProphylaxiS-2), a blinded, randomized, placebo-controlled clinical trial of orally-administered BCX4161 in patients with HAE. OPuS-2 is a 12-week, three-arm, parallel cohort design trial to evaluate the efficacy and safety of two doses of BCX4161, 300 mg and 500 mg, administered three-times daily compared with placebo. This trial is being conducted in the U.S. as well as other countries and is expected to enroll approximately 100 HAE patients. The primary efficacy endpoint for the trial is the mean angioedema attack rate for each BCX4161 dose group compared to placebo. BCX4161 has Orphan Drug designation in the U.S. and Europe and has Fast Track designation for the treatment of HAE in the U.S.

BCX7353 and other 2nd generation HAE compounds

In January 2015, we selected BCX7353, one of two advanced stage, preclinical, optimized, plasma kallikrein inhibitors, to advance into Phase 1 development as a once-daily, oral prophylactic HAE treatment. BXC7353 is structurally different from BCX4161, but has a similar mechanism of action targeting plasma kallikrein. BCX7353 has completed all toxicology requirements necessary for testing in healthy human volunteers and we expect it to enter Phase 1 clinical development in the second quarter of 2015. In addition to BCX7353, we continue to work on multiple other second generation molecules that are at an earlier stage of preclinical development.

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

In March 2015, the Biomedical Advanced Research and Development Authority (“BARDA/HHS”) within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response (“ASPR”) awarded BioCryst a contract for the continued development of BCX4430 as a potential treatment for diseases caused by RNA pathogens, including filoviruses.  This BARDA/HHS contract includes a base contract of $12.1 million to support BCX4430 drug manufacturing as well as $22.9 million in additional development options that can be exercised, bringing the potential value of the contract to $35.0 million.

Results of Operations (three months ended March 31, 2015 compared to the three months ended March 31, 2014)

For the three months ended March 31, 2015, total revenues were $6.8 million as compared to $3.5 million for the three months ended March 31, 2014. Revenues in the first quarter of 2015 included $1.5 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $4.5 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and i.v. peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships. In addition, we recorded approximately $0.5 million of RAPIVAB revenue under the “Sell-Through” revenue recognition methodology. The increase in revenue in the first quarter of 2015, as compared to 2014, resulted primarily from higher collaborative revenue associated with BCX4430 under NIAID/HHS and BARDA/HHS contracts. Revenues in the first quarter of 2014 included $1.8 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $1.3 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and i.v. peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development (“R&D”) expenses increased to $17.1 million for the first quarter of 2015 from $9.2 million in 2014. The increase in 2015 R&D expenses, as compared to 2014, reflect increased spending on our HAE program, and to a lesser extent, our BCX4430 program.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended March 31,
	2015	2014
R&D expenses by program:
BCX4161	$6,246	$4,335
BCX4430	2,674	1,750
2nd generation HAE compounds	5,881	1,360
Peramivir	1,146	695
Other research, preclinical and development costs	1,173	1,043

Total R&D expenses	$17,120	$9,183

General and administrative expenses increased to $4.1 million for the first quarter of 2015 as compared to $1.6 million in 2014. The increase of $2.5 million is primarily due to RAPIVAB administrative, distribution and marketing expenses as well as unrestricted grants awarded to the U.S. and International HAE patient advocacy groups. Although we do not have plans to incur substantial commercial expenses to promote RAPIVAB in the U.S. in the future, we do expect our G&A expenses to be higher than in previous quarters associated with RAPIVAB distribution expenses and other increases in administrative expenses associated with corporate growth in preparation for future NDA and other regulatory filings and for product commercialization.  Marketing and distribution expenses for RAPIVAB will likely be seasonal, occurring in advance of and during the influenza season.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction in March 2011 was $1.3 million in the first quarter of 2015, compared to $1.2 million in the first quarter of 2014. In addition, a mark-to-market gain of $0.5 million was recognized in the first quarter of 2015 related to our foreign currency hedge, compared to a mark-to-market loss of $1.5 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2015 operating expenses to exceed our 2015 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for peramivir and BCX4430; and to a lesser extent, the PhaRMA Notes financing. To date, we have been awarded a BARDA/HHS peramivir development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS BCX4430 development contract totaling $29.1 million, which is ongoing, and a BARDA/HHS BCX4430 development contract totaling $35.0 million. The total amount of NIAID/HHS and BARDA/HHS funding obligated under awarded options in the active contracts is $25.0 million and $12.1 million, respectively. Most recently, we completed a successful public offering in June 2014 of 11.5 million shares of common stock at a price of $10.00 per share following the release of our OPuS-1 clinical trial results, which provided net proceeds to us of approximately $107.8 million. This financing provides us liquidity through the middle of 2016. We retain the ability to offer for sale approximately $160.0 million of securities, including common stock, preferred stock, debt securities, depositary shares and warrants from effective shelf registration statements, which we filed with the Securities and Exchange Commission. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of March 31, 2015, we had net working capital of $19.5 million, a decrease of approximately $12.6 million from $32.1 million at December 31, 2014. The decrease in working capital was principally due to our normal operating expenses associated with the development of our product candidates. Our principal sources of liquidity at March 31, 2015 were approximately $48.4 million in cash and cash equivalents; approximately $60.3 million in investments considered available-for-sale; and approximately $5.6 million in U.S. Government receivables. We anticipate our cash and investments will fund our operations through the middle of fiscal 2016.

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

We extended or executed additional lease obligations in 2015 for our Birmingham, Alabama operations, which increases the obligation by $5.6 million and extends these new obligations through 2026. These operating lease obligations encompass future rental obligations of our Birmingham operating facilities.

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

With the funds available at March 31, 2015, we believe these resources will be sufficient to fund our operations through the middle of fiscal 2016. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events in the future. In order to continue our operations substantially beyond the middle of fiscal 2016, we will need to: (1) successfully secure or increase U.S. Government funding of our programs, including procurement contracts; (2) out-license rights to certain of our products or product candidates, pursuant to which we would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. We retain the ability to offer for sale approximately $160.0 million of securities, including common stock, preferred stock, debt securities, depositary shares and warrants from our effective shelf S-3 registration statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we do not have any unconsolidated entities or off-balance sheet arrangements.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Foreign Currency Hedge

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2015 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreements. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. As of March 31, 2015, the maximum amount of hedge collateral we may be required to post is $11.7 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark-to-market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the three months ended March 31, 2015 resulted in a $0.5 million gain. Mark-to-market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of March 31, 2015, no collateral was posted under the agreement.

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

•
the potential funding from our contracts with BARDA/HHS for the development and support of the NDA filing for RAPIVAB and the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of BCX4430;

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

 Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As our programs advance, our costs are likely to increase. Our current and planned discovery, pre-clinical and clinical trials plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our product candidates will consume significant capital resources. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to raise additional capital; the development progress of our collaborative agreements for our product candidates; the amount of funding we receive from NIAID/HHS and BARDA/HHS for BCX4430 or from other new partnerships with third parties for the development of our product candidates, including BCX4161 and our second generation HAE product candidates; the amount or profitability of any orders for RAPIVAB (peramivir injection) or BCX4430 by any government agency or other party; the progress and results of our current and proposed clinical trials for our most advanced product candidates, including BCX4161, BCX7353 and our other second generation HAE product candidates; the progress made in the manufacture of our lead products and the progression of our other programs. We expect that we will be required to enter into one or more acceptable partnership arrangements in order to complete the development of ulodesine for the treatment of gout.

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

If BARDA/HHS or NIAID/HHS were to eliminate, reduce or delay funding from our contracts, this would have a significant negative impact on our revenues and cash flows.

Our projections of revenues and incoming cash flows are substantially dependent upon BARDA/HHS and NIAID/HHS reimbursement for the costs related to our BCX4430 program. If BARDA/HHS or NIAID/HHS were to eliminate, reduce or delay the funding for these programs or disallow some of our incurred costs, we would have to obtain additional funding for continued development or regulatory registration for these product candidates or significantly reduce or stop the development effort.

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

We have recently completed work under a contract with BARDA/HHS for the development of our neuraminidase inhibitor, peramivir. We also have entered into contracts with BARDA/HHS and NIAID/HHS for the development of BCX4430 as a treatment for diseases caused by RNA pathogens, including Marburg virus disease and Ebola virus disease, respectively. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or, if we are found to be in violation, could result in contract termination. U.S. Government contracts typically contain extraordinary provisions that would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e., federal acquisition regulation clauses), and the ability to terminate without cause. In addition, U.S. Government contracts are subject to the in-process review described above. As such, we may be at a disadvantage as compared to competitors that do not rely on U.S. Government contracts.

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

As a U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Audits conducted by the U.S. Government for the completed BARDA/HHS contract have been performed and concluded through fiscal 2009; all subsequent fiscal years are still open and auditable. Audits under the active BARDA/HHS and NIAID/HHS contracts may occur at the election of the U.S. Government. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contracts prospectively. In addition, in the event BARDA/HHS or NIAID/HHS determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, BARDA/HHS or NIAID/HHS would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. Government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.

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

Commercialization success of RAPIVAB is uncertain and is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, commercialization of RAPIVAB is subject to further risks and commercialization may be negatively impacted by a number of factors, including, but not limited to, the following:

•	RAPIVAB may not prove to be adequately safe and effective for market approval in markets other than the United States;

•	necessary funding for post marketing commitments and further development of RAPIVAB may not be available timely, at all, or in sufficient amounts;

•	flu prevention or pandemic treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines or other antivirals, including competitive i.v. antivirals, could substantially replace potential demand for RAPIVAB;

•	regulatory authorities may not make needed accommodations to accelerate the drug testing and approval process for RAPIVAB outside the United States;

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

We and our partners are performing research on or developing products for the treatment of several disorders including HAE, recurrent/refractory peripheral T-cell lymphoma and broad spectrum antivirals which may be developed as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai Co. Ltd.’s TARGRETIN® for cutaneous T-cell lymphoma and the current neuraminidase inhibitors marketed by GSK and Roche for influenza and CINRYZE® and FIRAZYR® for HAE, marketed by Shire Pharmaceuticals, Inc., and KALBITOR® for HAE, marketed by Dyax Corporation. Therapeutic products with potentially promising data to treat Ebola include Tekmira Pharmaceutical s Corporation’s TKM-Ebola (RNAi interference based) and Mapp Biopharmaceutical, Inc.’s ZMapp (antibody-based) both of which have been used in Ebola infected patients. Further, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and molecules in development in the fields of HAE and in other therapeutic areas where we have discovery and development efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

A significant disruption in our information technology systems or a cyber-security breach could adversely affect our business.

We are increasingly dependent on information technology systems to operate our business. Like other companies in our industry, our networks and infrastructure may be vulnerable to cyber-attacks or intrusions, including by computer hackers, foreign governments, foreign companies or competitors, or may be breached by employee error, malfeasance or other disruption. A breakdown, invasion, corruption, destruction or interruption of critical information technology systems could negatively impact operations.  If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business, financial condition or results of operations. Any compromise of our data security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our data security measures, which could harm our business. There can be no assurance that our efforts to protect our data and information technology systems will prevent breakdowns or breaches in our systems, or those of third parties with which we do business, and any such events could adversely affect our business.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2015, the 52-week range of the market price of our stock was from $7.29 to $14.62 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of April 30, 2015, there were 72,520,545 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

As of April 30, 2015, there were 10,920,129 stock options and restricted stock units outstanding, 1,327,593 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 518,511 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2015.

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

10.1
Fifth Amendment to Lease Agreement dated January 15, 2015, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K filed March 2, 2015.

(10.2)†
Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services' Office of the Assistant Secretary for Preparedness and Response, dated March 27, 2015.  (Portions omitted pursuant to request for confidential treatment.)

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

(101)
Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

( )	Filed or furnished herewith.
†	Confidential treatment requested.