Form 10-Q
period 2015-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2015-08-07
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

Commission File Number 000-23186

_____________

BIOCRYST PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

_____________

DELAWARE	62-1413174
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4505 Emperor Blvd., Suite 200 Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)

(919) 859-1302

(Registrant’s telephone number, including area code)

_____________

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of July 31, 2015 was 73,239,379.

BIOCRYST PHARMACEUTICALS, INC.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements:	3
Consolidated Balance Sheets — June 30, 2015 and December 31, 2014	3
Consolidated Statements of Comprehensive Income (Loss) — Three and Six Months Ended June 30, 2015 and 2014	4
Consolidated Statements of Cash Flows — Six Months Ended June 30, 2015 and 2014	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32
Part II. Other Information
Item 1A. Risk Factors	32
Item 6. Exhibits	47
Signatures	48
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2015 and December 31, 2014

(In thousands, except per share data)

	2015 (Unaudited)	2014 (Note 1)
Assets
Cash and cash equivalents	$76,781	$54,540
Restricted cash	1,569	150
Investments	17,584	18,232
Receivables from collaborations	4,296	3,849
Receivables from product sales	—	5,641
Inventory	1,308	683
Prepaid expenses and other current assets	5,449	6,172
Deferred collaboration expense	101	76

Total current assets	107,088	89,343
Investments	36,059	41,116
Furniture and equipment, net	1,047	207
Deferred collaboration expense	288	177
Other assets	5,699	6,031

Total assets	$150,181	$136,874

Liabilities and Stockholders’ Equity
Accounts payable	$3,822	$2,849
Accrued expenses	19,001	11,329
Interest payable	4,450	6,029
Deferred collaboration revenue	6,453	1,481
Deferred product sales revenue	46	5,605
Non-recourse notes payable	30,000	30,000

Total current liabilities	63,772	57,293
Deferred collaboration revenue	9,959	3,552
Deferred rent	361	394
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 73,168 in 2015 and 71,955 in 2014	732	720
Additional paid-in capital	553,610	542,943
Accumulated other comprehensive loss	(92)	(130)
Accumulated deficit	(478,161)	(467,898)

Total stockholders’ equity	76,089	75,635

Total liabilities and stockholders’ equity	$150,181	$136,874

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Periods Ended June 30, 2015 and 2014

(In thousands, except per share data-Unaudited)

	Three Months		Six Months
	2015	2014	2015	2014
Revenues
Product sales, net	$—	$—	$537	$—
Royalty revenue	132	125	1,650	1,946
Collaborative and other research and development	25,710	1,341	30,481	2,978
Total revenues	25,842	1,466	32,668	4,924
Expenses
Cost of products sold	—	—	15	—
Research and development	16,524	11,067	33,644	20,250
General and administrative	3,534	2,013	7,595	3,601
Royalty	442	5	502	78
Total operating expenses	20,500	13,085	41,756	23,929
Income (loss) from operations	5,342	(11,619)	(9,088)	(19,005)
Interest and other income	116	19	233	36
Interest expense	(1,306)	(1,225)	(2,621)	(2,467)
Gain (loss) on foreign currency derivative	749	(1,824)	1,213	(3,350)
Net income (loss)	$4,901	$(14,649)	$(10,263)	$(24,786)
Basic net income (loss) per common share	$0.07	$(0.23)	$(0.14)	$(0.40)
Diluted net income (loss) per common share	$0.06	$(0.23)	$(0.14)	$(0.40)
Weighted average shares outstanding, basic	72,642	63,647	72,492	61,629
Weighted average shares outstanding, diluted	76,760	63,647	72,492	61,629
Unrealized gain (loss) on available for sale investments	(102)	1	38	(1)
Comprehensive income (loss)	$4,799	$(14,648)	$(10,225)	$(24,787)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2015 and 2014

(In thousands-Unaudited)

	2015	2014
Operating activities
Net loss	$(10,263)	$(24,786)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	94	97
Stock-based compensation expense	5,934	5,129
Amortization of debt issuance costs	220	220
Change in fair value of foreign currency derivative	332	3,350
Changes in operating assets and liabilities:
Receivables	5,194	1,218
Inventory	(625)	—
Prepaid expenses and other assets	769	(408)
Deferred collaboration expense	(136)	30
Accounts payable and accrued expenses	8,612	(247)
Interest payable	(1,579)	(81)
Deferred revenue	5,820	(583)

Net cash provided by (used in) operating activities	14,372	(16,061)

Investing activities
Acquisitions of furniture and equipment	(934)	(7)
Change in restricted cash	(1,419)	1
Purchases of investments	(19,407)	(12,651)
Sales and maturities of investments	24,884	20,900

Net cash provided by investing activities	3,124	8,243
Financing activities
Sale of common stock, net	1,175	106,600
Exercise of stock options	3,399	4,145
Employee stock purchase plan sales	171	128
Payment of foreign currency derivative collateral	—	(2,700)

Net cash provided by financing activities	4,745	108,173
Increase in cash and cash equivalents	22,241	100,355
Cash and cash equivalents at beginning of period	54,540	21,164

Cash and cash equivalents at end of period	$76,781	$121,519

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

Based on its current operating plans, the Company expects it has sufficient liquidity, with its existing cash and investments of $131,993, to continue its planned operations into 2017. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations substantially beyond 2017 it will need to: (1) successfully secure or increase U.S. Government funding of its programs, including procurement contracts; (2) out-license rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain additional product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company retains the ability to offer for sale approximately $150,000 of securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants, and units from its effective shelf S-3 registration statement, which it filed with the Securities and Exchange Commission on March 3, 2015.  Additionally, the Company retains the ability to offer for sale approximately $10,000 of securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units from its effective shelf S-3 registration statement, which it filed with the Securities and Exchange Commission on November 6, 2013. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, certificates of deposit, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of June 30, 2015 reflects $150 the Company is required to maintain in an interest bearing certificate of deposit to serve as collateral for a corporate credit card program, $18 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,401 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its new Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Income (Loss) and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At June 30, 2015, the Company believes that the costs of its investments are recoverable in all material respects.

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

	June 30, 2015
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$9,649	$16	$2	$(6)	$9,661
Corporate debt securities	28,830	197	14	(34)	29,007
Certificates of deposit	15,030	13	3	(71)	14,975

Total investments	$53,509	$226	$19	$(111)	$53,643

	December 31, 2014
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$20,307	$22	$—	$(23)	$20,306
Corporate debt securities	27,152	151	5	(47)	27,261
Certificates of deposit	11,838	6	—	(63)	11,781

Total investments	$59,297	$179	$5	$(133)	$59,348

The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2015 and December 31, 2014.

	2015	2014
Maturing in one year or less	$17,584	$18,232
Maturing after one year through two years	23,012	25,459
Maturing after two years	13,047	15,657

Total investments	$53,643	$59,348

Receivables from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services or royalty receivables from Shionogi & Co. Ltd. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At June 30, 2015 and December 31, 2014, the Company had the following receivables.

	June 30, 2015
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$2,258	$2,011	$4,269
Shionogi & Co. Ltd.	27	—	27
Total receivables	$2,285	$2,011	$4,296

	December 31, 2014
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$2,778	$2,778
Shionogi & Co. Ltd.	1,071	—	1,071

Total receivables	$1,071	$2,778	$3,849

Monthly invoices are submitted to the U.S. Department of Health and Human Services related to reimbursable research and development costs. The Company is also entitled to monthly reimbursement of indirect costs based on rates stipulated in the underlying contract. The Company’s calculations of its indirect cost rates are subject to audit by the U.S. Government.

Receivables from Product Sales

Receivables from product sales are recorded for amounts due to the Company related to sales of RAPIVAB®. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date.

Inventory

At June 30, 2015 and December 31, 2014, the Company’s inventory consisted of RAPIVAB finished goods inventory and work in process. Inventory is stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

During 2014, in connection with the Food and Drug Administration (“FDA”) approval of RAPIVAB, the Company began capitalizing costs associated with the production of RAPIVAB commercial inventories.

The Company’s inventory consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Work in process	$—	$267
Finished Goods	1,308	416

Net inventories	$1,308	$683

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of June 30, 2015 and December 31, 2014, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on investments available-for-sale and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive income (loss) are recorded as interest and other income on the Consolidated Statements of Comprehensive Income (Loss). During the six months ended June 30, 2015, realized gains of $12 were reclassified out of accumulated other comprehensive income (loss). No reclassifications out of accumulated other comprehensive income (loss) were recorded during the six months ended June 30, 2014.

Revenue Recognition

The Company recognizes revenues from collaborative and other research and development arrangements, royalties and product sales when realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

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

Under certain of the Company’s license agreements, the Company receives royalty payments based upon its licensees’ net sales of covered products. The Company recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured.

For arrangements that involve the delivery of more than one element, each product, service and/or right to use assets is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has “stand-alone value” to the customer. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of selling price (“BESP”). The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. In most cases the Company expects to use TPE or BESP for allocating consideration to each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

In June 2015, the Company entered into a License Agreement (the “Agreement”) granting CSL Limited (“CSL”) and its affiliates worldwide rights, excluding Israel, Japan, Korea and Taiwan, to develop, manufacture and commercialize RAPIVAB. The Agreement provides for various types of payments, including a non-refundable upfront fee, milestone payments, and future royalties. Analysis of the Agreement identified three deliverables: (i) license rights, (ii) inventory and (iii) regulatory support to obtain Canadian and European Union (“EU”) marketing approvals. The Company received an upfront payment of $33,740 from CSL of which $7,000 was determined to be contingent upon EU marketing approval and will be deferred until that time. Approximately $21,777 of the upfront payment was allocated to the license rights and recognized as revenue in the current quarter. Approximately $3,740 of the upfront payment was allocated to the pending sale of inventory and was deferred. This deferred revenue will be recognized when the inventory transfer is complete. Approximately $1,223 of this revenue will be recognized over the expected period of involvement in these regulatory support activities.

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

Under the terms of the Agreement, the Company may receive up to $12,000 in additional payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication, (ii) by the EMA for an adult indication in the European Union and (iii) by Health Canada for an adult indication in Canada. The Company evaluated each event based payment under the provisions of ASU 2010-17, Milestone Method of Revenue Recognition, and determined that each event based payment met the criteria to be considered substantive and represents a milestone under the milestone method of accounting. No event based payments were achieved during the periods presented.

Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Consolidated Statements of Comprehensive Income (Loss) rather than as a reduction in expenses. Under the Company’s contracts with the Biomedical Advanced Research and Development Authority within the United States Department of Health and Human Services (”BARDA/HHS”) and the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”), revenue is recognized as reimbursable direct and indirect costs are incurred.

Product Sales

The Company recognizes revenue for sales of RAPIVAB when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment from our specialty distributors, utilizing the Sell-Through revenue recognition methodology. Product sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, the Company sells RAPIVAB to specialty distributors, who in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations. With the completion of the CSL worldwide license of RAPIVAB, CSL will be primarily responsible for sales of RAPIVAB other than U.S. Government stockpiling sales and the Company’s commercial sales will be minimal.

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

The Company has categorized and described more fully the following significant sales deductions, all of which involve estimates and judgments, which the Company considers to be critical accounting estimates, and require it to use information from external sources.

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

Advertising

The Company engages in very limited distribution and direct-response advertising when promoting RAPIVAB.

The Company recorded the following revenues for the three and six months ended June 30, 2015 and 2014:

	Three Months		Six Months
	2015	2014	2015	2014
Product sales, net	$—	$—	$537	$—
Royalty revenue	132	125	1,650	1,946
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	3,731	1,045	8,206	2,386
Shionogi (Japan)	296	296	592	592
CSL Limited	21,683	—	21,683	—
Total collaborative and other research and development revenues	25,710	1,341	30,481	2,978

Total revenues	$25,842	$1,466	$32,668	$4,924

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

Stock-Based Compensation

All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in the Company’s Consolidated Statements of Comprehensive Income (Loss) based on their fair values. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The fair value of restricted stock unit awards is based on the grant date closing price of the common stock. Stock-based compensation cost is recognized as expense on a straight-line basis over the requisite service period of the award. In addition, we have outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred.

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended June 30, 2015 and 2014 was $1,306 and $1,225, respectively, and for the six months ended June 30, 2015 and 2014 was $2,621 and $2,467, respectively, and relates to the issuance of the PhaRMA Notes (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other current assets on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $110 for each of the three months ended June 30, 2015 and 2014, and $220 for each of the six months ended June 30, 2015 and 2014.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement (defined in Note 4) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Income (Loss). Cumulative mark-to-market adjustments for the six months ended June 30, 2015 and 2014 resulted in losses of $332 and $3,350, respectively. Mark-to-market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. In addition, the Company realized a currency exchange gain of $1,545 during the first six months of 2015 associated with the exercise of a U.S. Dollar/Japanese yen currency option.

The Company is also required to post collateral in connection with the mark-to-market adjustments based on thresholds defined in the Currency Hedge Agreement. As of June 30, 2015 and December 31, 2014, no hedge collateral was posted under the agreement.

Net Income (Loss) Per Share

Net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is equivalent to basic net income (loss) per share for all periods presented herein, except for the three months ended June 30, 2015 for which diluted income per share is $0.06 and basic income per share is $0.07 per share.

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares outstanding, basic	72,642	63,647	72,492	61,629
Weighted average dilutive stock options and restricted stock units	4,118	-	-	-

Weighted average shares outstanding, diluted	76,760	63,647	72,492	61,629

The calculation of diluted earnings per share for the three months ended June 30, 2014 does not include 3,688 of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2015 and 2014 does not include 4,038 and 3,849, respectively, of such potential common shares, as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Significant Customers and Other Risks

The Company relies primarily on three specialty distributors to purchase and supply the majority of RAPIVAB. These three pharmaceutical specialty distributors accounted for greater than 90% of all RAPIVAB product sales to date and accounted for predominantly all of the Company’s outstanding receivables from product sales. The loss of one or more of these specialty distributors as a customer could negatively impact the commercialization of RAPIVAB. However, the Company will utilize these specialty distributors on a limited basis subsequent to the CSL transaction as CSL will be responsible for commercial sales on a worldwide basis with the exception of Israel, Japan, Korea and Taiwan.

The Company’s primary source of revenue that has an underlying cash flow stream is the reimbursement of RAPIVAB (i.e., peramivir) and BCX4430 development expenses, which was earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS, respectively. The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its RAPIVAB and BCX4430 programs. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion, as with the June 30, 2014 BARDA/HHS peramivir development contract, or termination of the NIAID/HHS and BARDA/HHS BCX4430 programs/collaboration could negatively impact the Company’s future Consolidated Statements of Comprehensive Income (Loss) and Cash Flows. In addition, the Company also recognizes royalty revenue from the net sales of RAPIACTA; however, the underlying cash flow from these royalty payments goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. The Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

Risks from Third Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for active pharmaceutical ingredient and finished product manufacturing of RAPIVAB. Additionally, the Company relies upon a single third party to provide warehousing and distribution services for RAPIVAB. Delays in the manufacture or distribution of any product could adversely impact the commercial revenue and future procurement stockpiling of RAPIVAB.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective January 1, 2018, however early adoption is permitted any time after the original effective date, January 1, 2017. Companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Note 2 — Stock-Based Compensation

As of June 30, 2015, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”), both which were amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $5,934 ($5,840 of expense related to the Incentive Plan and $94 of expense related to the ESPP) was recognized during the first six months of 2015, while $5,129 ($5,020 of expense related to the Incentive Plan and $109 of expense related to the ESPP) was recognized during the first six months of 2014.

There was approximately $15,169 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock unit awards granted by the Company as of June 30, 2015. That cost is expected to be recognized as follows: $3,164 during the remainder of 2015, $5,192 in 2016, $4,396 in 2017, $2,277 in 2018 and $140 in 2019. In addition, the Company has approximately $11,982 of unrecognized compensation cost related to outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests. At the time of vesting, compensation expense will be recognized.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Commencing March 1, 2011, stock option awards granted to employees generally vest 25% each year until fully vested after four years. In January 2013, the Company made retention grants of stock option awards and restricted stock units. These awards vest 50% each year until fully vested after two years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of June 30, 2015, 75% of the August 2013 grants have vested based upon achievement of three milestones: (1) successful completion of the OPuS-1 clinical trial for which vesting occurred in the second quarter of 2014, (2) FDA approval of RAPIVAB for which vesting occurred in the fourth quarter of 2014, and (3) initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX-7353 in healthy volunteers for which vesting occurred in the second quarter of 2015. Thus, as of June 30, 2015, 25% of the August 2013 performance-based grants and 100% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2014	2,362	9,605	$6.21
Restricted stock unit awards granted	(153)	—	—
Restricted stock unit awards cancelled	1	—	—
Stock option awards granted	(1,135)	1,135	11.98
Stock option awards exercised	—	(933)	4.26
Stock option awards cancelled	28	(28)	9.05

Balance June 30, 2015	1,103	9,779	$7.06

For stock option awards granted under the Incentive Plan during the first six months of 2015 and 2014, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first six months of 2015 and 2014 was $8.21 and $8.11, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first six months of 2015 and 2014. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2015	2014
Expected Life in Years	5.6	5.5
Expected Volatility	83%	87%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	1.5%	1.6%

Employee Stock Purchase Plan

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 519 shares remain available for purchase at June 30, 2015. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 20 shares during the first six months of 2015 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

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

On March 31, 2015, the Company announced that the Biomedical Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response (“ASPR”) awarded BioCryst a contract for the continued development of BCX4430 as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $12,134 to support BCX4430 drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $34,989. As of June 30, 2015, a total of $11,157 has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The total funding under this contract as of June 30, 2015 could be up to $30,472, if all contract options are exercised by NIAID/HHS, over a five year period. The goals of this contract, including amendments, are to file IND applications for intravenous and intramuscular BCX4430 for the treatment of Marburg virus disease, to study BCX4430 as a treatment for Ebola virus disease and to conduct an initial Phase 1 human clinical trial. As of June 30, 2015, a total of $26,346 has been awarded under exercised options within this contract. BCX4430 is the lead compound in the Company’s BSAV research program.

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

CSL Limited (“CSL”). On June 16, 2015, the Company and Seqirus UK Limited ("SUL"), a limited company organized under the laws of the United Kingdom and a subsidiary of CSL, a company organized under the laws of Australia, entered into a License Agreement (the "Agreement") granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize RAPIVAB (peramivir injection) for the treatment of influenza except for the rights to conduct such activities in Israel, Japan, Korea and Taiwan (the permitted geographies together constituting the "Territory"). RAPIVAB is an intravenous treatment for acute uncomplicated influenza and is currently licensed for use in the United States, Japan and Korea. RAPIVAB is the first and only intravenous influenza treatment in the world and was approved by the U.S. Food and Drug Administration in December 2014 for the treatment of acute uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days. The Company retains all rights and associated economics to procure pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL has the right to pursue government stockpiling outside the U.S.

Pursuant to the Agreement, RAPIVAB will be commercialized by CSL's subsidiary, bioCSL, which specializes in influenza prevention through the supply of seasonal and pandemic vaccine to global markets. bioCSL will manufacture, commercialize and exercise decision-making authority with respect to the development and commercialization of RAPIVAB within the Territory and be responsible for all related costs, including sales and promotion. The Company will exercise sole decision-making authority with regard to the development and commercialization of RAPIVAB outside of the Territory and is responsible for all associated costs.

In December 2013, the Company submitted a New Drug Application ("NDA") to the FDA. Under the terms of the Agreement, the Company is responsible for fulfilling all post-marketing approval commitments in connection with the FDA's approval of the NDA, and upon fulfillment will transfer ownership of and financial responsibility for the NDA to SUL. Pursuant to potential rights to sell RAPIVAB in Canada and the European Union, the Company is also responsible for regulatory filings and interactions with the Health Products and Food Branch of Health Canada ("Health Canada") and the European Medicines Agency ("EMA") until marketing approval for RAPIVAB is obtained and assigned to SUL. In accordance with the Agreement, the Company and SUL will also form a joint steering committee, composed of an equal number of representatives from each party, to oversee, review and coordinate the conduct and progress of the commercialization of RAPIVAB in the Territory and any additional development.

Under the terms of the Agreement, the Company received an upfront payment of $33,740, and may receive up to $12,000 in additional milestone payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication, (ii) by the EMA for an adult indication in the European Union and (iii) by Health Canada for an adult indication in Canada. The Company is also entitled under the Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, the Company receives tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1- June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the Agreement (the "Royalty Term"). The Company developed RAPIVAB under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from SUL.

The term of the Agreement shall continue on a country-by-country basis until the expiration of the last-to-expire Royalty Term in any such country in the Territory. Either party may terminate the Agreement in its entirety if the other party breaches a payment obligation, otherwise materially breaches the Agreement, subject to applicable cure periods, or if the other party suffers an insolvency event. The Company may also terminate the Agreement if SUL or any of its affiliates seek to challenge the validity of the Company's patents. Termination does not affect a party's rights which have accrued prior thereto, but there are no stated payments in connection with termination other than payments of obligations previously accrued. For all terminations exercised by the Company, the Agreement provides for the termination of any sublicenses granted by SUL to third parties, and in the case of termination by the Company for cause, the ceasing of SUL's activities with respect to RAPIVAB, the discontinued use of all Company intellectual property and the termination of licenses and rights previously granted to SUL. If requested by the Company, SUL shall also promptly sell to the Company all licensed product it then holds in stock, otherwise, SUL may continue to sell such licensed product for designated periods.

Shionogi & Co., Ltd. (“Shionogi”). In February 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from Shionogi. In October 2008, the Company and Shionogi amended the license agreement to expand the territory covered by the agreement to include Taiwan and to provide rights for Shionogi to perform a Phase 3 clinical trial in Hong Kong. Shionogi has commercially launched peramivir under the commercial name RAPIACTA in Japan. Shionogi submitted an NDA to the Taiwan FDA in late 2013.

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

On January 6, 2014, the Carbohydrate Chemistry Research Team from Callaghan Innovation Research Limited (“CIRL”), formerly Industrial Research Limited, transferred to Victoria University of Wellington (“VUW”) to establish the Ferrier Research Institute. The intellectual property rights relating to this research team, and the contracts relating to that intellectual property were transferred to a wholly owned subsidiary of VUW, including the contracts to which BioCryst is a party. The parties executed novation agreements in order to effectuate the transfer. Except for a substitution of parties, the terms and conditions of the contracts are substantially the same.

The University of Alabama at Birmingham (“UAB”). The Company currently has agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for the Company in return for research payments and license fees. UAB has granted the Company certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with the Company. The Company has agreed to pay single digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. The Company has completed the research under the UAB agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by the Company upon three months’ notice and by UAB under certain circumstances. Upon termination both parties shall cease using the other parties’ proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between the Company and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi, Green Cross and CSL agreements, or commercializes products related to these programs, the Company will owe sublicense fees or royalties on amounts it receives.

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

On September 1, 2014, Royalty Sub was unable to pay the full amount of interest payable to avoid an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the Consolidated Balance Sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of June 30, 2015, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Income (Loss). Cumulative mark-to-market adjustments resulted in losses of $796 and $1,824 for the three months ended June 30, 2015 and 2014, respectively and losses of $332 and $3,350 for the six months ended June 30, 2015 and 2014, respectively. During the second quarter of 2015, the Company realized a currency exchange gain of $1,545 associated with the exercise of a U.S. Dollar/Japanese yen currency option. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of June 30, 2015 and December 31, 2014, no collateral was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of June 30, 2015, the maximum amount of hedge collateral the Company may be required to post is $9,750.

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

Recent Corporate Highlights

RAPIVAB (peramivir injection)

RAPIVAB was approved by the FDA on December 19, 2014 for the treatment of acute uncomplicated influenza in adult patients who have been symptomatic for no more than two days. We have elected the “Sell-Through” revenue recognition methodology and recognized approximately $537,000 of RAPIVAB product sales in the first six months of 2015. With the approval and commercial availability of RAPIVAB, we have moved our focus to obtaining a stock-piling procurement contract with the U.S. Government to realize the strategic value of this program.

On June 16, 2015, we and Seqirus UK Limited, a limited company organized under the laws of the UK ("SUL") and a subsidiary of CSL Limited, a company organized under the laws of Australia ("CSL"), entered into a License Agreement (the "Agreement") granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize RAPIVAB (peramivir injection) for the treatment of influenza except for the rights to conduct such activities in Israel, Japan, Korea and Taiwan (the permitted geographies together constituting the "Territory"). RAPIVAB is an intravenous treatment for acute uncomplicated influenza and is currently licensed for use in the United States, Japan and Korea. RAPIVAB is the first and only intravenous influenza treatment in the world. We retain all rights and associated economics to procure pandemic stockpiling orders for RAPIVAB from the U.S. government, while SUL has the right to pursue government stockpiling outside the U.S.

Pursuant to the Agreement, RAPIVAB will be commercialized by CSL's subsidiary, bioCSL, which specializes in influenza prevention through the supply of seasonal and pandemic vaccine to global markets. bioCSL will manufacture, commercialize and exercise decision-making authority with respect to the development and commercialization of RAPIVAB within the Territory and be responsible for all related costs, including sales and promotion. We will exercise sole decision-making authority with regard to the development and commercialization of RAPIVAB outside of the Territory and are responsible for all associated costs.

Under the terms of the Agreement, we are responsible for fulfilling all post-marketing approval commitments in connection with the FDA's approval of the NDA, and upon fulfillment we will transfer ownership of and financial responsibility for the NDA to SUL. Pursuant to potential rights to sell RAPIVAB in Canada and the European Union, we are also responsible for regulatory filings and interactions with the Health Products and Food Branch of Health Canada ("Health Canada") and the European Medicines Agency ("EMA") until marketing approval for RAPIVAB is obtained and assigned to SUL. In accordance with the Agreement, we and SUL will also form a joint steering committee, composed of an equal number of representatives from each party, to oversee, review and coordinate the conduct and progress of the commercialization of RAPIVAB in the Territory and any additional development.

Under the terms of the Agreement, we received an upfront payment of $33.7 million, and we may receive up to $12.0 million in additional milestone payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication, (ii) by the EMA for an adult indication in the European Union and (iii) by Health Canada for an adult indication in Canada. We are also entitled under the Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, we receive tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 – June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Contract Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the Agreement (the "Royalty Term").

The term of the Agreement shall continue on a country-by-country basis until the expiration of the last-to-expire Royalty Term in any such country in the Territory. Either party may terminate the Agreement in its entirety if the other party breaches a payment obligation, otherwise materially breaches the Agreement, subject to applicable cure periods, or if the other party suffers an insolvency event. We may also terminate the Agreement if SUL or any of its affiliates seek to challenge the validity of our patents. Termination does not affect a party's rights which have accrued prior thereto, but there are no stated payments in connection with termination other than payments of obligations previously accrued. For all terminations exercised by us, the Agreement provides for the termination of any sublicenses granted by SUL to third parties, and in the case of termination by us for cause, the ceasing of SUL's activities with respect to RAPIVAB, the discontinued use of all of our intellectual property and the termination of licenses and rights previously granted to SUL. If requested by us, SUL shall also promptly sell to us all licensed product it then holds in stock, otherwise, SUL may continue to sell such licensed product for designated periods.

HAE Program

Avoralstat, formerly known as BCX4161

On December 18, 2014, we announced the dosing of the first patient in OPuS-2 (Oral ProphylaxiS-2), a blinded, randomized, placebo-controlled clinical trial of orally-administered avoralstat in patients with HAE. OPuS-2 is a 12-week, three-arm, parallel cohort design trial to evaluate the efficacy and safety of two doses of avoralstat, 300 mg and 500 mg, administered three-times daily compared with placebo. This trial is being conducted in the U.S. as well as other countries and is expected to enroll approximately 100 HAE patients. The primary efficacy endpoint for the trial is the mean angioedema attack rate for each avoralstat dose group compared to placebo. Avoralstat has Orphan Drug designation in the U.S. and Europe and has Fast Track designation for the treatment of HAE in the U.S.

BCX7353 and other 2nd generation HAE compounds

In January 2015, we selected BCX7353 to advance into Phase 1 development as a once-daily, oral prophylactic HAE treatment. BXC7353 is structurally different from avoralstat, but has a similar mechanism of action targeting plasma kallikrein. On May 13, 2015 BioCryst announced the initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers. In addition to BCX7353, we continue to work on additional second generation molecules using structure-based drug design principles, and have succeeded in inventing several uniquely different plasma kallikrein inhibitor molecules from distinct structural classes. We have selected additional drug candidates that have suitable pharmacologic properties to advance into preclinical development. The development of these candidates is approximately two years behind BCX7353.

BCX4430

On December 15, 2014, we announced the dosing of the first subject in a randomized, placebo-controlled Phase 1 clinical trial to evaluate i.m. administration of BCX4430 in healthy volunteers. The main goals of this first-in-human study are to evaluate the safety, tolerability and pharmacokinetics of escalating doses of BCX4430 administered via i.m. injection in healthy subjects. This Phase 1 study is expected to continue throughout 2015.

Results of Operations (three months ended June 30, 2015 compared to the three months ended June 30, 2014)

For the three months ended June 30, 2015, total revenues were $25.8 million as compared to $1.5 million for the three months ended June 30, 2014. The increase in revenue in the second quarter of 2015, as compared to 2014, resulted from higher collaborative revenue associated with the CSL transaction and increased funding for the development of BCX4430 under the NIAID/HHS and BARDA/HHS contracts. Revenues in the second quarter of 2015 included $21.7 million of collaborative revenue related to recognizing revenue on a portion of the upfront payment from the CSL out-licensing transaction, $0.1 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $3.7 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and $0.3 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the second quarter of 2014 included $0.1 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $1.0 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and i.v. peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development (“R&D”) expenses increased to $16.5 million for the second quarter of 2015 from $11.1 million in 2014. The increase in 2015 R&D expenses, as compared to 2014, reflect increased spending on our HAE program, and to a lesser extent, our BCX4430 program.

General and administrative (“G&A”) expenses increased to $3.5 million for the second quarter of 2015 as compared to $2.0 million in 2014. The increase of $1.5 million is primarily due to deal-related expenses associated with the CSL out-license transaction as well as medical affairs and commercial expenses associated with the approval of RAPIVAB and preparation for commercialization of our HAE product candidates. With the completion of the CSL transaction we do not anticipate incurring substantial commercial expenses to promote RAPIVAB in the future. We do expect our G&A expenses to be higher than in previous quarters due to administrative expenses associated with corporate growth in preparation for future NDA and other regulatory filings and for HAE product commercialization.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction in March 2011 was $1.3 million in the second quarter of 2015, compared to $1.2 million in the second quarter of 2014. In addition, a mark-to-market loss of $0.8 million was recognized in the second quarter of 2015 related to our foreign currency hedge, compared to a mark-to-market loss of $1.8 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized a currency exchange gain of $1.5 million in the second quarter of 2015 related to the exercise of a U.S. Dollar/Japanese yen currency option under our foreign currency hedge.

Results of Operations (six months ended June 30, 2015 compared to the six months ended June 30, 2014)

For the six months ended June 30, 2015, total revenues were $32.7 million as compared to $4.9 million for the six months ended June 30, 2014. The increase in 2015 was primarily due to recognizing revenue on a portion of the upfront payment from the CSL out-licensing transaction and increased collaboration revenue associated with BCX 4430 development. Revenues in the first six months of 2015 included $21.7 million of collaborative revenue related to the CSL Agreement, $1.7 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $8.2 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and $0.6 million associated with collaborative revenue amortization from other corporate partnerships. In addition, we recorded approximately $0.5 million of RAPIVAB revenue under the “Sell-Through” revenue recognition methodology. Revenues in the first six months of 2014 included $1.9 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $2.4 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and i.v. peramivir and $0.6 million associated with collaborative revenue amortization from other corporate partnerships.

R&D expenses increased to $33.6 million for the first six months of 2015 from $20.3 million in 2014. The increase in 2015 R&D expenses, as compared to 2014, reflect increased spending on our HAE program, and to a lesser extent, our BCX4430 program.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
R&D expenses by program:
Avoralstat	$5,848	$4,478	$12,094	$8,813
BCX4430	3,678	1,924	6,352	3,674
2nd generation HAE compounds	4,225	2,560	10,106	3,920
Peramivir	892	666	2,038	1,361
Other research, preclinical and development costs	1,881	1,439	3,054	2,482

Total R&D expenses	$16,524	$11,067	$33,644	$20,250

G&A expenses increased to $7.6 million for the first six months of 2015 as compared to $3.6 million in 2014. The increase of $4.0 million is primarily due to unrestricted grants awarded to the U.S. and international HAE patient advocacy groups as well as medical affairs and commercial expenses associated with the approval of RAPIVAB and preparation for the commercialization of our HAE product candidates.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction in March 2011 was $2.6 million in the first six months of 2015, compared to $2.5 million in the first six months of 2014. In addition, a mark-to-market loss of $0.3 million was recognized in the first six months of 2015 related to our foreign currency hedge, compared to a mark-to-market loss of $3.4 million in the same period in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, a realized currency exchange gain of $1.5 million was recognized in the first six months of 2015 related to the exercise of a U.S. Dollar/Japanese yen currency option under our foreign currency hedge.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2015 operating expenses to exceed our 2015 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for peramivir and BCX4430; and to a lesser extent, the PhaRMA Notes financing. To date, we have been awarded a BARDA/HHS peramivir development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS BCX4430 development contract totaling $30.5 million, which is ongoing, and a BARDA/HHS BCX4430 development contract totaling $35.0 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS funding obligated under awarded options in the active contracts is $26.3 million and $11.2 million, respectively. Most recently, we completed a successful public offering in June 2014 of 11.5 million shares of common stock at a price of $10.00 per share following the release of our OPuS-1 clinical trial results, which provided net proceeds to us of approximately $107.8 million. This financing and the recently completed CSL out-licensing transaction provides us liquidity into 2017. We retain the ability to offer for sale approximately $160.0 million of securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants, and units from effective shelf registration statements, which we filed with the Securities and Exchange Commission. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of June 30, 2015, we had net working capital of $43.3 million, an increase of approximately $11.2 million from $32.1 million at December 31, 2014. The increase in working capital was principally due to our normal operating expenses associated with the development of our product candidates. Our principal sources of liquidity at June 30, 2015 were approximately $76.8 million in cash and cash equivalents; approximately $53.6 million in investments considered available-for-sale; and approximately $4.3 million in U.S. Government receivables. We anticipate our cash and investments will fund our operations into 2017.

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

As our programs continue to advance, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements and additional personnel resources and testing required for the continuing development of our product candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our product candidates, the amount and timing of funding we receive from existing U.S. Government contracts for BCX4430, the amount of funding or assistance, if any, we receive from new U.S. Government contracts or other new partnerships with third parties for the development and or commercialization of our product candidates, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates and the progression of our other programs.

With the funds available at June 30, 2015, we believe these resources will be sufficient to fund our operations into 2017. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events in the future. In order to continue our operations substantially beyond 2017, we will need to: (1) successfully secure or increase U.S. Government funding of our programs, including procurement contracts; (2) out-license rights to certain of our products or product candidates, pursuant to which we would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain additional product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. We retain the ability to offer for sale approximately $160.0 million of securities, including common stock, preferred stock, depositary shares stock purchase contracts, warrants, and units from our effective shelf S-3 registration statements.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	our ability to perform under our government contracts and receive reimbursement, and receive stockpiling procurement contracts;

•	the magnitude of work under our government contracts;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain product candidates or a decision to build or expand internal development and commercial capabilities;

•	successful commercialization of marketed products by either us or our partners;

•	the scope and results of preclinical studies and clinical trials to identify and develop product candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our product candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development and commercialization of our product candidates;

•	the scope of manufacturing of our drug substance and product candidates required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals as well as the success or failure of obtaining regulatory approvals both in the United States and in other major markets;

•	post-approval commitments for RAPIVAB and other products that receive regulatory approval; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital in the near future. Additional funding, whether through additional sales of equity or debt securities, collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and existing government contracts specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates as well as rate of reimbursement by U.S. Government agencies of our BCX4430 expenses and any future decisions regarding the future of the RAPIVAB and BCX4430 programs, including those relating to stockpiling procurement. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; and the level of required administrative support for our daily operations.

Financial Outlook for 2015

Based upon our development plans, expected operations and our awarded government contracts, we expect 2015 operating cash usage to be in the range of $18 to $28 million upon adjusting our previously predicted range for the first six months of operations including the CSL transaction, and expect our total 2015 operating expenses to continue to be in the range of $75 to $95 million. Our operating expense range excludes equity-based compensation expense due to the difficulty in accurately projecting this expense as it is significantly impacted by the volatility and price of the Company’s stock, as well as vesting of the Company’s outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, and hedge collateral posted or returned, but includes the impact of the $33.7 million payment received associated with the CSL transaction. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of June 30, 2015, we do not have any unconsolidated entities or off-balance sheet arrangements.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

For arrangements that involve the delivery of more than one element, each product, service and/or right to use assets is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has “stand-alone value” to the customer. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of selling price (“BESP”). The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. In most cases we expect to use TPE or BESP for allocating consideration to each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

In June 2015, we entered into a License Agreement (the "Agreement") granting CSL and its affiliates worldwide rights, excluding Israel, Japan, Korea and Taiwan, to develop, manufacture and commercialize RAPIVAB. The agreement provides for various types of payments, including a non-refundable upfront fee, milestone payments, and future royalties. Analysis of the Agreement identified three deliverables: (i) license rights, (ii) inventory and (iii) regulatory support to obtain Canadian and EU marketing approvals. We received an upfront payment of $33.7 million from CSL of which $7.0 million was determined to be contingent upon EU marketing approval and will be deferred until that time. Approximately $21.8 million of the upfront payment was allocated to the license rights and recognized as revenue in the current quarter. Approximately $3.7 million of the upfront payment was allocated to the pending sale of inventory and was deferred. This revenue will be recognized when the inventory transfer is complete. Approximately $1.2 million of this revenue will be recognized ratably over the expected period of involvement in these regulatory support activities.

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

Under the terms of the Agreement, we may receive up to $12.0 million in additional payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication, (ii) by the EMA for an adult indication in the European Union and (iii) by Health Canada for an adult indication in Canada. We evaluated each event based payment under the provisions of ASU 2010-17, Milestone Method of Revenue Recognition, and determined that each event based payment met the criteria to be considered substantive and represents a milestone under the milestone method of accounting. No event based payments were achieved during the periods presented.

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

We have categorized and described more fully the following significant sales deductions, all of which involve estimates and judgments, which we consider to be critical accounting estimates, and requires us to use information from external sources.

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

Stock-Based Compensation

All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in our Consolidated Statements of Comprehensive Income (Loss) based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term. We utilize the Black-Scholes option-pricing model to value our awards and recognize compensation expense on a straight-line basis over the vesting periods. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, we have outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred. Significant management judgment is also required in determining estimates of future stock price volatility and forfeitures to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Foreign Currency Hedge

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2016 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. As of June 30, 2015, the maximum amount of hedge collateral we may be required to post is $9.8 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark-to-market adjustments will be recognized in our Consolidated Statements of Comprehensive Income (Loss). Cumulative mark-to-market adjustments for the six months ended June 30, 2015 resulted in a $0.3 million loss. Mark-to-market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of June 30, 2015, no collateral was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical testing, clinical trials, post marketing commitments for RAPIVAB, and other research and development efforts;

•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of BCX4430;

•	the potential for a government stockpiling order of RAPIVAB, additional regulatory approvals of RAPIVAB or royalties or profit from commercial sales of RAPIVAB by us or our partners;

•	the potential use of RAPIVAB as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the further preclinical, clinical development, commercialization or post marketing studies by either us or our partners of our product candidates, including our HAE program, RAPIVAB, BCX4430, early stage discovery programs, forodesine, and other PNP inhibitor development programs;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our drug candidates;

•	plans, programs, progress and potential success of our collaborations, including Seqirus UK Limited (“SUL”) for RAPIVAB, Mundipharma for forodesine and Shionogi and Green Cross for peramivir in their territories;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to raise additional capital to fund our operations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark-to-market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay an annual premium in the amount of $2.0 million from May 2016 through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process is complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have a reasonable commercial potential. We may suffer significant setbacks in pivotal pre-clinical studies and clinical trials (e.g. BCX4430, avoralstat and our second generation HAE product candidates), even after earlier clinical trials show promising results. Clinical trials may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any of our product candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective and have acceptable commercial viability. Regulatory authorities may interrupt, delay or halt clinical trials for a product candidate for any number of reasons.

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

Progression of our product candidates through the clinical development process is dependent upon our trials indicating our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols. Failure to achieve either of these in any of our programs, including avoralstat and our second generation HAE product candidates, could result in delays in our trials or require the performance of additional unplanned trials. This could result in delays in the development of our product candidates and could result in significant unexpected costs or the termination of programs.

If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations under our license agreements, our licensors may terminate our agreements with them and seek additional remedies.

If we are unable or fail to meet payment obligations, performance milestones relating to the timing of regulatory filings, product supply obligations, post approval commitments for RAPIVAB, or development and commercial diligence obligations, are unable or fail to make milestone payments or material data use payments in accordance with applicable provisions, or fail to pay the minimum annual payments under our respective licenses, our licensors may terminate the applicable license or seek other available remedies. As a result, our development of the respective product candidate or commercialization of the product would cease.

If we fail to obtain additional financing or acceptable partnership arrangements, we may be unable to complete the development and commercialization of our product candidates or continue operations.

As our programs advance, our costs are likely to increase. Our current and planned discovery, pre-clinical and clinical trials plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our product candidates will consume significant capital resources. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to raise additional capital; the development progress of our collaborative agreements for our product candidates; the amount of funding we receive from NIAID/HHS and BARDA/HHS for BCX4430 or from other new partnerships with third parties for the development of our product candidates, including avoralstat and our second generation HAE product candidates; the commercial success of RAPIVAB by our partner; the amount or profitability of any orders for RAPIVAB or BCX4430 by any government agency or other party; the progress and results of our current and proposed clinical trials for our most advanced product candidates, including avoralstat, BCX7353 and our other second generation HAE product candidates; the progress made in the manufacture of our lead products and the progression of our other programs. We expect that we will be required to enter into one or more acceptable partnership arrangements in order to complete the development of ulodesine for the treatment of gout.

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

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including post approval studies for RAPIVAB, the progress, timeline and ultimate outcome of the OPuS-2 clinical trial, progress of our second generation HAE compounds, funding for and continued successful development of BCX4430, and progress of our early discovery programs. In addition, constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash, which if severe and sustained could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

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

Currently, we have established collaborative relationships with Mundipharma for the development and commercialization of forodesine and with each of Shionogi and Green Cross for the development and commercialization of peramivir, in Japan, Taiwan and South Korea. Most recently we have established a collaborative relationship with Seqirus UK Limited for RAPIVAB in the United States and countries other than Israel, Japan, Korea and Taiwan. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

•	our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, including post approval clinical commitments, a change in business strategy, a change of control or other reasons;

•	our contracts for collaborative arrangements may expire;

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration;

•	we do not have day to day control over the activities of our partners and have limited control over their decisions;

•	our ability to generate future event payments and royalties from our partners depends upon their abilities to establish the safety and efficacy of our product candidates, obtain regulatory approvals and achieve market acceptance of products developed from our product candidates;

•	we or our partners may fail to properly initiate, maintain or defend our intellectual property rights, where applicable, or a party may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

•	we or our partners may not devote sufficient capital or resources towards our product candidates; and

•	we or our partners may not comply with applicable government regulatory requirements.

If we or our partners fail to fulfill our responsibilities in a timely manner, or at all, our commercialization efforts related to that collaboration could be reduced, delayed or terminated, or it may be necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our partner. In the case of our collaboration with SUL, we continue to have certain promotional regulatory and government pricing risks because we hold the RAPIVAB NDA and our partner is conducting the marketing and commercialization efforts. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake commercialization activities at our own expense or find alternative sources of funding. Any delay in the development or commercialization of our product candidates would severely affect our business, because if our product candidates do not progress through the development process or reach the market in a timely manner, or at all, we may not receive additional future event payments and may never receive milestone, product sales or royalty payments.

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

Our ability to receive revenue from products we commercialize presents several risks, including:

•	we or our collaborators may fail to successfully complete clinical trials, or satisfy post-marketing commitments, sufficient to obtain and keep FDA marketing approval;

•	many competitors are more experienced and have significantly more resources, and their products could reach the market faster, be more cost effective or have a better efficacy or tolerability profile than our product candidates;

•	we may fail to employ a comprehensive and effective intellectual property strategy, which could result in decreased commercial value of our Company and our products;

•	we may fail to employ a comprehensive and effective regulatory strategy, which could result in a delay or failure in commercialization of our products;

•	our ability to successfully commercialize our products is affected by the competitive landscape, which cannot be fully known at this time;

•	reimbursement is constantly changing, which could greatly affect usage of our products; and

•	future revenue from product sales would depend on our ability to successfully complete clinical studies, obtain regulatory approvals, and manufacture, market and commercialize our approved drugs.

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

Commercialization of RAPIVAB by our partners is subject to the potential commercialization risks described herein and numerous additional risks. Any potential revenue benefits to us in the form of milestones, royalties or other consideration are highly speculative.

Commercialization success of RAPIVAB is uncertain and is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, commercialization of RAPIVAB is subject to further risks and commercialization may be negatively impacted by a number of factors, including, but not limited to, the following:

•	RAPIVAB may not prove to be adequately safe and effective for market approval in markets other than the United States;

•	necessary funding for post marketing commitments and further development of RAPIVAB may not be available timely, at all, or in sufficient amounts;

•	flu prevention or pandemic treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines or other antivirals, including competitive i.v. antivirals, could substantially replace potential demand for RAPIVAB;

•	regulatory authorities may not make needed accommodations to accelerate the drug testing and approval process for RAPIVAB outside the United States;

•	a limited number of governmental entities are expected to be the primary potential stockpiling customers for RAPIVAB and if we are not successful at marketing RAPIVAB to these entities for any reason, we will not receive substantial revenues from stockpiling orders;

•	government and third party payors may not provide sufficient coverage or reimbursement which would negatively impact the demand for RAPIVAB;

•	we may not be able to supply commercial material to our partners and our partners may not be able to maintain or establish sufficient and acceptable commercial manufacturing, either directly or through third-party manufacturers;

•	the commercial demand and acceptance for RAPIVAB by healthcare providers and by patients may not be sufficient to result in substantial revenues of RAPIVAB to our partners and may result in little to no milestones or royalties to us;

•	effectiveness of marketing efforts for RAPIVAB by our partners;

•	market satisfaction with existing alternative therapies;

•	perceived efficacy relative to other available therapies;

•	disease prevalence;

•	cost of treatment;

•	pricing and availability of alternative products;

•	marketing and sales activities of competitors;

•	shifts in the medical community to new treatment paradigms or standards of care; and

•	relative convenience and ease of administration.

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

Because we continue to hold the NDA for RAPIVAB in the United States, we may be held responsible for any and all sales, promotion and other activities related to RAPIVAB, as well as any of our other products under development following their regulatory approval. We are subject to regulatory and law enforcement authorities in addition to the FDA, including the Federal Trade Commission, the Department of Justice, and state and local governments. We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including both federal and state anti-kickback laws. Although we seek to comply with these statutes, it is possible that our practices, or those of our partners, might be challenged under anti-kickback or similar laws. Violations of fraud and abuse laws may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, and future exclusion from participation in government healthcare programs.

We have a number of outstanding post-marketing commitments to the FDA that we retain despite our partnership, which we may not complete successfully or on time for any number of reasons, including but not limited to lack of funds to complete the studies or insufficient interest by appropriate sites, investigators or study subjects. For example, as a condition of the approval of RAPIVAB, we are required to complete a pediatric patient study of RAPIVAB and to submit the final results of this clinical trial to the FDA. Depending on the outcome of this clinical trial, we may be unable to expand the indication for RAPIVAB or we may be required to include specific warnings or limitations on dosing this product, which could negatively impact sales of RAPIVAB and negatively impact our relationship with our partner. We may be subject to penalties if we fail to comply with post-approval legal and regulatory requirements and our products could be subject to continual recordkeeping and reporting requirements, review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to the other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, RAPIVAB, and any other future product candidates’ approval, may contain requirements for costly post-marketing testing and surveillance to monitor its safety or efficacy.

Advertising and promotion are subject to stringent FDA rules and oversight and as the holder of the NDA we may be held responsible for any advertising and promotion conducted by our partner that is not in compliance with the rules and regulations. In particular, the claims in all promotional materials and activities must be consistent with the FDA approvals for approved products, and must be appropriately substantiated and fairly balanced with information on the safety risks and limitations of the products. Adverse event information concerning approved products must be reviewed as well and as the NDA holder of RAPIVAB we are required to make expedited and periodic adverse event reports to the FDA and other regulatory authorities.

In addition, the research, manufacturing, distribution, sale and promotion of products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. Until we can successfully transfer the pricing responsibilities to our partner, we remain responsible for pricing and rebate programs. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

If our operations with respect to RAPIVAB or our other products which are subject to healthcare laws and regulations are found to be in violation of any of the healthcare fraud and abuse laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with all applicable federal and state fraud and abuse laws may be costly.

We and our partners may be subject to new legislation, regulatory proposals and healthcare payor initiatives that may increase our costs of compliance and adversely affect our ability to market our products, including RAPIVAB, obtain collaborators and raise capital.

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

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon third-party manufacturers to manufacture the materials required for our product, product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, especially for RAPIVAB and avoralstat, including but not limited to problems involving:

•	inconsistent production yields;

•	product liability claims or recalls of commercial product;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes that could strike their facilities or have an effect on infrastructure;

•	potential impurities in our drug substance or products that could affect availability of product for our clinical trials or future commercialization;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies, particularly associated with RAPIVAB and planned studies for avoralstat, BCX7353 and BCX4430.

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

We may be involved in lawsuits to protect or enforce our patents, the patents of our partners or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming and unsuccessful. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk. Our success depends in part on avoiding the infringement of other parties’ patents and other intellectual property rights as well as avoiding the breach of any licenses relating to our technologies and products. In the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, avoiding patent infringement may be difficult and we may inadvertently infringe third-party patents or proprietary rights. These third parties could bring claims against us, our partners or our licensors that even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, our partners or our licensors, we or they could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we, our partners or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

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

If the use or misuse of RAPIVAB or any other FDA-approved products we or a partner may sell in the future harms people, we may be subject to costly and damaging product liability claims brought against us by consumers, healthcare providers, pharmaceutical companies, third-party payors or others. The use of our product candidates in clinical trials, including post marketing clinical studies, could also expose us to product liability claims. We cannot predict all of the possible harms or side effects that may result from the use of our products or the testing of product candidates and, therefore, the amount of insurance coverage we currently may not be adequate to cover all liabilities or defense costs we might incur. A product liability claim or series of claims brought against us could give rise to a substantial liability that could exceed our resources. Even if claims are not successful, the costs of defending such claims and potential adverse publicity could be harmful to our business.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2015, the 52-week range of the market price of our stock was from $7.85 to $16.43 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of July 31, 2015, there were 73,239,379 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

As of July 31, 2015, there were 10,411,963 stock options and restricted stock units outstanding, 1,092,179 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 518,511 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August, 2015.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

(10.1)†	Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated June 2, 2015. (Portions omitted pursuant to request for confidential treatment.)

(10.2)†	Amendment #10 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated February 13, 2015. (Portions omitted pursuant to request for confidential treatment.)

(10.3)†	Amendment #11 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated March 19, 2015. (Portions omitted pursuant to request for confidential treatment.)

(10.4)†	Amendment #12 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 12, 2015. (Portions omitted pursuant to request for confidential treatment.)

(10.5)†	Amendment #13 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2015. (Portions omitted pursuant to request for confidential treatment.)

(10.6)	Novation Agreement among Albert Einstein College of Medicine of Yeshiva University, BioCryst Pharmaceuticals, Inc., Mundipharma International Corporation Limited, Callaghan Innovation Research Limited, and Victoria Link Limited, dated May 18, 2015.

(10.7)	Novation Agreement among Albert Einstein College of Medicine of Yeshiva University, BioCryst Pharmaceuticals, Inc., Callaghan Innovation Research Limited, and Victoria Link Limited, dated June 24, 2015.

(10.8) †	License Agreement by and between BioCryst Pharmaceuticals, Inc. and Seqirus UK Limited, dated as of June 16, 2015. (Portions omitted pursuant to request for confidential treatment.)

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

__________

( )	Filed or furnished herewith.
†	Confidential treatment requested.

