Form 10-Q
period 2015-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2015-11-06
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of October 31, 2015 was 73,336,871.

BIOCRYST PHARMACEUTICALS, INC.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements:	3
Consolidated Balance Sheets — September 30, 2015 and December 31, 2014	3
Consolidated Statements of Comprehensive Loss — Three and Nine Months Ended September 30, 2015 and 2014	4
Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2015 and 2014	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31
Part II. Other Information
Item 1A. Risk Factors	32
Item 6. Exhibits	47
Signatures	48
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

(In thousands, except per share data)

	2015 (Unaudited)	2014 (Note 1)
Assets
Cash and cash equivalents	$46,627	$54,540
Restricted cash	1,622	150
Investments	23,700	18,232
Receivables from collaborations	7,495	3,849
Receivables from product sales	—	5,641
Inventory	—	683
Prepaid expenses and other current assets	4,970	6,172
Deferred collaboration expense	88	76

Total current assets	84,502	89,343
Investments	47,787	41,116
Furniture and equipment, net	1,146	207
Deferred collaboration expense	282	177
Other assets	5,239	6,031

Total assets	$138,956	$136,874

Liabilities and Stockholders’ Equity
Accounts payable	$3,782	$2,849
Accrued expenses	23,027	11,329
Interest payable	5,517	6,029
Deferred collaboration revenue	2,102	1,481
Deferred product sales revenue	16	5,605
Non-recourse notes payable	30,000	30,000

Total current liabilities	64,444	57,293
Deferred collaboration revenue	10,122	3,552
Deferred rent	345	394
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 73,337 in 2015 and 71,955 in 2014	733	720
Additional paid-in capital	556,095	542,943
Accumulated other comprehensive loss	(1)	(130)
Accumulated deficit	(492,782)	(467,898)

Total stockholders’ equity	64,045	75,635

Total liabilities and stockholders’ equity	$138,956	$136,874

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Periods Ended September 30, 2015 and 2014

(In thousands, except per share data-Unaudited)

	Three Months		Nine Months
	2015	2014	2015	2014
Revenues
Product sales, net	$5,699	$—	$6,236	$—
Royalty revenue	126	5	1,776	1,951
Collaborative and other research and development	5,162	3,233	35,643	6,211
Total revenues	10,987	3,238	43,655	8,162
Expenses
Cost of products sold	1,346	—	1,361	—
Research and development	20,067	13,036	53,711	33,286
Selling, general and administrative	2,731	1,812	10,326	5,413
Royalty	5	—	507	78
Total operating expenses	24,149	14,848	65,905	38,777
Loss from operations	(13,162)	(11,610)	(22,250)	(30,615)
Interest and other income	134	14	367	50
Interest expense	(1,241)	(1,217)	(3,862)	(3,684)
(Loss) gain on foreign currency derivative	(352)	4,082	861	732
Net loss	$(14,621)	$(8,731)	$(24,884)	$(33,517)
Basic and diluted net loss per common share	$(0.20)	$(0.12)	$(0.34)	$(0.52)
Weighted average shares outstanding	73,262	71,801	72,752	65,057
Unrealized gain (loss) on available for sale investments	91	(1)	129	(2)
Comprehensive loss	$(14,530)	$(8,732)	$(24,755)	$(33,519)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2015 and 2014

(In thousands-Unaudited)

	2015	2014
Operating activities
Net loss	$(24,884)	$(33,517)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	137	137
Stock-based compensation expense	7,773	6,550
Amortization of debt issuance costs	329	329
Change in fair value of foreign currency derivative	793	(732)
Changes in operating assets and liabilities:
Receivables	1,995	(1,123)
Inventory	683	—
Prepaid expenses and other assets	1,331	(29)
Deferred collaboration expense	(117)	45
Accounts payable and accrued expenses	12,582	3,602
Interest payable	(512)	957
Deferred revenue	1,602	(880)

Net cash provided by (used in) operating activities	1,712	(24,661)

Investing activities
Acquisitions of furniture and equipment	(1,076)	(41)
Change in restricted cash	(1,472)	1
Purchases of investments	(48,343)	(15,852)
Sales and maturities of investments	35,874	29,000

Net cash (used in) provided by investing activities	(15,017)	13,108
Financing activities
Sale of common stock, net	1,175	106,600
Exercise of stock options	3,861	4,636
Employee stock purchase plan sales	356	310

Net cash provided by financing activities	5,392	111,546
(Decrease) Increase in cash and cash equivalents	(7,913)	99,993
Cash and cash equivalents at beginning of period	54,540	21,164

Cash and cash equivalents at end of period	$46,627	$121,157

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

Based on its current operating plans, the Company expects it has sufficient liquidity, with its existing cash and investments of $119,736, to continue its planned operations into 2017. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations substantially beyond 2017 it will need to: (1) successfully secure or increase U.S. Government funding of its programs, including procurement contracts; (2) out-license rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain additional product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company retains the ability to offer for sale approximately $150,000 of securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants, and units from its effective shelf S-3 registration statement, which it filed with the Securities and Exchange Commission on March 3, 2015.  Additionally, the Company retains the ability to offer for sale approximately $10,000 of securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units from its effective shelf S-3 registration statement, which it filed with the Securities and Exchange Commission on November 6, 2013. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

Restricted Cash

Restricted cash as of September 30, 2015 reflects $150 the Company is required to maintain in an interest bearing certificate of deposit to serve as collateral for a corporate credit card program, $70 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,402 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its new Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At September 30, 2015, the Company believes that the costs of its investments are recoverable in all material respects.

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

	September 30, 2015
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$23,119	$42	$28	$(2)	$23,187
Corporate debt securities	27,249	141	26	(14)	27,402
Certificates of deposit	20,909	28	10	(49)	20,898

Total investments	$71,277	$211	$64	$(65)	$71,487

	December 31, 2014
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$20,307	$22	$—	$(23)	$20,306
Corporate debt securities	27,152	151	5	(47)	27,261
Certificates of deposit	11,838	6	—	(63)	11,781

Total investments	$59,297	$179	$5	$(133)	$59,348

The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2015 and December 31, 2014.

	2015	2014
Maturing in one year or less	$23,700	$18,232
Maturing after one year through two years	27,183	25,459
Maturing after two years	20,604	15,657

Total investments	$71,487	$59,348

Receivables from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi, and product sales to Green Cross Corporation (“Green Cross”) and Seqirus UK Limited (“SUL”). These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At September 30, 2015 and December 31, 2014, the Company had the following receivables.

	September 30, 2015
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$5,444	$5,444
Green Cross Corporation	129	—	129
Seqirus UK Limited	1,922	—	1,922
Total receivables	$2,051	$5,444	$7,495

	December 31, 2014
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$2,778	$2,778
Shionogi & Co. Ltd.	1,071	—	1,071
Total receivables	$1,071	$2,778	$3,849

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

Inventory

At December 31, 2014, the Company’s inventory consisted of RAPIVAB finished goods inventory and work in process. Inventory is stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories. In connection with the June 2015 SUL collaboration, the Company sold all of its available RAPIVAB finished goods inventory to SUL in accordance with terms stipulated in the licensing agreement.

During 2014, in connection with the Food and Drug Administration (“FDA”) approval of RAPIVAB, the Company began capitalizing costs associated with the production of RAPIVAB commercial inventories.

The Company’s inventory consisted of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Work in process	$—	$267
Finished Goods	—	416

Net inventories	$—	$683

Patents and Licenses

The Company seeks patent protection on all internally developed processes and products. All patent related costs are expensed to selling, general and administrative expenses when incurred as recoverability of such expenditures is uncertain.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of September 30, 2015 and December 31, 2014, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2015, realized gains of $13 were reclassified out of accumulated other comprehensive loss. No reclassifications out of accumulated other comprehensive loss were recorded during the nine months ended September 30, 2014.

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

In June 2015, the Company entered into a License Agreement (the “SUL Agreement”) granting SUL and its affiliates worldwide rights, excluding Israel, Japan, Korea and Taiwan, to develop, manufacture and commercialize RAPIVAB. The SUL Agreement provides for various types of payments, including a non-refundable upfront fee, milestone payments, and future royalties. Analysis of the SUL Agreement identified three deliverables: (i) license rights, (ii) inventory and (iii) regulatory support to obtain Canadian and European Union (“EU”) marketing approvals. The Company received an upfront payment of $33,740 from SUL, of which $7,000 was determined to be contingent upon EU marketing approval and will be deferred until that time. Approximately $21,777 of the upfront payment was allocated to the license rights and recognized as revenue in the second quarter. Approximately $3,740 of the upfront payment was allocated to the pending sale of inventory and was recognized during the third quarter, when the inventory transfer was completed. Approximately $1,223 of the revenue from the SUL Agreement will be recognized over the expected period of involvement in these regulatory support activities.

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

Under the terms of the SUL Agreement, the Company may receive up to $12,000 in additional payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication, (ii) by the EMA for an adult indication in the EU and (iii) by Health Products and Food Branch of Health Canada (“Health Canada”) for an adult indication in Canada. The Company evaluated each event based payment under the provisions of ASU 2010-17, Milestone Method of Revenue Recognition, and determined that each event based payment met the criteria to be considered substantive and represents a milestone under the milestone method of accounting. No event based payments were achieved during the periods presented.

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

Product Sales

The Company recognizes revenue for sales of RAPIVAB when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment from our specialty distributors, utilizing the Sell-Through revenue recognition methodology. Product sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, the Company sells RAPIVAB to specialty distributors, who in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations. With the completion of the SUL worldwide license of RAPIVAB, SUL will be primarily responsible for sales of RAPIVAB, other than U.S. Government stockpiling sales, and the Company’s commercial sales will be minimal.

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

Advertising

The Company engages in very limited distribution and direct-response advertising when promoting RAPIVAB.

The Company recorded the following revenues for the three and nine months ended September 30, 2015 and 2014:

	Three Months		Nine Months
	2015	2014	2015	2014
Product sales, net	$5,699	$—	$6,236	$—
Royalty revenue	126	5	1,776	1,951
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	4,582	2,937	12,788	5,323
Green Cross Corporation	132	—	132	—
Shionogi (Japan)	296	296	888	888
Seqirus UK Limited	152	—	21,835	—
Total collaborative and other research and development revenues	5,162	3,233	35,643	6,211

Total revenues	$10,987	$3,238	$43,655	$8,162

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended September 30, 2015 and 2014 was $1,241 and $1,217, respectively, and for the nine months ended September 30, 2015 and 2014 was $3,862 and $3,684, respectively, and relates to the issuance of the PhaRMA Notes (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other current assets on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $110 for each of the three months ended September 30, 2015 and 2014, and $329 for each of the nine months ended September 30, 2015 and 2014.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement (defined in Note 4) to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the nine months ended September 30, 2015 and 2014 resulted in a loss of $793 and a gain of $732, respectively. Mark-to-market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. In addition, the Company realized a currency exchange gain of $1,654 during the first nine months of 2015 associated with the exercise of a U.S. Dollar/Japanese yen currency option.

The Company is also required to post collateral in connection with the mark-to-market adjustments based on thresholds defined in the Currency Hedge Agreement. As of September 30, 2015 and December 31, 2014, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended September 30, 2015 and 2014 does not include 3,821 and 4,240, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2015 and 2014 does not include 3,673 and 3,986, respectively, of such potential common shares, as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Significant Customers and Other Risks

The Company relies primarily on three specialty distributors to purchase and supply the majority of RAPIVAB. These three pharmaceutical specialty distributors accounted for greater than 90% of all RAPIVAB product sales to date and accounted for predominantly all of the Company’s outstanding receivables from product sales. The loss of one or more of these specialty distributors as a customer could negatively impact the commercialization of RAPIVAB. However, the Company will utilize these specialty distributors on a limited basis subsequent to the SUL collaboration as SUL, and other peramivir collaboration partners, will be responsible for commercial sales on a worldwide basis. In addition, in connection with the SUL collaboration, all peramivir sales (i.e., RAPIVAB, RAPIACTA, and PERAMIFLU) will be made by the Company’s partners and the Company will be reliant on these partners to generate sales and remit cash to satisfy receivables.

The Company’s primary source of revenue that has an underlying cash flow stream is the reimbursement of RAPIVAB and BCX4430 development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS, respectively. The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its RAPIVAB and BCX4430 programs. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion (as with the June 30, 2014 BARDA/HHS peramivir development contract) or termination of the NIAID/HHS and BARDA/HHS BCX4430 contracts could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. In addition, the Company also recognizes royalty revenue from the net sales of RAPIACTA by Shionogi; however, the underlying cash flow from these royalty payments goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. Further, the Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

Risks from Third Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for active pharmaceutical ingredient and finished drug product manufacturing of RAPIVAB, as well as for its other product candidates in development.

Credit Risk

Cash equivalents and investments are financial instruments which potentially subject the Company to concentration of risk to the extent recorded on the Consolidated Balance Sheets. The Company deposits excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits. The Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. To minimize the exposure due to adverse shifts in interest rates, the Company maintains a portfolio of investments with an average maturity of approximately 18 months or less. Other than product sale and collaborative partner receivables discussed above, the majority of the Company’s receivables from collaborations are due from the U.S. Government, for which there is no assumed credit risk.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No.2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective January 1, 2018; however, early adoption is permitted any time after the original effective date, January 1, 2017. Companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Note 2 — Stock-Based Compensation

As of September 30, 2015, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”), both which were amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $7,773 ($7,553 of expense related to the Incentive Plan and $220 of expense related to the ESPP) was recognized during the first nine months of 2015, while $6,550 ($6,388 of expense related to the Incentive Plan and $162 of expense related to the ESPP) was recognized during the first nine months of 2014.

There was approximately $14,839 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock unit awards granted by the Company as of September 30, 2015. That cost is expected to be recognized as follows: $1,782 during the remainder of 2015, $5,632 in 2016, $4,627 in 2017, $2,508 in 2018 and $290 in 2019. In addition, the Company has approximately $11,982 of unrecognized compensation cost related to outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests. At the time of vesting, compensation expense will be recognized.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Since March 1, 2011, stock option awards granted to employees generally vest 25% each year until fully vested after four years. In January 2013, the Company made retention grants of stock option awards and restricted stock units. These awards vest 50% each year until fully vested after two years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of September 30, 2015, 75% of the August 2013 grants have vested based upon achievement of three milestones: (1) successful completion of the OPuS-1 clinical trial, for which vesting occurred in the second quarter of 2014, (2) FDA approval of RAPIVAB for which vesting occurred in the fourth quarter of 2014, and (3) initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers, for which vesting occurred in the second quarter of 2015. Thus, as of September 30, 2015, 25% of the August 2013 performance-based grants and 100% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2014	2,362	9,605	$6.21
Restricted stock unit awards granted	(155)	—	—
Restricted stock unit awards cancelled	1	—	—
Stock option awards granted	(1,319)	1,319	11.99
Stock option awards exercised	—	(1,102)	4.36
Stock option awards cancelled	28	(28)	9.05

Balance September 30, 2015	917	9,794	$7.19

For stock option awards granted under the Incentive Plan during the first nine months of 2015 and 2014, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first nine months of 2015 and 2014 was $8.15 and $8.19, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first nine months of 2015 and 2014. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2015	2014
Expected Life in Years	5.5	5.5
Expected Volatility	83%	87%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	1.5%	1.6%

Employee Stock Purchase Plan

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 497 shares remain available for purchase at September 30, 2015. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 41 shares during the first nine months of 2015 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). In January 2007, BARDA/HHS awarded the Company a $102,661, four-year contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to extend the i.v. peramivir program and to increase funding by $77,191. On February 24, 2011, the Company announced that BARDA/HHS had awarded it a $55,000 contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. That contract modification brought the total contract award from BARDA/HHS to $234,852 and provided funding to support the filing of an NDA to seek regulatory approval for i.v. peramivir in the U.S. In December 2013, BioCryst submitted an NDA filing for i.v. peramivir to the FDA and the NDA was approved in December 2014. The BARDA/HHS contract expired on June 30, 2014 according to its terms.

On March 31, 2015, the Company announced that the Biomedical Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response awarded BioCryst a contract for the continued development of BCX4430 as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $13,314 to support BCX4430 drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $36,169. As of September 30, 2015, a total of $16,300 has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The total funding under this contract as of September 30, 2015 could be up to $34,002, if all contract options are exercised by NIAID/HHS, over a five year period. The goals of this contract, including amendments, are to file IND applications for intravenous and intramuscular BCX4430 for the treatment of Marburg virus disease, to study BCX4430 as a treatment for Ebola virus disease and to conduct an initial Phase 1 human clinical trial. As of September 30, 2015, a total of $29,875 has been awarded under exercised options within this contract. BCX4430 is the lead compound in the Company’s BSAV research program.

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

Seqirus UK Limited (“SUL”). On June 16, 2015, the Company and Seqirus UK Limited ("SUL"), a limited company organized under the laws of the United Kingdom and a subsidiary of CSL Limited, a company organized under the laws of Australia, entered into a License Agreement (the "SUL Agreement") granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize RAPIVAB (peramivir injection) for the treatment of influenza except for the rights to conduct such activities in Israel, Japan, Korea and Taiwan (the permitted geographies together constituting the "Territory"). RAPIVAB is an intravenous treatment for acute uncomplicated influenza and is currently licensed for use in the United States, Japan and Korea. RAPIVAB is the first and only intravenous influenza treatment in the world and was approved by the U.S. Food and Drug Administration in December 2014 for the treatment of acute uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days. The Company retains all rights and associated economics to procure pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL has the right to pursue government stockpiling outside the U.S.

Pursuant to the SUL Agreement, RAPIVAB will be commercialized by CSL's subsidiary, SUL, which specializes in influenza prevention through the supply of seasonal and pandemic vaccine to global markets. SUL will manufacture, commercialize and exercise decision-making authority with respect to the development and commercialization of RAPIVAB within the Territory and be responsible for all related costs, including sales and promotion. The Company will exercise sole decision-making authority with regard to the development and commercialization of RAPIVAB outside of the Territory and is responsible for all associated costs.

In December 2013, the Company submitted a New Drug Application ("NDA") for RAPIVAB to the FDA. Under the terms of the SUL Agreement, the Company is responsible for fulfilling all post-marketing approval commitments in connection with the FDA's approval of the NDA, and upon fulfillment will transfer ownership of and financial responsibility for the NDA to SUL. Pursuant to potential rights to sell RAPIVAB in Canada and the EU, the Company is also responsible for regulatory filings and interactions with the Health Canada and the European Medicines Agency ("EMA") until marketing approval for RAPIVAB is obtained and assigned to SUL. In accordance with the SUL Agreement, the Company and SUL formed a joint steering committee, composed of an equal number of representatives from each party, to oversee, review and coordinate the conduct and progress of the commercialization of RAPIVAB in the Territory and any additional development.

Under the terms of the SUL Agreement, the Company received an upfront payment of $33,740, and may receive up to $12,000 in additional milestone payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication, (ii) by the EMA for an adult indication in the EU and (iii) by Health Canada for an adult indication in Canada. The Company is also entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, the Company receives tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 - June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the SUL Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the SUL Agreement (the "Royalty Term"). The Company developed RAPIVAB under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from SUL.

The term of the SUL Agreement shall continue on a country-by-country basis until the expiration of the last-to-expire Royalty Term in any such country in the Territory. Either party may terminate the SUL Agreement in its entirety if the other party breaches a payment obligation, otherwise materially breaches the SUL Agreement, subject to applicable cure periods, or if the other party suffers an insolvency event. The Company may also terminate the SUL Agreement if SUL or any of its affiliates seek to challenge the validity of the Company's patents. Termination does not affect a party's rights which have accrued prior thereto, but there are no stated payments in connection with termination other than payments of obligations previously accrued. For all terminations exercised by the Company, the SUL Agreement provides for the termination of any sublicenses granted by SUL to third parties, and in the case of termination by the Company for cause, the ceasing of SUL's activities with respect to RAPIVAB, the discontinued use of all Company intellectual property and the termination of licenses and rights previously granted to SUL. If requested by the Company, SUL shall also promptly sell to the Company all licensed product it then holds in stock, otherwise, SUL may continue to sell such licensed product for designated periods.

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

On January 6, 2014, the Carbohydrate Chemistry Research Team from Callaghan Innovation Research Limited, formerly Industrial Research Limited, transferred to Victoria University of Wellington (“VUW”) to establish the Ferrier Research Institute. The intellectual property rights relating to this research team, and the contracts relating to that intellectual property were transferred to a wholly owned subsidiary of VUW, including the contracts to which BioCryst is a party. The parties executed novation agreements in order to effectuate the transfer. Except for a substitution of parties, the terms and conditions of the contracts are substantially the same.

The University of Alabama at Birmingham (“UAB”). The Company currently has agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for the Company in return for research payments and license fees. UAB has granted the Company certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with the Company. The Company has agreed to pay single digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. The Company has completed the research under the UAB agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by the Company upon three months’ notice and by UAB under certain circumstances. Upon termination both parties shall cease using the other parties’ proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between the Company and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi, Green Cross and SUL agreements, or commercializes products related to these programs, the Company will owe sublicense fees or royalties on amounts it receives.

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

Non-Recourse Notes Payable

On March 9, 2011, Royalty Sub completed a private placement to institutional investors of $30,000 in aggregate principal amount of its PhaRMA Senior Secured 14.0% Notes due 2020 (the “PhaRMA Notes”). The PhaRMA Notes were issued by Royalty Sub under an Indenture, dated as of March 9, 2011 (the “Indenture”), by and between Royalty Sub and U.S. Bank National Association, as Trustee. Principal and interest on the PhaRMA Notes issued are payable from, and are secured by, the rights to royalty and milestone payments under the Shionogi Agreement transferred by the Company to Royalty Sub and payments, if any, made to Royalty Sub under the Currency Hedge Agreement. The PhaRMA Notes bear interest at 14% per annum, payable annually in arrears on September 1st of each year. The Company remains entitled to receive any royalties and milestone payments related to sales of peramivir by Shionogi following repayment of the PhaRMA Notes.

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

Foreign Currency Hedge

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, the Company has the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which the Company may be required to pay a premium in each year from 2016 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $1,950 will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement.

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in a loss of $460 and a gain of $4,082 for the three months ended September 30, 2015 and 2014, respectively and a loss of $793 and a gain of $732 for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, the Company realized a currency exchange gain of $1,654 associated with the exercise of a U.S. Dollar/Japanese yen currency option. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of September 30, 2015 and December 31, 2014, no collateral was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of September 30, 2015, the maximum amount of hedge collateral the Company may be required to post is $9,750.

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

On November 6, 2013, the Company filed a $125,000 shelf registration statement on Form S-3 with the SEC. This shelf registration statement was declared effective in November 2013 and allows the Company to sell securities, including common stock, preferred stock, depository shares, stock purchase contracts, warrants and units, from time to time at prices and on terms to be determined at the time of sale. The Company has $10,000 remaining under this shelf registration statement.

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

Our operating expenses are also difficult to predict and depend on several factors, including research and development expenses (and whether these expenses are reimbursable under government contracts), drug manufacturing, clinical research activities, the ongoing requirements of our development programs, the anticipated regulatory approval of our drug candidates, expenses related to building a commercial organization, and the availability of capital and direction from regulatory agencies, which are difficult to predict. Management may be able to control the timing and level of research and development and selling, general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and/or payments.

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

Recent Corporate Highlights

RAPIVAB (peramivir injection)

RAPIVAB was approved by the FDA on December 19, 2014 for the treatment of acute uncomplicated influenza in adult patients who have been symptomatic for no more than two days. We have elected the “Sell-Through” revenue recognition methodology and recognized approximately $0.6 million of RAPIVAB product sales in the first nine months of 2015. With the approval, commercial availability and out-licensing collaboration of RAPIVAB, we have moved our focus to obtaining a stockpiling procurement contract with the U.S. Government.

On June 16, 2015, we and Seqirus UK Limited, a limited company organized under the laws of the UK ("SUL") and a subsidiary of CSL, entered into a License Agreement (the "SUL Agreement") granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize RAPIVAB (peramivir injection) for the treatment of influenza except for the rights to conduct such activities in Israel, Japan, Korea and Taiwan (the permitted geographies together constituting the "Territory"). RAPIVAB is an intravenous treatment for acute uncomplicated influenza and is currently licensed for use in the United States, Japan and Korea. RAPIVAB is the first and only intravenous influenza treatment in the world. We retain all rights and associated economics to procure pandemic stockpiling orders for RAPIVAB from the U.S. government, while SUL has the right to pursue government stockpiling outside the U.S.

Pursuant to the SUL Agreement, RAPIVAB will be commercialized by CSL's subsidiary, SUL, which specializes in influenza prevention through the supply of seasonal and pandemic vaccine to global markets. SUL will manufacture, commercialize and exercise decision-making authority with respect to the development and commercialization of RAPIVAB within the Territory and be responsible for all related costs, including sales and promotion. We will exercise sole decision-making authority with regard to the development and commercialization of RAPIVAB outside of the Territory and are responsible for all associated costs.

Under the terms of the SUL Agreement, we are responsible for fulfilling all post-marketing approval commitments in connection with the FDA's approval of the NDA, and upon fulfillment we will transfer ownership of and financial responsibility for the NDA to SUL. Pursuant to potential rights to sell RAPIVAB in Canada and the European Union (“EU”), we are also responsible for regulatory filings and interactions with the Health Products and Food Branch of Health Canada ("Health Canada") and the European Medicines Agency ("EMA") until marketing approval for RAPIVAB is obtained and assigned to SUL. In accordance with the SUL Agreement, we and SUL formed a joint steering committee, composed of an equal number of representatives from each party, to oversee, review and coordinate the conduct and progress of the commercialization of RAPIVAB in the Territory and any additional development.

Under the terms of the SUL Agreement, we received an upfront payment of $33.7 million, and we may receive up to $12.0 million in additional milestone payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication, (ii) by the EMA for an adult indication in the EU and (iii) by Health Canada for an adult indication in Canada. We are also entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, we receive tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 – June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Contract Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the SUL Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the SUL Agreement (the "Royalty Term").

The term of the SUL Agreement shall continue on a country-by-country basis until the expiration of the last-to-expire Royalty Term in any such country in the Territory. Either party may terminate the SUL Agreement in its entirety if the other party breaches a payment obligation, otherwise materially breaches the SUL Agreement, subject to applicable cure periods, or if the other party suffers an insolvency event. We may also terminate the SUL Agreement if SUL or any of its affiliates seek to challenge the validity of our patents. Termination does not affect a party's rights which have accrued prior thereto, but there are no stated payments in connection with termination other than payments of obligations previously accrued. For all terminations exercised by us, the SUL Agreement provides for the termination of any sublicenses granted by SUL to third parties, and in the case of termination by us for cause, the ceasing of SUL's activities with respect to RAPIVAB, the discontinued use of all of our intellectual property and the termination of licenses and rights previously granted to SUL. If requested by us, SUL shall also promptly sell to us all licensed product it then holds in stock, otherwise, SUL may continue to sell such licensed product for designated periods.

HAE Program

Avoralstat, formerly known as BCX4161

On December 18, 2014, we announced the dosing of the first patient in OPuS-2 (Oral ProphylaxiS-2), a blinded, randomized, placebo-controlled clinical trial of orally-administered avoralstat in patients with HAE. OPuS-2 is a 12-week, three-arm, parallel cohort design trial to evaluate the efficacy and safety of two doses of avoralstat, 300 mg and 500 mg, administered three-times daily compared with placebo. This trial is being conducted in the U.S., Canada and Europe and approximately 100 HAE patients have been enrolled. The primary efficacy endpoint for the trial is the mean angioedema attack rate for each avoralstat dose group compared to placebo. Avoralstat has Orphan Drug designation in the U.S. and Europe and has Fast Track designation for the treatment of HAE in the U.S.

On October 8, 2015, we announced that the OPuS-2 trial completed enrollment, and we anticipate the final OPuS-2 patient visits will occur in January 2016. Accordingly, we expect to report results in early 2016. The results of this trial will then be provided for regulatory discussions intended to determine the scope of any additional information that may be required for completion of avoralstat registration. We have been corresponding with regulatory agencies regarding a deferral of a two-year rat carcinogenicity study for avoralstat. The results from this type of study are normally required to be available at the time of submission for approval. Currently, we have reached agreement with the EMA to defer submission of these results as a post-filing commitment. Agreement has not been reached with the FDA regarding a deferral at this time and the most recent (September 2015) communication from the FDA indicated that we would be required to complete the two year rat carcinogenicity at the time of filing for avoralstat. At the end-of-Phase 2 meeting following the completion of OPuS-2, we plan to engage in further dialogue with the FDA to discuss deferral, in the context of all available toxicology and clinical data. We plan to initiate a two-year rat carcinogenicity study in early 2016. Without a deferral, we expect our NDA filing to occur in 2018.

BCX7353 and other 2nd generation HAE compounds

In January 2015, we selected BCX7353 to advance into Phase 1 development as a once-daily, oral prophylactic HAE treatment. BXC7353 is structurally different from avoralstat, but has a similar mechanism of action targeting plasma kallikrein. On May 13, 2015, we announced the initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers.

On October 8, 2015, we announced that the randomized, placebo-controlled, Phase 1 clinical trial of orally-administered BCX7353 in healthy volunteers successfully met all of its objectives. Oral BCX7353 was generally safe and well tolerated at all doses up to 500 mg once-daily for 7 days and 350 mg once-daily for 14 days in healthy volunteers, and no dose-limiting toxicity was identified.

BCX7353 plasma levels increased in approximate proportion to dose, and drug exposure was not affected by dosing with food. The half-life of BCX7353 was estimated at 50-60 hours. After daily dosing, blood levels met or exceeded a predicted target therapeutic range throughout the 24 hour dosing interval. Inhibition of the target enzyme, plasma kallikrein, was measured in a sensitive and specific bioassay. Daily dosing with BCX7353 strongly inhibited plasma kallikrein at all four dose levels; the degree of inhibition was dose-related (p < 0.0001) and inhibition was sustained throughout the 24 hour dosing interval. This pharmacodynamic effect correlated strongly to the achieved drug concentration (r = 0.91, p < 0.0001).

There were no serious adverse events (“AEs”) and most AEs observed were mild. Two subjects discontinued the study due to moderate gastrointestinal AEs. One subject developed a delayed-type hypersensitivity rash after completing seven days of study drug; the rash resolved quickly with oral and topical steroids. No clinically significant laboratory abnormalities were seen at any dose or duration tested. The safety, tolerability, drug exposure and on-target plasma kallikrein inhibition results strongly support advancing the development program into a Phase 2 study in HAE patients. A Phase 2, four week dose ranging trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of BCX7353 as a preventative treatment to reduce the frequency of attacks in HAE patients is expected to begin in early 2016.

On October 27, 2015 the Japanese Ministry of Health Labor & Welfare (“MHLW”) announced that BioCryst’s BCX7353 was one of six products designated under MHLW’s new “Sakigake” fast track review system. The Sakigake Designation System promotes R&D in Japan, aiming at early practical application for innovative pharmaceutical products. This designation provides for additional interactions with the regulatory agency in Japan from early development through filing, and prioritized development and review, with the aim of introduction of the product as soon as possible to address a serious unmet medical need.

In addition to BCX7353, we have succeeded in inventing several uniquely different plasma kallikrein inhibitor molecules from distinct structural classes. Accordingly, we have selected additional drug candidates that have suitable pharmacologic properties to advance into preclinical development. The development of these candidates is approximately two years behind BCX7353.

BCX4430

On December 15, 2014, we announced the dosing of the first subject in a randomized, placebo-controlled Phase 1 clinical trial to evaluate i.m. administration of BCX4430 in healthy volunteers. The main goals of this first-in-human study are to evaluate the safety, tolerability and pharmacokinetics of escalating doses of BCX4430 administered via i.m. injection in healthy subjects. This Phase 1 study is expected to continue in 2016.

Results of Operations (three months ended September 30, 2015 compared to the three months ended September 30, 2014)

For the three months ended September 30, 2015, total revenues were $11.0 million as compared to $3.2 million for the three months ended September 30, 2014. The increase in revenue in the third quarter of 2015, as compared to 2014, resulted from higher levels of product and collaboration revenue associated with the sale of RAPIVAB and the SUL out-licensing transaction, as well as increased collaboration revenue associated with the development of BCX4430 under the NIAID/HHS and BARDA/HHS contracts. Revenues in the third quarter of 2015 included $5.7 million of RAPIVAB product revenue and $0.2 million of collaborative revenue related to the SUL out-licensing transaction, $0.1 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $4.6 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and $0.3 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the third quarter of 2014 included $2.9 million of reimbursement of collaborative expenses from NIAID/HHS related to the development of BCX4430 and $0.3 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development (“R&D”) expenses increased to $20.1 million for the third quarter of 2015 from $13.0 million in 2014. The increase in 2015 R&D expenses, as compared to 2014, reflect increased spending on our HAE program, and to a lesser extent, higher expenses associated with two discovery-stage rare disease projects. The increase in spending on our HAE program was associated with the clinical advancement of avoralstat and BCX7353.

Selling, general and administrative (“SG&A”) expenses increased to $2.7 million for the third quarter of 2015 as compared to $1.8 million in 2014. The increase of $0.9 million is primarily associated with initiation of activities in preparation for commercialization of our HAE product candidates and to a lesser extent commercial expenses associated with RAPIVAB. With the completion of the SUL transaction, we do not anticipate incurring substantial commercial expenses to promote RAPIVAB in the future. We do expect our SG&A expenses to be higher than in previous quarters due to administrative expenses associated with corporate growth in preparation for future NDA and other regulatory filings and for HAE product commercialization.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction in March 2011 was $1.2 million in the third quarter of 2015 and 2014. In addition, a mark-to-market loss of $0.5 million was recognized in the third quarter of 2015 related to our foreign currency hedge, compared to a mark-to-market gain of $4.1 million in the same quarter of 2014, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized a currency exchange gain of $0.1 million in the third quarter of 2015 related to the exercise of a U.S. Dollar/Japanese yen currency option under our foreign currency hedge.

Results of Operations (nine months ended September 30, 2015 compared to the nine months ended September 30, 2014)

For the nine months ended September 30, 2015, total revenues were $43.7 million as compared to $8.2 million for the nine months ended September 30, 2014. The increase in 2015 was primarily due to recognizing revenue associated with the SUL out-licensing transaction, RAPIVAB product revenue and increased collaboration revenue associated with BCX4430 development. Revenues in the first nine months of 2015 included $5.7 million of RAPIVAB product revenue and $21.8 million of collaborative revenue related to the SUL Agreement, $1.8 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $12.8 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and $0.9 million associated with collaborative revenue amortization from other corporate partnerships. In addition, we recorded approximately $0.6 million of RAPIVAB revenue under the “Sell-Through” revenue recognition methodology. Revenues in the first nine months of 2014 included $2.0 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $5.3 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and i.v. peramivir and $0.9 million associated with collaborative revenue amortization from other corporate partnerships.

R&D expenses increased to $53.7 million for the first nine months of 2015 from $33.3 million in 2014. The increase in 2015 R&D expenses, as compared to 2014, reflect increased spending on our HAE program, and to a lesser extent, our BCX4430 program and two rare disease projects.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
R&D expenses by program:
Avoralstat	$7,296	$4,822	$19,390	$13,634
BCX4430	3,394	3,204	9,746	6,877
2nd generation HAE compounds	6,308	3,530	16,415	7,450
Peramivir	647	608	2,685	1,970
Other research, preclinical and development costs	2,422	872	5,475	3,355

Total R&D expenses	$20,067	$13,036	$53,711	$33,286

SG&A expenses increased to $10.3 million for the first nine months of 2015 as compared to $5.4 million in 2014. The increase of $4.9 million is primarily associated with initiation of commercial organization in preparation for commercialization of our HAE drug candidates, unrestricted grants awarded to the U.S. and international HAE patient advocacy groups, as well as deal-related expenses associated with the SUL out-license transaction.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction in March 2011 was $3.9 million in the first nine months of 2015, compared to $3.7 million in the first nine months of 2014. In addition, a mark-to-market loss of $0.8 million was recognized in the first nine months of 2015 related to our foreign currency hedge, compared to a mark-to-market gain of $0.7 million in the same period in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, a realized currency exchange gain of $1.6 million was recognized in the first nine months of 2015 related to the exercise of a U.S. Dollar/Japanese yen currency option under our foreign currency hedge.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2015 operating expenses to exceed our 2015 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for peramivir and BCX4430; and to a lesser extent, the PhaRMA Notes financing. To date, we have been awarded a BARDA/HHS peramivir development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS BCX4430 development contract totaling $34.0 million, which is ongoing, and a BARDA/HHS BCX4430 development contract totaling $36.2 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS funding obligated under awarded options in the active contracts is $29.9 million and $16.3 million, respectively. Most recently, we completed a successful public offering in June 2014 of 11.5 million shares of common stock at a price of $10.00 per share following the release of our OPuS-1 clinical trial results, which provided net proceeds to us of approximately $107.8 million. This financing and the recently completed SUL out-licensing transaction provides us liquidity into 2017. We retain the ability to offer for sale approximately $160.0 million of securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants, and units from effective shelf registration statements, which we filed with the Securities and Exchange Commission. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of September 30, 2015, we had net working capital of $20.1 million, a decrease of approximately $12.0 million from $32.1 million at December 31, 2014. The decrease in working capital was principally due to our normal operating expenses associated with the development of our product candidates. Our principal sources of liquidity at September 30, 2015 were approximately $46.6 million in cash and cash equivalents; approximately $71.5 million in investments considered available-for-sale; and approximately $7.5 million in receivables from collaborations. We anticipate our cash and investments will fund our operations into 2017.

We intend to contain costs and cash flow requirements by closely managing our third party costs and headcount, leasing scientific equipment and facilities, contracting with other parties to conduct certain research and development projects and using consultants. We expect to incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities and begin to build a commercial infrastructure. We may incur additional expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical programs advance through later stages of development. The objective of our investment policy is to ensure the safety and preservation of invested funds, as well as maintaining liquidity sufficient to meet cash flow requirements. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of our credit exposure. We have not realized any significant losses on our investments.

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

With the funds available at September 30, 2015, we believe these resources will be sufficient to fund our operations into 2017. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events in the future. In order to continue our operations substantially beyond 2017, we will need to: (1) successfully secure or increase U.S. Government funding of our programs, including procurement contracts; (2) out-license rights to certain of our products or product candidates, pursuant to which we would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain additional product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. We retain the ability to offer for sale approximately $160.0 million of securities, including common stock, preferred stock, depositary shares stock purchase contracts, warrants, and units from our effective shelf S-3 registration statements.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	our ability to perform under our government contracts and receive reimbursement, and receive stockpiling procurement contracts;
•	the magnitude of work under our government contracts;
•	the progress and magnitude of our research, drug discovery and development programs;
•	the timing, progress and magnitude of building out our commercial capabilities;
•	changes in existing collaborative relationships or government contracts;
•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;
•	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;
•	our ability to negotiate favorable development and marketing strategic alliances for certain product candidates;
•	successful commercialization of marketed products by either us or our partners;
•	the scope and results of preclinical studies and clinical trials to identify and develop product candidates;
•	our ability to engage sites and enroll subjects in our clinical trials;
•	the scope of manufacturing of our product candidates to support our preclinical research and clinical trials;
•	increases in personnel and related costs to support the development and commercialization of our product candidates;
•	the scope of manufacturing of our drug substance and product candidates required for future NDA filings;
•	competitive and technological advances;
•	the time and costs involved in obtaining regulatory approvals as well as the success or failure of obtaining regulatory approvals both in the United States and in other major markets;
•	post-approval commitments for RAPIVAB and other products that receive regulatory approval; and
•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

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

Financial Outlook for 2015

Based upon our development plans, expected operations and our awarded government contracts, we expect 2015 operating cash usage to be in the range of $8 to $18 million upon adjusting our previously predicted range for the first nine months of operations including the SUL transaction, and expect our total 2015 operating expenses to continue to be in the range of $75 to $95 million. Our operating expense range excludes equity-based compensation expense due to the difficulty in accurately projecting this expense as it is significantly impacted by the volatility and price of our stock, as well as vesting of our outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, and hedge collateral posted or returned, but includes the impact of the $33.7 million payment received associated with the SUL transaction. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of September 30, 2015, we do not have any unconsolidated entities or off-balance sheet arrangements.

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

Inventory

Our inventories consist of RAPIVAB finished goods and work in process, which are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. In connection with the FDA approval of RAPIVAB in December 2014, we began capitalizing costs associated with the production of RAPIVAB commercial inventories. In connection with the June 2015 SUL collaboration, we sold all of our available RAPIVAB finished goods inventory to SUL in accordance with terms stipulated in the licensing agreement.

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

In June 2015, we entered into a License Agreement (the "SUL Agreement") granting SUL and its affiliates worldwide rights, excluding Israel, Japan, Korea and Taiwan, to develop, manufacture and commercialize RAPIVAB. The SUL Agreement provides for various types of payments, including a non-refundable upfront fee, milestone payments, and future royalties. Analysis of the SUL Agreement identified three deliverables: (i) license rights, (ii) inventory and (iii) regulatory support to obtain Canadian and EU marketing approvals. We received an upfront payment of $33.7 million from SUL of which $7.0 million was determined to be contingent upon EU marketing approval and will be deferred until that time. Approximately $21.8 million of the upfront payment was allocated to the license rights and recognized as revenue in the second quarter. Approximately $3.7 million of the upfront payment was allocated to the sale of inventory and was recognized in the third quarter when the inventory transfer was completed. Approximately $1.2 million of the revenue from the SUL Agreement will be recognized ratably over the expected period of involvement in these regulatory support activities.

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the SUL Agreement; and (ii) the fees are non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

Under the terms of the SUL Agreement, we may receive up to $12.0 million in additional payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication, (ii) by the EMA for an adult indication in the EU and (iii) by Health Canada for an adult indication in Canada. We evaluated each event based payment under the provisions of ASU 2010-17, Milestone Method of Revenue Recognition, and determined that each event based payment met the criteria to be considered substantive and represents a milestone under the milestone method of accounting. No event based payments were achieved during the periods presented.

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

Product Returns

We do not record a product return allowance as we do not offer the ability to return goods once a bona fide shipment has been accepted by a specialty distributor.

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

Foreign Currency Hedge

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2016 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. As of September 30, 2015, the maximum amount of hedge collateral we may be required to post is $9.8 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark-to-market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the nine months ended September 30, 2015 resulted in a $0.8 million loss. Mark-to-market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles. We are also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of September 30, 2015, no collateral was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and to the extent applicable, post-marketing commitments, for our HAE product candidates, RAPIVAB, BCX4430, and our other research and development efforts;
•	the further preclinical development, clinical development, commercialization, or post marketing studies by either us or partners of our product candidates and products, including our HAE program, RAPIVAB, BCX4430, and early stage discovery programs;
•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of BCX4430;
•	the potential for government stockpiling orders of RAPIVAB, additional regulatory approvals of RAPIVAB or milestones royalties or profit from commercial sales of RAPIVAB by us or our partners;
•	the potential use of RAPIVAB as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;
•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;
•	our ability to establish and maintain collaborations or out-license rights to our drug candidates;
•	plans, programs, progress and potential success of our collaborations, including Seqirus UK Limited (“SUL”) for RAPIVAB, Mundipharma for forodesine and Shionogi and Green Cross for peramivir in their territories;
•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;
•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products, product candidates and technology;
•	our ability to operate our business without infringing the intellectual property rights of others;
•	estimates of our expenses, revenues, capital requirements, annual cash utilization and our needs for additional financing;
•	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;
•	our ability to raise additional capital to fund our operations;
•	our financial performance; and
•	competitive companies, technologies and our industry.

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

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. You should consider carefully all of the information that is included or incorporated by reference in this report before investing in our common stock. In particular, you should evaluate the uncertainties and risks referred to or described below, which may adversely affect our business, financial condition, liquidity or results of operations.

Risks Relating to Our Business

We have incurred losses since our inception, expect to continue to incur such losses, and may never be profitable.

Since our inception, we have not achieved sustained profitability. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts progress. We expect that such losses will fluctuate from quarter to quarter and losses and fluctuations may be substantial.

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

To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process and related regulatory process are complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential. We may suffer significant setbacks in pivotal pre-clinical studies and clinical trials (e.g. BCX4430, avoralstat, BCX7353 and our other rare disease product candidates), even after earlier clinical trials show promising results. The development of our product candidates, including our clinical trials, may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any of our product candidates may produce undesirable side effects in humans. The pre-clinical and clinical data from our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. Undesirable data or side effects in humans could also result in the FDA or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. In addition, the FDA or other regulatory agencies may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and regulatory agencies may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective and have acceptable commercial viability. Regulatory authorities may interrupt, delay or halt clinical trials for a product candidate for any number of reasons.

Our ability to successfully complete clinical trials is dependent upon many factors, including but not limited to:

•	our ability to find suitable clinical sites and investigators to enroll patients;
•	the ability to maintain contact with patients to provide complete data after treatment;
•	our product candidates may not prove to be either safe or effective;
•	clinical protocols or study procedures may not be adequately designed or followed by the investigators;
•	formulation improvements may not work as expected, which could negatively impact commercial demand for our product candidates;
•	manufacturing or quality control problems could affect the supply of product candidates for our trials; and
•	delays or changes in our planned development strategy, the regulations or guidelines, or other unexpected conditions or requirements by governmental agencies.

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

We focus on rare diseases, which may create additional risks and challenges.

Because the focus of our Company is developing drugs for rare diseases, we may seek orphan drug, breakthrough therapy or fast track designations for our product candidates in the United States or the equivalent designations elsewhere in the world. Often, regulatory agencies have broad discretion in determining whether or not to grant such designations. We cannot guarantee that we will be able to receive orphan drug status from the FDA or equivalent regulatory designations elsewhere. We also cannot guarantee that we will obtain breakthrough therapy or fast track designation, which may provide certain potential benefits such as more frequent meetings with the FDA to discuss the development plan and intensive guidance on an efficient drug development program as well as potential eligibility for rolling review or priority review. Even if we are successful in obtaining any such designation by the FDA or other regulatory agency for our product candidates, such designations may not lead to faster development or regulatory review or approval, and it does not increase the likelihood that our product candidates will receive marketing approval. Additionally, we may not be able to maintain such designations for our product candidates, and our competitors may obtain these designations for their product candidates, which could impact our ability to develop and commercialize our product candidates and may adversely impact our business, financial condition or results of operations.

We have received orphan and fast track designations for avoralstat in the United States. Despite this designation; we may not experience a faster development, review or approval process compared to the conventional FDA procedures. The FDA may withdraw fast track designation if it believes the designation is no longer supported by data from our clinical development program. Although we have also received Sakigake designation for BCX7353 in Japan; we may not experience a faster development, review or approval process compared to the conventional process.

Our clinical trials may not adequately show that our product candidates are safe or effective.

Progression of our product candidates through the clinical development process is dependent upon our trials indicating our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols. Failure to achieve either of these in any of our programs, including avoralstat, BCX7353 and our other rare disease product candidates, could result in delays in our trials or require the performance of additional unplanned trials. This could result in delays in the development of our product candidates and could result in significant unexpected costs or the termination of programs.

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

As our programs advance, our costs are likely to increase. Our current and planned discovery, pre-clinical and clinical trials plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for supporting the development of our product candidates will consume significant capital resources. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to raise additional capital; the development progress of our collaborative agreements for our product candidates; the amount of funding we receive from NIAID/HHS and BARDA/HHS for BCX4430 or from other new partnerships with third parties for the development of our product candidates, including avoralstat, BCX7353 and our other rare disease product candidates; the commercial success of peramivir by our partners; the amount or profitability of any orders for RAPIVAB or BCX4430 by any government agency or other party; the progress and results of our current and proposed clinical trials for our most advanced product candidates, including avoralstat, BCX7353 and our other rare disease product candidates; the progress made in the manufacture of our lead products and the progression of our other programs.

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

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including post approval studies for RAPIVAB, the progress, timeline and ultimate outcome of the avoralstat development program (including, but not limited to, the OPuS-2 clinical trial, long-term human safety studies, and the timing of carcinogenicity studies), progress of BCX7353 and our other rare disease product candidates, funding for and continued successful development of BCX4430, and progress of our early discovery programs. In addition, constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash, which if severe and sustained could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

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

We have recently completed work under a contract with BARDA/HHS for the development of our neuraminidase inhibitor, peramivir. We also have entered into contracts with BARDA/HHS and NIAID/HHS for the development of BCX4430 as a treatment for diseases caused by RNA pathogens, including Marburg virus disease and Ebola virus disease. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or, if we are found to be in violation, could result in contract termination. U.S. Government contracts typically contain extraordinary provisions that would not typically be found in commercial contracts. For instance, government contracts permit unilateral modification by the government, interpretation of relevant regulations (i.e., federal acquisition regulation clauses), and the ability to terminate without cause. In addition, U.S. Government contracts are subject to the in-process review described above. As such, we may be at a disadvantage as compared to competitors that do not rely on U.S. Government contracts.

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

We do not have a great deal of experience in commercializing our products or technologies. We currently have limited marketing capability, no direct or third-party sales force and limited distribution capabilities. We may be unable to establish or sufficiently increase these capabilities for products we currently, or plan to, commercialize. In addition, our revenue from collaborative agreements may be dependent upon the status of our preclinical and clinical programs. If we fail to advance these programs to the point of being able to enter into successful collaborations, we will not receive any potential future event or other collaborative payments.

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

We rely heavily upon other parties for many important stages of our product candidate development, including but not limited to:

•	discovery of compounds that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;
•	licensing or designing of enzyme inhibitors for development as product candidates;
•	execution of some preclinical studies and late-stage development for our compounds and product candidates;
•	management of our clinical trials, including medical monitoring and data management;
•	execution of additional toxicology studies that may be required to obtain approval for our product candidates; and
•	formulation improvement strategies and methods, including those for avoralstat; and
•	manufacturing the starting materials and drug substance required to formulate our products and the product candidates to be used in our clinical trials, toxicology studies and any potential commercial product.

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

Because we have limited manufacturing experience, we depend on third-party manufacturers to manufacture our product, product candidates and the materials for our product candidates. Often, especially early in the development and commercialization process, we have only one source for manufacturing. If we cannot rely on existing third-party manufacturers, we will be required to incur significant costs and potential delays in finding new third-party manufacturers.

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon third-party manufacturers to manufacture the materials required for our product, product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers, which may be the only manufacturer we have engaged, may encounter difficulties with meeting our requirements including but not limited to problems involving:

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

Royalties and milestone payments from Shionogi under our license agreement with Shionogi (the “Shionogi Agreement”) will be required to be used by Royalty Sub to service its obligations under its PhaRMA Notes, and generally will not be available to us for other purposes until Royalty Sub has repaid in full its obligations under the PhaRMA Notes.

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

We and our partners are performing research on or developing products for the treatment of several disorders including HAE, recurrent/refractory peripheral T-cell lymphoma and broad spectrum antivirals which may be developed as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai Co. Ltd.’s TARGRETIN® for cutaneous T-cell lymphoma and the current neuraminidase inhibitors marketed by GSK and Roche for influenza and CINRYZE® and FIRAZYR® for HAE, marketed by Shire Pharmaceuticals, Inc., and KALBITOR® for HAE, marketed by Dyax Corporation. Therapeutic products with potentially promising data to treat Ebola include Mapp Biopharmaceutical, Inc.’s ZMapp (antibody-based) and Gilead Sciences, Inc.’s (small molecule), both of which have been used in Ebola infected patients. Further, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and molecules in development in the fields of HAE and in other therapeutic areas where we have discovery and development efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

If the use or misuse of peramivir or any other regulatory body-approved products we or a partner may sell in the future harms people, we may be subject to costly and damaging product liability claims brought against us by consumers, healthcare providers, pharmaceutical companies, third-party payors or others. The use of our product candidates in clinical trials, including post marketing clinical studies, could also expose us to product liability claims. We cannot predict all of the possible harms or side effects that may result from the use of our products or the testing of product candidates and, therefore, the amount of insurance coverage we currently may not be adequate to cover all liabilities or defense costs we might incur. A product liability claim or series of claims brought against us could give rise to a substantial liability that could exceed our resources. Even if claims are not successful, the costs of defending such claims and potential adverse publicity could be harmful to our business.

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

If our facility incurs damage or power is lost for a significant length of time, or if we incur significant cost overruns or delays in the construction of our new discovery facilities in Birmingham, Alabama, our business will suffer.

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

We also face the risk that the costs and time required in connection with the construction of our new discovery facilities in Birmingham, Alabama could exceed our current expectations. If there is a significant cost overrun or significant delay in the completion of the construction, our business, financial condition, and results of operations could be adversely affected.

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

Several of our stockholders own greater than 5% of our outstanding common stock. Our top ten stockholders own more than 50% of BioCryst and can individually, and as a group, influence our operations based upon their concentrated ownership. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions.

Our stock price has been, and is likely to continue to be, highly volatile, which could result in the value of an investment in our common stock to decline significantly.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2015, the 52-week range of the market price of our stock was from $7.85 to $16.83 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of October 31, 2015, there were 73,336,871 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of October 31, 2015, there were 9,820,203 stock options and restricted stock units outstanding, 890,262 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 497,204 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of November, 2015.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.
3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.
3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.
3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.
3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.
3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.
(10.1)†	Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated July 8, 2015. (Portions omitted pursuant to request for confidential treatment.)
(10.2)†	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated August 25, 2015. (Portions omitted pursuant to request for confidential treatment).
(10.3)†	Amendment #14 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 16, 2015. (Portions omitted pursuant to request for confidential treatment.)
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

______________

( )	Filed or furnished herewith.
†	Confidential treatment requested.

