Form 10-K
period 2015-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2016-02-26
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

Form 10-K

________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to            .

Commission File Number 000-23186

________________________

BIOCRYST PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

________________________

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

________________________

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

The Registrant estimates that the aggregate market value of the Common Stock on June 30, 2015 (based upon the closing price shown on the NASDAQ Global Select Market on June 30, 2015) held by non-affiliates was $1,078,490,079.

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of January 31, 2016 was 73,629,816 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2016 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 under Part III hereof.

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

Drug/Drug Candidate	Drug Class	Therapeutic Area(s)	Phase	Rights
RAPIVAB® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Acute uncomplicated Influenza	Approved (US)	Seqirus (worldwide, except Japan, Taiwan, Korea and Israel) BioCryst retains U.S. stockpiling rights

RAPIACTA® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal influenza	Approved (Japan)	Shionogi (Japan & Taiwan)

PERAMIFLU® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal influenza	Approved (Korea)	Green Cross (Korea)

Avoralstat (previously BCX4161)	Oral Serine Protease Inhibitor Targeting Kallikrein	Hereditary angioedema (“HAE”)	Phase 2/3	BioCryst (worldwide)

BCX7353	Oral Serine Protease Inhibitor Targeting Kallikrein (intended to be a once-daily treatment)	HAE	Phase 2	BioCryst (worldwide)

Other 2nd generation HAE compounds	Oral Serine Protease Inhibitors Targeting Kallikrein	HAE and other indications	Preclinical	BioCryst (worldwide)

BCX4430	RNA dependent-RNA Polymerase Inhibitor	Filoviruses, including Ebola and Marburg viruses	Phase 1	BioCryst (worldwide)

Forodesine	Oral Purine Nucleoside Phosphorylase Inhibitor	Oncology	Preparing to file for regulatory approval	Mundipharma (worldwide)

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

RAPIVAB (peramivir injection)

Peramivir is an intravenous neuraminidase inhibitor approved in multiple countries for the treatment of patients with influenza, most recently in the United States as RAPIVAB®. Influenza is a seasonal virus with the highest infection rates generally observed in colder months. Intravenous (“i.v.”) peramivir injection has also been approved in Japan (RAPIACTA®) and Korea (PERAMIFLU®). In the countries for which peramivir is commercially available, influenza occurs primarily during the September to April timeframe.

RAPIVAB was approved by the U.S. Food and Drug Administration (“FDA”) on December 19, 2014 for the treatment of acute uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days. In December 2013, we submitted a New Drug Application (“NDA”) which contained data from over 2,700 subjects treated with peramivir in 27 clinical trials. We made RAPIVAB available for commercial sale through agreements with specialty distributorships during the 2014-2015 influenza season. On June 17, 2015, we announced that BioCryst licensed RAPIVAB (peramivir injection) for the treatment of influenza to CSL Limited (“CSL“), a global biopharmaceutical company. RAPIVAB is being commercialized by a subsidiary of CSL called Seqirus UK Limited (“SUL”), which specializes in influenza prevention through the supply of seasonal and pandemic influenza vaccine to global markets. Under the terms of the agreement, SUL obtained worldwide rights to commercialize RAPIVAB, with the exception of Japan, Korea, Taiwan and Israel. BioCryst retained all rights to pursue pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL is responsible for government stockpiling outside the U.S. With the out-license of RAPIVAB to SUL, a strategic and well-suited commercialization partner, our current goals for RAPIVAB are to: (1) obtain a stockpiling procurement contract with the U.S. Government to realize the strategic value of this program; (2) fulfill our post-approval development requirements, including conducting a pediatric trial; and (3) submit a Marketing Authorization Application (“MAA”) and New Drug Submission (“NDS”) in the European Union and Canada, respectively, to allow SUL the ability to commercialize the drug in those regions.

In January 2016, we filed a NDS with Health Canada for RAPIVAB as an i.v. treatment for acute, uncomplicated influenza.

RAPIVAB was developed under a $234.8 million contract from the Biomedical Advanced Research and Development Authority within the United States Department of Health and Human Services (“BARDA/HHS”), which expired on June 30, 2014. See “Collaborations and In-License Relationships—BARDA/HHS” below for a further discussion of this development contract.

In January 2010, our partner Shionogi & Co., Ltd. (“Shionogi”) received the first approval for peramivir injection and launched it in Japan under the commercial name RAPIACTA. It was initially approved for the treatment of adults with uncomplicated seasonal influenza, as well as those at high-risk for complications associated with influenza. In October 2010, Shionogi received approval for an additional indication to treat children and infants with influenza in Japan. In August 2010, Green Cross Corporation (“Green Cross”) received marketing and manufacturing approval from the Korean Food & Drug Administration under the commercial name PERAMIFLU to treat patients with influenza A & B viruses, including pandemic H1N1 and avian influenza. In addition, we have a regional collaboration for the development and commercialization of peramivir in Israel.

Hereditary Angioedema Drug Candidates

Avoralstat: Avoralstat is our most advanced hereditary angioedema (“HAE”) product candidate in a suite of molecules being developed as oral treatments for the prevention of HAE attacks. Avoralstat is positioned to be the first oral prophylactic kallikrein inhibitor for the prevention of HAE attacks. Avoralstat is a novel, selective inhibitor of plasma kallikrein in development as an orally-administered treatment for the prevention of attacks in patients with HAE. By inhibiting plasma kallikrein, avoralstat suppresses bradykinin production. Bradykinin is the mediator of acute swelling attacks in HAE patients. HAE is a rare, severely debilitating and potentially fatal genetic condition that occurs in approximately 1 in 50,000 people. HAE symptoms include recurrent episodes of edema in various locations, including the hands, feet, face, genitalia and airway. Airway swelling is particularly dangerous and can lead to death by asphyxiation. In addition, patients often have bouts of excruciating abdominal pain, nausea and vomiting caused by swelling in the intestinal wall.

In December 2014 and January 2015, respectively, the FDA granted avoralstat “Orphan Drug” designation and “Fast Track” designation for the treatment of HAE. Orphan drug designation is granted by the FDA Office of Orphan Products Development to novel drugs intended for the safe and effective treatment of a rare disease or condition that affects fewer than 200,000 patients in the U.S. This designation provides certain incentives, including federal grants, tax credits, waiver of Prescription Drug User Fee Act (“PDUFA”) filing fees, and a seven-year marketing exclusivity period against competition once the product candidate is approved. The Fast Track designation process of the FDA is designed to facilitate the development and expedite the review and approval of drugs intended to treat serious or life threatening conditions and that address unmet medical needs. A drug that receives Fast Track designation is usually eligible for more frequent written communication and meetings with the FDA to discuss the drug's development plan and the collection of appropriate data supporting drug approval. In addition, the Committee for Orphan Medicinal Products (“COMP”) of the European Medicines Agency (“EMA”) issued a positive opinion on the application for orphan drug designation for avoralstat for the treatment of patients with HAE and the European Commission recently affirmed this designation. Orphan drug designation by the EMA provides regulatory and financial incentives for companies to develop and market therapies that treat a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union (“EU”).

On December 18, 2014, we announced the dosing of the first patient in OPuS-2 (Oral ProphylaxiS-2), a blinded, randomized, placebo-controlled clinical trial of orally-administered avoralstat in patients with HAE. OPuS-2 was a 12-week, three-arm, parallel cohort design trial to evaluate the efficacy and safety of two doses of avoralstat, 300 mg and 500 mg, administered three-times daily compared with placebo. This trial was conducted in the U.S. and select European countries, and it enrolled approximately 100 HAE patients. The primary goals of the trial were to characterize the efficacy of avoralstat in reducing the frequency of angioedema attacks, and to evaluate the safety and tolerability of 12 weeks of avoralstat treatment. The primary efficacy endpoint was angioedema attack frequency.

On February 8, 2016, we announced results from OPuS-2. In the OPuS-2 study, HAE patients with a historical attack frequency of greater than 0.45 attacks per week were randomized to treatment with either 500 mg or 300 mg of avoralstat, or placebo, administered three times daily for 12 weeks. Thirty-eight subjects received avoralstat 500 mg, 36 subjects received avoralstat 300 mg, and 36 subjects received placebo. Treatment with 500 mg and 300 mg of avoralstat three times daily failed to demonstrate a statistically significantly lower mean attack rate versus placebo. The mean (standard deviation) attack rates per week were 0.63 (0.57) on avoralstat 500 mg and 0.71 (0.66) on avoralstat 300 mg, compared to 0.61 (0.41) on placebo. Statistically significant improvements in duration of attacks and in the Angioedema Quality of Life total score were observed comparing the 500 mg three times a day avoralstat arm to placebo. Following the analysis of OPuS-2 results, the decision was made to discontinue further development of softgel avoralstat formulation in order to focus development efforts on a novel solid dosage form of avoralstat to achieve meaningfully better drug exposure. We expect additional avoralstat results from a relative bioavailability study testing a novel solid dosage form of avoralstat by mid-year 2016. The primary goals of this study are to achieve meaningfully better drug exposures and twice daily dosing.

On May 27, 2014, we announced positive results from a Phase 2a proof of concept OPuS-1(Oral ProphylaxiS-1) clinical trial in patients with HAE. This clinical trial evaluated 400 mg of avoralstat administered three-times daily for 28 days in a randomized, placebo-controlled, two-period cross-over design. Twenty-four HAE patients who had a high frequency of attacks (more than one per week) were enrolled. This study was designed to provide proof of concept for oral kallikrein inhibition as a treatment strategy for HAE. The primary goals of the trial were to estimate the degree of efficacy of avoralstat in reducing the frequency of angioedema attacks and to evaluate the safety and tolerability of 28 days of avoralstat treatment. The OPuS-1 trial met its primary efficacy endpoint, several secondary endpoints as well as other objectives established for the clinical trial. Each of the twenty-four patients dosed completed the trial. The primary efficacy endpoint for the trial was the mean angioedema attack rate. Treatment with avoralstat demonstrated a statistically significant mean attack rate reduction of 0.45 attacks per week versus placebo, p< 0.001. The mean attack rate per week was 0.82 on avoralstat treatment, compared to 1.27 on placebo. Oral administration of avoralstat was generally safe and well-tolerated, with an adverse event profile similar to that observed for placebo. Patient dosing compliance in this trial was 98 percent.

2nd generation HAE compounds: The goal of our second generation HAE discovery program is to discover and develop oral molecules for the prevention of HAE attacks which have a superior selectivity and bioavailability profile while maintaining similar potency as compared to avoralstat. In December 2013, we announced the selection of two optimized plasma kallikrein inhibitors to advance into preclinical development as potential once-daily, oral prophylactic treatments for HAE. Based on early preclinical development studies, these structurally different molecules have a similar mechanism of action as avoralstat and have achieved the principal goal of improved bioavailability. Both BCX7353 and the second compound had roughly five times better bioavailability than avoralstat. These compounds demonstrated sub-nanomolar potency on the isolated enzyme and single digit nanomolar potency in suppressing kallikrein activity in an ex-vivo activated normal human plasma kallikrein inhibition (“aPKI”) assay. Plasma concentrations of each of the optimized compounds exceeded the aPKI assay EC80 concentration at 24 hours after a single oral dose of 10 mg/kg in rats, indicating potential for once-daily dosing. In January 2015, we selected BCX7353 to advance into Phase 1 development as a once-daily, oral prophylactic HAE treatment. Given the other advanced second generation molecule’s inferior profile and similar molecular composition to BCX7353, we have chosen only to advance BCX7353. In addition to BCX7353, we continue to work on and advance other second generation compounds that are at an earlier stage. These molecules are in preclinical development and will be assessed for safety and efficacy in prophylactic HAE treatment as well as for other potential indications. We will provide additional information on these molecules as we approach an Investigational New Drug (“IND”) filing or we obtain data suggesting efficacy and safety surrounding these molecules in potential HAE and other therapeutic indications.

BCX7353: BCX7353 is structurally different from avoralstat, but has a similar mechanism of action targeting plasma kallikrein. On May 13, 2015, we announced the initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers.

On October 8, 2015, we announced that the randomized, placebo-controlled, Phase 1 clinical trial of orally-administered BCX7353 in healthy volunteers successfully met all of its objectives.

In this Phase 1 clinical trial BCX7353 dose levels included single doses of up to 1000mg, once-daily doses of up to 500 mg for seven days, and once-daily doses of 350 mg for 14 days. Plasma levels increased in approximate proportion to dose, and drug exposure was not affected by dosing with food. The half-life of BCX7353 was estimated at 50-60 hours. After daily dosing, blood levels met or exceeded a predicted target therapeutic range throughout the 24 hour dosing interval. Inhibition of the target enzyme, plasma kallikrein, was measured in a sensitive and specific bioassay. Daily dosing with BCX7353 strongly inhibited plasma kallikrein at all four dose levels; the degree of inhibition was dose-related (p < 0.0001) and inhibition was sustained throughout the 24 hour dosing interval. This pharmacodynamic effect correlated strongly to the achieved drug concentration (r = 0.91, p < 0.0001).

Subsequently, cohorts of healthy Japanese volunteers were added to the study to support development of BCX7353 in Japan under the “Sakigake” accelerated R&D designation. Following assessment of single oral doses of BCX7353 of 100mg (6 subjects) and 500 mg (6 subjects), 250 mg of BCX7353 was administered orally and daily for seven days to ten subjects. Compared to Western subjects administered the same dose level, plasma drug levels in Japanese subjects were moderately higher. Kallikrein inhibition on day seven of daily dosing with 250 mg in Japanese subjects was similar to that seen at the 350 mg daily and 500 mg daily dose levels in Western subjects.

The combined data from both Western and Japanese healthy volunteers indicates that oral BCX7353 has been generally safe and well tolerated in a total of 96 treated healthy volunteers, 46 with singles doses and 50 with multiple doses. No serious adverse events have been seen and no dose-limiting toxicity has been identified. There have been no clinically significant laboratory abnormalities, ECG changes, or vital sign changes observed.

In single dose subjects, 89% (31 of 35) of adverse events (AEs) have been grade 1. The four grade 2 AEs observed were: nausea (1) and vomiting (1) occurring in one subject: hay fever (1) and diarrhea (1 from Japanese cohort).

In multiple dose subjects, 90% (63 of 70) of adverse events (AEs) have been grade 1. The six grade 2 AEs observed were: upper abdominal pain (1, discontinued from study); syncope (1) headache (1) diarrhea (1) and upper abdominal pain (1) occurring on one subject (discounted from study), and maculopapular rash. One grade 3 AE was observed, a cutaneous delayed-type hypersensitivity reaction. The two rash AE’s are described in more detail below.

The incidence of drug-related skin rash across all multiple-dose cohorts was 4% (2 of 50 subjects). One Japanese subject dosed at 250 mg daily for seven days developed a grade 2 maculopapular skin rash following cessation of dosing, and one Western subject dosed at 500 mg daily for seven days developed a grade 3 hypersensitivity reaction, described as a maculopapular skin rash, following cessation of dosing. Both AEs were assessed by the investigator as drug-related. The Japanese subject received antihistamines and the Western subject received corticosteroids, and in both cases the rash resolved within a few days.

The safety, tolerability, drug exposure and on-target plasma kallikrein inhibition results strongly support advancing the development program into a Phase 2 study in HAE patients. A Phase 2 trial (“APeX-1”) to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of BCX7353 as a preventative treatment to reduce the frequency of attacks in HAE patients is expected to begin in 2016. The design of the trial will be described when the APeX-1 protocol is approved by regulatory authorities and the clinical trial is initiated.

On October 27, 2015 The Japanese Ministry of Health Labor & Welfare (“MHLW”) announced that BioCryst’s BCX7353 was one of six products designated under MLHW’s new Sakigake fast track review system. The Sakigake Designation System promotes R&D in Japan, aiming at early market availability for innovative pharmaceutical products. This designation provides for additional interactions with the regulatory agency in Japan from early development through filing, prioritized development and review, and introduction of the product as soon as possible to address a serious unmet medical need. We expect the results of APeX-1 to help us and the MHLW to determine the regulatory pathway and timeline for BCX7353 in Japan.

BCX4430

BCX4430 is a broad-spectrum antiviral (“BSAV”) research program and is currently being developed under contracts with the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”) and the U.S. Department of Health and Human Services (“BARDA/HHS”). The objective of our BSAV program is to develop BCX4430 as a broad-spectrum therapeutic for viruses that pose a threat to national health and security. The primary focus of the program is treatment of hemorrhagic fever viruses. NIAID/HHS funding has supported BCX4430’s development as a treatment for Marburg virus and Ebola virus. In March 2014, BCX4430 was featured in an online Nature publication depicting successful efficacy results in animal models of infection with Marburg virus and Ebola virus. BCX4430 completely protected cynomolgus macaques from Marburg virus infection when administered by intramuscular (“i.m.”) injection 48 hours post-infection. Post-exposure i.m. administration of BCX4430 also protected rodents against Marburg virus and Ebola virus infections. In addition, BCX4430 was shown to be active in vitro against a broad range of other RNA viruses, including the emerging viral pathogen Middle East Respiratory Syndrome Coronavirus (“MERS-CoV”). The publication, which reported the protection of non-human primates from filovirus disease by BCX4430, describes efficacy results generated from an ongoing collaboration between scientists in the U.S. Army Medical Research Institute of Infection Diseases (“USAMRIID”) and us. BCX4430 has been shown to be active against more than 20 RNA viruses in nine different families, including filoviruses, togaviruses, bunyaviruses, arenaviruses, paramyxoviruses, coronaviruses and flaviviruses. In tests conducted at USAMRIID, BCX4430 protected animals against parenteral exposures to Marburg, Ebola and Rift Valley Fever viruses and from exposures to aerosolized Marburg virus, an experimental condition designed to mimic an exposure scenario that could result during a bioterrorist attack.

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

On December 15, 2014, we announced the dosing of the first subject in a randomized, placebo-controlled Phase 1 clinical trial to evaluate i.m. administration of BCX4430 in healthy volunteers. The main goals of this first-in-human study are to evaluate the safety, tolerability and pharmacokinetics of escalating doses of BCX4430 administered via i.m. injection in healthy subjects. In part one of the study, subjects will receive a single dose of BCX4430; and then subjects will receive BCX4430 for seven days in the second part of the study. Up to six single-dose cohorts and four multiple-dose cohorts will be evaluated, with a total of up to 88 volunteers participating. This Phase 1 study is expected to continue in 2016.

Forodesine

Forodesine is a Purine Nucleoside Phosphorylase (“PNP”) inhibitor in development by Mundipharma as a treatment for cancer under a world-wide license agreement. PNP is a purine salvage pathway enzyme. High doses of PNP inhibitors could be useful in the treatment of hematological malignancies. Mundipharma has received orphan drug status for forodesine, and following successful completion of a Phase 2 pivotal study in recurrent/refractory peripheral T-cell lymphoma patients in Japan, is preparing to file for regulatory approval.

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

Collaborations and In-License Relationships

U.S. Department of Health and Human Services (“BARDA/HHS”). In January 2007, BARDA/HHS awarded us a $102.6 million, four-year contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to extend the i.v. peramivir program and to increase funding by $77.2 million. On February 24, 2011, we announced that BARDA/HHS had awarded us a $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. That contract modification brought the total contract award from BARDA/HHS to $234.8 million and provided funding to support the filing of an NDA to seek regulatory approval for i.v. peramivir in the U.S. In December 2013, we submitted an NDA filing for i.v. peramivir to the FDA and the NDA was approved in December 2014. The BARDA/HHS contract expired on June 30, 2014 according to its terms.

On March 31, 2015, we announced that BARDA/HHS awarded us a contract for the continued development of BCX4430 as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $13.3 million to support BCX4430 drug manufacturing, as well as $22.9 million in additional development options that can be exercised by the government, bringing the potential value of the contract to $36.2 million. As of December 31, 2015, a total of $16.3 million has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with us for the development of BCX4430 as a treatment for Marburg, and subsequently, Ebola virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to us. A total of $29.9 million of initial and option funding has been awarded under the NIAID/HHS contract to date and total funding under the contract could be up to $34.0 million, if all contract options are exercised. The goals of this contract, including amendments, are to file IND applications for i.v. and i.m. BCX4430 for the treatment of Marburg virus disease, to conduct an initial Phase 1 human clinical trial, as well as to study BCX4430 as a treatment for Ebola virus disease.

The contracts with BARDA/HHS and NIAID/HHS are cost-plus-fixed-fee contracts. That is, we are entitled to receive reimbursement for all costs incurred in accordance with the contracts provisions that are related to the development of peramivir and BCX4430 plus a fixed fee, or profit. BARDA/HHS and NIAID/HHS will make periodic assessments of progress and the continuation of the contract is based on our performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate these contracts. These contracts are terminable by the government at any time for breach or without cause.

Seqirus UK Limited. On June 16, 2015, we and SUL, a limited company organized under the laws of the United Kingdom and a subsidiary of CSL Limited, a company organized under the laws of Australia, entered into a License Agreement (the "SUL Agreement") granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize RAPIVAB (peramivir injection) for the treatment of influenza except for the rights to conduct such activities in Israel, Japan, Korea and Taiwan (the permitted geographies together constituting the "Territory"). RAPIVAB is an intravenous treatment for acute uncomplicated influenza and is currently licensed for use in the United States, Japan and Korea. RAPIVAB is the first and only intravenous influenza treatment in the world and was approved by the U.S. Food and Drug Administration in December 2014 for the treatment of acute uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days. We retain all rights and associated economics to procure pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL has the right to pursue government stockpiling outside the U.S.

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

In December 2013, we submitted a NDA for RAPIVAB to the FDA. Under the terms of the SUL Agreement, we are responsible for fulfilling all post-marketing approval commitments in connection with the FDA's approval of the NDA, and upon fulfillment will transfer ownership of and financial responsibility for the NDA to SUL. Pursuant to potential rights to sell RAPIVAB in Canada and the EU, we are also responsible for regulatory filings and interactions with the Health Canada and the European Medicines Agency until marketing approval for RAPIVAB is obtained and assigned to SUL. In accordance with the SUL Agreement, we and SUL formed a joint steering committee, composed of an equal number of representatives from each party, to oversee, review and coordinate the conduct and progress of the commercialization of RAPIVAB in the Territory and any additional development.

Under the terms of the SUL Agreement, we received an upfront payment of $33.7 million, and may receive up to $12.0 million in additional milestone payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication, (ii) by the EMA for an adult indication in the EU and (iii) by Health Canada for an adult indication in Canada. We are also entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, we receive tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 - June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the SUL Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the SUL Agreement (the "Royalty Term"). We developed RAPIVAB under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by us from SUL.

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

Shionogi & Co., Ltd. (“Shionogi”). On February 28, 2007, we entered into a License, Development and Commercialization Agreement (as amended, supplemented or otherwise modified, the “Shionogi Agreement”), an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. In October 2008, we and Shionogi amended the Shionogi Agreement to expand the territory covered by the agreement to include Taiwan. Under the terms of the Shionogi Agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan in exchange for a $14.0 million upfront payment. The license provided for development milestone payments (up to $21.0 million), which have all been paid, and for commercial milestone payments (up to $95.0 million) in addition to double-digit (between 10% and 20%) royalty payments on product sales of peramivir.

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

In September 2013, Royalty Sub paid $1.8 million of interest on the PhaRMA Notes from royalty payments received from RAPIACTA sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of approximately $2.4 million associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes Indenture, if the amount available for payment on any Payment Date is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2013, interest began to accrue at 14% per annum on the interest shortfall of $2.4 million. In March, June and August of 2014, Royalty Sub paid additional interest of $446,000, $1.9 million and $70,000, respectively, bringing the shortfall down to $222,000 as of September 30, 2014. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, we have classified the PhaRMA Notes and related accrued interest as current liabilities on our balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes and we might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, we believe the primary impact to us would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, we may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub, we do not currently expect the event of default on the PhaRMA Notes to have a significant impact on our future results of operations or cash flows. As of December 31, 2015, the PhaRMA Notes remain in default.

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

Foreign Currency Hedge. In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2016 through 2020. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less, as determined in accordance with the Currency Hedge Agreement.

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in our Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in a loss of $0.6 million and gains of $5.5 million and $5.3 million for the twelve months ended December 30, 2015, 2014 and 2013, respectively. In addition, a realized currency exchange gain of $1.6 million was recognized in 2015 related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge. Thus, a resulting $1.1 million net gain is recognized on our foreign currency derivative for 2015.We are also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of December 31, 2015, no collateral was posted under the Currency Hedge Agreement. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. The maximum amount of hedge collateral we would be required to post is $9.8 million. We are required to maintain a foreign currency hedge at 100 yen per dollar under the agreements governing the PhaRMA Notes.

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

Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. (“AECOM” and “IRL” respectively).  In June 2000, we licensed a series of potent inhibitors of PNP from AECOM and IRL, (collectively, the “Licensors”). The lead product candidate from this collaboration is forodesine. We have obtained worldwide exclusive rights to develop and ultimately distribute it, or any other, product candidates that might arise from research on these inhibitors. We have the option to expand our license agreement with the Licensors to include other inventions in the field made by the investigators or employees of the Licensors. We agreed to use commercially reasonable efforts to develop these drugs. In addition, we have agreed to pay certain milestone payments for each licensed product (which range in the aggregate from $1.4 million to almost $4.0 million per indication) for future development of these inhibitors, single digit royalties on net sales of any resulting product made by us, and to share approximately one quarter of future payments received from other third-party partners, if any. In addition, we have agreed to pay annual license fees, which can range from $150,000 to $500,000, that are creditable against actual royalties and other payments due to the Licensors. This agreement may be terminated by us at any time by giving 60 days advance notice or in the event of material uncured breach by the Licensors.

In May 2010, we amended the license agreement through which we obtained worldwide exclusive rights to develop and ultimately distribute any product candidates that might arise from research on a series of PNP inhibitors, including forodesine. Under the terms of the amendment, the Licensors agreed to accept a reduction of one-half in the percentage of future payments received from third-party sub licensees of the licensed PNP inhibitors that must be paid to the Licensors. This reduction does not apply to (i) any milestone payments we may receive in the future under our license agreement with Mundipharma and (ii) royalties received from its sub licensees in connection with the sale of licensed products, for which the original payment rate will remain in effect. The rate of royalty payments to the Licensors based on net sales of any resulting product made by us remains unchanged. At our sole option and subject to certain agreed upon conditions, any future non-royalty payments due to be paid by us to the Licensors under the license agreement may be made either in cash, in shares of our common stock, or in a combination of cash and shares.

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

Government Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). In January 2007, BARDA/HHS awarded us a $102.6 million four-year contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to extend the i.v. peramivir program and to increase funding by $77.2 million. On February 24, 2011, we announced that BARDA/HHS had awarded us a $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. That contract modification brought the total contract award from BARDA/HHS to $234.8 million and provided funding to support the filing of an NDA to seek regulatory approval for i.v. peramivir in the U.S. In December 2013, we submitted an NDA filing for i.v. peramivir to the FDA and the NDA was approved in December 2014. The BARDA/HHS contract expired on June 30, 2014 according to its terms.

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

On March 31, 2015, we announced that BARDA/HHS awarded us a contract for the continued development of BCX4430 as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $13.3 million to support BCX4430 drug manufacturing, as well as $22.9 million in additional development options that can be exercised by the government, bringing the potential value of the contract to $36.2 million. As of December 31, 2015, a total of $16.3 million has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with us for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to the Company. The total funding under this contract as of December 31, 2015 could be up to $34.0 million, if all contract options are exercised by NIAID/HHS, over a five year period. The goals of this contract, including amendments, are to file IND applications for i.v. and i.m. BCX4430 for the treatment of Marburg virus disease, to study BCX4430 as a treatment for Ebola virus disease and to conduct an initial Phase 1 human clinical trial. As of December 31, 2015, a total of $29.9 million has been awarded under exercised options within this contract. BCX4430 is the lead compound in our BSAV research program.

The contracts with BARDA/HHS and NIAID/HHS are cost-plus-fixed-fee contracts. That is, we are entitled to receive reimbursement for all costs incurred in accordance with the contracts provisions that are related to the development of BCX4430 plus a fixed fee, or profit. BARDA/HHS and NIAID/HHS will make periodic assessments of progress and the continuation of the contract is based on our performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate these contracts. These contracts are terminable by the government at any time for breach or without cause.

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

As of December 31, 2015, we have been issued approximately 13 U.S. patents that expire between 2017 and 2030 and that relate to our HAE program compounds, neuraminidase inhibitor compounds and PNP compounds. We have licensed a number of compounds protected by certain composition of matter patents from AECOM and IRL, plus additional manufacturing patents, totaling 14 additional U.S. patents that expire between 2017 and 2029. Additionally, we have approximately 12 Patent Cooperation Treaty or U.S. patent applications pending related to HAE program compounds, neuraminidase inhibitor compounds, BSAV and PNP compounds. Our pending applications may not result in issued patents, our patents may not cover the products of interest or may not be enforceable in all, or any jurisdictions and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially viable. After expiration of composition of matter patents for our products and product candidates, we may rely on data exclusivity, or in some cases, method of use patents. The enforceability of these patents varies from jurisdiction to jurisdiction and may not be allowed or enforceable in some territories where we may seek approval. We may not have the funds to continue patent prosecution or to defend all of our existing patents in our current patent estate and may selectively abandon patents or patent families worldwide or in certain territories.

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

Antivirals: The pharmaceutical market for products that prevent or treat influenza is very competitive. Key competitive factors for RAPIVAB (peramivir injection) include, among others, efficacy, ease of use, safety, price and cost-effectiveness, storage and handling requirements and reimbursement. A number of neuraminidase inhibitors are currently available in the U.S. and/or other counties, including Japan, for the prevention or treatment of influenza, including seasonal flu vaccines and F. Hoffmann-La Roche Ltd.’s (“Roche”) TAMIFLU®, GlaxoSmithKline plc’s (“GSK”) RELENZA® and Daiichi Sankyo Co., Ltd.’s INAVIR®. In addition, FUJIFILM Corporation’s favipiravir, a polymerase inhibitor, is approved in Japan. Roche’s neuraminidase inhibitor is also approved for prophylaxis of influenza, and both Roche and GSK have i.v. formulations in clinical trial development.

In January 2011, GSK announced initiation of a multi-country Phase 3 study of i.v. zanamivir (the same active ingredient as in RELENZA) in hospitalized patients with influenza. The GSK study was completed during the 2014-2015 flu season. In addition to these companies with neuraminidase inhibitors, there are other companies working to develop additional antiviral drugs to be used against various strains of influenza. Currently, there are a number of other companies developing potential new influenza therapies. Various government entities throughout the world are offering incentives, grants and contracts to encourage additional investment into preventative and therapeutic agents against influenza, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors.

BCX4430 is a product candidate in our BSAV research program and is currently being developed under a contract with NIAID/HHS. The objective of our BSAV program is to develop BCX4430 as a broad-spectrum therapeutic for viruses that pose a threat to national health and security. The U.S. Government is investing in a number of programs intended to address gaps in its medical countermeasure plan. Due to the Ebola outbreak in West Africa in 2014, investment in medical countermeasures has increased worldwide. Therapeutic products with potentially promising data to treat Ebola include FUJIFILM Corporation’s favipiravir (polymerase inhibitor), Tekmira Pharmaceuticals Corporation’s TKM-Ebola (RNAi interference based) and Mapp Biopharmaceutical, Inc.’s ZMapp (antibody-based). Both TKM-Ebola and ZMapp have been used in Ebola patients. Gilead Sciences, Inc announced in October 2015 that it had provided the investigational compound, GS-5734, to two patients with Ebola for compassionate use.

HAE: HAE is an autosomal dominant disease characterized by painful, unpredictable, recurrent attacks of inflammation affecting the hands, feet, face, abdomen, urogenital tract, and the larynx. The inflammation can be disfiguring, debilitating, or in the case of laryngeal attacks, life-threatening. Prevalence for HAE is uncertain but is estimated to be approximately 1 case per 50,000 persons without known differences among ethnic groups and is caused by deficient (Type I) or dysfunctional (Type II) levels of C1-Inhibitor (“C1-INH”), a naturally occurring molecule that is known to inhibit kallikrein, bradykinin, and other serine proteases in the blood. If left untreated, HAE can result in a mortality rate as high as 40% primarily due to upper airway obstruction. There are a number of licensed and developmental therapies for HAE, including the following:

•	C1-INH therapy is available as an acute therapy (Berinert®) and as a prophylactic therapy (Cinryze®). These therapies are available intravenously and work by replacing the missing or malfunctioning C1-INH protein in patients.
•	Kallikrein Inhibition - Kalbitor® (ecallantide) is a specific recombinant plasma kallikrein inhibitor that halts the production of bradykinin and can be dosed subcutaneously in an inpatient setting.
•	Bradykinin receptor antagonist - Firazyr® (icatibant) is a competitive antagonist of the bradykinin B2 receptor. Firazyr is approved for the treatment of acute attacks and is administered by subcutaneous administration.
•	Other medications - Prophylactic administration of synthetic attenuated androgens (generically available as danazol or stanozolol) has been utilized to reduce the frequency or severity of attacks. However, long-term use of danazol or stanozolol may result in virilization and arterial hypertension. Six-month liver function tests, annual lipid profiles, and biennial hepatic ultrasound are recommended because these medications increase production of C1-INH in the liver.

In addition to avoralstat, BCX7353 and our other second generation compounds, there are a number of other HAE therapies in development. These include a prophylactic plasma derived C1-INH delivered by subcutaneous injection in Phase 3 (CSL Behring); DX-2930/SHP643, a monoclonal antibody administered by subcutaneous injection for prophylactic treatment of HAE in Phase 3 (Shire PLC); ISIS-PKK, a RNA-targeted antisense drug to inhibit prekallikrein for prophylactic treatment of HAE in Phase 1 (ISIS Pharmaceuticals, Inc.); and two potential oral kallikrein inhibitors being developed by KalVista and Global Blood Therapeutics, respectively.

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

Research and Development

We initiated our research and development activities in 1986. We have assembled a scientific research staff with expertise in a broad base of advanced research technologies including protein biochemistry, X-ray crystallography, chemistry and pharmacology. Our research facilities, located in Birmingham, Alabama, include protein biochemistry and organic synthesis laboratories, testing facilities, X-ray crystallography, computer and graphics equipment and facilities to make product candidates on a small scale for early stage clinical trials. During the years ended December 31, 2015, 2014 and 2013, our research and development expenses were $72.8 million, $51.8 million and $41.9 million, respectively.

Compliance

We conduct our business in an ethical, fair, honest and lawful manner. We act responsibly, respectfully and with integrity in our relationships with patients, health care professionals, collaborators, governments, regulatory entities, stockholders, suppliers and vendors.

In order to ensure compliance with applicable laws and regulations, our Chief Financial Officer, General Counsel and Vice President of Human Resources oversee compliance training, education, auditing and monitoring; enforce disciplinary guidelines for any infractions of our corporate polices; implement new policies and procedures; respond to any detected issues; and undertake corrective action procedures. Our controls address compliance with laws and regulations that govern public pharmaceutical companies including, but not limited to, the following: federal and state law, such as the Sarbanes-Oxley Act of 2002 and the U.S. Foreign Corrupt Practices Act of 1977; NASDAQ listing requirements; the regulations of the Financial Industry Regulatory Authority; the Securities and Exchange Commission (“SEC”); the FDA; and the United States Department of Health and Human Services. Our standard operating procedures are designed to provide a framework for corporate governance in accordance with ethical standards and best legal practices.

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

Human Resources

As of January 31, 2016, we had approximately 70 employees, of whom approximately 50 were engaged in the research and development function of our operations. Our research and development staff, 24 of whom hold Ph.D. or M.D. degrees, have diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, medicinal chemistry, clinical development and regulatory affairs.

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

To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process and related regulatory process are complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential. We may suffer significant setbacks in pivotal pre-clinical studies and clinical trials (e.g. BCX4430, avoralstat, BCX7353 and our other rare disease product candidates), even after earlier clinical trials show promising results. The development of our product candidates, including our clinical trials, may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any of our product candidates may produce undesirable side effects in humans. The pre-clinical and clinical data from our product candidates could cause us or regulatory authorities to interrupt, delay, modify or halt preclinical or clinical trials of a product candidate. Undesirable or inconclusive data or side effects in humans could also result in the FDA or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. In addition, the FDA or other regulatory agencies may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and regulatory agencies may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective and have acceptable commercial viability. Regulatory authorities may interrupt, delay or halt clinical trials for a product candidate for any number of reasons.

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

Clinical trials are lengthy and expensive. We or our partners incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet we cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrollment. Lack of adequate drug supply or delays in patient enrollment can result in increased costs and longer development times. Even if we or our partners successfully complete clinical trials for our product candidates, we or our partners might not file the required regulatory submissions in a timely manner and may not receive regulatory approval for the product candidates.

We focus on rare diseases, which may create additional risks and challenges.

Because we focus on developing drugs as treatments for rare diseases, we may seek orphan drug, breakthrough therapy or fast track designations for our product candidates in the United States or the equivalent designations elsewhere in the world. Often, regulatory agencies have broad discretion in determining whether or not to grant such designations. We cannot guarantee that we will be able to receive orphan drug status from the FDA or equivalent regulatory designations elsewhere. We also cannot guarantee that we will obtain breakthrough therapy or fast track designation, which may provide certain potential benefits such as more frequent meetings with the FDA to discuss the development plan, intensive guidance on an efficient drug development program, and potential eligibility for rolling review or priority review. Even if we are successful in obtaining any such designation by the FDA or other regulatory agency for our product candidates, such designations may not lead to faster development or regulatory review or approval, and it does not increase the likelihood that our product candidates will receive marketing approval. We may not be able to obtain or maintain such designations for our product candidates, and our competitors may obtain these designations for their product candidates, which could impact our ability to develop and commercialize our product candidates or compete with such competitors, which may adversely impact our business, financial condition or results of operations.

We have received orphan and fast track designations for avoralstat in the United States. Despite this designation; we may not experience a faster development, review or approval process compared to the conventional FDA procedures. The FDA may withdraw fast track designation if it believes the designation is no longer supported by data from our clinical development program. Although we have also received Sakigake designation for BCX7353 in Japan, we may not experience a faster development, review or approval process compared to the conventional process.

Our clinical trials may not adequately show that our product candidates are safe or effective.

Progression of our product candidates through the clinical development process is dependent upon our trials indicating our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols. Failure to achieve any of these endpoints in any of our programs, including avoralstat, BCX7353 and our other rare disease product candidates, could result in delays in our trials or require the performance of additional unplanned trials. This could result in delays in the development of our product candidates and could result in significant unexpected costs or the termination of programs.

If our development collaborations with third parties, such as our development partners and contract research organizations, fail, the development of our product candidates will be delayed or stopped.

We rely heavily upon third parties for many important stages of our product candidate development, including but not limited to:

•	discovery of compounds that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	licensing or designing of enzyme inhibitors for development as product candidates;

•	execution of certain preclinical studies and late-stage development for our compounds and product candidates;

•	management of our clinical trials, including medical monitoring and data management;

•	execution of additional toxicology studies that may be required to obtain approval for our product candidates;

•	formulation improvement strategies and methods, including those for avoralstat; and

•	manufacturing the starting materials and drug substance required to formulate our products and the product candidates to be used in our clinical trials, toxicology studies and any potential commercial product.

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

If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to applicable FDA current Good Laboratory Practices (“cGLP”), current Good Manufacturing Practices (“cGMP”) and current Good Clinical Practices (“cGCP”), and comparable foreign standards. We do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed. If any of the foregoing risks are realized, our business, financial condition and results of operations could be materially adversely affected.

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

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon a very limited number of third-party manufacturers to manufacture the materials required for our product, product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers, which may be the only manufacturer we have engaged for a particular product, may encounter difficulties with meeting our requirements including but not limited to problems involving:

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

These contract manufacturers may not be able to manufacture the materials required for our product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third-party manufacturers have met our manufacturing requirements, but they may not continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval in accordance with the FDA’s cGMP and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies may at any time implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties any of which could be costly to the Company and could result in a delay or shortage of product.

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

Our raw materials, drug substances, and product candidates are manufactured by a limited group of suppliers, including some at a single facility. If any of these suppliers were unable to produce these items, this could significantly impact our supply of product candidate material for further preclinical testing and clinical trials.

We face intense competition, and if we are unable to compete effectively, the demand for our products, if any, may be reduced.

The biotechnology and pharmaceutical industries are highly competitive and subject to rapid and substantial technological change. There are many companies seeking to develop products for the same indications that we currently target. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies and specialized biotechnology firms. Most of these competitors have greater resources than we do, including greater financial resources, larger research and development staffs and more experienced marketing and manufacturing organizations. In addition, most of our competitors have greater experience than we do in conducting clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals of product candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory approvals, and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including patent and FDA exclusivity rights that would delay our ability to market products. We face, and will continue to face, competition in the licensing of potential product candidates for desirable disease targets licensing of desirable product candidates, and development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Competition may also arise from, among other things:

•	other drug development technologies;

•	methods of preventing or reducing the incidence of disease, including vaccines; and

•	new small molecule or other classes of therapeutic agents.

Developments by others may render our product candidates or technologies obsolete or noncompetitive.

We and our partners are performing research on or developing products for the treatment of several disorders including HAE and recurrent/refractory peripheral T-cell lymphoma, as well as broad spectrum antivirals that may be developed as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai Co. Ltd.’s TARGRETIN® for cutaneous T-lymphoma; the current neuraminidase inhibitors marketed by GSK and Roche for influenza; CINRYZE®, KALBITOR® and FIRAZYR®, marketed by Shire Pharmaceuticals, Inc. for HAE; and BERINERT®, marketed by CSL for HAE. Therapeutic products with potentially promising data to treat Ebola include Mapp Biopharmaceutical, Inc.’s ZMapp (antibody-based) and Gilead Sciences, Inc.’s product currently under development (small molecule), both of which have been used in Ebola infected patients. Further, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and molecules in development in the fields of HAE and in other therapeutic areas where we have discovery and development efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

We face risks related to our government-funded programs; if BARDA/HHS or NIAID/HHS were to eliminate, reduce or delay funding from our contracts, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows.

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

We have completed work under a contract with BARDA/HHS for the development of our neuraminidase inhibitor, peramivir. We also have entered into contracts with BARDA/HHS and NIAID/HHS for the development of BCX4430 as a treatment for diseases caused by RNA pathogens, including Marburg virus disease and Ebola virus disease. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or, if we are found to be in violation, could result in contract termination.

U.S. Government contracts typically contain a number of extraordinary provisions that would not typically be found in commercial contracts and which may create a disadvantage and additional risks to us as compared to competitors that do not rely on U.S. Government contracts. These risks include the ability of the U.S. Government to unilaterally:

•	terminate or reduce the scope of our contract with or without cause;

•	interpret relevant regulations (federal acquisition regulation clauses);

•	require performance under circumstances which may not be favorable to us;

•	require an in process review where the U.S. Government will review the project and its options under the contract;

•	control the timing and amount funding, which impacts the development progress of our programs; and

•	audit and object to our contract-related costs and fees, including allocated indirect costs.

Our government contracts with BARDA/HHS and NIAID/HHS have termination and audit provisions which create additional risks to us.

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

As a U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Audits conducted by the U.S. Government for the completed BARDA/HHS contract have been performed and concluded through fiscal 2009; all subsequent fiscal years are still open and auditable. Audits under the active BARDA/HHS and NIAID/HHS contracts may occur at the election of the U.S. Government and have been concluded through fiscal 2013. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contracts prospectively. In addition, in the event BARDA/HHS or NIAID/HHS determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, BARDA/HHS or NIAID/HHS would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. Government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.

If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations under our license agreements, our licensors may terminate our agreements with them and seek additional remedies.

If we are unable or fail to meet payment obligations, performance milestones relating to the timing of regulatory filings, product supply obligations, post approval commitments for RAPIVAB, or development and commercial diligence obligations; are unable or fail to make milestone payments or material data use payments in accordance with applicable provisions; or fail to pay the minimum annual payments under our respective licenses, our licensors may terminate the applicable license or seek other available remedies. As a result, our development of the respective product candidate or commercialization of the product would cease.

If we fail to obtain additional financing or acceptable partnership arrangements, we may be unable to complete the development and commercialization of our product candidates or continue operations.

As our programs advance, our costs are likely to increase. Our current and planned discovery activities, pre-clinical and clinical trials, the related development, manufacturing, regulatory approval process requirements, and the additional personnel resources and testing required for supporting the development of our product candidates will consume significant capital resources. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to raise additional capital; the development progress of our collaborative agreements for our product candidates; the amount of funding we receive from NIAID/HHS and BARDA/HHS for BCX4430 or from other new partnerships with third parties for the development of our product candidates, including avoralstat, BCX7353 and our other rare disease product candidates; the commercial success of peramivir achieved by our partners; the amount or profitability of any orders for RAPIVAB or BCX4430 by any government agency or other party; the progress and results of our current and proposed clinical trials for our most advanced product candidates, including avoralstat, BCX7353 and our other rare disease product candidates; the progress made in the manufacture of our lead products and the progression of our other programs.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time. Additional funding, whether through additional sales of securities or collaborative arrangements with partners, including governmental agencies in general and from any BARDA/HHS or NIAID/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including post approval studies for RAPIVAB, the progress, timeline and ultimate outcome of the avoralstat development program (including, but not limited to, formulation trials, phase 3 trials, long-term human safety studies, and the timing of carcinogenicity studies), the progress of BCX7353 and our other rare disease product candidates, funding for and continued successful development of BCX4430, and the progress of our early discovery programs. In addition, constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

If we fail to successfully commercialize or establish collaborative relationships to commercialize certain of our product candidates, or if any partner terminates or fails to perform its obligations under agreements with us, potential revenues from commercialization of our product candidates could be reduced, delayed or eliminated.

Our business strategy is to increase the asset value of our product candidate portfolio. We believe this is best achieved by retaining full product rights or through collaborative arrangements with third parties as appropriate. As needed, potential third-party relationships could include preclinical development, clinical development, regulatory approval, marketing, sales and distribution of our product candidates.

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

We do not have a great deal of experience in commercializing our products or technologies. We currently have limited marketing and commercial capability, no direct or third-party sales force and limited distribution capabilities. We may be unable to establish or sufficiently increase these capabilities for products we currently, or plan to, commercialize. In addition, our revenue from collaborative agreements may be dependent upon the status of our preclinical and clinical programs. If we fail to advance these programs to the point of being able to enter into successful collaborations, we will not receive any potential future event or other collaborative payments.

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

Commercialization of RAPIVAB by our partners is subject to the potential commercialization risks described herein and numerous additional risks. Any potential revenue benefits to us in the form of milestone payments, royalties or other consideration are highly speculative.

Commercialization success of RAPIVAB is uncertain and is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, commercialization of RAPIVAB is subject to further risks and may be negatively impacted by a number of factors, including, but not limited to, the following:

•	RAPIVAB may not prove to be adequately safe and effective for market approval in markets other than the United States;

•	necessary funding for post-marketing commitments and further development of RAPIVAB may not be available timely, at all, or in sufficient amounts;

•	flu prevention or pandemic treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines or other antivirals, including competitive i.v. antivirals, could substantially replace potential demand for RAPIVAB;

•	a limited number of governmental entities are expected to be the primary potential stockpiling customers for RAPIVAB and if we are not successful at marketing RAPIVAB to these entities for any reason, we will not receive substantial revenues from stockpiling orders;

•	government and third party payors may not provide sufficient coverage or reimbursement which would negatively impact the demand for RAPIVAB;

•	we may not be able to supply commercial material to our partners and our partners may not be able to maintain or establish sufficient and acceptable commercial manufacturing, either directly or through third-party manufacturers;

•	the commercial demand and acceptance for RAPIVAB by healthcare providers and by patients may not be sufficient to result in substantial revenues of RAPIVAB to our partners and may result in little to no milestones or royalties to us;

•	effectiveness of marketing efforts for RAPIVAB by our partners;

•	market satisfaction with existing alternative therapies;

•	perceived efficacy relative to other available therapies;

•	disease prevalence;

•	cost of treatment;

•	pricing and availability of alternative products;

•	marketing and sales activities of competitors;

•	shifts in the medical community to new treatment paradigms or standards of care; and

•	relative convenience and ease of administration.

We are subject to various federal and state laws related to RAPIVAB and other products under development and, if we or our partners do not comply with these regulations, we could face substantial penalties.

Our or our partners activities related to RAPIVAB, or any of our other products under development and following their regulatory approval, are subject to regulatory and law enforcement authorities in addition to the FDA, including the Federal Trade Commission, the Department of Justice, and state and local governments. In the case of our collaboration with SUL, although SUL is responsible for RAPIVAB marketing and commercialization efforts, we continue to carry certain risks associated with RAPIVAB because we hold the RAPIVAB NDA. For example, we are responsible for reporting adverse drug experiences, we have responsibility for certain post-approval studies, we may have responsibilities and costs related to a recall or withdrawal of RAPIVAB from sale, we may incur liability associated with RAPIVAB manufacturing contracted by us or in support of any of our partners, we are required to maintain records and provide data and reports to regulatory agencies related to RAPIVAB (e.g. risk evaluation and mitigation strategies, track and trace requirements, adverse events), and we may incur certain promotional regulatory and government pricing risks, all of which could have a material adverse impact on our operations and financial condition. In addition, we are now subject to the federal physician sunshine act and certain similar legislation in various states. We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including both federal and state anti-kickback laws. Although we seek to comply with these statutes, it is possible that our practices, or those of our distributors, might be challenged under anti-kickback or similar laws. Violations of the physician sunshine act and similar state legislation or the fraud and abuse laws may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, and future exclusion from participation in government healthcare programs.

We have a number of outstanding post-marketing commitments to the FDA that we retain, despite our partnership with SUL, which we may not complete successfully or on time for any number of reasons, including but not limited to lack of funds to complete the studies and insufficient interest by appropriate sites, investigators or study subjects. For example, as a condition of the approval of RAPIVAB, we are required to complete a pediatric patient study of RAPIVAB and to submit the final results of this clinical trial to the FDA. Depending on the outcome of this clinical trial, we may be unable to expand the indication for RAPIVAB or we may be required to include specific warnings or limitations on dosing this product, which could negatively impact sales of RAPIVAB and negatively impact our relationship with our partner. We may be subject to penalties if we fail to comply with post-approval legal and regulatory requirements and our products could be subject to continual recordkeeping and reporting requirements, review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to the other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, the approval of RAPIVAB and any other future product candidates may be subject to requirements for costly post-marketing testing and surveillance to monitor its safety or efficacy.

Advertising and promotion are subject to stringent FDA rules and oversight and as the holder of the NDA we may be held responsible for any advertising and promotion conducted by our partner that is not in compliance with the rules and regulations. In particular, the claims in all promotional materials and activities must be consistent with the FDA approvals for approved products, and must be appropriately substantiated and fairly balanced with information on the safety risks and limitations of the products. Adverse event information concerning approved products must be reviewed and as the NDA holder of RAPIVAB we are required to make expedited and periodic adverse event reports to the FDA and other regulatory authorities.

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

If our operations with respect to RAPIVAB or our other products that are subject to healthcare laws and regulations are found to be in violation of any of the healthcare fraud and abuse laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with all applicable federal and state fraud and abuse laws may be costly.

We and our partners may be subject to new legislation, regulatory proposals and healthcare payor initiatives that may increase our costs of compliance and adversely affect our or our partners ability to market our products, including RAPIVAB, obtain collaborators and raise capital.

The Patient Protection and Affordable Care Act, or PPACA, made extensive changes to the delivery of health care in the U.S. The PPACA includes numerous provisions that affect pharmaceutical companies, some of which became effective immediately and others of which will be taking effect over the next several years. For example, the PPACA seeks to expand health care coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA will also impose substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The PPACA also contains cost containment measures that could reduce reimbursement levels for health care items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. We cannot predict what effect the PPACA or other healthcare reform initiatives that may be adopted in the future will have on our business. Further, it remains unclear whether there will be any changes made to provisions of the PPACA or other health care laws through acts of Congress in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year.  Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission. Compliance with the PPACA and state laws with similar provisions is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. In particular, legislation has been enacted in certain states and proposed at a federal level that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. Compliance with these electronic pedigree requirements may increase our operational expenses and impose significant administrative burdens. In addition, our compliance may be deemed insufficient and we could face a material adverse effect on our business, financial condition, results of operations and growth prospects.  As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

There are risks related to the potential government use or sale of peramivir (RAPIVAB).

United States Government use or sale of RAPIVAB in emergency situations, or otherwise, may result in the use of RAPIVAB outside of its approved use. To the extent that RAPIVAB is used as a treatment for influenza by the U.S. Government or peramivir by any other government entity, there can be no assurance that it will prove to be generally safe, well-tolerated and effective. Such government use of peramivir may create certain liabilities for us or our partners in the case of government use outside of the U.S. There is no assurance that we or our manufacturers will be able to fully meet the demand for peramivir in the event of additional orders. Further, we may not achieve a favorable price for additional orders of RAPIVAB in the U.S. or peramivir in any other country. Our competitors may develop products that could compete with or replace peramivir. We may face competition in markets where we have no existing intellectual property protection or are unable to successfully enforce our intellectual property rights.

There is no assurance that the non-U.S. partnerships that we have entered into for peramivir will result in any order for peramivir in those countries. There is no assurance that peramivir will be approved for any use or will achieve market approval in additional countries. In the event that any emergency use or market approval is granted, there is no assurance that any government order or commercialization of peramivir in any countries will be substantial or will be profitable to us. In addition, the sale of peramivir, emergency use or other use of peramivir in any country may create certain liabilities for us and our partners.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a foreign currency hedge arrangement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the foreign currency hedge agreement, we may be required to pay an annual premium in the amount of $2.0 million in each May continuing through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the foreign currency hedge arrangement) is such that the U.S. dollar is worth 100 yen or less. We will be required to mark-to-market our potential obligations under the currency hedge and post cash collateral, which may cause us to experience additional quarterly volatility in our operating results and cash flows as a result. Additionally, we may be required to pay significant premiums or a termination fee under the foreign currency hedge agreement entered into by us in connection with the issuance of the PhaRMA Notes. We are required to maintain a foreign currency hedge at 100 yen per dollar under the agreements governing the PhaRMA Notes.

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

If our facility incurs damage or power is lost for a significant length of time, or if we incur significant cost overruns or delays in the construction of our new research facility in Birmingham, Alabama, our business will suffer.

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

We also face the risk that the costs and time required in connection with the construction of our new research facility in Birmingham, Alabama could exceed our current expectations. If there is a significant cost overrun or significant delay in the completion of the construction, our business, financial condition, and results of operations could be adversely affected.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2015, the 52-week range of the market price of our stock was from $7.85 to $16.83 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of January 31, 2016, there were 73,629,816 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of January 31, 2016, there were 11,022,560 stock options and restricted stock units outstanding, 96,588 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 497,204 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

We lease property in both Durham, North Carolina and Birmingham, Alabama. Our headquarters, including our clinical and regulatory operations, are based in Durham, while our principal research facility is located in Birmingham. We currently lease approximately 15,000 square feet in Durham through June 30, 2020 and lease approximately 35,000 square feet in Birmingham through June 30, 2016. We have recently leased an additional approximate 32,000 square foot facility in Birmingham through 2027 to house our new research facility. In October of 2015, we began construction of leasehold improvements on our new research facility and expect to move into the new facility in the third quarter of 2016. We believe that our facilities are adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol BCRX. The following table sets forth the low and high sales prices of our common stock as reported by the NASDAQ Global Select Market for each quarter in 2015 and 2014:

	2015		2014
	Low	High	Low	High
First quarter	$7.85	$12.71	$7.46	$13.33
Second quarter	$8.50	$16.43	$7.29	$12.86
Third quarter	$10.26	$16.83	$9.78	$14.62
Fourth quarter	$8.01	$12.88	$9.02	$13.28

The last sale price of the common stock on January 29, 2016 as reported by the NASDAQ Global Select Market was $6.97 per share.

Holders

As of January 31, 2016, there were approximately 187 holders of record of our common stock

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

PERFORMANCE GRAPH FOR BIOCRYST

Indexed Comparison Since 2010

	Beginning Investment 12/31/10	Investment at 12/31/11	Investment at 12/31/12	Investment at 12/31/13	Investment at 12/31/14	Investment at 12/31/15
BioCryst Pharmaceuticals, Inc.	$100.00	$47.78	$27.47	$147.00	$235.20	$199.61
NASDAQ Stock Market (U.S.)	100.00	100.31	116.79	155.90	175.33	176.17
NASDAQ Pharmaceutical Stocks	100.00	117.48	134.31	182.23	221.99	234.05

The above graph measures the change in a $100 investment in our common stock based on its closing price of $5.17 on December 31, 2010 and its year-end closing price thereafter. Our relative performance is then compared with the CRSP Total Return Indexes for the NASDAQ Stock Market (U.S.) and NASDAQ Pharmaceutical Stocks.

Recent Sales of Unregistered Securities: None.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock or shares surrendered to satisfy tax obligations during the fourth quarter of 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The selected Statement of Operations Data and Balance Sheet data with respect to the years ended December 31, 2015, 2014, 2013, 2012, and 2011 set forth below are derived from our consolidated financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 below and our consolidated financial statements and the notes thereto appended to this annual report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$48,257	$13,608	$17,331	$26,293	$19,643
Cost of product sold	1,368	1	—	—	—
Research and development expenses	72,758	51,796	41,943	49,160	55,538
General and administrative expenses	13,047	7,461	6,007	9,130	13,692
Royalty expense	528	121	98	132	—
Restructuring costs	—	—	—	1,759	—
Loss from operations	(39,444)	(45,771)	(30,717)	(33,888)	(49,587)
Net loss	(43,019)	(45,189)	(30,108)	(39,081)	(56,948)
Basic and diluted net loss per share	$(0.59)	$(0.68)	$(0.55)	$(0.79)	$(1.26)
Weighted average shares outstanding	72,901	66,773	55,216	49,474	45,144

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$100,858	$114,038	$40,788	$37,058	$57,725
Receivables	6,243	9,490	2,115	4,562	5,831
Inventory	1,612	683	—	—	263
Total assets	124,555	136,874	48,866	57,439	82,208
Long-term deferred revenue	9,674	3,552	4,736	5,920	7,103
Non-recourse notes payable	30,000	30,000	30,000	30,000	30,000
Accumulated deficit	(510,917)	(467,898)	(422,709)	(392,601)	(353,520)
Total stockholders’ equity (deficit)	47,724	75,635	(1,126)	(454)	14,806

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Corporate Highlights

RAPIVAB (peramivir injection)

RAPIVAB was approved by the FDA on December 19, 2014 for the treatment of acute uncomplicated influenza in adult patients who have been symptomatic for no more than two days. We have elected the “Sell-Through” revenue recognition methodology and recognized approximately $0.6 million of RAPIVAB product sales in 2015. With the approval, commercial availability and out-licensing collaboration of RAPIVAB, we have moved our focus to: (1) obtaining a stockpiling procurement contract with the U.S. Government to realize the strategic value of this program; (2) fulfilling our post-approval development requirements, including conducting a pediatric trial; and (3) submitting a MAA and a NDS in the European Union and Canada, respectively, to allow SUL (defined below) the ability to commercialize the drug in those regions.

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

HAE Program

Avoralstat

On December 18, 2014, we announced the dosing of the first patient in OPuS-2 (Oral ProphylaxiS-2), a blinded, randomized, placebo-controlled clinical trial of orally-administered avoralstat in patients with hereditary angioedema (“HAE”). OPuS-2 was a 12-week, three-arm, parallel cohort design trial to evaluate the efficacy and safety of two doses of avoralstat, 300 mg and 500 mg, administered three-times daily compared with placebo. This trial was conducted in the U.S. and select European countries. The primary efficacy endpoint for the trial was the mean angioedema attack rate for each avoralstat dose group compared to placebo. On February 8, 2016, we announced results from OPuS-2. In the OPuS-2 study, HAE patients with a historical attack frequency of greater than 0.45 attacks per week were randomized to treatment with either 500 mg or 300 mg of avoralstat, or placebo, administered three times daily for 12 weeks. Thirty-eight subjects received avoralstat 500 mg, 36 subjects received avoralstat 300 mg, and 36 subjects received placebo. Treatment with 500 mg and 300 mg of avoralstat three times daily failed to demonstrate a statistically significantly lower mean attack rate versus placebo. The mean (standard deviation) attack rates per week were 0.63 (0.57) on avoralstat 500mg and 0.71 (0.66) on avoralstat 300mg, compared to 0.61 (0.41) on placebo. Statistically significant improvements in duration of attacks and in the Angioedema Quality of Life total score were observed comparing the 500 mg three times a day avoralstat arm to placebo. Following the analysis of OPuS-2 results, the decision was made to discontinue further development of softgel avoralstat formulation in order to focus development efforts on a novel solid dosage form of avoralstat to achieve meaningfully better drug exposure. We expect additional avoralstat results from a relative bioavailability study testing a novel solid dosage form of avoralstat by mid-year 2016. The primary goals of this study are to achieve meaningfully better drug exposures and twice daily dosing.

BCX7353 and other 2nd generation HAE compounds

In January 2015, we selected BCX7353 to advance into Phase 1 development as a once-daily, oral prophylactic HAE treatment. BCX7353 is structurally different from avoralstat, but has a similar mechanism of action targeting plasma kallikrein. On May 13, 2015, we announced the initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers.

On October 8, 2015, we announced that the randomized, placebo-controlled, Phase 1 clinical trial of orally-administered BCX7353 in healthy volunteers successfully met all of its objectives.

In this Phase 1 clinical trial BCX7353 dose levels included single doses of up to 1000mg, once-daily doses of up to 500 mg for seven days, and once-daily doses of 350 mg for 14 days. Plasma levels increased in approximate proportion to dose, and drug exposure was not affected by dosing with food. The half-life of BCX7353 was estimated at 50-60 hours. After daily dosing, blood levels met or exceeded a predicted target therapeutic range throughout the 24 hour dosing interval. Inhibition of the target enzyme, plasma kallikrein, was measured in a sensitive and specific bioassay. Daily dosing with BCX7353 strongly inhibited plasma kallikrein at all four dose levels; the degree of inhibition was dose-related (p < 0.0001) and inhibition was sustained throughout the 24 hour dosing interval. This pharmacodynamic effect correlated strongly to the achieved drug concentration (r = 0.91, p < 0.0001).

Subsequently, cohorts of healthy Japanese volunteers were added to the study to support development of BCX7353 in Japan under the “Sakigake” accelerated R&D designation. Following assessment of single oral doses of BCX7353 of 100mg (6 subjects) and 500 mg (6 subjects), 250 mg of BCX7353 was administered orally and daily for seven days to ten subjects. Compared to Western subjects administered the same dose level, plasma drug levels in Japanese subjects were moderately higher. Kallikrein inhibition on day seven of daily dosing with 250 mg in Japanese subjects was similar to that seen at the 350 mg daily and 500 mg daily dose levels in Western subjects.

The combined data from both Western and Japanese healthy volunteers indicates that oral BCX7353 has been generally safe and well tolerated in a total of 96 treated healthy volunteers, 46 with singles doses and 50 with multiple doses. No serious adverse events have been seen and no dose-limiting toxicity has been identified. There have been no clinically significant laboratory abnormalities, ECG changes, or vital sign changes observed.

In single dose subjects, 89% (31 of 35) of adverse events (AEs) have been grade 1. The four grade 2 AEs observed were: nausea (1) and vomiting (1) occurring in one subject: hay fever (1) and diarrhea (1 from Japanese cohort).

In multiple dose subjects, 90% (63 of 70) of adverse events (AEs) have been grade 1. The six grade 2 AEs observed were; upper abdominal pain (1, discontinued from study); syncope (1) headache (1) diarrhea (1) and upper abdominal pain (1) occurring on one subject (discounted from study), and maculopapular rash. One grade 3 AE was observed, a cutaneous delayed-type hypersensitivity reaction. The two rash AE’s are described in more detail below.

The incidence of drug-related skin rash across all multiple-dose cohorts was 4% (2 of 50 subjects). One Japanese subject dosed at 250 mg daily for seven days developed a grade 2 maculopapular skin rash following cessation of dosing, and one Western subject dosed at 500 mg daily for seven days developed a grade 3 hypersensitivity reaction, described as a maculopapular skin rash, following cessation of dosing. Both AEs were assessed by the investigator as drug-related. The Japanese subject received antihistamines and the Western subject received corticosteroids, and in both cases the rash resolved within a few days.

The safety, tolerability, drug exposure and on-target plasma kallikrein inhibition results strongly support advancing the development program into a Phase 2 study in HAE patients. A Phase 2 trial (“APeX-1”) to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of BCX7353 as a preventative treatment to reduce the frequency of attacks in HAE patients is expected to begin in 2016. The design of the trial will be described when the APeX-1 protocol is approved by regulatory authorities and the clinical trial is initiated.

On October 27, 2015 the Japanese Ministry of Health Labor & Welfare (“MHLW”) announced that BioCryst’s BCX7353 was one of six products designated under MHLW’s new Sakigake fast track review system. The Sakigake Designation System promotes R&D in Japan, aiming at early practical application for innovative pharmaceutical products. This designation provides for additional interactions with the regulatory agency in Japan from early development through filing, and prioritized development and review, with the aim of introduction of the product as soon as possible to address a serious unmet medical need. We expect the results of APeX-1 to help us and the MHLW to determine the regulatory pathway and timeline for BCX7353 in Japan.

Other 2nd generation HAE compounds

In addition to BCX7353, we have succeeded in inventing several uniquely different plasma kallikrein inhibitor molecules from distinct structural classes. Accordingly, we have selected additional drug candidates that have suitable pharmacologic properties to advance into preclinical development. The development of these candidates for HAE or in other therapeutic areas is ongoing and additional disclosure on these compounds will occur as we near IND filings of these compounds.

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

Results of Operations

Year Ended December 31, 2015 Compared to 2014

Total 2015 revenues increased to $48.3 million as compared to 2014 revenues of $13.6 million. The increase in 2015 was primarily due to recognizing revenue associated with the SUL out-licensing transaction, RAPIVAB product revenue and increased collaboration revenue associated with BCX4430 development. The 2015 revenue consisted of $5.7 million of RAPIVAB product revenue and $21.8 million of collaborative revenue related to the SUL Agreement, $2.4 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $16.3 million of reimbursement of collaborative expenses from BARDA/HHS and NIAID/HHS related to the development of peramivir and BCX4430, and $1.4 million associated with collaborative revenue amortization from other corporate partnerships. In addition, we recorded approximately $618,000 of RAPIVAB revenue under the “Sell-Through” revenue recognition methodology, but going forward will recognize all future commercial RAPIVAB sales as royalty revenue under one of our partnership arrangements. RAPIVAB was available for commercial sale on December 26, 2014. The 2014 revenue consisted of $3.0 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $9.4 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of peramivir, $1.2 million associated with collaborative revenue amortization from other corporate partnerships and $33,000 of RAPIVAB revenue. With the expiration of BARDA/HHS peramivir contract, unless we enter into new government contracts, all significant and future reimbursement of collaborative expenses will be under the NIAID/HHS and BARDA/HHS BCX4430 development contracts. Our RAPIVAB product revenue will be difficult to predict because of volatility in prevalence, timing and severity of influenza season to season.

Research and Development (“R&D”) expenses increased to $72.8 million in 2015 from $51.8 million in 2014. 2015 R&D expenses, compared with 2014, reflect increased spending on our HAE programs and slightly higher spending on our RAPIVAB program. In addition, our 2014 equity compensation expense allocated to R&D increased due to the vesting of two underlying milestones under previously issued performance-based stock options for the successful outcome of OPuS-1 and RAPIVAB approval in the U.S.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	2015	2014	2013
R&D expenses by program:
Avoralstat	$27,769	$19,005	$15,442
BCX7353	11,819	—	—
Other 2nd generation HAE compounds	9,320	11,681	—
BCX4430	12,400	13,060	3,318
Peramivir	3,690	2,898	13,627
Other research, preclinical and development costs	7,760	5,152	9,556
Total R&D expenses	$72,758	$51,796	$41,943

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

Selling, General and administrative (“SG&A”) expenses increased to $13.0 million in 2015 compared to $7.5 million in 2014. The increase of $5.5 million is primarily associated with increased marketing and medical affairs activities associated with our HAE programs, as well as unrestricted grants awarded to the U.S. and international HAE patient advocacy groups.

Interest expense, related to the non-recourse notes issued in conjunction with the peramivir royalty monetization transaction in March 2011, increased slightly to $5.2 million in 2015 as compared to $5.0 million in 2014. In addition, a mark to market loss of $0.6 million was recognized in 2015 related to the foreign currency hedge entered into in conjunction with the royalty monetization transaction, compared to a mark to market gain of $5.5 million in 2014, both resulting from changes in the U.S. dollar/Japanese yen exchange rate during the respective years. In addition, a realized currency exchange gain of $1.6 million was recognized in 2015 related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge. Thus, a resulting $1.1 million net gain is recognized on our foreign currency derivative for 2015. We entered into a foreign currency hedge agreement to hedge changes in the value of the Japanese yen relative to the U.S. dollar. The currency hedge does not qualify for hedge accounting treatment and therefore mark to market adjustments are recognized in our Consolidated Statements of Comprehensive Loss. Although we cannot predict the future yen/dollar exchange rate, the applicable foreign currency rates moved such that we currently have no collateral posted; however, it is possible that collateral will be required in 2016 or the future. We are unable to predict future changes in the yen/dollar exchange rate or increases/decreases in our hedge loss associated with the currency hedge agreement.

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

R&D expenses increased to $51.8 million in 2014 from $41.9 million in 2013. 2014 R&D expenses, compared with 2013, reflect increased spending on our HAE and BCX4430 programs which were partially offset by the wind-down of peramivir development activities and the expiration of the BARDA/HHS development contract. In addition, our 2014 equity compensation expense allocated to R&D increased due to the vesting of two underlying milestones under previously issued performance-based stock options for the successful outcome of OPuS-1 and RAPIVAB approval in the U.S. In 2013, we recognized approximately $5.0 million of R&D costs related to a write-off of deferred collaboration costs associated with our PNP licensing agreement with AECOM/IRL. This write-off, and related R&D expenses, was allocated to the ulodesine program and represents the majority of 2013 ulodesine expense represented in the table below.

SG&A expenses increased to $7.5 million in 2014 compared to $6.0 million in 2013. The increase of $1.5 million is primarily due to RAPIVAB distribution expenses and unrestricted grants awarded to U.S. and international HAE patient advocacy groups. We expect our future SG&A expenses to increase due to increases in administrative expenses associated with corporate growth in preparation for future NDA and other regulatory filings and for product commercialization.

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

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2016 operating expenses to exceed our 2016 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for peramivir and BCX4430; and to a lesser extent, the PhaRMA Notes financing. To date, we have been awarded a BARDA/HHS peramivir development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS BCX4430 development contract totaling $34.0 million, which is ongoing, and a BARDA/HHS BCX4430 development contract totaling $36.2 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS funding obligated under awarded options in the active contracts is $29.9 million and $16.3 million, respectively. Most recently, we completed a successful public offering in June 2014 of 11.5 million shares of common stock at a price of $10.00 per share, which provided net proceeds to us of approximately $107.8 million. This financing and the recently completed SUL out-licensing transaction provides us liquidity through mid-2017. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of December 31, 2015, we had net working capital of $1.5 million, a decrease of approximately $30.6 million from $32.1 million at December 31, 2014. The decrease in working capital was principally due to our normal operating expenses associated with the development of our product candidates and the reclassification of our non-recourse notes payable to current liabilities. Our principal sources of liquidity at December 31, 2015 were approximately $28.9 million in cash and cash equivalents; approximately $70.3 million in investments considered available-for-sale, and approximately $5.5 million in U.S. Government receivables. We anticipate our cash and investments will fund our operations through mid-2017.

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

We extended or executed additional lease obligations in 2015 for our Birmingham, Alabama operations which increased the obligations by $5.6 million and extended the new obligations out to 2027. These operating lease obligations encompass future rental obligations of our Birmingham operating facilities.

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

With the funds available at December 31, 2015, we believe these resources will be sufficient to fund our operations through mid-2017. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events in the future. In order to continue our operations substantially beyond mid-2017, we will need to: (1) successfully secure or increase U.S. Government funding of our programs, including procurement contracts; (2) out-license rights to certain of our products or product candidates, pursuant to which we would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain additional product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC.

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

Financial Outlook for 2016

Based upon our development plans, expected operations and our awarded government contracts, we expect 2016 operating cash usage to be in the range of $55 to $75 million, and expect our total 2016 operating expenses to be in the range of $78 to $98 million. Our operating expense range excludes equity-based compensation expense due to the difficulty in accurately projecting this expense as it is significantly impacted by the volatility and price of the Company’s stock, as well as vesting of the Company’s outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of December 31, 2015, we are not involved in any unconsolidated entities or off–balance sheet arrangements.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they are cancelable as of December 31, 2015. Some of the amounts we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$6,908	$651	$1,741	$1,471	$3,045
Purchase obligations(1)	34,137	34,137	—	—	—
Contingent license obligations	2,000	225	450	425	900
Non-recourse notes payable(2)	57,396	10,946	8,400	38,050	—
Total	$100,441	$45,959	$10,591	$39,946	$3,945

(1)	Purchase obligations include commitments related to clinical development, manufacturing and research operations and other purchase commitments.
(2)	Assumes the PhaRMA Notes will be repaid at maturity and the related interest costs will accrue and be paid annually through maturity. This assumption is based on the unpredictable nature of the royalty payments from Shionogi, which are designated for both principal and interest payments on the PhaRMA Notes.

Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2016 through 2020. A payment of $2.0 million will be required if, during the relevant year, the dollar is worth 100 yen or less. As of December 31, 2015, we have no hedge collateral posted against the Currency Hedge Agreement. Because the posting of additional collateral and payment of annual premiums is contingent on the value of the yen relative to the dollar and other factors, such payments have been excluded from the foregoing table.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Product Sales

We recognize revenue for sales of RAPIVAB when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment from our specialty distributors, utilizing the Sell-Through revenue recognition methodology. Product sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price was fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, prior to completion of the SUL transaction, we sold RAPIVAB to specialty distributors, who, in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations.

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

Foreign Currency Hedge

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2016 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. As of December 31, 2015, the maximum amount of hedge collateral we may be required to post is $9.8 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2015, no collateral was posted under the agreement.

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

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$28,899	$54,540
Restricted cash	1,612	150
Investments	22,664	18,232
Receivables from collaborations	6,243	3,849
Receivables from product sales	—	5,641
Inventory	1,612	683
Prepaid expenses and other current assets	4,870	6,172
Deferred collaboration expense	90	76
Total current assets	65,990	89,343
Investments	47,683	41,116
Property and equipment, net	5,149	207
Deferred collaboration expense	265	177
Other assets	5,468	6,031
Total assets	$124,555	$136,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,307	$2,849
Accrued expenses	16,237	11,329
Interest payable	6,746	6,029
Deferred collaboration revenue	2,163	1,481
Deferred product sales revenue	—	5,605
Non-recourse notes payable	30,000	30,000
Total current liabilities	64,453	57,293
Deferred collaboration revenue	9,674	3,552
Deferred rent	329	394
Lease financing obligation	2,375	—
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares outstanding	—	—
Common stock, $0.01 par value; shares authorized — 200,000; shares issued and outstanding — 73,355 in 2015 and 71,955 in 2014	734	720
Additional paid-in capital	558,113	542,943
Accumulated other comprehensive loss	(206)	(130)
Accumulated deficit	(510,917)	(467,898)
Total stockholders’ equity	47,724	75,635
Total liabilities and stockholders’ equity	$124,555	$136,874

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues
Product sales, net	$6,291	$33	$—
Royalty revenue	2,386	3,025	2,562
Collaborative and other research and development	39,580	10,550	14,769
Total revenues	48,257	13,608	17,331
Expenses
Cost of products sold	1,368	1	—
Research and development	72,758	51,796	41,943
Selling, general and administrative	13,047	7,461	6,007
Royalty	528	121	98
Total operating expenses	87,701	59,379	48,048
Loss from operations	(39,444)	(45,771)	(30,717)
Interest and other income	535	93	93
Interest expense	(5,200)	(4,998)	(4,778)
Gain on foreign currency derivative	1,090	5,487	5,294
Net loss	$(43,019)	$(45,189)	$(30,108)
Basic and diluted net loss per common share	$(0.59)	$(0.68)	$(0.55)
Weighted average shares outstanding	72,901	66,773	55,216
Unrealized loss on available for sale investments	$(76)	$(134)	$(23)
Comprehensive loss	$(43,095)	$(45,323)	$(30,131)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(43,019)	$(45,189)	$(30,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairment	180	177	304
Loss (gain) on disposal of property and equipment	—	27	(47)
Stock-based compensation expense	9,705	10,177	4,368
Amortization of debt issuance costs	439	439	439
Change in fair value of foreign currency derivative	564	(5,487)	(5,294)
Changes in operating assets and liabilities:
Receivables	3,247	(7,375)	2,447
Inventory	(929)	(683)	—
Prepaid expenses and other assets	1,207	(1,943)	(620)
Deferred collaboration expense	(102)	59	5,133
Accounts payable and accrued expenses	14,393	6,818	(2,049)
Deferred revenue	1,199	4,429	(1,103)
Net cash used in operating activities:	(13,116)	(38,551)	(26,530)
Investing activities:
Acquisition of property and equipment	(5,122)	(106)	(30)
Proceeds from sale of property and equipment	—	—	50
Change in restricted cash	(1,462)	1	157
Purchases of investments	(53,830)	(73,875)	(23,974)
Sales and maturities of investments	42,410	34,000	20,330
Net cash used in investing activities:	(18,004)	(39,980)	(3,467)
Financing activities:
Sale of common stock, net	—	106,600	23,633
Exercise of stock options	5,124	4,997	1,333
Employee stock purchase plan sales	355	310	124
Receipt of foreign currency derivative collateral	—	—	5,180
Net cash provided by financing activities:	5,479	111,907	30,270
(Decrease) increase in cash and cash equivalents	(25,641)	33,376	273
Cash and cash equivalents at beginning of year	54,540	21,164	20,891
Cash and cash equivalents at end of year	$28,899	$54,540	$21,164

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2012	$509	$391,611	$27	$(392,601)	$(454)
Net loss	—	—	—	(30,108)	(30,108)
Other comprehensive loss	—	—	(23)	—	(23)
Exercise of stock options, 563 shares, net	6	1,327	—	—	1,333
Employee stock purchase plan sales, 89 shares, net	1	123	—	—	124
Issuance of common stock, 7,547 shares, net	75	23,559	—	—	23,634
Stock-based compensation expense	—	4,368	—	—	4,368
Balance at December 31, 2013	591	420,988	4	(422,709)	(1,126)

Net loss	—	—	—	(45,189)	(45,189)
Other comprehensive loss	—	—	(134)	—	(134)
Exercise of stock options, 1,314 shares, net	13	4,984	—	—	4,997
Employee stock purchase plan sales, 49 shares, net	1	309	—	—	310
Issuance of common stock, 11,500 shares, net	115	106,485	—	—	106,600
Stock-based compensation expense	—	10,177	—	—	10,177
Balance at December 31, 2014	720	542,943	(130)	(467,898)	75,635

Net loss	—	—	—	(43,019)	(43,019)
Other comprehensive loss	—	—	(76)	—	(76)
Exercise of stock options, 1,359 shares, net	14	5,110	—	—	5,124
Employee stock purchase plan sales, 41 shares, net	—	355	—	—	355
Stock-based compensation expense	—	9,705	—	—	9,705
Balance at December 31, 2015	$734	$558,113	$(206)	$(510,917)	$47,724

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

Based on its current operating plans, the Company expects it has sufficient liquidity, with its existing cash, restricted cash and investments of $100,858, to continue its planned operations through mid-2017. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations substantially beyond mid-2017 it will need to: (1) successfully secure or increase U.S. Government funding of its programs, including procurement contracts; (2) out-license rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain additional product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC.  Additionally, the Company retains the ability to offer for sale approximately $10,000 of securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units from its effective shelf S-3 registration statement, which it filed with the Securities and Exchange Commission (“SEC”) on November 6, 2013. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Such consolidated financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows. There were no adjustments other than normal recurring adjustments.

Reclassifications

Long term deferred rent as of December 31, 2014 has been reclassified to conform to the 2015 presentation.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, certificates of deposit, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of December 31, 2015 reflects $150 the Company is required to maintain in an interest bearing certificate of deposit to serve as collateral for a corporate credit card program, $59 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 3) and $1,403 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its new Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At December 31, 2015, the Company believes that the costs of its investments are recoverable in all material respects.

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

	December 31, 2015
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$26,557	$88	$—	$(99)	$26,546
Corporate debt securities	21,820	184	—	(41)	21,963
Certificates of deposit	21,884	21	5	(72)	21,838
Total investments	$70,261	$293	$5	$(212)	$70,347

	December 31, 2014
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$20,307	$22	$—	$(23)	$20,306
Corporate debt securities	27,152	151	5	(47)	27,261
Commercial paper	11,838	6	—	(63)	11,781
Total investments	$59,297	$179	$5	$(133)	$59,348

The following table summarizes the scheduled maturity for the Company’s investments at December 31, 2015 and 2014.

	2015	2014
Maturing in one year or less	$22,664	$18,232
Maturing after one year through two years	28,395	25,459
Maturing after two years	19,288	15,657
Total investments	$70,347	$59,348

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Receivable from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi and Seqirus UK Limited (“SUL”), and product sales to SUL. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At December 31, 2015 and 2014, the Company had the following receivables.

	December 31, 2015
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$5,536	$5,536
Shionogi & Co. Ltd.	469	—	469
Seqirus UK Limited	210	28	238
Total receivables	$679	$5,564	$6,243

	December 31, 2014
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$2,778	$2,778
Shionogi & Co. Ltd.	1,071	—	1,071
Total receivables	$1,071	$2,778	$3,849

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

Inventory

At December 31, 2015 and 2014, the Company’s inventory consisted of RAPIVAB finished goods inventory and work in process. Inventory is stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

During 2014, in connection with the FDA approval of RAPIVAB, the Company began capitalizing costs associated with the production of RAPIVAB inventories.

The Company’s inventory consisted of the following:

	As of December 31,
	2015	2014
Work in process	$1,612	$267
Finished goods	—	416
Net inventories	$1,612	$683

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over a life of three years. Laboratory equipment, office equipment, and software are depreciated over a life of five years. Furniture and fixtures are depreciated over a life of seven years. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is less. Property consists of a leased building which did not meet the sale-leaseback criteria and is recorded at its fair value, less depreciation. The building is being depreciated over a period of ten years equal to the term of the related lease

In accordance with U.S. GAAP, the Company periodically reviews its property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Property and equipment to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Accrued expenses were comprised of the following:

	December 31,
	2015	2014
Compensation and benefits	$424	$2,105
Development costs	10,398	4,232
Inventory	549	397
Professional fees	242	238
Duties and taxes	102	75
Other	4,522	4,282
Total accrued expenses	$16,237	$11,329

As of December 31, 2015 and 2014, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. During 2015, realized gains of $13 were reclassified out of accumulated other comprehensive loss. No reclassifications out of accumulated other comprehensive loss were recorded during 2014.

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In June 2015, the Company entered into a License Agreement (the “SUL Agreement”) granting Seqirus UK Limited (“SUL”) and its affiliates worldwide rights, excluding Israel, Japan, Korea and Taiwan, to develop, manufacture and commercialize RAPIVAB. The SUL Agreement provides for various types of payments, including a non-refundable upfront fee, milestone payments, and future royalties. Analysis of the SUL Agreement identified three deliverables: (i) license rights, (ii) inventory and (iii) regulatory support to obtain Canadian and European Union (“EU”) marketing approvals. The Company received an upfront payment of $33,740 from SUL, of which $7,000 was determined to be contingent upon EU marketing approval and will be deferred until that time. Approximately $21,777 of the upfront payment was allocated to the license rights and recognized as revenue in the second quarter. Approximately $3,740 of the upfront payment was allocated to the pending sale of inventory and was recognized during the third quarter, when the inventory transfer was completed. Approximately $1,223 of the revenue from the SUL Agreement will be recognized over the expected period of involvement in these regulatory support activities.

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

Product Sales

The Company recognizes revenue for sales of RAPIVAB when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment from our specialty distributors, utilizing the Sell-Through revenue recognition methodology. Product sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, and prior to the SUL Agreement, the Company sold RAPIVAB to specialty distributors, who in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations. With the completion of the SUL worldwide license of RAPIVAB, SUL will be primarily responsible for sales of RAPIVAB, other than U.S. Government stockpiling sales, and the Company’s commercial sales will be minimal.

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

The Company recorded the following revenues for the years ended December 31:

	2015	2014	2013
Product sales, net	$6,291	$33	$—
Royalty revenue	2,386	3,025	2,562
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	16,337	9,366	13,585
Green Cross Corporation	132	—	—
Shionogi (Japan)	1,184	1,184	1,184
Seqirus UK Limited	21,927	—	—
Total collaborative and other research and development revenues	39,580	10,550	14,769
Total revenues	$48,257	$13,608	$17,331

Advertising

The Company engages in very limited distribution and direct-response advertising when promoting RAPIVAB. Advertising and promotional costs are expensed as the costs are incurred. Advertising and product promotion expenses were $103 and $290 for the years ended December 31, 2015 and 2014, respectively.

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

Interest Expense and Deferred Financing Costs

Interest expense for the years ended December 31, 2015, 2014 and 2013 was $5,200, $4,998 and $4,778, respectively, and relates to the issuance of the PhaRMA Notes. Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are included in other non-current assets on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $439 for each of the years ended December 31, 2015, 2014 and 2013.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the years ended December 31, 2015, 2014 and 2013 resulted in a loss of $564 and gains of $5,487 and $5,294, respectively. Mark to market adjustments are determined by a third party pricing model which uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. In addition, a realized currency exchange gain of $1,654 was recognized in 2015 related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2015 and December 31, 2014, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, outstanding warrants, and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the years ended December 31, 2015, 2014, and 2013 does not include 3,524, 3,991 and 1,430 respectively, of potential common shares as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Significant Customers and Other Risks

Significant Customers

Prior to the SUL Agreement, the Company relied primarily on three specialty distributors to purchase and supply the majority of RAPIVAB. These three pharmaceutical specialty distributors accounted for greater than 90% of all RAPIVAB product sales to date and accounted for predominantly all of the Company’s outstanding receivables from product sales. The loss of one or more of these specialty distributors as a customer could negatively impact the commercialization of RAPIVAB. However, the Company will utilize these specialty distributors on a limited basis subsequent to the SUL collaboration as SUL, and other peramivir collaboration partners, will be responsible for commercial sales on a worldwide basis. In addition, in connection with the SUL collaboration, all peramivir sales (i.e., RAPIVAB, RAPIACTA, and PERAMIFLU) will be made by the Company’s partners and the Company will be reliant on these partners to generate sales and remit cash to satisfy receivables.

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

Note 2 — Property and Equipment

Property and equipment consisted of the following at December 31:

	2015	2014
Furniture and fixtures	$718	$542
Office equipment	1,122	1,115
Software	1,427	1,423
Laboratory equipment	6,004	5,786
Leased equipment	63	63
Leasehold improvements	5,610	5,303
Construction in progress	2,821	—
Building	1,589	—
	19,354	14,232
Less accumulated depreciation and amortization	(14,205)	(14,025)
Property and equipment, net	$5,149	$207

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $180, $177 and $304, respectively.

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

In September 2013, Royalty Sub paid $1,844 of interest on the PhaRMA Notes from royalty payments received from RAPIACTA® sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of approximately $2,356 associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes Indenture, if the amount available for payment on any Payment Date is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2013, the Company began accruing interest at 14% per annum on the interest shortfall of $2,356. In March, June and August of 2014, Royalty Sub paid additional interest of $446, $1,882 and $70, respectively, bringing the 2013 shortfall down to $222 as of September 30, 2014. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of December 31, 2015, the PhaRMA Notes remain in default.

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

As of December 31, 2015, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments in 2015, 2014 and 2013 resulted in a loss of $564 and gains of $5,487 and $5,294 respectively. In addition, a realized currency exchange gain of $1,654 was recognized in 2015 related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2015 and 2014, no collateral was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of December 31, 2015, the maximum amount of hedge collateral the Company may be required to post is $9,750.

Note 4 — Lease Obligations and Other Contingencies

The Company has the following minimum payments under operating lease obligations that existed at December 31, 2015:

2016	$651
2017	871
2018	870
2019	820
2020	651
Thereafter	3,045
Total minimum payments	$6,908

The obligations in the preceding table are primarily related to the Company’s leases for buildings in Birmingham, Alabama and Durham, North Carolina. The lease for the Company’s headquarters in Durham, North Carolina expires June 30, 2020. The lease for the existing facility in Birmingham, Alabama currently expires on June 30, 2016; however, in 2015, the Company leased an additional approximate 32,000 square feet in Birmingham to house its new research facility. The Company began construction on leasehold improvements for its new research facility in 2015 and this lease obligates the Company for $4,839 of lease payments into 2027. Rent expense for operating leases was $664, $633, and $526 in 2015, 2014, and 2013, respectively.

Lease Financing Obligation

Based on the terms of the lease agreement for the new research facility in Birmingham, Alabama, the Company had construction period risks during the construction period and the Company was deemed the owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded an asset of $1,589, representing the Company’s leased portion of the building and recorded a corresponding liability. Upon completion of leasehold improvement construction, the Company will not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease is accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease and or construction in process.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

At December 31, 2015, the lease financing obligation balance was $2,375 and was recorded as a long term liability on the consolidated balance sheets. The remaining future minimum payments under the lease financing obligation are $4,839.

Note 5 — Stockholders’ Equity

Sales of Common Stock

On March 3, 2015, the Company filed a $150,000 shelf registration statement on Form S-3 with the SEC. This shelf registration statement became effective upon filing and allows the Company to sell securities, including common stock, preferred stock, depository shares, stock purchase contracts, warrants and units, from time to time at prices and on terms to be determined at the time of sale. The Company intends to file a post-effective amendment to this registration statement, which will allow for its use by the Company when declared effective by the SEC’s staff.

On November 6, 2013, the Company filed a $125,000 shelf registration statement on Form S-3 with the SEC. This shelf registration statement was declared effective in November 2013 and allows us to sell securities, including common stock, preferred stock, depository shares, stock purchase contracts, warrants and units, from time to time at prices and on terms to be determined at the time of sale. On June 3, 2014, the Company issued 11,500 shares of common stock for gross proceeds of $115,000 under this $125,000 shelf registration statement. Net proceeds were approximately $107,800 after deducting underwriting discounts and offering expenses. The Company has $10,000 remaining under this shelf registration statement

In August 2013, the Company completed a public offering of 4,600 shares of its common stock at a price of $4.40 per share, which included the underwriters’ over-allotment allocation of an additional 600 shares. Net proceeds were approximately $18,500 after deducting underwriting discounts and offering expenses. Shares of common stock in this offering were sold under the $70,000 shelf registration statement declared effective in July 2011.

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

Note 6 — Stock-Based Compensation

Stock Incentive Plan

As of December 31, 2015, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”), both which were amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $9,705 ($9,485 of expense related to the Incentive Plan, $220 of expense related to the ESPP) was recognized during 2015, while $10,177 ($9,963 of expense related to the Incentive Plan, $214 of expense related to the ESPP) was recognized during 2014, and $4,368 ($4,253 of expense related to the Incentive Plan, $115 of expense related to the ESPP) was recognized during 2013.

The Company accounts for stock-based compensation in accordance with FASB authoritative guidance regarding share-based payments. Total stock-based compensation was allocated as follows:

	Year Ended December 31,
	2015	2014	2013
Research and development	$7,580	$8,906	$3,664
General and administrative	2,125	1,271	704
Total stock-based compensation expense	$9,705	$10,177	$4,368

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Commencing March 1, 2011, stock option awards granted to employees generally vest 25% each year until fully vested after four years. In January 2013, the Company made retention grants of stock option awards and restricted stock units. These awards vest 50% each year until fully vested after two years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of December 31, 2015, 75% of the August 2013 grants have vested based upon achievement of three milestones: (1) successful completion of the OPuS-1 clinical trial, for which vesting occurred in the second quarter of 2014, (2) FDA approval of RAPIVAB for which vesting occurred in the fourth quarter of 2014, and (3) initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers, for which vesting occurred in the second quarter of 2015. Thus, as of December 31, 2015, 25% of the August 2013 performance-based grants and 100% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2012	2,815	8,073	$6.09
Restricted stock awards granted	(310)	—	—
Restricted stock awards cancelled	53	—	—
Stock option awards granted	(3,277)	3,277	3.05
Stock option awards exercised	—	(563)	2.37
Stock option awards cancelled	1,801	(1,801)	7.22
Balance at December 31, 2013	1,082	8,986	4.99
Plan amendment	3,750	—	—
Restricted stock awards granted	(593)	—	—
Restricted stock awards cancelled	—	—	—
Stock option awards granted	(1,965)	1,965	10.99
Stock option awards exercised	—	(1,258)	4.78
Stock option awards cancelled	88	(88)	8.83
Balance at December 31, 2014	2,362	9,605	6.21
Restricted stock awards granted	(163)	—	—
Restricted stock awards cancelled	1	—	—
Stock option awards granted	(2,217)	2,217	11.52
Stock option awards exercised	—	(1,118)	4.36
Stock option awards cancelled	33	(33)	9.87
Balance at December 31, 2015	16	10,671	$7.50

For stock option awards granted under the Incentive Plan during 2015, 2014 and 2013, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during 2015, 2014 and 2013 was $7.72, $8.02, and $1.28, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following explanations describe the assumptions used by the Company to value the stock option awards granted during 2015, 2014, and 2013. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the volatility over the most recent period corresponding with the expected life. The Company has assumed no expected dividend yield, as dividends have never been paid to stockholders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Weighted Average Assumptions for Stock Option Awards Granted under the Incentive Plan

	2015	2014	2013
Expected Life	5.5	5.5	4.7
Expected Volatility	81%	87%	84%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	1.6%	1.6%	0.7%

The total intrinsic value of stock option awards exercised under the Incentive Plan was $10,117 during 2015, $8,522 during 2014, $738 and during 2013. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of stock option awards exercised) received by all individuals who exercised stock option awards during the period.

The following table summarizes, at December 31, 2015, by price range: (1) for stock option awards outstanding under the Incentive Plan, the number of stock option awards outstanding, their weighted average remaining life and their weighted average exercise price; and (2) for stock option awards exercisable under the Plan, the number of stock option awards exercisable and their weighted average exercise price:

			Outstanding			Exercisable
Range			Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0	to	3	1,826	6.4	$1.51	1,322	$1.55
3	to	6	2,792	6.1	4.63	2,329	4.53
6	to	9	1,153	4.5	7.10	1,070	7.13
9	to	12	3,728	8.1	11.07	714	11.45
12	to	15	1,077	6.4	12.44	374	12.65
15	to	18	95	9.5	15.39	—	—
$0	to	18	10,671	6.7	$7.50	5,809	$5.70

The weighted average remaining contractual life of stock option awards exercisable under the Incentive Plan at December 31, 2015 was 5.0 years.

The aggregate intrinsic value of stock option awards outstanding and exercisable under the Incentive Plan at December 31, 2015 was $28,511. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money stock option awards) that would have been received by all stock option award holders under the Incentive Plan had they exercised their stock option awards at the end of the year.

The total fair value of the stock option awards vested under the Incentive Plan was $4,492 during 2015, $2,844 during 2014, and $3,483 during 2013.

As of December 31, 2015, the number of stock option awards vested and expected to vest under the Incentive Plan is 9,633. The weighted average exercise price of these stock option awards is $7.51 and their weighted average remaining contractual life is 6.6 years.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table summarizes the changes in the number and weighted-average grant-date fair value of non-vested stock option awards during 2015:

	Non-Vested Stock Option Awards	Weighted Average Grant-Date Fair Value
Balance December 31, 2014	4,385	$4.27
Stock option awards granted	2,217	7.72
Stock option awards vested	(1,711)	2.63
Stock option awards forfeited	(28)	6.39
Balance December 31, 2015	4,863	$6.40

As of December 31, 2015, there was approximately $18,607 of total unrecognized compensation cost related to non-vested employee stock option awards and restricted stock units granted by the Company. That cost is expected to be recognized as follows: $7,023 in 2016, $6,010 in 2017, $3,891 in 2018, and $1,683 in 2019.

Employee Stock Purchase Plan

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 497 shares remain available for purchase at December 31, 2015. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year.

There were 41, 49 and 89 shares of common stock purchased under the ESPP in 2015, 2014, and 2013, respectively, at a weighted average price per share of $8.65, $6.29, and $1.39, respectively. Expense of $220, $214, and $115, related to the ESPP was recognized during 2015, 2014, and 2013, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model. The weighted average grant date fair values of shares granted under the ESPP during 2015, 2014, and 2013, were $4.93, $4.41, and $1.27, respectively.

Note 7 — Income Taxes

The Company has incurred net losses since inception and, consequently, has not recorded any U.S. Federal and state income tax expense or benefit. The differences between the Company’s effective tax rate and the statutory tax rate in 2015, 2014, and 2013 are as follows:

	2015	2014	2013
Income tax benefit at federal statutory rate (35%)	$(15,057)	$(15,816)	$(10,538)
State and local income taxes net of federal tax benefit	(819)	(1,286)	(839)
Permanent items	560	258	738
Rate change	1,012	22	1,892
Expiration of attribute carryforwards	330	373	242
Research and development tax credits	(10,454)	(748)	(1,206)
Orphan drug credit	4,307	—	—
Other	(218)	(115)	1,144
Change in valuation allowance	20,339	17,312	8,567
Income tax expense	$—	$—	$—

The Company recognizes the impact of a tax position in its financial statements if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The Company has concluded that it has an uncertain tax position pertaining to its research and development and orphan drug credit carryforwards. The Company has established these credits based on information and calculations it believes are appropriate and the best estimate of the underlying credit. Any changes to the Company’s unrecognized tax benefits are offset by an adjustment to the valuation allowance and there would be no impact on the Company’s financial statements. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
Balance at January 1,	$472	$284
Additions to current period tax positions	2,616	176
Additions to prior period tax positions	—	12
Reductions to prior period tax provisions	(3)	—
Balance at December 31,	$3,085	$472

The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended and similar state tax law.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2015	2014
Deferred tax assets:
Net federal and state operating losses	$142,836	$135,922
Research and development credits	48,551	38,096
Fixed assets	1,054	1,073
Deferred revenue	4,240	3,798
Stock-based compensation	8,605	7,086
Other	2,590	1,178
Total deferred tax assets	207,876	187,153
Deferred tax liabilities:
Foreign currency derivative	(2,668)	(2,285)
Total deferred tax liabilities	(2,668)	(2,285)

Valuation allowance	(205,208)	(184,868)
Net deferred tax assets	$—	$—

The majority of the Company’s deferred tax assets relate to net operating loss and research and development carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to these carryforwards. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax assets until it is more likely than not that the related tax benefits will be realized. The Company’s valuation allowance increased by $20,339 in 2015, $17,312 in 2014, and $8,567 in 2013.

As of December 31, 2015, the Company had federal operating loss carryforwards of $386,219, state operating loss carryforwards of $373,454, and research and development and orphan drug credit carryforwards of $48,551, which will expire at various dates from 2016 through 2035. The federal losses begin to expire in 2018, the state losses begin to expire in 2016 and the research and development contracts begin to expire in 2018.

The Company’s federal and state operating loss carryforwards include $15,655 of excess tax benefits related to a deduction from the exercise of stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to additional paid-in capital.

Tax years 2012-2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2012 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there were no provisions or accruals for interest and penalties in 2015, 2014, and 2013.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 8 — Employee 401(k) Plan

In January 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $366, $361, and $313, in 2015, 2014, and 2013, respectively.

Note 9 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). In January 2007, the U.S. Department of Health and Human Services (“BARDA/HHS”) awarded the Company a $102,661, four-year contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to extend the i.v. peramivir program and to increase funding by $77,191. On February 24, 2011, the Company announced that BARDA/HHS had awarded it a $55,000 contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. That contract modification brought the total contract award from BARDA/HHS to $234,852 and provided funding to support the filing of a NDA to seek regulatory approval for i.v. peramivir in the U.S. In December 2013, BioCryst submitted an NDA filing for i.v. peramivir to the FDA and the NDA was approved in December 2014. The BARDA/HHS contract expired on June 30, 2014.

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

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The total funding under this contract as of December 31, 2015 could be up to $34,002, if all contract options are exercised by NIAID/HHS, over a five year period. The goals of this contract, including amendments, are to file IND applications for intravenous and intramuscular BCX4430 for the treatment of Marburg virus disease, to study BCX4430 as a treatment for Ebola virus disease and to conduct an initial Phase 1 human clinical trial. As of December 31, 2015, a total of $29,875 has been awarded under exercised options within this contract. BCX4430 is the lead compound in the Company’s BSAV research program.

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

Shionogi & Co., Ltd. (“Shionogi”). In February 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from Shionogi. In October 2008, the Company and Shionogi amended the license agreement to expand the territory covered by the agreement to include Taiwan. Shionogi has commercially launched peramivir under the commercial name RAPIACTA in Japan. Shionogi submitted an NDA to the Taiwan FDA in late 2013.

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

On January 6, 2014, the Carbohydrate Chemistry Research Team from Callaghan Innovation Research Limited, formerly Industrial Research Limited, transferred to Victoria University of Wellington (“VUW”) to establish the Ferrier Research Institute. The intellectual property rights relating to this research team, and the contracts relating to that intellectual property were transferred to a wholly owned subsidiary of VUW, including the contracts to which BioCryst is a party. The parties executed novation agreements in order to effectuate the transfer. Except for a substitution of parties, the terms and conditions of the contracts are substantially the same

The University of Alabama at Birmingham (“UAB”). The Company currently has agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for the Company in return for research payments and license fees. UAB has granted the Company certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed with the Company. The Company has agreed to pay single digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. The Company has completed the research under the UAB agreements. These two agreements have initial 25-year terms, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by the Company upon three months’ notice and by UAB under certain circumstances. Upon termination both parties shall cease using the other parties’ proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between the Company and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi, Green Cross and SUL agreements, or commercializes products related to these programs, the Company will owe sublicense fees or royalties on amounts it receives.

Note 10 — Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2015 Quarters
Revenues	$6,826	$25,842	$10,987	$4,602
Net (Loss) Income	(15,164)	4,901	(14,621)	(18,135)
Basic net (loss) income per share	(0.21)	0.07	(0.20)	(0.25)
Diluted net (loss) income per share	(0.21)	0.06	(0.20)	(0.25)
2014 Quarters
Revenues	$3,458	$1,466	$3,238	$5,446
Net Loss	(10,137)	(14,649)	(8,731)	(11,672)
Basic and diluted net loss per share	(0.17)	(0.23)	(0.12)	(0.16)

Note 11 — Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Adoption of this standard had no impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No.2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this standard will have a material impact on its consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In August 2014, the FASB issued ASU No. 2014-15 – Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date.  Disclosures are required if conditions give rise to substantial doubt. This standard is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective January 1, 2018; however, early adoption is permitted any time after the original effective date, January 1, 2017. Companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BioCryst Pharmaceuticals, Inc.

We have audited the consolidated balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioCryst Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BioCryst Pharmaceuticals, Inc.

We have audited BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). BioCryst Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BioCryst Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of BioCryst Pharmaceuticals, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 26, 2016

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

Management’s Report on Internal Control Over Financial Reporting

Management of BioCryst Pharmaceuticals, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. GAAP.

Our internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2015, our internal control over financial reporting was effective. Management believes our internal control over financial reporting will provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on page 80 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Items to be Voted on — 1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2015,” “Outstanding Equity Awards at December 31, 2015,” “2015 Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” “2015 Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “2. Ratification of Appointment of Independent Registered Public Accountants” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and incorporated herein by reference.

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

(b)  Exhibits. See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2016.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2016:

Signature	Title(s)

/s/ Jon P. Stonehouse	President, Chief Executive Officer and Director
(Jon P. Stonehouse)	(Principal Executive Officer)

/s/ Thomas R. Staab II	Senior Vice President, Chief Financial Officer and Treasurer
(Thomas R. Staab II)	(Principal Financial Officer and Principal Accounting Officer)

/s/ George B. Abercrombie	Director
(George B. Abercrombie)

/s/ Fred E. Cohen	Director
(Fred E. Cohen, M.D., D. Phil)

/s/ Stanley C. Erck	Director
(Stanley C. Erck)

/s/ Nancy Hutson	Director
(Nancy Hutson, Ph.D.)

/s/ Robert A. Ingram	Director
(Robert A. Ingram)

/s/ Kenneth B. Lee, Jr.	Director
(Kenneth B. Lee, Jr.)

/s/ Sanj K. Patel	Director
(Sanj K. Patel)

/s/ Charles A. Sanders	Director
(Charles A. Sanders, M.D.)

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 8, 2014.

3.4	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 8, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

4.1	Indenture, dated as of March 9, 2011 by and between JPR Royalty Sub LLC and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q filed May 6, 2011.

10.1&	Amended and Restated Stock Incentive Plan dated March 29, 2012. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed May 25, 2012.

10.2&	Amended and Restated Stock Incentive Plan dated March 8, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 5, 2014.

10.3&	Amended and Restated Employee Stock Purchase Plan dated March 29, 2012. Incorporated by reference to the Company’s Form 8-K, filed May 25, 2012.

10.4&	Amended and Restated Employee Stock Purchase Plan dated March 8, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 5, 2014.

10.5	Form of Notice of Grant of Non-Employee Director Automatic Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed March 4, 2008.

10.6&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K filed March 4, 2008.

10.7&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed March 2, 2015.

10.8&	Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K filed March 2, 2015.

10.9&	Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 12, 2012.

10.10&	Executive Relocation Policy. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed March 4, 2008.

10.11&	Amended and Restated Employment Letter Agreement dated February 14, 2007, by and between the Company and Jon P. Stonehouse. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2006, filed March 14, 2007.

10.12&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Thomas R. Staab II, dated May 23, 2011. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 25, 2011.

10.13&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan dated June 12, 2008. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-Q filed August 8, 2008.

10.14&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Yarlagadda S. Babu dated April 27, 2012.

10.15&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Alane P. Barnes dated August 8, 2013.

10.16&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Lynne Powell dated December 30, 2015. Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed March 2, 2015.

10.17#	Agreement dated January 3, 2007, between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, as amended by Amendment number 1 dated January 3, 2007 and Amendment number 2 dated May 11, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2007. (Portions omitted pursuant to request for confidential treatment.)

10.18	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, dated October 2, 2007. Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed March 4, 2008.

10.19	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated April 3, 2008. Incorporated by reference to Exhibit 10.29 of the Company’s Form 10-Q filed August 8, 2008.

10.20	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated July 2, 2008. Incorporated by reference to Exhibit 10.30 of the Company’s Form 10-Q filed August 8, 2008.

10.21	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated August 18, 2008. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 7, 2008.

10.22	Amendment #7 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated November 17, 2008. Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 6, 2009.

10.23	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated March 13, 2009. Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed March 9, 2010.

10.24	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated September 18, 2009. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 6, 2009.

10.25	Amendment #10 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated October 15, 2009. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2009.

10.26	Amendment #11 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 23, 2011. Incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed March 15, 2011.

10.27	Stop-Work Order from U.S. Department of Health and Human Services, dated March 26, 2013, relating to Agreement dated January 3, 2007 between the Company and the U.S. Department of Health and Human Services. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 9, 2013.

10.28	Amendment #13 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 15, 2012.

10.29	Amendment #14 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated June 4, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed June 5, 2013.

10.30#	Amendment #15 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated September 5, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 8, 2013. (Portions omitted pursuant to request for confidential treatment.)

10.31	Amendment #16 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated December 17, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2013.

10.32	Amendment #17 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 21, 2014. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 26, 2014.

10.33	Order for Supplies or Services from the U.S. Department of Health & Human Services, dated November 4, 2009. Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed March 9, 2010.

10.34	Amendment #18 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated March 28, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2014.

10.35	Amendment #19 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated April 29, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 2, 2014.

10.36	Amendment #20 to the Agreement to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated May 30, 2014. . Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2014.

10.37#	License, Development and Commercialization Agreement dated as of February 28, 2007, by and between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007. (Portions omitted pursuant to request for confidential treatment.)

10.38#	First Amendment to License, Development and Commercialization Agreement, effective as of September 30, 2008, between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed March 6, 2009. (Portions omitted pursuant to request for confidential treatment.)

10.39	Riverchase Business Park Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 filed August 8, 2000.

10.40	Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 9, 2007.

10.41	Fourth Amendment to the Lease Agreement dated February 1, 2012, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed March 11, 2013.

10.42	Fifth Amendment to Lease Agreement dated January 15, 2015, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.42 of the Company’s Form 10-K filed March 2, 2015.

10.43	Stock and Warrant Purchase Agreement dated as of August 6, 2007, by and among BioCryst Pharmaceuticals, Inc. and each of the Investors identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed August 7, 2007.

10.44	Stock Purchase Agreement, dated as of February 17, 2005, by and among BioCryst Pharmaceuticals, Inc., Baker Bros. Investments, L.P., Baker Biotech Fund II, L.P., Baker Bros. Investments II, L.P., Baker Biotech Fund II (Z), L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund I, L.P., Baker Biotech Fund III (Z), L.P. and 14159, L.P. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 17, 2005.

10.45#	Development and License Agreement dated as of February 1, 2006, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Holdings Limited. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed May 2, 2006. (Portions omitted pursuant to request for confidential treatment.)

10.46#	Amended and Restated Development and License Agreement, dated as of November 11, 2011, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Corporation Limited. Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.47#	License Agreement dated as of June 27, 2000, by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., as amended by the First Amendment Agreement dated as of July 26, 2002 and the Second Amendment Agreement dated as of April 15, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2005. (Portions omitted pursuant to request for confidential treatment.)

10.48#	Third Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of December 11, 2009. Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed March 9, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.49#	Fourth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of May 5, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 6, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.50#	Fifth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of November 17, 2011. Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.51#	Sixth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of June 19, 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 8, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.52	Novation Agreement among Albert Einstein College of Medicine of Yeshiva University, BioCryst Pharmaceuticals, Inc., Mundipharma International Corporation Limited, Callaghan Innovation Research Limited, and Victoria Link Limited, dated May 18, 2015. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed August 7, 2015.

10.53	Novation Agreement among Albert Einstein College of Medicine of Yeshiva University, BioCryst Pharmaceuticals, Inc., Callaghan Innovation Research Limited, and Victoria Link Limited, dated June 24, 2015. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed August 7, 2015.

10.54	Purchase and Sale Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and JPR Royalty Sub LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 6, 2011.

10.55	Pledge and Security Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 6, 2011.

10.56	Confirmation of terms and conditions of ISDA Master Agreement, dated as of March 7, 2011, between Morgan Stanley Capital Services Inc. and BioCryst Pharmaceuticals, Inc. dated as of March 9, 2011. Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 6, 2011.

10.57#	Agreement, dated as of September 12, 2013, between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 8, 2013. (Portions omitted pursuant to request for confidential treatment.)

10.58#	Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated December 26, 2013. Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K filed on March 10, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.59#	Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated January 24, 2014. Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K filed on March 10, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.60#	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 8, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.61#	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 8, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.61#	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 11, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.62#	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 27, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.63#	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 17, 2014. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.64#	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated October 29, 2014. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.65#	Amendment #10 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated February 13, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.66#	Amendment #11 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated March 19, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.67#	Amendment #12 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 12, 2015. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.68#	Amendment #13 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2015. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.69#	Amendment #14 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 16, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

(10.70)	Amendment #15 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated November 16, 2015.

(10.71)†	Amendment #16 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated December 18, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.72#	Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services' Office of the Assistant Secretary for Preparedness and Response, dated March 27, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 8, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.73#	Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated June 2, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.74#	Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated July 8, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.75#	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated August 25, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.76#	License Agreement by and between BioCryst Pharmaceuticals, Inc. and Seqirus UK Limited, dated as of June 16, 2015. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 8, 2015. (Portions omitted pursuant to request for confidential treatment.)

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Annual Report on Form 10-K of BioCryst Pharmaceuticals, Inc. for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

†	Confidential treatment requested.
#	Confidential treatment granted.
&	Management contracts.
( )	Filed herewith.

