Form 10-Q
period 2016-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2016-05-09
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

Commission File Number 000-23186

BIOCRYST PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	62-1413174
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4505 Emperor Blvd., Suite 200
Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of April 30, 2016 was 73,692,799.

BIOCRYST PHARMACEUTICALS, INC.

 INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements:	3
Consolidated Balance Sheets — March 31, 2016 and December 31, 2015	3
Consolidated Statements of Comprehensive Loss — Three Months Ended March 31, 2016 and 2015	4
Consolidated Statements of Cash Flows — Three Months Ended March 31, 2016 and 2015	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32
Part II. Other Information
Item 1A. Risk Factors	33
Item 6. Exhibits	49
Signatures	50
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item  1.    Financial Statements

  BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2016 and December 31, 2015

(In thousands, except per share data)

	2016 (Unaudited)	2015 (Note 1)
Assets
Cash and cash equivalents	$12,902	$28,899
Restricted cash	1,965	1,612
Investments	22,914	22,664
Receivables from collaborations	7,384	6,243
Inventory	1,949	1,612
Prepaid expenses and other current assets	3,221	2,674
Deferred collaboration expense	90	90

Total current assets	50,425	63,794
Investments	41,134	47,683
Property and equipment, net	8,362	5,149
Deferred collaboration expense	246	265
Other assets	2,714	5,468

Total assets	$102,881	$122,359

Liabilities and Stockholders’ Equity
Accounts payable	$7,691	$9,307
Accrued expenses	17,328	16,237
Interest payable	7,974	6,746
Deferred collaboration revenue	2,163	2,163
Non-recourse notes payable	27,914	27,804

Total current liabilities	63,070	62,257
Deferred collaboration revenue	9,194	9,674
Deferred rent	313	329
Lease financing obligation	2,506	2,375
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 73,693 in 2016 and 73,355 in 2015	737	734
Additional paid-in capital	560,762	558,113
Accumulated other comprehensive income (loss)	48	(206)
Accumulated deficit	(533,749)	(510,917)

Total stockholders’ equity	27,798	47,724

Total liabilities and stockholders’ equity	$102,881	$122,359

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2016 and 2015

(In thousands, except per share data-Unaudited)

	2016	2015
Revenues
Product sales, net	$—	$537
Royalty revenue	1,890	1,518
Collaborative and other research and development	2,930	4,771

Total revenues	4,820	6,826
Expenses
Cost of products sold	—	15
Research and development	20,579	17,120
General and administrative	3,212	4,061
Royalty	77	60

Total operating expenses	23,868	21,256
Loss from operations	(19,048)	(14,430)
Interest and other income	439	117
Interest expense	(1,470)	(1,315)
(Loss) gain on foreign currency derivative	(2,753)	464

Net loss	$(22,832)	$(15,164)

Basic and diluted net loss per common share	$(0.31)	$(0.21)
Weighted average shares outstanding	73,601	72,341
Unrealized gain on available for sale investments	254	140

Comprehensive loss	$(22,578)	$(15,024)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2016 and 2015

(In thousands-Unaudited)

	2016	2015
Operating activities
Net loss	$(22,832)	$(15,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47	45
Stock-based compensation expense	2,645	2,259
Amortization of debt issuance costs	110	110
Change in fair value of foreign currency derivative	2,753	(464)
Changes in operating assets and liabilities:
Receivables	(1,141)	3,896
Inventory	(337)	(527)
Prepaid expenses and other assets	(313)	1,848
Deferred collaboration expense	19	14
Accounts payable and accrued expenses	(541)	3,404
Interest payable	1,228	1,212
Deferred revenue	(480)	(359)

Net cash used in operating activities	(18,842)	(3,726)
Investing activities
Acquisitions of property and equipment	(3,260)	(565)
Change in restricted cash	(353)	(2,487)
Purchases of investments	—	(3,378)
Sales and maturities of investments	6,320	2,482

Net cash provided by (used in) investing activities	2,707	(3,948)
Financing activities
Sale of common stock, net	—	1,175
Net proceeds from common stock issued under stock-based compensation plans	7	326
Increase in lease financing obligation	131	—

Net cash provided by financing activities	138	1,501

Decrease in cash and cash equivalents	(15,997)	(6,173)
Cash and cash equivalents at beginning of period	28,899	54,540

Cash and cash equivalents at end of period	$12,902	$48,367

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

Based on its current operating plans, the Company expects it has sufficient liquidity, with its existing cash, restricted cash and investments of $78,915, to continue its planned operations through mid-2017. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations substantially beyond mid-2017 it will need to: (1) successfully secure or increase U.S. Government funding of its programs, including procurement contracts; (2) out-license rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain additional product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings pursuant to its registration statements on Form S-3 initially filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015 and November 6, 2013. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2015 and the notes thereto included in the Company’s 2015 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Reclassifications

During the first quarter of 2016, the Company adopted Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Accordingly, debt issuance costs of $2,196 classified as other current assets as of December 31, 2015 have been reclassified and netted against non-recourse notes payable to conform to the 2016 presentation.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, certificates of deposit, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of March 31, 2016 reflects $562 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,403 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its new Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At March 31, 2016, the Company believes that the costs of its investments are recoverable in all material respects.

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

	March 31, 2016
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$21,666	$53	$15	$(6)	$21,728
Corporate debt securities	20,718	94	23	(3)	20,832
Certificates of deposit	21,438	32	26	(8)	21,488

Total investments	$63,822	$179	$64	$(17)	$64,048

	December 31, 2015
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$26,557	$88	$—	$(99)	$26,546
Corporate debt securities	21,820	184	—	(41)	21,963
Certificates of deposit	21,884	21	5	(72)	21,838

Total investments	$70,261	$293	$5	$(212)	$70,347

The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2016 and December 31, 2015.

	2016	2015
Maturing in one year or less	$22,914	$22,664
Maturing after one year through two years	32,806	28,395
Maturing after two years	8,328	19,288

Total investments	$64,048	$70,347

Receivables from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi and Seqirus UK Limited (“SUL”), and product sales to SUL. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At March 31, 2016 and December 31, 2015, the Company had the following receivables.

	March 31, 2016
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$2,475	$2,734	$5,209
Shionogi & Co. Ltd.	1,685	—	1,685
Seqirus UK Limited	336	154	490

Total receivables	$4,496	$2,888	$7,384

	December 31, 2015
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$5,536	$5,536
Shionogi & Co. Ltd.	469	—	469
Seqirus UK Limited	210	28	238
Total receivables	$679	$5,564	$6,243

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

Inventory

At March 31, 2016 and December 31, 2015, the Company’s inventory consisted of RAPIVAB work in process. Inventory is stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

During 2014, in connection with the U.S. Food and Drug Administration (“FDA”) approval of RAPIVAB, the Company began capitalizing costs associated with the production of RAPIVAB inventories.

The Company’s inventory consisted of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Work in process	$1,949	$1,612

Inventories	$1,949	$1,612

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over a life of three years. Laboratory equipment, office equipment, and software are depreciated over a life of five years. Furniture and fixtures are depreciated over a life of seven years. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is less. Property consists of a leased building which did not meet the sale-leaseback criteria and is recorded at its fair value, less depreciation. The building is being depreciated over a period equal to the expected term of the related lease.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of March 31, 2016 and December 31, 2015, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive income (loss) are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. No reclassifications out of accumulated other comprehensive income (loss) were recorded during the three months ended March 31, 2016. During the three months ended March 31, 2015, realized gains of $8 were reclassified out of accumulated other comprehensive income (loss).

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

Product Sales

The Company recognizes revenue for sales of RAPIVAB when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment from our specialty distributors, utilizing the Sell-Through revenue recognition methodology. Product sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, and prior to the SUL Agreement, the Company sold RAPIVAB to specialty distributors, who in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations. With the completion of the SUL worldwide license of RAPIVAB, SUL will be responsible for sales of RAPIVAB, other than U.S. Government stockpiling sales. With the completion of the SUL collaboration, all peramivir sales (i.e., RAPIVAB, RAPIACTA, and PERAMIFLU) will be made by the Company’s partners, except for U.S. Government stockpiling sales, and the Company will be reliant on these partners to generate sales.

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

The Company recorded the following revenues for the three months ended March 31, 2016 and 2015:

	2016	2015
Product sales, net	$—	$537
Royalty revenue	1,890	1,518
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	2,324	4,475
Shionogi & Co., Ltd.	296	296
Seqirus UK Limited	310	—
Total collaborative and other research and development revenues	2,930	4,771

Total revenues	$4,820	$6,826

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

Stock-Based Compensation

All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in the Company’s Consolidated Statements of Comprehensive Loss based on their fair values. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The fair value of restricted stock unit awards is based on the grant date closing price of the common stock. Stock-based compensation cost is recognized as expense on a straight-line basis over the requisite service period of the award. In addition, we have outstanding performance-based stock options for which no compensation expense is recognized until “performance” is deemed to have occurred.

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended March 31, 2016 and 2015 includes $1,338 and $1,315, respectively, related to the issuance of the PhaRMA Notes (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are netted against the non-recourse notes payable on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $110 for each of the three months ended March 31, 2016 and 2015.

Lease Financing Obligation

Based on the terms of the lease agreement for the new research facility in Birmingham, Alabama, the Company had construction period risks during the construction period and the Company was deemed the owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded an asset of $1,589, representing the Company’s leased portion of the building and recorded a corresponding liability. Upon completion of leasehold improvement construction, the Company will not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease is accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease of 20.5 years, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease or construction in process. Interest expense for the three months ended March 31, 2016 includes $132 related to the lease financing obligation.

At March 31, 2016, the lease financing obligation balance was $2,506 and was recorded as a long term liability on the consolidated balance sheets. The remaining future minimum payments under the lease financing obligation are $4,839.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the three months ended March 31, 2016 and 2015 resulted in a loss of $2,753 and a gain of $464, respectively. Mark-to-market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on thresholds defined in the Currency Hedge Agreement. As of March 31, 2016 and December 31, 2015, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015 does not include 1,330 and 3,529, respectively, of such potential common shares, as their impact would be anti-dilutive.

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

Risks from Third Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for active pharmaceutical ingredient and finished drug product manufacturing of RAPIVAB, as well as for its other product candidates in development. Delays in the manufacture or distribution of any product could adversely impact the commercial revenue and future procurement stockpiling of RAPIVAB or the Company’s product candidates in development.

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

Recent Accounting Pronouncements

In March 2016, the Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company in fiscal year 2017, but early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01: Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the amendments in this update supersede, for public business entities, the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11: Inventory - Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update does not apply to inventory that is measured using last-in, first-out or the retail inventory method. The update applies to all other inventory, which includes inventory that is measured using first-in, first-out or average cost methods. The amendments in ASU 2015-11 will be effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2016. The amendments must be applied prospectively and early adoption is permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015 and requires retrospective application for all periods presented. The Company adopted ASU 2015-03 in the first quarter of 2016. Adoption did not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 – Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. ASU 2014-15 is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its financial statements and disclosures.

In May 2014, the FASB issued Standards Update No. 2014-09 – Revenue from Contracts with Customers (“ASU 2014-09”), which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective January 1, 2018; however, early adoption is permitted any time after the original effective date, January 1, 2017. Companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Note 2 — Stock-Based Compensation

As of March 31, 2016, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”), both which were amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $2,645 ($2,556 of expense related to the Incentive Plan and $89 of expense related to the ESPP) was recognized during the first three months of 2016, while $2,259 ($2,165 of expense related to the Incentive Plan and $94 of expense related to the ESPP) was recognized during the first three months of 2015.

There was approximately $16,164 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock unit awards granted by the Company as of March 31, 2016. That cost is expected to be recognized as follows: $4,840 during the remainder of 2016, $5,856 in 2017, $3,796 in 2018 and $1,672 in 2019. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests. At the time of vesting, compensation expense will be recognized.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Since March 1, 2011, stock option awards granted to employees generally vest 25% each year until fully vested after four years. In January 2013, the Company made retention grants of stock option awards and restricted stock units. These awards vest 50% each year until fully vested after two years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of March 31, 2016, 75% of the August 2013 grants have vested based upon achievement of three milestones: (1) successful completion of the OPuS-1 clinical trial, for which vesting occurred in the second quarter of 2014, (2) FDA approval of RAPIVAB for which vesting occurred in the fourth quarter of 2014, and (3) initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers, for which vesting occurred in the second quarter of 2015. Thus, as of March 31, 2016, 25% of the August 2013 performance-based grants and 100% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2015	16	10,671	$7.50
Restricted stock unit awards granted	(13)	—	—
Restricted stock unit awards cancelled	15	—	—
Stock option awards granted	—	—	—
Stock option awards exercised	—	(79)	2.32
Stock option awards cancelled	109	(109)	9.58

Balance March 31, 2016	127	10,483	$7.51

No stock option awards were granted under the Incentive Plan during the first three months of 2016.

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 463 shares remain available for purchase at March 31, 2016. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 34 shares during the first three months of 2016 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of BCX4430 as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $13,314 to support BCX4430 drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $36,169. As of March 31, 2016, a total of $17,623 has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The total funding under this contract as of December 31, 2015 could be up to $34,002, if all contract options are exercised by NIAID/HHS, over a five year period. The goals of this contract, including amendments, are to file IND applications for intravenous and intramuscular BCX4430 for the treatment of Marburg virus disease, to study BCX4430 as a treatment for Ebola virus disease and to conduct an initial Phase 1 human clinical trial. As of March 31, 2016, a total of $29,875 has been awarded under exercised options within this contract. BCX4430 is the lead compound in the Company’s BSAV research program.

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

Seqirus UK Limited (“SUL”). On June 16, 2015, the Company and Seqirus UK Limited ("SUL"), a limited company organized under the laws of the United Kingdom and a subsidiary of CSL Limited, a company organized under the laws of Australia, entered into a License Agreement (the "SUL Agreement") granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize RAPIVAB (peramivir injection) for the treatment of influenza except for the rights to conduct such activities in Israel, Japan, Korea and Taiwan (the permitted geographies together constituting the "Territory"). RAPIVAB is an intravenous treatment for acute uncomplicated influenza and is currently licensed for use in the United States, Japan and Korea. RAPIVAB is the first and only intravenous influenza treatment in the world and was approved by the FDA in December 2014 for the treatment of acute uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days. The Company retains all rights and associated economics to procure pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL has the right to pursue government stockpiling outside the U.S.

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

In December 2013, the Company submitted an NDA for RAPIVAB to the FDA. Under the terms of the SUL Agreement, the Company is responsible for fulfilling all post-marketing approval commitments in connection with the FDA's approval of the NDA, and upon fulfillment will transfer ownership of and financial responsibility for the NDA to SUL. Pursuant to potential rights to sell RAPIVAB in Canada and the EU, the Company is also responsible for regulatory filings and interactions with the Health Canada and the European Medicines Agency ("EMA") until marketing approval for RAPIVAB is obtained and assigned to SUL. In accordance with the SUL Agreement, the Company and SUL formed a joint steering committee, composed of an equal number of representatives from each party, to oversee, review and coordinate the conduct and progress of the commercialization of RAPIVAB in the Territory and any additional development.

Under the terms of the SUL Agreement, the Company received an upfront payment of $33,740, and may receive up to $12,000 in additional milestone payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication, (ii) by the EMA for an adult indication in the EU and (iii) by Health Canada for an adult indication in Canada. The Company is also entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, the Company receives tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 - June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the SUL Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the SUL Agreement. The Company developed RAPIVAB under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from SUL.

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

Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of forodesine, a Purine Nucleoside Phosphorylase (“PNP”) inhibitor, for use in oncology. Under the terms of the license agreement, as amended, Mundipharma obtained rights to forodesine in markets across Europe, Asia, and Australasia in exchange for a $10,000 up-front payment.

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

On September 1, 2014, Royalty Sub was unable to pay the full amount of interest payable to avoid an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of March 31, 2016, the PhaRMA Notes remain in default.

As of March 31, 2016, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments for the three months ended March 31, 2016 and 2015 resulted in a loss of $2,753 and a gain of $464, respectively. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of March 31, 2016 and December 31, 2015, no collateral was posted under the Currency Hedge Agreement. The Company will not be required to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of March 31, 2016, the maximum amount of hedge collateral the Company may be required to post is $9,750.

Note 5 — Stockholders’ Equity

On March 3, 2015, the Company filed a $150,000 shelf registration statement on Form S-3 with the SEC. This shelf registration statement, as amended by a post-effective amendment filed on February 26, 2016 and declared effective on April 18, 2016, allows the Company to sell securities, including common stock, preferred stock, depository shares, stock purchase contracts, warrants and units, from time to time at prices and on terms to be determined at the time of sale.

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

Recent Corporate Highlights

RAPIVAB (peramivir injection)

RAPIVAB was approved by the FDA on December 19, 2014 and on June 16, 2015 we entered into a license agreement granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize RAPIVAB (peramivir injection) for the treatment of influenza on a worldwide basis except in Israel, Japan, Korea and Taiwan. With the approval, commercial availability and out-licensing collaboration of RAPIVAB, we have moved our focus to: (1) obtaining a stockpiling procurement contract with the U.S. Government to realize the strategic value of this program; (2) fulfilling our post-approval development requirements, including conducting a pediatric trial and a trial in elderly/high risk influenza patients; and (3) submitting a Marketing Authorization Application (“MAA”) and New Drug Submission (“NDS”) in the European Union (“EU”) and Canada, respectively, to allow SUL the ability to commercialize the drug in those regions. In January 2016, we submitted a New Drug Submission (NDS) for RAPIVAB in Canada, seeking approval for the treatment of acute uncomplicated influenza in adult patients.

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

We are currently conducting a clinical pharmacology trial of multiple novel formulations of avoralstat in healthy volunteers. The goals of this trial are: 1) to identify twice-daily dosing regimens with one or more formulations, and 2) to maintain plasma drug levels, in the majority of individuals throughout the dosing interval during twice-daily dosing, that are within or above the estimated target range for efficacy in the treatment of hereditary angioedema. The trial is ongoing, and we expect to report trial results in the summer of 2016 upon its completion.

BCX7353

In January 2015, we selected BCX7353 to advance into Phase 1 development as a once-daily, oral prophylactic HAE treatment. In October 2015, we successfully completed a Phase 1 clinical trial of BCX7353 in Western and Japanese healthy volunteers. In this Phase 1 clinical trial, we studied BCX7353 single doses of up to 1000mg, once-daily doses of up to 500mg for seven days, and once-daily doses of 350mg for 14 days in healthy Western volunteers. Plasma levels increased in approximate proportion to dose, and drug exposure was not affected by dosing with food. The half-life of BCX7353 was estimated at 50-60 hours. After daily dosing, blood levels met or exceeded a predicted target therapeutic range throughout the 24 hour dosing interval. Inhibition of the target enzyme, plasma kallikrein, was measured in a sensitive and specific bioassay. Daily dosing with BCX7353 strongly inhibited plasma kallikrein at all four dose levels; the degree of inhibition was dose-related (p < 0.0001) and inhibition was sustained throughout the 24 hour dosing interval. This pharmacodynamic effect correlated strongly to the achieved drug concentration (r = 0.91, p < 0.0001).

In cohorts of healthy Japanese volunteers, we gave single oral doses of BCX7353 of 100mg and 500mg, and daily doses of 250mg of BCX7353 for seven days. Compared to Western subjects administered the same dose level, plasma drug levels in Japanese subjects were moderately higher. Kallikrein inhibition on day seven of daily dosing with 250mg in Japanese subjects was similar to that seen at the 350mg daily and 500mg daily dose levels in Western subjects.

In multiple dose subjects, 90% (63 of 70) of adverse events (AEs) have been grade 1. The six grade 2 AEs observed were; upper abdominal pain (1 AE, discontinued from study); syncope (1 AE), headache (1 AE), diarrhea (1 AE), and upper abdominal pain (1 AE) occurring on a single subject (discounted from study), and maculopapular rash (1 AE). One grade 3 AE was observed, a cutaneous delayed-type hypersensitivity reaction. The two rash AEs are described in more detail below.

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

In October 2015 the Japanese Ministry of Health Labor & Welfare (“MHLW”) announced that BioCryst’s BCX7353 was one of six products designated under MHLW’s new Sakigake fast track review system. The Sakigake Designation System promotes R&D in Japan and provides for additional interactions with the regulatory agency in Japan from early development through filing, and prioritized development and review, with the aim of introduction of the product as soon as possible to address a serious unmet medical need.

Other 2nd generation HAE compounds

In addition to BCX7353, we have succeeded in inventing several uniquely different plasma kallikrein inhibitor molecules from distinct structural classes. Accordingly, we have selected additional drug candidates that have suitable pharmacologic properties to advance into preclinical development. Additional disclosure on these compounds will occur as we near IND filings for any of these compounds.

BCX4430

In December 2014, we began dosing subjects in a randomized, placebo-controlled Phase 1 clinical trial to evaluate intramuscular (“i.m.”) administration of BCX4430 in healthy volunteers. The main goals of this first-in-human study are to evaluate the safety, tolerability and pharmacokinetics of escalating doses of BCX4430 administered via i.m. injection in healthy subjects. We have completed single and multiple ascending doses of BCX4430 administered in healthy volunteers. BCX4430 administered by i.m. injection was generally safe and well tolerated through doses up to 10mg/kg daily for seven days, the maximum dose planned in the trial.

On March 7, 2016, results from a preclinical study of our antiviral BCX4430 in interferon-receptor-deficient mice infected with Zika virus were presented at a World Health Organization (WHO) conference in Geneva, Switzerland. The primary goal of the study was to assess the effect of BCX4430 treatment on survival through Day 28 in interferon-receptor-deficient mice infected with the Zika virus. BCX4430 was administered by i.m. injection twice a day beginning four hours prior to virus challenge and continuing for eight days; two dose levels were tested. In the standard dose BCX4430 group, 7 of 8 mice survived through Day 28. In the low dose BCX4430 group (n=8), and in control groups administered vehicle placebo (n=8) or ribavirin at two dose levels (n=16); no animals survived to Day 28. Overall survival for the standard dose level of BCX4430 was superior to both the placebo and the ribavirin treatment control groups (p < 0.0001). For both dose levels of BCX4430, median survival was superior to both control groups (>28 days for BCX4430 standard dose and 23 days for low dose) compared to 14 to 17 days for controls.

Additional studies of BCX4430 in the same mouse model were conducted at Utah State University. In one study, surviving mice that were previously treated with the standard dose of BCX4430 after initial Zika virus challenge, were re-challenged with the Zika virus on Day 28, without additional BCX4430 treatment. All the re-challenged mice survived through day 56 with no disease signs observed, indicating the development of effective immune responses. A further experiment using the same AG129 mouse model tested the delayed treatment with BCX4430 after viral challenge. Groups of mice received BCX4430 150 mg/kg twice-daily by intramuscular injection starting on days 1, 3, 5, or 7 post infection, or vehicle (control group). All BCX4430 treated groups showed a statistically significant survival benefit compared to vehicle controls.

Results of Operations (three months ended March 31, 2016 compared to the three months ended March 31, 2015)

For the three months ended March 31, 2016, total revenues were $4.8 million as compared to $6.8 million for the three months ended March 31, 2015. The decrease was primarily due to lower collaborative revenue associated with BCX4430 development under the advanced development contract with BARDA/HHS awarded in March 2015. In addition in 2015, we recorded $537,000 in RAPIVAB® revenue representing drug sold under the sell-through revenue recognition methodology. No RAPIVAB revenue was received in 2016 as RAPIVAB commercialization is now being handled by SUL. Revenues in the first quarter of 2016 included $1.9 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $2.3 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and $0.6 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the first quarter of 2015 included $1.5 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $4.5 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and i.v. peramivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships. In addition, we recorded approximately $0.5 million of RAPIVAB revenue under the “Sell-Through” revenue recognition methodology.

Research and development (“R&D”) expenses increased to $20.6 million for the first quarter of 2016 from $17.1 million in 2015. The increase in 2016 R&D expenses, as compared to 2015, reflect higher development costs associated with our HAE programs, as well as ongoing post-approval clinical trials of RAPIVAB in both pediatric and elderly/high risk influenza patients.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended March 31,
	2016	2015
R&D expenses by program:
Avoralstat	$8,365	$6,246
BCX7353	4,616	—
Other 2nd generation HAE compounds	112	5,881
BCX4430	2,299	2,674
Peramivir	2,265	1,146
Other research, preclinical and development costs	2,922	1,173

Total R&D expenses	$20,579	$17,120

General and administrative (“G&A”) expenses decreased to $3.2 million for the first quarter of 2016 as compared to $4.1 million in 2015. The decrease of $0.9 million is primarily due to a reduction in unrestricted grants, as well as the elimination of RAPIVAB marketing and commercial consulting expense in 2016, as RAPIVAB is now being commercialized by SUL.

Interest and other income was $0.4 million in the first quarter of 2016, compared to $0.1 million in the first quarter of 2015. The increase of $0.3 million is related to an unusual net gain benefit on a settled dispute unrelated to our normal operations.

Interest expense related to the non-recourse notes issued in conjunction with the non-dilutive peramivir royalty monetization transaction in March 2011 was $1.3 million in the first quarter of each of 2016 and 2015. In addition, $0.1 million of interest expense was recognized in the first quarter of 2016 related to the finance obligation associated with our new research facility.

A mark-to-market loss of $2.8 million related to our foreign currency hedge was recognized in the first quarter of 2016, compared to a mark-to-market gain of $0.5 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2016 operating expenses to exceed our 2016 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for peramivir and BCX4430; and to a lesser extent, the PhaRMA Notes financing. To date, we have been awarded a BARDA/HHS peramivir development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS BCX4430 development contract totaling $34.0 million, which is ongoing, and a BARDA/HHS BCX4430 development contract totaling $36.2 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS funding obligated under awarded options in the active contracts is $29.9 million and $17.6 million, respectively. Most recently, we completed a successful public offering in June 2014 of 11.5 million shares of common stock at a price of $10.00 per share, which provided net proceeds to us of approximately $107.8 million. This financing and the recently completed SUL out-licensing transaction provide us liquidity through mid-2017. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of March 31, 2016, we had a net working capital deficit of $12.6 million, a decrease of approximately $14.1 million from the working capital surplus of $1.5 million at December 31, 2015. The decrease in working capital was principally due to our normal operating expenses associated with the development of our product candidates. Our principal sources of liquidity at March 31, 2016 were approximately $12.9 million in cash and cash equivalents; approximately $64.0 million in investments considered available-for-sale; and approximately $5.2 million in U.S. Government receivables. We anticipate our cash and investments will fund our operations through mid-2017.

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

We extended and executed additional lease obligations in 2015 for our Birmingham, Alabama operations, which increased the obligations by $5.6 million and extended the new obligations out to 2027. These operating lease obligations encompass future rental obligations of our Birmingham operating facilities.

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

With the funds available at March 31, 2016, we believe these resources will be sufficient to fund our operations through mid-2017. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events in the future. In order to continue our operations substantially beyond mid-2017, we will need to: (1) successfully secure or increase U.S. Government funding of our programs, including procurement contracts; (2) out-license rights to certain of our products or product candidates, pursuant to which we would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain additional product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Currency Hedge Agreement

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2016 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. As of March 31, 2016, the maximum amount of hedge collateral we may be required to post is $9.8 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of March 31, 2016, no collateral was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical testing, clinical trials, and, to the extent applicable, post-marketing commitments, for our HAE product candidates, RAPIVAB, BCX4430, and our other research and development efforts;

•	the further preclinical development, clinical development, commercialization, or post marketing studies by either us or partners of our product candidates and products, including our HAE program, RAPIVAB, BCX4430, and early stage discovery programs;

•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of BCX4430;

•	the potential for government stockpiling orders of RAPIVAB, additional regulatory approvals of RAPIVAB or milestones royalties or profit from commercial sales of RAPIVAB by us or our partners;

•	the potential use of RAPIVAB as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our drug candidates;

•	plans, programs, progress and potential success of our collaborations, including SUL for RAPIVAB, Mundipharma for forodesine and Shionogi and Green Cross for peramivir in their territories;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;

•	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;

•	our ability to raise additional capital to fund our operations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We and our partners are performing research on or developing products for the treatment of several disorders including HAE and recurrent/refractory peripheral T-cell lymphoma, as well as broad spectrum antivirals that may be developed as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with Eisai Co. Ltd.’s TARGRETIN ® for cutaneous T-lymphoma; the current neuraminidase inhibitors marketed by GSK and Roche for influenza; CINRYZE ® , KALBITOR ® and FIRAZYR ® , marketed by Shire Pharmaceuticals, Inc. for HAE; and BERINERT ® , marketed by CSL for HAE. Therapeutic products with potentially promising data to treat Ebola include Mapp Biopharmaceutical, Inc.’s ZMapp (antibody-based) and Gilead Sciences, Inc.’s product currently under development (small molecule), both of which have been used in Ebola infected patients. Further, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and molecules in development in the fields of HAE and in other therapeutic areas where we have discovery and development efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

Our or our partners’ activities related to RAPIVAB, or any of our other products under development and following their regulatory approval, are subject to regulatory and law enforcement authorities in addition to the FDA, including the Federal Trade Commission, the Department of Justice, and state and local governments. In the case of our collaboration with SUL, although SUL is responsible for RAPIVAB marketing and commercialization efforts, we continue to carry certain risks associated with RAPIVAB because we hold the RAPIVAB NDA. For example, we are responsible for reporting adverse drug experiences, we have responsibility for certain post-approval studies, we may have responsibilities and costs related to a recall or withdrawal of RAPIVAB from sale, we may incur liability associated with RAPIVAB manufacturing contracted by us or in support of any of our partners, we are required to maintain records and provide data and reports to regulatory agencies related to RAPIVAB (e.g. risk evaluation and mitigation strategies, track and trace requirements, adverse events), and we may incur certain promotional regulatory and government pricing risks, all of which could have a material adverse impact on our operations and financial condition. In addition, we are now subject to the federal physician sunshine act and certain similar legislation in various states. We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including both federal and state anti-kickback laws. Although we seek to comply with these statutes, it is possible that our practices, or those of our distributors, might be challenged under anti-kickback or similar laws. Violations of the physician sunshine act and similar state legislation or the fraud and abuse laws may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, and future exclusion from participation in government healthcare programs.

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

We and our partners may be subject to new legislation, regulatory proposals and healthcare payor initiatives that may increase our costs of compliance and adversely affect our or our partners’ ability to market our products, including RAPIVAB, obtain collaborators and raise capital.

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

Our stock price has been, and is likely to continue to be, highly volatile, which could cause the value of an investment in our common stock to decline significantly.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2016, the 52-week range of the market price of our stock was from $1.63 to $16.83 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of April 30, 2016, there were 73,692,799 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of April 30, 2016, there were 10,929,679 stock options and restricted stock units outstanding, 121,453 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 463,227 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2016.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 8, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 8, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

(10.1)†	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated February 25, 2016. (Portions omitted pursuant to request for confidential treatment.)

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

( )	Filed or furnished herewith.
†	Confidential treatment requested.

