Form 10-Q
period 2016-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2016-08-08
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of July 31, 2016 was 73,700,542.

BIOCRYST PHARMACEUTICALS, INC.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements:	3
Consolidated Balance Sheets — June 30, 2016 and December 31, 2015	3
Consolidated Statements of Comprehensive Loss — Three and Six Months Ended June 30, 2016 and 2015	4
Consolidated Statements of Cash Flows — Six Months Ended June 30, 2016 and 2015	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33
Part II. Other Information
Item 1A. Risk Factors	34
Item 6. Exhibits	49
Signatures	50
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and December 31, 2015

(In thousands, except per share data)

	2016 (Unaudited)	2015 (Note 1)
Assets
Cash and cash equivalents	$8,661	$28,899
Restricted cash	4,426	1,612
Investments	27,079	22,664
Receivables from collaborations	2,234	6,243
Inventory	1,949	1,612
Prepaid expenses and other current assets	1,674	2,674
Deferred collaboration expense	89	90

Total current assets	46,112	63,794
Investments	24,154	47,683
Property and equipment, net	10,112	5,149
Deferred collaboration expense	229	265
Other assets	1,610	5,468

Total assets	$82,217	$122,359

Liabilities and Stockholders’ Equity
Accounts payable	$5,051	$9,307
Accrued expenses	11,783	16,237
Interest payable	9,203	6,746
Deferred collaboration revenue	2,134	2,163
Non-recourse notes payable	28,023	27,804

Total current liabilities	56,194	62,257
Deferred collaboration revenue	8,776	9,674
Deferred rent	297	329
Foreign currency derivative	974	—
Lease financing obligation	2,589	2,375
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 73,701 in 2016 and 73,355 in 2015	737	734
Additional paid-in capital	562,634	558,113
Accumulated other comprehensive income (loss)	46	(206)
Accumulated deficit	(550,030)	(510,917)

Total stockholders’ equity	13,387	47,724

Total liabilities and stockholders’ equity	$82,217	$122,359

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Three and Six Months Ended June 30, 2016 and 2015

(In thousands, except per share data-Unaudited)

	Three Months		Six Months
	2016	2015	2016	2015
Revenues
Product sales, net	$—	$—	$—	$537
Royalty revenue	629	132	2,519	1,650
Collaborative and other research and development	4,158	25,710	7,088	30,481
Total revenues	4,787	25,842	9,607	32,668
Expenses
Cost of products sold	—	—	—	15
Research and development	14,166	16,524	34,745	33,644
General and administrative	2,724	3,534	5,936	7,595
Royalty	27	442	104	502
Total operating expenses	16,917	20,500	40,785	41,756
(Loss) income from operations	(12,130)	5,342	(31,178)	(9,088)
Interest and other income	147	116	586	233
Interest expense	(1,421)	(1,306)	(2,891)	(2,621)
(Loss) gain on foreign currency derivative	(2,877)	749	(5,630)	1,213
Net (loss) income	$(16,281)	$4,901	$(39,113)	$(10,263)
Basic net (loss) income per common share	$(0.22)	$0.07	$(0.53)	$(0.14)
Diluted net (loss) income per common share	$(0.22)	$0.06	$(0.53)	$(0.14)
Weighted average shares outstanding, basic	73,695	72,642	73,648	72,492
Weighted average shares outstanding, diluted	73,695	76,760	73,648	72,492
Unrealized (loss) gain on available for sale investments	(2)	(102)	252	38
Comprehensive (loss) income	$(16,283)	$4,799	$(38,861)	$(10,225)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2016 and 2015

(In thousands-Unaudited)

	2016	2015
Operating activities
Net loss	$(39,113)	$(10,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136	94
Stock-based compensation expense	4,491	5,934
Amortization of debt issuance costs	220	220
Amortization of premium/discount on investments	302	266
Change in fair value of foreign currency derivative	6,441	332
Changes in operating assets and liabilities:
Receivables	4,009	5,194
Inventory	(337)	(625)
Prepaid expenses and other assets	1,000	503
Deferred collaboration expense	37	(136)
Accounts payable and accrued expenses	(8,742)	8,612
Interest payable	2,457	(1,579)
Deferred revenue	(927)	5,820

Net cash (used in) provided by operating activities	(30,026)	14,372

Investing activities
Acquisitions of property and equipment	(5,099)	(934)
Change in restricted cash	(2,814)	(1,419)
Purchases of investments	—	(19,407)
Sales and maturities of investments	19,064	24,884

Net cash provided by investing activities	11,151	3,124

Financing activities
Sale of common stock, net	—	1,175
Net proceeds from common stock issued under stock-based compensation plans	33	3,570
Payment of foreign currency derivative collateral	(1,610)	—
Increase in lease financing obligation	214	—

Net cash (used in) provided by financing activities	(1,363)	4,745

(Decrease) increase in cash and cash equivalents	(20,238)	22,241
Cash and cash equivalents at beginning of period	28,899	54,540

Cash and cash equivalents at end of period	$8,661	$76,781

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

Based on its current operating plans, the Company expects it has sufficient liquidity, with its existing cash, restricted cash and investments of $64,320, to continue its planned operations through mid-2017. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations substantially beyond mid-2017 it will need to: (1) successfully secure or increase U.S. Government funding of its programs, including procurement contracts; (2) out-license rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain additional product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings pursuant to its registration statements on Form S-3 initially filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015 and November 6, 2013. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

Reclassifications

During the first quarter of 2016, the Company adopted Accounting Standards Update No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Accordingly, debt issuance costs of $2,196 classified as other current assets as of December 31, 2015 have been reclassified and netted against non-recourse notes payable to conform to the 2016 presentation.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, certificates of deposit, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of June 30, 2016 reflects $3,022 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,404 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its new Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At June 30, 2016, the Company believes that the costs of its investments are recoverable in all material respects.

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

	June 30, 2016
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$14,081	$38	$8	$—	$14,127
Corporate debt securities	16,641	147	23	(1)	16,810
Certificates of deposit	20,258	22	23	(7)	20,296

Total investments	$50,980	$207	$54	$(8)	$51,233

	December 31, 2015
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$26,557	$88	$—	$(99)	$26,546
Corporate debt securities	21,820	184	—	(41)	21,963
Certificates of deposit	21,884	21	5	(72)	21,838

Total investments	$70,261	$293	$5	$(212)	$70,347

The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2016 and December 31, 2015.

	2016	2015
Maturing in one year or less	$27,079	$22,664
Maturing after one year through two years	18,164	28,395
Maturing after two years	5,990	19,288

Total investments	$51,233	$70,347

Receivables from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi and Seqirus UK Limited (“SUL”), and product sales to SUL. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At June 30, 2016 and December 31, 2015, the Company had the following receivables.

	June 30, 2016
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$723	$1,273	$1,996
Shionogi & Co. Ltd.	145	—	145
Seqirus UK Limited	37	56	93

Total receivables	$905	$1,329	$2,234

	December 31, 2015
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$5,536	$5,536
Shionogi & Co. Ltd.	469	—	469
Seqirus UK Limited	210	28	238

Total receivables	$679	$5,564	$6,243

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

Inventory

At June 30, 2016 and December 31, 2015, the Company’s inventory consisted of RAPIVAB work in process. Inventory is stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

During 2014, in connection with the U.S. Food and Drug Administration (“FDA”) approval of RAPIVAB, the Company began capitalizing costs associated with the production of RAPIVAB inventories.

The Company’s inventory consisted of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Work in process	$1,949	$1,612

Inventories	$1,949	$1,612

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over a life of three years. Laboratory equipment, office equipment, and software are depreciated over a life of five years. Furniture and fixtures are depreciated over a life of seven years. Leasehold improvements are amortized over their estimated useful lives or the expected lease term, whichever is less. Property consists of a leased building which did not meet the sale-leaseback criteria and is recorded at its fair value, less depreciation. The building is being depreciated over a period equal to the expected term of the related lease.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of June 30, 2016 and December 31, 2015, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive income (loss) are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. During the six months ended June 30, 2016, realized gains of $10 were reclassified out of accumulated other comprehensive income (loss). During the six months ended June 30, 2015, realized gains of $12 were reclassified out of accumulated other comprehensive income (loss).

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

Discounts and Sales Incentives

Discounts and other sales incentives primarily consist of Inventory Management Agreement (“IMA”) Fees. Per contractual agreements with the Company’s specialty distributors, the Company provides an IMA fee based on a percentage of their purchases of RAPIVAB. The IMA fee rates are set forth in individual contracts. The Company tracks sales to these distributors each period and accrues a liability relating to the unpaid portion of these fees by applying the contractual rates to such product sales. With the completion of the SUL collaboration, all peramivir sales (i.e., RAPIVAB, RAPIACTA, and PERAMIFLU) will be made by the Company’s partners, except for U.S. Government stockpiling sales, and the Company will be reliant on these partners to generate sales and to provide for discounts and sales incentives.

Product Returns

The Company does not record a product return allowance as it does not offer the ability to return goods once a bonafide shipment has been accepted by a specialty distributor.

The Company recorded the following revenues for the three and six months ended June 30, 2016 and 2015:

	Three Months		Six Months
	2016	2015	2016	2015
Product sales, net	$—	$—	$—	$537
Royalty revenue	629	132	2,519	1,650
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	3,709	3,731	6,033	8,206
Shionogi (Japan)	296	296	592	592
Seqirus UK Limited	153	21,683	463	21,683
Total collaborative and other research and development revenues	4,158	25,710	7,088	30,481

Total revenues	$4,787	$25,842	$9,607	$32,668

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended June 30, 2016 and 2015 was $1,338 and $1,306, respectively, and for the six months ended June 30, 2016 and 2015 was $2,677 and $2,621, respectively, and relates to the issuance of the PhaRMA Notes (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes have been capitalized and are netted against the non-recourse notes payable on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $110 for each of the three months ended June 30, 2016 and 2015, and $220 for each of the six months ended June 30, 2016 and 2015.

Lease Financing Obligation

Based on the terms of the lease agreement for the new research facility in Birmingham, Alabama, the Company had construction period risks during the construction period and the Company was deemed the owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded an asset of $1,589, representing the Company’s leased portion of the building and recorded a corresponding liability. Upon completion of leasehold improvement construction, the Company did not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease is accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease of 20.5 years, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease or construction in process. Interest expense for the three and six months ended June 30, 2016 includes $83 and $214, respectively, related to the lease financing obligation.

At June 30, 2016, the lease financing obligation balance was $2,589 and was recorded as a long term liability on the consolidated balance sheets. The remaining future minimum payments under the lease financing obligation are $4,839.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the six months ended June 30, 2016 and 2015 resulted in losses of $6,441 and $332, respectively. Mark-to-market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on thresholds defined in the Currency Hedge Agreement. In addition, the Company realized currency exchange gains of $811 and $1,545 during the first six months of 2016 and 2015, respectively, associated with the exercise of a U.S. dollar/Japanese yen currency option under the Currency Hedge Agreement. As of June 30, 2016, $1,610 of hedge collateral was posted under the agreement. No hedge collateral was posted as of December 31, 2015.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein, except for the three months ended June 30, 2015 for which diluted income per share is $0.06 and basic income per share is $0.07 per share, because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended June 30, 2016 does not include 885 of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2016 and 2015 does not include 1,091 and 4,038, respectively, of such potential common shares, as their impact would be anti-dilutive.

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

The Company’s primary source of revenue that has an underlying cash flow stream is the reimbursement of RAPIVAB and BCX4430 development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS. The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its RAPIVAB and BCX4430 programs. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion (as with the June 30, 2014 BARDA/HHS peramivir development contract) or termination of the NIAID/HHS and BARDA/HHS BCX4430 contracts could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. In addition, the Company also recognizes royalty revenue from the net sales of RAPIACTA by Shionogi; however, the underlying cash flow from these royalty payments goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. Further, the Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company in fiscal year 2017, but early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Adoption of this standard had no impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11: Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update does not apply to inventory that is measured using last-in, first-out or the retail inventory method. The update applies to all other inventory, which includes inventory that is measured using first-in, first-out or average cost methods. The amendments in ASU 2015-11 will be effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2016. The amendments must be applied prospectively and early adoption is permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03: Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015 and requires retrospective application for all periods presented. The Company adopted ASU 2015-03 in the first quarter of 2016. Adoption did not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) , which defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. ASU 2014-15 is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its financial statements and disclosures.

In May 2014, the FASB issued Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective January 1, 2018; however, early adoption is permitted any time after the original effective date, January 1, 2017. Companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Note 2 — Stock-Based Compensation

As of June 30, 2016, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in April 2016 and approved by the Company’s stockholders in May 2016. The ESPP was amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $4,491 ($4,402 of expense related to the Incentive Plan and $89 of expense related to the ESPP) was recognized during the first six months of 2016, while $5,934 ($5,840 of expense related to the Incentive Plan and $94 of expense related to the ESPP) was recognized during the first six months of 2015.

There was approximately $18,417 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock unit awards granted by the Company as of June 30, 2016. That cost is expected to be recognized as follows: $3,782 during the remainder of 2016, $6,966 in 2017, $4,703 in 2018, $2,586 in 2019 and $380 in 2020. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests. At the time of vesting, compensation expense will be recognized.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Since March 1, 2011, stock option awards granted to employees generally vest 25% each year until fully vested after four years. In January 2013, the Company made retention grants of stock option awards and restricted stock units. These awards vest 50% each year until fully vested after two years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of June 30, 2016, 75% of the August 2013 grants have vested based upon achievement of three milestones: (1) successful completion of the OPuS-1 clinical trial, for which vesting occurred in the second quarter of 2014, (2) FDA approval of RAPIVAB for which vesting occurred in the fourth quarter of 2014, and (3) initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers, for which vesting occurred in the second quarter of 2015. Thus, as of June 30, 2016, 25% of the August 2013 performance-based grants and 100% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2015	16	10,671	$7.50
Plan amendment	3,800	—	—
Restricted stock unit awards granted	(21)	—	—
Restricted stock unit awards cancelled	15	—	—
Stock option awards granted	(2,120)	2,120	3.21
Stock option awards exercised	—	(79)	2.32
Stock option awards cancelled	499	(499)	11.24

Balance June 30, 2016	2,189	12,213	$6.63

For stock option awards granted under the Incentive Plan during the first six months of 2016 and 2015, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first six months of 2016 and 2015 was $2.18 and $8.21, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first six months of 2016 and 2015. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2016	2015
Expected Life in Years	5.6	5.5
Expected Volatility	82%	83%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	1.4%	1.5%

Employee Stock Purchase Plan

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 463 shares remain available for purchase at June 30, 2016. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 34 shares during the first six months of 2016 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of BCX4430 as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support BCX4430 drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of June 30, 2016, a total of $20,574 has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of BCX4430 as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including amendments, are to file IND applications for intravenous (“i.v.”) and intramuscular (“i.m.”) BCX4430 for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, to study BCX4430 as a treatment for Ebola virus disease and to conduct an initial Phase 1 human clinical trial. BCX4430 is the lead compound in the Company’s BSAV research program. On June 30, 2016, NIAID/HHS granted an additional $5,475 to BioCryst for the development of BCX4430 as a treatment for hemorrhagic fever viruses. As of June 30, 2016, the total NIAID/HHS contract amount to advance the program through the completion of the Phase I clinical program could be up to $39,477, if all contract options are exercised. As of June 30, 2016, a total of $35,350 has been awarded under the exercised options within this contract.

The contracts with BARDA/HHS and NIAID/HHS are cost-plus-fixed-fee contracts. That is, the Company is entitled to receive reimbursement for all costs incurred in accordance with the contract provisions that are related to the development of BCX4430 plus a fixed fee, or profit. BARDA/HHS and NIAID/HHS will make periodic assessments of progress and the continuation of the contract is based on the Company’s performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate these contracts. These contracts are terminable by the government at any time for breach or without cause.

Seqirus UK Limited (“SUL”). On June 16, 2015, the Company and Seqirus UK Limited (“SUL”), a limited company organized under the laws of the United Kingdom and a subsidiary of CSL Limited, a company organized under the laws of Australia, entered into a License Agreement (the “SUL Agreement”) granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize RAPIVAB (peramivir injection) for the treatment of influenza except for the rights to conduct such activities in Israel, Japan, Korea and Taiwan (the permitted geographies together constituting the “Territory”). RAPIVAB is an intravenous treatment for acute uncomplicated influenza and is currently licensed for use in the United States, Japan and Korea. RAPIVAB is the first and only intravenous influenza treatment in the world and was approved by the FDA in December 2014 for the treatment of acute uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days. The Company retains all rights and associated economics to procure pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL has the right to pursue government stockpiling outside the U.S.

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

In December 2013, the Company submitted an NDA for RAPIVAB to the FDA. Under the terms of the SUL Agreement, the Company is responsible for fulfilling all post-marketing approval commitments in connection with the FDA's approval of the NDA, and upon fulfillment will transfer ownership of and financial responsibility for the NDA to SUL. Pursuant to potential rights to sell RAPIVAB in Canada and the EU, the Company is also responsible for regulatory filings and interactions with the Health Canada and the European Medicines Agency ("EMA") until marketing approval for RAPIVAB is obtained and assigned to SUL. In January 2016, the Company submitted a New Drug Submission (“NDS”) for RAPIVAB in Canada, seeking approval for treatment of acute uncomplicated influenza in adult patients. In accordance with the SUL Agreement, the Company and SUL formed a joint steering committee, composed of an equal number of representatives from each party, to oversee, review and coordinate the conduct and progress of the commercialization of RAPIVAB in the Territory and any additional development.

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

On September 1, 2014, Royalty Sub was unable to pay the full amount of interest payable to avoid an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of June 30, 2016, the PhaRMA Notes remain in default.

As of June 30, 2016, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

The PhaRMA Notes are redeemable at the option of Royalty Sub at any time at a redemption price equal to the outstanding principal balance of the PhaRMA Notes being redeemed plus accrued and unpaid interest through the redemption date on the PhaRMA Notes being redeemed.

Foreign Currency Hedge

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, the Company has the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which the Company may be required to pay a premium in each year from 2017 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $1,950 will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement.

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments for the six months ended June 30, 2016 and 2015 resulted in losses of $6,441 and $332, respectively. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of June 30, 2016, $1,610 of hedge collateral was posted under the Currency Hedge Agreement. The Company will not be required to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of June 30, 2016, the maximum amount of hedge collateral the Company may be required to post is $7,800.

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

Recent Corporate Highlights

RAPIVAB (peramivir injection)

RAPIVAB was approved by the FDA on December 19, 2014 and on June 16, 2015 we entered into a license agreement granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize RAPIVAB (peramivir injection) for the treatment of influenza on a worldwide basis except in Israel, Japan, Korea and Taiwan. With the approval, commercial availability and out-licensing collaboration of RAPIVAB, we have moved our focus to: (1) obtaining a stockpiling procurement contract with the U.S. Government to realize the strategic value of this program; (2) fulfilling our post-approval development requirements, including conducting a pediatric trial and a trial in elderly/high risk influenza patients; and (3) submitting a Marketing Authorization Application (“MAA”) and New Drug Submission (“NDS”) in the European Union (“EU”) and Canada, respectively, to allow SUL the ability to commercialize the drug in those regions. In January 2016, we submitted a NDS for RAPIVAB in Canada, seeking approval for the treatment of acute uncomplicated influenza in adult patients.

HAE Program

Avoralstat

On December 18, 2014, we announced the dosing of the first patient in OPuS-2 (Oral ProphylaxiS-2), a blinded, randomized, placebo-controlled clinical trial of orally-administered avoralstat in patients with hereditary angioedema (“HAE”). OPuS-2 was a 12-week, three-arm, parallel cohort design trial to evaluate the efficacy and safety of two doses of avoralstat, 300 mg and 500 mg, administered three-times daily compared with placebo. This trial was conducted in the U.S. and select European countries. The primary efficacy endpoint for the trial was the mean angioedema attack rate for each avoralstat dose group compared to placebo. On February 8, 2016, we announced results from OPuS-2. In the OPuS-2 study, HAE patients with a historical attack frequency of greater than 0.45 attacks per week were randomized to treatment with either 500 mg or 300 mg of avoralstat, or placebo, administered three times daily for 12 weeks. Thirty-eight subjects received avoralstat 500 mg, 36 subjects received avoralstat 300 mg, and 36 subjects received placebo. Treatment with 500 mg and 300 mg of avoralstat three times daily failed to demonstrate a statistically significantly lower mean attack rate versus placebo. The mean (standard deviation) attack rates per week were 0.63 (0.57) on avoralstat 500mg and 0.71 (0.66) on avoralstat 300mg, compared to 0.61 (0.41) on placebo. Statistically significant improvements in duration of attacks and in the Angioedema Quality of Life total score were observed comparing the 500 mg three times a day avoralstat arm to placebo. Following the analysis of OPuS-2 results, the decision was made to discontinue further development of the softgel avoralstat formulation in order to focus development efforts on novel dosage forms of avoralstat to achieve meaningfully better drug exposure.

In August 2016, we reported a clinical pharmacology study of several avoralstat dosage formulations was nearing completion. Cohorts of healthy volunteers have received single doses ranging from 200 mg to 2000 mg of avoralstat in tablet or suspension formulations, with no clinically significant adverse events reported. While these dosing formulations have improved total avoralstat exposure (AUC) up to approximately five-fold compared to a 500 mg dose given as soft gel capsules, the plasma concentration-time profile has not met our objectives of twice-daily dosing with drug levels at or above the target range. For that reason, we have decided to stop further development of avoralstat.

BCX7353

In January 2015, we selected BCX7353 to advance into Phase 1 development as a once-daily, oral prophylactic HAE treatment. In October 2015, we successfully completed a Phase 1 clinical trial of BCX7353 in Western and Japanese healthy volunteers. In the Western portion of this trial, we studied BCX7353 single doses of up to 1000mg, once-daily doses of up to 500mg for seven days, and once-daily doses of 350mg for 14 days in healthy Western volunteers. Plasma levels increased in approximate proportion to dose, and drug exposure was not affected by dosing with food. The half-life of BCX7353 was estimated at 50-60 hours. After daily dosing, blood levels met or exceeded a predicted target therapeutic range throughout the 24 hour dosing interval. Inhibition of the target enzyme, plasma kallikrein, was measured in a sensitive and specific bioassay. Daily dosing with BCX7353 strongly inhibited plasma kallikrein at all four dose levels; the degree of inhibition was dose-related (p < 0.0001) and inhibition was sustained throughout the 24 hour dosing interval. This pharmacodynamic effect correlated strongly to the achieved drug concentration (r = 0.91, p < 0.0001).

In the Japanese portion of this trial, we enrolled cohorts of healthy Japanese volunteers and gave single oral doses of BCX7353 of 100mg and 500mg, and daily doses of 250mg of BCX7353 for seven days. Compared to Western subjects administered the same dose level, plasma drug levels in Japanese subjects were moderately higher. Kallikrein inhibition on day seven of daily dosing with 250mg in Japanese subjects was similar to that seen at the 350mg daily and 500mg daily dose levels in Western subjects.

The combined data from all Phase 1 clinical trials completed as of July 2016 indicates that oral BCX7353 has been generally safe and well tolerated in a total of 117 healthy volunteers, 46 receiving single doses of up to 1000 mg, and 71 receiving once-daily doses of up to 500 mg for 7 days and 350 mg for 14 days. In our Phase 1 trials, we have observed an approximate 5% rate of drug-related rash in healthy volunteers administered daily doses of BCX7353 for at least 7 days. This drug-related rash appears within the first 14 days of drug administration and resolves within a few days after discontinuing drug. No serious adverse events have been seen and no dose-limiting toxicity has been identified. There have been no clinically significant laboratory abnormalities, ECG changes, or vital sign changes observed.

The safety, tolerability, drug exposure and on-target plasma kallikrein inhibition results strongly support advancing the development program into a Phase 2 study in HAE patients. A Phase 2 trial (“APeX-1”) to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of BCX7353 for prophylaxis of angioedema attacks in patients with HAE has received regulatory approval in Canada and several European countries, and patient screening has commenced.

APeX-1 is a two-part, Phase 2, randomized, double-blind, placebo-controlled proof of concept and dose ranging trial studying BCX7353 as a preventative treatment to eliminate or reduce the frequency of angioedema attacks in HAE patients. Up to a total of approximately 50 eligible subjects with HAE will be enrolled in the trial.

In part 1 of APeX-1, up to 36 subjects with HAE will be randomized in a 1:1 ratio to receive an oral dose of either 350 mg of BCX7353 once daily or placebo once daily for four weeks. An interim analysis will be conducted after the first 24 subjects have completed treatment through study day 28. If a robust treatment effect is observed at the interim analysis, Part 2 of the study will be initiated. In the event the treatment effect is not well characterized with 24 subjects, a total of up to approximately 36 subjects may be enrolled in part 1 under the existing protocol. The sample size in Part 1 was kept flexible to cover a range of response options. To characterize dose-response in part 2 of APeX-1, 14 additional subjects with HAE will be randomized to 250mg of BCX7353 once daily (n=6), 125mg of BCX7353 once daily (n=6) or placebo (n=2).

The primary efficacy endpoint of APeX-1 is the number of angioedema attacks; attack rate per week, counts of attacks, proportion of subjects with no attacks, and number of attack-free days. Secondary efficacy endpoints include severity and duration of angioedema attacks, and measures of health-related quality of life. Safety will be characterized through evaluation of adverse events and laboratory testing.

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

Other 2nd generation kallikrein inhibitors

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

BCX4430

In December 2014, we began dosing subjects in a randomized, placebo-controlled Phase 1 clinical trial to evaluate i.m. administration of BCX4430 in healthy volunteers. The main goals of this first-in-human study are to evaluate the safety, tolerability and pharmacokinetics of escalating doses of BCX4430 administered via i.m. injection in healthy subjects. In May 2016, we completed the Phase I trial. Single doses of BCX4430 ranging from 0.3 to 10 mg/kg were administered, and daily doses of 2.5 mg/kg to 10 mg/kg were administered for 7 days. Exposure to BCX4430 was dose-proportional. BCX4430 dosing was generally safe and well-tolerated, and there were no grade 3 or 4 adverse events.

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

Additional studies of BCX4430 in the same mouse model were conducted at Utah State University. In one study, surviving mice that were previously treated with the standard dose of BCX4430 after initial Zika virus challenge, were re-challenged with the Zika virus on Day 28, without additional BCX4430 treatment. All the re-challenged mice survived through day 56 with no disease signs observed, indicating the development of effective immune responses. A further experiment using the same AG129 mouse model tested the delayed treatment with BCX4430 after viral challenge. Groups of mice received BCX4430 150 mg/kg twice-daily by i.m. injection starting on days 1, 3, 5, or 7 post infection, or vehicle (control group). All BCX4430 treated groups showed a statistically significant survival benefit compared to vehicle controls.

Results of Operations (three months ended June 30, 2016 compared to the three months ended June 30, 2015)

For the three months ended June 30, 2016, total revenues were $4.8 million as compared to $25.8 million for the three months ended June 30, 2015. The decrease in revenue in the second quarter of 2016, as compared to 2015, resulted primarily from lower collaborative revenue associated with the SUL agreement due to the partial recognition of a one-time large upfront payment recognized in the second quarter of 2015 as well as lower collaborative revenue associated with BCX4430 development in the second quarter of 2016. Revenues in the second quarter of 2016 included $0.6 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $0.8 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430, $2.9 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of RAPIVAB and $0.5 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the second quarter of 2015 included $21.7 million of collaborative revenue related to recognizing revenue on a portion of the upfront payment from the SUL out-licensing transaction, $0.1 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $3.7 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and $0.3 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development (“R&D”) expenses decreased to $14.2 million for the second quarter of 2016 from $16.5 million in 2015. The decrease in 2016 R&D expenses, as compared to 2015, was primarily due to lower development costs associated with our BCX4430 program.

General and administrative (“G&A”) expenses decreased to $2.7 million for the second quarter of 2016 as compared to $3.5 million in 2015. The decrease reflects a general reduction of administrative expenses throughout the Company in the second quarter of 2016, as compared to the second quarter of 2015. With the completion of the SUL transaction we do not anticipate incurring substantial commercial expenses to promote RAPIVAB in the future.

Interest expense, which is primarily related to the non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011, was $1.4 million in the second quarter of 2016, compared to $1.3 million in the second quarter of 2015.

A mark-to-market loss of $3.7 million was also recognized in the second quarter of 2016 related to our foreign currency hedge, compared to a mark-to-market loss of $0.8 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized a currency exchange gain of $0.8 million and $1.5 million, respectively, in the second quarter of 2016 and 2015 related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

Results of Operations (six months ended June 30, 2016 compared to the six months ended June 30, 2015)

For the six months ended June 30, 2016, total revenues were $9.6 million as compared to $32.7 million for the six months ended June 30, 2015. The decrease in 2016 revenue was primarily due to recognizing $21.7 million of revenue on a portion of the upfront payment from the SUL transaction in the first six months of 2015. Revenues in the first six months of 2016 included $2.5 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $3.1 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430, $2.9 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of RAPIVAB and $0.6 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the first six months of 2015 included $21.7 million of collaborative revenue related to the SUL Agreement, $1.7 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $8.2 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of BCX4430 and $0.6 million associated with collaborative revenue amortization from other corporate partnerships. In addition, we recorded approximately $0.5 million of RAPIVAB revenue under the “Sell-Through” revenue recognition methodology.

R&D expenses increased to $34.7 million for the first six months of 2016 from $33.6 million in 2015. The increase in 2016 R&D expenses, as compared to 2015, reflects increased spending on our RAPIVAB program, somewhat offset by decreased development activity in our BCX4430 program.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
R&D expenses by program:
Avoralstat	$3,270	$5,848	$11,634	$12,094
BCX7353	4,881	2,044	9,497	2,044
BCX4430	1,452	3,678	3,751	6,352
2nd generation kallikrein inhibitors	885	2,181	1,030	8,062
RAPIVAB	1,397	892	3,662	2,038
Other research, preclinical and development costs	2,281	1,881	5,171	3,054

Total R&D expenses	$14,166	$16,524	$34,745	$33,644

G&A expenses decreased to $5.9 million for the first six months of 2016 as compared to $7.6 million in 2015. The decrease of $1.7 million was primarily due to lower unrestricted grants awarded to HAE patient advocacy groups, as well as a general reduction of administrative expenses in 2016.

Interest expense, which is primarily related to the non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011, was $2.9 million in the first six months of 2016, compared to $2.6 million in the first six months of 2015.

A mark-to-market loss of $6.4 million was recognized in the first six months of 2016 related to our foreign currency hedge, compared to a mark-to-market loss of $0.3 million in the same period in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized a currency exchange gain of $0.8 million and $1.5 million, respectively, in the second quarter of 2016 and 2015 related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2016 operating expenses to exceed our 2016 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and BCX4430; and to a lesser extent, the PhaRMA Notes financing. To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS BCX4430 development contract totaling $39.5 million, which is ongoing, and a BARDA/HHS BCX4430 development contract totaling $39.1 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS funding obligated under awarded options in the active contracts is $35.4 million and $20.6 million, respectively. Most recently, we completed a successful public offering in June 2014 of 11.5 million shares of common stock at a price of $10.00 per share, which provided net proceeds to us of approximately $107.8 million. This financing and the recently completed SUL out-licensing transaction provide us liquidity through mid-2017. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of June 30, 2016, we had a net working capital deficit of $10.1 million, a decrease of approximately $11.6 million from the working capital surplus of $1.5 million at December 31, 2015. The decrease in working capital was principally due to our normal operating expenses associated with the development of our product candidates. Our principal sources of liquidity at June 30, 2016 were approximately $8.7 million in cash and cash equivalents; approximately $51.2 million in investments considered available-for-sale; and approximately $2.0 million in U.S. Government receivables. We anticipate our cash and investments will fund our operations through mid-2017.

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

With the funds available at June 30, 2016, we believe these resources will be sufficient to fund our operations through mid-2017. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events in the future. In order to continue our operations substantially beyond mid-2017, we will need to: (1) successfully secure or increase U.S. Government funding of our programs, including procurement contracts; (2) out-license rights to certain of our products or product candidates, pursuant to which we would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain additional product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

In June 2015, we entered into a License Agreement (the "SUL Agreement") granting SUL and its affiliates worldwide rights, excluding Israel, Japan, Korea and Taiwan, to develop, manufacture and commercialize RAPIVAB. The SUL Agreement provides for various types of payments, including a non-refundable upfront fee, milestone payments, and future royalties. Analysis of the SUL Agreement identified three deliverables: (i) license rights, (ii) inventory and (iii) regulatory support to obtain Canadian and EU marketing approvals. We received an upfront payment of $33.7 million from SUL of which $7.0 million was determined to be contingent upon EU marketing approval and will be deferred until that time. Approximately $21.7 million of the upfront payment was allocated to the license rights and recognized as revenue in the second quarter. Approximately $3.7 million of the upfront payment was allocated to the sale of inventory and was recognized in the third quarter when the inventory transfer was completed. Approximately $1.2 million of the revenue from the SUL Agreement will be recognized ratably over the expected period of involvement in these regulatory support activities.

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

Product Sales

We recognize revenue for sales of RAPIVAB when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment from our specialty distributors, utilizing the Sell-Through revenue recognition methodology. Product sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price was fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, prior to completion of the SUL transaction, we sold RAPIVAB to specialty distributors, who, in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations. With the completion of the SUL worldwide license of RAPIVAB, SUL will be responsible for sales of RAPIVAB, other than U.S. Government stockpiling sales. With the completion of the SUL collaboration, all peramivir sales (i.e., RAPIVAB, RAPIACTA, and PERAMIFLU) will be made by the Company’s partners, except for U.S. Government stockpiling sales, and the Company will be reliant on these partners to generate sales and provide for sales discounts and rebates.

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

Currency Hedge Agreement

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2017 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. As of June 30, 2016, the maximum amount of hedge collateral we may be required to post is $7.8 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of June 30, 2016, $1.6 million of collateral was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the preclinical development, clinical development, commercialization, or post-marketing studies of our product candidates and products, including our HAE program, RAPIVAB, BCX4430, and early stage discovery programs;

•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of BCX4430;

•	the potential for government stockpiling orders of RAPIVAB, additional regulatory approvals of RAPIVAB or milestones royalties or profit from commercial sales of RAPIVAB by us or our partners;

•	the potential use of RAPIVAB as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our drug candidates;

•	plans, programs, progress and potential success of our collaborations, including SUL for RAPIVAB, Mundipharma for forodesine and Shionogi and Green Cross for peramivir in their territories;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;

•	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;

•	our ability to raise additional capital to fund our operations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark-to-market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay an annual premium in the amount of $2.0 million from May 2017 through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less.

Item 4.     Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process and related regulatory process are complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential. We may suffer significant setbacks in pivotal pre-clinical studies and clinical trials (e.g. BCX4430, BCX7353, other kallikrein inhibitors and our other rare disease product candidates), even after earlier clinical trials show promising results. The development of our product candidates, including our clinical trials, may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any of our product candidates may produce undesirable side effects in humans. The pre-clinical and clinical data from our product candidates could cause us or regulatory authorities to interrupt, delay, modify or halt preclinical or clinical trials of a product candidate. Undesirable or inconclusive data or side effects in humans could also result in the FDA or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. In addition, the FDA or other regulatory agencies may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and regulatory agencies may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective and have acceptable commercial viability. Regulatory authorities may interrupt, delay or halt clinical trials for a product candidate for any number of reasons.

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

Although we have received Sakigake designation for BCX7353 in Japan, we may not experience a faster development, review or approval process compared to the conventional process.

Our clinical trials may not adequately show that our product candidates are safe or effective.

Progression of our product candidates through the clinical development process is dependent upon our trials indicating our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols. Failure to achieve any of these endpoints in any of our programs, including BCX7353, and our other rare disease product candidates, could result in delays in our trials or require the performance of additional unplanned trials. This could result in delays in the development of our product candidates and could result in significant unexpected costs or the termination of programs.

If our development collaborations with third parties, such as our development partners and contract research organizations, fail, the development of our product candidates will be delayed or stopped.

We rely heavily upon third parties for many important stages of our product candidate development, including but not limited to:

•	discovery of compounds that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	licensing or designing of enzyme inhibitors for development as product candidates;

•	execution of certain preclinical studies and late-stage development for our compounds and product candidates;

•	management of our clinical trials, including medical monitoring and data management;

•	execution of additional toxicology studies that may be required to obtain approval for our product candidates;

•	formulation improvement strategies and methods; and

•	manufacturing the starting materials and drug substance required to formulate our products and the product candidates to be used in our clinical trials, toxicology studies and any potential commercial product.

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

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon a very limited number of third-party manufacturers to manufacture the materials required for our product, product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers, which may be the only manufacturer we have engaged for a particular product, may encounter difficulties with meeting our requirements including but not limited to problems involving:

•	inconsistent production yields;

•	product liability claims or recalls of commercial product;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes that could strike their facilities or have an effect on infrastructure;

•	potential impurities in our drug substance or products that could affect availability of product for our clinical trials or future commercialization;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies, particularly associated with RAPIVAB and planned studies for BCX7353, BCX4430 and our early stage compounds.

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

We have completed work under a contract with BARDA/HHS for the development of our neuraminidase inhibitor, RAPIVAB. We also have entered into contracts with BARDA/HHS and NIAID/HHS for the development of BCX4430 as a treatment for diseases caused by RNA pathogens, including Marburg virus disease and Ebola virus disease. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or, if we are found to be in violation, could result in contract termination.

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

As our programs advance, our costs are likely to increase. Our current and planned discovery activities, pre-clinical and clinical trials, the related development, manufacturing, regulatory approval process requirements, and the additional personnel resources and testing required for supporting the development of our product candidates will consume significant capital resources. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to raise additional capital; the development progress of our collaborative agreements for our product candidates; the amount of funding we receive from NIAID/HHS and BARDA/HHS for BCX4430 or from other new partnerships with third parties for the development of our product candidates, including BCX7353 and our other rare disease product candidates; the commercial success of peramivir achieved by our partners; the amount or profitability of any orders for RAPIVAB or BCX4430 by any government agency or other party; the progress and results of our current and proposed clinical trials for our most advanced product candidates, including BCX7353 and our other rare disease product candidates; the progress made in the manufacture of our lead products and the progression of our other programs.

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

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including post approval studies for RAPIVAB, the progress, timeline and ultimate outcome of our kallikrein inhibitor, including the BCX7353 program (including, but not limited to, formulation progress, phase 3 trials, long-term human safety studies, and the timing of carcinogenicity or other required studies), the progress our other rare disease product candidates, funding for and continued successful development of BCX4430, and the progress of our early discovery programs. In addition, constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2016, the 52-week range of the market price of our stock was from $1.63 to $16.83 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of July 31, 2016, there were 73,700,542 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of July 31, 2016, there were 12,771,523 stock options and restricted stock units outstanding, 2,071,866 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 463,227 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 2016.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 8, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 8, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

(10.1)†	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated April 11, 2016. (Portions omitted pursuant to request for confidential treatment.)

(10.2)†	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated May 20, 2016. (Portions omitted pursuant to request for confidential treatment.)

(10.3)†	Amendment #18 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 30, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.4	Amended and Restated Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed May 23, 2016

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

( )	Filed or furnished herewith.
†	Confidential treatment requested.

