Form 10-Q
period 2016-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2016-11-08
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of October 31, 2016 was 73,758,320.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2016 and December 31, 2015

(In thousands, except per share data)

	2016 (Unaudited)	2015 (Note 1)
Assets
Cash and cash equivalents	$35,387	$28,899
Restricted cash	1,506	1,612
Investments	17,434	22,664
Receivables from collaborations	5,968	6,243
Inventory	2,232	1,612
Prepaid expenses and other current assets	2,007	2,674
Deferred collaboration expense	98	90

Total current assets	64,632	63,794
Investments	14,371	47,683
Property and equipment, net	10,095	5,149
Deferred collaboration expense	214	265
Other assets	2,190	5,468

Total assets	$91,502	$122,359

Liabilities and Stockholders’ Equity
Accounts payable	$2,760	$9,307
Accrued expenses	10,782	16,237
Interest payable	7,563	6,746
Deferred collaboration revenue	2,282	2,163
Non-recourse notes payable	28,133	27,804

Total current liabilities	51,520	62,257
Deferred collaboration revenue	8,480	9,674
Deferred rent	265	329
Foreign currency derivative	1,904	—
Lease financing obligation	2,675	2,375
Senior credit facility	22,665	—
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 73,758 in 2016 and 73,355 in 2015	738	734
Additional paid-in capital	564,791	558,113
Accumulated other comprehensive income (loss)	22	(206)
Accumulated deficit	(561,558)	(510,917)

Total stockholders’ equity	3,993	47,724

Total liabilities and stockholders’ equity	$91,502	$122,359

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2016 and 2015

(In thousands, except per share data-Unaudited)

	Three Months		Nine Months
	2016	2015	2016	2015
Revenues
Product sales, net	$—	$5,699	$—	$6,236
Royalty revenue	3,501	126	6,020	1,776
Collaborative and other research and development	4,262	5,162	11,350	35,643
Total revenues	7,763	10,987	17,370	43,655
Expenses
Cost of products sold	—	1,346	—	1,361
Research and development	14,105	20,067	48,850	53,711
General and administrative	2,756	2,731	8,692	10,326
Royalty	143	5	247	507
Total operating expenses	17,004	24,149	57,789	65,905
Loss from operations	(9,241)	(13,162)	(40,419)	(22,250)
Interest and other income	109	134	695	367
Interest expense	(1,465)	(1,241)	(4,356)	(3,862)
(Loss) gain on foreign currency derivative	(931)	(352)	(6,561)	861
Net loss	$(11,528)	$(14,621)	$(50,641)	$(24,884)
Basic and diluted net loss per common share	$(0.16)	$(0.20)	$(0.69)	$(0.34)
Weighted average shares outstanding	73,734	73,262	73,677	72,752
Unrealized (loss) gain on available for sale investments	(24)	91	228	129
Comprehensive loss	$(11,552)	$(14,530)	$(50,413)	$(24,755)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2016 and 2015

(In thousands-Unaudited)

	2016	2015
Operating activities
Net loss	$(50,641)	$(24,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311	137
Loss on disposal of property and equipment	21	—
Stock-based compensation expense	6,478	7,773
Amortization of debt issuance costs	335	329
Amortization of premium/discount on investments	499	459
Change in fair value of foreign currency derivative	7,372	793
Changes in operating assets and liabilities:
Receivables	275	1,995
Inventory	(620)	683
Prepaid expenses and other assets	667	872
Deferred collaboration expense	43	(117)
Accounts payable and accrued expenses	(12,066)	12,582
Interest payable	817	(512)
Deferred revenue	(1,075)	1,602

Net cash (used in) provided by operating activities	(47,584)	1,712

Investing activities
Acquisitions of property and equipment	(5,278)	(1,076)
Change in restricted cash	106	(1,472)
Purchases of investments	—	(48,343)
Sales and maturities of investments	38,272	35,874

Net cash provided by (used in) investing activities	33,100	(15,017)

Financing activities
Sale of common stock, net	—	1,175
Net proceeds from common stock issued under stock-based compensation plans	204	4,217
Proceeds from senior credit facility	22,658	—
Payment of foreign currency derivative collateral	(2,190)	—
Increase in lease financing obligation	300	—

Net cash provided by financing activities	20,972	5,392

Increase (decrease) in cash and cash equivalents	6,488	(7,913)
Cash and cash equivalents at beginning of period	28,899	54,540

Cash and cash equivalents at end of period	$35,387	$46,627

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

Based on its current operating plans, the Company expects it has sufficient liquidity, with its existing cash, restricted cash and investments of $68,698, to continue its planned operations into 2018. The Company’s liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events in the future. In order to continue its operations substantially beyond 2017 it will need to: (1) successfully secure or increase U.S. Government funding of its programs, including procurement contracts; (2) out-license rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain additional product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings pursuant to its registration statement on Form S-3 initially filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015. The Company will continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, JPR Royalty Sub LLC (“Royalty Sub”) and MDCP, LLC (“MDCP”). Both subsidiaries were formed to facilitate financing transactions for the Company. Royalty Sub was formed in connection with a $30,000 financing transaction the Company completed on March 9, 2011. See Note 4, Royalty Monetization, for a further description of this transaction. MDCP was formed in connection with a $23,000 Senior Credit Facility the Company closed on September 23, 2016. See Note 5, Senior Credit Facility, for a further description of this transaction. All intercompany transactions and balances have been eliminated.

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

Restricted Cash

Restricted cash as of September 30, 2016 reflects $101 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,405 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its new Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At September 30, 2016, the Company believes that the cost of its investments is recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair values of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These valuations are based on observable direct and indirect inputs, primarily quoted prices of similar, but not identical, instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. These fair values are obtained from independent pricing services which utilize Level 2 inputs.

	September 30, 2016
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$6,186	$15	$3	$—	$6,204
Corporate debt securities	7,187	24	5	(1)	7,215
Certificates of deposit	18,342	29	19	(4)	18,386

Total investments	$31,715	$68	$27	$(5)	$31,805

	December 31, 2015
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$26,557	$88	$—	$(99)	$26,546
Corporate debt securities	21,820	184	—	(41)	21,963
Certificates of deposit	21,884	21	5	(72)	21,838

Total investments	$70,261	$293	$5	$(212)	$70,347

The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2016 and December 31, 2015.

	2016	2015
Maturing in one year or less	$17,434	$22,664
Maturing after one year through two years	14,371	28,395
Maturing after two years	—	19,288

Total investments	$31,805	$70,347

Receivables from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi, Green Cross Corporation (“Green Cross”) and Seqirus UK Limited (“SUL”), and product sales to SUL. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At September 30, 2016 and December 31, 2015, the Company had the following receivables.

	September 30, 2016
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$83	$1,746	$1,829
Shionogi & Co. Ltd.	3,902	—	3,902
Green Cross Corporation	9	—	9
Seqirus UK Limited	—	228	228

Total receivables	$3,994	$1,974	$5,968

	December 31, 2015
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$5,536	$5,536
Shionogi & Co. Ltd.	469	—	469
Seqirus UK Limited	210	28	238

Total receivables	$679	$5,564	$6,243

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

Inventory

At September 30, 2016 and December 31, 2015, the Company’s inventory consisted primarily of RAPIVAB work in process. Inventory is stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

During 2014, in connection with the U.S. Food and Drug Administration (“FDA”) approval of RAPIVAB, the Company began capitalizing costs associated with the production of RAPIVAB inventories.

The Company’s inventory consisted of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Work in process	$2,232	$1,612

Inventories	$2,232	$1,612

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of September 30, 2016 and December 31, 2015, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive income (loss) are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2016, realized gains of $11 were reclassified out of accumulated other comprehensive income (loss). During the nine months ended September 30, 2015, realized gains of $13 were reclassified out of accumulated other comprehensive income (loss).

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

In June 2015, the Company entered into a License Agreement (the “SUL Agreement”) granting SUL and its affiliates worldwide rights, excluding Israel, Japan, Korea and Taiwan, to develop, manufacture and commercialize RAPIVAB. The SUL Agreement provides for various types of payments, including a non-refundable upfront fee, milestone payments, and future royalties. Analysis of the SUL Agreement identified three deliverables: (i) license rights, (ii) inventory and (iii) regulatory support to obtain Canadian and European Union (“EU”) marketing approvals. The Company received an upfront payment of $33,740 from SUL, of which $7,000 was determined to be contingent upon EU marketing approval and will be deferred until that time. Approximately $21,777 of the upfront payment was allocated to the license rights and recognized as revenue in the second quarter. Approximately $3,740 of the upfront payment was allocated to the pending sale of inventory and was recognized during the third quarter of 2015, when the inventory transfer was completed. Approximately $1,223 of the revenue from the SUL Agreement will be recognized over the expected period of involvement in these regulatory support activities.

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

Under the terms of the SUL Agreement, the Company may receive up to $12,000 in additional payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication, (ii) by the EMA for an adult indication in the EU and (iii) by Health Products and Food Branch of Health Canada (“Health Canada”) for an adult indication in Canada. The Company evaluated each event based payment under the provisions of ASU 2010-17, Milestone Method of Revenue Recognition , and determined that each event based payment met the criteria to be considered substantive and represents a milestone under the milestone method of accounting. No event based payments were achieved during the periods presented.

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

The Company recorded the following revenues for the three and nine months ended September 30, 2016 and 2015:

	Three Months		Nine Months
	2016	2015	2016	2015
Product sales, net	$—	$5,699	$—	$6,236
Royalty revenue	3,501	126	6,020	1,776
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	3,813	4,582	9,846	12,788
Green Cross Corporation	—	132	—	132
Shionogi (Japan)	296	296	888	888
Seqirus UK Limited	153	152	616	21,835
Total collaborative and other research and development revenues	4,262	5,162	11,350	35,643

Total revenues	$7,763	$10,987	$17,370	$43,655

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended September 30, 2016 and 2015 was $1,465 and $1,241, respectively, and for the nine months ended September 30, 2016 and 2015 was $4,356 and $3,862, respectively, and primarily relates to the issuance of the PhaRMA Notes (defined in Note 4) and the Senior Credit Facility (defined in Note 5). Costs directly associated with the issuance of the PhaRMA Notes and the Senior Credit Facility have been capitalized and are netted against the non-recourse notes payable and Senior Credit Facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the term of the PhaRMA Notes and the Senior Credit Facility using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $116 and $110 for each of the three months ended September 30, 2016 and 2015, respectively. Amortization of deferred financing costs included in interest expense was $335 and $329 for each of the nine months ended September 30, 2016 and 2015, respectively.

Lease Financing Obligation

Based on the terms of the lease agreement for the new research facility in Birmingham, Alabama, the Company had construction period risks during the construction period and the Company was deemed the owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded an asset of $1,589, representing the Company’s leased portion of the building and recorded a corresponding liability. Upon completion of leasehold improvement construction, the Company did not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease is accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease of 20.5 years, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease or construction in process. Interest expense for the three and nine months ended September 30, 2016 includes $86 and $300, respectively, related to the lease financing obligation.

At September 30, 2016, the lease financing obligation balance was $2,675 and was recorded as a long term liability on the consolidated balance sheets. The remaining future minimum payments under the lease financing obligation are $4,839.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments for the nine months ended September 30, 2016 and 2015 resulted in losses of $7,372 and $793, respectively. Mark-to-market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark-to-market adjustments based on thresholds defined in the Currency Hedge Agreement. In addition, the Company realized currency exchange gains of $811 and $1,654 during the first nine months of 2016 and 2015, respectively, associated with the exercise of a U.S. dollar/Japanese yen currency option under the Currency Hedge Agreement. As of September 30, 2016, $2,190 of hedge collateral was posted under the agreement. No hedge collateral was posted as of December 31, 2015.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended September 30, 2016 and 2015 does not include 1,291 and 3,821, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2016 and 2015 does not include 1,190 and 3,673, respectively, of such potential common shares, as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Significant Customers and Other Risks

Significant Customers

Prior to the SUL Agreement, the Company relied primarily on three specialty distributors to purchase and supply the majority of RAPIVAB. These three pharmaceutical specialty distributors accounted for greater than 90% of all RAPIVAB product sales and accounted for predominantly all of the Company’s outstanding receivables from product sales. The loss of one or more of these specialty distributors as a customer could negatively impact the commercialization of RAPIVAB. However, the Company will utilize these specialty distributors on a limited basis subsequent to the SUL collaboration as SUL, and other peramivir collaboration partners, will be responsible for commercial sales on a worldwide basis. In addition, in connection with the SUL collaboration, all peramivir sales (i.e., RAPIVAB, RAPIACTA, and PERAMIFLU) will be made by the Company’s partners and the Company will be reliant on these partners to generate sales and remit cash to satisfy receivables.

The Company’s primary source of revenue that has an underlying cash flow stream is the reimbursement of RAPIVAB and galidesivir (formerly BCX4430) development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS. The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its galidesivir program. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion (as with the June 30, 2014 BARDA/HHS peramivir development contract) or termination of the NIAID/HHS and BARDA/HHS galidesivir contracts could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. In addition, the Company also recognizes royalty revenue from the net sales of RAPIACTA by Shionogi; however, the underlying cash flow from these royalty payments, except for Japanese government stockpiling sales, goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. Further, the Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in this update clarify how entities should classify certain cash receipts and cash payments on the Consolidated Statements of Cash Flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 will be effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods, but early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company in fiscal year 2017, but early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

In May 2014, the FASB issued Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective January 1, 2018; however, early adoption is permitted any time after the original effective date, January 1, 2017. The Company is not electing early adoption. Companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Note 2 — Stock-Based Compensation

As of September 30, 2016, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in April 2016 and approved by the Company’s stockholders in May 2016. The ESPP was amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $6,478 ($6,331 of expense related to the Incentive Plan and $147 of expense related to the ESPP) was recognized during the first nine months of 2016, while $7,773 ($7,553 of expense related to the Incentive Plan and $220 of expense related to the ESPP) was recognized during the first nine months of 2015.

There was approximately $16,591 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock unit awards granted by the Company as of September 30, 2016. That cost is expected to be recognized as follows: $1,889 during the remainder of 2016, $6,958 in 2017, $4,700 in 2018, $2,633 in 2019 and $411 in 2020. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests. At the time of vesting, compensation expense will be recognized.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Since March 1, 2011, stock option awards granted to employees generally vest 25% each year until fully vested after four years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of September 30, 2016, 75% of the August 2013 grants have vested based upon achievement of three milestones: (1) successful completion of the OPuS-1 clinical trial, for which vesting occurred in the second quarter of 2014, (2) FDA approval of RAPIVAB for which vesting occurred in the fourth quarter of 2014, and (3) initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers, for which vesting occurred in the second quarter of 2015. Thus, as of September 30, 2016, 25% of the August 2013 performance-based grants and 100% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2015	16	10,671	$7.50
Plan amendment	3,800	—	—
Restricted stock unit awards granted	(28)	—	—
Restricted stock unit awards cancelled	15	—	—
Stock option awards granted	(2,248)	2,248	3.20
Stock option awards exercised	—	(88)	2.23
Stock option awards cancelled	593	(593)	11.13

Balance September 30, 2016	2,148	12,238	$6.57

For stock option awards granted under the Incentive Plan during the first nine months of 2016 and 2015, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first nine months of 2016 and 2015 was $2.17 and $8.15, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first nine months of 2016 and 2015. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2016	2015
Expected Life in Years	5.5	5.5
Expected Volatility	82%	83%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	1.4%	1.5%

Employee Stock Purchase Plan

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 422 shares remain available for purchase at September 30, 2016. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 75 shares during the first nine months of 2016 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of September 30, 2016, a total of $20,574 has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including amendments, are to file IND applications for intravenous (“i.v.”) and intramuscular (“i.m.”) galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, to study galidesivir as a treatment for Ebola virus disease and to conduct an initial Phase 1 human clinical trial. As of September 30, 2016, the total NIAID/HHS contract amount to advance the program through the completion of the Phase I clinical program is $39,477. As of September 30, 2016, all options have been exercised under this contract.

The contracts with BARDA/HHS and NIAID/HHS are cost-plus-fixed-fee contracts. That is, the Company is entitled to receive reimbursement for all costs incurred in accordance with the contract provisions that are related to the development of galidesivir plus a fixed fee, or profit. BARDA/HHS and NIAID/HHS will make periodic assessments of progress and the continuation of the contract is based on the Company’s performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate these contracts. These contracts are terminable by the government at any time for breach or without cause.

Seqirus UK Limited (“SUL”). On June 16, 2015, the Company and Seqirus UK Limited (“SUL”), a limited company organized under the laws of the United Kingdom and a subsidiary of CSL Limited, a company organized under the laws of Australia, entered into a License Agreement (the “SUL Agreement”) granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize RAPIVAB (peramivir injection) for the treatment of influenza except for the rights to conduct such activities in Israel, Japan, Korea and Taiwan (the permitted geographies together constituting the “Territory”). RAPIVAB is an intravenous treatment for acute uncomplicated influenza and is currently licensed for use in the United States, Japan, Korea and Taiwan. RAPIVAB is the first and only intravenous influenza treatment in the world and was approved by the FDA in December 2014 for the treatment of acute uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days. The Company retains all rights and associated economics to procure pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL has the right to pursue government stockpiling outside the U.S.

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

Shionogi & Co., Ltd. (“Shionogi”). In February 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from Shionogi. In October 2008, the Company and Shionogi amended the license agreement to expand the territory covered by the agreement to include Taiwan. Shionogi has commercially launched peramivir under the commercial name RAPIACTA in Japan and Taiwan.

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

On June 19, 2012, the Company further amended its agreements with AECOM/IRL whereby the parties clarified the definition of the field with respect to PNP inhibition and AECOM/IRL agreed to exclusive worldwide license of galidesivir to BioCryst for any antiviral use.

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

Note 4 — Royalty Monetization

Overview

On March 9, 2011, the Company completed a $30,000 financing transaction to monetize certain future royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from the Company the rights to market RAPIACTA in Japan and Taiwan. The Company received net proceeds of $22,691 from the transaction after transaction costs of $4,309 and the establishment of a $3,000 interest reserve account by Royalty Sub, available to help cover interest shortfalls in the future. All of the interest reserve account has been fully utilized with the September 2012 interest payment.

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

On September 1, 2014, Royalty Sub was unable to pay the full amount of interest payable to avoid an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of September 30, 2016, the PhaRMA Notes remain in default.

As of September 30, 2016, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments for the nine months ended September 30, 2016 and 2015 resulted in losses of $7,372 and $793, respectively. The Company is also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of September 30, 2016, $2,190 of hedge collateral was posted under the Currency Hedge Agreement. The Company will not be required to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of September 30, 2016, the maximum amount of hedge collateral the Company may be required to post is $7,800.

Note 5 — Senior Credit Facility

On September 23, 2016, the Company closed a $23,000 Senior Credit Facility with an affiliate of MidCap Financial Services, LLC (“MidCap”), as administrative agent (the “Senior Credit Facility”). The Senior Credit Facility was fully funded at closing and bears a variable interest rate of LIBOR (which shall not be less than 0.5%) plus 8%. The Senior Credit Facility includes an interest-only payment period through fiscal 2017 and scheduled monthly principal and interest payments for the subsequent 40 months. The Company has the option to repay the Senior Credit Facility at any time prior to the scheduled principal repayment date subject to prepayment fees. Final payment of the Senior Credit Facility is subject to a final payment fee equal to 5% of the principal funded under the Senior Credit Facility.

As of September 30, 2016, the Company had borrowings of $23,000 under the Senior Credit Facility bearing an interest rate of 8.5%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. Scheduled principal repayments of the Senior Credit Facility are as follows:

Principal Payments
2017	$—
2018	6,900
2019	6,900
2020	6,900
2021	2,300

Total	$23,000

The debt agreement contains two provisions that if deemed probable would create the recognition of an embedded feature; however, at this time we do not believe either provision is probable.

Note 6 — Stockholders’ Equity

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

Our revenues are difficult to predict and depend on numerous factors, including the prevalence and severity of influenza in regions for which peramivir has received regulatory approval, seasonality of influenza, ongoing discussions with government agencies regarding future peramivir and/or galidesivir development and stockpiling procurement, as well as entering into, or modifying, licensing agreements for our product candidates. Furthermore, revenues related to our collaborative development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

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

Recent Corporate Highlights

RAPIVAB/RAPIACTA/PERAMIFLU (peramivir injection)

Peramivir (i.e., product sold under the RAPIVAB, RAPIACTA, and PERAMIFLU trade names) is approved for commercial sale in the United States, Japan, Taiwan and Korea. We receive royalty revenue from commercial and governmental sales of the product from our partners except for U.S. Government stockpiling sales for which we remain directly responsible, In the third quarter of 2016, our Japanese partner, Shionogi, sold a relatively large stockpiling order to the Japanese government in advance of the 2016/2017 influenza season for which we recorded $3.5 million of net royalties. Proceeds from these stockpiling sales to the Japanese Government are available to us for general corporate use and are not dedicated to satisfying non-recourse obligations under the PhaRMA Notes.

BCX7353

In January 2015, we selected BCX7353 to advance into Phase 1 development as a once-daily, oral prophylactic hereditary angioedema (“HAE”) treatment. In October 2015, we successfully completed a Phase 1 clinical trial of BCX7353 in Western and Japanese healthy volunteers. In August 2016, we initiated a Phase 2 trial (“APeX-1”) to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of BCX7353 for prophylaxis of angioedema attacks in patients with HAE in Canada and several European countries.

APeX-1 is a two-part, Phase 2, randomized, double-blind, placebo-controlled proof of concept and dose ranging trial studying BCX7353 as a preventative treatment to eliminate or reduce the frequency of angioedema attacks in HAE patients. Up to a total of approximately 50 eligible subjects with HAE will be enrolled in the trial.

In Part 1 of APeX-1, up to 36 subjects with HAE will be randomized in a 1:1 ratio to receive an oral dose of either 350 mg of BCX7353 once daily or placebo once daily for four weeks. An interim analysis will be conducted after the first 24 subjects have completed treatment through study day 28. If a robust treatment effect is observed at the interim analysis, Part 2 of the study will be initiated. In the event the treatment effect is not well characterized with 24 subjects, a total of up to approximately 36 subjects may be enrolled in part 1 under the existing protocol. The sample size in Part 1 was kept flexible to cover a range of response options. To characterize dose-response in part 2 of APeX-1, 14 additional subjects with HAE will be randomized to 250 mg of BCX7353 once daily (n=6), 125 mg of BCX7353 once daily (n=6) or placebo (n=2).

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

Galidesivir (formerly BCX4430)

On March 7, 2016, results from a preclinical study of our antiviral galidesivir in interferon-receptor-deficient mice infected with Zika virus were presented at a World Health Organization (WHO) conference in Geneva, Switzerland. The primary goal of the study was to assess the effect of galidesivir treatment on survival through Day 28 in interferon-receptor-deficient mice infected with the Zika virus. Galidesivir was administered by i.m. injection twice a day beginning four hours prior to virus challenge and continuing for eight days; two dose levels were tested. In the standard dose galidesivir group, 7 of 8 mice survived through Day 28. In the low dose galidesivir group (n=8), and in control groups administered vehicle placebo (n=8) or ribavirin at two dose levels (n=16); no animals survived to Day 28. Overall survival for the standard dose level of galidesivir was superior to both the placebo and the ribavirin treatment control groups (p < 0.0001). For both dose levels of galidesivir, median survival was superior to both control groups (>28 days for galidesivir standard dose and 23 days for low dose) compared to 14 to 17 days for controls.

Additional studies of galidesivir in the same mouse model were conducted at Utah State University. In one study, surviving mice that were previously treated with the standard dose of galidesivir after initial Zika virus challenge, were re-challenged with the Zika virus on Day 28, without additional galidesivir treatment. All the re-challenged mice survived through day 56 with no disease signs observed, indicating the development of effective immune responses. A further experiment using the same AG129 mouse model tested the delayed treatment with galidesivir after viral challenge. Groups of mice received galidesivir 150 mg/kg twice-daily by i.m. injection starting on days 1, 3, 5, or 7 post infection, or vehicle (control group). All galidesivir treated groups showed a statistically significant survival benefit compared to vehicle controls.

 On October 29, 2016, galidesivir nonclinical results from a Zika virus infection model were presented in a late-breaker scientific session at IDWeek by Dr. James B. Whitney, PhD, Assistant Professor of Medicine, Harvard Medical School, and Principal Investigator in the Center for Virology and Vaccine Research at Beth Israel Deaconess Medical Center in Boston. Three groups of five healthy animals were inoculated with a Puerto Rico strain of Zika virus and administered either galidesivir by i.m. injection 200 mg/kg loading dose followed by 25 mg/kg BID for nine days, galidesivir single dose of 200 mg/kg, or vehicle control. Both galidesivir groups showed reduction in the proportion of animals viremic and in the amount of virus shed of into cerebrospinal fluid, saliva and urine. Galidesivir dosing in rhesus macaques was well-tolerated and offered significant protection against Zika virus infection. In a follow-on experiment, the same animals were rechallenged with a Thai strain of Zika virus, 72 days after initial inoculation. All animals demonstrated immune responses, and the initial treatments with galidesivir did not impair the generation of immunity.

Results of Operations (three months ended September 30, 2016 compared to the three months ended September 30, 2015)

For the three months ended September 30, 2016, total revenues were $7.8 million as compared to $11.0 million for the three months ended September 30, 2015. The decrease in revenue in the third quarter of 2016, as compared to 2015, resulted primarily from lower product revenue associated with the SUL agreement as well as lower collaborative revenue associated with galidesivir development in the third quarter of 2016, partially offset by higher royalty revenues from Shionogi & Co. during the third quarter of 2016. Revenues in the third quarter of 2016 included $3.5 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in the Japan, Korea and Taiwan, $3.8 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir, and $0.4 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the third quarter of 2015 included $5.7 million of RAPIVAB product revenue and $0.2 million of collaborative revenue related to the SUL out-licensing transaction, $0.1 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $4.6 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir and $0.3 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development (“R&D”) expenses decreased to $14.1 million for the third quarter of 2016 from $20.1 million in 2015. The decrease in 2016 R&D expenses, as compared to 2015, was primarily due to the discontinuation of avoralstat development in 2016.

General and administrative (“G&A”) expenses were $2.8 million for the third quarter of 2016 and consistent with $2.7 million in 2015. With the completion of the SUL transaction we do not anticipate incurring substantial commercial expenses to promote RAPIVAB in the future.

Interest expense, which is primarily related to the non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011, was $1.5 million in the third quarter of 2016, compared to $1.2 million in the third quarter of 2015.

A mark-to-market loss of $0.9 million was also recognized in the third quarter of 2016 related to our foreign currency hedge, compared to a mark-to-market loss of $0.5 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized a currency exchange gain of $0.1 million in the third quarter of 2015 related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

Results of Operations (nine months ended September 30, 2016 compared to the nine months ended September 30, 2015)

For the nine months ended September 30, 2016, total revenues were $17.4 million as compared to $43.7 million for the nine months ended September 30, 2015. The decrease in 2016 revenue was primarily due to recognizing $21.7 million associated with an upfront payment from the SUL transaction in the first nine months of 2015, no longer recording product sales in 2016 associated with the SUL out-licensing transaction and a decrease in collaborative revenue associated with galidesivir development. Revenues in the first nine months of 2016 included $6.0 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan, Korea and Taiwan, $6.9 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir, $2.9 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of RAPIVAB and $1.5 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the first nine months of 2015 included $5.7 million of RAPIVAB product revenue and $21.7 million of collaborative revenue related to the SUL Agreement, $1.8 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $12.8 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir and $0.9 million associated with collaborative revenue amortization from other corporate partnerships. In addition, we recorded approximately $0.6 million of RAPIVAB revenue under the “Sell-Through” revenue recognition methodology.

R&D expenses decreased to $48.9 million for the first nine months of 2016 from $53.7 million in 2015. The decrease in 2016 R&D expenses, as compared to 2015, reflects the discontinuation of avoralstat development, as well as reduced spending on our galidesivir program.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
R&D expenses by program:
Avoralstat	$1,377	$7,296	$13,011	$19,390
BCX7353	5,671	5,284	15,168	7,328
Galidesivir	3,462	3,394	7,213	9,746
2nd generation kallikrein inhibitors	141	1,024	1,139	9,087
RAPIVAB	1,017	647	4,679	2,685
Other research, preclinical and development costs	2,437	2,422	7,640	5,475

Total R&D expenses	$14,105	$20,067	$48,850	$53,711

G&A expenses decreased to $8.7 million for the first nine months of 2016 as compared to $10.3 million in 2015. The decrease of $1.6 million was primarily due to lower unrestricted grants awarded to HAE patient advocacy groups, as well as a general reduction of administrative expenses in 2016.

Interest expense, which is primarily related to the non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011, was $4.4 million in the first nine months of 2016, compared to $3.9 million in the first nine months of 2015.

A mark-to-market loss of $7.4 million was recognized in the first nine months of 2016 related to our foreign currency hedge, compared to a mark-to-market loss of $0.8 million in the same period in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized currency exchange gains of $0.8 million and $1.6 million, respectively, in the first nine months of 2016 and 2015 related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2016 operating expenses to exceed our 2016 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; and to a lesser extent, the PhaRMA Notes financing and Senior Credit Facility with an affiliate of MidCap Financial Services, LLC (“MidCap”), as administrative agent (the “Senior Credit Facility”). To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS galidesivir development contract totaling $39.5 million, which is ongoing, and a BARDA/HHS galidesivir development contract totaling $39.1 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS funding obligated under awarded options in the active contracts is $39.5 million and $20.6 million, respectively. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of September 30, 2016, we had net working capital of $13.1 million, an increase of approximately $11.6 million from $1.5 million at December 31, 2015. The increase in working capital was principally due to proceeds from the Senior Credit Facility offset by our normal operating expenses associated with the development of our product candidates. Our principal sources of liquidity at September 30, 2016 were approximately $35.4 million in cash and cash equivalents and approximately $31.8 million in investments considered available-for-sale. We anticipate our cash and investments will fund our operations into 2018.

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

As our programs continue to advance, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements and additional personnel resources and testing required for the continuing development of our product candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our product candidates, the amount and timing of funding we receive from existing U.S. Government contracts for galidesivir, the amount of funding or assistance, if any, we receive from new U.S. Government contracts or other new partnerships with third parties for the development and or commercialization of our product candidates, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates and the progression of our other programs.

With the funds available at September 30, 2016, we believe these resources will be sufficient to fund our operations into 2018. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events in the future. In order to continue our operations substantially beyond 2017, we will need to: (1) successfully secure or increase U.S. Government funding of our programs, including procurement contracts; (2) out-license rights to certain of our products or product candidates, pursuant to which we would receive cash milestones; (3) raise additional capital through equity or debt financings or from other sources; (4) obtain additional product candidate regulatory approvals, which would generate revenue and cash flow; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC.

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

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital in the future. Additional funding, whether through additional sales of equity or debt securities, collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and existing government contracts specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates as well as rate of reimbursement by U.S. Government agencies of our galidesivir expenses and any future decisions regarding the future of the RAPIVAB and galidesivir programs, including those relating to stockpiling procurement. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; and the level of required administrative support for our daily operations.

Financial Outlook for 2016

Based upon our development plans, expected operations and our awarded government contracts, we expect 2016 operating cash usage to be in the range of $55 to $75 million, and expect our total 2016 operating expenses to be in the range of $68 to $80 million. Our operating expense range excludes equity-based compensation expense due to the difficulty in accurately projecting this expense as it is significantly impacted by the volatility and price of the Company’s stock, as well as vesting of the Company’s outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of September 30, 2016, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

We group our R&D expenses into two major categories: direct external expenses and indirect expenses. Direct expenses consist of compensation for R&D personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes and manufacture the product candidate, conduct and manage clinical trials, as well as other costs related to our clinical and preclinical studies. These costs are accumulated and tracked by active program. Indirect expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. These costs apply to work on non-active product candidates and our discovery research efforts.

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

Currency Hedge Agreement

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2017 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. In establishing the hedge, we provided initial funds of approximately $2.0 million to support our potential hedge obligations. As of September 30, 2016, the maximum amount of hedge collateral we may be required to post is $7.8 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of September 30, 2016, $2.2 million of collateral was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the preclinical development, clinical development, commercialization, or post-marketing studies of our product candidates and products, including our HAE program, RAPIVAB, galidesivir, and early stage discovery programs;

•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir;

•	the potential for government stockpiling orders of RAPIVAB, additional regulatory approvals of RAPIVAB or milestones royalties or profit from sales of peramivir by us or our partners;

•	the potential use of RAPIVAB as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our drug candidates;

•	plans, programs, progress and potential success of our collaborations, including SUL for RAPIVAB, Mundipharma for forodesine and Shionogi and Green Cross for peramivir in their territories;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;

•	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;

•	our ability to raise additional capital to fund our operations or repay our recourse debt obligations;

•	our ability to comply with the covenants as set forth in the agreements governing our debt obligations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Senior Credit Facility. The interest rate applicable to our borrowings under the Senior Credit Facility is based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that the Company is required to make on this debt. As of September 30, 2016, the Company had borrowings of $23 million under the Senior Credit Facility bearing an interest rate of 8.5%.

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

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments, including our borrowings. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we do not believe that we have material exposure to interest rate risk arising from our investments. Generally, our investments are not collateralized. We have not realized any significant losses from our investments.

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

Item 4.     Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process and related regulatory process are complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential. We may suffer significant setbacks in pivotal pre-clinical studies and clinical trials (e.g. galidesivir, BCX7353, other kallikrein inhibitors and our other rare disease product candidates), even after earlier clinical trials show promising results. The development of our product candidates, including our clinical trials, may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any of our product candidates may produce undesirable side effects in humans. The pre-clinical and clinical data from our product candidates could cause us or regulatory authorities to interrupt, delay, modify or halt preclinical or clinical trials of a product candidate. Undesirable or inconclusive data or side effects in humans could also result in the FDA or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. In addition, the FDA or other regulatory agencies may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and regulatory agencies may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective and have acceptable commercial viability. Regulatory authorities may interrupt, delay or halt clinical trials for a product candidate for any number of reasons.

Our ability to successfully complete clinical trials is dependent upon many factors, including but not limited to:

•	our ability to find suitable clinical sites and investigators to enroll patients;

•	the ability to maintain contact with patients to provide complete data after treatment;

•	our product candidates may not prove to be either safe or effective;

•	clinical protocols or study procedures may not be adequately designed or followed by the investigators;

•	formulation improvements may not work as expected, which could negatively impact commercial demand for our product candidates;

•	manufacturing or quality control problems could affect the supply of product candidates for our trials; and

•	delays or changes in our planned development strategy, the regulations or guidelines, or other unexpected conditions or requirements of government agencies.

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

•

lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies, particularly associated with RAPIVAB, BCX7353, galidesivir and our early stage compounds.

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

We and our partners are performing research on or developing products for the treatment of several disorders including HAE and recurrent/refractory peripheral T-cell lymphoma, as well as broad spectrum antivirals that may be developed as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with the current neuraminidase inhibitors marketed by GSK and Roche for influenza; CINRYZE®, KALBITOR® and FIRAZYR®, marketed by Shire Pharmaceuticals, Inc. for HAE; and BERINERT®, marketed by CSL for HAE. Therapeutic products with potentially promising data to treat Ebola include Mapp Biopharmaceutical, Inc.’s ZMapp (antibody-based) and Gilead Sciences, Inc.’s product currently under development (small molecule), both of which have been used in Ebola infected patients. Further, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and molecules in development in the fields of HAE and in other therapeutic areas where we have discovery and development efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

Our projections of revenues and incoming cash flows are substantially dependent upon BARDA/HHS and NIAID/HHS reimbursement for the costs related to our galidesivir program. If BARDA/HHS or NIAID/HHS were to eliminate, reduce or delay the funding for these programs or disallow some of our incurred costs, we would have to obtain additional funding for continued development or regulatory registration for these product candidates or significantly reduce or stop the development effort.

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

We have completed work under a contract with BARDA/HHS for the development of our neuraminidase inhibitor, RAPIVAB. We also have entered into contracts with BARDA/HHS and NIAID/HHS for the development of galidesivir as a treatment for diseases caused by RNA pathogens, including Marburg virus disease and Ebola virus disease. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or, if we are found to be in violation, could result in contract termination.

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

As a U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Audits conducted by the U.S. Government for the completed BARDA/HHS peramivir contract have been performed and concluded through fiscal 2009; all subsequent fiscal years are still open and auditable. Audits under the active BARDA/HHS and NIAID/HHS galidesivir contracts may occur at the election of the U.S. Government and have been concluded through fiscal 2013. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contracts prospectively. In addition, in the event BARDA/HHS or NIAID/HHS determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, BARDA/HHS or NIAID/HHS would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. Government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.

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

As our programs advance, our costs are likely to increase. Our current and planned discovery activities, pre-clinical and clinical trials, the related development, manufacturing, regulatory approval process requirements, and the additional personnel resources and testing required for supporting the development of our product candidates will consume significant capital resources. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to raise additional capital; the development progress of our collaborative agreements for our product candidates; the amount of funding we receive from NIAID/HHS and BARDA/HHS for galidesivir or from other new partnerships with third parties for the development of our product candidates, including BCX7353 and our other rare disease product candidates; the commercial success of peramivir achieved by our partners; the amount or profitability of any orders for peramivir or galidesivir by any government agency or other party; the progress and results of our current and proposed clinical trials for our most advanced product candidates, including BCX7353 and our other rare disease product candidates; the progress made in the manufacture of our lead products and the progression of our other programs.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time. Additional funding, whether through additional sales of securities, additional borrowings, or collaborative arrangements with partners, including governmental agencies in general and from any BARDA/HHS or NIAID/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under the Senior Credit Facility. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets, incur additional borrowings, or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including post approval studies for RAPIVAB, the progress, timeline and ultimate outcome of our kallikrein inhibitor, including the BCX7353 program (including, but not limited to, formulation progress, phase 3 trials, long-term human safety studies, and the timing of carcinogenicity or other required studies), the progress our other rare disease product candidates, funding for and continued successful development of galidesivir, and the progress of our early discovery programs. In addition, constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

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

Currently, we have established collaborative relationships with Mundipharma for the development and commercialization of forodesine and with each of Shionogi and Green Cross for the development and commercialization of peramivir, in Japan, Taiwan and South Korea. Most recently we have established a collaborative relationship with Seqirus UK Limited for RAPIVAB on a worldwide basis other than Israel, Japan, Korea and Taiwan. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

We do not have a great deal of experience in commercializing our product candidates or technologies. We currently have limited marketing and commercial capability, no direct or third-party sales force and limited distribution capabilities. We may be unable to establish or sufficiently increase these capabilities for products we currently, or plan to, commercialize. In addition, our revenue from collaborative agreements may be dependent upon the status of our preclinical and clinical programs. If we fail to advance these programs to the point of being able to enter into successful collaborations, we will not receive any potential future event or other collaborative payments.

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

Commercialization of peramivir by our partners is subject to the potential commercialization risks described herein and numerous additional risks. Any potential revenue benefits to us in the form of milestone payments, royalties or other consideration are highly speculative.

Commercialization success of peramivir is uncertain and is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, commercialization of peramivir products is subject to further risks and may be negatively impacted by a number of factors, including, but not limited to, the following:

•	peramivir may not prove to be adequately safe and effective for market approval in markets other than the United States, Japan, Korea and Taiwan;

•	necessary funding for post-marketing commitments and further development of peramivir may not be available timely, at all, or in sufficient amounts;

•	flu prevention or pandemic treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines or other antivirals, including competitive i.v. antivirals, could substantially replace potential demand for peramivir;

•

a limited number of governmental entities are expected to be the primary potential stockpiling customers for RAPIVAB and if we are not successful at marketing peramivir to these entities for any reason, we will not receive substantial revenues from stockpiling orders;

•	government and third party payors may not provide sufficient coverage or reimbursement which would negatively impact the demand for peramivir;

•	we may not be able to supply commercial material to our partners and our partners may not be able to maintain or establish sufficient and acceptable commercial manufacturing, either directly or through third-party manufacturers;

•

the commercial demand and acceptance for peramivir by healthcare providers and by patients may not be sufficient to result in substantial revenues of peramivir to our partners and may result in little to no milestones or royalties to us;

•	effectiveness of marketing efforts for peramivir by our partners;

•	market satisfaction with existing alternative therapies;

•	perceived efficacy relative to other available therapies;

•	disease prevalence;

•	cost of treatment;

•	pricing and availability of alternative products;

•	marketing and sales activities of competitors;

•	shifts in the medical community to new treatment paradigms or standards of care; and

•	relative convenience and ease of administration.

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

In March 2011, our wholly-owned subsidiary Royalty Sub issued $30.0 million in aggregate principal amount of PhaRMA Notes. The PhaRMA Notes are secured principally by (i) certain royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from us the rights to market peramivir in Japan and Taiwan, (ii) rights to certain payments under a Japanese yen/U.S. dollar foreign currency hedge arrangement put into place by us in connection with the issuance of the PhaRMA Notes and (iii) the pledge by us of our equity interest in Royalty Sub. Payments from Shionogi to us under the Shionogi Agreement will generally not be available to us for other purposes until Royalty Sub has repaid in full its obligations under the PhaRMA Notes. Accordingly, these funds will be required to be dedicated to Royalty Sub’s debt service and not available to us for product development or other purposes. As of September 1, 2014, the payments from Shionogi were insufficient for Royalty Sub to service its obligations under the PhaRMA Notes, resulting in an event of default with respect to the PhaRMA Notes. As a result of this event of default, the holders of the PhaRMA Notes may be able to pursue acceleration of the PhaRMA Notes and foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs and we might otherwise be adversely affected.

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

Our Senior Credit Facility contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a material adverse effect on our business.

The Senior Credit Facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	convey, sell, lease, license, transfer or otherwise dispose of certain parts of our business or property;

•	change the nature of our business;

•	liquidate or dissolve;

•	enter into certain change in control or acquisition transactions;

•	incur or assume certain debt;

•	grant certain types of liens on our assets;

•	modify, liquidate or transfer assets in certain collateral accounts;

•	pay dividends or make certain distributions to our stockholders;

•	make certain investments;

•	enter into material transactions with affiliates; and

•	modify existing debt or collaboration arrangements.

The restrictive covenants contained in the Senior Credit Facility could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lender’s permission or without repaying all Senior Credit Facility obligations.

A breach of any of these covenants could result in an event of default under the Senior Credit Facility. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include negative results in clinical trials, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the Senior Credit Facility occurs. In the case of a continuing event of default under the agreement, the lender could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted to the lender a security interest under the Senior Credit Facility, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Senior Credit Facility are secured by substantially all of our assets and those of our subsidiaries, excluding certain specified assets but including proceeds from those assets.

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

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

European Union (“EU”) Member States, Switzerland and other countries have adopted data protection laws and regulation, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU Member States, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, which adds to the complexity of processing personal data in the European Union, and guidance on implementation and compliance practices are often updated or otherwise revised. Our failure to comply with these laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

We are subject to periodic litigation, which could result in losses or unexpected expenditure of time and resources.

From time to time, we may be called upon to defend ourselves against lawsuits relating to our business.  Due to the inherent uncertainties in litigation, we cannot accurately predict the ultimate outcome of any such proceeding.  An unfavorable outcome in any such proceeds could have an adverse impact on our business, financial condition and results of operations. If our stock price is volatile, we may become involved in securities class action lawsuits in the future. Any litigation in the future, regardless of its merits, could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2016, the 52-week range of the market price of our stock was from $1.63 to $12.88 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of October 31, 2016, there were 73,758,320 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of October 31, 2016, there were 12,585,964 stock options and restricted stock units outstanding, 2,241,126 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 421,748 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of November, 2016.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 8, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 8, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

(10.1)†	Amendment #19 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 10, 2016. (Portions omitted pursuant to request for confidential treatment.)

(10.2)	Amendment #7 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated September 26, 2016.

(10.3)†	Credit and Security Agreement, dated as of September 23, 2016, by and among Midcap Financial Trust, as administrative agent, the Lenders listed on the Credit Facility Schedule attached thereto and otherwise party thereto from time to time, BioCryst Pharmaceuticals, Inc., and MDCP, LLC. (Portions omitted pursuant to request for confidential treatment.)

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

_______________________

( )	Filed or furnished herewith.
†	Confidential treatment requested.