Form 10-K
period 2016-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2017-02-27
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

Form 10-K

________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by a check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐     No   ☒.

The Registrant estimates that the aggregate market value of the Common Stock on June 30, 2016 (based upon the closing price shown on the NASDAQ Global Select Market on June 30, 2016) held by non-affiliates was $206,175,247.

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of January 31, 2017 was 73,955,169 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2017 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 under Part III hereof.

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

Our Business

We are a biotechnology company that designs, optimizes and develops novel small molecule drugs that block key enzymes involved in the pathogenesis of diseases. We focus on the treatment of rare diseases in which significant unmet medical needs exist and align with our capabilities and expertise. We integrate the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. Structure-guided drug design is a drug discovery approach by which we design synthetic compounds from detailed structural knowledge of the active sites of enzyme targets associated with particular diseases. We use X-ray crystallography, computer modeling of molecular structures and advanced chemistry techniques to focus on the three-dimensional molecular structure and active site characteristics of the enzymes that control cellular biology. Enzymes are proteins that act as catalysts for many vital biological reactions. Our goal generally is to design a compound that will fit in the active site of an enzyme and thereby prevent its catalytic activity. Molecules from our discovery efforts which are commercially available or that are in active development are summarized in the table below:

Drug/Drug Candidate	Drug Class	Therapeutic Area(s)	Phase	Rights
RAPIVAB® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Acute uncomplicated Influenza	Approved (US & Canada)	Seqirus (worldwide, except Japan, Taiwan, Korea and Israel) BioCryst retains full U.S. Government stockpiling rights

ALPIVABTM (peramivir injection)	Intravenous Neuraminidase Inhibitor	Acute uncomplicated Influenza	MAA filed and being reviewed by the EMA	Seqirus (worldwide, except Japan, Taiwan, Korea and Israel)

RAPIACTA® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal influenza	Approved (Japan & Taiwan)	Shionogi (Japan & Taiwan)

PERAMIFLU® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal influenza	Approved (Korea)	Green Cross (Korea)

BCX7353	Oral Serine Protease Inhibitor Targeting Kallikrein (intended to be a once-daily treatment)	HAE	Phase 2	BioCryst (worldwide)

Other 2nd generation HAE compounds	Oral Serine Protease Inhibitors Targeting Kallikrein	HAE and other indications	Preclinical	BioCryst (worldwide)

Galidesivir (formerly BCX4430)	RNA dependent-RNA Polymerase Inhibitor	Broad spectrum antiviral for 20 RNA viruses, including Ebola, Marburg, and Zika	Phase 1	BioCryst (worldwide)

Forodesine	Oral Purine Nucleoside Phosphorylase Inhibitor	Oncology- PTCL	JNDA filed and being reviewed by the PMDA in Japan	Mundipharma (worldwide)

Business Strategy

Our business strategy is to create shareholder value by focusing our discovery and development efforts on oral drugs for rare diseases for which a significant unmet medical need exists. We select disease targets and product candidates in which a small molecule would offer a significant benefit over existing products or would be the first to market. We strive to advance our product candidate portfolio from discovery to commercial markets efficiently by utilizing a small group of talented and highly-skilled employees working in conjunction with strategic outsource partners. BioCryst is unique in its approach to treat orphan diseases with orally-administered, small molecules utilizing crystallography and structure-guided drug design. The principal elements of our strategy are:

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

Peramivir injection (RAPIVAB®, RAPIACTA®, PERAMIFLU®, ALPIVABTM)

Peramivir is an intravenous neuraminidase inhibitor approved in multiple countries for the treatment of patients with influenza. Influenza is a seasonal virus with the highest infection rates generally observed in colder months. In countries for which peramivir is commercially available, influenza occurs primarily during the September to April timeframe. Peramivir is available commercially in the United States and has been approved for commercial use in Canada under the name RAPIVAB®, in Japan and Taiwan as RAPIACTA®, and in Korea as PERAMIFLU®.

Peramivir was most recently approved in Canada in January 2017, and was approved in the United States in December 2014, in each case for the treatment of acute uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days. Data from over 2,700 subjects treated with peramivir in 27 clinical trials was utilized to support regulatory approval in these countries. We made RAPIVAB available for commercial sale in the U.S. through agreements with specialty distributorships during the 2014-2015 influenza season. On June 17, 2015, we announced that we licensed RAPIVAB (peramivir injection) for the treatment of influenza to CSL Limited (“CSL“), a global biopharmaceutical company. RAPIVAB is being commercialized by a subsidiary of CSL called Seqirus UK Limited (“SUL” or “Seqirus”), which specializes in influenza prevention through the supply of seasonal and pandemic influenza vaccine to global markets. Under the terms of the agreement, SUL obtained worldwide rights to commercialize RAPIVAB, with the exception of Japan, Korea, Taiwan and Israel. BioCryst retained all rights to pursue pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL is responsible for government stockpiling outside the U.S. With the out-license of RAPIVAB to SUL, and our recent Canadian regulatory approval, our current goals for RAPIVAB are to: (1) obtain a stockpiling procurement contract with the U.S. Government (2) fulfill our post-approval development requirements, including conducting a pediatric trial in the United States and submitting a supplemental New Drug Application (“sNDA”) for a pediatric indication; and receiving regulatory approval for our Marketing Authorization Application (“MAA”) in the European Union.

In January 2017, we announced that the European Medicines Agency (“EMA”) has accepted the filing of our peramivir injection MAA for treatment of symptoms typical of influenza in adults 18 years and older. If the MAA is approved, Seqirus will commercialize peramivir as ALPIVABTM in the European Union. The acceptance of the MAA begins the review process by the EMA under the centralized licensing procedure for all 28 member states of the European Union, Norway and Iceland.

RAPIVAB was developed under a $234.8 million contract from the Biomedical Advanced Research and Development Authority within the United States Department of Health and Human Services (“BARDA/HHS”), which expired on June 30, 2014. See “Collaborations and In-License Relationships—BARDA/HHS” below for a further discussion of this development contract.

In January 2010, our partner Shionogi & Co., Ltd. (“Shionogi”) received the first approval for peramivir injection and launched it in Japan under the commercial name RAPIACTA. It is approved for the treatment of adults, children and infants with uncomplicated seasonal influenza and those patients at high-risk for complications associated with influenza. In August 2010, Green Cross Corporation (“Green Cross”) received marketing and manufacturing approval from the Korean Food & Drug Administration under the commercial name PERAMIFLU to treat patients with influenza A & B viruses, including pandemic H1N1 and avian influenza. In addition, we have a regional collaboration for the development and commercialization of peramivir in Israel.

Hereditary Angioedema (“HAE”) Drug Candidates

2nd generation HAE compounds: The goal of our second generation HAE discovery program is to discover and develop oral molecules for the prevention of HAE attacks which have a superior selectivity and bioavailability profile while maintaining similar potency as compared to avoralstat. HAE is a rare, severely debilitating and potentially fatal genetic condition that occurs in approximately 1 in 50,000 people. HAE symptoms include recurrent episodes of edema in various locations, including the hands, feet, face, genitalia and airway. Airway swelling is particularly dangerous and can lead to death by asphyxiation. In addition, patients often have bouts of excruciating abdominal pain, nausea and vomiting caused by swelling in the intestinal wall. By inhibiting plasma kallikrein, our HAE drug candidates suppress bradykinin production. Bradykinin is the mediator of acute swelling attacks in HAE patients.

In December 2013, we announced the selection of two optimized plasma kallikrein inhibitors to advance into preclinical development as potential once-daily, oral prophylactic treatments for HAE. Based on early preclinical development studies, these structurally different molecules have a similar mechanism of action as avoralstat and have achieved the principal goal of improved bioavailability. Both BCX7353 and the other compound had roughly five times better bioavailability than avoralstat, our first oral drug candidate to treat HAE. These compounds demonstrated sub-nanomolar potency on the isolated enzyme and single digit nanomolar potency in suppressing kallikrein activity in an ex-vivo activated normal human plasma kallikrein inhibition (“aPKI”) assay. Plasma concentrations of each of the optimized compounds exceeded the aPKI assay EC80 concentration at 24 hours after a single oral dose of 10 mg/kg in rats, indicating potential for once-daily dosing. In January 2015, we selected BCX7353 to advance into Phase 1 development as a once-daily, oral prophylactic HAE treatment. In addition to BCX7353, we continue to work on and advance other second generation compounds. These molecules are in preclinical development and are being assessed for safety and efficacy in prophylactic HAE treatment as well as for other potential indications. We will provide additional information on these molecules as we approach an Investigational New Drug (“IND”) filing or we obtain data suggesting efficacy and safety surrounding these molecules in HAE and other therapeutic indications.

BCX7353: BCX7353 is structurally different from and is expected to have superior efficacy as compared to avoralstat, but has a similar mechanism of action targeting plasma kallikrein. On May 13, 2015, we announced the initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers.

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

The combined data from all Phase 1 clinical trials completed as of July 2016 indicates that oral BCX7353 has been generally safe and well tolerated in a total of 117 healthy volunteers, 46 receiving single doses of up to 1000 mg, and 71 receiving once-daily doses of up to 500 mg for 7 days and 350 mg for 14 days. In our Phase 1 trials, we have observed an approximate 5% rate of drug-related rash in healthy volunteers administered daily doses of BCX7353 for at least 7 days. This drug-related rash appears within the first 14 days of drug administration and resolves within a few days after discontinuing the drug. No serious adverse events have been seen and no dose-limiting toxicity has been identified. There have been no clinically significant laboratory abnormalities, ECG changes, or vital sign changes observed.

The safety, tolerability, drug exposure and on-target plasma kallikrein inhibition results strongly supported advancing the development program into a Phase 2 study in HAE patients. In August 2016, we commenced a Phase 2 trial (“APeX-1”) to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of BCX7353 as a preventative treatment to reduce the frequency of attacks in HAE patients.

APEX-1 trial: In August 2016, we announced that we had dosed the first subject in the APeX-1 clinical trial of BCX7353 for the oral treatment of HAE. APeX-1 is a multi-part, Phase 2, randomized, double-blind, placebo-controlled, dose ranging trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of BCX7353 as a preventative treatment to eliminate or reduce the frequency of angioedema attacks in HAE patients. APEX-1 is being conducted in several European countries, Australia and Canada. In part 1 of APeX-1, subjects with HAE were randomized in a 1:1 ratio to receive an oral dose of either 350 mg of BCX7353 once daily (“QD”) or placebo QD for 28 days. The primary efficacy endpoints of APeX-1 are the number of angioedema attacks; attack rate per week, counts of attacks, proportion of subjects with no attacks, and number of attack-free days. Efficacy analyses will be conducted for HAE attacks reported over the entire dosing interval (Days 1 through 28) and during the dosing period in which plasma concentrations of BCX7353 should be at steady-state conditions (Days 8 through 28). Secondary efficacy endpoints include severity and duration of angioedema attacks and measures of health-related quality of life. Safety will be characterized through evaluation of adverse events and laboratory testing. Pharmacokinetics and pharmacodynamic effects will be assessed through measurement of plasma drug levels and kallikrein inhibition. A total of approximately 36 subjects have been enrolled in part 1.

On February 27, 2017, we reported statistically significant and clinically meaningful reductions in attack frequency from an interim analysis of part 1 of our ongoing multi-part APeX-1 clinical trial in HAE patients. In the interim analysis, twenty-eight subjects, randomized equally to receive BCX7353 350 mg QD or placebo for 28 days. The baseline attack rate was approximately 1/week and average C1 inhibitor levels were less than 20% of the normal mean, indicating a severely affected patient population. Baseline characteristics of trial participants were generally well balanced between the two groups with the exception of prior androgen use, which was more common in the BCX7353 group (11 of 14 compared with 6 of 14 on placebo). Compliance with study drug dosing in the trial was excellent and was greater than 98%.

The pre-specified per-protocol (“PP”) interim analysis included data on 24 subjects with confirmed Type 1 or Type 2 HAE and completing 28 days of treatment (11 on BCX7353 and 13 on placebo). The mean rate of independently-adjudicated angioedema attacks for the pre-defined effective dosing period (weeks 2 through 4) in BCX7353-treated subjects was 0.34/week compared to 0.92/week for placebo, a reduction of 0.57/week (63%), p = 0.006. In the intent-to-treat (“ITT”) population of 28 subjects, the rate of attack for the effective dosing period for BCX7353 and placebo groups was 0.44/week and 0.91/week, a reduction of 0.47/week (52%), p = 0.035.

A pre-planned analysis of peripheral and abdominal attacks showed reductions of 88% and 24%, respectively, for BCX7353 compared with placebo (PP analysis, weeks 2 through 4). To understand this difference, patient diaries were reviewed and abdominal attacks (n = 9, BCX7353 and n = 14, placebo) were subdivided into two groups: attacks with abdominal symptoms only and attacks with a combination of abdominal and peripheral symptoms (mixed attacks). This post-hoc analysis showed that there were 2, 2 and 7 peripheral, mixed and abdominal-only attacks on BCX7353 compared with 22, 12 and 2 attacks, respectively, for placebo. Based on this distribution, it is likely that subjects recorded abdominal adverse events as HAE attack symptoms in their diary. Accordingly, this post-hoc analysis indicated an 88% reduction in the number of attacks for subjects treated with BCX7353, as compared to the placebo arm, characterized by either peripheral symptoms-only or a combination of peripheral and abdominal symptoms.

Pharmacokinetic and pharmacodynamic analyses indicate steady state BCX7353 plasma levels in HAE subjects were similar to those in healthy subjects administered the same dose in a previously completed Phase 1 trial. Steady state trough drug levels (24 hours after dosing) were 11 – 32 times the 50% effective concentration (EC50) for plasma kallikrein inhibition. These observed steady state drug levels greatly exceeded our proposed therapeutic target range of 4 – 8 times the EC50. Daily oral dosing with BCX7353 strongly inhibited plasma kallikrein throughout the 24-hour dosing interval and the degree of inhibition was similar to that seen with this dose in the healthy subject Phase 1 trial.

Oral BCX7353 350 mg QD for 28 days was generally safe and well tolerated in subjects with HAE. There were no serious adverse events (AEs) and no related severe AEs. Two subjects in the BCX7353 treatment group discontinued study drug before day 28, one due to an unrelated pre-existing liver disorder, and one due to an adverse event of gastroenteritis associated with elevated liver enzymes. Treatment-emergent adverse events occurring in at least two subjects overall, enumerated by treatment group (BCX7353 [n=14] and placebo [n=14]), respectfully, were: common cold (3, 4); diarrhea (4, 2); flatulence (2, 0); and fatigue (2, 0). No clinically significant changes in hematology parameters, renal function tests, electrolytes, or urinalysis were observed. One subject treated with BCX7353, with pre-existing colitis, hepatic steatosis (i.e., a fatty liver) and more than 20 years of prior androgen use, had an elevation of alanine aminotransferase (ALT) > 3 times the upper limit of normal at the end of treatment, which resolved.

Based upon this interim analysis, the efficacy, safety and tolerability profile of BCX7353 observed strongly supports its continued development as a prophylactic treatment for HAE. Furthermore, the steady state drug levels observed greatly exceeded our proposed therapeutic target range of 4 – 8 times the EC50, thereby supporting and prompting us to evaluate doses of BCX7353 lower than the 350 QD tested in part 1 of the trial. Therefore, the APeX-1 trial has been amended to add a 62.5 mg QD dose level, and to increase the number of subjects at the 125 mg QD and 250 mg QD dose levels, in order to more fully characterize dose response. Specifically, part 2 of APeX-1 will enroll 14 additional subjects with HAE and they will be randomized to 250mg of BCX7353 QD (n=6), 125mg of BCX7353 QD (n=6) or placebo (n=2) and part 3 of APeX-1 will enroll 20 additional subjects with HAE and they will be randomized to 250mg of BCX7353QD (n=6), 125mg of BCX7353 QD (n=6), 62.5mg of BCX7353 QD (n=6) or placebo (n=2).

On October 27, 2015 The Japanese Ministry of Health Labor & Welfare (“MHLW”) announced that BioCryst’s BCX7353 was one of six products designated under MLHW’s new Sakigake fast track review system. The Sakigake Designation System promotes R&D in Japan, aiming at early market availability for innovative pharmaceutical products. This designation provides for additional interactions with the regulatory agency in Japan from early development through filing, prioritized development and review, and introduction of the product as soon as possible to address a serious unmet medical need. We expect the results of APeX-1 to help us and the MHLW determine the regulatory pathway and timeline for BCX7353 in Japan.

Avoralstat: Avoralstat was BioCryst’s first drug candidate as an oral prophylactic treatment for HAE, from a suite of molecules being developed for the prevention of HAE attacks. In December 2014, we began dosing patients in OPuS-2 (Oral ProphylaxiS-2), a blinded, randomized, placebo-controlled clinical trial of orally-administered avoralstat in patients with HAE. OPuS-2 was a 12-week, three-arm, parallel cohort design trial to evaluate the efficacy and safety of two doses of avoralstat, 300 mg and 500 mg, administered three-times daily compared with placebo. This trial was conducted in the U.S. and select European countries, and it enrolled approximately 100 HAE patients. In the OPuS-2 study, HAE patients with a historical attack frequency of greater than 0.45 attacks per week were randomized to treatment with either 500 mg or 300 mg of avoralstat, or placebo, administered three times daily for 12 weeks. The primary goals of the trial were to characterize the efficacy of avoralstat in reducing the frequency of angioedema attacks, and to evaluate the safety and tolerability of 12 weeks of avoralstat treatment. The primary efficacy endpoint was angioedema attack frequency.

In February 2016, we announced results from OPuS-2. Thirty-eight subjects received avoralstat 500 mg, 36 subjects received avoralstat 300 mg, and 36 subjects received placebo. Treatment with 500 mg and 300 mg of avoralstat three times daily failed to demonstrate a statistically significantly lower mean attack rate versus placebo. The mean (standard deviation) attack rates per week were 0.63 (0.57) on avoralstat 500 mg and 0.71 (0.66) on avoralstat 300 mg, compared to 0.61 (0.41) on placebo. Statistically significant improvements in duration of attacks and in the Angioedema Quality of Life total score were observed comparing the 500 mg three times a day avoralstat arm to placebo. Following the analysis of OPuS-2 results, the decision was made to discontinue further development of softgel avoralstat formulation in order to focus development efforts on novel dosage forms of avoralstat to achieve meaningfully better drug exposure. In August 2016, we reported a clinical pharmacology study of several avoralstat dosage formulations. Cohorts of healthy volunteers received single doses ranging from 200 mg to 2000 mg of avoralstat in tablet or suspension formulations, with no clinically significant adverse events reported. While these dosing formulations improved total avoralstat exposure by up to approximately five times compared to a 500 mg dose given as soft gel capsules, the plasma concentration-time profile did not met our objectives of twice-daily dosing with drug levels at or above the target range. Therefore, we decided to stop further development of avoralstat.

Galidesivir (formerly BCX4430)

Galidesivir is a broad-spectrum antiviral (“BSAV”) research program and is currently being developed under contracts with the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”) and the U.S. Department of Health and Human Services (“BARDA/HHS”). The objective of our BSAV program is to develop galidesivir as a broad-spectrum therapeutic for viruses that pose a threat to national health and security. The primary focus of the program is treatment of hemorrhagic fever viruses. NIAID/HHS funding has supported galidesivir’s development as a treatment for Marburg virus and Ebola virus. In March 2014, galidesivir was featured in an online Nature publication depicting successful efficacy results in animal models of infection with Marburg virus and Ebola virus. Galidesivir completely protected cynomolgus macaques from Marburg virus infection when administered by intramuscular (“i.m.”) injection 48 hours post-infection. Post-exposure i.m. administration of galidesivir also protected rodents against Marburg virus and Ebola virus infections. In addition, galidesivir was shown to be active in vitro against a broad range of other RNA viruses, including the emerging viral pathogen Middle East Respiratory Syndrome Coronavirus (“MERS-CoV”). The publication, which reported the protection of non-human primates from filovirus disease by galidesivir, describes efficacy results generated from an ongoing collaboration between scientists in the U.S. Army Medical Research Institute of Infection Diseases (“USAMRIID”) and us. Galidesivir has been shown to be active against more than 20 RNA viruses in nine different families, including filoviruses, togaviruses, bunyaviruses, arenaviruses, paramyxoviruses, coronaviruses and flaviviruses. In tests conducted at USAMRIID, galidesivir protected animals against parenteral exposures to Marburg, Ebola and Rift Valley Fever viruses and from exposures to aerosolized Marburg virus, an experimental condition designed to mimic an exposure scenario that could result during a bioterrorist attack.

On December 15, 2014, we announced the dosing of the first subject in a randomized, placebo-controlled Phase 1 clinical trial to evaluate i.m. administration of galidesivir in healthy volunteers. The main goals of this first-in-human study are to evaluate the safety, tolerability and pharmacokinetics of escalating doses of galidesivir administered via i.m. injection in healthy subjects. In part one of the study, subjects received a single dose of galidesivir; in part two of the study, subjects received galidesivir for seven days. There were six single-dose cohorts and four multiple-dose cohorts evaluated, and 91 healthy volunteers participated. In August 2016, we reported the results of this study. Galidesivir administered by i.m. injection was generally safe and well tolerated over the range of doses up to 10 mg/kg, and durations tested (up to 7 days). Fifty subjects received doses of study drug and there were no serious or severe adverse events. The most frequently reported adverse event across all cohorts was injection site pain and there were no clinically significant laboratory abnormalities which occurred at any doses. In addition, co-administration of lidocaine with galidesivir was determined to ameliorate injection site pain without altering the plasma pharmacokinetics profile of galidesivir. From this clinical trial, we determined galidesivir was safe and well tolerated, and that exposure was dose-proportional and supported the continued development of this BSAV drug candidate for serious emerging viral infections.

On December 23, 2014, we announced results from a successful proof-of-concept study of galidesivir for the treatment of experimental Ebola virus infection in Rhesus macaques, conducted at USAMRIID. The primary goal of the study was to assess the effect of galidesivir treatment on survival through Day 41 in animals infected with Ebola virus. Dosing of placebo or galidesivir by i.m. injection was initiated 30-120 minutes after virus challenge and continued twice a day (“BID”) for 14 days. Animals were dosed with either placebo, 16 mg/kg of galidesivir BID or 25 mg/kg of galidesivir BID. Survival at day 41 in the 16 mg/kg BID group of galidesivir treated animals was 4 of 6 (66.7%, p < 0.001 compared to 0% survival in controls) and 6 of 6 in the 25 mg/kg BID group (100%, p < 0.001 compared to controls). The overall survival rate for galidesivir treated animals at day 41 was 10 of 12 (83%, p < 0.001 compared to controls). Preliminary evaluation of the quantity of virus in the blood showed an approximate 3-log reduction in Ebola virus RNA copies/mL of plasma, compared with control animals. This Rhesus macaque study was conducted following the completion, in November 2014, of a dose-ranging study of galidesivir for the experimental treatment of cynomolgus macaques infected with Ebola virus. The cynomolgus macaque study was designed to evaluate whether galidesivir showed a meaningful benefit for survival in Ebola virus non-human primate (“NHP”) disease models and explore a dose range. In this study galidesivir demonstrated a statistically significant prolongation of survival for the animals at the highest dose regimen tested, but no animals survived beyond 21 days.

On March 7, 2016, results from a preclinical study of our antiviral galidesivir in interferon-receptor-deficient mice infected with Zika virus were presented at a World Health Organization (“WHO”) conference in Geneva, Switzerland. The primary goal of the study was to assess the effect of galidesivir treatment on survival through Day 28 in interferon-receptor-deficient mice infected with the Zika virus. Galidesivir was administered by i.m. injection twice a day beginning four hours prior to virus challenge and continuing for eight days; two dose levels were tested. In the standard dose galidesivir group, 7 of 8 mice survived through Day 28. In the low dose galidesivir group (n=8), and in control groups administered vehicle placebo (n=8) or ribavirin at two dose levels (n=16); no animals survived to Day 28. Overall survival for the standard dose level of galidesivir was superior to both the placebo and the ribavirin treatment control groups (p < 0.0001). For both dose levels of galidesivir, median survival was superior to both control groups (>28 days for galidesivir standard dose and 23 days for low dose) compared to 14 to 17 days for controls.

Additional studies of galidesivir in the same mouse model were conducted at Utah State University. In one study, surviving mice that were previously treated with the standard dose of galidesivir after initial Zika virus challenge were re-challenged with the Zika virus on Day 28, without additional galidesivir treatment. All the re-challenged mice survived through day 56 with no disease signs observed, indicating the development of effective immune responses. A further experiment using the same AG129 mouse model tested the delayed treatment with galidesivir after viral challenge. Groups of mice received galidesivir 150 mg/kg twice-daily by i.m. injection starting on days 1, 3, 5, or 7 post infection, or vehicle (control group). All galidesivir treated groups showed a statistically significant survival benefit compared to vehicle controls.

On October 29, 2016, galidesivir nonclinical results from a Zika virus infection model were presented in a late-breaker scientific session at IDWeek by Dr. James B. Whitney, PhD, Assistant Professor of Medicine, Harvard Medical School, and Principal Investigator in the Center for Virology and Vaccine Research at Beth Israel Deaconess Medical Center in Boston. Three groups of five healthy animals were inoculated with a Puerto Rico strain of Zika virus and administered either galidesivir by i.m. injection 100 mg/kg BID loading dose followed by 25 mg/kg BID for nine days, galidesivir loading dose of 100 mg/kg BID, or vehicle control. Both galidesivir groups showed reduction in the proportion of animals viremic and in the amount of virus shed of into cerebrospinal fluid, saliva and urine. Galidesivir dosing in rhesus macaques was well-tolerated and offered significant protection against Zika virus infection. In a follow-on experiment, the same animals were rechallenged with a Thai strain of Zika virus, 72 days after initial inoculation. All animals demonstrated immune responses, and the initial treatments with galidesivir did not impair the generation of immunity.

Forodesine

Forodesine is a Purine Nucleoside Phosphorylase (“PNP”) inhibitor in development by Mundipharma as a treatment for cancer under a world-wide license agreement. PNP is a purine salvage pathway enzyme. High doses of PNP inhibitors could be useful in the treatment of hematological malignancies. Mundipharma has received orphan drug status for forodesine, and following its successful completion of a Phase 2 pivotal study in recurrent/refractory peripheral T-cell lymphoma (“PTCL”) patients in Japan, and has filed a Japanese New Drug Application (“JNDA”) with the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”). This JNDA is currently under review for regulatory approval in Japan.

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

Collaborations and In-License Relationships

U.S. Department of Health and Human Services (“BARDA/HHS”). In January 2007, BARDA/HHS awarded us a $102.6 million, four-year contract for the advanced development of peramivir for the treatment of influenza. During 2009, peramivir clinical development shifted to focus on intravenous delivery and the treatment of hospitalized patients. To support this focus, a September 2009 contract modification was awarded to extend the i.v. peramivir program and to increase funding by $77.2 million. On February 24, 2011, we announced that BARDA/HHS had awarded us a $55.0 million contract modification, intended to fund completion of the Phase 3 development of i.v. peramivir for the treatment of patients hospitalized with influenza. That contract modification brought the total contract award from BARDA/HHS to $234.8 million and provided funding to support the filing of an NDA to seek regulatory approval for i.v. peramivir in the U.S. In December 2014, the FDA approved the NDA. The BARDA/HHS contract expired on June 30, 2014 according to its terms, but final governmental audits have not been conducted to close out the contract.

On March 31, 2015, we announced that BARDA/HHS awarded us a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract has a potential value of $39.1 million if all contract options are exercised. As of December 31, 2016, a total of $20.6 million has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with us for the development of galidesivir as a treatment for Marburg, and subsequently, Ebola virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to us. All options under this contract have been awarded and the total contract value is $39.5 million. The goals of this contract, including amendments, are to file IND applications for i.v. and i.m. galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever viruses, to study galidesivir as a treatment for Ebola virus disease, and to conduct a Phase 1 human clinical trial.

The contracts with BARDA/HHS and NIAID/HHS are cost-plus-fixed-fee contracts. That is, we are entitled to receive reimbursement for all costs incurred in accordance with the contracts provisions that are related to the development of peramivir and galidesivir plus a fixed fee, or profit. BARDA/HHS and NIAID/HHS will make periodic assessments of progress and the continuation of the contract is based on our performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate these contracts. These contracts are also terminable by the government at any time for breach or without cause.

Seqirus UK Limited. On June 16, 2015, we and SUL, a limited company organized under the laws of the United Kingdom and a subsidiary of CSL Limited, a company organized under the laws of Australia, entered into a License Agreement (the "SUL Agreement") granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize RAPIVAB (peramivir injection) for the treatment of influenza except for the rights to conduct such activities in Israel, Japan, Korea and Taiwan (the permitted geographies together constituting the "Territory"). RAPIVAB is an intravenous treatment for acute uncomplicated influenza and is currently approved for use in the United States, Canada, Japan, Taiwan and Korea. RAPIVAB is the first and only intravenous influenza treatment in the world and was approved by the U.S. Food and Drug Administration in December 2014 for the treatment of acute uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days. Peramivir was approved by Health Canada in January 2017. We retain all rights and associated economics to procure pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL has the right to pursue government stockpiling outside the U.S.

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

Under the terms of the SUL Agreement, we are responsible for fulfilling all post-marketing approval commitments in connection with the FDA's approval of the NDA, and upon fulfillment will transfer ownership of and financial responsibility for the NDA to SUL. Pursuant to potential rights to sell RAPIVAB/ALPIVAB in Canada and the EU, we are also responsible for regulatory filings and interactions with the Health Canada and the European Medicines Agency until marketing approval for RAPIVAB/ALPIVAB is obtained and assigned to SUL. In accordance with the SUL Agreement, we and SUL formed a joint steering committee, composed of an equal number of representatives from each party, to oversee, review and coordinate the conduct and progress of the commercialization of RAPIVAB in the Territory and any additional development.

Under the terms of the SUL Agreement, we received an upfront payment of $33.7 million, and may receive up to $12.0 million in additional milestone payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication, (ii) by the EMA for an adult indication in the EU and (iii) by Health Canada for an adult indication in Canada. We expect to receive a $2.0 million milestone payment as a result of the Health Canada approval of RAPIVAB in the first quarter of 2017. We are also entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, we receive tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 - June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the SUL Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the SUL Agreement (the "Royalty Term"). We developed RAPIVAB under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by us from SUL.

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

In September 2013, Royalty Sub paid $1.8 million of interest on the PhaRMA Notes from royalty payments received from RAPIACTA sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of approximately $2.4 million associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes Indenture, if the amount available for payment on any Payment Date is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2013, interest began to accrue at 14% per annum on the interest shortfall of $2.4 million. In March, June and August of 2014, Royalty Sub paid additional interest of $446,000, $1.9 million and $70,000, respectively, bringing the shortfall down to $222,000 as of September 30, 2014. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, we have classified the PhaRMA Notes and related accrued interest as current liabilities on our balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes and we might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, we believe the primary impact to us would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, we may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub, we do not currently expect the event of default on the PhaRMA Notes to have a significant impact on our future results of operations or cash flows. As of December 31, 2016, the PhaRMA Notes remain in default.

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

Foreign Currency Hedge. In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2017 through 2020. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less, as determined in accordance with the Currency Hedge Agreement.

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in our Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in losses of $1.7 million and $0.6 million and a gain of $5.5 million for the twelve months ended December 30, 2016, 2015 and 2014, respectively. In addition, realized currency exchange gains of $0.8 million and $1.7 million were recognized in 2016 and 2015, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge. We are also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of December 31, 2016, no collateral was posted under the Currency Hedge Agreement. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. The maximum amount of hedge collateral we would be required to post is $7.8 million. We are required to maintain a foreign currency hedge at 100 yen per dollar under the agreements governing the PhaRMA Notes.

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

Mundipharma. In February 2006, we entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of forodesine, a PNP inhibitor, for use in oncology (the “Original Agreement”). Under the terms of the Original Agreement, Mundipharma obtained rights to forodesine in markets across Europe, Asia, and Australasia in exchange for a $10.0 million up-front payment. In addition, Mundipharma contributed $10.0 million of the documented out-of-pocket development costs incurred by us in respect of the current and planned trials as of the effective date of the agreement, and Mundipharma would conduct additional clinical trials at their own cost up to a maximum of $15.0 million. The Original Agreement provided for the possibility of future event payments totaling $155.0 million for achieving specified development, regulatory and commercial events (including certain sales level amounts following a product’s launch) for certain indications. In addition, the Original Agreement provided that we would receive royalties (ranging from single digits to mid-teens) based on a percentage of net product sales, which varies depending upon when certain indications receive NDA approval in a major market country and can vary by country depending on the patent coverage or sales of generic compounds in a particular country. Generally, all payments under the Original Agreement were nonrefundable and non-creditable, but they are subject to audit. We licensed forodesine and other PNP inhibitors from AECOM/IRL and will owe sublicense payments to AECOM/IRL on all milestone payments and royalties received by us from Mundipharma.

On November 11, 2011, we entered into the Amended and Restated Agreement with Mundipharma (the “Amended and Restated Agreement”). Under the terms of this Amended and Restated Agreement, Mundipharma obtained worldwide rights to forodesine in the field of oncology. Mundipharma will control the development and commercialization of forodesine and assume all future development and commercialization costs. The Amended and Restated Agreement provides for the possibility of future event payments totaling $15.0 million for achieving specified regulatory events for certain indications. In addition, the Amended and Restated Agreement provides that we will receive tiered royalties ranging from mid- to high-single digit percentages of net product sales in each country where forodesine is sold by Mundipharma. These royalties are subject to downward adjustments based on the then-existing patent coverage and/or the availability of generic compounds in each country. Generally, all payments under the Amended and Restated Agreement are nonrefundable and non-creditable, but they are subject to audit.

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

On June 19, 2012, we further amended our agreements with the Licensors whereby the parties clarified the definition of the field with respect to PNP inhibition and the Licensors agreed to grant an exclusive worldwide license of galidesivir to us for any antiviral use.

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

On March 31, 2015, we announced that BARDA/HHS awarded us a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract has a potential value of $39.1 million if all contract options are exercised. As of December 31, 2016, a total of $20.6 million has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with us for the development of galidesivir as a treatment for Marburg, and subsequently, Ebola virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to us. All options under this contract have been awarded and the total contract value is $39.5 million. The goals of this contract, including amendments, are to file IND applications for i.v. and i.m. galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever viruses, to study galidesivir as a treatment for Ebola virus disease and to conduct a Phase 1 human clinical trial.

The contracts with BARDA/HHS and NIAID/HHS are cost-plus-fixed-fee contracts. That is, we are entitled to receive reimbursement for all costs incurred in accordance with the contracts provisions that are related to the development of peramivir and galidesivir plus a fixed fee, or profit. BARDA/HHS and NIAID/HHS will make periodic assessments of progress and the continuation of the contract is based on our performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate these contracts. These contracts are also terminable by the government at any time for breach or without cause.

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

As of December 31, 2016, we have been issued approximately 15 U.S. patents that expire between 2017 and 2034 and that relate to our HAE program compounds, neuraminidase inhibitor compounds, BSAV compounds and PNP compounds. We have licensed a number of compounds protected by certain composition of matter patents from AECOM and IRL, plus additional manufacturing patents, totaling 14 additional U.S. patents that expire between 2017 and 2029. Additionally, we have approximately 13 Patent Cooperation Treaty or U.S. patent applications pending related to HAE program compounds, neuraminidase inhibitor compounds, BSAV compounds and PNP compounds. Our pending applications may not result in issued patents, our patents may not cover the products of interest or may not be enforceable in all, or any jurisdictions and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially viable. After expiration of composition of matter patents for our products and product candidates, we may rely on data exclusivity, or in some cases, method of use patents. The enforceability of these patents varies from jurisdiction to jurisdiction and may not be allowed or enforceable in some territories where we may seek approval. We may not have the funds to continue patent prosecution or to defend all of our existing patents in our current patent estate and may selectively abandon patents or patent families worldwide or in certain territories.

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

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in activities similar to ours, including research, development, and commercialization of drugs for the treatment of rare medical conditions. Many of these companies have substantially greater financial and other resources, larger research and development staffs, and more extensive commercial and manufacturing organizations than we do. In addition, many have considerable experience in preclinical testing, clinical trials and other regulatory approval procedures. In addition, there are also academic institutions, governmental agencies and other research organizations who conduct research in areas in which we are working. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that successfully complete clinical trials, obtain required regulatory approvals and commence commercial marketing and sales of their products may achieve a significant competitive advantage.

Antivirals: The pharmaceutical market for products that prevent or treat influenza is very competitive. Key competitive factors for RAPIVAB (peramivir injection) include, among others, efficacy, ease of use, safety, price and cost-effectiveness, storage and handling requirements and reimbursement. A number of neuraminidase inhibitors are currently available in the U.S. and/or other counties, including Japan, for the prevention or treatment of influenza, including seasonal flu vaccines and F. Hoffmann-La Roche Ltd.’s (“Roche”) TAMIFLU® (oseltamivir), generic oseltamivir, GlaxoSmithKline plc’s (“GSK”) RELENZA® and Daiichi Sankyo Co., Ltd.’s INAVIR® . In addition, FUJIFILM Corporation’s favipiravir, a polymerase inhibitor, is approved in Japan. Roche’s neuraminidase inhibitor is also approved for prophylaxis of influenza.

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

Galidesivir is a product candidate in our BSAV research program and is currently being developed under contracts with NIAID/HHS and BARDA/HHS. The objective of our BSAV program is to develop galidesivir as a broad-spectrum therapeutic for viruses that pose a threat to national health and security. The U.S. Government is investing in a number of programs intended to address gaps in its medical countermeasure plan. Therapeutic products with potentially promising data to treat Ebola include FUJIFILM Corporation’s favipiravir (polymerase inhibitor), Tekmira Pharmaceuticals Corporation’s TKM-Ebola (RNAi interference based) and Mapp Biopharmaceutical, Inc.’s ZMapp (antibody-based). Both TKM-Ebola and ZMapp have been used in Ebola patients. Gilead Sciences, Inc announced in October 2015 that it had provided the investigational compound, GS-5734, to two patients with Ebola for compassionate use.

HAE: HAE is an autosomal dominant disease characterized by painful, unpredictable, recurrent attacks of inflammation affecting the hands, feet, face, abdomen, urogenital tract, and the larynx. The inflammation can be disfiguring, debilitating, or in the case of laryngeal attacks, life-threatening. Prevalence for HAE is uncertain but is estimated to be approximately 1 case per 50,000 persons without known differences among ethnic groups and is caused by deficient (Type I) or dysfunctional (Type II) levels of C1-Inhibitor (“C1-INH”), a naturally occurring molecule that is known to inhibit kallikrein, bradykinin, and other serine proteases in the blood. If left untreated, HAE can result in a mortality rate as high as 40% primarily due to upper airway obstruction. There are a number of licensed therapies for HAE, including the following:

•	C1-INH therapy is available as an acute therapy (Berinert®) and as a prophylactic therapy (Cinryze®). These therapies are available intravenously and work by replacing the missing or malfunctioning C1-INH protein in patients. Recominant C1-INH (Ruconest®) is also available as an acute therapy.
•	Kallikrein Inhibition - Kalbitor® (ecallantide) is a specific recombinant plasma kallikrein inhibitor that halts the production of bradykinin and can be dosed subcutaneously in an inpatient setting.
•	Bradykinin receptor antagonist - Firazyr® (icatibant) is a competitive antagonist of the bradykinin B2 receptor. Firazyr is approved for the treatment of acute attacks and is administered by subcutaneous administration.
•	Other medications - Prophylactic administration of synthetic attenuated androgens (generically available as danazol or stanozolol) has been utilized to reduce the frequency or severity of attacks. However, long-term use of danazol or stanozolol may result in virilization and arterial hypertension. Six-month liver function tests, annual lipid profiles, and biennial hepatic ultrasound are recommended because these medications increase production of C1-INH in the liver.

In addition to BCX7353 and our other second generation compounds, there are a number of other HAE therapies in development. These include a prophylactic plasma derived C1-INH delivered by subcutaneous injection developed by CSL (Biologics License Application accepted for review by FDA in August 2016); SHP643 (DX2930), a monoclonal antibody administered by subcutaneous injection for prophylactic treatment of HAE in Phase 3 (Shire PLC); ISIS-PKK, a RNA-targeted antisense drug to inhibit prekallikrein for prophylactic treatment of HAE in Phase 1 (ISIS Pharmaceuticals, Inc.); and one oral kallikrein inhibitor being developed by KalVista (Phase 1 commenced in 2016).

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

Research and Development

We initiated our research and development activities in 1986. We have assembled a scientific research staff with expertise in a broad base of advanced research technologies including protein biochemistry, X-ray crystallography, chemistry and pharmacology. Our research facilities, located in Birmingham, Alabama, include protein biochemistry and organic synthesis laboratories, testing facilities, X-ray crystallography, computer and graphics equipment and facilities to make product candidates on a small scale for early stage clinical trials. During the years ended December 31, 2016, 2015 and 2014, our research and development expenses were $61.0 million, $72.8 million and $51.8 million, respectively.

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

Phase 3 (pivotal)—If a compound is found to be potentially effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials, also called pivotal studies, major studies or advanced clinical trials, are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites. In general, the FDA requires that at least two adequate and well-controlled Phase 3 clinical trials be conducted.

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

Human Resources

As of January 31, 2017, we had approximately 65 employees, of whom approximately 45 were engaged in the research and development function of our operations. Our research and development staff, 25 of whom hold Ph.D. or M.D. degrees, have diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, medicinal chemistry, clinical development and regulatory affairs.

Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. Employees are required to execute confidentiality and assignment of intellectual property agreements. We consider our relations with our employees to be satisfactory.

Available Information

Our website address is www.biocryst.com. We make available, free of charge, at our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available at our website copies of our audit committee charter, compensation committee charter, corporate governance and nominating committee charter and our code of business conduct, which applies to all our employees as well as the members of our Board of Directors. Any amendment to, or waiver from, our code of business conduct will be posted on our website.

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

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon a very limited number of third-party manufacturers to manufacture the materials required for our product, product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers, which may be the only manufacturer we have engaged for a particular product, may encounter difficulties with meeting our requirements including but not limited to problems involving:

•	inconsistent production yields;

•	product liability claims or recalls of commercial product;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes that could strike their facilities or have an effect on infrastructure;

•	potential impurities in our drug substance or products that could affect availability of product for our clinical trials or future commercialization;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies, particularly associated with peramivir, BCX7353, galidesivir and our early stage compounds.

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

We are performing research on or developing products for the treatment of several rare disorders, including HAE, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with the current neuraminidase inhibitors marketed by GSK and Roche for influenza; CINRYZE®, KALBITOR® and FIRAZYR®, marketed by Shire Pharmaceuticals, Inc. for HAE; and BERINERT®, marketed by CSL for HAE. Therapeutic products with potentially promising data to treat Ebola include Mapp Biopharmaceutical, Inc.’s ZMapp (antibody-based) and Gilead Sciences, Inc.’s product currently under development (small molecule), both of which have been used in Ebola infected patients. Further, several pharmaceutical and biotechnology firms, including major pharmaceutical companies and specialized structure-based drug design companies, have announced efforts in the field of structure-based drug design and molecules in development in the fields of HAE and in other therapeutic areas where we have discovery and development efforts ongoing. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

U.S. Government contracts typically contain a number of extraordinary provisions that would not typically be found in commercial contracts and which may create a disadvantage and additional risks to us as compared to competitors that do not rely on U.S. Government contracts. These risks include the ability of the U.S. Government to unilaterally:

•	terminate or reduce the scope of our contract with or without cause;

•	interpret relevant regulations (federal acquisition regulation clauses);

•	require performance under circumstances which may not be favorable to us;

•	require an in process review where the U.S. Government will review the project and its options under the contract;

•	control the timing and amount of funding, which impacts the development progress of our programs; and

•	audit and object to our contract-related costs and fees, including allocated indirect costs.

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

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time. Additional funding, whether through additional sales of securities, additional borrowings, or collaborative arrangements with partners, including governmental agencies in general and from any BARDA/HHS or NIAID/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under our September 23, 2016 Senior Credit Facility with an affiliate of MidCap Financial Services, LLC (“MidCap”), as administrative agent (the “Senior Credit Facility”). In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets, incur additional borrowings, or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including post approval studies for RAPIVAB, the progress, timeline and ultimate outcome of our kallikrein inhibitors, including the BCX7353 program (including, but not limited to, formulation progress, phase 3 trials, long-term human safety studies, and the timing of carcinogenicity or other required studies), the progress of our other rare disease product candidates, funding for and continued successful development of galidesivir, and the progress of our early discovery programs. In addition, constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

We may not be able to continue as a going concern if we do not obtain additional capital.

We have sustained operating losses for the majority of our corporate history and expect that our 2017 expenses will exceed our 2017 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

Our liquidity needs will be largely determined by the success of operations in regards to the progression of our product candidates in the future. Our plans to alleviate the doubt regarding our ability to continue as a going concern primarily include our ability to control the timing and spending on our research and development programs and raising additional funds through equity financings.  We also may consider other plans to fund operations including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which the we would receive cash milestones; (3) raising additional capital through debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs by discontinuing development; and/or (6) restructuring operations to change our overhead structure.

There can be no assurance that any of our plans will be successful or that additional capital will be available to us on reasonable terms, or at all, when needed. If we are unable to obtain sufficient additional capital, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

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

Currently, we have established collaborative relationships with Mundipharma for the development and commercialization of forodesine and with each of Shionogi and Green Cross for the development and commercialization of peramivir in Japan, Taiwan and South Korea. Most recently we have established a collaborative relationship with Seqirus UK Limited for RAPIVAB on a worldwide basis other than Israel, Japan, Korea and Taiwan. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

Commercialization success of peramivir is uncertain and is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, commercialization of peramivir products is subject to further risks and may be negatively impacted by a number of factors, including, but not limited to, the following:

•	peramivir may not prove to be adequately safe and effective for market approval in markets other than the United States, Japan, Korea and Taiwan;

•	necessary funding for post-marketing commitments and further development of peramivir may not be available timely, at all, or in sufficient amounts;

•	flu prevention or pandemic treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines or other antivirals, including competitive i.v. antivirals, could substantially replace potential demand for peramivir;

•	a limited number of governmental entities are expected to be the primary potential stockpiling customers for peramivir and if we are not successful at marketing peramivir to these entities for any reason, we will not receive substantial revenues from stockpiling orders;

•	government and third party payors may not provide sufficient coverage or reimbursement which would negatively impact the demand for peramivir;

•	we may not be able to supply commercial material to our partners and our partners may not be able to maintain or establish sufficient and acceptable commercial manufacturing, either directly or through third-party manufacturers;

•	the commercial demand and acceptance for peramivir by healthcare providers and by patients may not be sufficient to result in substantial revenues of peramivir to our partners and may result in little to no milestones or royalties to us;

•	effectiveness of marketing and commercialization efforts for peramivir by our partners;

•	market satisfaction with existing alternative therapies;

•	perceived efficacy relative to other available therapies;

•	disease prevalence;

•	cost of treatment;

•	pricing and availability of alternative products;

•	marketing and sales activities of competitors;

•	shifts in the medical community to new treatment paradigms or standards of care; and

•	relative convenience and ease of administration.

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

United States Government use or sale of RAPIVAB in emergency situations, or otherwise, may result in the use of RAPIVAB outside of its approved use. To the extent that RAPIVAB is used as a treatment for influenza by the U.S. Government or peramivir by any other government entity, there can be no assurance that it will prove to be generally safe, well-tolerated and effective. Such government use of RAPIVAB/peramivir may create certain liabilities for us or our partners in the case of government use outside of the U.S. There is no assurance that we or our manufacturers will be able to fully meet the demand for peramivir in the event of additional orders. Further, we may not achieve a favorable price for additional orders of RAPIVAB in the U.S. or peramivir in any other country. Our competitors may develop products that could compete with or replace peramivir. We may face competition in markets where we have no existing intellectual property protection or are unable to successfully enforce our intellectual property rights.

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

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us and adversely impact our operating results.

European Union (“EU”) Member States, Switzerland and other countries have adopted data protection laws and regulation, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU Member States, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, which adds to the complexity of processing personal data in the European Union, and guidance on implementation and compliance practices is often updated or otherwise revised. Our failure to comply with these laws and regulations could lead to government enforcement actions and significant penalties against us and adversely impact our operating results.

We are subject to periodic litigation, which could result in losses or unexpected expenditure of time and resources.

From time to time, we may be called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties in litigation, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome in any such proceedings could have an adverse impact on our business, financial condition and results of operations. If our stock price is volatile, we may become involved in securities class action lawsuits in the future. Any litigation in the future, regardless of its merits, could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We have product liability insurance covering our commercial sale of peramivir and our clinical trials. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2016, the 52-week range of the market price of our stock was from $1.63 to $10.24 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of January 31, 2017, there were 73,955,169 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of January 31, 2017, there were 11,835,438 stock options and restricted stock units outstanding, 2,750,318 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 363,646 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the preclinical development, clinical development, commercialization, or post-marketing studies of our product candidates and products, including our HAE program, peramivir, galidesivir, and early stage discovery programs;

•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir;

•	the potential for government stockpiling orders of peramivir, additional regulatory approvals of peramivir or milestones royalties or profit from sales of peramivir by us or our partners;

•	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our drug candidates;

•	plans, programs, progress and potential success of our collaborations, including SUL for peramivir, Mundipharma for forodesine and Shionogi and Green Cross for peramivir in their territories;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the foreign currency hedge agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;

•	our ability to continue as a going concern;

•	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;

•	our ability to raise additional capital to fund our operations or repay our recourse debt obligations;

•	our ability to comply with the covenants as set forth in the agreements governing our debt obligations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

We lease property in both Durham, North Carolina and Birmingham, Alabama. Our headquarters, including our clinical and regulatory operations, are based in Durham, while our principal research facility is located in Birmingham. We currently lease approximately 15,000 square feet in Durham through June 30, 2020 and lease approximately 32,000 square feet in Birmingham through October 31, 2026. We believe that our facilities are adequate for our current and planned future operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol BCRX. The following table sets forth the low and high sales prices of our common stock as reported by the NASDAQ Global Select Market for each quarter in 2016 and 2015:

	2016		2015
	Low	High	Low	High
First quarter	$1.63	$10.24	$7.85	$12.71
Second quarter	$2.49	$4.03	$8.50	$16.43
Third quarter	$2.82	$5.80	$10.26	$16.83
Fourth quarter	$3.75	$7.56	$8.01	$12.88

The last sale price of the common stock on January 31, 2017 as reported by the NASDAQ Global Select Market was $6.30 per share.

Holders

As of January 31, 2017, there were approximately 182 holders of record of our common stock.

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

PERFORMANCE GRAPH FOR BIOCRYST

Indexed Comparison Since 2011

	Beginning Investment 12/31/11	Investment at 12/31/12	Investment at 12/31/13	Investment at 12/31/14	Investment at 12/31/15	Investment at 12/31/16
BioCryst Pharmaceuticals, Inc.	$100.00	$57.49	$307.69	$492.31	$417.81	$256.28
NASDAQ Stock Market (U.S.)	100.00	116.43	155.41	174.78	175.62	198.47
NASDAQ Pharmaceutical Stocks	100.00	114.32	155.11	188.95	199.22	197.05

The above graph measures the change in a $100 investment in our common stock based on its closing price of $2.47 on December 31, 2011 and its year-end closing price thereafter. Our relative performance is then compared with the CRSP Total Return Indexes for the NASDAQ Stock Market (U.S.) and NASDAQ Pharmaceutical Stocks.

Recent Sales of Unregistered Securities: None.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock or shares surrendered to satisfy tax obligations during the fourth quarter of 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The selected Statement of Operations Data and Balance Sheet data with respect to the years ended December 31, 2016, 2015, 2014, 2013, and 2012 set forth below are derived from our consolidated financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 below and our consolidated financial statements and the notes thereto appended to this annual report.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$26,353	$48,257	$13,608	$17,331	$26,293
Cost of product sold	2,297	1,368	1	—	—
Research and development expenses	61,008	72,758	51,796	41,943	49,160
General and administrative expenses	11,253	13,047	7,461	6,007	9,130
Royalty expense	402	528	121	98	132
Restructuring costs	—	—	—	—	1,759
Loss from operations	(48,607)	(39,444)	(45,771)	(30,717)	(33,888)
Net loss	(55,144)	(43,019)	(45,189)	(30,108)	(39,081)
Basic and diluted net loss per share	$(0.75)	$(0.59)	$(0.68)	$(0.55)	$(0.79)
Weighted average shares outstanding	73,699	72,901	66,773	55,216	49,474

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$65,122	$100,858	$114,038	$40,788	$37,058
Receivables	8,768	6,243	9,490	2,115	4,562
Inventory	500	1,612	683	—	—
Total assets	89,847	122,359	134,238	45,791	53,925
Long-term deferred revenue	8,184	9,674	3,552	4,736	5,920
Non-recourse notes payable	28,243	27,804	27,364	26,925	26,486
Senior credit facility	22,777	—	—	—	—
Accumulated deficit	(566,061)	(510,917)	(467,898)	(422,709)	(392,601)
Total stockholders’ equity (deficit)	1,578	47,724	75,635	(1,126)	(454)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Corporate Highlights

RAPIVAB/RAPIACTA/PERAMIFLU/ALPIVAB (peramivir injection)

Peramivir (i.e., product sold or marketed under the RAPIVAB, RAPIACTA, and PERAMIFLU trade names) is approved for commercial sale in the United States, Canada, Japan, Taiwan and Korea and has a pending approval in the European Union. We receive royalty revenue from commercial and governmental stockpiling sales of the product from our partners with the exception of U.S. Government stockpiling sales for which we remain directly responsible. In 2016, our Japanese partner, Shionogi, fulfilled a relatively large stockpiling order to the Japanese government in advance of the 2016/2017 influenza season for which we recorded $5.7 million of net royalties. Although this was not the first Japanese Government order, it represented the largest sales volume in a fiscal year from RAPIACTA’s history of availability. Proceeds from these stockpiling sales to the Japanese Government are available to us for general corporate use and are not dedicated to satisfying non-recourse obligations under the PhaRMA Notes.

On January 8, 2017, we announced that Health Canada approved RAPIVAB® for treatment of acute, uncomplicated influenza in Canada. On January 30, 2017, we announced that the European Medicines Agency (“EMA”) accepted our Marketing Authorization Application (“MAA”) for treatment of symptoms typical of influenza in adults 18 years and older. The acceptance of the MAA begins the review process by the EMA under the centralized licensing procedure for all 28 member states of the European Union, Norway and Iceland.

BCX7353

In August 2016, we announced that we had dosed the first subject in the APeX-1 clinical trial of BCX7353 for the oral treatment of HAE. APeX-1 is a multi-part, Phase 2, randomized, double-blind, placebo-controlled, dose ranging trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of BCX7353 as a preventative treatment to eliminate or reduce the frequency of angioedema attacks in HAE patients. APEX-1 is being conducted in several European countries, Australia and Canada. In part 1 of APeX-1, subjects with HAE were randomized in a 1:1 ratio to receive an oral dose of either 350 mg of BCX7353 once daily (“QD”) or placebo QD for 28 days. The primary efficacy endpoints of APeX-1 are the number of angioedema attacks; attack rate per week, counts of attacks, proportion of subjects with no attacks, and number of attack-free days. Efficacy analyses will be conducted for HAE attacks reported over the entire dosing interval (Days 1 through 28) and during the dosing period in which plasma concentrations of BCX7353 should be at steady-state conditions (Days 8 through 28). Secondary efficacy endpoints include severity and duration of angioedema attacks and measures of health-related quality of life. Safety will be characterized through evaluation of adverse events and laboratory testing. Pharmacokinetics and pharmacodynamic effects will be assessed through measurement of plasma drug levels and kallikrein inhibition. A total of approximately 36 subjects have been enrolled in part 1.

On February 27, 2017, we reported statistically significant and clinically meaningful reductions in attack frequency from an interim analysis of part 1 of our ongoing multi-part APeX-1 clinical trial in HAE patients. In the interim analysis, twenty-eight subjects, randomized equally to receive BCX7353 350 mg QD or placebo for 28 days. The baseline attack rate was approximately 1/week and average C1 inhibitor levels were less than 20% of the normal mean, indicating a severely affected patient population. Baseline characteristics of trial participants were generally well balanced between the two groups with the exception of prior androgen use, which was more common in the BCX7353 group (11 of 14 compared with 6 of 14 on placebo). Compliance with study drug dosing in the trial was excellent and was greater than 98%.

The pre-specified per-protocol (“PP”) interim analysis included data on 24 subjects with confirmed Type 1 or Type 2 HAE and completing 28 days of treatment (11 on BCX7353 and 13 on placebo). The mean rate of independently-adjudicated angioedema attacks for the pre-defined effective dosing period (weeks 2 through 4) in BCX7353-treated subjects was 0.34/week compared to 0.92/week for placebo, a reduction of 0.57/week (63%), p = 0.006. In the intent-to-treat (“ITT”) population of 28 subjects, the rate of attack for the effective dosing period for BCX7353 and placebo groups was 0.44/week and 0.91/week, a reduction of 0.47/week (52%), p = 0.035.

A pre-planned analysis of peripheral and abdominal attacks showed reductions of 88% and 24%, respectively, for BCX7353 compared with placebo (PP analysis, weeks 2 through 4). To understand this difference, patient diaries were reviewed and abdominal attacks (n = 9, BCX7353 and n = 14, placebo) were subdivided into two groups: attacks with abdominal symptoms only and attacks with a combination of abdominal and peripheral symptoms (mixed attacks). This post-hoc analysis showed that there were 2, 2 and 7 peripheral, mixed and abdominal-only attacks on BCX7353 compared with 22, 12 and 2 attacks, respectively, for placebo. Based on this distribution, it is likely that subjects recorded abdominal adverse events as HAE attack symptoms in their diary. Accordingly, this post-hoc analysis indicated an 88% reduction in the number of attacks for subjects treated with BCX7353, as compared to the placebo arm, characterized by either peripheral symptoms-only or a combination of peripheral and abdominal symptoms.

Pharmacokinetic and pharmacodynamic analyses indicate steady state BCX7353 plasma levels in HAE subjects were similar to those in healthy subjects administered the same dose in a previously completed Phase 1 trial. Steady state trough drug levels (24 hours after dosing) were 11 – 32 times the 50% effective concentration (EC50) for plasma kallikrein inhibition. These observed steady state drug levels greatly exceeded our proposed therapeutic target range of 4 – 8 times the EC50. Daily oral dosing with BCX7353 strongly inhibited plasma kallikrein throughout the 24-hour dosing interval and the degree of inhibition was similar to that seen with this dose in the healthy subject Phase 1 trial.

Oral BCX7353 350 mg QD for 28 days was generally safe and well tolerated in subjects with HAE. There were no serious adverse events (AEs) and no related severe AEs. Two subjects in the BCX7353 treatment group discontinued study drug before day 28, one due to an unrelated pre-existing liver disorder, and one due to an adverse event of gastroenteritis associated with elevated liver enzymes. Treatment-emergent adverse events occurring in at least two subjects overall, enumerated by treatment group (BCX7353 [n=14] and placebo [n=14]), respectfully, were: common cold (3, 4); diarrhea (4, 2); flatulence (2, 0); and fatigue (2, 0). No clinically significant changes in hematology parameters, renal function tests, electrolytes, or urinalysis were observed. One subject treated with BCX7353, with pre-existing colitis, hepatic steatosis (i.e., a fatty liver) and more than 20 years of prior androgen use, had an elevation of alanine aminotransferase (ALT) > 3 times the upper limit of normal at the end of treatment, which resolved.

Based upon this interim analysis, the efficacy, safety and tolerability profile of BCX7353 observed strongly supports its continued development as a prophylactic treatment for HAE. Furthermore, the steady state drug levels observed greatly exceeded our proposed therapeutic target range of 4 – 8 times the EC50, thereby supporting and prompting us to evaluate doses of BCX7353 lower than the 350 QD tested in part 1 of the trial. Therefore, the APeX-1 trial has been amended to add a 62.5 mg QD dose level, and to increase the number of subjects at the 125 mg QD and 250 mg QD dose levels, in order to more fully characterize dose response. Specifically, part 2 of APeX-1 will enroll 14 additional subjects with HAE and they will be randomized to 250mg of BCX7353 QD (n=6), 125mg of BCX7353 QD (n=6) or placebo (n=2) and part 3 of APeX-1 will enroll 20 additional subjects with HAE and they will be randomized to 250mg of BCX7353QD (n=6), 125mg of BCX7353 QD (n=6), 62.5mg of BCX7353 QD (n=6) or placebo (n=2).

Avoralstat

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

In August 2016, we reported a clinical pharmacology study of several avoralstat dosage formulations. Cohorts of healthy volunteers received single doses of avoralstat ranging from 200 mg to 2000 mg in tablet or suspension formulations, with no clinically significant adverse events reported. While these formulations improved total avoralstat exposure (AUC) up to approximately five-fold compared to a 500 mg dose given as soft gel capsules, the plasma concentration-time profile has not met our objectives of twice-daily dosing with drug levels at or above the target range. For that reason, we decided to stop further development of avoralstat.

Galidesivir (formerly BCX4430)

On March 7, 2016, results from a preclinical study of our antiviral galidesivir in interferon-receptor-deficient mice infected with Zika virus were presented at a World Health Organization conference in Geneva, Switzerland. The primary goal of the study was to assess the effect of galidesivir treatment on survival through Day 28 in interferon-receptor-deficient mice infected with the Zika virus. Galidesivir was administered by i.m. injection twice a day beginning four hours prior to virus challenge and continuing for eight days; two dose levels were tested. In the standard dose galidesivir group, 7 of 8 mice survived through Day 28. In the low dose galidesivir group (n=8), and in control groups administered vehicle placebo (n=8) or ribavirin at two dose levels (n=16), no animals survived to Day 28. Overall survival for the standard dose level of galidesivir was superior to both the placebo and the ribavirin treatment control groups (p < 0.0001). For both dose levels of galidesivir, median survival was superior to both control groups (>28 days for galidesivir standard dose and 23 days for low dose) compared to 14 to 17 days for controls.

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

On October 29, 2016, galidesivir nonclinical results from a Zika virus infection model were presented in a late-breaker scientific session at IDWeek by Dr. James B. Whitney, PhD, Assistant Professor of Medicine, Harvard Medical School, and Principal Investigator in the Center for Virology and Vaccine Research at Beth Israel Deaconess Medical Center in Boston. Three groups of five healthy rhesus macaques were inoculated with a Puerto Rico strain of Zika virus and administered either galidesivir by i.m. injection 100 mg/kg BID loading dose followed by 25 mg/kg BID for nine days, galidesivir loading dose of 100 mg/kg BID, or vehicle control. Both galidesivir groups showed reduction in the proportion of animals viremic and in the amount of virus shed of into cerebrospinal fluid, saliva and urine. Galidesivir dosing in rhesus macaques was well-tolerated and offered significant protection against Zika virus infection. In a follow-on experiment, the same animals were rechallenged with a Thai strain of Zika virus, 72 days after initial inoculation. All animals demonstrated immune responses, and the initial treatments with galidesivir did not impair the generation of immunity.

Results of Operations

Year Ended December 31, 2016 Compared to 2015

Total 2016 revenues decreased to $26.4 million as compared to 2015 revenues of $48.3 million. The decrease in 2016 revenues, as compared to 2015, was primarily due to the RAPIVAB out-licensing transaction to Seqirus, which resulted in the recognition of $21.8 million of collaborative revenue in 2015 and a $4.0 million decrease in 2016 RAPIVAB product sales, as well as a reduction in collaboration revenue associated with lower galidesivir development activity in 2016. All of these decreases were slightly offset by a $7.3 million increase in 2016 peramivir royalty revenue derived from BioCryst’s commercial partners. A component of the peramivir royalty revenue was $5.7 million of Japanese government stockpiling revenue that is available for general corporate use. Although these orders provided a significant cash infusion, stockpiling royalty revenues may not recur on an annual basis as they are subject to the Japanese government’s appropriation and stockpiling process, which is difficult to predict. Revenues in 2016 included $2.3 million of peramivir product revenue from inventory sales to our commercial partners, $9.7 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan, Korea and Taiwan, $9.5 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir, $2.9 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of RAPIVAB and $1.8 million associated with collaborative revenue amortization from other corporate partnerships. The 2015 revenue consisted of $5.7 million of RAPIVAB product revenue and $21.8 million of collaborative revenue related to the SUL Agreement, $2.4 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $16.3 million of reimbursement of collaborative expenses from BARDA/HHS and NIAID/HHS related to the development of peramivir and galidesivir, and $1.4 million associated with collaborative revenue amortization from other corporate partnerships. In addition, we recorded approximately $0.6 million of RAPIVAB revenue under the “Sell-Through” revenue recognition methodology, but going forward we will recognize all future commercial RAPIVAB sales as royalty revenue under one of our partnership arrangements. With the expiration of BARDA/HHS peramivir contract, unless we enter into new government contracts, all significant and future reimbursement of collaborative expenses will be under the NIAID/HHS and BARDA/HHS galidesivir development contracts. Our RAPIVAB revenue will be difficult to predict because of volatility in prevalence, timing and severity of influenza season to season.

Research and Development (“R&D”) expenses decreased to $61.0 million in 2016 from $72.8 million in 2015. The decrease in 2016 R&D expenses, as compared to 2015, reflects lower spending on our HAE portfolio of compounds associated with the discontinuation of avoralstat development.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	2016	2015	2014
R&D expenses by program:
Avoralstat	$13,433	$27,769	$19,005
BCX7353	21,410	11,819	—
Other 2nd generation HAE compounds	1,139	9,320	11,681
Galidesivir	9,458	12,400	13,060
Peramivir	5,552	3,690	2,898
Other research, preclinical and development costs	10,016	7,760	5,152
Total R&D expenses	$61,008	$72,758	$51,796

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

Selling, General and administrative (“SG&A”) expenses decreased to $11.3 million in 2016 compared to $13.0 million in 2015. The decrease of $1.7 million was primarily due to lower unrestricted grants awarded to HAE patient advocacy groups, as well as a general reduction of administrative expenses in 2016.

Interest expense increased to $6.5 million in 2016 primarily associated with our execution of a $23.0 million Senior Credit Facility with an affiliate of MidCap Financial Services, LLC (“MidCap”) in September 2016 (the “Senior Credit Facility”), as compared to $5.2 million in 2015. In addition, a mark to market loss of $1.7 million was recognized in 2016 related to the foreign currency hedge entered into in conjunction with the royalty monetization transaction, compared to a mark to market loss of $0.6 million in 2015, both resulting from changes in the U.S. dollar/Japanese yen exchange rate during the respective years. In addition, realized currency exchange gains of $0.8 million and $1.7 million were recognized in 2016 and 2015, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge. Thus, a resulting net loss of $0.8 million is recognized on our foreign currency derivative for 2016 compared to a net gain of $1.1 million for 2015. We entered into a foreign currency hedge agreement to hedge changes in the value of the Japanese yen relative to the U.S. dollar. The currency hedge does not qualify for hedge accounting treatment and therefore mark to market adjustments are recognized in our Consolidated Statements of Comprehensive Loss. Although we cannot predict the future yen/dollar exchange rate, the applicable foreign currency rates moved such that we currently have no collateral posted; however, it is possible that collateral will be required to be posted in the future. We are unable to predict future changes in the yen/dollar exchange rate or increases/decreases in our hedge gains/losses associated with the currency hedge agreement.

Year Ended December 31, 2015 Compared to 2014

Total 2015 revenues increased to $48.3 million as compared to 2014 revenues of $13.6 million. The increase in 2015 was primarily due to recognizing revenue associated with the SUL out-licensing transaction, RAPIVAB product revenue and increased collaboration revenue associated with galidesivir development. The 2015 revenue consisted of $5.7 million of RAPIVAB product revenue and $21.8 million of collaborative revenue related to the SUL Agreement, $2.4 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $16.3 million of reimbursement of collaborative expenses from BARDA/HHS and NIAID/HHS related to the development of peramivir and galidesivir, and $1.4 million associated with collaborative revenue amortization from other corporate partnerships. In addition, we recorded approximately $0.6 million of RAPIVAB revenue under the “Sell-Through” revenue recognition methodology, but going forward will recognize all future commercial RAPIVAB sales as royalty revenue under one of our partnership arrangements. RAPIVAB was available for commercial sale in the U.S. on December 26, 2014. The 2014 revenue consisted of $3.0 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in Japan and Korea, $9.4 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of peramivir, $1.2 million associated with collaborative revenue amortization from other corporate partnerships and $33,000 of RAPIVAB revenue. With the expiration of BARDA/HHS peramivir contract, unless we enter into new government contracts, all significant and future reimbursement of collaborative expenses will be under the NIAID/HHS and BARDA/HHS galidesivir development contracts. Our RAPIVAB revenue will be difficult to predict because of volatility in prevalence, timing and severity of influenza season to season.

R&D expenses increased to $72.8 million in 2015 from $51.8 million in 2014. 2015 R&D expenses, compared with 2014, reflect increased spending on our HAE programs and slightly higher spending on our RAPIVAB program. In addition, our 2014 equity compensation expense allocated to R&D increased due to the vesting of two underlying milestones under previously issued performance-based stock options for the successful outcome of OPuS-1 and RAPIVAB approval in the U.S.

SG&A expenses increased to $13.0 million in 2015 compared to $7.5 million in 2014. The increase of $5.5 million is primarily associated with increased marketing and medical affairs activities associated with our HAE programs, as well as unrestricted grants awarded to the U.S. and international HAE patient advocacy groups.

Interest expense, related to the non-recourse notes issued in conjunction with the peramivir royalty monetization transaction in March 2011, increased slightly to $5.2 million in 2015 as compared to $5.0 million in 2014. In addition, a mark to market loss of $0.6 million was recognized in 2015 related to the foreign currency hedge entered into in conjunction with the royalty monetization transaction, compared to a mark to market gain of $5.5 million in 2014, both resulting from changes in the U.S. dollar/Japanese yen exchange rate during the respective years. In addition, a realized currency exchange gain of $1.7 million was recognized in 2015 related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge. Thus, a resulting $1.1 million net gain is recognized on our foreign currency derivative for 2015.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2017 operating expenses to exceed our 2017 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; and to a lesser extent, the PhaRMA Notes financing and the Senior Credit Facility. To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS galidesivir development contract totaling $39.5 million, which is ongoing, and a BARDA/HHS galidesivir development contract totaling $39.1 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS galidesivir funding obligated under awarded options is $39.5 million and $20.6 million, respectively. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of December 31, 2016, we had net working capital of $12.6 million, an increase of approximately $11.1 million from $1.5 million at December 31, 2015. The increase in working capital was principally due to proceeds from the Senior Credit Facility partially offset by our normal operating expenses associated with the development of our product candidates. Our principal sources of liquidity at December 31, 2016 were approximately $22.1 million in cash and cash equivalents and approximately $41.5 million in investments considered available-for-sale. We anticipate our cash and investments will fund our operations into 2018.

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

With the funds available at December 31, 2016, we believe these resources will be sufficient to fund our operations into 2018. We have sustained operating losses for the majority of our corporate history and expect that our 2017 expenses will exceed our 2017 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, our planned operations raise doubt about our ability to continue as a going concern. Our liquidity needs will be largely determined by the success of operations in regards to the progression of our product candidates in the future. Our plans to alleviate the doubt of our going concern, which are probable of effectively being implemented and mitigating these conditions, primarily include our ability to control the timing and spending on our research and development programs and raising additional funds through equity financings. We also may consider other plans to fund operations including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which the we would receive cash milestones; (3) raising additional capital through debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings, pursuant to our registration statement on Form S-3 initially filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events and our decisions in the future.

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

The restrictive covenants contained in the Senior Credit Facility could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lender’s permission or without repaying all Senior Credit Facility obligations. These covenants limit our ability to, among other things, convey, sell, lease, license, transfer or otherwise dispose of certain parts of our business or property; change the nature of our business; liquidate or dissolve; enter into certain change in control or acquisition transactions; incur or assume certain debt; grant certain types of liens on our assets; modify, liquidate or transfer assets in certain collateral accounts; pay dividends or make certain distributions to our stockholders; make certain investments; enter into material transactions with affiliates; and modify existing debt or collaboration arrangements. A breach of any of these covenants could result in an event of default under the Senior Credit Facility.

Financial Outlook for 2017

Based upon our development plans, expected operations and our awarded government contracts, we expect 2017 operating cash usage to be in the range of $30 to $50 million, and expect our total 2017 operating expenses to be in the range of $53 to $73 million. Our operating expense range excludes equity-based compensation expense due to the difficulty in accurately projecting this expense as it is significantly impacted by the volatility and price of the Company’s stock, as well as vesting of the Company’s outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of December 31, 2016, we are not involved in any unconsolidated entities or off–balance sheet arrangements.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they are cancelable as of December 31, 2016. Some of the amounts we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$6,151	$871	$1,660	$1,131	$2,489
Purchase obligations(1)	32,964	32,964	—	—	—
Contingent license obligations	1,775	225	450	350	750
Non-recourse notes payable(2)	53,871	11,621	8,400	33,850	—
Senior credit facility	29,519	1,982	16,625	10,912	—
Total	$124,280	$47,663	$27,135	$46,243	$3,239

(1)	Purchase obligations include commitments related to clinical development, manufacturing and research operations and other purchase commitments.
(2)	Assumes the PhaRMA Notes will be repaid at maturity and the related interest costs will accrue and be paid annually through maturity. This assumption is based on the unpredictable nature of the royalty payments from Shionogi, which are designated for both principal and interest payments on the PhaRMA Notes.

Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2017 through 2020. A payment of $2.0 million will be required if, during the relevant year, the dollar is worth 100 yen or less. As of December 31, 2016, we have no hedge collateral posted against the Currency Hedge Agreement. Because the posting of additional collateral and payment of annual premiums is contingent on the value of the yen relative to the dollar and other factors, such payments have been excluded from the foregoing table.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Inventory

Our inventories consist of peramivir finished goods and work in process, which are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. In connection with the FDA approval of RAPIVAB and other regulatory approvals, we began capitalizing costs associated with the production of peramivir inventories.

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

Product Sales

We recognize revenue for sales of RAPIVAB when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment from our specialty distributors, utilizing the Sell-Through revenue recognition methodology. Product sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price was fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, prior to completion of the SUL transaction, we sold RAPIVAB to specialty distributors, who, in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations. With the completion of the SUL worldwide license of RAPIVAB, SUL will be responsible for sales of RAPIVAB, other than U.S. Government stockpiling sales and the sale of inventory from us to peramivir commercial partners. With the completion of the SUL collaboration, all peramivir third-party sales (i.e., RAPIVAB, RAPIACTA, and PERAMIFLU) will be made by the Company’s partners, except for U.S. Government stockpiling sales, and the Company will be reliant on these partners to generate sales and provide for sales discounts and rebates.

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

Foreign Currency Hedge

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2017 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of December 31, 2016, the maximum amount of hedge collateral we may be required to post is $7.8 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2016, no collateral was posted under the agreement.

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

Recent Accounting Pronouncements

Note 12 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K discusses accounting pronouncements recently issued or proposed but not yet required to be adopted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Senior Credit Facility. The interest rate applicable to our borrowings under PhaRMA Notes is fixed at 14% and the Senior Credit Facility bears a floating interest rate based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that we are required to make on the Senior Credit Facility. As of December 31, 2016, our Senior Credit Facility had an interest rate of 8.6%.

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

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity. A hypothetical 100 basis point increase or decrease in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments, including our borrowings, but may affect our future earnings and cash flows. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we do not believe that we have material exposure to interest rate risk arising from our investments. Generally, our investments are not collateralized. We have not realized any significant losses from our investments.

We do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities.

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars and we do not have significant operating subsidiaries or significant investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk in our normal operations.

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

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$22,104	$28,899
Restricted cash	1,546	1,612
Investments	32,546	22,664
Receivables from collaborations	8,768	6,243
Inventory	500	1,612
Prepaid expenses and other current assets	1,438	2,674
Deferred collaboration expense	85	90
Total current assets	66,987	63,794
Investments	8,926	47,683
Property and equipment, net	9,922	5,149
Deferred collaboration expense	199	265
Other assets	3,813	5,468
Total assets	$89,847	$122,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,269	$9,307
Accrued expenses	10,836	16,237
Interest payable	8,990	6,746
Deferred collaboration revenue	2,022	2,163
Non-recourse notes payable	28,243	27,804
Total current liabilities	54,360	62,257
Deferred collaboration revenue	8,184	9,674
Deferred rent	244	329
Lease financing obligation	2,704	2,375
Senior credit facility	22,777	—
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares outstanding	—	—
Common stock, $0.01 par value; shares authorized — 200,000; shares issued and outstanding — 73,782 in 2016 and 73,355 in 2015	738	734
Additional paid-in capital	566,913	558,113
Accumulated other comprehensive loss	(12)	(206)
Accumulated deficit	(566,061)	(510,917)
Total stockholders’ equity	1,578	47,724
Total liabilities and stockholders’ equity	$89,847	$122,359

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Product sales, net	$2,269	$6,291	$33
Royalty revenue	9,682	2,386	3,025
Collaborative and other research and development	14,402	39,580	10,550
Total revenues	26,353	48,257	13,608
Expenses
Cost of products sold	2,297	1,368	1
Research and development	61,008	72,758	51,796
Selling, general and administrative	11,253	13,047	7,461
Royalty	402	528	121
Total operating expenses	74,960	87,701	59,379
Loss from operations	(48,607)	(39,444)	(45,771)
Interest and other income	793	535	93
Interest expense	(6,487)	(5,200)	(4,998)
(Loss) gain on foreign currency derivative	(843)	1,090	5,487
Net loss	$(55,144)	$(43,019)	$(45,189)
Basic and diluted net loss per common share	$(0.75)	$(0.59)	$(0.68)
Weighted average shares outstanding	73,699	72,901	66,773
Unrealized gain (loss) on available for sale investments	$194	$(76)	$(134)
Comprehensive loss	$(54,950)	$(43,095)	$(45,323)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(55,144)	$(43,019)	$(45,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairment	483	180	177
Loss on disposal of property and equipment	17	—	27
Stock-based compensation expense	8,487	9,705	10,177
Amortization of debt issuance costs	558	439	439
Amortization of premium/discount on investments	523	570	150
Change in fair value of foreign currency derivative	(811)	564	(5,487)
Changes in operating assets and liabilities:
Receivables	(2,525)	3,247	(7,375)
Inventory	1,112	(929)	(683)
Prepaid expenses and other assets	3,702	637	(2,093)
Deferred collaboration expense	71	(102)	59
Accounts payable and accrued expenses	(10,524)	13,676	4,656
Interest payable	2,244	717	2,162
Deferred revenue	(1,631)	1,199	4,429
Net cash used in operating activities:	(53,438)	(13,116)	(38,551)
Investing activities:
Acquisition of property and equipment	(5,277)	(5,122)	(106)
Proceeds from sale of property and equipment	4	—	—
Change in restricted cash	66	(1,462)	1
Purchases of investments	(14,106)	(53,830)	(73,875)
Sales and maturities of investments	42,652	42,410	34,000
Net cash provided (used) in investing activities:	23,339	(18,004)	(39,980)
Financing activities:
Sale of common stock, net	—	—	106,600
Net proceeds from common stock issued under stock-based compensation plans	317	5,479	5,307
Proceeds from senior credit facility	22,658	—	—
Increase in lease financing obligation	329	—	—
Net cash provided by financing activities:	23,304	5,479	111,907
(Decrease) increase in cash and cash equivalents	(6,795)	(25,641)	33,376
Cash and cash equivalents at beginning of year	28,899	54,540	21,164
Cash and cash equivalents at end of year	$22,104	$28,899	$54,540

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2013	$591	$420,988	$4	$(422,709)	$(1,126)
Net loss	—	—	—	(45,189)	(45,189)
Other comprehensive loss	—	—	(134)	—	(134)
Exercise of stock options, 1,314 shares, net	13	4,984	—	—	4,997
Employee stock purchase plan sales, 49 shares, net	1	309	—	—	310
Issuance of common stock, 11,500 shares, net	115	106,485	—	—	106,600
Stock-based compensation expense	—	10,177	—	—	10,177
Balance at December 31, 2014	720	542,943	(130)	(467,898)	75,635

Net loss	—	—	—	(43,019)	(43,019)
Other comprehensive loss	—	—	(76)	—	(76)
Exercise of stock options, 1,359 shares, net	14	5,110	—	—	5,124
Employee stock purchase plan sales, 41 shares, net	—	355	—	—	355
Stock-based compensation expense	—	9,705	—	—	9,705
Balance at December 31, 2015	734	558,113	(206)	(510,917)	47,724

Net loss	—	—	—	(55,144)	(55,144)
Other comprehensive income	—	—	194	—	194
Exercise of stock options, 351 shares, net	3	(15)	—	—	(12)
Employee stock purchase plan sales, 75 shares, net	1	328	—	—	329
Stock-based compensation expense	—	8,487	—	—	8,487
Balance at December 31, 2016	$738	$566,913	$(12)	$(566,061)	$1,578

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

With the funds available at December 31, 2016, the Company believes these resources will be sufficient to fund its operations into 2018. The Company has sustained operating losses for the majority of its corporate history and expects that its 2017 expenses will exceed its 2017 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, its planned operations raise doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regards to the progression of its product candidates in the future. The Company’s plans to alleviate the doubt of its going concern, which are probable of effectively being implemented and mitigating these conditions, primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through equity financings. The Company also may consider other plans to fund operations including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 initially filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, JPR Royalty Sub LLC (“Royalty Sub”) and MDCP, LLC (“MDCP”). Both subsidiaries were formed to facilitate financing transactions for the Company. Royalty Sub was formed in connection with a $30,000 financing transaction the Company completed on March 9, 2011. See Note 3, Royalty Monetization, for a further description of this transaction. MDCP was formed in connection with a $23,000 Senior Credit Facility that the Company closed on September 23, 2016. See Note 4, Senior Credit Facility, for a further description of this transaction. All intercompany transactions and balances have been eliminated.

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Restricted Cash

Restricted cash as of December 31, 2016 reflects $141 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 3) and $1,405 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its new Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At December 31, 2016, the Company believes that the cost of its investments is recoverable in all material respects.

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

	December 31, 2016
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$20,266	$34	$2	$(4)	$20,298
Corporate debt securities	6,179	26	2	(8)	6,199
Certificates of deposit	14,962	17	7	(11)	14,975
Total investments	$41,407	$77	$11	$(23)	$41,472

	December 31, 2015
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$26,557	$88	$—	$(99)	$26,546
Corporate debt securities	21,820	184	—	(41)	21,963
Certificates of deposit	21,884	20	6	(72)	21,838
Total investments	$70,261	$292	$6	$(212)	$70,347

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table summarizes the scheduled maturity for the Company’s investments at December 31, 2016 and 2015.

	2016	2015
Maturing in one year or less	$32,546	$22,664
Maturing after one year through two years	8,926	28,395
Maturing after two years	—	19,288
Total investments	$41,472	$70,347

Receivable from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi, Green Cross Corporation (“Green Cross”) and Seqirus UK Limited (“SUL”), and product sales to SUL. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At December 31, 2016 and December 31, 2015, the Company had the following receivables.

	December 31, 2016
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$3,495	$3,495
Shionogi & Co. Ltd.	3,451	—	3,451
Green Cross Corporation	686	—	686
Seqirus UK Limited	957	179	1,136
Total receivables	$5,094	$3,674	$8,768

	December 31, 2015
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$5,536	$5,536
Shionogi & Co. Ltd.	469	—	469
Seqirus UK Limited	210	28	238
Total receivables	$679	$5,564	$6,243

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

Inventory

At December 31, 2016 and December 31, 2015, the Company’s inventory consisted primarily of peramivir work in process and is being manufactured for the Company’s partners. Inventory is stated at the lower of cost, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

During 2014, in connection with the FDA approval of RAPIVAB, the Company began capitalizing costs associated with the production of RAPIVAB inventories.

The Company’s inventory consisted of the following:

	As of December 31,
	2016	2015
Work in process	$500	$1,612
Net inventories	$500	$1,612

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

Accrued Expenses

The Company generally enters into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when it determines an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with applicable Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to Clinical Research Organizations (“CROs”) in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of the Company’s raw materials, drug substance and drug products; and

•	professional fees.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of December 31, 2016 and December 31, 2015, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Accrued expenses were comprised of the following:

	December 31,
	2016	2015
Compensation and benefits	$425	$424
Development costs	7,427	10,398
Inventory	705	549
Professional fees	242	242
Duties and taxes	56	102
Other	1,981	4,522
Total accrued expenses	$10,836	$16,237

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. During 2016 and 2015, realized gains of $11 and $13, respectively, were reclassified out of accumulated other comprehensive loss.

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

For arrangements that involve the delivery of more than one element, each product, service and/or right to use assets is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has “stand-alone value” to the customer. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of selling price (“BESP”). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. In most cases the Company expects to use TPE or BESP for allocating consideration to each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

In June 2015, the Company entered into a License Agreement (the “SUL Agreement”) granting SUL and its affiliates worldwide rights, excluding Israel, Japan, Korea and Taiwan, to develop, manufacture and commercialize RAPIVAB. The SUL Agreement provides for various types of payments, including a non-refundable upfront fee, milestone payments, and future royalties. Analysis of the SUL Agreement identified three deliverables: (i) license rights, (ii) inventory and (iii) regulatory support to obtain Canadian and European Union (“EU”) marketing approvals. The Company received an upfront payment of $33,740 from SUL, of which $7,000 was determined to be contingent upon EU marketing approval and will be deferred until that time. Approximately $21,777 of the upfront payment was allocated to the license rights and recognized as revenue in 2015. Approximately $3,740 of the upfront payment was allocated to the pending sale of inventory and was recognized in 2015, when the inventory transfer was completed. Approximately $1,223 of the revenue from the SUL Agreement will be recognized over the expected period of involvement in these regulatory support activities.

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

Product Sales

The Company recognizes revenue for sales of RAPIVAB when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment from the Company’s specialty distributors, utilizing the Sell-Through revenue recognition methodology. Product sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, and prior to the SUL Agreement, the Company sold RAPIVAB to specialty distributors, who in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations. With the completion of the SUL worldwide license of RAPIVAB, SUL will be responsible for sales of RAPIVAB, other than U.S. Government stockpiling sales. With the completion of the SUL collaboration, all peramivir sales (i.e., RAPIVAB, RAPIACTA, and PERAMIFLU) will be made by the Company’s partners, except for U.S. Government stockpiling sales, and the Company will be reliant on these partners to generate sales.

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

The Company recorded the following revenues for the years ended December 31:

	2016	2015	2014
Product sales, net	$2,269	$6,291	$33
Royalty revenue	9,682	2,386	3,025
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	12,449	16,337	9,366
Green Cross Corporation	—	132	—
Shionogi & Co. Ltd.	1,184	1,184	1,184
Seqirus UK Limited	769	21,927	—
Total collaborative and other research and development revenues	14,402	39,580	10,550
Total revenues	$26,353	$48,257	$13,608

Advertising

The Company engages in very limited distribution and direct-response advertising when promoting RAPIVAB. Advertising and promotional costs are expensed as the costs are incurred. The Company did not incur advertising and product promotion expenses in 2016. Advertising and product promotion expenses were $103 and $290 for the years ended December 31, 2015 and 2014, respectively.

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

Deferred collaboration expenses represent sub-license payments, paid to the Company’s academic partners upon receipt of consideration from various commercial partners, and other consideration paid to the Company’s academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from the Company’s commercial partners and are being expensed in proportion to the related revenue being recognized. The Company believes that this accounting treatment appropriately matches expenses with the associated revenue.

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

Interest Expense and Deferred Financing Costs

Interest expense for the years ended December 31, 2016, 2015 and 2014 was $6,487, $5,200 and $4,998, respectively, and primarily relates to the issuance of the PhaRMA Notes (defined in Note 3) and the Senior Credit Facility (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes and the Senior Credit Facility have been capitalized and are netted against the non-recourse notes payable and Senior Credit Facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the PhaRMA Notes and the Senior Credit Facility using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $558, $439 and $439 for each of the years ended December 31, 2016, 2015 and 2014, respectively.

Lease Financing Obligation

Based on the terms of the lease agreement for the new research facility in Birmingham, Alabama, the Company had construction period risks during the construction period and the Company was deemed the owner of the building (for accounting purposes only) during the construction period, which ended in 2016. Accordingly, the Company recorded an asset of $1,589 at December 31, 2015, representing the Company’s leased portion of the building and recorded a corresponding liability. Upon completion of leasehold improvement construction, the Company did not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease is accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease of 20.5 years, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease or construction in process. Interest expense for the year ended December 31, 2016 includes $408 related to the lease financing obligation.

At December 31, 2016 and 2015, the lease financing obligation balance was $2,704 and $2,375, respectively and was recorded as a long term liability on the consolidated balance sheets. At December 31, 2016 the remaining future minimum payments under the lease financing obligation are $4,768.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the years ended December 31, 2016, 2015 and 2014 resulted in losses of $1,654 and $564 and a gain of $5,487, respectively. Mark to market adjustments are determined by a third party pricing model which uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. In addition, realized currency exchange gains of $811 and $1,654 were recognized in 2016 and 2015, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under the Company’s foreign currency hedge. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2016 and December 31, 2015, no hedge collateral was posted under the Currency Hedge Agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, outstanding warrants, and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the years ended December 31, 2016, 2015, and 2014 does not include 1,226, 3,524 and 3,991 respectively, of potential common shares as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Significant Customers and Other Risks

Significant Customers

Prior to the SUL Agreement, the Company relied primarily on three specialty distributors to purchase and supply the majority of RAPIVAB. These three pharmaceutical specialty distributors accounted for greater than 90% of all RAPIVAB product sales and accounted for predominantly all of the Company’s outstanding receivables from product sales. The loss of one or more of these specialty distributors as a customer could have negatively impacted the commercialization of RAPIVAB. However, the Company will utilize these specialty distributors on a limited basis subsequent to the SUL collaboration as SUL, and other peramivir collaboration partners, will be responsible for commercial sales on a worldwide basis. In addition, in connection with the SUL collaboration, all peramivir sales (i.e., RAPIVAB, RAPIACTA, and PERAMIFLU) will be made by the Company’s partners and the Company will be reliant on these partners to generate sales and remit cash to satisfy receivables.

Other than royalty revenues, the Company’s primary source of revenue that has an underlying cash flow stream is the reimbursement of RAPIVAB and galidesivir (formerly BCX4430) development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS. The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its galidesivir program. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion (as with the June 30, 2014 BARDA/HHS peramivir development contract) or termination of the NIAID/HHS and BARDA/HHS galidesivir contracts could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. The Company recognizes royalty revenue from the net sales of RAPIACTA by Shionogi; however, the underlying cash flow from these royalty payments, except for Japanese government stockpiling sales, goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. Further, the Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

Risks from Third Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for active pharmaceutical ingredient and finished drug product manufacturing of product candidates in development. Delays in the manufacture or distribution of any product could adversely impact the commercial revenue and future procurement stockpiling of the Company’s product candidates in development.

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

Going Concern

The Company’s liquidity needs will be largely determined by the success of operations in regards to the progression of its product candidates in the future. The Company’s plans to alleviate the doubt of its going concern, which are probable of effectively being implemented and mitigating these conditions, primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through equity financings. The Company also may consider other plans to fund operations including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 initially filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 2 — Property and Equipment

Property and equipment consisted of the following at December 31:

	2016	2015
Furniture and fixtures	$540	$718
Office equipment	141	1,122
Software	1,117	1,427
Laboratory equipment	3,252	6,004
Leased equipment	—	63
Leasehold improvements	8,294	5,610
Construction in progress	—	2,821
Building	1,495	1,589
	14,839	19,354
Less accumulated depreciation and amortization	(4,917)	(14,205)
Property and equipment, net	$9,922	$5,149

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $483, $180 and $177, respectively.

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In September 2013, Royalty Sub paid $1,844 of interest on the PhaRMA Notes from royalty payments received from RAPIACTA ® sales from the preceding four calendar quarters. This payment resulted in an obligation shortfall of approximately $2,356 associated with accrued interest due September 3, 2013. As stipulated under the PhaRMA Notes Indenture, if the amount available for payment on any Payment Date is insufficient to pay all of the interest due on a Payment Date, the shortfall in interest will accrue interest at the interest rate applicable to the PhaRMA Notes compounded annually. Accordingly, commencing in September 2013, the Company began accruing interest at 14% per annum on the interest shortfall of $2,356. In March, June and August of 2014, Royalty Sub paid additional interest of $446, $1,882 and $70, respectively, bringing the 2013 shortfall down to $222 as of September 30, 2014. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of December 31, 2016, the PhaRMA Notes remain in default.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of December 31, 2016, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments in 2016, 2015 and 2014 resulted in losses of $1,654 and $564 and a gain of $5,487, respectively. In addition, realized currency exchange gains of $811 and $1,654 were recognized in 2016 and 2015, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under the Company’s foreign currency hedge. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2016 and 2015, no collateral was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of December 31, 2016, the maximum amount of hedge collateral the Company may be required to post is $7,800.

Note 4 — Senior Credit Facility

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

As of December 31, 2016, the Company had borrowings of $23,000 under the Senior Credit Facility bearing an interest rate of 8.6%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. Scheduled principal repayments of the Senior Credit Facility are as follows:

Principal Payments
2017	$—
2018	6,900
2019	6,900
2020	6,900
2021	2,300

Total	$23,000

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The debt agreement contains two provisions that if deemed probable would create the recognition of an embedded feature; however, at this time we do not believe either provision is probable.

Note 5 — Lease Obligations and Other Contingencies

The Company has the following minimum payments under operating lease obligations that existed at December 31, 2016:

2017	$871
2018	838
2019	822
2020	653
2021	478
Thereafter	2,489
Total minimum payments	$6,151

The obligations in the preceding table are primarily related to the Company’s leases for buildings in Birmingham, Alabama and Durham, North Carolina. The lease for the Company’s headquarters in Durham, North Carolina expires June 30, 2020. The lease for the Company’s research facility in Birmingham, Alabama expires October 31, 2026. Rent expense for operating leases was $721, $664 and $633 in 2016, 2015, and 2014, respectively.

Lease Financing Obligation

Based on the terms of the lease agreement for the new research facility in Birmingham, Alabama, the Company had construction period risks during the construction period and the Company was deemed the owner of the building (for accounting purposes only) during the construction period, which ended in 2016. Accordingly, the Company recorded an asset of $1,589 at December 31, 2015, representing the Company’s leased portion of the building and recorded a corresponding liability. Upon completion of leasehold improvement construction, the Company did not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease is accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease and or construction in process.

At December 31, 2016 and 2015, the lease financing obligation balance was $2,704 and $2,375, respectively and was recorded as a long term liability on the consolidated balance sheets. The remaining future minimum payments under the lease financing obligation are $4,768.

Note 6 — Stockholders’ Equity

Sales of Common Stock

On March 3, 2015, the Company filed a $150,000 shelf registration statement on Form S-3 with the SEC. This shelf registration statement became effective upon filing and allows the Company to sell securities, including common stock, preferred stock, depository shares, stock purchase contracts, warrants and units, from time to time at prices and on terms to be determined at the time of sale. On February 26, 2016, the Company filed a post-effective amendment to this registration statement, which allowed for its use by the Company when declared effective by the SEC’s staff on April 18, 2016.

Note 7 — Stock-Based Compensation

Stock Incentive Plan

As of December 31, 2016, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in April 2016 and approved by the Company’s stockholders in May 2016. The ESPP was amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $8,487 ($8,340 of expense related to the Incentive Plan, $147 of expense related to the ESPP) was recognized during 2016, while $9,705 ($9,485 of expense related to the Incentive Plan, $220 of expense related to the ESPP) was recognized during 2015, and $10,177 ($9,963 of expense related to the Incentive Plan, $214 of expense related to the ESPP) was recognized during 2014.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company accounts for stock-based compensation in accordance with FASB authoritative guidance regarding share-based payments. Total stock-based compensation was allocated as follows:

	Year Ended December 31,
	2016	2015	2014
Research and development	$6,088	$7,580	$8,906
General and administrative	2,399	2,125	1,271
Total stock-based compensation expense	$8,487	$9,705	$10,177

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Commencing March 1, 2011, stock option awards granted to employees generally vest 25% each year until fully vested after four years. In January 2013, the Company made retention grants of stock option awards and restricted stock units. These awards vest 50% each year until fully vested after two years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of December 31, 2015, 75% of the August 2013 grants have vested based upon achievement of three milestones: (1) successful completion of the OPuS-1 clinical trial, for which vesting occurred in the second quarter of 2014, (2) FDA approval of RAPIVAB for which vesting occurred in the fourth quarter of 2014, and (3) initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers, for which vesting occurred in the second quarter of 2015. Thus, as of December 31, 2016, 25% of the August 2013 performance-based grants and 100% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2013	1,082	8,986	$4.99
Plan amendment	3,750	—	—
Restricted stock awards granted	(593)	—	—
Restricted stock awards cancelled	—	—	—
Stock option awards granted	(1,965)	1,965	10.99
Stock option awards exercised	—	(1,258)	4.78
Stock option awards cancelled	88	(88)	8.83
Balance at December 31, 2014	2,362	9,605	6.21
Restricted stock awards granted	(163)	—	—
Restricted stock awards cancelled	1	—	—
Stock option awards granted	(2,217)	2,217	11.52
Stock option awards exercised	—	(1,118)	4.36
Stock option awards cancelled	33	(33)	9.87
Balance at December 31, 2015	16	10,671	7.50
Plan amendment	3,800
Restricted stock awards granted	(34)	—	—
Restricted stock awards cancelled	22	—	—
Stock option awards granted	(2,248)	2,248	3.20
Stock option awards exercised	—	(107)	2.63
Stock option awards cancelled	717	(717)	10.78
Balance at December 31, 2016	2,273	12,095	$6.55

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

For stock option awards granted under the Incentive Plan during 2016, 2015 and 2014, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during 2016, 2015 and 2014 was $2.17, $7.72 and $8.02, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following explanations describe the assumptions used by the Company to value the stock option awards granted during 2016, 2015, and 2014. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the volatility over the most recent period corresponding with the expected life. The Company has assumed no expected dividend yield, as dividends have never been paid to stockholders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted under the Incentive Plan

	2016	2015	2014
Expected Life	5.5	5.5	5.5
Expected Volatility	82%	81%	87%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	1.4%	1.6%	1.6%

The total intrinsic value of stock option awards exercised under the Incentive Plan was $339 during 2016, $10,117 during 2015 and $8,522 during 2014. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of stock option awards exercised) received by all individuals who exercised stock option awards during the period.

The following table summarizes, at December 31, 2016, by price range: (1) for stock option awards outstanding under the Incentive Plan, the number of stock option awards outstanding, their weighted average remaining life and their weighted average exercise price; and (2) for stock option awards exercisable under the Plan, the number of stock option awards exercisable and their weighted average exercise price:

			Outstanding			Exercisable
Range			Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0	to	3	1,919	5.7	$1.64	1,510	$1.53
3	to	6	4,749	6.9	4.02	2,578	4.48
6	to	9	1,153	3.5	7.10	1,118	7.11
9	to	12	3,457	7.2	11.10	1,074	11.29
12	to	15	722	8.0	12.39	195	12.73
15	to	18	95	8.5	15.39	24	15.39
$0	to	18	12,095	6.6	$6.55	6,499	$5.66

The weighted average remaining contractual life of stock option awards exercisable under the Incentive Plan at December 31, 2016 was 6.6 years.

The aggregate intrinsic value of stock option awards outstanding and exercisable under the Incentive Plan at December 31, 2016 was $20,002. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money stock option awards) that would have been received by all stock option award holders under the Incentive Plan had they exercised their stock option awards at the end of the year.

The total fair value of the stock option awards vested under the Incentive Plan was $6,380 during 2016, $4,492 during 2015 and $2,844 during 2014.

As of December 31, 2016, the number of stock option awards vested and expected to vest under the Incentive Plan is 11,013. The weighted average exercise price of these stock option awards is $6.53 and their weighted average remaining contractual life is 6.5 years.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table summarizes the changes in the number and weighted-average grant-date fair value of non-vested stock option awards during 2016:

	Non-Vested Stock Option Awards	Weighted Average Grant-Date Fair Value
Balance December 31, 2015	4,863	$6.40
Stock option awards granted	2,248	2.17
Stock option awards vested	(1,278)	4.99
Stock option awards forfeited	(235)	6.79
Balance December 31, 2016	5,598	$5.40

As of December 31, 2016, there was approximately $14,541 of total unrecognized compensation cost related to non-vested employee stock option awards and restricted stock units granted by the Company. That cost is expected to be recognized as follows: $6,880 in 2017, $4,649 in 2018, $2,606 in 2019, and $406 in 2020.

Employee Stock Purchase Plan

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 422 shares remain available for purchase at December 31, 2016. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year.

There were 75, 41 and 49 shares of common stock purchased under the ESPP in 2016, 2015, and 2014, respectively, at a weighted average price per share of $4.36, $8.65 and $6.29, respectively. Expense of $147, $220 and $214 related to the ESPP was recognized during 2016, 2015, and 2014, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model. The weighted average grant date fair values of shares granted under the ESPP during 2016, 2015, and 2014, were $1.95, $4.93 and $4.41, respectively.

Note 8 — Income Taxes

The Company has incurred net losses since inception and, consequently, has not recorded any U.S. Federal and state income tax expense or benefit. The differences between the Company’s effective tax rate and the statutory tax rate in 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Income tax benefit at federal statutory rate (35%)	$(19,300)	$(15,057)	$(15,816)
State and local income taxes net of federal tax benefit	(1,173)	(819)	(1,286)
Permanent items	1,057	560	258
Rate change	1,080	1,012	22
Expiration of attribute carryforwards	559	330	373
Research and development tax credits	(4,681)	(10,454)	(748)
Orphan drug credit	1,798	4,307	—
Other	822	(218)	(115)
Change in valuation allowance	19,838	20,339	17,312
Income tax expense	$—	$—	$—

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
Balance at January 1,	$3,085	$472
Additions to current period tax positions	1,170	2,616
Additions to prior period tax positions	—	—
Reductions to prior period tax provisions	—	(3)
Balance at December 31,	$4,255	$3,085

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2016	2015
Deferred tax assets:
Net federal and state operating losses	$158,618	$142,836
Research and development credits	53,231	48,551
Fixed assets	—	1,054
Deferred revenue	3,484	4,240
Stock-based compensation	8,952	8,605
Other	2,849	2,590
Total deferred tax assets	227,134	207,876
Deferred tax liabilities:
Fixed assets	(674)	—
Foreign currency derivative	(1,415)	(2,668)
Total deferred tax liabilities	(2,089)	(2,668)

Valuation allowance	(225,045)	(205,208)
Net deferred tax assets	$—	$—

The majority of the Company’s deferred tax assets relate to net operating loss and research and development carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to these carryforwards. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax assets until it is more likely than not that the related tax benefits will be realized. The Company’s valuation allowance increased by $19,837 in 2016, $20,339 in 2015 and $17,312 in 2014.

As of December 31, 2016, the Company had federal operating loss carryforwards of $431,983, state operating loss carryforwards of $403,237, and research and development and orphan drug credit carryforwards of $57,487, which will expire at various dates from 2017 through 2035. The federal losses begin to expire in 2018, the state losses begin to expire in 2017 and the research and development credit carryforwards begin to expire in 2018.

The Company’s federal and state operating loss carryforwards include $15,655 of excess tax benefits related to a deduction from the exercise of stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to additional paid-in capital.

Tax years 2013-2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2013 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there were no provisions or accruals for interest and penalties in 2016, 2015, and 2014.

Note 9 — Employee 401(k) Plan

In January 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $504, $366 and $361, in 2016, 2015, and 2014, respectively.

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of December 31, 2016, a total of $20,574 has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including amendments, are to file IND applications for intravenous (“i.v.”) and intramuscular (“i.m.”) galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, including Ebola virus disease, and to conduct an initial Phase 1 human clinical trial. As of December 31, 2016, the total NIAID/HHS contract amount to advance the program through the completion of the Phase I clinical program is $39,477. As of December 31, 2016, all options have been exercised under this contract.

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

Seqirus UK Limited (“SUL”). On June 16, 2015, the Company and Seqirus UK Limited ("SUL"), a limited company organized under the laws of the United Kingdom and a subsidiary of CSL Limited, a company organized under the laws of Australia, entered into a License Agreement (the "SUL Agreement") granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize RAPIVAB (peramivir injection) for the treatment of influenza except for the rights to conduct such activities in Israel, Japan, Korea and Taiwan (the permitted geographies together constituting the "Territory"). Peramivir is an intravenous treatment for acute uncomplicated influenza and is currently approved for use in the United States, Canada, Japan, Taiwan and Korea. Peramivir is the first and only intravenous influenza treatment in the world and was approved by the U.S. Food and Drug Administration in December 2014 for the treatment of acute uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days. The Company retains all rights and associated economics to procure pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL has the right to pursue government stockpiling outside the U.S.

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

The Company deferred revenue recognition of the $10,000 up-front payment that was received from Mundipharma in February 2006 because the Company was involved in the continued development of forodesine. Amortization of this revenue commenced in February 2006 and was initially scheduled to end in October 2017, which is the date of expiration for the last-to-expire patent covered by the agreement. The Company also deferred revenue recognition of a $5,000 payment received from Mundipharma in connection with the initiation of a clinical trial in 2007. Amortization of this revenue commenced in 2007 and was initially scheduled to end in October 2017. Under its agreement with AECOM/IRL, the Company paid sublicense payments related to these upfront cash payments received from Mundipharma. Expense recognition of these sublicense payments was deferred and recognized under the same term as the related deferred revenue.

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

The Amended and Restated Agreement is a multiple element arrangement for accounting purposes, in which the Company is required to deliver to Mundipharma both the worldwide rights to forodesine in the field of oncology and the transfer of product data and know-how to permit Mundipharma to develop and commercialize forodesine (the “Knowledge Transfer”). The Company accounted for these elements as a combined unit of accounting as they do not have stand-alone value to Mundipharma. The worldwide license rights were granted to Mundipharma on November 11, 2011 and the Knowledge Transfer was completed during the first quarter of 2012. Upon completion of the Knowledge Transfer, the remaining deferred revenue and deferred expense was recognized in full.

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

Note 11 — Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2016 Quarters
Revenues	$4,820	$4,787	$7,763	$8,983
Net Loss	(22,832)	(16,281)	(11,528)	(4,503)
Basic and diluted net loss per share	(0.31)	(0.22)	(0.16)	(0.06)
2015 Quarters
Revenues	$6,826	$25,842	$10,987	$4,602
Net (Loss) Income	(15,164)	4,901	(14,621)	(18,135)
Basic net (loss) income per share	(0.21)	0.07	(0.20)	(0.25)
Diluted net (loss) income per share	(0.21)	0.06	(0.20)	(0.25)

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 12 — Recent Accounting Pronouncements

In November 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in this update clarify how entities should classify certain cash receipts and cash payments on the Consolidated Statements of Cash Flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 will be effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods, but early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BioCryst Pharmaceuticals, Inc.

We have audited the consolidated balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioCryst Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BioCryst Pharmaceuticals, Inc.

We have audited BioCryst Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). BioCryst Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BioCryst Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of BioCryst Pharmaceuticals, Inc. and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 27, 2017

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner under the Exchange Act of 1934. We carried out an evaluation as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15 under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures are effective. We believe that our disclosure controls and procedures will ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2016, our internal control over financial reporting was effective. Management believes our internal control over financial reporting will provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on page 80 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Items to be Voted on — 1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2016,” “Outstanding Equity Awards at December 31, 2016,” “2016 Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” “2016 Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of Appointment of Independent Registered Public Accountants” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and incorporated herein by reference.

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

(b)  Exhibits. See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2017.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2017:

Signature	Title(s)

/s/ Jon P. Stonehouse	President, Chief Executive Officer and Director
(Jon P. Stonehouse)	(Principal Executive Officer)

/s/ Thomas R. Staab II	Senior Vice President, Chief Financial Officer and Treasurer
(Thomas R. Staab II)	(Principal Financial Officer and Principal Accounting Officer)

/s/ George B. Abercrombie	Director
(George B. Abercrombie)

/s/ Fred E. Cohen	Director
(Fred E. Cohen, M.D., D. Phil)

/s/ Stanley C. Erck	Director
(Stanley C. Erck)

/s/ Nancy Hutson	Director
(Nancy Hutson, Ph.D.)

/s/ Robert A. Ingram	Director
(Robert A. Ingram)

/s/ Kenneth B. Lee, Jr.	Director
(Kenneth B. Lee, Jr.)

/s/ Sanj K. Patel	Director
(Sanj K. Patel)

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 8, 2014.

3.4	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 8, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

4.1	Indenture, dated as of March 9, 2011 by and between JPR Royalty Sub LLC and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q filed May 6, 2011.

10.1&	Amended and Restated Stock Incentive Plan dated March 29, 2012. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed May 25, 2012.

10.2&	Amended and Restated Stock Incentive Plan dated March 8, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 5, 2014.

10.3&	Amended and Restated Stock Incentive Plan, dated April 4, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed May 23, 2016.

10.4&	Amended and Restated Employee Stock Purchase Plan dated March 29, 2012. Incorporated by reference to the Company’s Form 8-K, filed May 25, 2012.

10.5&	Amended and Restated Employee Stock Purchase Plan dated March 8, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 5, 2014.

10.6&	Form of Notice of Grant of Non-Employee Director Automatic Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed March 4, 2008.

10.7&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K filed March 4, 2008.

10.8&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed March 2, 2015.

10.9&	Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K filed March 2, 2015.

10.10&	Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 12, 2012.

10.11&	Executive Relocation Policy. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed March 4, 2008.

10.12&	Amended and Restated Employment Letter Agreement dated February 14, 2007, by and between the Company and Jon P. Stonehouse. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2006, filed March 14, 2007.

10.13&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Thomas R. Staab II, dated May 23, 2011. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 25, 2011.

10.14&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan dated June 12, 2008. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-Q filed August 8, 2008.

10.15&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Yarlagadda S. Babu dated April 27, 2012.

10.16&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Alane P. Barnes dated August 8, 2013.

10.17&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Lynne Powell dated December 30, 2015. Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed March 2, 2015.

10.18#	Agreement dated January 3, 2007, between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, as amended by Amendment number 1 dated January 3, 2007 and Amendment number 2 dated May 11, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2007. (Portions omitted pursuant to request for confidential treatment.)

10.19	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, dated October 2, 2007. Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed March 4, 2008.

10.20	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated April 3, 2008. Incorporated by reference to Exhibit 10.29 of the Company’s Form 10-Q filed August 8, 2008.

10.21	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated July 2, 2008. Incorporated by reference to Exhibit 10.30 of the Company’s Form 10-Q filed August 8, 2008.

10.22	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated August 18, 2008. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 7, 2008.

10.23	Amendment #7 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated November 17, 2008. Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 6, 2009.

10.24	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated March 13, 2009. Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed March 9, 2010.

10.25	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated September 18, 2009. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 6, 2009.

10.26	Amendment #10 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated October 15, 2009. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2009.

10.27	Amendment #11 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 23, 2011. Incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed March 15, 2011.

10.28	Stop-Work Order from U.S. Department of Health and Human Services, dated March 26, 2013, relating to Agreement dated January 3, 2007 between the Company and the U.S. Department of Health and Human Services. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 9, 2013.

10.29	Amendment #13 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 15, 2012.

10.30	Amendment #14 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated June 4, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed June 5, 2013.

10.31#	Amendment #15 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated September 5, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 8, 2013. (Portions omitted pursuant to request for confidential treatment.)

10.32	Amendment #16 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated December 17, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2013.

10.33	Amendment #17 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 21, 2014. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 26, 2014.

10.34	Order for Supplies or Services from the U.S. Department of Health & Human Services, dated November 4, 2009. Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed March 9, 2010.

10.35	Amendment #18 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated March 28, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2014.

10.36	Amendment #19 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated April 29, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 2, 2014.

10.37	Amendment #20 to the Agreement to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated May 30, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2014.

10.38#	License, Development and Commercialization Agreement dated as of February 28, 2007, by and between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007. (Portions omitted pursuant to request for confidential treatment.)

10.39#	First Amendment to License, Development and Commercialization Agreement, effective as of September 30, 2008, between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed March 6, 2009. (Portions omitted pursuant to request for confidential treatment.)

10.40	Riverchase Business Park Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 filed August 8, 2000.

10.41	Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 9, 2007.

10.42	Fourth Amendment to the Lease Agreement dated February 1, 2012, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed March 11, 2013.

10.43	Fifth Amendment to Lease Agreement dated January 15, 2015, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.42 of the Company’s Form 10-K filed March 2, 2015.

10.44	Stock and Warrant Purchase Agreement dated as of August 6, 2007, by and among BioCryst Pharmaceuticals, Inc. and each of the Investors identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed August 7, 2007.

10.45	Stock Purchase Agreement, dated as of February 17, 2005, by and among BioCryst Pharmaceuticals, Inc., Baker Bros. Investments, L.P., Baker Biotech Fund II, L.P., Baker Bros. Investments II, L.P., Baker Biotech Fund II (Z), L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund I, L.P., Baker Biotech Fund III (Z), L.P. and 14159, L.P. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 17, 2005.

10.46#	Development and License Agreement dated as of February 1, 2006, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Holdings Limited. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed May 2, 2006. (Portions omitted pursuant to request for confidential treatment.)

10.47#	Amended and Restated Development and License Agreement, dated as of November 11, 2011, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Corporation Limited. Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.48#	License Agreement dated as of June 27, 2000, by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., as amended by the First Amendment Agreement dated as of July 26, 2002 and the Second Amendment Agreement dated as of April 15, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2005. (Portions omitted pursuant to request for confidential treatment.)

10.49#	Third Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of December 11, 2009. Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed March 9, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.50#	Fourth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of May 5, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 6, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.51#	Fifth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of November 17, 2011. Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.52#	Sixth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of June 19, 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 8, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.53	Novation Agreement among Albert Einstein College of Medicine of Yeshiva University, BioCryst Pharmaceuticals, Inc., Mundipharma International Corporation Limited, Callaghan Innovation Research Limited, and Victoria Link Limited, dated May 18, 2015. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed August 7, 2015.

10.54	Novation Agreement among Albert Einstein College of Medicine of Yeshiva University, BioCryst Pharmaceuticals, Inc., Callaghan Innovation Research Limited, and Victoria Link Limited, dated June 24, 2015. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed August 7, 2015.

10.55	Purchase and Sale Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and JPR Royalty Sub LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 6, 2011.

10.56	Pledge and Security Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 6, 2011.

10.57	Confirmation of terms and conditions of ISDA Master Agreement, dated as of March 7, 2011, between Morgan Stanley Capital Services Inc. and BioCryst Pharmaceuticals, Inc. dated as of March 9, 2011. Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 6, 2011.

10.58#	Agreement, dated as of September 12, 2013, between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 8, 2013. (Portions omitted pursuant to request for confidential treatment.)

10.59#	Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated December 26, 2013. Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K filed on March 10, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.60#	Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated January 24, 2014. Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K filed on March 10, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.61#	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 8, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.62#	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 8, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.63#	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 11, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.64#	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 27, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.65#	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 17, 2014. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.66#	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated October 29, 2014. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.67#	Amendment #10 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated February 13, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.68#	Amendment #11 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated March 19, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.69#	Amendment #12 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 12, 2015. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.70#	Amendment #13 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2015. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.71#	Amendment #14 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 16, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.72	Amendment #15 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated November 16, 2015. Incorporated by reference to Exhibit 10.70 to the Company’s Form 10-K filed on February 26, 2016.

10.73#	Amendment #16 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated December 18, 2015. Incorporated by reference to Exhibit 10.71 to the Company’s Form 10-K filed on February 26, 2016. (Portions omitted pursuant to request for confidential treatment.)

(10.74)	Amendment #17 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated April 18, 2016.

10.75#	Amendment #18 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 30, 2016. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.76#	Amendment #19 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 10, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

(10.77)†	Amendment #20 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated January 9, 2017. (Portions omitted pursuant to request for confidential treatment.)

10.78#	Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services' Office of the Assistant Secretary for Preparedness and Response, dated March 27, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 8, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.79#	Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated June 2, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.80#	Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated July 8, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.81#	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated August 25, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.82#	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated February 25, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.83#	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated April 11, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.84#	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated May 20, 2016. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.85#	Amendment #7 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated September 26, 2016. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.86#	License Agreement by and between BioCryst Pharmaceuticals, Inc. and Seqirus UK Limited, dated as of June 16, 2015. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 8, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.87#	Credit and Security Agreement, dated as of September 23, 2016, by and among Midcap Financial Trust, as administrative agent, the Lenders listed on the Credit Facility Schedule attached thereto and otherwise party thereto from time to time, BioCryst Pharmaceuticals, Inc., and MDCP, LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Annual Report on Form 10-K of BioCryst Pharmaceuticals, Inc. for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

†	Confidential treatment requested.
#	Confidential treatment granted.
&	Management contracts.
( )	Filed herewith.

