Form 10-Q
period 2017-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2017-05-08
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of April 30, 2017 was 80,420,617.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2017 and December 31, 2016

(In thousands, except per share data)

	2017 (Unaudited)	2016 (Note 1)
Assets
Cash and cash equivalents	$75,158	$22,104
Restricted cash	2,798	1,546
Investments	23,524	32,546
Receivables from collaborations	9,564	8,768
Inventory	655	500
Prepaid expenses and other current assets	1,721	1,438
Deferred collaboration expense	82	85

Total current assets	113,502	66,987
Investments	3,803	8,926
Property and equipment, net	9,753	9,922
Deferred collaboration expense	184	199
Other assets	2,271	3,813

Total assets	$129,513	$89,847

Liabilities and Stockholders’ Equity
Accounts payable	$5,433	$4,269
Accrued expenses	11,335	10,836
Interest payable	10,291	8,990
Deferred collaboration revenue	1,869	2,022
Senior credit facility	1,276	—
Non-recourse notes payable	28,353	28,243

Total current liabilities	58,557	54,360
Deferred collaboration revenue	7,888	8,184
Deferred rent	223	244
Lease financing obligation	2,704	2,704
Senior credit facility	21,611	22,777
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 80,381 in 2017 and 73,782 in 2016	804	738
Additional paid-in capital	618,009	566,913
Accumulated other comprehensive loss	(3)	(12)
Accumulated deficit	(580,280)	(566,061)

Total stockholders’ equity	38,530	1,578

Total liabilities and stockholders’ equity	$129,513	$89,847

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2017 and 2016

(In thousands, except per share data-Unaudited)

	2017	2016
Revenues
Royalty revenue	$6,321	$1,890
Collaborative and other research and development	3,116	2,930

Total revenues	9,437	4,820
Expenses
Research and development	16,770	20,579
General and administrative	3,058	3,212
Royalty	294	77

Total operating expenses	20,122	23,868

Loss from operations	(10,685)	(19,048)
Interest and other income	109	439
Interest expense	(2,100)	(1,470)
Loss on foreign currency derivative	(1,543)	(2,753)

Net loss	$(14,219)	$(22,832)

Basic and diluted net loss per common share	$(0.19)	$(0.31)
Weighted average shares outstanding	75,167	73,601
Unrealized gain on available for sale investments	9	254

Comprehensive loss	$(14,210)	$(22,578)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2017 and 2016

(In thousands-Unaudited)

	2017	2016
Operating activities
Net loss	$(14,219)	$(22,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172	47
Stock-based compensation expense	2,462	2,645
Amortization of debt issuance costs	220	110
Amortization of premium/discount on investments	18	233
Change in fair value of foreign currency derivative	1,543	2,753
Changes in operating assets and liabilities:
Receivables	(796)	(1,141)
Inventory	(155)	(337)
Prepaid expenses and other assets	(284)	(546)
Deferred collaboration expense	18	19
Accounts payable and accrued expenses	1,642	(541)
Interest payable	1,301	1,228
Deferred revenue	(449)	(480)

Net cash used in operating activities	(8,527)	(18,842)
Investing activities
Acquisitions of property and equipment	(3)	(3,260)
Change in restricted cash	(1,252)	(353)
Sales and maturities of investments	14,136	6,320

Net cash provided by investing activities	12,881	2,707
Financing activities
Sale of common stock, net	47,750	—
Net proceeds from common stock issued under stock-based compensation plans	950	7
Increase in lease financing obligation	—	131

Net cash provided by financing activities	48,700	138

Increase (decrease) in cash and cash equivalents	53,054	(15,997)
Cash and cash equivalents at beginning of period	22,104	28,899

Cash and cash equivalents at end of period	$75,158	$12,902

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share amounts)

Note 1 — Significant Accounting Policies

The Company

BioCryst Pharmaceuticals, Inc. (the “Company”) is a biotechnology company that designs, optimizes and develops novel small molecule drugs that block key enzymes involved in the pathogenesis of diseases. The Company focuses on oral treatments for rare diseases in which significant unmet medical needs exist and that align with its capabilities and expertise. The Company was incorporated in Delaware in 1986 and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. BioCryst has incurred losses and negative cash flows from operations since inception.

With the funds available at March 31, 2017, the Company believes these resources will be sufficient to fund its operations into 2018. The Company has sustained operating losses for the majority of its corporate history and expects that its 2017 expenses will exceed its 2017 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, its planned operations raise doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regards to the progression of its product candidates in the future. The Company’s plans to alleviate the doubt of its going concern, which are probable of effectively being implemented and mitigating these conditions, primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through equity financings. The Company also may consider other plans to fund operations including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 initially filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2016 and the notes thereto included in the Company’s 2016 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, certificates of deposit, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of March 31, 2017 reflects $1,391 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,407 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its new Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At March 31, 2017, the Company believes that the cost of its investments is recoverable in all material respects.

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

	March 31, 2017
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$7,312	$27	$—	$(5)	$7,334
Corporate debt securities	6,171	21	—	(4)	6,188
Certificates of deposit	13,775	24	11	(5)	13,805

Total investments	$27,258	$72	$11	$(14)	$27,327

	December 31, 2016
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$20,266	$34	$2	$(4)	$20,298
Corporate debt securities	6,179	26	2	(8)	6,199
Certificates of deposit	14,962	17	7	(11)	14,975

Total investments	$41,407	$77	$11	$(23)	$41,472

The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2017 and December 31, 2016.

	2017	2016
Maturing in one year or less	$23,524	$32,546
Maturing after one year through two years	3,803	8,926

Total investments	$27,327	$41,472

Receivables from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi, Green Cross Corporation (“Green Cross”) and Seqirus UK Limited (“SUL”), and product sales to SUL. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At March 31, 2017 and December 31, 2016, the Company had the following receivables.

	March 31, 2017
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$114	$2,186	$2,300
Shionogi & Co. Ltd.	5,834	—	5,834
Green Cross Corporation	382	—	382
Seqirus UK Limited	891	157	1,048

Total receivables	$7,221	$2,343	$9,564

	December 31, 2016
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$3,495	$3,495
Shionogi & Co. Ltd.	3,451	—	3,451
Green Cross Corporation	686	—	686
Seqirus UK Limited	957	179	1,136

Total receivables	$5,094	$3,674	$8,768

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

Inventory

At March 31, 2017 and December 31, 2016, the Company’s inventory consisted primarily of peramivir work in process and is being manufactured for the Company’s partners. Inventory is stated at the lower of cost and net realizable value, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

During 2014, in connection with the U.S. Food and Drug Administration (“FDA”) approval of RAPIVAB, the Company began capitalizing costs associated with the production of RAPIVAB inventories.

The Company’s inventory consisted of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Work in process	$655	$500

Inventories	$655	$500

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

Accrued Expenses

The Company generally enters into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when it determines an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with applicable Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances. The Company periodically confirms the accuracy of its estimates with its service providers and makes adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to Contract Research Organizations (“CROs”) in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of the Company’s raw materials, drug substance and drug products; and

•	professional fees.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of March 31, 2017 and December 31, 2016, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. No reclassifications out of accumulated other comprehensive loss were recorded during the three months ended March 31, 2017 or March 31, 2016.

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

Under the terms of the SUL Agreement, the Company may receive up to $10,000 in additional payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication and (ii) by the EMA for an adult indication in the EU. The Company evaluated each event based payment under the provisions of ASU 2010-17, Milestone Method of Revenue Recognition, and determined that each event based payment met the criteria to be considered substantive and represents a milestone under the milestone method of accounting. During the first quarter of 2017, the Company received a milestone payment related to the approval of RAPIVAB by Health Canada. No event based payments were achieved during the first quarter of 2016.

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

Product Sales

The Company recognizes revenue for sales of RAPIVAB when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment from the Company’s specialty distributors, utilizing the Sell-Through revenue recognition methodology. Product sales are recognized when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed and determinable, and collectability is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, and prior to the SUL Agreement, the Company sold RAPIVAB to specialty distributors, who in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations. With the completion of the SUL worldwide license of RAPIVAB, SUL will be responsible for sales of RAPIVAB, other than U.S. Government stockpiling sales. With the completion of the SUL collaboration, all peramivir sales (i.e., RAPIVAB, RAPIACTA®, and PERAMIFLU®) will be made by the Company’s partners, except for U.S. Government stockpiling sales, and the Company will be reliant on these partners to generate sales.

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

Product Returns

The Company does not record a product return allowance as it does not offer the ability to return goods once a bona fide shipment has been accepted by a specialty distributor.

The Company recorded the following revenues for the three months ended March 31, 2017 and 2016:

	2017	2016
Royalty revenue	$6,321	$1,890
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	654	2,324
Shionogi & Co., Ltd.	296	296
Seqirus UK Limited	2,166	310
Total collaborative and other research and development revenues	3,116	2,930

Total revenues	$9,437	$4,820

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended March 31, 2017 and 2016 includes $2,020 and $1,338, respectively, related to the issuance of the PhaRMA Notes (defined in Note 4) and the Senior Credit Facility (defined in Note 5). Costs directly associated with the issuance of the PhaRMA Notes and the Senior Credit Facility have been capitalized and are netted against the non-recourse notes payable and Senior Credit Facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the PhaRMA Notes and the Senior Credit Facility using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $220 and $110 for each of the three months ended March 31, 2017 and 2016, respectively.

Lease Financing Obligation

Based on the terms of the lease agreement for the new research facility in Birmingham, Alabama, the Company had construction period risks during the construction period and the Company was deemed the owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded an asset of $1,589 at December 31, 2015, representing the Company’s leased portion of the building and recorded a corresponding liability. Upon completion of leasehold improvement construction, which ended in 2016, the Company did not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease is accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease of 20.5 years, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease or construction in process. Interest expense for the three months ended March 31, 2017 and 2016 includes $80 and $132, respectively, related to the lease financing obligation.

At each of March 31, 2017 and December 31, 2016, the lease financing obligation balance was $2,704 and was recorded as a long term liability on the consolidated balance sheets. At March 31, 2017 the remaining future minimum payments under the lease financing obligation are $4,662.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the three months ended March 31, 2017 and 2016 resulted in losses of $1,543 and $2,753, respectively. Mark to market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark to market adjustments based on thresholds defined in the Currency Hedge Agreement. As of March 31, 2017 and December 31, 2016, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2017 and 2016 does not include 2,762 and 1,330, respectively, of such potential common shares, as their impact would be anti-dilutive.

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

Going Concern

The Company’s liquidity needs will be largely determined by the success of operations in regards to the progression of its product candidates in the future. The Company’s plans to alleviate the doubt of its going concern, which are probable of effectively being implemented and mitigating these conditions, primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through equity financings. The Company also may consider other plans to fund operations including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 initially filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future

Recent Accounting Pronouncements

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

ASU 2016-09 eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in paid in capital. Under ASU 2016-09, these previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2017, the start of the year in which the Company adopted ASU 2016-09. The U.S. federal and state net operating losses and credits recognized as of January 1, 2017 have been offset by a full valuation allowance. As a result, there is no cumulative-effect adjustment to retained earnings as of March 31, 2017.

The Company elected not to change its policy on accounting for forfeitures and continues to estimate the total number of awards for which the requisite service period will not be rendered. The Company adopted ASU 2016-09 as of January 1, 2017. Adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for all leases with terms greater than 12 months. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11: Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update does not apply to inventory that is measured using last-in, first-out or the retail inventory method. The update applies to all other inventory, which includes inventory that is measured using first-in, first-out or average cost methods. The amendments in ASU 2015-11 are effective for the Company for fiscal years, and the interim periods within those years, beginning after December 15, 2016. The Company adopted ASU 2015-11 as of January 1, 2017. Adoption did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective January 1, 2018; however, early adoption is permitted any time after the original effective date, January 1, 2017. Companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company is continuing to evaluate the effect that the standard will have on its consolidated financial statements and related disclosures. The Company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB throughout 2017. The Company will adopt the standard effective January 1, 2018.

Note 2 — Stock-Based Compensation

As of March 31, 2017, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in April 2016 and approved by the Company’s stockholders in May 2016. The ESPP was amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $2,462 ($2,326 of expense related to the Incentive Plan and $136 of expense related to the ESPP) was recognized during the first three months of 2017, while $2,645 ($2,556 of expense related to the Incentive Plan and $89 of expense related to the ESPP) was recognized during the first three months of 2016.

There was approximately $19,865 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock unit awards granted by the Company as of March 31, 2017. That cost is expected to be recognized as follows: $6,313 during the remainder of 2017, $6,402 in 2018, $4,482 in 2019, $2,344 in 2020 and $324 in 2021. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests. At the time of vesting, compensation expense will be recognized.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees generally vest 25% each year until fully vested after four years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of March 31, 2017, 75% of the August 2013 grants have vested based upon achievement of three milestones: (1) successful completion of the OPuS-1 clinical trial, for which vesting occurred in the second quarter of 2014, (2) FDA approval of RAPIVAB for which vesting occurred in the fourth quarter of 2014, and (3) initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers, for which vesting occurred in the second quarter of 2015. Thus, as of March 31, 2017, 25% of the August 2013 performance-based grants and 100% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2016	2,273	12,095	$6.55
Restricted stock unit awards granted	(5)	—	—
Restricted stock unit awards cancelled	2	—	—
Stock option awards granted	(2,296)	2,296	5.51
Stock option awards exercised	—	(319)	3.50
Stock option awards cancelled	617	(617)	10.90

Balance March 31, 2017	591	13,455	$6.24

For stock option awards granted under the Incentive Plan during the first three months of 2017, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first three months of 2017 was $3.75. No options were granted during the first three months of 2016. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first three months of 2017. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

2017
Expected Life in Years	5.5
Expected Volatility	82%
Expected Dividend Yield	0.0%
Risk-Free Interest Rate	1.9%

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 364 shares remain available for purchase at March 31, 2017. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 58 shares during the first three months of 2017 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of March 31, 2017, a total of $20,574 has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including amendments, are to file IND applications for intravenous (“i.v.”) and intramuscular (“i.m.”) galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, including Ebola virus disease, and to conduct an initial Phase 1 human clinical trial. As of March 31, 2017, the total NIAID/HHS contract amount to advance the program through the completion of the Phase I clinical program is $39,477. As of March 31, 2017, all options have been exercised under this contract.

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

Under the terms of the SUL Agreement, the Company received an upfront payment of $33,740, received $2,000 of milestone payments and may receive up to $10,000 in additional milestone payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication and (ii) by the EMA for an adult indication in the EU. The Company is also entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, the Company receives tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 - June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the SUL Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the SUL Agreement. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from SUL.

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

Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of forodesine, a Purine Nucleoside Phosphorylase (“PNP”) inhibitor, for use in oncology. Under the terms of the license agreement, as amended, Mundipharma obtained rights to forodesine in markets across Europe, Asia, and Australasia in exchange for a $10,000 up-front payment. In April 2017, Mundipharma obtained regulatory approval of Mundesine® (forodesine hydrochloride) for the treatment of relapsed/refractory PTCL (Peripheral T-Cell Lymphoma) by the Ministry of Health, Labor and Welfare in Japan.

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

As part of the transaction, the Company entered into a purchase and sale agreement dated as of March 9, 2011 with Royalty Sub, whereby the Company transferred to Royalty Sub, among other things, (i) its rights to receive all non-governmental royalty and milestone payments from Shionogi arising under the Shionogi Agreement, and (ii) the right to receive payments under a Japanese yen/US dollar foreign currency hedge agreement (as further described below, the “Currency Hedge Agreement”) put into place by the Company in connection with the transaction. Royalty payments will be paid by Shionogi in Japanese yen and milestone payments will paid in U.S. dollars. The Company’s collaboration with Shionogi was not impacted as a result of this transaction.

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

On September 1, 2014, Royalty Sub was unable to pay the full amount of interest payable to avoid an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of March 31, 2017, the PhaRMA Notes remain in default.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of March 31, 2017, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments for the three months ended March 31, 2017 and 2016 resulted in losses of $1,543 and $2,753 respectively. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of March 31, 2017 and December 31, 2016, no collateral was posted under the Currency Hedge Agreement. The Company will not be required to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of March 31, 2017, the maximum amount of hedge collateral the Company may be required to post is $7,800.

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

As of March 31, 2017, the Company had borrowings of $23,000 under the Senior Credit Facility bearing an interest rate of 8.8%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. Scheduled principal repayments of the Senior Credit Facility are as follows:

Principal Payments
2017	$—
2018	6,900
2019	6,900
2020	6,900
2021	2,300

Total	$23,000

The debt agreement contains two provisions that if deemed probable would create the recognition of an embedded feature; however, we do not believe either provision is probable.

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

In March 2017, the Company completed a public offering of 6,061 shares of its common stock at a price of $8.50 per share, which included the underwriters’ overallotment option to purchase additional shares. Net proceeds were approximately $47,750 after deducting underwriting discounts and offering expenses.

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

Overview

We are a biotechnology company that designs, optimizes and develops novel small molecule drugs that block key enzymes involved in the pathogenesis of diseases. We focus on oral treatments for rare diseases in which significant unmet medical needs exist and that align with our capabilities and expertise. We integrate the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design.

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

Recent Corporate Highlights

RAPIVAB/RAPIACTA/PERAMIFLU/ALPIVAB (peramivir injection)

Peramivir (i.e., product sold or marketed under the RAPIVAB, RAPIACTA, and PERAMIFLU trade names) is approved for commercial sale in the United States, Canada, Japan, Taiwan and Korea and has a pending Marketing Authorization Application (MAA) under review for treatment of symptoms typical of influenza in adults 18 years and older in all 28 states of the European Union, Norway and Iceland. In addition, we have also a supplemental New Drug Application (sNDA) for a RAPIVAB label expansion for pediatric patients aged 2-17 years in the United States. In 2016, our Japanese partner, Shionogi, fulfilled a relatively large stockpiling order to the Japanese Government in advance of the 2016/2017 influenza season for which we recorded $5.7 million of net royalties. In the first quarter of 2017, we received $4.1 million of net royalties from the continued stockpiling of RAPIACTA by the Japanese Government. Unlike the royalties for commercial sales by Shionogi, the proceeds from these stockpiling sales to the Japanese Government are available to us for general corporate use and are not dedicated to satisfying non-recourse obligations under the PhaRMA Notes.

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

On February 27, 2017, we reported statistically significant and clinically meaningful reductions in attack frequency from an interim analysis of part 1 of our ongoing multi-part APeX-1 clinical trial in HAE patients. In the interim analysis, twenty-eight subjects were randomized equally to receive BCX7353 350 mg QD or placebo for 28 days. The baseline attack rate was approximately 1/week and average C1 inhibitor levels were less than 20% of the normal mean, indicating a severely affected patient population. Baseline characteristics of trial participants were generally well balanced between the two groups with the exception of prior androgen use, which was more common in the BCX7353 group (11 of 14 compared with 6 of 14 on placebo). Compliance with study drug dosing in the trial was excellent and was greater than 98%.

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

Pharmacokinetic and pharmacodynamic analyses indicated steady state BCX7353 plasma levels in HAE subjects were similar to those in healthy subjects administered the same dose in a previously completed Phase 1 trial. Steady state trough drug levels (24 hours after dosing) were 11 – 32 times the 50% effective concentration (EC 50 ) for plasma kallikrein inhibition. These observed steady state drug levels greatly exceeded our proposed therapeutic target range of 4 – 8 times the EC 50. Daily oral dosing with BCX7353 strongly inhibited plasma kallikrein throughout the 24-hour dosing interval and the degree of inhibition was similar to that seen with this dose in the healthy subject Phase 1 trial.

Oral BCX7353 350 mg QD for 28 days was generally safe and well tolerated in subjects with HAE. There were no serious adverse events (AEs) and no related severe AEs. Two subjects in the BCX7353 treatment group discontinued study drug before day 28, one due to an unrelated pre-existing liver disorder, and one due to an adverse event of gastroenteritis associated with elevated liver enzymes. Treatment-emergent adverse events occurring in at least two subjects overall, enumerated by treatment group (BCX7353 [n=14] and placebo [n=14]), respectively, were: common cold (3, 4); diarrhea (4, 2); flatulence (2, 0); and fatigue (2, 0). No clinically significant changes in hematology parameters, renal function tests, electrolytes, or urinalysis were observed. One subject treated with BCX7353, with pre-existing colitis, hepatic steatosis (i.e., a fatty liver) and more than 20 years of prior androgen use, had an elevation of alanine aminotransferase (ALT) > 3 times the upper limit of normal at the end of treatment, which resolved.

Based upon this interim analysis, the efficacy, safety and tolerability profile of BCX7353 observed strongly supports its continued development as a prophylactic treatment for HAE. Furthermore, the steady state drug levels observed greatly exceeded our proposed therapeutic target range of 4 – 8 times the EC 50 , thereby supporting and prompting us to evaluate doses of BCX7353 lower than the 350 QD tested in part 1 of the trial. Therefore, the APeX-1 trial has been amended to add a 62.5 mg QD dose level, and to increase the number of subjects at the 125 mg QD and 250 mg QD dose levels, in order to more fully characterize dose response. Specifically, part 2 of APeX-1 will enroll 14 additional subjects with HAE and they will be randomized to 250mg of BCX7353 QD (n=6), 125mg of BCX7353 QD (n=6) or placebo (n=2) and part 3 of APeX-1 will enroll 20 additional subjects with HAE and they will be randomized to 250mg of BCX7353QD (n=6), 125mg of BCX7353 QD (n=6), 62.5mg of BCX7353 QD (n=6) or placebo (n=2).

Forodesine

In April 2017, Mundipharma obtained regulatory approval of Mundesine (forodesine hydrochloride) for the treatment of relapsed/refractory PTCL (Peripheral T-Cell Lymphoma) by the Ministry of Health, Labor and Welfare in Japan. Forodesine is a Purine Nucleoside Phosphorylase (“PNP”) inhibitor in development by Mundipharma, licensed from us under a world-wide license agreement, as a treatment for cancer. PNP is a purine salvage pathway enzyme. High doses of PNP inhibitors could be useful in the treatment of hematological malignancies. Mundipharma has received orphan drug status for forodesine.

Results of Operations (three months ended March 31, 2017 compared to the three months ended March 31, 2016)

For the three months ended March 31, 2017, total revenues were $9.4 million as compared to $4.8 million for the three months ended March 31, 2016. The increase was primarily due to higher royalty revenue associated with peramivir and a $2.0 million milestone payment related to the Health Canada approval of RAPIVAB, partially offset by lower collaborative revenue associated with galidesivir under U.S. Government development contracts. The increase in royalty revenue was largely the result of continued Japanese Government stockpiling of RAPIACTA. Revenues in the first quarter of 2017 included $6.3 million of royalty revenue from Shionogi, Green Cross and SUL associated with sales of peramivir in Japan, Taiwan, Korea and the United States, $0.7 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir, and $2.4 million associated with milestone revenue and collaborative revenue amortization from other corporate partnerships. Revenues in the first quarter of 2016 included $1.9 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $2.3 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir and $0.6 million associated with collaborative revenue amortization from other corporate partnerships. Future government stockpiling orders are difficult to predict, as they are subject to the relevant appropriation and stockpiling processes.

Research and development (“R&D”) expenses decreased to $16.8 million for the first quarter of 2017 from $20.6 million in 2016. The decrease in 2017 R&D expenses, as compared to 2016, reflects lower development costs following the termination of avoralstat development for the treatment of HAE and, to a lesser extent, a decrease in galidesivir expenses under U.S. Government development contracts.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended March 31,
	2017	2016
R&D expenses by program:
Avoralstat	$320	$8,365
BCX7353	9,349	4,616
2nd generation kallikrein inhibitors	705	112
Galidesivir	1,033	2,299
Peramivir	2,109	2,265
Other research, preclinical and development costs	3,254	2,922

Total R&D expenses	$16,770	$20,579

General and administrative (“G&A”) expenses for the first quarter of 2017 of $3.1 million were in line with $3.2 million of G&A expense in the first quarter of 2016.

Interest and other income was $0.1 million in the first quarter of 2017, compared to $0.4 million in the first quarter of 2016. The decrease of $0.3 million is related to an unusual net gain benefit in 2016 on a settled dispute unrelated to our normal operations.

Interest expense increased to $2.1 million in the first quarter of 2017 as compared to $1.5 million in 2016 primarily due to our execution of a $23.0 million Senior Credit Facility in September 2016.

A mark to market loss of $1.5 million related to our Currency Hedge Agreement was recognized in the first quarter of 2017, compared to a mark to market loss of $2.8 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods.

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

As of March 31, 2017, we had net working capital of $54.9 million, an increase of approximately $42.3 million from $12.6 million at December 31, 2016. The increase in working capital was principally due to $47.8 million of proceeds from our March 2017 public offering of common stock, partially offset by our normal operating expenses associated with the development of our product candidates. Our principal sources of liquidity at March 31, 2017 were approximately $75.2 million in cash and cash equivalents, approximately $27.3 million in investments considered available-for-sale, and approximately $2.3 million in U.S. Government receivables. We anticipate our cash and investments will fund our operations into 2018.

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

With the funds available at March 31, 2017, we believe these resources will be sufficient to fund our operations into 2018. We have sustained operating losses for the majority of our corporate history and expect that our 2017 expenses will exceed our 2017 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, our planned operations raise doubt about our ability to continue as a going concern. Our liquidity needs will be largely determined by the success of operations in regards to the progression of our product candidates in the future. Our plans to alleviate the doubt of our going concern, which are probable of effectively being implemented and mitigating these conditions, primarily include our ability to control the timing and spending on our research and development programs and raising additional funds through equity financings. We also may consider other plans to fund operations including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which the we would receive cash milestones; (3) raising additional capital through debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings, pursuant to our registration statement on Form S-3 initially filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events and our decisions in the future.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Inventory

Our inventories consist of peramivir finished goods and work in process, which are valued at the lower of cost and net realizable value using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. In connection with the FDA approval of RAPIVAB and other regulatory approvals, we began capitalizing costs associated with the production of peramivir inventories.

Accrued Expenses

We enter into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. We record liabilities under these contractual commitments when an obligation has been incurred. This accrual process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed and estimating the level of service performed and the associated cost when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to Contract Research Organizations (“CROs”) in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of our raw materials, drug substance and product candidates; and

•	professional fees.

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

Under the terms of the SUL Agreement, we may receive up to $10.0 million in additional payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication and (ii) by the EMA for an adult indication in the EU. We evaluated each event based payment under the provisions of ASU 2010-17, Milestone Method of Revenue Recognition, and determined that each event based payment met the criteria to be considered substantive and represents a milestone under the milestone method of accounting. During the first quarter of 2017, we received a milestone payment related to the approval of RAPIVAB by Health Canada. No event based payments were achieved during the first quarter of 2016.

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

Currency Hedge Agreement

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2017 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of March 31, 2017, the maximum amount of hedge collateral we may be required to post is $7.8 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of March 31, 2017, no collateral was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the preclinical development, clinical development, commercialization, or post-marketing studies of our product candidates and products, including our HAE program, peramivir, galidesivir, and early stage discovery programs;

•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir;

•	the potential for government stockpiling orders of peramivir, additional regulatory approvals of peramivir or milestones, royalties or profit from sales of peramivir by us or our partners;

•	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our product candidates;

•	plans, programs, progress and potential success of our collaborations, including SUL for peramivir, Mundipharma for forodesine and Shionogi and Green Cross for peramivir in their territories;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes, and our ability to benefit from our equity interest in Royalty Sub;

•	the Currency Hedge Agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;

•	our ability to continue as a going concern;

•	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;

•	our ability to raise additional capital to fund our operations or repay our recourse debt obligations;

•	our ability to comply with the covenants as set forth in the agreements governing our debt obligations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Senior Credit Facility. The interest rate applicable to our borrowings under PhaRMA Notes is fixed at 14% and the Senior Credit Facility bears a floating interest rate based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that we are required to make on the Senior Credit Facility. As of March 31, 2017, our Senior Credit Facility had an interest rate of 8.8%.

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

Item 4.     Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Progression of our product candidates through the clinical development process is dependent upon our trials indicating our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols. Failure to achieve any of these endpoints in any of our programs, including BCX7353 and our other rare disease product candidates, could result in delays in our trials or require the performance of additional unplanned trials. This could result in delays in the development of our product candidates and could result in significant unexpected costs or the termination of programs.

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

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon a very limited number of third-party manufacturers to manufacture the materials required for our product, product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers, which may be the only manufacturer we have engaged for a particular product, may encounter difficulties with meeting our requirements, including but not limited to problems involving:

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

The biotechnology and pharmaceutical industries are highly competitive and subject to rapid and substantial technological change. There are many companies seeking to develop products for the same indications that we currently target. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies and specialized biotechnology firms. Most of these competitors have greater resources than we do, including greater financial resources, larger research and development staffs and more experienced marketing and manufacturing organizations. In addition, most of our competitors have greater experience than we do in conducting clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals of product candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory approvals, and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including patent and FDA exclusivity rights that would delay our ability to market products. We face, and will continue to face, competition in the licensing of potential product candidates for desirable disease targets, licensing of desirable product candidates, and development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Competition may also arise from, among other things:

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

Commercialization success of peramivir is uncertain and is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, commercialization of peramivir products is subject to further risks and may be negatively impacted by a number of factors, including, but not limited to, the following:

•	peramivir may not prove to be adequately safe and effective for market approval in markets other than the United States, Canada, Japan, Korea and Taiwan;

•	necessary funding for post-marketing commitments and further development of peramivir may not be available timely, at all, or in sufficient amounts;

•	flu prevention or pandemic treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines or other antivirals, including competitive i.v. antivirals, could substantially replace potential demand for peramivir;

•	a limited number of governmental entities are expected to be the primary potential stockpiling customers for peramivir and if we are not successful at marketing peramivir to these entities for any reason, we will not receive substantial revenues from stockpiling orders;

•	government and third party payors may not provide sufficient coverage or reimbursement which would negatively impact the demand for peramivir;

•	we may not be able to supply commercial material to our partners and our partners may not be able to maintain or establish sufficient and acceptable commercial manufacturing, either directly or through third-party manufacturers;

•	the commercial demand and acceptance for peramivir by healthcare providers and by patients may not be sufficient to result in substantial revenues of peramivir to our partners and may result in little to no milestones or royalties to us;

•	effectiveness of marketing and commercialization efforts for peramivir by our partners;

•	market satisfaction with existing alternative therapies;

•	perceived efficacy relative to other available therapies;

•	disease prevalence;

•	cost of treatment;

•	pricing and availability of alternative products;

•	marketing and sales activities of competitors;

•	shifts in the medical community to new treatment paradigms or standards of care; and

•	relative convenience and ease of administration.

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

In addition, we are subject to the federal physician sunshine act and certain similar physician payment and drug pricing transparency legislation in various states. We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including both federal and state anti-kickback and false claims laws. These laws regulate our or our partners’ operations, sales and marketing practices, price reporting, and relationships with physicians and other customers and third-party payors. Anti-kickback laws generally prohibit a manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may be no regulations, guidance or court decisions that clarify how the laws apply to particular industry practices. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursement or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The sunshine provisions apply to manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government certain payments made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as, ownership and investment interests held by physicians (as defined above) and their immediate family members. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Although we seek to comply with these statutes, it is possible that our practices, or those of our partners, might be challenged under health care fraud and abuse, anti-kickback, false claims or similar laws. Violations of the physician sunshine act and similar state legislation or the fraud and abuse laws may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, and future exclusion from participation in government healthcare programs.

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

In addition, the research, manufacturing, distribution, sale and promotion of products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. Until we can successfully transfer the pricing responsibilities to our partner, we remain responsible for pricing and rebate programs. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state healthcare false claims and fraud and abuse laws, as well as consumer protection and unfair competition laws.

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

The Patient Protection and Affordable Care Act, or PPACA, made extensive changes to the delivery of health care in the U.S. The PPACA included numerous provisions that affect pharmaceutical companies, some of which became effective immediately and others of which have taken effect over the past several years. For example, the PPACA expanded health care coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA also imposed substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The PPACA also contains cost containment measures that could reduce reimbursement levels for health care items and services generally, including pharmaceuticals. It also required reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals.

We expect that the current presidential administration and U.S. Congress may seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. There is still significant uncertainty with respect to the impact that the current presidential administration and the U.S. Congress may have on the PPACA, if any, and any changes will likely take time to unfold. As such, we cannot predict what effect the PPACA or other healthcare reform initiatives that may be adopted in the future will have on our business.

We cannot predict what effect the PPACA or other healthcare reform initiatives that may be adopted in the future will have on our business. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts. In addition, pharmaceutical and device manufacturers are also required to report and disclose certain payments and transfers of value to, and investment interests held by, physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission. Compliance with the PPACA and state laws with similar provisions is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. In particular, legislation has been enacted in certain states and at a federal level that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. Compliance with these electronic pedigree requirements may increase our operational expenses and impose significant administrative burdens. In addition, our compliance may be deemed insufficient and we could face a material adverse effect on our business, financial condition, results of operations and growth prospects. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

Adequate coverage and reimbursement is critical to the commercial success of RAPIVAB or any other product that we might bring to market. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Third-party payors are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many third-party payors negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the third-party payor’s patient population. The process for obtaining coverage can be lengthy and costly, and we expect that it could take several months before a particular payor initially reviews our product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of RAPIVAB or any other product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, or at all which may have a material adverse effect on our business, financial condition and results of operations.

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

In March 2011, our wholly-owned subsidiary Royalty Sub issued $30.0 million in aggregate principal amount of PhaRMA Notes. The PhaRMA Notes are secured principally by (i) certain royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from us the rights to market peramivir in Japan and Taiwan, (ii) rights to certain payments under a Japanese yen/U.S. dollar Currency Hedge Agreement put into place by us in connection with the issuance of the PhaRMA Notes and (iii) the pledge by us of our equity interest in Royalty Sub. Payments from Shionogi to us under the Shionogi Agreement will generally not be available to us for other purposes until Royalty Sub has repaid in full its obligations under the PhaRMA Notes. Accordingly, these funds will be required to be dedicated to Royalty Sub’s debt service and not available to us for product development or other purposes. As of September 1, 2014, the payments from Shionogi were insufficient for Royalty Sub to service its obligations under the PhaRMA Notes, resulting in an event of default with respect to the PhaRMA Notes. As a result of this event of default, the holders of the PhaRMA Notes may be able to pursue acceleration of the PhaRMA Notes and foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs and we might otherwise be adversely affected.

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

We may be required to pay significant premiums under the Currency Hedge Agreement entered into by us in connection with the issuance of the PhaRMA Notes. In addition, because our potential obligations under the foreign currency hedge are marked to market, we may experience additional quarterly volatility in our operating results and cash flows attributable to the Currency Hedge Agreement.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2017, the 52-week range of the market price of our stock was from $2.49 to $9.25 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of April 30, 2016, there were 80,420,617 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of April 30, 2017, there were 13,602,457 stock options and restricted stock units outstanding, 624,760 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 363,646 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

In March 2017, we entered into a Registration Rights Agreement with entities affiliated with Baker Bros. Advisors LP (the “Baker Entities”) to provide that, if requested, we will register the shares of our common stock beneficially owned by the Baker Entities for resale under the Securities Act. Our registration obligations, as proposed, are expected to cover all shares now held or hereafter acquired by the Baker Entities, to be in effect for up to ten years, and to include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. We expect to file this registration statement in the second quarter of 2017. If the Baker Entities, by exercising these registration and/or underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2017.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 8, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 8, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

10.1	Registration Rights Agreement, dated March 15, 2017, by and between BioCryst Pharmaceuticals, Inc. 667, L.P., and Baker Brothers Life Sciences, L.P. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2017.

10.2†	Amendment #20 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated January 9, 2017. Incorporated by reference to Exhibit 10.77 to the Company’s Form 10-K filed February 27, 2017. (Portions omitted pursuant to request for confidential treatment.)

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

( )	Filed or furnished herewith.
†	Confidential treatment granted.

