Form 10-Q
period 2017-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2017-08-08
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of July 31, 2017 was 80,428,121.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2017 and December 31, 2016

(In thousands, except per share data)

	2017 (Unaudited)	2016 (Note 1)
Assets
Cash and cash equivalents	$39,696	$22,104
Restricted cash	5,357	1,546
Investments	40,977	32,546
Receivables from collaborations	3,325	8,768
Inventory	1,305	500
Prepaid expenses and other current assets	1,524	1,438
Deferred collaboration expense	79	85

Total current assets	92,263	66,987
Investments	9,603	8,926
Property and equipment, net	9,602	9,922
Deferred collaboration expense	170	199
Other assets	1,871	3,813

Total assets	$113,509	$89,847

Liabilities and Stockholders’ Equity
Accounts payable	$1,844	$4,269
Accrued expenses	12,329	10,836
Interest payable	11,587	8,990
Deferred collaboration revenue	1,717	2,022
Senior credit facility	2,997	—
Non-recourse notes payable	28,463	28,243

Total current liabilities	58,937	54,360
Deferred collaboration revenue	7,592	8,184
Deferred rent	201	244
Lease financing obligation	2,704	2,704
Senior credit facility	19,999	22,777
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 80,428 in 2017 and 73,782 in 2016	804	738
Additional paid-in capital	620,453	566,913
Accumulated other comprehensive loss	(15)	(12)
Accumulated deficit	(597,166)	(566,061)

Total stockholders’ equity	24,076	1,578

Total liabilities and stockholders’ equity	$113,509	$89,847

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Six Months Ended June 30, 2017 and 2016

(In thousands, except per share data-Unaudited)

	Three Months		Six Months
	2017	2016	2017	2016
Revenues
Royalty revenue	$489	$629	$6,810	$2,519
Collaborative and other research and development	2,610	4,158	5,726	7,088
Total revenues	3,099	4,787	12,536	9,607
Expenses
Research and development	15,759	14,166	32,529	34,745
General and administrative	2,834	2,724	5,892	5,936
Royalty	22	27	316	104
Total operating expenses	18,615	16,917	38,737	40,785
Loss from operations	(15,516)	(12,130)	(26,201)	(31,178)
Interest and other income	203	147	312	586
Interest expense	(2,094)	(1,421)	(4,194)	(2,891)
Gain (loss) on foreign currency derivative	521	(2,877)	(1,022)	(5,630)
Net loss	$(16,886)	$(16,281)	$(31,105)	$(39,113)
Basic and diluted net loss per common share	$(0.21)	$(0.22)	$(0.40)	$(0.53)
Weighted average shares outstanding	80,418	73,695	77,807	73,648
Unrealized loss on available for sale investments	(12)	(2)	(3)	252
Comprehensive loss	$(16,898)	$(16,283)	$(31,108)	$(38,861)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2017 and 2016

(In thousands-Unaudited)

	2017	2016
Operating activities
Net loss	$(31,105)	$(39,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	344	136
Stock-based compensation expense	4,788	4,491
Amortization of debt issuance costs	439	220
Amortization of premium/discount on investments	86	302
Change in fair value of foreign currency derivative	1,943	6,441
Changes in operating assets and liabilities:
Receivables	5,443	4,009
Inventory	(805)	(337)
Prepaid expenses and other assets	(87)	1,000
Deferred collaboration expense	35	37
Accounts payable and accrued expenses	(975)	(8,742)
Interest payable	2,597	2,457
Deferred revenue	(897)	(927)
Net cash used in operating activities	(18,194)	(30,026)

Investing activities
Acquisitions of property and equipment	(24)	(5,099)
Change in restricted cash	(3,811)	(2,814)
Purchases of investments	(33,070)	—
Sales and maturities of investments	23,873	19,064
Net cash (used in) provided by investing activities	(13,032)	11,151

Financing activities
Sale of common stock, net	47,750	—
Net proceeds from common stock issued under stock-based compensation plans	1,068	33
Payment of foreign currency derivative collateral	—	(1,610)
Increase in lease financing obligation	—	214
Net cash provided by (used in) financing activities	48,818	(1,363)

Increase (decrease) in cash and cash equivalents	17,592	(20,238)
Cash and cash equivalents at beginning of period	22,104	28,899

Cash and cash equivalents at end of period	$39,696	$8,661

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

With the funds available at June 30, 2017, the Company believes these resources will be sufficient to fund its operations well into 2018. The Company has sustained operating losses for the majority of its corporate history and expects that its 2017 expenses will exceed its 2017 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, its planned operations raise doubt about its ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of operations in regards to the progression of its product candidates in the future. The Company’s plans to alleviate the doubt of its going concern, which are probable of effectively being implemented and mitigating the doubt about its ability to continue as a going concern, primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through equity financings. The Company also may consider other plans to fund operations including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 initially filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

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

Restricted Cash

Restricted cash as of June 30, 2017 reflects $3,949 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,408 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its new Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At June 30, 2017, the Company believes that the cost of its investments is recoverable in all material respects.

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

	June 30, 2017
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$26,436	$85	$—	$(11)	$26,510
Corporate debt securities	9,248	42	1	(8)	9,283
Certificates of deposit	14,762	22	9	(6)	14,787

Total investments	$50,446	$149	$10	$(25)	$50,580

	December 31, 2016
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$20,266	$34	$2	$(4)	$20,298
Corporate debt securities	6,179	26	2	(8)	6,199
Certificates of deposit	14,962	17	7	(11)	14,975

Total investments	$41,407	$77	$11	$(23)	$41,472

The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2017 and December 31, 2016.

	2017	2016
Maturing in one year or less	$40,977	$32,546
Maturing after one year through two years	9,603	8,926

Total investments	$50,580	$41,472

Receivables from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi, Green Cross Corporation (“Green Cross”) and Seqirus UK Limited (“SUL”), and product sales to SUL. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At June 30, 2017 and December 31, 2016, the Company had the following receivables.

	June 30, 2017
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$276	$1,630	$1,906
Shionogi & Co. Ltd.	107	—	107
Green Cross Corporation	359	—	359
Seqirus UK Limited	747	206	953

Total receivables	$1,489	$1,836	$3,325

	December 31, 2016
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$3,495	$3,495
Shionogi & Co. Ltd.	3,451	—	3,451
Green Cross Corporation	686	—	686
Seqirus UK Limited	957	179	1,136

Total receivables	$5,094	$3,674	$8,768

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

Inventory

At June 30, 2017 and December 31, 2016, the Company’s inventory consisted primarily of peramivir work in process and is being manufactured for the Company’s partners. Inventory is stated at the lower of cost and net realizable value, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

The Company’s inventory consisted of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Work in process	$1,305	$500

Inventories	$1,305	$500

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of June 30, 2017 and December 31, 2016, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. Realized losses of $1 and realized gains of $10 were reclassified out of accumulated other comprehensive loss during the six months ended June 30, 2017 and 2016, respectively.

Revenue Recognition

The Company recognizes revenues from collaborative and other research and development arrangements and royalties when realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

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

Under the terms of the SUL Agreement, the Company may receive up to $10,000 in additional payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication and (ii) by the EMA for an adult indication in the EU. The Company evaluated each event based payment under the provisions of ASU 2010-17, Milestone Method of Revenue Recognition, and determined that each event based payment met the criteria to be considered substantive and represents a milestone under the milestone method of accounting. During the first six months of 2017, the Company received a milestone payment related to the approval of RAPIVAB by Health Canada. No event based payments were achieved during the first six months of 2016.

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

The Company recorded the following revenues for the three and six months ended June 30, 2017 and 2016:

	Three Months		Six Months
	2017	2016	2017	2016
Royalty revenue	$489	$629	$6,810	$2,519
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	2,161	3,709	2,815	6,033
Shionogi & Co. Ltd.	296	296	592	592
Seqirus UK Limited	153	153	2,319	463
Total collaborative and other research and development revenues	2,610	4,158	5,726	7,088

Total revenues	$3,099	$4,787	$12,536	$9,607

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended June 30, 2017 and 2016 was $2,094 and $1,421, respectively, and for the six months ended June 30, 2017 and 2016 was $4,194 and $2,891, respectively, and primarily relates to the issuance of the PhaRMA Notes (defined in Note 4) and the Senior Credit Facility (defined in Note 5). Costs directly associated with the issuance of the PhaRMA Notes and the Senior Credit Facility have been capitalized and are netted against the non-recourse notes payable and Senior Credit Facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the PhaRMA Notes and the Senior Credit Facility using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $220 and $110 for each of the three months ended June 30, 2017 and 2016, respectively, and $439 and $220 for each of the six months ended June 30, 2017 and 2016, respectively.

Lease Financing Obligation

Based on the terms of the lease agreement for the research facility in Birmingham, Alabama, the Company had construction period risks during the construction period and the Company was deemed the owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded an asset of $1,589 at December 31, 2015, representing the Company’s leased portion of the building and recorded a corresponding liability. Upon completion of leasehold improvement construction, which ended in 2016, the Company did not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease is accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease of 20.5 years, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease or construction in process. Interest expense for the three months ended June 30, 2017 and 2016 includes $55 and $83, respectively, and for the six months ended June 30, 2017 includes $135 and $214, respectively, related to the lease financing obligation.

At each of June 30, 2017 and December 31, 2016, the lease financing obligation balance was $2,704 and was recorded as a long term liability on the consolidated balance sheets. At June 30, 2017 the remaining future minimum payments under the lease financing obligation are $4,553.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the six months ended June 30, 2017 and 2016 resulted in losses of $1,943 and $6,441, respectively. Mark to market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. In addition, the Company realized currency exchange gains of $921 and $811 during the first six months of 2017 and 2016, respectively, associated with the exercise of a U.S. dollar/Japanese yen currency option under the Currency Hedge Agreement. The Company is also required to post collateral in connection with the mark to market adjustments based on thresholds defined in the Currency Hedge Agreement. As of June 30, 2017 and December 31, 2016, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended June 30, 2017 and 2016 does not include 2,208 and 885, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2017 and 2016 does not include 2,475 and 1,091, respectively, of such potential common shares, as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Significant Customers and Other Risks

Significant Customers

All peramivir sales (i.e., RAPIVAB, RAPIACTA, and PERAMIFLU) are made by the Company’s partners and the Company will be reliant on these partners to generate sales and remit cash to satisfy receivables.

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

Going Concern

The Company’s liquidity needs will be largely determined by the success of operations in regards to the progression of its product candidates in the future. The Company’s plans to alleviate the doubt of its going concern, which are probable of effectively being implemented and mitigating the doubt about its ability to continue as a going concern, primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through equity financings. The Company also may consider other plans to fund operations including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 initially filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future

Recent Accounting Pronouncements

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

ASU 2016-09 eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in paid in capital. Under ASU 2016-09, these previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2017, the start of the year in which the Company adopted ASU 2016-09. The U.S. federal and state net operating losses and credits recognized as of January 1, 2017 have been offset by a full valuation allowance. As a result, there is no cumulative-effect adjustment to retained earnings as of June 30, 2017.

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

Note 2 — Stock-Based Compensation

As of June 30, 2017, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in April 2017 and approved by the Company’s stockholders in May 2017. The ESPP was amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $4,788 ($4,652 of expense related to the Incentive Plan and $136 of expense related to the ESPP) was recognized during the first six months of 2017, while $4,491 ($4,402 of expense related to the Incentive Plan and $89 of expense related to the ESPP) was recognized during the first six months of 2016.

There was approximately $18,575 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock unit awards granted by the Company as of June 30, 2017. That cost is expected to be recognized as follows: $4,555 during the remainder of 2017, $6,768 in 2018, $4,525 in 2019, $2,387 in 2020 and $340 in 2021. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests. At the time of vesting, compensation expense will be recognized.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees generally vest 25% each year until fully vested after four years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of June 30, 2017, 75% of the August 2013 grants have vested based upon achievement of three milestones: (1) successful completion of the OPuS-1 clinical trial, for which vesting occurred in the second quarter of 2014, (2) FDA approval of RAPIVAB for which vesting occurred in the fourth quarter of 2014, and (3) initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers, for which vesting occurred in the second quarter of 2015. Thus, as of June 30, 2017, 25% of the August 2013 performance-based grants and 100% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2016	2,273	12,095	$6.55
Plan amendment	1,000	—	—
Restricted stock unit awards granted	(11)	—	—
Restricted stock unit awards cancelled	2	—	—
Stock option awards granted	(2,563)	2,563	5.49
Stock option awards exercised	—	(368)	3.37
Stock option awards cancelled	877	(877)	10.30

Balance June 30, 2017	1,578	13,413	$6.19

For stock option awards granted under the Incentive Plan during the first six months of 2017 and 2016, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first six months of 2017 and 2016 was $3.74 and $2.18, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first six months of 2017 and 2016. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2017	2016
Expected Life in Years	5.5	5.6
Expected Volatility	82.0%	82.0%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	1.9%	1.4%

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 364 shares remain available for purchase at June 30, 2017. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 58 shares during the first six months of 2017 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of June 30, 2017, a total of $20,574 has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including amendments, are to file IND applications for intravenous (“i.v.”) and intramuscular (“i.m.”) galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, including Ebola virus disease, and to conduct an initial Phase 1 human clinical trial. As of June 30, 2017, the total NIAID/HHS contract amount to advance the program through the completion of the Phase I clinical program is $39,477. As of June 30, 2017, all options have been exercised under this contract.

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

Pursuant to the SUL Agreement, RAPIVAB is commercialized by CSL's subsidiary, SUL, which specializes in influenza prevention through the supply of seasonal and pandemic vaccine to global markets. SUL manufactures, commercializes and exercises decision-making authority with respect to the commercialization of RAPIVAB within the Territory and is responsible for all related costs, including sales and promotion.

Under the terms of the SUL Agreement, the Company is responsible for fulfilling all post-marketing approval commitments in connection with the FDA's approval of the NDA, and upon fulfillment will transfer ownership of and financial responsibility for the NDA to SUL. Pursuant to potential rights to sell RAPIVAB in the EU, the Company is also responsible for regulatory filings and interactions with the European Medicines Agency ("EMA") until marketing approval for RAPIVAB is obtained and assigned to SUL. In accordance with the SUL Agreement, the Company and SUL formed a joint steering committee, composed of an equal number of representatives from each party, to oversee, review and coordinate the conduct and progress of the commercialization of RAPIVAB in the Territory and any additional development.

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

Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of forodesine, a Purine Nucleoside Phosphorylase (“PNP”) inhibitor, for use in oncology. Under the terms of the license agreement, as amended, Mundipharma obtained rights to forodesine in markets across Europe, Asia, and Australasia in exchange for a $10,000 up-front payment. In April 2017, Mundipharma obtained regulatory approval of Mundesine ® (forodesine hydrochloride) for the treatment of relapsed/refractory PTCL (Peripheral T-Cell Lymphoma) by the Ministry of Health, Labor and Welfare in Japan and is responsible for all commercialization costs in Japan.

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

On September 1, 2014, Royalty Sub was unable to pay the full amount of interest payable to avoid an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of June 30, 2017, the PhaRMA Notes remain in default.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of June 30, 2017, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

The PhaRMA Notes are redeemable at the option of Royalty Sub at any time at a redemption price equal to the outstanding principal balance of the PhaRMA Notes being redeemed plus accrued and unpaid interest through the redemption date on the PhaRMA Notes being redeemed.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, the Company has the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which the Company may be required to pay a premium in each year from 2018 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $1,950 will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement.

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments for the six months ended June 30, 2017 and 2016 resulted in losses of $1,943 and $6,441, respectively. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of June 30, 2017 and December 31, 2016, no collateral was posted under the Currency Hedge Agreement. The Company will not be required to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of June 30, 2017, the maximum amount of hedge collateral the Company may be required to post is $5,850.

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

As of June 30, 2017, the Company had borrowings of $23,000 under the Senior Credit Facility bearing an interest rate of 9.1%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. Scheduled principal repayments of the Senior Credit Facility are as follows:

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

Recent Corporate Highlights

RAPIVAB/RAPIACTA/PERAMIFLU (peramivir injection)

Peramivir (i.e., product sold or marketed under the RAPIVAB, RAPIACTA, and PERAMIFLU trade names) is approved for commercial sale in the United States, Canada, Japan, Taiwan and Korea and has a pending Marketing Authorization Application (MAA) under review for treatment of symptoms typical of influenza in adults 18 years and older in all 28 states of the European Union, Norway and Iceland. In addition, we also have a supplemental New Drug Application (sNDA) for a RAPIVAB label expansion for pediatric patients aged 2-17 years in the United States. The sNDA has been classified by the FDA as a priority review and has a Prescription Drug User Fee Act (PDUFA) goal date for a decision by the end of September 2017.

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

BCX7353

In August 2016, we announced that we had dosed the first subject in the APeX-1 clinical trial of BCX7353 for the prevention of attacks in patients with HAE. APeX-1 is a multi-part, Phase 2, randomized, double-blind, placebo-controlled, dose ranging trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of BCX7353 as a preventative treatment to eliminate or reduce the frequency of angioedema attacks in HAE patients. APEX-1 is being conducted in several European countries, Australia and Canada.

On February 27, 2017, we reported statistically significant and clinically meaningful reductions in attack frequency from an interim analysis (part 1) of our ongoing multi-part APeX-1 clinical trial in HAE patients. On May 25, 2017, we announced positive results from a second interim analysis of our Phase 2 APeX-1 clinical trial. This second interim analysis was a composite of pooled data from Parts 1 and 2 of the clinical trial.

Parts 1 and 2 of APeX-1 evaluated doses of BCX7353 125 mg (n=7), 250 mg (n=6) and 350 mg (n=18) QD versus placebo (n=20) for 28 days. The pre-specified per-protocol (PP) interim analysis included data on a total of 44 subjects with confirmed Type 1 or Type 2 HAE completing 28 days of treatment. The percentage reductions by treatment group in the mean rate of independently-adjudicated angioedema attacks for the pre-defined effective dosing period (weeks 2 through 4) in BCX7353 treated subjects were: 125 mg QD, 73% (p=0.002); 250 mg QD, 37% (p=0.128) and 350 mg QD, 58% (p=0.001) compared to placebo. In the intent-to-treat (ITT) population, corresponding reductions by treatment group were: 125 mg QD, 73% (p=0.004); 250 mg QD, 44% (p=0.090) and 350 mg QD, 45% (p=0.014) compared to placebo. Steady state BCX7353 plasma levels and kallikrein inhibition levels in HAE subjects were similar to those seen in healthy subjects administered the same doses in a previously completed Phase 1 trial. Steady state trough drug levels (24 hours after dosing) greatly exceeded the target therapeutic range at the 250 mg and 350 mg dose levels. Trough levels for the 125 mg dose were generally within the target range.

Oral BCX7353 once-daily for 28 days was generally safe and well tolerated in subjects with HAE. There were no serious Adverse Events (“AEs”) and no severe AEs. Three subjects in the BCX7353 350 mg treatment arm discontinued study drug before day 28. The most common treatment-emergent adverse events were the common cold and diarrhea. The gastrointestinal AEs observed in the 350 mg arm were not seen at the 125 mg dose. Additionally, no significant laboratory abnormalities were observed in the two lower dose groups. APeX-1 is currently ongoing and we expect to report the full clinical trial results, including Part 3, before the end of the third quarter of 2017.

The efficacy, safety and tolerability profile of BCX7353 observed in this interim analysis strongly supports its continued investigation as a prophylactic treatment for HAE. Completion of part 3 of APeX-1 will enable a full evaluation of the dose response necessary to select doses for a pivotal program.

On August 2, 2017, we announced the dosing of the first subject into ZENITH-1, a clinical trial studying up to three dosage strengths of a liquid formulation of BCX7353 given as a single oral dose for the acute treatment of angioedema attacks in patients with HAE. ZENITH-1 is a randomized, double-blind, placebo-controlled, adaptive dose-ranging trial of the efficacy, safety and tolerability of BCX7353 for treatment of acute angioedema attacks, and will enroll up to 60 subjects with HAE. Blinded study drug will be dosed as an oral liquid after onset of symptoms, for up to 3 attacks in each subject, with each subject receiving both BCX7353 (for 2 attacks) and placebo (for one attack) in a randomized sequence. The trial is structured with up to 3 consecutive cohorts testing single doses of 750 mg (from 12 to 36 subjects), 500 mg (up to 12 subjects) and 250 mg (up to 12 subjects), starting with 750 mg. Efficacy assessments include patient-reported composite visual analogue scale (VAS) scores, patient global assessment, change in symptoms, and use of rescue medication. Treatment effect will be assessed on accumulating results, beginning after 12 subjects have completed study in the first cohort (750 mg), by comparing the proportion of BCX7353-treated and placebo-treated attacks which have a stable or improved composite VAS at 4 hours post dose. Once a treatment effect is demonstrated, enrollment at the 500 mg dose level will commence. If treatment effect at the 500 mg dose level is similar to 750 mg dose level, the 250 mg dose cohort will be enrolled.

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

Galidesivir

After discussions with the FDA, NIAID and BARDA, we have delayed the initiation of the galidesivir i.v. Phase 1 clinical trial. Based upon ongoing conversations, we expect the next step in galidesivir’s development will be to conduct an additional nonclinical efficacy study in a delayed treatment setting in Ebola disease before finalizing the Phase 1 clinical trial protocol design.

Results of Operations (three months ended June 30, 2017 compared to the three months ended June 30, 2016)

For the three months ended June 30, 2017, total revenues were $3.1 million as compared to $4.8 million for the three months ended June 30, 2016. The decrease in revenue in the second quarter of 2017, as compared to 2016, resulted primarily from a decrease in collaboration revenue under U.S. Government development contracts. Revenues in the second quarter of 2017 included $0.5 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $2.2 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts and $0.4 million associated with collaborative revenue amortization from other corporate partnerships. Revenues in the second quarter of 2016 included $0.6 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $0.8 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir, $2.9 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of RAPIVAB and $0.5 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development (“R&D”) expenses increased to $15.8 million for the second quarter of 2017 from $14.2 million in 2016. The increase in 2017 R&D expenses, as compared to 2016, was due primarily to increased spending on the Company’s HAE portfolio.

General and administrative (“G&A”) expenses for the second quarter of 2017 of $2.8 million were in line with $2.7 million of G&A expense in the second quarter of 2016.

Interest expense increased to $2.1 million in the second quarter of 2017 as compared to $1.4 million in 2016 primarily due to our execution of a $23.0 million Senior Credit Facility in September 2016.

A mark-to-market loss of $0.4 million was also recognized in the second quarter of 2017 related to our foreign currency hedge, compared to a mark-to-market loss of $3.7 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized a currency exchange gain of $0.9 million and $0.8 million, respectively, in the second quarter of 2017 and 2016, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

Results of Operations (six months ended June 30, 2017 compared to the six months ended June 30, 2016)

For the six months ended June 30, 2017, total revenues were $12.5 million as compared to $9.6 million for the six months ended June 30, 2016. The increase in 2017 revenue was primarily due to a $4.3 million increase in royalty revenue from Shionogi & Co. Ltd., Green Cross Corporation and Seqirus, and a $2.0 million milestone payment associated with the Canadian regulatory approval of RAPIVAB from Seqirus. The increase in royalty revenue was largely the result of continued Japanese Government stockpiling of RAPIACTA®. Future government stockpiling orders are difficult to predict, as they are subject to the relevant appropriation and stockpiling processes. These revenue increases were partially offset by a decrease in collaboration revenue under U.S. Government development contracts.

Revenues in the first six months of 2017 included $6.8 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $2.8 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts and $2.9 million associated with milestone revenue and collaborative revenue amortization from other corporate partnerships. Revenues in the first six months of 2016 included $2.5 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $3.1 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir, $2.9 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of RAPIVAB and $0.6 million associated with collaborative revenue amortization from other corporate partnerships.

R&D expenses decreased to $32.5 million for the first six months of 2017 from $34.7 million in 2016. The decrease in 2017 R&D expenses, as compared to 2016, was due primarily to lower development costs for the HAE portfolio of product candidates and, to a lesser extent, a decrease in galidesivir expenses under U.S. Government development contracts.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
R&D expenses by program:
Avoralstat	$—	$3,270	$320	$11,634
BCX7353	10,391	4,881	19,740	9,497
2nd generation kallikrein inhibitors	170	885	875	1,030
Galidesivir	1,260	1,452	2,293	3,751
Peramivir	797	1,397	2,906	3,662
Other research, preclinical and development costs	3,141	2,281	6,395	5,171

Total R&D expenses	$15,759	$14,166	$32,529	$34,745

G&A expenses for the first six months of 2017 of $5.9 million were in line with $5.9 million of G&A expense in the first six months of 2016.

Interest expense, which is primarily related to the non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011 and borrowings under the Senior Credit Facility, was $4.2 million in the first six months of 2017, compared to $2.9 million in the first six months of 2016.

A mark-to-market loss of $1.9 million was recognized in the first six months of 2017 related to our foreign currency hedge, compared to a mark-to-market loss of $6.4 million in the same period in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized a currency exchange gain of $0.9 million and $0.8 million, respectively, in the second quarter of 2017 and 2016 related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

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

As of June 30, 2017, we had net working capital of $33.3 million, an increase of approximately $20.7 million from $12.6 million at December 31, 2016. The increase in working capital was principally due to $47.8 million of proceeds from our March 2017 public offering of common stock, partially offset by our normal operating expenses associated with the development of our product candidates. Our principal sources of liquidity at June 30, 2017 were approximately $39.7 million in cash and cash equivalents, approximately $50.6 million in investments considered available-for-sale, and approximately $1.9 million in U.S. Government receivables. We anticipate our cash and investments will fund our operations well into 2018.

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

With the funds available at June 30, 2017, we believe these resources will be sufficient to fund our operations well into 2018. We have sustained operating losses for the majority of our corporate history and expect that our 2017 expenses will exceed our 2017 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, our planned operations raise doubt about our ability to continue as a going concern. Our liquidity needs will be largely determined by the success of operations in regards to the progression of our product candidates in the future. Our plans to alleviate the doubt of our going concern, which are probable of effectively being implemented and mitigating the doubt about our ability to continue as a going concern, primarily include our ability to control the timing and spending on our research and development programs and raising additional funds through equity financings. We also may consider other plans to fund operations including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which the we would receive cash milestones; (3) raising additional capital through debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings, pursuant to our registration statement on Form S-3 initially filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events and our decisions in the future.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

Inventory

Our inventories consist of peramivir work in process, which is valued at the lower of cost and net realizable value using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment.

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

Under the terms of the SUL Agreement, we may receive up to $10.0 million in additional payments related to the successful achievement of regulatory milestones, including marketing approval (i) by the FDA for a pediatric indication and (ii) by the EMA for an adult indication in the EU. We evaluated each event based payment under the provisions of ASU 2010-17, Milestone Method of Revenue Recognition, and determined that each event based payment met the criteria to be considered substantive and represents a milestone under the milestone method of accounting. During the first six months of 2017, we received a $2.0 million milestone payment related to the approval of RAPIVAB by Health Canada. No event based payments were achieved during the first six months of 2016.

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

Currency Hedge Agreement

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2018 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of June 30, 2017, the maximum amount of hedge collateral we may be required to post is $5.9 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). We are also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of June 30, 2017, no collateral was posted under the agreement.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Senior Credit Facility. The interest rate applicable to our borrowings under the PhaRMA Notes is fixed at 14% and the Senior Credit Facility bears a floating interest rate based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that we are required to make on the Senior Credit Facility. As of June 30, 2017, our Senior Credit Facility had an interest rate of 9.1%.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark to market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay an annual premium in the amount of $2.0 million from May 2018 through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less.

Item 4.     Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Progression of our product candidates through the clinical development process is dependent upon our trials indicating our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols. Failure to achieve any of these endpoints in any of our programs, including BCX7353, galidesivir and our other rare disease product candidates, could result in delays in our trials or require the performance of additional unplanned trials. This could result in delays in the development of our product candidates and could result in significant unexpected costs or the termination of programs.

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

We are performing research on or developing products for the treatment of several rare disorders, including HAE, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we are developing and plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with the current neuraminidase inhibitors marketed by GSK and Roche for influenza; CINRYZE®, KALBITOR® and FIRAZYR®, marketed by Shire Pharmaceuticals, Inc. for HAE; BERINERT® and HAEGARDA® marketed by CSL for HAE; and RUCONEST® marketed by Pharming Healthcare, Inc. for HAE.

Further, several pharmaceutical and biotechnology firms have announced efforts in HAE and in other therapeutic areas where we have discovery and development efforts ongoing. Notably, prophylactic treatment for HAE is becoming increasingly competitive with the recent approval of CSL’s HAEGARDA, Shire’s positive phase III data for the monoclonal antibody, lanadelumab, and Pharming’s completion of a phase II HAE prophylaxis trial for Ruconest. Additionally, Kalvista (KVD818) and Attune Pharmaceuticals (ATN-249) have oral candidates for HAE prophylaxis in phase I development. Therapeutic products with potentially promising data to treat Ebola include Mapp Biopharmaceutical, Inc.’s ZMapp (antibody-based) and Gilead Sciences, Inc.’s product currently under development (small molecule), both of which have been used in Ebola infected patients. Shionogi also recently announced positive phase III data for S033188, an oral treatment for influenza. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

Currently, we have established collaborative relationships with Mundipharma for the development and commercialization of forodesine and with each of Shionogi and Green Cross for the development and commercialization of peramivir in Japan, Taiwan and South Korea. Most recently we have established a collaborative relationship with Seqirus UK Limited for RAPIVAB on a worldwide basis other than Israel, Japan, Korea and Taiwan. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

•	our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory commercial, regulatory or clinical results, including post approval clinical commitments, a change in business strategy, a change of control or other reasons;

•	our contracts for collaborative arrangements may expire;

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration;

•	we do not have day to day control over the activities of our partners and have limited control over their decisions;

•	our ability to generate future event payments and royalties from our partners depends upon their abilities to establish the safety and efficacy of our product candidates, obtain regulatory approvals and achieve market acceptance of products developed from our product candidates;

•	we or our partners may fail to properly initiate, maintain or defend our intellectual property rights, where applicable, or a party may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

•	we or our partners may not devote sufficient capital or resources towards our product candidates; and

•	we or our partners may not comply with applicable government regulatory requirements.

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

We have a number of outstanding post-marketing commitments to the FDA that we retain, despite our partnership with SUL, which we may not complete successfully or on time for any number of reasons, including but not limited to lack of funds to complete the studies and insufficient interest by appropriate sites, investigators or study subjects. For example, as a condition of the approval of RAPIVAB, we are required to complete a pediatric patient study of RAPIVAB and to submit the final results of this clinical trial to the FDA. Depending on the FDA’s evaluation of the data from this clinical trial, we may be unable to expand the indication for RAPIVAB or we may be required to include specific warnings or limitations on dosing this product, which could negatively impact sales of RAPIVAB and negatively impact our relationship with our partner. We may be subject to penalties if we fail to comply with post-approval legal and regulatory requirements and our products could be subject to continual recordkeeping and reporting requirements, review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to the other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, the approval of RAPIVAB and any other future product candidates may be subject to requirements for costly post-marketing testing and surveillance to monitor its safety or efficacy.

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

Adequate coverage and reimbursement in the U.S. and other markets is critical to the commercial success of RAPIVAB or any other product that we might bring to market. Recently in the U.S. there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Third-party payors are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many third-party payors negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the third-party payor’s patient population. The process for obtaining coverage can be lengthy and costly, and we expect that it could take several months before a particular payor initially reviews our product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of RAPIVAB or any other product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, or at all which may have a material adverse effect on our business, financial condition and results of operations.

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

In March 2011, our wholly-owned subsidiary Royalty Sub issued $30.0 million in aggregate principal amount of PhaRMA Notes. The PhaRMA Notes are secured principally by (i) certain royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from us the rights to market peramivir in Japan and Taiwan, (ii) rights to certain payments under a Japanese yen/U.S. dollar Currency Hedge Agreement put into place by us in connection with the issuance of the PhaRMA Notes and (iii) the pledge by us of our equity interest in Royalty Sub. Payments from Shionogi to us on non-governmental sales under the Shionogi Agreement will generally not be available to us for other purposes until Royalty Sub has repaid in full its obligations under the PhaRMA Notes. Accordingly, these funds will be required to be dedicated to Royalty Sub’s debt service and not available to us for product development or other purposes. As of September 1, 2014, the payments from Shionogi were insufficient for Royalty Sub to service its obligations under the PhaRMA Notes, resulting in an event of default with respect to the PhaRMA Notes. As a result of this event of default, the holders of the PhaRMA Notes may be able to pursue acceleration of the PhaRMA Notes and foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs and we might otherwise be adversely affected.

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

If the use or misuse of peramivir, forodesine or any other regulatory body-approved products we or a partner may sell in the future harms people, we may be subject to costly and damaging product liability claims brought against us by consumers, healthcare providers, pharmaceutical companies, third-party payors or others. The use of our product candidates in clinical trials, including post marketing clinical studies, could also expose us to product liability claims. We cannot predict all of the possible harms or side effects that may result from the use of our products or the testing of product candidates and, therefore, the amount of insurance coverage we currently may not be adequate to cover all liabilities or defense costs we might incur. A product liability claim or series of claims brought against us could give rise to a substantial liability that could exceed our resources. Even if claims are not successful, the costs of defending such claims and potential adverse publicity could be harmful to our business.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2017, the 52-week range of the market price of our stock was from $2.82 to $9.25 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of July 31, 2016, there were 80,428,121 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of July 31, 2017, there were 13,638,624 stock options and restricted stock units outstanding, 1,574,093 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 363,646 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

In March 2017, we entered into a Registration Rights Agreement with entities affiliated with Baker Bros. Advisors LP (the “Baker Entities”) to provide that, if requested, we will register the shares of our common stock beneficially owned by the Baker Entities for resale under the Securities Act. Our registration obligations pursuant to the Registration Rights Agreement cover all shares now held or hereafter acquired by the Baker Entities, for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. On May 10, 2017, we filed a registration statement on Form S-3 with respect to 11,710,951 shares of common stock held by the Baker Entities. If the Baker Entities, by exercising their underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 2017.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 8, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 8, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

10.1	Stock Incentive Plan (as amended and restated April 3, 2017). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 30, 2017.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

( )	Filed or furnished herewith.

