Form 10-Q
period 2017-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2017-11-08
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of October 31, 2017 was 98,404,761.

BIOCRYST PHARMACEUTICALS, INC.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements:	3
Consolidated Balance Sheets — September 30, 2017 and December 31, 2016	3
Consolidated Statements of Comprehensive Loss — Three and Nine Months Ended September 30, 2017 and 2016	4
Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2017 and 2016	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30
Part II. Other Information
Item 1A. Risk Factors	30
Item 6. Exhibits	48
Signatures	49

EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2017 and December 31, 2016

(In thousands, except per share data)

	2017 (Unaudited)	2016 (Note 1)
Assets
Cash and cash equivalents	$117,776	$22,104
Restricted cash	3,122	1,546
Investments	43,848	32,546
Receivables from collaborations	8,985	8,768
Inventory	—	500
Prepaid expenses and other current assets	1,421	1,438
Deferred collaboration expense	218	85

Total current assets	175,370	66,987
Investments	4,539	8,926
Property and equipment, net	9,613	9,922
Deferred collaboration expense	15	199
Other assets	1,955	3,813

Total assets	$191,492	$89,847

Liabilities and Stockholders’ Equity
Accounts payable	$4,603	$4,269
Accrued expenses	11,871	10,836
Interest payable	10,705	8,990
Deferred collaboration revenue	8,686	2,022
Lease financing obligation	73	—
Senior credit facility	4,727	—
Non-recourse notes payable	28,572	28,243

Total current liabilities	69,237	54,360
Deferred collaboration revenue	296	8,184
Deferred rent	178	244
Lease financing obligation	2,770	2,704
Senior credit facility	18,379	22,777
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 98,389 in 2017 and 73,782 in 2016	984	738
Additional paid-in capital	711,965	566,913
Accumulated other comprehensive loss	(17)	(12)
Accumulated deficit	(612,300)	(566,061)

Total stockholders’ equity	100,632	1,578

Total liabilities and stockholders’ equity	$191,492	$89,847

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2017 and 2016

(In thousands, except per share data-Unaudited)

	Three Months		Nine Months
	2017	2016	2017	2016
Revenues
Product sales	$1,501	$—	$1,501	$—
Royalty revenue	442	3,501	7,252	6,020
Collaborative and other research and development	6,817	4,262	12,543	11,350
Total revenues	8,760	7,763	21,296	17,370
Expenses
Cost of products sold	1,142	—	1,142	—
Research and development	17,509	14,105	50,038	48,850
General and administrative	3,343	2,756	9,235	8,692
Royalty	115	143	431	247
Total operating expenses	22,109	17,004	60,846	57,789
Loss from operations	(13,349)	(9,241)	(39,550)	(40,419)
Interest and other income	225	109	537	695
Interest expense	(2,140)	(1,465)	(6,334)	(4,356)
Gain (loss) on foreign currency derivative	130	(931)	(892)	(6,561)
Net loss	$(15,134)	$(11,528)	$(46,239)	$(50,641)
Basic and diluted net loss per common share	$(0.18)	$(0.16)	$(0.58)	$(0.69)
Weighted average shares outstanding	83,570	73,734	79,749	73,677
Unrealized loss on available for sale investments	(2)	(24)	(5)	228
Comprehensive loss	$(15,136)	$(11,552)	$(46,244)	$(50,413)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2017 and 2016

(In thousands-Unaudited)

	2017	2016
Operating activities
Net loss	$(46,239)	$(50,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	522	311
Loss on disposal of property and equipment	—	21
Stock-based compensation expense	10,307	6,478
Amortization of debt issuance costs	658	335
Amortization of premium/discount on investments	125	499
Change in fair value of foreign currency derivative	1,858	7,372
Changes in operating assets and liabilities:
Receivables	(217)	275
Inventory	500	(620)
Prepaid expenses and other assets	17	667
Deferred collaboration expense	51	43
Accounts payable and accrued expenses	1,303	(12,066)
Interest payable	1,715	817
Deferred revenue	(1,224)	(1,075)
Net cash used in operating activities	(30,624)	(47,584)

Investing activities
Acquisitions of property and equipment	(213)	(5,278)
Change in restricted cash	(1,576)	106
Purchases of investments	(39,572)	—
Sales and maturities of investments	32,527	38,272
Net cash (used in) provided by investing activities	(8,834)	33,100

Financing activities
Sale of common stock, net	133,500	—
Net proceeds from common stock issued under stock-based compensation plans	1,491	204
Proceeds from senior credit facility	—	22,658
Payment of foreign currency derivative collateral	—	(2,190)
Increase in lease financing obligation	139	300
Net cash provided by financing activities	135,130	20,972

Increase in cash and cash equivalents	95,672	6,488
Cash and cash equivalents at beginning of period	22,104	28,899

Cash and cash equivalents at end of period	$117,776	$35,387

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

With the funds available at September 30, 2017, the Company believes these resources will be sufficient to fund its operations at least through the third quarter of 2019. The Company has sustained operating losses for the majority of its corporate history and expects that its 2017 expenses will exceed its 2017 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will be largely determined by the success of operations in regards to the progression of its product candidates in the future. The Company also may consider other plans to fund operations beyond the third quarter of 2019 including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

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

Restricted Cash

Restricted cash as of September 30, 2017 reflects $1,713 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,409 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At September 30, 2017, the Company believes that the cost of its investments is recoverable in all material respects.

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

	September 30, 2017
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$27,897	$96	$—	$(7)	$27,986
Corporate debt securities	8,230	39	—	(8)	8,261
Certificates of deposit	12,108	34	4	(6)	12,140

Total investments	$48,235	$169	$4	$(21)	$48,387

	December 31, 2016
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$20,266	$34	$2	$(4)	$20,298
Corporate debt securities	6,179	26	2	(8)	6,199
Certificates of deposit	14,962	17	7	(11)	14,975

Total investments	$41,407	$77	$11	$(23)	$41,472

The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2017 and December 31, 2016.

	2017	2016
Maturing in one year or less	$43,848	$32,546
Maturing after one year through two years	4,539	8,926

Total investments	$48,387	$41,472

Receivables from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi, Green Cross Corporation (“Green Cross”), Mundipharma International Holdings Limited (“Mundipharma”) and Seqirus UK Limited (“SUL”), and product sales to SUL. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At September 30, 2017 and December 31, 2016, the Company had the following receivables.

	September 30, 2017
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$63	$1,906	$1,969
Shionogi & Co. Ltd.	653	—	653
Green Cross Corporation	48	—	48
Mundipharma International Holdings Limited	46	—	46
Seqirus UK Limited	5,794	475	6,269

Total receivables	$6,604	$2,381	$8,985

	December 31, 2016
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$3,495	$3,495
Shionogi & Co. Ltd.	3,451	—	3,451
Green Cross Corporation	686	—	686
Seqirus UK Limited	957	179	1,136

Total receivables	$5,094	$3,674	$8,768

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of September 30, 2017 and December 31, 2016, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. No reclassifications out of accumulated other comprehensive loss were recorded during the nine months ended September 30, 2017. Realized gains of $11 were reclassified out of accumulated other comprehensive loss during the nine months ended September 30, 2016.

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

During the first nine months of 2017, the Company received a $2,000 milestone payment related to the approval of RAPIVAB by Health Canada and a $5,000 milestone payment associated with the U.S. Food and Drug Administration (“FDA”) approval of a supplemental new drug application (“sNDA”) for RAPIVAB extending its availability for the treatment of acute uncomplicated influenza to pediatric patients two years and older. The Company evaluated each event based payment under the provisions of ASU 2010-17, Milestone Method of Revenue Recognition, and determined that each event based payment met the criteria to be considered substantive and represents a milestone under the milestone method of accounting. Under the terms of the SUL Agreement, the Company may receive an additional $5,000 payment related to the successful marketing approval by the European Medicines Agency (“EMA”) for an adult indication in the EU. No event-based payments were achieved during the first nine months of 2016.

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

The Company recorded the following revenues for the three and nine months ended September 30, 2017 and 2016:

	Three Months		Nine Months
	2017	2016	2017	2016
Product sales	$1,501	$—	$1,501	$—
Royalty revenue	442	3,501	7,252	6,020
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	1,490	3,813	4,305	9,846
Shionogi & Co. Ltd.	296	296	888	888
Seqirus UK Limited	5,031	153	7,350	616
Total collaborative and other research and development revenues	6,817	4,262	12,543	11,350

Total revenues	$8,760	$7,763	$21,296	$17,370

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended September 30, 2017 and 2016 was $2,140 and $1,465, respectively, and for the nine months ended September 30, 2017 and 2016 was $6,334 and $4,356, respectively, and primarily relates to the issuance of the PhaRMA Notes (defined in Note 4) and the Senior Credit Facility (defined in Note 5). Costs directly associated with the issuance of the PhaRMA Notes and the Senior Credit Facility have been capitalized and are netted against the PhaRMA Notes and Senior Credit Facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the PhaRMA Notes and the Senior Credit Facility using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $219 and $116 for each of the three months ended September 30, 2017 and 2016, respectively, and $658 and $335 for each of the nine months ended September 30, 2017 and 2016, respectively.

Lease Financing Obligation

Based on the terms of the lease agreement for the research facility in Birmingham, Alabama, the Company had construction period risks during the construction period and the Company was deemed the owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded an asset of $1,589 at December 31, 2015, representing the Company’s leased portion of the building and recorded a corresponding liability. Upon completion of leasehold improvement construction, which ended in 2016, the Company did not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease is accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease of 20.5 years, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease or construction in process. Interest expense for the three months ended September 30, 2017 and 2016 includes $82 and $86, respectively, and for the nine months ended September 30, 2017 and 2016 includes $217 and $300, respectively, related to the lease financing obligation.

At each of September 30, 2017 and December 31, 2016, the lease financing obligation balance was $2,704 and was recorded as a long term liability on the consolidated balance sheets. At September 30, 2017 the remaining future minimum payments under the lease financing obligation are $4,444.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the nine months ended September 30, 2017 and 2016 resulted in losses of $1,858 and $7,372, respectively. Mark to market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. In addition, the Company realized currency exchange gains of $966 and $811 during the first nine months of 2017 and 2016, respectively, associated with the exercise of a U.S. dollar/Japanese yen currency option under the Currency Hedge Agreement. The Company is also required to post collateral in connection with the mark to market adjustments based on thresholds defined in the Currency Hedge Agreement. As of September 30, 2017 and December 31, 2016, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended September 30, 2017 and 2016 does not include 1,996 and 1,291, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2017 and 2016 does not include 2,519 and 1,190, respectively, of such potential common shares, as their impact would be anti-dilutive.

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

Other than royalty revenues, the Company’s primary source of revenue that has an underlying cash flow stream is the reimbursement of galidesivir (formerly BCX4430) development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS. The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its galidesivir program. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion (as with the June 30, 2014 BARDA/HHS peramivir development contract) or termination of the NIAID/HHS and BARDA/HHS galidesivir contracts could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. The Company recognizes royalty revenue from the net sales of RAPIACTA by Shionogi; however, the underlying cash flow from these royalty payments, except for Japanese government stockpiling sales, goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. Further, the Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in paid in capital. Under ASU 2016-09, these previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2017, the start of the year in which the Company adopted ASU 2016-09. The U.S. federal and state net operating losses and credits recognized as of January 1, 2017 have been offset by a full valuation allowance. As a result, there is no cumulative-effect adjustment to retained earnings as of September 30, 2017. The Company elected not to change its policy on accounting for forfeitures and continues to estimate the total number of awards for which the requisite service period will not be rendered. The Company adopted ASU 2016-09 as of January 1, 2017. Adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective January 1, 2018; however, early adoption is permitted any time after the original effective date, January 1, 2017. Companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company will adopt the standard effective January 1, 2018 and expects to utilize the modified retrospective methodology. The Company is continuing to evaluate the effect that the standard will have on its consolidated financial statements and related disclosures.

Note 2 — Stock-Based Compensation

As of September 30, 2017, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in April 2017 and approved by the Company’s stockholders in May 2017. The ESPP was amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $10,307 ($10,107 of expense related to the Incentive Plan and $200 of expense related to the ESPP) was recognized during the first nine months of 2017, while $6,478 ($6,331 of expense related to the Incentive Plan and $147 of expense related to the ESPP) was recognized during the first nine months of 2016.

There was approximately $16,282 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock unit awards granted by the Company as of September 30, 2017. That cost is expected to be recognized as follows: $2,264 during the remainder of 2017, $6,745 in 2018, $4,527 in 2019, $2,395 in 2020 and $351 in 2021. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests. At the time of vesting, compensation expense will be recognized. During the third quarter of 2017, the Company achieved a performance metric under a performance-based option award resulting in 404 options vesting and $3,193 compensation expense recorded as a result of this achievement.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees generally vest 25% each year until fully vested after four years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of September 30, 2017, 75% of the August 2013 grants have vested based upon achievement of three milestones: (1) successful completion of the OPuS-1 clinical trial, for which vesting occurred in the second quarter of 2014, (2) FDA approval of RAPIVAB, for which vesting occurred in the fourth quarter of 2014, and (3) initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers, for which vesting occurred in the second quarter of 2015. As of September 30, 2017, 30% of the December 2014 grants have vested based upon achievement of successful completion of an HAE patient trial with a 2nd generation compound, for which vesting occurred in August 2017. Thus, as of September 30, 2017, 25% of the August 2013 performance-based grants and 70% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2016	2,273	12,095	$6.55
Plan amendment	1,000	—	—
Restricted stock unit awards granted	(16)	—	—
Restricted stock unit awards cancelled	3	—	—
Stock option awards granted	(2,591)	2,591	5.49
Stock option awards exercised	—	(422)	3.49
Stock option awards cancelled	912	(912)	10.22

Balance September 30, 2017	1,581	13,352	$6.19

For stock option awards granted under the Incentive Plan during the first nine months of 2017 and 2016, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first nine months of 2017 and 2016 was $3.74 and $2.17, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first nine months of 2017 and 2016. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2017	2016
Expected Life in Years	5.5	5.5
Expected Volatility	82.0%	82.0%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	1.9%	1.4%

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 330 shares remain available for purchase at September 30, 2017. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 91 shares during the first nine months of 2017 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of September 30, 2017, a total of $20,574 has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including the amendments thereto, are to file IND applications for intravenous (“i.v.”) and intramuscular (“i.m.”) galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, including Ebola virus disease, and to conduct an initial Phase 1 human clinical trial. As of September 30, 2017, the total NIAID/HHS contract amount to advance the program through the completion of the Phase 1 clinical program is $39,477. As of September 30, 2017, all options have been exercised under this contract.

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

Under the terms of the SUL Agreement, the Company is responsible for fulfilling all post-marketing commitments in connection with the FDA's approval of the NDA, and upon fulfillment will transfer ownership of and financial responsibility for the NDA to SUL. Pursuant to potential rights to sell RAPIVAB in the EU, the Company is also responsible for regulatory filings and interactions with the European Medicines Agency ("EMA") until marketing approval for RAPIVAB is obtained and assigned to SUL. In accordance with the SUL Agreement, the Company and SUL formed a joint steering committee, composed of an equal number of representatives from each party, to oversee, review and coordinate the conduct and progress of the commercialization of RAPIVAB in the Territory and any additional development.

Under the terms of the SUL Agreement, the Company received an upfront payment of $33,740, has received $7,000 of milestone payments and may receive an additional $5,000 milestone payment related to the successful marketing approval by the EMA for an adult indication in the EU. The Company is also entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, the Company receives tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 - June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the SUL Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the SUL Agreement. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from SUL.

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

On September 1, 2014, Royalty Sub was unable to pay the full amount of interest payable to avoid an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of September 30, 2017, the PhaRMA Notes remain in default.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of September 30, 2017, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments for the nine months ended September 30, 2017 and 2016 resulted in losses of $1,858 and $7,372, respectively. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of September 30, 2017 and December 31, 2016, no collateral was posted under the Currency Hedge Agreement. The Company will not be required to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of September 30, 2017, the maximum amount of hedge collateral the Company may be required to post is $5,850.

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

As of September 30, 2017, the Company had borrowings of $23,000 under the Senior Credit Facility bearing an interest rate of 9.2%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. Scheduled principal repayments of the Senior Credit Facility are as follows:

Principal Payments
2017	$—
2018	6,900
2019	6,900
2020	6,900
2021	2,300

Total	$23,000

The debt agreement contains two provisions that if deemed probable would create the recognition of an embedded feature; however, we do not believe either provision is probable.

Note 6 — Stockholders’ Equity

On March 3, 2015, the Company filed a $150,000 shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”). This shelf registration statement became effective upon filing and allows the Company to sell securities, including common stock, preferred stock, depository shares, stock purchase contracts, warrants and units, from time to time at prices and on terms to be determined at the time of sale. On February 26, 2016, the Company filed a post-effective amendment to this registration statement, which allowed for its use by the Company when declared effective by the SEC’s staff on April 18, 2016.

In March 2017, the Company completed a public offering of 6,061 shares of its common stock at a price of $8.50 per share, which included the underwriters’ overallotment option to purchase additional shares. Net proceeds were approximately $47,750 after deducting underwriting discounts and offering expenses.

In September 2017, the Company completed a public offering of 17,864 shares of its common stock at a price of $5.15 per share, which included the underwriters’ overallotment option to purchase additional shares. Net proceeds were approximately $85,750 after deducting underwriting discounts and offering expenses.

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

Our revenues are difficult to predict and depend on numerous factors, including the prevalence and severity of influenza in regions for which peramivir has received regulatory approval, seasonality of influenza, effort and resources dedicated to peramivir’s commercialization, ongoing discussions with government agencies regarding future peramivir and/or galidesivir development and stockpiling procurement, as well as entering into, or modifying, licensing agreements for our product candidates. Furthermore, revenues related to our collaborative development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

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

Recent Corporate Highlights

RAPIVAB/RAPIACTA/PERAMIFLU (peramivir injection)

Peramivir (i.e., product sold or marketed under the RAPIVAB, RAPIACTA, and PERAMIFLU trade names) is approved for commercial sale in the United States, Canada, Japan, Taiwan and Korea and has a pending Marketing Authorization Application (MAA) under review for treatment of symptoms typical of influenza in adults 18 years and older in all 28 states of the European Union, Norway and Iceland. In September 2017, the FDA approved a sNDA for RAPIVAB extending its availability for the treatment of acute uncomplicated influenza to pediatric patients two years and older.

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

BCX7353

In August 2016, we announced that we had dosed the first subject in the APeX-1 clinical trial of BCX7353 for the prevention of attacks in patients with HAE. APeX-1 was a 3-part dose ranging trial designed to evaluate the efficacy, safety, tolerability, pharmacokinetics (“PK”) and pharmacodynamics of orally administered once-daily (“QD”) BCX7353 for 28 days, as a preventative treatment to reduce the frequency of attacks in HAE patients. APEX-1 was conducted in several European countries, Australia and Canada.

On September 5, 2017, we reported final results from our APeX-1 clinical trial in HAE patients. This final interim analysis evaluated data from all patients in Parts 1, 2 and 3 and evaluated doses of BCX7353 62.5 mg (n=7), 125 mg (n=14), 250 mg (n=14) and 350 mg (n=18) QD versus placebo (n=22) for 28 days. The pre-specified per-protocol interim analysis included data on a total of 67 subjects with confirmed Type 1 or Type 2 HAE completing 28 days of treatment. The percentage reductions by treatment group in the mean rate of independently-adjudicated angioedema attacks for the pre-defined effective dosing period (weeks 2 through 4) in BCX7353 treated subjects were: 62.5mg QD, 7% (p=.715); 125 mg QD, 73% (p<0.001); 250 mg QD, 46% (p=0.006) and 350 mg QD, 58% (p<0.001) compared to placebo. In the intent-to-treat (ITT) population, corresponding reductions by treatment group were: 62.5mg QD, 9% (p=0.687); 125 mg QD, 73% (p<0.001); 250 mg QD, 44% (p=0.014) and 350 mg QD, 45% (p=0.007) compared to placebo.

Oral BCX7353 once-daily for 28 days was generally safe and well tolerated in subjects with HAE. No new clinically significant safety findings were seen in Part 3 of the trial. Overall, there was one serious adverse event (“AE”) of moderate gastrointestinal infection that was determined by the investigator not to be drug-related. As previously reported, study drug was discontinued before day 28 in three subjects in the BCX7353 350 mg treatment arm (due to an unrelated pre-existing liver disorder; drug-related gastroenteritis with liver disorder; and drug-related vomiting/abdominal cramps). The most common treatment-emergent AEs in descending order of frequency were the common cold, headache, diarrhea, nausea and abdominal pain. Gastrointestinal AEs were infrequent at the 125 mg and 62.5 mg dose levels, and there were no clinically significant laboratory abnormalities at these dose levels. The observed efficacy, dose response, PK, safety and tolerability profile of BCX7353 strongly support its advancement into Phase 3 development. Going forward, we have changed our nomenclature to a standardized “base” content reference rather than the total “salt” weight of the compound. This change in referencing nomenclature results in the previously described dose of 125 mg (“salt” reference) to be referred to as a 110 mg dose (“base” reference) in the future. This change reflects only the referencing terminology rather than a change in the dose of the compound.

In the fourth quarter of 2017, we completed regulatory interactions with the FDA and EMA and reached agreement on the Phase 3 program requirements to support NDA and MAA submissions for prophylactic treatment of HAE with BCX7353. Based upon this agreement, we expect to begin the remaining significant aspects of the program in the first quarter of 2018. Accordingly, we will initiate a 24-week randomized, double-blind, placebo-controlled Phase 3 clinical trial studying two doses of BCX7353 (“APeX-2”). Patients will roll-over into a 24 week safety extension. Separately, we will initiate a long-term safety trial (“APeX-S”), which will enroll at least 160 patients who will be randomized to the two doses of BCX7353 included in APeX-2. Subjects will remain on study-drug for 48 weeks. In the fourth quarter of 2017, we received orphan drug status for BCX7353.

On August 2, 2017, we announced the dosing of the first subject into ZENITH-1, a clinical trial studying up to three dosage strengths of a liquid formulation of BCX7353 given as a single oral dose for the acute treatment of angioedema attacks in patients with HAE. ZENITH-1 is a randomized, double-blind, placebo-controlled, adaptive dose-ranging trial of the efficacy, safety and tolerability of BCX7353 for treatment of acute angioedema attacks, and will enroll up to 60 subjects with HAE. Blinded study drug will be dosed as an oral liquid after onset of symptoms, for up to 3 attacks in each subject, with each subject receiving both BCX7353 (for 2 attacks) and placebo (for one attack) in a randomized sequence. The trial is structured with up to 3 consecutive cohorts testing single doses of 750 mg (from 12 to 36 subjects), 500 mg (up to 12 subjects) and 250 mg (up to 12 subjects), starting with 750 mg. Efficacy assessments include patient-reported composite visual analogue scale (“VAS”) scores, patient global assessment, change in symptoms, and use of rescue medication. Treatment effect will be assessed on accumulating results, beginning after 12 subjects have completed study in the first cohort (750 mg), by comparing the proportion of BCX7353-treated and placebo-treated attacks which have a stable or improved composite VAS at 4 hours post dose. Once a treatment effect is demonstrated, enrollment at the 500 mg dose level will commence. If treatment effect at the 500 mg dose level is similar to 750 mg dose level, the 250 mg dose cohort will be enrolled.

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

Galidesivir

After discussions with the FDA, NIAID and BARDA, we have delayed the initiation of the galidesivir i.v. Phase 1 clinical trial. Based upon ongoing conversations, we expect the next step in galidesivir’s development will be to obtain agreement from the FDA on the nonclinical efficacy program before finalizing the Phase 1 clinical trial protocol design. Until these additional non-clinical studies are initiated or until additional funding is authorized, development activity under our existing U.S. Government contracts will continue to be restrained.

Results of Operations (three months ended September 30, 2017 compared to the three months ended September 30, 2016)

For the three months ended September 30, 2017, total revenues were $8.8 million as compared to $7.8 million for the three months ended September 30, 2016. The increase in revenue in the third quarter of 2017, as compared to 2016, resulted primarily from a $5.0 million milestone payment associated with the FDA approval of a sNDA for RAPIVAB extending its availability for the treatment of acute uncomplicated influenza to pediatric patients two years and older and the recognition of $1.5 million of peramivir product sales to Green Cross. These increases were partially offset by a $3.1 million decrease in RAPIACTA royalties primarily due to lower government stockpiling sales by Shionogi.

Revenues in the third quarter of 2017 included $1.5 million of peramivir product sales to Green Cross, $0.4 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $1.5 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts and $5.3 million associated with milestone revenue and collaborative revenue amortization from other corporate partnerships. Revenues in the third quarter of 2016 included $3.5 million of royalty revenue from Shionogi and Green Cross associated with sales of peramivir in the Japan, Korea and Taiwan, $3.8 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir, and $0.4 million associated with collaborative revenue amortization from other corporate partnerships.

Research and development (“R&D”) expenses increased to $17.5 million for the third quarter of 2017 from $14.1 million in 2016. The increase in 2017 R&D expenses, as compared to 2016, was due primarily to increased spending on the Company’s HAE portfolio, including the achievement of a performance-based stock option grant related to the successful completion of the APeX-1 clinical trial. These increases were partially offset by a decrease in the Company’s galidesivir expense under U.S. Government development contracts.

General and administrative (“G&A”) expenses for the third quarter of 2017 increased to $3.3 million compared to $2.8 million in the third quarter of 2016. The increase was primarily due to the achievement of a performance-based stock option grant related to the successful completion of the APeX-1 clinical trial.

Interest expense increased to $2.1 million in the third quarter of 2017 as compared to $1.5 million in 2016 primarily due to our execution of a $23.0 million Senior Credit Facility in September 2016.

A mark-to-market gain of $0.1 million was also recognized in the third quarter of 2017 related to our foreign currency hedge, compared to a mark-to-market loss of $0.9 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods.

Results of Operations (nine months ended September 30, 2017 compared to the nine months ended September 30, 2016)

For the nine months ended September 30, 2017, total revenues were $21.3 million as compared to $17.4 million for the nine months ended September 30, 2016. The increase in 2017 revenue was primarily due to $7.0 million of milestone payments from Seqirus associated with the Canadian regulatory approval and the pediatric sNDA approval of RAPIVAB®, and a $1.2 million increase in royalty revenue from Shionogi & Co. Ltd., Green Cross Corporation and Seqirus. The increase in royalty revenue was largely the result of continued Japanese Government stockpiling of RAPIACTA®. Future government stockpiling orders are difficult to predict, as they are subject to the relevant appropriation and stockpiling processes. These revenue increases were partially offset by a decrease in collaboration revenue under U.S. Government development contracts.

Revenues in the first nine months of 2017 included $1.5 million of peramivir product sales to Green Cross, $7.3 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $4.3 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts and $8.2 million associated with milestone revenue and collaborative revenue amortization from other corporate partnerships. Revenues in the first nine months of 2016 included $6.0 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan, Korea and Taiwan, $6.9 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir, $2.9 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of RAPIVAB and $1.5 million associated with collaborative revenue amortization from other corporate partnerships.

R&D expenses increased to $50.0 million for the first nine months of 2017 from $48.9 million in 2016. The increase in 2017 R&D expenses, as compared to 2016, was primarily due increased spending on the Company’s HAE portfolio, including the achievement of a performance-based stock option grant related to the successful completion of the APeX-1 clinical trial, as well as increased spending on the Company’s discovery programs. These increases were partially offset by a decrease in galidesivir expenses under U.S. Government development contracts.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
R&D expenses by program:
Avoralstat	$—	$1,377	$320	$13,011
BCX7353	10,173	5,671	29,913	15,168
2nd generation kallikrein inhibitors	121	141	996	1,139
Galidesivir	1,173	3,462	3,466	7,213
Peramivir	1,005	1,017	3,911	4,679
Other research, preclinical and development costs	5,037	2,437	11,432	7,640

Total R&D expenses	$17,509	$14,105	$50,038	$48,850

G&A expenses for the first nine months of 2017 increased to $9.2 million compared to $8.7 million of in the first nine months of 2016. The increase was primarily due to the achievement of a performance-based stock option grant related to the successful completion of the APeX-1 clinical trial.

Interest expense, which is primarily related to the non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011 and borrowings under the Senior Credit Facility, was $6.3 million in the first nine months of 2017, compared to $4.4 million in the first nine months of 2016.

A mark-to-market loss of $1.9 million was recognized in the first nine months of 2017 related to our foreign currency hedge, compared to a mark-to-market loss of $7.4 million in the same period in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized a currency exchange gain of $1.0 million and $0.8 million, respectively, in the first nine months of 2017 and 2016 related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2017 operating expenses to exceed our 2017 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; and to a lesser extent, the PhaRMA Notes and the Senior Credit Facility financings. To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS galidesivir development contract totaling $39.5 million, which is ongoing, and a BARDA/HHS galidesivir development contract totaling $39.1 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS galidesivir funding obligated under awarded options is $39.5 million and $20.6 million, respectively. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of September 30, 2017, we had net working capital of $106.1 million, an increase of approximately $93.5 million from $12.6 million at December 31, 2016. The increase in working capital was principally due to $133.5 million of proceeds from our March 2017 and September 2017 public offerings of common stock, partially offset by our normal operating expenses associated with the development of our product candidates. Our principal sources of liquidity at September 30, 2017 were approximately $117.8 million in cash and cash equivalents, approximately $48.4 million in investments considered available-for-sale, and approximately $2.0 million in U.S. Government receivables. We anticipate our cash and investments will fund our operations at least through the third quarter of 2019.

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

With the funds available at September 30, 2017, we believe these resources will be sufficient to fund our operations at least through the third quarter of 2019. We have sustained operating losses for the majority of our corporate history and expect that our 2017 expenses will exceed our 2017 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Our liquidity needs will be largely determined by the success of operations in regards to the progression of our product candidates in the future. We also may consider other plans to fund operations beyond the third quarter of 2019 including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which the we would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events and our decisions in the future.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	our ability to perform under our government contracts and receive reimbursement, and receive stockpiling procurement contracts;

•	the magnitude of work under our government contracts;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing or securing additional collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain product candidates or a decision to build or expand internal development and commercial capabilities;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and develop product candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our product candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development and commercialization of our product candidates;

•	the scope of manufacturing of our drug substance and product candidates required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	post-approval commitments for RAPIVAB and other products that receive regulatory approval; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

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

Financial Outlook for 2017

Based upon our development plans, expected operations and our awarded government contracts, we expect 2017 operating cash usage to be in the upper half of our previously disclosed range of $30 to $50 million, and expect our total 2017 operating expenses to be in the upper half of our previously disclosed range of $53 to $73 million. Our operating expense range excludes equity-based compensation expense due to the difficulty in accurately projecting this expense as it is significantly impacted by the volatility and price of the Company’s stock, as well as vesting of the Company’s outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of September 30, 2017, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

During the first nine months of 2017, we received a $2.0 million milestone payment related to the approval of RAPIVAB by Health Canada and a $5.0 million milestone payment associated with the FDA approval of a sNDA for RAPIVAB extending its availability for the treatment of acute uncomplicated influenza to pediatric patients two years and older. We evaluated each event based payment under the provisions of ASU 2010-17, Milestone Method of Revenue Recognition, and determined that each event based payment met the criteria to be considered substantive and represents a milestone under the milestone method of accounting. Under the terms of the SUL Agreement, we may receive an additional $5.0 million payment related to the successful marketing approval by the EMA for an adult indication in the EU. No event-based payments were achieved during the first nine months of 2016.

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

Currency Hedge Agreement

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2018 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of September 30, 2017, the maximum amount of hedge collateral we may be required to post is $5.9 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). We are also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of September 30, 2017, no collateral was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the preclinical development, clinical development, commercialization, or post-marketing studies of our product candidates and products, including our HAE program, peramivir, galidesivir, and early stage discovery programs;

•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir;

•	the potential for government stockpiling orders of peramivir, additional regulatory approvals of peramivir or milestones, royalties or profit from sales of peramivir by us or our partners;

•	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our product candidates;

•	plans, programs, progress and potential success of our collaborations, including SUL for peramivir, Mundipharma for forodesine and Shionogi and Green Cross for peramivir in their territories;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes;

•	the Currency Hedge Agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;

•	our ability to continue as a going concern;

•	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;

•	our ability to raise additional capital to fund our operations or repay our recourse debt obligations;

•	our ability to comply with the covenants as set forth in the agreements governing our debt obligations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Senior Credit Facility. The interest rate applicable to our borrowings under the PhaRMA Notes is fixed at 14% and the Senior Credit Facility bears a floating interest rate based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that we are required to make on the Senior Credit Facility. As of September 30, 2017, our Senior Credit Facility had an interest rate of 9.2%.

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

Item 4.     Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

An investment in our stock involves risks. You should carefully read this entire report and consider the following uncertainties and risks, which may adversely affect our business, financial condition, liquidity, prospects or results of operations, along with all of the other information included in our other filings with the Securities and Exchange Commission, before deciding to buy our common stock.

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

Clinical trials are lengthy and expensive. We or our partners incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet we cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrollment. Lack of adequate drug supply or delays in patient enrollment, including for APeX-2, APeX-S and ZENITH-1, can result in increased costs and longer development times. Even if we or our partners successfully complete clinical trials for our product candidates, we or our partners might not file the required regulatory submissions in a timely manner and may not receive regulatory approval for the product candidates.

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

We are performing research on or developing products for the treatment of several rare disorders, including HAE, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we are developing and plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with the current neuraminidase inhibitors marketed by GSK and Roche for influenza; CINRYZE® , KALBITOR® and FIRAZYR®, marketed by Shire Pharmaceuticals, Inc. (“Shire”) for HAE; BERINERT® and HAEGARDA® marketed by CSL for HAE; and RUCONEST® marketed by Pharming Healthcare, Inc. (“Pharming”) for HAE.

Further, several pharmaceutical and biotechnology firms have announced efforts in HAE and in other therapeutic areas where we have discovery and development efforts ongoing. Notably, prophylactic treatment for HAE is becoming increasingly competitive with the recent approval of CSL’s HAEGARDA, Shire’s positive Phase 3 data for the monoclonal antibody, lanadelumab, and Pharming’s completion of a Phase 2 HAE prophylaxis trial for RUCONEST. Additionally, Kalvista Pharmaceuticals, Inc. (KVD818) and Attune Pharmaceuticals, Inc. (ATN-249) have oral candidates for HAE prophylaxis in Phase 1 development. Therapeutic products with potentially promising data to treat Ebola include Mapp Biopharmaceutical, Inc.’s ZMapp (antibody-based) and Gilead Sciences, Inc.’s product currently under development (small molecule), both of which have been used in Ebola infected patients. Shionogi also recently announced positive Phase 3 data for S033188, an oral treatment for influenza. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time. Additional funding, whether through additional sales of securities, additional borrowings, or collaborative arrangements with partners, including governmental agencies in general and from any BARDA/HHS or NIAID/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under our September 23, 2016 Senior Credit Facility with an affiliate of MidCap Financial Services, LLC, as administrative agent (the “Senior Credit Facility”). In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

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

Our liquidity needs will be largely determined by the success of operations in regards to the progression of our product candidates in the future. Our plans to alleviate the doubt regarding our ability to continue as a going concern primarily include our ability to control the timing and spending on our research and development programs and raising additional funds through equity financings.  We also may consider other plans to fund operations including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which the we would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure.

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

We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. There is still significant uncertainty with respect to the impact that the current presidential administration and the U.S. Congress may have on the PPACA, if any, and any changes will likely take time to unfold. As such, we cannot predict what effect the PPACA or other healthcare reform initiatives that may be adopted in the future will have on our business.

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

We may be involved in lawsuits to protect or enforce our patents, the patents of our partners or our other intellectual property rights, which could be expensive, time consuming and unsuccessful ..

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

We are subject to litigation, which could result in losses or unexpected expenditure of time and resources.

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

If the use or misuse of peramivir, forodesine or any other regulatory body-approved products we or a partner may sell in the future harms people, we may be subject to costly and damaging product liability claims brought against us by consumers, healthcare providers, pharmaceutical companies, third-party payors or others. The use of our product candidates in clinical trials, including post marketing clinical studies, could also expose us to product liability claims. We cannot predict all of the possible harms or side effects that may result from the use of our products or the testing of product candidates and, therefore, the amount of insurance coverage we currently have may not be adequate to cover all liabilities or defense costs we might incur. A product liability claim or series of claims brought against us could give rise to a substantial liability that could exceed our resources. Even if claims are not successful, the costs of defending such claims and potential adverse publicity could be harmful to our business.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2017, the 52-week range of the market price of our stock was from $2.82 to $9.25 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of October 31, 2017, there were 98,404,761 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of October 31, 2017, there were 13,530,572 stock options and restricted stock units outstanding, 1,606,959 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 330,270 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

In March 2017, we entered into a Registration Rights Agreement with entities affiliated with Baker Bros. Advisors LP (the “Baker Entities”) to provide that, if requested, we will register the shares of our common stock beneficially owned by the Baker Entities for resale under the Securities Act. Our registration obligations pursuant to the Registration Rights Agreement cover all shares then held or thereafter acquired by the Baker Entities, for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. On May 10, 2017, we filed a registration statement on Form S-3 with respect to 11,710,951 shares of common stock held by the Baker Entities. If the Baker Entities, by exercising their underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock.

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

In addition, our certificate of incorporation provides for staggered terms for the members of the board of directors and supermajority approval of the removal of any member of the board of directors and prevents our stockholders from acting by written consent or from calling special meetings of stockholders. Our certificate also requires supermajority approval of any amendment of these provisions. These provisions and other provisions of our by-laws and of Delaware law applicable to us could delay or make more difficult a merger, tender offer or proxy contest involving us.

We have never paid dividends on our common stock and do not anticipate doing so in the foreseeable future.

We have never paid cash dividends on our stock. We currently intend to retain all future earnings, if any, for use in the operation of our business. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Item 6.     Exhibits

INDEX TO EXHIBITS

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 8, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 8, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

(10.1)	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated September 20, 2017.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

_______________________

( )	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of November, 2017.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

