Form 10-K
period 2017-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2018-03-12
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

Form 10-K

________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by a check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The Registrant estimates that the aggregate market value of the Common Stock on June 30, 2017 (based upon the closing price shown on the NASDAQ Global Select Market on June 30, 2017) held by non-affiliates was $440,626,219.

The number of shares of Common Stock, par value $.01, of the Registrant outstanding as of January 31, 2018 was 98,606,110 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2018 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 under Part III hereof or, in the event the Registrant does not prepare and file such Proxy Statement, such information shall be filed as an amendment to this Form 10-K.

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

This Annual Report on Form 10-K also contains statements about our proposed strategic combination with Idera Pharmaceuticals, Inc. Many risks and uncertainties could cause actual results to differ materially from these forward-looking statements with respect to the pending transaction, and these risks, as well as other risks associated with the pending transaction, are more fully disclosed in the joint proxy statement/prospectus that is included in the registration statement on Form S-4 (File No. 333-223255) that was filed with the U.S. Securities and Exchange Commission in connection with the pending transaction.

Agreement and Plan of Merger

As further described in Note 13 to the financial statements, which includes the definitions of certain terms used below, on January 21, 2018, we entered into an Agreement and Plan of Merger, or the “Merger Agreement”, with Idera Pharmaceuticals, Inc. (“Idera”), Nautilus Holdco, Inc. (“Holdco”), Island Merger Sub, Inc. (“Merger Sub A”) and Boat Merger Sub, Inc. (“Merger Sub B”). Pursuant to the Merger Agreement, Idera will merge into Island Merger Sub, Inc. and BioCryst will merge into Boat Merger Sub, Inc. and each of Idera and BioCryst will survive the merger as wholly owned subsidiaries of Holdco. Upon completion of the mergers described therein (the “Mergers”), each issued and outstanding share of Idera common stock will be converted into the right to receive 0.20 shares of Holdco common stock (the "Idera exchange ratio"), and each issued and outstanding share of BioCryst common stock will be converted into the right to receive 0.50 shares of Holdco common stock (the "BioCryst exchange ratio" and together with the Idera exchange ratio, the "exchange ratios"). The exchange ratios will not be adjusted for changes in the market price of either BioCryst common stock or Idera common stock between the date of signing of the Merger Agreement and completion of the Mergers. Upon completion of the Mergers, each issued and outstanding share of Idera preferred stock (with certain exceptions) will be converted into the right to receive an amount of Holdco common stock based on its liquidation preference. On a pro forma, fully diluted basis, giving effect to all dilutive stock options, units and warrants, BioCryst stockholders will own 51.6% of the stock of the combined company and Idera stockholders will own 48.4%. The stock issuance in the Merger is expected to be tax-free to stockholders.

The Merger Agreement has been unanimously approved by the boards of directors of both companies. The transaction is subject to approval by the stockholders of both companies and satisfaction of customary closing conditions. Affiliates of Baker Bros. Advisors, LP ("Baker Brothers"), which, at the time of signing the Merger Agreement was the beneficial owner of approximately 14% of issued and outstanding BioCryst common stock and approximately 9% of issued and outstanding Idera common stock, have agreed, among other things, to vote their shares of BioCryst common stock and Idera common stock in favor of the proposal to adopt the Merger Agreement at each of the BioCryst special meeting and Idera special meeting. The combined company, which will be renamed post-closing, will be headquartered in Exton, PA, at the current Idera headquarters, with a consolidated research center in Birmingham, AL, at the current BioCryst facility.

On March 6, 2018, a purported stockholder of BioCryst filed a putative class action lawsuit against BioCryst, the BioCryst board of directors, Idera, Holdco, Merger Sub A and Merger Sub B in the United States District Court for the District of Delaware, captioned Melvyn Klein v. BioCryst Pharmaceuticals, Inc., et al., Case No. 1:18-cv-00358-UNA. The complaint alleges that the defendants violated Sections 14(a) and 20(a) of the Exchange Act because the preliminary Form S-4 filed with the Securities and Exchange Commission allegedly contains material omissions and misstatements. The complaint seeks, among other things, injunctive relief preventing the consummation of the Mergers until additional disclosures are made, and damages. BioCryst believes that the action is without merit.

The transaction is expected to be completed during the second quarter of 2018. However, we have prepared this Annual Report on Form 10-K and the forward-looking statements contained in this Annual Report on Form 10-K as an independent company without giving effect to the Mergers.

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

Drug/Drug Candidate	Drug Class	Therapeutic Area(s)	Phase	Rights
RAPIVAB® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Acute uncomplicated Influenza	Approved (US & Canada)	Seqirus (worldwide, except Japan, Korea, Taiwan and Israel) BioCryst retains full U.S. Government stockpiling rights

ALPIVABTM (peramivir injection)	Intravenous Neuraminidase Inhibitor	Acute uncomplicated Influenza	MAA filed and being reviewed by the EMA	Seqirus (worldwide, except Japan, Korea, Taiwan and Israel)

RAPIACTA® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal influenza	Approved (Japan & Taiwan)	Shionogi (Japan & Taiwan)

PERAMIFLU® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal influenza	Approved (Korea)	Green Cross (Korea)

BCX7353	Oral Serine Protease Inhibitor Targeting Plasma Kallikrein (intended to be a once-daily treatment)	Hereditary Angioedema (HAE)	Phase 3	BioCryst (worldwide)

Second Generation Kallikrein Inhibitors	Oral Serine Protease Inhibitors Targeting Plasma Kallikrein	HAE and other indications	Preclinical	BioCryst (worldwide)

BCX9250 BCX9499	Activin Receptor-Like Kinase-2 Inhibitors	Fibrodysplasia Ossificans Progressiva (FOP)	Preclinical	BioCryst (worldwide)

Lead Candidate	New Molecular Entity	Undisclosed	Preclinical	BioCryst (worldwide)

Galidesivir (formerly BCX4430)	RNA dependent-RNA Polymerase Inhibitor	Broad spectrum antiviral for 20 RNA viruses, including Ebola, Marburg, and Zika	Phase 1	BioCryst (worldwide)

Mundesine® (forodesine)	Oral Purine Nucleoside Phosphorylase Inhibitor	Oncology- PTCL	Approved (Japan)	Mundipharma (worldwide)

Business Strategy

Our business strategy is to create shareholder value by focusing our discovery and development efforts on oral drugs for rare diseases for which a significant unmet medical need exists. We select disease targets and product candidates in which a small molecule would offer a significant benefit over existing products or would be the first to market. We strive to advance our product candidate portfolio from discovery to commercial markets efficiently by utilizing a small group of talented and highly-skilled employees working in conjunction with strategic outsource partners. BioCryst is unique in its approach to treat orphan diseases with orally-administered, small molecules utilizing crystallography and structure-guided drug design. The principal elements of our strategy are:

•	Focusing on High Value-Added Structure-Guided Drug Design Technologies. We utilize structure-guided drug design in order to most efficiently develop new therapeutic candidates. Structure-guided drug design is a process by which we design a product candidate through detailed analysis of the enzyme target, which the product candidate must inhibit in order to stop the progression of the disease or disorder. We believe that structure-guided drug design is a powerful tool for the efficient development of small-molecule product candidates that have the potential to be safe and effective. Our structure-guided drug design technologies typically allow us to design and synthesize multiple product candidates that inhibit the same enzyme target, with the goal of establishing broad patent protection and formulating compounds with competitive advantages.

•	Selecting Inhibitors that are Promising Product Candidates. We start by selecting disease targets with well-understood biology and characteristics that fit with our ability to utilize structure-guided drug design capabilities to build potent and specific enzyme inhibitors. Next, we narrow our selection of these product candidates based on product characteristics, such as initial indications of safety and biologic activity on the target.

•	Developing our Product Candidates Efficiently. An important element of our business strategy is to efficiently progress our product candidates through the development process. In order to accomplish this, we typically strive for disease targets with a defined clinical and regulatory pathway for approval. In addition, we control fixed costs and overhead by outsourcing with strategic partners and contractors or entering into license agreements with third parties, including the U.S. Government. We maintain a streamlined corporate infrastructure that focuses our expertise. By contracting with the U.S. Government and outsourcing certain aspects of our operations, we are able to control overhead costs and focus financial resources directly where they provide the most benefit and reduce our business risk.

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

Peramivir injection (RAPIVAB®, RAPIACTA®, PERAMIFLU®, ALPIVABTM)

Peramivir was most recently approved under a pediatric Supplemental New Drug Application (“sNDA”) in the United States in September 2017, extending its availability for the treatment of acute uncomplicated influenza to pediatric patients 2 years and older. It was approved in Canada in January 2017, and was originally approved in the United States in December 2014. Peramivir is indicated for the treatment of acute uncomplicated influenza in patients who have been symptomatic for no more than two days. Data from over 2,700 subjects treated with peramivir in 27 clinical trials was utilized to support original regulatory approval in these countries. We made RAPIVAB available for commercial sale in the U.S. through agreements with specialty distributorships during the 2014-2015 influenza season. On June 17, 2015, we announced that we licensed peramivir for the treatment of influenza to CSL Limited (“CSL”), a global biopharmaceutical company. Peramivir is being commercialized by a subsidiary of CSL called Seqirus UK Limited (“SUL” or “Seqirus”), which specializes in influenza prevention through the supply of seasonal and pandemic influenza vaccine to global markets. Under the terms of the agreement, SUL obtained worldwide rights to commercialize peramivir,with the exception of Japan, Korea, Taiwan and Israel. We retained all rights to pursue pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL is responsible for government stockpiling outside the U.S. The product is not currently available in Canada. The parties have entered into the formal dispute resolution process under the License Agreement to resolve decisions related to the collaboration. With the out-license of peramivir to SUL, our main activities for RAPIVAB are to obtain a stockpiling procurement contract with the U.S. Government and to continue to fulfill our post-approval development requirements.

In January 2017, we announced that the European Medicines Agency (“EMA”) has accepted the filing of our peramivir injection Marketing Authorization Application (“MAA”) for treatment of symptoms typical of influenza in adults 18 years and older. On February 22, 2018, the Committee for Medicinal Products for Human Use (“CHMP”) adopted a positive opinion for the treatment of uncomplicated influenza in adults and children from the age of 2 years and thereby recommended the granting of a Marketing Authorization for ALPIVABTM. The final EMA decision is expected in the second quarter of 2018. If the MAA is approved, Seqirus will have the ability to commercialize peramivir as ALPIVAB in the European Union for all 28 member states of the European Union, Norway and Iceland.

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

Hereditary Angioedema (“HAE”) Drug Candidates

HAE is a rare, severely debilitating and potentially fatal genetic condition that occurs in approximately 1 in 50,000 people. HAE symptoms include recurrent episodes of edema in various locations, including the hands, feet, face, genitalia and airway. Airway swelling is particularly dangerous and can lead to death by asphyxiation. In addition, patients often have bouts of severe abdominal pain, nausea and vomiting caused by swelling in the intestinal wall. By inhibiting plasma kallikrein, our HAE drug candidates suppress bradykinin production. Bradykinin is the mediator of acute swelling attacks in HAE patients.

BCX7353: BCX7353 is a second generation HAE compound and our lead molecule that is being developed as a once-daily (“QD”) oral therapy for the prevention of HAE attacks (prophylaxis), as well as an acute therapy for HAE attacks. We have recently completed our Phase 2 prophylaxis program (with the completion of APeX-1 and subsequent FDA and EMA regulatory interactions) and are in the process of initiating APeX-2 and APeX-S, a Phase 3 and a long-term safety clinical trial, respectively, required for marketing authorization in the United States and Europe.

On October 27, 2015 The Japanese Ministry of Health Labor & Welfare (“MHLW”) announced that BioCryst’s BCX7353 was one of six products designated under MLHW’s Sakigake fast track review system. The Sakigake designation system promotes research and development in Japan, aiming at early market availability for innovative pharmaceutical products. This designation provides for additional interactions with the regulatory agency in Japan from early development through filing, prioritized development and review, and introduction of the product as soon as possible to address a serious unmet medical need. With the final results of APeX-1 available, we expect to reach agreement with the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”) and the MHLW in the first half of 2018 to determine the regulatory pathway and timeline for BCX7353 in Japan.

APeX-1 Phase 2 Trial in HAE: In August 2016, we announced that we had dosed the first subject in the Phase 2 APeX-1 clinical trial of BCX7353 for the orally administered QD prophylactic treatment of HAE. APeX-1 was a three-part, dose-ranging, randomized, double-blind, placebo-controlled, dose ranging trial to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of BCX7353 as a preventative treatment to eliminate or reduce the frequency of angioedema attacks in HAE patients. APeX-1 was a 28-day trial and was conducted in several European countries, Australia and Canada.

On February 27, 2017, we reported statistically significant and clinically meaningful reductions in attack frequency from our first interim analysis (part 1) of the multi-part APeX-1 clinical trial in HAE patients. On May 25, 2017, we announced positive results from a second interim analysis of our APeX-1 clinical trial. This second interim analysis was a composite of pooled data from Parts 1 and 2 of the clinical trial.

On September 5, 2017, we announced final results from the Phase 2 APeX-1 clinical trial in HAE patients. This final analysis evaluated data from all patients in Parts 1, 2 and 3 of the trial and evaluated four doses of BCX7353 ranging from 62.5 mg up to 350 mg for 28 days. The primary efficacy endpoint of APeX-1 was the number of angioedema attacks. Efficacy analyses were conducted for HAE attacks reported over the entire dosing interval (Days 1 through 28) and during the dosing period in which plasma concentrations of BCX7353 should be at steady-state conditions (Days 8 through 28). Secondary efficacy endpoints included severity and duration of angioedema attacks and measures of health-related quality of life. Safety was characterized through evaluation of adverse events and laboratory testing. Pharmacokinetics and pharmacodynamic effects were assessed through measurement of plasma drug levels and kallikrein inhibition.

Seventy-five subjects were randomized and included in the final analysis of pooled data from Parts 1, 2 and 3: 7 at 62.5 mg, 14 at 125 mg, 14 at 250 mg and 18 at 350 mg of BCX7353 QD; and 22 placebo. The qualifying attack rate was approximately 1/week. Baseline characteristics were generally well balanced across the treatment groups. Compliance with daily study drug dosing for 28 days was excellent (≥ 98% across all treatment groups). Subjects recorded angioedema symptoms in a diary; diary records were reviewed and attacks adjudicated by an independent expert group. The primary endpoint of the trial was the number of HAE attacks. The pre-specified per-protocol final analysis included data on a total of 67 subjects with Type 1 or Type 2 HAE completing > 90% of planned study drug doses. The percentage reductions by treatment group in the mean rate of angioedema attacks for the pre-defined effective dosing period (weeks 2 through 4) in BCX7353 treated subjects are indicated in the table below. Results from a pre-planned analysis of peripheral and abdominal attacks are also shown. Similar results to those shown were seen in the analysis of weeks 1 through 4 and the intent-to-treat population.

		Percentage change in attacks vs. placebo (p-Value) Per protocol population, weeks 2-4 of treatment
	N	All Attacks	Peripheral Attacks	Abdominal Attacks
BCX7353 350 mg	14	-58% (p < 0.001)	-90% (p < 0.001)	-5% (p=0.884)
BCX7353 250 mg	12	-46% (p=0.006)	-66% (p=0.005)	-13% (p=0.700)
BCX7353 125 mg	13	-73% (p < 0.001)	-79% (p < 0.001)	-63% (p=0.048)
BCX7353 62.5 mg	7	-7% (p=0.715)	-25% (p=0.371)	+22% (p=0.578)

The 125 mg dose level showed statistically significant and similar benefit for all attacks, and also when split into abdominal attacks and peripheral attacks. In contrast, at the 250 mg and 350 mg dose levels, there was no statistically significant effect for abdominal attacks, despite strong and statistically significant effects on peripheral attacks. Based on these findings, it is likely that subjects in the 250 mg and 350 mg arms recorded transient drug-related abdominal AEs as HAE attack symptoms in their diary. As expected, the lowest dose tested (62.5 mg QD) showed no statistically significant differences in attack rates (total, or when split into abdominal and peripheral) compared with placebo. The range of doses studied and associated results complete the dose response evaluation required to inform Phase 3 dose selection.

An analysis of the proportion of subjects achieving levels of percent reduction in attacks was also performed; this analysis compared on-study attack rate to qualifying attack rate for each subject. Response levels were defined as reductions of ≥50%, ≥70%, or ≥90%. Results for all dose groups indicated that the dose group with the highest proportion of responders using each definition was the 125 mg group, and was 4 to 5 times greater than the proportion of responders in the placebo group. The proportion of responders in the 62.5 mg group was similar to placebo.

In addition, we performed an exploratory ad hoc analysis of the placebo, 62.5 mg QD and 125 mg QD dose groups to examine the relationship of change in attack rate to dose and the effect of achieving target drug levels. The 125 mg group had a mean change in attack rate of -0.73 per week (improvement from qualifying) compared to -0.07 attacks per week for placebo and -0.24 attacks per week for the 62.5 mg QD dose group. The effect of achieving the target drug level (equivalent to 4 times EC50 against plasma kallikrein) at trough measured at steady state on study day 15 was also explored for subjects randomized to the placebo, 62.5 mg and 125 mg levels. Placebo subjects were assigned a zero drug level value. Subjects were categorized as achieving or not achieving the target level and the proportion of subjects in each of these two categories who had responses of reductions in ≥50%, ≥70%, or ≥90% in attack rate was compared and the odds ratios calculated. The odds for subjects achieving ≥50%, ≥70%, or ≥90% responses if the target drug level was met or exceeded were 5.6, 12.9 and 26.4 times higher respectively than for subjects who did not meet or exceed target drug level.

A significant increase in the proportion of attack-free subjects was observed in the 125 mg QD dose group compared to placebo (46% versus 10%, p= 0.033). Furthermore, a clinically important and statistically significant improvement in patient quality of life total score, measured using the AE-QoL (Quality of Life) instrument, was seen in the 125 mg QD group compared to placebo (p < 0.001). The mean improvement in the 125 mg QD group was more than four times the minimum clinically important difference.

Oral BCX7353 once-daily for 28 days was generally safe and well tolerated in subjects with HAE. No new clinically significant safety findings were seen in Part 3 of the trial from the two earlier component parts of the trial. Overall, there was one serious adverse event of moderate gastrointestinal infection that was determined by the investigator not to be drug-related. Study drug was discontinued before day 28 in three subjects in the BCX7353 350 mg treatment arm (unrelated pre-existing liver disorder; related gastroenteritis with liver disorder; and related vomiting/abdominal cramps). The most common treatment-emergent AEs in descending order of frequency were the common cold, headache, diarrhea, nausea and abdominal pain. Gastrointestinal AEs were infrequent at the 125 mg and 62.5 mg dose levels, and there were no clinically significant laboratory abnormalities at these dose levels, though increases in liver enzymes were observed in several subjects at higher dose levels. Adverse events in the gastrointestinal system organ class were more frequent in the 350 mg QD and 250 mg QD dose groups compared to placebo. Elevated liver enzymes were reported in several subjects, and an analysis of liver enzyme safety tests including alanine aminotransferase (“ALT”) levels showed that of 4 subjects who had elevations of ALT to more than or equal to 3 times the upper limit of normal (“ULN”), all 4 had prior exposure to androgens, 3 were in the 350 mg QD group, 1 was in the 250 mg QD group, and 3 had baseline (prior to study drug administration) elevations in ALT of close to or greater than 3 times the ULN.

Steady state BCX7353 plasma levels and kallikrein inhibition levels were consistent with previous analyses. Steady state trough drug levels (24 hours after dosing) exceeded the proposed target threshold for efficacy of 4 times the 50% effective concentration (EC 50) of 9ng/ml in 0%, 64%, 100% and 100% of subjects at the 62.5 mg, 125 mg, 250 mg and 350 mg dose levels, respectively.

In the fourth quarter of 2017, we completed regulatory interactions with the FDA and EMA and reached agreement on the Phase 3 program requirements to support NDA and MAA submissions for prophylactic treatment of HAE with BCX7353. Based upon this agreement, we began screening patients in the APeX-S and APeX-2 clinical trials, which are the significant aspects of the remaining development program. Accordingly, we have initiated screening for a 24-week randomized, double-blind, placebo-controlled Phase 3 clinical trial studying two doses of BCX7353 (“APeX-2”). Patients will roll-over into a 24 week safety extension. Separately, we announced that we initiated a long-term safety trial (“APeX-S”), which will enroll approximately 160 patients who will be randomized to the two doses of BCX7353 included in APeX-2. Subjects will remain on study-drug for 48 weeks. On February 28, 2018, we announced that we had dosed the first patient in the APeX-S trial. We have received orphan drug status from the FDA for BCX7353.

ZENITH-1 Trial: On August 2, 2017, we announced the dosing of the first subject into ZENITH-1, a clinical trial studying up to three dosage strengths of a liquid formulation of BCX7353 given as a single oral dose for the acute treatment of angioedema attacks in patients with HAE. ZENITH-1 is a randomized, double-blind, placebo-controlled, adaptive dose-ranging trial of the efficacy, safety and tolerability of BCX7353 for treatment of acute angioedema attacks, and will enroll up to 60 subjects with HAE. Blinded study drug is being dosed as an oral liquid after onset of symptoms, for up to 3 attacks in each subject, with each subject receiving both BCX7353 (for 2 attacks) and placebo (for one attack) in a randomized sequence. The trial is structured with up to 3 consecutive cohorts testing single doses of 750 mg (36 subjects), 500 mg (up to 12 subjects) and 250 mg (up to 12 subjects), starting with 750 mg. Efficacy assessments include patient-reported composite visual analogue scale (“VAS”) scores, patient global assessment, change in symptoms, and use of rescue medication. Treatment effect will be assessed by comparing the proportion of BCX7353-treated and placebo-treated attacks that have a stable or improved composite VAS at 4 hours post dose. Enrollment has gone well with the trial thus far, and we have completed enrollment in the 750 mg cohort and have begun enrolling patients in the 500 mg cohort.

Fibrodysplasia Ossificans Progressiva (“FOP”) Drug Candidates

FOP is a very rare disease that affects approximately 1 in 2 million people worldwide. In patients with FOP, minor trauma can result in rapid development of painful inflammatory masses. These progress over several weeks resulting in the replacement of the affected soft tissue by permanent bone masses. There is no cure for this condition, and there are no approved treatments for FOP.

On January 5, 2018, we announced the advancement of a program exploring activin receptor-like kinase-2 (“ALK2”) inhibitors for treatment of FOP. ALK2 enzyme is a part of the normal signaling pathway for bone formation and responds to binding its specific ligands (bone morphogenic proteins, or BMPs), by stimulating normal bone growth and renewal in healthy children and adults. Specific activating mutations of the ALK2 gene are seen in all cases of FOP. An activating mutation in ALK2 is necessary for the disease to occur, making the ALK2 kinase an ideal drug target for treatment of FOP with an ALK2 kinase inhibitor. We have begun an Investigational New Drug Application (“IND”) enabling nonclinical development with our two optimized lead candidates, BCX9250 and BCX9499. BCX9250 and BCX9499 were selected from a number of potential candidates based on potency for the target kinase, selectivity, and safety screening criteria that included industry-standard in vitro panels and in vivo PK and safety studies in laboratory animals. We plan to complete IND-enabling manufacturing and nonclinical safety studies to support Phase 1 trials beginning in 2019, and as early as possible thereafter, clinical trials in patients with FOP.

The goal of the ALK2 inhibitor project at BioCryst is to discover and develop orally administered kinase inhibitor drug candidates that are able to slow or prevent the progressive formation of bone in soft tissues, also known as heterotopic ossification (“HO”). The two lead candidate molecules dramatically reduced HO in an experimental model of ALK2-driven HO in laboratory rats, with up to 89 percent reduction in volume of HO compared to controls.

Other Nondisclosed preclinical program

We have begun IND-enabling nonclinical development with a lead candidate in an undisclosed orphan disease. We are choosing not to disclose the therapeutic area/orphan disease for competitive reasons. We have evaluated a few promising candidates from a larger number of potential candidates based on potency for the target, selectivity, and safety screening criteria that included industry-standard in vitro panels and in vivo PK and safety studies in laboratory animals, and have selected a lead optimized compound to advance into IND-enabling nonclinical development studies. Similar to our FOP program, we plan to complete IND-enabling manufacturing and nonclinical safety studies to support Phase 1 trials beginning in 2019.

Galidesivir (formerly BCX4430)

Galidesivir is a broad-spectrum antiviral (“BSAV”) research program and is currently being developed under contracts with the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”) and the U.S. Department of Health and Human Services (“BARDA/HHS”). The objective of our BSAV program is to develop galidesivir as a broad-spectrum therapeutic for viruses that pose a threat to national health and security. The primary focus of the program is treatment of hemorrhagic fever viruses. NIAID/HHS funding has supported galidesivir’s development as a treatment for Marburg virus and Ebola virus. In March 2014, galidesivir was featured in an online Nature publication depicting successful efficacy results in animal models of infection with Marburg virus and Ebola virus. Galidesivir completely protected cynomolgus macaques from Marburg virus infection when administered by intramuscular (“i.m.”) injection 48 hours post-infection. Post-exposure i.m. administration of galidesivir also protected rodents against Marburg virus and Ebola virus infections. In addition, galidesivir was shown to be active in vitro against a broad range of other RNA viruses. The publication, which reported the protection of non-human primates from filovirus disease by galidesivir, describes efficacy results generated from an ongoing collaboration between scientists in the U.S. Army Medical Research Institute of Infection Diseases (“USAMRIID”) and us. Galidesivir has been shown to be active against more than 20 RNA viruses in nine different families, including filoviruses, togaviruses, bunyaviruses, arenaviruses, paramyxoviruses, coronaviruses and flaviviruses. In animal studies, galidesivir has demonstrated survival benefits against a variety of serious pathogens, including Ebola, Marburg, Yellow Fever and Zika viruses and from exposures to aerosolized Marburg virus, an experimental condition designed to mimic an exposure scenario that could result during a bioterrorist attack.

On December 15, 2014, we announced the dosing of the first subject in a randomized, placebo-controlled Phase 1 clinical trial to evaluate i.m. administration of galidesivir in healthy volunteers. The main goals of this first-in-human study were to evaluate the safety, tolerability and pharmacokinetics of escalating doses of galidesivir administered via i.m. injection in healthy subjects. In part one of the study, subjects received a single dose of galidesivir; in part two of the study, subjects received galidesivir for seven days. There were six single-dose cohorts and four multiple-dose cohorts evaluated, and 91 healthy volunteers participated. In August 2016, we reported the results of this study. Galidesivir administered by i.m. injection was generally safe and well tolerated over the range of doses up to 10 mg/kg, and durations tested (up to 7 days). Fifty subjects received doses of study drug and there were no serious or severe adverse events. The most frequently reported adverse event across all cohorts was injection site pain and there were no clinically significant laboratory abnormalities which occurred at any doses. In addition, co-administration of lidocaine with galidesivir was determined to ameliorate injection site pain without altering the plasma pharmacokinetics profile of galidesivir. From this clinical trial, we determined galidesivir was safe and well tolerated, and that exposure was dose-proportional and supported the continued development of this BSAV drug candidate for serious emerging viral infections.

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

On October 7, 2017, galidesivir nonclinical results from a Zika virus infection model were presented at a scientific session at IDWeek by Dr. James B. Whitney, PhD, Assistant Professor of Medicine, Harvard Medical School, and Principal Investigator in the Center for Virology and Vaccine Research at Beth Israel Deaconess Medical Center in Boston. A total of 74 Rhesus macaques infected with a Puerto Rican ZIKV isolate by various routes were studied, 55 treated with galidesivir and 19 with vehicle. Galidesivir i.m. was started at different times relative to virus challenge in different treatment groups - from 90 minutes to 72 hours after subcutaneous (“SC”) ZIKV challenge, and up to 5 days after intravaginal (“IVAG”) challenge. Efficacy of galidesivir was evaluated over a range of loading and maintenance doses; the highest consisted of a one-day loading dose of 100mg/kg BID followed by a maintenance dose of 25mg/kg BID for nine days. Outcome measures included virology – ZIKV RNA levels in plasma, urine, saliva, and cerebrospinal fluid (“CSF”) – galidesivir pharmacokinetics, cellular and humoral immunologic markers, complete blood counts, and clinical chemistries.

All vehicle-treated control, animals developed high levels of Zika virus in the blood plasma (viremia), and had readily detectable ZIKV RNA in CSF, saliva and urine post-infection. In contrast, all animals treated with galidesivir in the first 24 hours after SC ZIKV challenge did not develop viremia, and were either negative for or had significantly reduced ZIKV RNA in bodily fluids. Animals treated with galidesivir later (up to 72 hours post infection) were partially protected – they had detectable plasma ZIKV RNA, but the onset of viremia was delayed, and its magnitude was significantly reduced compared to controls. Animals infected via the IVAG route were protected by galidesivir treatment when dosing was delayed as late as 5 days after infection, with no viremia and significant reductions in ZIKV RNA in the CSF compared with controls. Galidesivir was well-tolerated and offered significant protection against ZIKV challenge.

After multiple discussions with the FDA, NIAID/HHS, and BARDA/HHS regarding the most appropriate future development path for galidesivir, we will focus our efforts on Marburg virus. While both Ebola and Marburg infections represent significant medical countermeasure (“MCM”) emergencies or threats to the United States, we have concluded the greatest unmet medical need is now to develop a MCM to address the threat of Marburg infection. Accordingly, we plan to open an IND for galidesivir i.v. for post-exposure prophylaxis and treatment of Marburg infection.

Mundesine (forodesine)

Mundesine is a Purine Nucleoside Phosphorylase (“PNP”) inhibitor developed by Mundipharma as a treatment for cancer under a world-wide license agreement. PNP is a purine salvage pathway enzyme. High doses of PNP inhibitors could be useful in the treatment of hematological malignancies. Mundipharma has received orphan drug status for Mundesine, and following its successful completion of a Phase 2 pivotal study in recurrent/refractory peripheral T-cell lymphoma (“PTCL”) patients in Japan it was approved in April 2017 by the MHLW in Japan as Mundesine. We are currently receiving royalties on Mundesine.

On November 11, 2011, we entered into an Amended and Restated License and Development Agreement (the “Amended and Restated Agreement”) with Mundipharma, amending and restating the February 1, 2006 exclusive, royalty-bearing Development and License Agreement for the development and commercialization of Mundesine for use in the field of oncology. Under the terms of the Amended and Restated Agreement, Mundipharma obtained worldwide rights to Mundesine, so Mundipharma controls the worldwide development and commercialization of Mundesine and assumes all future development and commercialization costs.

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

On March 31, 2015, we announced that BARDA/HHS awarded us a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract has a potential value of $39.1 million if all contract options are exercised. As of December 31, 2017, a total of $20.6 million has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with us for the development of galidesivir as a treatment for Marburg, and subsequently, Ebola virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to us. All options under this contract have been awarded and the total contract value is $39.5 million. The goals of this contract, including amendments, are to file IND applications for i.v. and i.m. galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever viruses, to study galidesivir as a treatment for Ebola virus disease, and to conduct a Phase 1 human clinical trials.

The contracts with BARDA/HHS and NIAID/HHS are cost-plus-fixed-fee contracts. That is, we are entitled to receive reimbursement for all costs incurred in accordance with the contracts provisions that are related to the development of galidesivir plus a fixed fee, or profit. BARDA/HHS and NIAID/HHS will make periodic assessments of progress and the continuation of the contract is based on our performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate these contracts. These contracts are also terminable by the government at any time for breach or without cause.

Seqirus UK Limited. On June 16, 2015, we and SUL, a limited company organized under the laws of the United Kingdom and a subsidiary of CSL, a company organized under the laws of Australia, entered into a License Agreement (the “SUL Agreement”) granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize peramivir for the treatment of influenza except for the rights to conduct such activities in Israel, Japan, Korea and Taiwan (the permitted geographies together constituting the “Territory”). Peramivir is an intravenous treatment for acute uncomplicated influenza and is currently approved for use in the United States, Canada, Japan, Taiwan and Korea. RAPIVAB is the first and only intravenous influenza treatment in the world and was originally approved by the U.S. Food and Drug Administration in December 2014 for the treatment of acute uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days. We retain all rights and associated economics to procure pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL has the right to pursue government stockpiling outside the U.S.

Pursuant to the SUL Agreement, peramivir is being commercialized by CSL's subsidiary, SUL, which specializes in influenza prevention through the supply of seasonal and pandemic vaccine to global markets. SUL is responsible for the manufacture, commercialization and decision-making authority with respect to the development and commercialization of peramivir within the Territory and is responsible for all related costs, including sales and promotion. We exercise sole decision-making authority with regard to the development and commercialization of peramivir outside of the Territory and are responsible for all associated costs.

Under the terms of the SUL Agreement, we are responsible for fulfilling all post-marketing approval commitments in connection with the FDA's approval of the NDA, and upon fulfillment will transfer ownership of and financial responsibility for the NDA to SUL. Pursuant to potential rights to sell ALPIVAB in the EU, we are also responsible for regulatory filings and interactions with the European Medicines Agency until marketing approval for ALPIVAB is obtained and assigned to SUL. In accordance with the SUL Agreement, we and SUL formed a joint steering committee, composed of an equal number of representatives from each party, to oversee, review and coordinate the conduct and progress of the commercialization of peramivir in the Territory and any additional development. The parties have entered into the formal dispute resolution process under the License Agreement to resolve decisions related to the collaboration.

Under the terms of the SUL Agreement, we received an upfront payment of $33.7 million, have received $7.0 million of milestone payments and may receive an additional $5.0 million milestone payment related to the successful marketing approval by the EMA for an adult indication in the EU. We are also entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, we receive tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 - June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the SUL Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the SUL Agreement (the "Royalty Term"). We developed RAPIVAB under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by us from SUL.

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

In December 2017, we, on behalf of Royalty Sub (defined below), instituted arbitration proceedings against Shionogi in order to resolve a dispute with Shionogi under the Shionogi Agreement regarding the achievement of sales milestones and escalating royalties. In the event that we prevail in the arbitration, any amounts realized in the arbitration or in respect of the milestone payments and escalating royalties that are the subject of the arbitration would be for the benefit of Royalty Sub and be used by Royalty Sub to service its obligations under the non-recourse PhaRMA Notes (defined below), except for any amounts realized by us in respect of royalties relating to sales to Japanese governmental entities, which amounts would be retained by us. The costs associated with the arbitration proceedings are expected to be paid out of the assets of Royalty Sub in accordance with the terms of the indenture and servicing agreement relating to the PhaRMA Notes, except to the extent such costs are recovered in connection with any arbitration award in favor of us and Royalty Sub if they prevail in the arbitration proceedings. Arbitration proceedings, like other legal proceedings, are inherently uncertain. As a result, we cannot assure you that we will prevail in the arbitration. As any arbitration award in favor of us would accrue primarily to the benefit of Royalty Sub and the holders of the PhaRMA Notes, and because the costs associated with the arbitration proceedings are expected to come out of the assets of Royalty Sub if not recovered as part of any arbitration award in favor of us and Royalty Sub, we do not currently anticipate that these arbitration proceedings will have a material adverse impact on us.

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

In September 2014, Royalty Sub was unable to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes. This inability constituted an event of default under the terms of the Indenture. Accordingly, we have classified the PhaRMA Notes and related accrued interest as current liabilities on our balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes and we might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, we believe the primary impact to us would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, we may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub, we do not currently expect the event of default on the PhaRMA Notes to have a significant impact on our future results of operations or cash flows. As of December 31, 2017, the PhaRMA Notes remain in default.

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

Foreign Currency Hedge. In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2018 through 2020. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less, as determined in accordance with the Currency Hedge Agreement.

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in our Consolidated Statement of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in losses of $1.8 million, $1.7 million and $0.6 million for the twelve months ended December 30, 2017, 2016, and 2015, respectively. In addition, realized currency exchange gains of $1.0 million, $0.8 million and $1.7 million were recognized in 2017, 2016 and 2015, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge. We are also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of December 31, 2017, no collateral was posted under the Currency Hedge Agreement. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. The maximum amount of hedge collateral we would be required to post is $5.9 million. We are required to maintain a foreign currency hedge at 100 yen per dollar under the agreements governing the PhaRMA Notes.

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

Mundipharma. In February 2006, we entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of Mundesine, a PNP inhibitor, for use in oncology (the “Original Agreement”). Under the terms of the Original Agreement, Mundipharma obtained rights to Mundesine in markets across Europe, Asia, and Australasia in exchange for a $10.0 million up-front payment. In addition, Mundipharma contributed $10.0 million of the documented out-of-pocket development costs incurred by us in respect of the current and planned trials as of the effective date of the agreement, and Mundipharma would conduct additional clinical trials at their own cost up to a maximum of $15.0 million.

On November 11, 2011, we entered into the Amended and Restated Agreement with Mundipharma (the “Amended and Restated Agreement”). Under the terms of this Amended and Restated Agreement, Mundipharma obtained worldwide rights to Mundesine in the field of oncology. Mundipharma will control the development and commercialization of Mundesine and assume all future development and commercialization costs. The Amended and Restated Agreement provides for the possibility of future event payments totaling $15.0 million for achieving specified regulatory events for certain indications. In addition, the Amended and Restated Agreement provides that we will receive tiered royalties ranging from mid- to high-single digit percentages of net product sales in each country where Mundesine is sold by Mundipharma. These royalties are subject to downward adjustments based on the then-existing patent coverage and/or the availability of generic compounds in each country. Generally, all payments under the Amended and Restated Agreement are nonrefundable and non-creditable, but they are subject to audit. We licensed forodesine and other PNP inhibitors from AECOM/IRL and will owe sublicense payments to AECOM/IRL on all milestone payments and royalties received by us from Mundipharma.

Mundipharma will also have a right of exclusive negotiations with us for a limited period of time if they initiate negotiations for a specified backup PNP inhibitor. Otherwise, they will be able to participate in the same negotiations process we enter into with another company for the backup PNP inhibitor. The Amended and Restated Agreement will continue for the commercial life of the licensed products, but may be terminated by either party following an uncured material breach by the other party or in the event the pre-existing third party license with AECOM/IRL expires. It may be terminated by Mundipharma upon 60 days written notice without cause or under certain other conditions as specified in the Amended and Restated Agreement. If Mundipharma terminates the Amended and Restated Agreement, Mundipharma would no longer have any rights in Mundesine and the rights would revert back to us; provided, however, that in the event the we determine to subsequently use the data developed under the Amended and Restated Agreement for development and commercialization of Mundesine in the field of oncology, then we would have to pay Mundipharma 150% of the cost of such data for such use.

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

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, we announced that BARDA/HHS awarded us a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract has a potential value of $39.1 million if all contract options are exercised. As of December 31, 2017, a total of $20.6 million has been awarded under exercised options within this contract.

The contracts with NIAID/HHS and BARDA/HHS are cost-plus-fixed-fee contracts. That is, we are entitled to receive reimbursement for all costs incurred in accordance with the contracts provisions that are related to the development of peramivir and galidesivir plus a fixed fee, or profit. NIAID/HHS and BARDA/HHS will make periodic assessments of progress and the continuation of the contract is based on our performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate these contracts. These contracts are also terminable by the government at any time for breach or without cause.

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

As of December 31, 2017, we have been issued approximately 16 U.S. patents that expire between 2018 and 2034 and that relate to our HAE program compounds, neuraminidase inhibitor compounds, BSAV compounds and PNP compounds. We have licensed a number of compounds protected by certain composition of matter patents from AECOM and IRL, plus additional manufacturing patents, totaling 7 additional U.S. patents that expire between 2020 and 2029. Additionally, we have approximately 11 Patent Cooperation Treaty or U.S. patent applications pending related to HAE program compounds, neuraminidase inhibitor compounds, BSAV compounds, PNP compounds and FOP program compounds. Our pending applications may not result in issued patents, our patents may not cover the products of interest or may not be enforceable in all, or any jurisdictions and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially viable. After expiration of composition of matter patents for our products and product candidates, we may rely on data exclusivity, or in some cases, method of use patents. The enforceability of these patents varies from jurisdiction to jurisdiction and may not be allowed or enforceable in some territories where we may seek approval. We may not have the funds to continue patent prosecution or to defend all of our existing patents in our current patent estate and may selectively abandon patents or patent families worldwide or in certain territories.

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

Antivirals: The pharmaceutical market for products that prevent or treat influenza is very competitive. Key competitive factors for RAPIVAB (peramivir injection) include, among others, efficacy, ease of use, safety, price and cost-effectiveness, storage and handling requirements and reimbursement. A number of neuraminidase inhibitors are currently available in the U.S. and/or other counties, including Japan, for the prevention or treatment of influenza, including seasonal flu vaccines and F. Hoffmann-La Roche Ltd.’s (“Roche”) TAMIFLU® (oseltamivir), generic oseltamivir, GlaxoSmithKline plc’s (“GSK”) RELENZA® and Daiichi Sankyo Co., Ltd.’s INAVIR®. In addition, FUJIFILM Corporation’s favipiravir, a polymerase inhibitor, is approved in Japan. Roche’s neuraminidase inhibitor is also approved for prophylaxis of influenza.

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

Galidesivir is a product candidate in our BSAV research program and is currently being developed under contracts with NIAID/HHS and BARDA/HHS. The objective of our BSAV program is to develop galidesivir as a broad-spectrum therapeutic for viruses that pose a threat to national health and security. The U.S. Government is investing in a number of programs intended to address gaps in its medical countermeasure plan. Therapeutic products with potentially promising data to treat Ebola include FUJIFILM Corporation’s favipiravir (polymerase inhibitor) and Mapp Biopharmaceutical, Inc.’s ZMapp (antibody-based). ZMapp has been used in Ebola patients. Gilead Sciences, Inc announced in October 2015 that it had provided the investigational compound, GS-5734, to two patients with Ebola for compassionate use.

HAE: HAE is an autosomal dominant disease characterized by painful, unpredictable, recurrent attacks of inflammation affecting the hands, feet, face, abdomen, urogenital tract, and the larynx. The inflammation can be disfiguring, debilitating, or in the case of laryngeal attacks, life-threatening. Prevalence for HAE is uncertain but is estimated to be approximately 1 case per 50,000 persons without known differences among ethnic groups and is caused by deficient (Type I) or dysfunctional (Type II) levels of C1-Inhibitor (“C1-INH”), a naturally occurring molecule that is known to inhibit kallikrein, bradykinin, and other serine proteases in the blood. If left untreated, HAE can result in a mortality rate as high as 40% primarily due to upper airway obstruction. There are a number of licensed therapies for HAE, including the following:

•	C1-INH therapy is available as an acute therapy (Berinert®) and as a prophylactic therapy (Haegarda® and Cinryze®). These therapies are available subcutaneously and intravenously and work by replacing the missing or malfunctioning C1-INH protein in patients. Recominant C1-INH (Ruconest®) is also available as an acute therapy.

•	Kallikrein Inhibition - Kalbitor® (ecallantide) is a specific recombinant plasma kallikrein inhibitor that halts the production of bradykinin and can be dosed subcutaneously in an inpatient setting.

•	Bradykinin receptor antagonist - Firazyr® (icatibant) is a competitive antagonist of the bradykinin B2 receptor. Firazyr is approved for the treatment of acute attacks and is administered by subcutaneous administration.

•	Other medications - Prophylactic administration of synthetic attenuated androgens (generically available as danazol or stanozolol) has been utilized to reduce the frequency or severity of attacks. However, long-term use of danazol or stanozolol may result in virilization and arterial hypertension. Six-month liver function tests, annual lipid profiles, and biennial hepatic ultrasound are recommended because these medications increase production of C1-INH in the liver.

In addition to BCX7353 there are a number of other HAE therapies in clinical development. These include SHP616, a prophylactic plasma derived C1-INH delivered by subcutaneous injection developed by Shire Plc (“Shire”), with positive top line Phase 3 pivotal data presented in September 2017; lanadelumab (SHP643, DX2930), a monoclonal antibody administered by subcutaneous injection for prophylactic treatment of HAE developed by Shire, which has completed Phase 3 trials and has been submitted to the FDA for review; Ruconest, developed by Pharming Group N.A. for routine prophylaxis of HAE, for which the FDA has accepted review of a Supplemental Biologics License Application (“sBLA”) with an anticipated action date of September 21, 2018; two oral kallikrein inhibitors being developed by Kalvista Pharmaceuticals, Inc. that have entered Phase 1 trials; and oral kallikrein inhibitors in preclinical development by Attune Pharmaceuticals, Inc. and Verseon Corporation. CSL’s CSL312, an anti factor mAb (monoclonal antibody), completed Phase 1 trials in November 2017 and is expected to start Phase 2 trials in 2018 in HAE patients. Ionis’s IONISPKKrx, a RNA-targeted antisense drug to inhibit prekallikrein for prophylactic treatment of HAE, is currently in in Phase 1 trials with an anticipated completion date in June 2018. Adverum Biotechnologies, Inc.’s ADVM-053, an AAV (adeno-associated virus) expressing C1-esterase inhibitor, is expected to file an IND in the second half of 2018. Additionally, Arrowhead Pharmaceuticals, Inc. is in early development of ARO-F12, an RNAi (RNA interference) in early development for the treatment of HAE and thromboembolic disorders.

FOP: FOP is a rare, severely disabling condition characterized by the irregular formation of bone outside the normal skeleton, also known as heterotopic ossification (“HO”). HO can occur in muscles, tendons and soft tissue. FOP patients progressively become bound by this irregular ossification, with restricted movement and fused joints, resulting in deformities and premature mortality. There are currently no approved treatments for FOP.

Other FOP therapies in clinical development include Clementia Pharmaceuticals Inc.’s palovarotene, an oral, retinoic acid gamma receptor agonist, currently in Phase 3 trials (initiated December 2017); Regeneron Pharmaceuticals Inc.’s REGN2477, an i.v. anti-activin antibody in Phase 2 trials (initiated November 2017); and several companies with programs in pre-clinical development, including Blueprint Medicines Corporation, with its oral ALK2 kinase inhibitor, La Jolla Pharmaceutical Company, with three compounds (two ALK2 inhibitors and LJPC-6417, a bone morphogenetic protein receptor type I antagonist), and Daiichi-Sankyo Co., Ltd, which is collaborating with Saitama Medical University on an ALK2 inhibitor funded by Japan Agency for Medical Research.

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

Research and Development

We initiated our research and development activities in 1986. We have assembled a scientific research staff with expertise in a broad base of advanced research technologies including protein biochemistry, X-ray crystallography, chemistry and pharmacology. Our research facilities, located in Birmingham, Alabama, include protein biochemistry and organic synthesis laboratories, testing facilities, X-ray crystallography, computer and graphics equipment and facilities to make product candidates on a small scale for early stage clinical trials. During the years ended December 31, 2017, 2016 and 2015, our research and development expenses were $67.0 million, $61.0 million, and $72.8 million respectively.

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

After successful completion of the required clinical testing, generally an NDA is submitted. Upon receipt of the NDA, the FDA will review the application for completeness. Within 60 days, the FDA will determine if the application is sufficiently complete to warrant full review and will consider the application “filed” at that time. Also upon receipt of the application, the FDA will assign a review priority to the application. Priority review applications are usually reviewed within 6 months after the NDA is “filed”; standard review applications are usually reviewed within 10 months after the NDA is “filed”. The FDA will usually refer NDAs for new molecular entities to an appropriate advisory committee for review and evaluation in regards to providing a recommendation as to whether the application should be approved. The FDA is not bound to follow the recommendation of an advisory committee.

Following the review of the application, which may include requests for additional information from the sponsor and results from inspections of manufacturing and clinical sites, the FDA will issue an “action letter” on the application. The action letter will either be an “approval letter,” in which case the product may be lawfully marketed in the United States, or a “complete response letter.” A complete response letter will state that the FDA cannot approve the NDA in its present form and, usually, will describe all of the specific deficiencies that the FDA has identified in the application. The complete response letter, when possible, will include the FDA’s recommended actions to place the application in a condition for approval. Deficiencies can be minor (e.g., labeling changes) or major (e.g., requiring additional clinical trials). A complete response letter may also be issued before the FDA conducts the required facility inspection and/or reviews labeling, leaving the possibility that additional deficiencies in the original NDA could be subsequently cited. An applicant receiving a complete response letter is permitted to resubmit the NDA addressing the identified deficiencies (in which case a new two or six-month review cycle will begin), or withdraw the NDA. The FDA may consider a failure to take action within one year of a complete response letter to be a request to withdraw, unless the applicant has requested an extension of time in which to resubmit. If the FDA approves an NDA, the marketing of the product will be limited to the particular disease states and conditions of use that are described in the product label.

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

Human Resources

As of January 31, 2018, we had approximately 85 employees, of whom approximately 60 were engaged in the research and development function of our operations. Our research and development staff, approximately 25 of whom hold Ph.D. or M.D. degrees, have diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, medicinal chemistry, clinical development and regulatory affairs.

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

Risks Relating to the Mergers

Completion of the proposed combination with Idera is subject to conditions and if these conditions are not satisfied or waived, the Mergers will not be completed.

On January 21, 2018, we announced that we had entered into the Merger Agreement with Idera, Holdco, Merger Sub A and Merger Sub B, pursuant to which (i) Merger Sub A will be merged with and into Idera, with Idera surviving as a wholly-owned subsidiary of Holdco, and (ii) Merger Sub B will be merged with and into BioCryst, with BioCryst surviving as a wholly-owned subsidiary of Holdco. The consummation of the Mergers is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of our capital stock entitled to vote thereon, (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Idera common stock entitled to vote thereon, (iii) the absence of any adverse law or order promulgated, entered, enforced, enacted or issued by any governmental entity that prohibits, restrains or makes illegal the consummation of the Mergers, (iv) the shares of Holdco common stock to be issued in the Mergers being approved for listing on the NASDAQ Global Select Market, (v) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and other material government approvals, (vi) the SEC having declared effective the Form S-4 Registration Statement of Holdco that will contain the joint proxy statement/prospectus of the parties in connection with the Mergers, (vii) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of Idera and BioCryst contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement, (viii) the receipt of certain opinions from legal counsel regarding the intended tax treatment of the Mergers and (ix) the absence of a material adverse effect with respect to each of Idera and BioCryst. On February 15, 2018, the Federal Trade Commission notified us that our request for early termination of the waiting period under the HSR Act had been granted.

The failure to satisfy all of the required conditions could delay the completion of the Mergers by a significant period of time or prevent it from occurring. Any delay in completing the Mergers could cause us to not realize some or all of the benefits that we expect to achieve if the Mergers are successfully completed within the expected timeframe.

If we are unable to complete the proposed Mergers, we may have incurred substantial expense and diverted significant management time and resources from our ongoing business. In addition, if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay Idera a termination fee of $25 million or a fixed expense reimbursement amount of $6 million. There can be no assurance that the conditions to closing of the Mergers will be satisfied or waived or that the Mergers will be completed.

Combining Idera and BioCryst may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the proposed Mergers may not be realized.

We are operating and, until the completion of the Mergers, will continue to operate independently of Idera. The success of the Mergers, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses. It is possible that the pendency of the Mergers and/or the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with patients, doctors, vendors and employees or to achieve the anticipated benefits and cost savings of the Mergers.

We will incur transaction fees, including legal, regulatory and other costs associated with closing the transaction, as well as expenses relating to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Mergers and the integration of the two companies’ businesses. While we expect that the elimination of duplicative costs as well as the realization of other efficiencies related to the integration of the businesses should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, at the levels anticipated, or at all. As part of the integration process, we may also attempt to divest certain assets of the combined company, which may not be possible on favorable terms, or at all, or if successful, may change the profile of the combined company. If we experience difficulties with the integration process, the anticipated benefits of the Mergers may not be realized fully or at all, or may take longer to realize than anticipated.

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

To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process and related regulatory process are complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential. We may suffer significant setbacks in pivotal pre-clinical studies and clinical trials (e.g. galidesivir, BCX7353, other kallikrein inhibitors, our ALK2 inhibitors and our other rare disease product candidates), even after earlier clinical trials show promising results. The development of our product candidates, including our clinical trials, may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any of our product candidates may produce undesirable side effects in humans. The pre-clinical and clinical data from our product candidates could cause us or regulatory authorities to interrupt, delay, modify or halt preclinical or clinical trials of a product candidate. Undesirable or inconclusive data or side effects in humans could also result in the FDA or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. In addition, the FDA or other regulatory agencies may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and regulatory agencies may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective and have acceptable commercial viability. Regulatory authorities may interrupt, delay or halt clinical trials for a product candidate for any number of reasons.

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

We are performing research on or developing products for the treatment of several rare disorders, including HAE and FOP, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we are developing and plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with the current neuraminidase inhibitors marketed by GSK and Roche for influenza; CINRYZE®, KALBITOR® and FIRAZYR®, marketed by Shire for HAE; BERINERT® and HAEGARDA® marketed by CSL for HAE; and RUCONEST® marketed by Pharming for HAE.

Further, several pharmaceutical and biotechnology firms have announced efforts in HAE and in other therapeutic areas where we have discovery and development efforts ongoing. Notably, prophylactic treatment for HAE is becoming increasingly competitive with the recent approval of CSL’s HAEGARDA, Shire’s positive Phase 3 data for the monoclonal antibody, lanadelumab, and Pharming’s completion of a Phase 2 HAE prophylaxis trial and filing of an sBLA for RUCONEST. Additionally, Kalvista Pharmaceuticals, Inc. (KVD818) and Attune Pharmaceuticals, Inc. (ATN-249) have oral candidates for HAE prophylaxis in Phase 1 development. Therapeutic products with potentially promising data to treat Ebola include Mapp Biopharmaceutical, Inc.’s ZMapp (antibody-based) and Gilead Sciences, Inc.’s product currently under development (small molecule), both of which have been used in Ebola infected patients. Shionogi also recently announced positive Phase 3 data for S033188, an oral treatment for influenza. For FOP, Clementia Pharmaceuticals Inc.’s palovarotene, an oral, retinoic acid gamma receptor agonist, currently in Phase 3, and Regeneron Pharmaceuticals Inc.’s REGN2477, an i.v. anti-activin antibody in Phase 2, are the most advanced development programs in the space. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

As a U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Audits under the active BARDA/HHS and NIAID/HHS galidesivir contracts may occur at the election of the U.S. Government and have been concluded through fiscal 2015; all subsequent fiscal years are still open and auditable. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contracts prospectively. In addition, in the event BARDA/HHS or NIAID/HHS determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, BARDA/HHS or NIAID/HHS would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. Government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.

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

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets, incur additional borrowings, or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including post approval studies for RAPIVAB, the progress, timeline and ultimate outcome of our kallikrein inhibitors, including the BCX7353 program (including, but not limited to, formulation progress, Phase 3 trials, long-term human safety studies, and the timing of carcinogenicity or other required studies), the progress of our ALK2 inhibitors for the treatment of FOP and other rare disease product candidates, funding for and continued successful development of galidesivir, and the progress of our early discovery programs. In addition, constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

We may not be able to continue as a going concern if we do not obtain additional capital.

We have sustained operating losses for the majority of our corporate history and expect that our 2018 expenses will exceed our 2018 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

Currently, we have established collaborative relationships with Mundipharma for the development and commercialization of Mundesine and with each of Shionogi and Green Cross for the development and commercialization of peramivir in Japan, Taiwan and South Korea. Most recently we have established a collaborative relationship with Seqirus UK Limited for RAPIVAB on a worldwide basis other than Israel, Japan, Korea and Taiwan. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

We have a number of outstanding post-marketing commitments to the FDA that we retain, despite our partnership with SUL, which we may not complete successfully or on time for any number of reasons, including but not limited to lack of funds to complete the studies and insufficient interest by appropriate sites, investigators or study subjects. For example, as a condition of the approval of RAPIVAB, we were required to complete a pediatric patient study of RAPIVAB and to submit the final results of this clinical trial to the FDA. We may be subject to penalties if we fail to comply with post-approval legal and regulatory requirements and our products could be subject to continual recordkeeping and reporting requirements, review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to the other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, the approval of RAPIVAB and any other future product candidates may be subject to requirements for costly post-marketing testing and surveillance to monitor its safety or efficacy.

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

Royalties and milestone payments from Shionogi under our license agreement with Shionogi (the "Shionogi Agreement") will be required to be used by Royalty Sub to service its obligations under its PhaRMA Notes, and generally will not be available to us for other purposes until Royalty Sub has repaid in full its obligations under the PhaRMA Notes.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2017, the 52-week range of the market price of our stock was from $3.95 to $9.25 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of January 31, 2018, there were 98,606,110 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of January 31, 2018, there were 14,470,341 stock options and restricted stock units outstanding, 484,077 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 277,391 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	statements about the benefits of the transactions contemplated by the Merger Agreement, including future financial and operating results;

•	Idera's and BioCryst's plans, objectives, expectations and intentions;

•	the expected timing of completion of the transactions contemplated by the Merger Agreement; and other statements relating to the Mergers that are not historical facts;

•	the preclinical development, clinical development, commercialization, or post-marketing studies of our product candidates and products, including our HAE program, peramivir, galidesivir, and early stage discovery programs;

•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir;

•	the potential for government stockpiling orders of peramivir, additional regulatory approvals of peramivir or milestones royalties or profit from sales of peramivir by us or our partners;

•	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our product candidates;

•	plans, programs, progress and potential success of our collaborations, including SUL for peramivir, Mundipharma for Mundesine and Shionogi and Green Cross for peramivir in their territories;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes;

•	the Currency Hedge Agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;

•	our ability to continue as a going concern;

•	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;

•	our ability to raise additional capital to fund our operations or repay our recourse debt obligations;

•	our ability to comply with the covenants as set forth in the agreements governing our debt obligations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

We lease property in both Durham, North Carolina and Birmingham, Alabama. Our headquarters, including our clinical and regulatory operations, are based in Durham, while our principal research facility is located in Birmingham. We currently lease approximately 17,250 square feet in Durham through June 30, 2020 and lease approximately 32,000 square feet in Birmingham through October 31, 2026. We believe that our facilities are adequate for our current and planned future operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol BCRX. The following table sets forth the low and high sales prices of our common stock as reported by the NASDAQ Global Select Market for each quarter in 2017 and 2016:

	2017		2016
	Low	High	Low	High
First quarter	$4.20	$9.25	$1.63	$10.24
Second quarter	$5.02	$8.80	$2.49	$4.03
Third quarter	$3.95	$6.22	$2.82	$5.80
Fourth quarter	$4.12	$5.35	$3.75	$7.56

The last sale price of the common stock on January 31, 2018 as reported by the NASDAQ Global Select Market was $4.50 per share.

Holders

As of January 31, 2018, there were approximately 183 holders of record of our common stock.

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

PERFORMANCE GRAPH FOR BIOCRYST

Indexed Comparison Since 2012

	Beginning Investment 12/31/12	Investment at 12/31/13	Investment at 12/31/14	Investment at 12/31/15	Investment at 12/31/16	Investment at 12/31/17
BioCryst Pharmaceuticals, Inc.	$100.00	$535.21	$856.34	$726.76	$445.77	$345.77
NASDAQ Stock Market (U.S.)	100.00	133.48	150.12	150.84	170.48	206.91
NASDAQ Pharmaceutical Stocks	100.00	135.68	165.29	174.27	172.37	205.33

The above graph measures the change in a $100 investment in our common stock based on its closing price of $1.42 on December 31, 2012 and its year-end closing price thereafter. Our relative performance is then compared with the CRSP Total Return Indexes for the NASDAQ Stock Market (U.S.) and NASDAQ Pharmaceutical Stocks.

Recent Sales of Unregistered Securities: None.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock or shares surrendered to satisfy tax obligations during the fourth quarter of 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The selected Statement of Operations Data and Balance Sheet data with respect to the years ended December 31, 2017, 2016, 2015, 2014, and 2013 set forth below are derived from our consolidated financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 below and our consolidated financial statements and the notes thereto appended to this annual report.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$25,186	$26,353	$48,257	$13,608	$17,331
Cost of product sold	1,142	2,297	1,368	1	—
Research and development expenses	66,962	61,008	72,758	51,796	41,943
General and administrative expenses	13,933	11,253	13,047	7,461	6,007
Royalty expense	560	402	528	121	98
Loss from operations	(57,411)	(48,607)	(39,444)	(45,771)	(30,717)
Net loss	(65,782)	(55,144)	(43,019)	(45,189)	(30,108)
Basic and diluted net loss per share	$(0.78)	$(0.75)	$(0.59)	$(0.68)	$(0.55)
Weighted average shares outstanding	84,451	73,699	72,901	66,773	55,216

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$158,978	$65,122	$100,858	$114,038	$40,788
Receivables	6,117	8,768	6,243	9,490	2,115
Inventory	—	500	1,612	683	—
Total assets	178,259	89,847	122,359	134,238	45,791
Long-term deferred revenue	—	8,184	9,674	3,552	4,736
Non-recourse notes payable	28,682	28,243	27,804	27,364	26,925
Senior credit facility	23,214	22,777	—	—	—
Accumulated deficit	(631,843)	(566,061)	(510,917)	(467,898)	(422,709)
Total stockholders’ equity (deficit)	83,767	1,578	47,724	75,635	(1,126)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenues are difficult to predict and depend on numerous factors, including the prevalence and severity of influenza in regions for which peramivir has received regulatory approval, seasonality of influenza, commercialization efforts and resources dedicated to our products by our collaborative partners, ongoing discussions with government agencies regarding future peramivir and/or galidesivir development and stockpiling procurement, as well as entering into, or modifying, licensing agreements for our product candidates. Furthermore, revenues related to our collaborative development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

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

Recent Corporate Highlights

Agreement and Plan of Merger and Subsequent Event

As further described in Note 13 of the consolidated financial statements, in January 2018, we entered into an Agreement and Plan of Merger with Idera and affiliated entities, to form a new enterprise focused on the development and commercialization of medicines to serve patients suffering from rare diseases. We expect to consummate the Mergers in the second quarter of 2018. However, we have prepared our MD&A and these consolidated financial statements as if we are an independent company without giving effect to the Mergers.

On March 6, 2018, a purported stockholder of BioCryst filed a putative class action lawsuit against BioCryst, the BioCryst board of directors, Idera, Holdco, Merger Sub A and Merger Sub B in the United States District Court for the District of Delaware, captioned Melvyn Klein v. BioCryst Pharmaceuticals, Inc., et al., Case No. 1:18-cv-00358-UNA. The complaint alleges that the defendants violated Sections 14(a) and 20(a) of the Exchange Act because the preliminary Form S-4 filed with the Securities and Exchange Commission allegedly contains material omissions and misstatements. The complaint seeks, among other things, injunctive relief preventing the consummation of the Mergers until additional disclosures are made, and damages. The defendants believe that the action is without merit.

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

On January 8, 2017, we announced that Health Canada approved RAPIVAB® for treatment of acute, uncomplicated influenza in Canada. The product is not currently available in Canada. We and Seqirus have entered into the formal dispute resolution process under the License Agreement to resolve decisions related to the collaboration.

On January 30, 2017, we announced that the European Medicines Agency (“EMA”) accepted our Marketing Authorization Application (“MAA”) for treatment of symptoms typical of influenza in adults 18 years and older. The acceptance of the MAA begins the review process by the EMA under the centralized licensing procedure for all 28 member states of the European Union, Norway and Iceland. On February 22, 2018, the CHMP adopted a positive opinion for the treatment of uncomplicated influenza in adults and children from the age of 2 years and thereby recommended the granting of a Marketing Authorization for ALPIVAB (peramivir). The final EMA decision is expected in the second quarter of 2018.

On September 21, 2017, we announced that the U.S. Food and Drug Administration (“FDA”) had approved a supplemental New Drug Application for RAPIVAB (peramivir injection), extending its availability for the treatment of acute uncomplicated influenza to pediatric patients 2 years and older who have been symptomatic for no more than two days.

BCX7353

On September 5, 2017, we announced final results from the Phase 2 APeX-1 clinical trial in HAE patients. This final analysis evaluated data from all patients in Parts 1, 2 and 3 of the trial and evaluated four doses of BCX7353 ranging from 62.5 mg up to 350 mg for 28 days. The primary efficacy endpoint of APeX-1 was the number of angioedema attacks. Efficacy analyses were conducted for HAE attacks reported over the entire dosing interval (Days 1 through 28) and during the dosing period in which plasma concentrations of BCX7353 should be at steady-state conditions (Days 8 through 28). Secondary efficacy endpoints included severity and duration of angioedema attacks and measures of health-related quality of life. Safety was characterized through evaluation of adverse events and laboratory testing. Pharmacokinetics and pharmacodynamic effects were assessed through measurement of plasma drug levels and kallikrein inhibition.

Seventy-five subjects were randomized and included in the final analysis of pooled data from Parts 1, 2 and 3: 7 at 62.5 mg, 14 at 125 mg, 14 at 250 mg and 18 at 350 mg of BCX7353 QD; and 22 placebo. The qualifying attack rate was approximately 1/week. Baseline characteristics were generally well balanced across the treatment groups. Compliance with daily study drug dosing for 28 days was excellent (≥ 98% across all treatment groups). Subjects recorded angioedema symptoms in a diary; diary records were reviewed and attacks adjudicated by an independent expert group. The primary endpoint of the trial was the number of HAE attacks. The pre-specified per-protocol final analysis included data on a total of 67 subjects with Type 1 or Type 2 HAE completing > 90% of planned study drug doses. The percentage reductions by treatment group in the mean rate of angioedema attacks for the pre-defined effective dosing period (weeks 2 through 4) in BCX7353 treated subjects are indicated in the table below. Results from a pre-planned analysis of peripheral and abdominal attacks are also shown. Similar results to those shown were seen in the analysis of weeks 1 through 4 and the intent-to-treat population.

		Percentage change in attacks vs. placebo (p-Value) Per protocol population, weeks 2-4 of treatment
	N	All Attacks	Peripheral Attacks	Abdominal Attacks
BCX7353 350 mg	14	-58% (p < 0.001)	-90% (p < 0.001)	-5% (p=0.884)
BCX7353 250 mg	12	-46% (p=0.006)	-66% (p=0.005)	-13% (p=0.700)
BCX7353 125 mg	13	-73% (p < 0.001)	-79% (p < 0.001)	-63% (p=0.048)
BCX7353 62.5 mg	7	-7% (p=0.715)	-25% (p=0.371)	+22% (p=0.578)

The 125 mg dose level showed statistically significant and similar benefit for all attacks, and also when split into abdominal attacks and peripheral attacks. In contrast, at the 250 mg and 350 mg dose levels, there was no statistically significant effect for abdominal attacks, despite strong and statistically significant effects on peripheral attacks. Based on these findings, it is likely that subjects in the 250 mg and 350 mg arms recorded transient drug-related abdominal AEs as HAE attack symptoms in their diary. As expected, the lowest dose tested (62.5 mg QD) showed no statistically significant differences in attack rates (total, or when split into abdominal and peripheral) compared with placebo. The range of doses studied and associated results complete the dose response evaluation required to inform Phase 3 dose selection.

An analysis of the proportion of subjects achieving levels of percent reduction in attacks was also performed; this analysis compared on-study attack rate to qualifying attack rate for each subject. Response levels were defined as reductions of ≥50%, ≥70%, or ≥90%. Results for all dose groups indicated that the dose group with the highest proportion of responders using each definition was the 125 mg group, and was 4 to 5 times greater than the proportion of responders in the placebo group. The proportion of responders in the 62.5 mg group was similar to placebo.

In addition, we performed an exploratory ad hoc analysis of the placebo, 62.5 mg QD and 125 mg QD dose groups to examine the relationship of change in attack rate to dose and the effect of achieving target drug levels. The 125 mg group had a mean change in attack rate of -0.73 per week (improvement from qualifying) compared to -0.07 attacks per week for placebo and -0.24 attacks per week for the 62.5 mg QD dose group. The effect of achieving the target drug level (equivalent to 4 times EC50 against plasma kallikrein) at trough measured at steady state on study day 15 was also explored for subjects randomized to the placebo, 62.5 mg and 125 mg levels. Placebo subjects were assigned a zero drug level value. Subjects were categorized as achieving or not achieving the target level and the proportion of subjects in each of these two categories who had responses of reductions in ≥50%, ≥70%, or ≥90% in attack rate was compared and the odds ratios calculated. The odds for subjects achieving ≥50%, ≥70%, or ≥90% responses if the target drug level was met or exceeded were 5.6, 12.9 and 26.4 times higher respectively than for subjects who did not meet or exceed target drug level.

A significant increase in the proportion of attack-free subjects was observed in the 125 mg QD dose group compared to placebo (46% versus 10%, p= 0.033). Furthermore, a clinically important and statistically significant improvement in patient quality of life total score, measured using the AE-QoL (Quality of Life) instrument, was seen in the 125 mg QD group compared to placebo (p < 0.001). The mean improvement in the 125 mg QD group was more than four times the minimum clinically important difference.

Oral BCX7353 once-daily for 28 days was generally safe and well tolerated in subjects with HAE. No new clinically significant safety findings were seen in Part 3 of the trial from the two earlier component parts of the trial. Overall in the entire trial, there was one serious adverse event of moderate gastrointestinal infection that was determined by the investigator not to be drug-related. Study drug was discontinued before day 28 in three subjects in the BCX7353 350 mg treatment arm (unrelated pre-existing liver disorder; related gastroenteritis with liver disorder; and related vomiting/abdominal cramps). The most common treatment-emergent AEs in descending order of frequency were the common cold, headache, diarrhea, nausea and abdominal pain. Gastrointestinal AEs were infrequent at the 125 mg and 62.5 mg dose levels, and there were no clinically significant laboratory abnormalities at these dose levels, though increases in liver enzymes were observed in several subjects at higher dose levels. Adverse events in the gastrointestinal system organ class were more frequent in the 350 mg QD and 250 mg QD dose groups compared to placebo. Elevated liver enzymes were reported in several subjects, and an analysis of liver enzyme safety tests including alanine aminotransferase (“ALT”) levels showed that of 4 subjects who had elevations of ALT to more than or equal to 3 times the upper limit of normal (“ULN”), all 4 had prior exposure to androgens, 3 were in the 350 mg QD group, 1 was in the 250 mg QD group, and 3 had baseline (prior to study drug administration) elevations in ALT of close to or greater than 3 times the ULN.

Steady state BCX7353 plasma levels and kallikrein inhibition levels were consistent with previous analyses. Steady state trough drug levels (24 hours after dosing) exceeded the proposed target threshold for efficacy of 4 times the 50% effective concentration (EC 50) of 9ng/ml in 0%, 64%, 100% and 100% of subjects at the 62.5 mg, 125 mg, 250 mg and 350 mg dose levels, respectively.

In the fourth quarter of 2017, we completed regulatory interactions with the FDA and EMA and reached agreement on the Phase 3 program requirements to support NDA and MAA submissions for prophylactic treatment of HAE with BCX7353. Based upon this agreement, we began screening patients in the APeX-S and APeX-2 clinical trials, which are the significant aspects of the remaining development program. Accordingly, we have initiated a 24-week randomized, double-blind, placebo-controlled Phase 3 clinical trial studying two doses of BCX7353 (“APeX-2”). Patients will roll-over into a 24-week safety extension. Separately, we initiated a long-term safety trial (“APeX-S”), which will enroll at least 160 patients who will be randomized to the two doses of BCX7353 included in APeX-2. Subjects will remain on study-drug for 48 weeks. On February 28, 2018, we announced that we had dosed the first patient in the APeX- S trial. We have received orphan drug status for BCX7353.

ZENITH-1 Trial: On August 2, 2017, we announced the dosing of the first subject into ZENITH-1, a clinical trial studying up to three dosage strengths of a liquid formulation of BCX7353 given as a single oral dose for the acute treatment of angioedema attacks in patients with HAE. ZENITH-1 is a randomized, double-blind, placebo-controlled, adaptive dose-ranging trial of the efficacy, safety and tolerability of BCX7353 for treatment of acute angioedema attacks, and will enroll up to 60 subjects with HAE. Blinded study drug is being dosed as an oral liquid after onset of symptoms, for up to 3 attacks in each subject, with each subject receiving both BCX7353 (for 2 attacks) and placebo (for one attack) in a randomized sequence. The trial is structured with up to 3 consecutive cohorts testing single doses of 750 mg 36 subjects), 500 mg (up to 12 subjects) and 250 mg (up to 12 subjects), starting with 750 mg. Efficacy assessments include patient-reported composite visual analogue scale (“VAS”) scores, patient global assessment, change in symptoms, and use of rescue medication. Treatment effect will be assessed on accumulating results, beginning after 12 subjects have completed study in the first cohort (750 mg), by comparing the proportion of BCX7353-treated and placebo-treated attacks which have a stable or improved composite VAS at 4 hours post dose. Enrollment has gone well with the trial thus far, and we have completed enrollment in the 750 mg cohort and have begun enrolling patients in the 500 mg cohort.

Galidesivir (formerly BCX4430)

After multiple discussions with the FDA, NIAID/HHS, and BARDA/HHS regarding the most appropriate future development path for galidesivir, we will focus our efforts on Marburg virus. While both Ebola and Marburg infections represent significant medical countermeasure (“MCM”) emergencies or threats to the United States, we have concluded the greatest unmet medical need is now to develop a MCM to address the threat of Marburg infection. Accordingly, we plan to open an IND for galidesivir i.v. for post-exposure prophylaxis and treatment of Marburg infection.

Results of Operations

Year Ended December 31, 2017 Compared to 2016

Total 2017 revenues decreased to $25.2 million as compared to 2016 revenues of $26.4 million. The decrease in 2017 revenue was primarily due to lower collaborative revenue under U.S. Government development contracts as well as lower revenue from product sales to corporate partners. These decreases were largely offset by $7.0 million of milestone payments associated with U.S. pediatric and Canadian regulatory approvals of RAPIVAB. Revenues in 2017 included $1.5 million of peramivir product revenue from inventory sales to our commercial partners, $10.5 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan, Korea and Taiwan, $4.7 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS development contracts and $8.5 million associated with milestone revenue and collaborative revenue amortization from other corporate partnerships. Revenues in 2016 included $2.3 million of peramivir product revenue from inventory sales to our commercial partners, $9.7 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan, Korea and Taiwan, $9.5 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir, $2.9 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of RAPIVAB and $1.8 million associated with collaborative revenue amortization from other corporate partnerships. With the expiration of BARDA/HHS peramivir contract, unless we enter into new government contracts, all significant and future reimbursement of collaborative expenses will be under the NIAID/HHS and BARDA/HHS galidesivir development contracts. Our future RAPIVAB revenue will be difficult to predict because of volatility in prevalence, timing and severity of influenza season to season as well as variable commercialization efforts and resources dedicated to our products by our collaborative partners.

Research and Development (“R&D”) expenses increased to $67.0 million in 2017 from $61.0 million in 2016. The increase in 2017 R&D expenses, as compared to 2016, reflects increased spending on our HAE program partially associated with the achievement of a vesting condition pursuant to outstanding performance-based stock options related to the successful completion of the APeX-1 clinical trial, as well as an increase in R&D personnel. In addition, there was a higher level of preclinical development effort and expense dedicated to our two preclinical programs, including our FOP program, than in previous years. These increases were somewhat offset by a decrease in galidesivir expenses under U.S. Government development contracts.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	2017	2016	2015
R&D expenses by program:
Avoralstat	$—	$13,433	$27,769
BCX7353	40,974	21,410	11,819
Other 2nd generation HAE compounds	1,111	1,139	9,320
Galidesivir	3,757	9,458	12,400
Peramivir	4,872	5,552	3,690
Other research, preclinical and development costs	16,248	10,016	7,760
Total R&D expenses	$66,962	$61,008	$72,758

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

Selling, General and Administrative (“SG&A”) expenses increased to $13.9 million in 2017 compared to $11.3 million in 2016. The increase of $2.6 million was due to the achievement of a vesting condition pursuant to outstanding performance-based stock options related to the successful completion of the APeX-1 clinical trial as well as business development and merger-related costs associated with our combination with Idera.

Interest expense increased to $8.6 million in 2017 primarily associated with our execution of a $23.0 million Senior Credit Facility with an affiliate of MidCap Financial Services, LLC (“MidCap”) in September 2016 (the “Senior Credit Facility”), as compared to $6.5 million in 2016. In addition, a mark to market loss of $1.8 million was recognized in 2017 related to the foreign currency hedge entered into in conjunction with the royalty monetization transaction, compared to a mark to market loss of $1.7 million in 2016, both resulting from changes in the U.S. dollar/Japanese yen exchange rate during the respective years. In addition, realized currency exchange gains of $1.0 million and $0.8 million were recognized in 2017 and 2016, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge. We entered into a foreign currency hedge agreement to hedge changes in the value of the Japanese yen relative to the U.S. dollar. The currency hedge does not qualify for hedge accounting treatment and therefore mark to market adjustments are recognized in our Consolidated Statements of Comprehensive Loss. Although we cannot predict the future yen/dollar exchange rate, the applicable foreign currency rates moved such that we currently have no collateral posted; however, it is possible that collateral will be required to be posted in the future. We are unable to predict future changes in the yen/dollar exchange rate or increases/decreases in our hedge gains/losses associated with the currency hedge agreement.

Year Ended December 31, 2016 Compared to 2015

Total 2016 revenues decreased to $26.4 million as compared to 2015 revenues of $48.3 million. The decrease in 2016 revenues, as compared to 2015, was primarily due to the peramivir out-licensing transaction to Seqirus, which resulted in the recognition of $21.8 million of collaborative revenue in 2015 and a $4.0 million decrease in 2016 peramivir product sales, as well as a reduction in collaboration revenue associated with lower galidesivir development activity in 2016. All of these decreases were slightly offset by a $7.3 million increase in 2016 peramivir royalty revenue derived from BioCryst’s commercial partners. A component of the peramivir royalty revenue was $5.7 million of Japanese government stockpiling revenue that is available for general corporate use. Although these orders provided a significant cash infusion, stockpiling royalty revenues may not recur on an annual basis as they are subject to the Japanese government’s appropriation and stockpiling process, which is difficult to predict. Revenues in 2016 included $2.3 million of peramivir product revenue from inventory sales to our commercial partners, $9.7 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan, Korea and Taiwan, $9.5 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir, $2.9 million of reimbursement of collaborative expenses from BARDA/HHS related to the development of RAPIVAB and $1.8 million associated with collaborative revenue amortization from other corporate partnerships. The 2015 revenue consisted of $5.7 million of RAPIVAB product revenue and $21.8 million of collaborative revenue related to the SUL Agreement, $2.4 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $16.3 million of reimbursement of collaborative expenses from BARDA/HHS and NIAID/HHS related to the development of peramivir and galidesivir, and $1.4 million associated with collaborative revenue amortization from other corporate partnerships. In addition, we recorded approximately $0.6 million of RAPIVAB revenue under the “Sell-Through” revenue recognition methodology, but going forward we will recognize all future commercial RAPIVAB sales as royalty revenue under one of our partnership arrangements.

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

Interest expense increased to $6.5 million in 2016 primarily associated with our execution of the Senior Credit Facility with MidCap, as compared to $5.2 million in 2015. In addition, a mark to market loss of $1.7 million was recognized in 2016 related to the foreign currency hedge entered into in conjunction with the royalty monetization transaction, compared to a mark to market loss of $0.6 million in 2015, both resulting from changes in the U.S. dollar/Japanese yen exchange rate during the respective years. In addition, realized currency exchange gains of $0.8 million and $1.7 million were recognized in 2016 and 2015, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge. Thus, a resulting net loss of $0.8 million is recognized on our foreign currency derivative for 2016 compared to a net gain of $1.1 million for 2015.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2018 operating expenses to exceed our 2018 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; and to a lesser extent, the PhaRMA Notes financing and the Senior Credit Facility. To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS galidesivir development contract totaling $39.5 million, which is ongoing, and a BARDA/HHS galidesivir development contract totaling $39.1 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS galidesivir funding obligated under awarded options is $39.5 million and $20.6 million, respectively. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of December 31, 2017, we had net working capital of $50.6 million, an increase of approximately $38.0 million from $12.6 million at December 31, 2016. The increase in working capital was principally due to proceeds from two public offerings of common stock partially offset by our normal operating expenses associated with the development of our product candidates. Our principal sources of liquidity at December 31, 2017 were approximately $50.3 million in cash and cash equivalents and approximately $105.4 million in investments considered available-for-sale. We anticipate our cash and investments will fund our operations at least through the third quarter of 2019.

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

With the funds available at December 31, 2017, we believe these resources will be sufficient to fund our operations at least through the third quarter of 2019. We have sustained operating losses for the majority of our corporate history and expect that our 2018 expenses will exceed our 2018 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, our planned operations raise doubt about our ability to continue as a going concern beyond the third quarter of 2019. Our liquidity needs will be largely determined by the success of operations in regards to the progression of our product candidates in the future. We also may consider other plans to fund operations beyond the third quarter of 2019 including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which the we would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events and our decisions in the future.

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

Financial Outlook for 2018

Based upon our development plans, expected stand-alone operations and our awarded government contracts, we expect 2018 operating cash usage to be in the range of $67 to $90 million, and expect our total 2018 operating expenses to be in the range of $85 to $110 million. Our operating expense range excludes equity-based compensation expense due to the difficulty in accurately projecting this expense as it is significantly impacted by the volatility and price of the Company’s stock, as well as vesting of the Company’s outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of December 31, 2017, we are not involved in any unconsolidated entities or off–balance sheet arrangements.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they are cancelable as of December 31, 2017. Some of the amounts we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$6,153	$1,169	$2,016	$969	$1,999
Purchase obligations(1)	39,559	39,559	—	—	—
Contingent license obligations	1,550	225	425	300	600
Non-recourse notes payable(2)	54,154	16,104	38,050	—	—
Senior credit facility	27,536	8,610	15,435	3,491	—
Total	$128,952	$65,667	$55,926	$4,760	$2,599

(1)	Purchase obligations include commitments related to clinical development, manufacturing and research operations and other purchase commitments.
(2)	Assumes the PhaRMA Notes will be repaid at maturity and the related interest costs will accrue and be paid annually through maturity. This assumption is based on the unpredictable nature of the royalty payments from Shionogi, which are designated for both principal and interest payments on the PhaRMA Notes.

Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2018 through 2020. A payment of $2.0 million will be required if, during the relevant year, the dollar is worth 100 yen or less. As of December 31, 2017, we have no hedge collateral posted against the Currency Hedge Agreement. Because the posting of additional collateral and payment of annual premiums is contingent on the value of the yen relative to the dollar and other factors, such payments have been excluded from the foregoing table.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

In June 2015, we entered into a License Agreement (the "SUL Agreement") granting SUL and its affiliates worldwide rights, excluding Israel, Japan, Korea and Taiwan, to develop, manufacture and commercialize RAPIVAB. The SUL Agreement provides for various types of payments, including a non-refundable upfront fee, milestone payments, and future royalties. Analysis of the SUL Agreement identified three deliverables: (i) license rights, (ii) inventory and (iii) regulatory support to obtain Canadian and EU marketing approvals. We received an upfront payment of $33.7 million from SUL of which $7.0 million was determined to be contingent upon EU marketing approval and will be deferred until that time. Approximately $21.8 million of the upfront payment was allocated to the license rights and recognized as revenue in the second quarter. Approximately $3.7 million of the upfront payment was allocated to the sale of inventory and was recognized in the third quarter when the inventory transfer was completed. Approximately $1.2 million of the revenue from the SUL Agreement was recognized ratably over the expected period of involvement in regulatory support activities.

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

During 2017, we received a $2.0 million milestone payment related to the approval of RAPIVAB by Health Canada and a $5.0 million milestone payment associated with the FDA approval of a supplemental new drug application (“sNDA”) for RAPIVAB extending its availability for the treatment of acute uncomplicated influenza to pediatric patients two years and older. We evaluated each event based payment under the provisions of ASU 2010-17, Milestone Method of Revenue Recognition, and determined that each event based payment met the criteria to be considered substantive and represents a milestone under the milestone method of accounting. Under the terms of the SUL Agreement, we may receive an additional $5.0 million payment related to the successful marketing approval by the EMA for an adult indication in the EU. No event-based payments were achieved during 2016.

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

Foreign Currency Hedge

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2018 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of December 31, 2017, the maximum amount of hedge collateral we may be required to post is $5.9 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2017, no collateral was posted under the agreement.

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

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Senior Credit Facility. The interest rate applicable to our borrowings under the PhaRMA Notes is fixed at 14% and the Senior Credit Facility bears a floating interest rate based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that we are required to make on the Senior Credit Facility. As of December 31, 2017, our Senior Credit Facility had an interest rate of 9.4%.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark to market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay an annual premium in the amount of $2.0 million from May 2018 through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. As of December 31, 2017, the maximum amount of hedge collateral we may be required to post is $5.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$50,282	$22,104
Restricted cash	3,286	1,546
Investments	64,115	32,546
Receivables from collaborations	6,117	8,768
Inventory	—	500
Prepaid expenses and other current assets	1,381	1,438
Deferred collaboration expense	210	85
Total current assets	125,391	66,987
Investments	41,295	8,926
Property and equipment, net	9,546	9,922
Deferred collaboration expense	—	199
Other assets	2,027	3,813
Total assets	$178,259	$89,847
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,337	$4,269
Accrued expenses	12,699	10,836
Interest payable	12,095	8,990
Deferred collaboration revenue	8,484	2,022
Lease financing obligation	75	—
Senior credit facility	6,464	—
Non-recourse notes payable	28,682	28,243
Total current liabilities	74,836	54,360
Deferred collaboration revenue	—	8,184
Deferred rent	155	244
Lease financing obligation	2,751	2,704
Senior credit facility	16,750	22,777
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares outstanding	—	—
Common stock, $0.01 par value; shares authorized — 200,000; shares issued and outstanding — 98,411 in 2017 and 73,782 in 2016	984	738
Additional paid-in capital	714,869	566,913
Accumulated other comprehensive loss	(243)	(12)
Accumulated deficit	(631,843)	(566,061)
Total stockholders’ equity	83,767	1,578
Total liabilities and stockholders’ equity	$178,259	$89,847

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Product sales, net	$1,501	$2,269	$6,291
Royalty revenue	10,543	9,682	2,386
Collaborative and other research and development	13,142	14,402	39,580
Total revenues	25,186	26,353	48,257
Expenses
Cost of products sold	1,142	2,297	1,368
Research and development	66,962	61,008	72,758
Selling, general and administrative	13,933	11,253	13,047
Royalty	560	402	528
Total operating expenses	82,597	74,960	87,701
Loss from operations	(57,411)	(48,607)	(39,444)
Interest and other income	1,015	793	535
Interest expense	(8,565)	(6,487)	(5,200)
(Loss) gain on foreign currency derivative	(821)	(843)	1,090
Net loss	$(65,782)	$(55,144)	$(43,019)
Basic and diluted net loss per common share	$(0.78)	$(0.75)	$(0.59)
Weighted average shares outstanding	84,451	73,699	72,901
Unrealized (loss) gain on available for sale investments	$(231)	$194	$(76)
Comprehensive loss	$(66,013)	$(54,950)	$(43,095)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(65,782)	$(55,144)	$(43,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairment	704	483	180
(Gain) loss on disposal of property and equipment	(12)	17	—
Stock-based compensation expense	12,621	8,487	9,705
Amortization of debt issuance costs	876	558	439
Amortization of premium/discount on investments	157	523	570
Change in fair value of foreign currency derivative	966	(811)	564
Changes in operating assets and liabilities:
Receivables	2,651	(2,525)	3,247
Inventory	500	1,112	(929)
Prepaid expenses and other assets	877	3,702	637
Deferred collaboration expense	74	71	(102)
Accounts payable and accrued expenses	3,842	(10,524)	13,676
Interest payable	3,105	2,244	717
Deferred revenue	(1,722)	(1,631)	1,199
Net cash used in operating activities:	(41,143)	(53,438)	(13,116)
Investing activities:
Acquisition of property and equipment	(328)	(5,277)	(5,122)
Proceeds from sale of property and equipment	12	4	—
Change in restricted cash	(1,740)	66	(1,462)
Purchases of investments	(107,787)	(14,106)	(53,830)
Sales and maturities of investments	43,461	42,652	42,410
Net cash (used in) provided by investing activities:	(66,382)	23,339	(18,004)
Financing activities:
Sale of common stock, net	134,000	—	—
Net proceeds from common stock issued under stock-based compensation plans	1,581	317	5,479
Proceeds from senior credit facility	—	22,658	—
Increase in lease financing obligation	122	329	—
Net cash provided by financing activities:	135,703	23,304	5,479
Increase (decrease) in cash and cash equivalents	28,178	(6,795)	(25,641)
Cash and cash equivalents at beginning of year	22,104	28,899	54,540
Cash and cash equivalents at end of year	$50,282	$22,104	$28,899

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2014	$720	$542,943	$(130)	$(467,898)	$75,635
Net loss	—	—	—	(43,019)	(43,019)
Other comprehensive loss	—	—	(76)	—	(76)
Exercise of stock options, 1,359 shares, net	14	5,110	—	—	5,124
Employee stock purchase plan sales, 41 shares, net	—	355	—	—	355
Stock-based compensation expense	—	9,705	—	—	9,705
Balance at December 31, 2015	734	558,113	(206)	(510,917)	47,724

Net loss	—	—	—	(55,144)	(55,144)
Other comprehensive income	—	—	194	—	194
Exercise of stock options, 351 shares, net	3	(15)	—	—	(12)
Employee stock purchase plan sales, 75 shares, net	1	328	—	—	329
Stock-based compensation expense	—	8,487	—	—	8,487
Balance at December 31, 2016	738	566,913	(12)	(566,061)	1,578

Net loss	—	—	—	(65,782)	(65,782)
Other comprehensive (loss)	—	—	(231)	—	(231)
Exercise of stock options, 609 shares, net	6	1,230	—	—	1,236
Employee stock purchase plan sales, 95 shares, net	1	344	—	—	345
Issuance of common stock, 23,925 shares, net	239	133,761			134,000
Stock-based compensation expense	—	12,621	—	—	12,621
Balance at December 31, 2017	$984	$714,869	$(243)	$(631,843)	$83,767

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

With the funds available at December 31, 2017, the Company believes these resources will be sufficient to fund its operations at least through the third quarter of 2019. The Company has sustained operating losses for the majority of its corporate history and expects that its 2018 expenses will exceed its 2018 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, its planned operations raise doubt about its ability to continue as a going concern beyond the third quarter of 2019. The Company’s liquidity needs will be largely determined by the success of operations in regards to the progression of its product candidates in the future. The Company also may consider other plans to fund operations beyond the third quarter of 2019 including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

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

Restricted Cash

Restricted cash as of December 31, 2017 reflects $1,876 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 3) and $1,410 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its new Birmingham research facilities.

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At December 31, 2017, the Company believes that the cost of its investments is recoverable in all material respects.

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

	December 31, 2017
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$60,121	$177	$—	$(122)	$60,176
Corporate debt securities	34,021	203	—	(108)	34,116
Certificates of deposit	11,099	32	1	(14)	11,118
Total investments	$105,241	$412	$1	$(244)	$105,410

	December 31, 2016
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$20,266	$34	$2	$(4)	$20,298
Corporate debt securities	6,179	26	2	(8)	6,199
Certificates of deposit	14,962	17	7	(11)	14,975
Total investments	$41,407	$77	$11	$(23)	$41,472

The following table summarizes the scheduled maturity for the Company’s investments at December 31, 2017 and 2016.

	2017	2016
Maturing in one year or less	$64,115	$32,546
Maturing after one year through two years	34,257	8,926
Maturing after two years	7,038	—
Total investments	$105,410	$41,472

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Receivable from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi, Green Cross Corporation (“Green Cross”), Mundipharma International Holdings Limited (“Mundipharma”) and Seqirus UK Limited (“SUL”), and product sales to SUL. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At December 31, 2017 and December 31, 2016, the Company had the following receivables.

	December 31, 2017
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$42	$2,020	$2,062
Shionogi & Co. Ltd.	1,600	—	1,600
Green Cross Corporation	1,388	28	1,416
Mundipharma International Holdings Limited	47	—	47
Seqirus UK Limited	825	167	992
Total receivables	$3,902	$2,215	$6,117

	December 31, 2016
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$3,495	$3,495
Shionogi & Co. Ltd.	3,451	—	3,451
Green Cross Corporation	686	—	686
Seqirus UK Limited	957	179	1,136
Total receivables	$5,094	$3,674	$8,768

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

Inventory

At December 31, 2017 and December 31, 2016, the Company’s inventory consisted primarily of peramivir work in process and is being manufactured for the Company’s partners. Inventory is stated at the lower of cost and net realizable value, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of December 31, 2017 and December 31, 2016, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Accrued expenses were comprised of the following:

	December 31,
	2017	2016
Compensation and benefits	$2,905	$425
Development costs	6,683	7,427
Inventory	—	705
Professional fees	729	242
Duties and taxes	148	56
Other	2,234	1,981
Total accrued expenses	$12,699	$10,836

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (“TCJA”). SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740, Income Taxes. As of December 31, 2017, the Company has not completed its accounting related to the enactment of the Tax Act. However, the Company has made reasonable estimates of the effects on its income tax provision with respect to certain items, primarily the revaluation of its existing U.S. deferred tax balances as described in Note 8.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. During 2017 and 2016, a realized loss of $1 and a realized gain of $11, respectively, were reclassified out of accumulated other comprehensive loss.

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

In June 2015, the Company entered into a License Agreement (the “SUL Agreement”) granting SUL and its affiliates worldwide rights, excluding Israel, Japan, Korea and Taiwan, to develop, manufacture and commercialize RAPIVAB. The SUL Agreement provides for various types of payments, including a non-refundable upfront fee, milestone payments, and future royalties. Analysis of the SUL Agreement identified three deliverables: (i) license rights, (ii) inventory and (iii) regulatory support to obtain Canadian and European Union (“EU”) marketing approvals. The Company received an upfront payment of $33,740 from SUL, of which $7,000 was determined to be contingent upon EU marketing approval and will be deferred until that time. Approximately $21,777 of the upfront payment was allocated to the license rights and recognized as revenue in 2015. Approximately $3,740 of the upfront payment was allocated to the pending sale of inventory and was recognized in 2015, when the inventory transfer was completed. Approximately $1,223 of the revenue from the SUL Agreement was recognized over the period of involvement in regulatory support activities.

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

During 2017, the Company received a $2,000 milestone payment related to the approval of RAPIVAB by Health Canada and a $5,000 milestone payment associated with the FDA approval of a supplemental new drug application (“sNDA”) for RAPIVAB extending its availability for the treatment of acute uncomplicated influenza to pediatric patients two years and older. The Company evaluated each event based payment under the provisions of ASU 2010-17, Milestone Method of Revenue Recognition, and determined that each event based payment met the criteria to be considered substantive and represents a milestone under the milestone method of accounting. Under the terms of the SUL Agreement, the Company may receive an additional $5,000 payment related to the successful marketing approval by the EMA for an adult indication in the EU. No event-based payments were achieved during 2016.

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company recorded the following revenues for the years ended December 31:

	2017	2016	2015
Product sales, net	$1,501	$2,269	$6,291
Royalty revenue	10,543	9,682	2,386
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	4,608	12,449	16,337
Green Cross Corporation	—	—	132
Shionogi & Co. Ltd.	1,184	1,184	1,184
Seqirus UK Limited	7,350	769	21,927
Total collaborative and other research and development revenues	13,142	14,402	39,580
Total revenues	$25,186	$26,353	$48,257

Advertising

The Company engages in very limited distribution and direct-response advertising when promoting RAPIVAB. Advertising and promotional costs are expensed as the costs are incurred. The Company did not incur advertising and product promotion expenses in 2017 and 2016. Advertising and product promotion expenses were $103 for the year ended December 31, 2015.

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

Interest Expense and Deferred Financing Costs

Interest expense for the years ended December 31, 2017, 2016 and 2015 was $8,565, $6,487 and $5,200, respectively, and primarily relates to the issuance of the PhaRMA Notes (defined in Note 3) and the Senior Credit Facility (defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes and the Senior Credit Facility have been capitalized and are netted against the non-recourse notes payable and Senior Credit Facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the PhaRMA Notes and the Senior Credit Facility using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $876, $558 and $439 for each of the years ended December 31, 2017, 2016 and 2015, respectively.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Lease Financing Obligation

Based on the terms of the lease agreement for the new research facility in Birmingham, Alabama, the Company had construction period risks during the construction period and the Company was deemed the owner of the building (for accounting purposes only) during the construction period, which ended in 2016. Accordingly, the Company recorded an asset of $1,589 at December 31, 2015, representing the Company’s leased portion of the building and recorded a corresponding liability. Upon completion of leasehold improvement construction, the Company did not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease is accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease of 20.5 years, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease or construction in process. Interest expense for the years ended December 31, 2017 and 2016 includes $299 and $408, respectively, related to the lease financing obligation.

At each of December 31, 2017 and 2016, the lease financing obligation balance was $2,704 and was recorded as a long-term liability on the consolidated balance sheets. At December 31, 2017 the remaining future minimum payments under the lease financing obligation are $4,334.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the years ended December 31, 2017, 2016 and 2015 resulted in losses of $1,787, $1,654 and $564, respectively. Mark to market adjustments are determined by a third-party pricing model which uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. In addition, realized currency exchange gains of $966, $811 and $1,654 were recognized in 2017, 2016 and 2015, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under the Company’s foreign currency hedge. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2017 and December 31, 2016, no hedge collateral was posted under the Currency Hedge Agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, outstanding warrants, and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the years ended December 31, 2017, 2016, and 2015 does not include 2,067, 1,226 and 3,524 respectively, of potential common shares as their impact would be anti-dilutive.

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Other than royalty revenues, the Company’s primary source of revenue that has an underlying cash flow stream is the reimbursement of galidesivir (formerly BCX4430) development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS. The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its galidesivir program. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion or termination of the NIAID/HHS and BARDA/HHS galidesivir contracts could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. The Company recognizes royalty revenue from the net sales of RAPIACTA by Shionogi; however, the underlying cash flow from these royalty payments, except for Japanese government stockpiling sales, goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. Further, the Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

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

Note 2 — Property and Equipment

Property and equipment consisted of the following at December 31:

	2017	2016
Furniture and fixtures	$566	$540
Office equipment	146	141
Software	1,125	1,117
Laboratory equipment	2,984	3,252
Leased equipment	152	—
Leasehold improvements	8,405	8,294
Building	1,495	1,495
	14,873	14,839
Less accumulated depreciation and amortization	(5,327)	(4,917)
Property and equipment, net	$9,546	$9,922

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $704, $483 and $180, respectively.

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

In September 2014, Royalty Sub was unable to pay the accrued interest obligation due September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet, and thereafter. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of December 31, 2017, the PhaRMA Notes remain in default.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of December 31, 2017, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments in 2017, 2016 and 2015 resulted in losses of $1,787, $1,654 and $564, respectively. In addition, realized currency exchange gains of $966, $811 and $1,654 were recognized in 2017, 2016 and 2015, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under the Company’s foreign currency hedge. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2017 and 2016, no collateral was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of December 31, 2017, the maximum amount of hedge collateral the Company may be required to post is $5,850.

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

As of December 31, 2017, the Company had borrowings of $23,000 under the Senior Credit Facility bearing an interest rate of 9.4%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. Scheduled principal repayments of the Senior Credit Facility are as follows:

Principal Payments
2018	$6,900
2019	6,900
2020	6,900
2021	2,300
Total	$23,000

The debt agreement contains two provisions that if deemed probable would create the recognition of an embedded feature; however, at this time we do not believe either provision is probable.

Note 5 — Lease Obligations and Other Contingencies

The Company has the following minimum payments under operating lease obligations that existed at December 31, 2017:

2018	$1,169
2019	1,154
2020	862
2021	479
2022	490
Thereafter	1,999
Total minimum payments	$6,153

The obligations in the preceding table are primarily related to the Company’s leases for buildings in Birmingham, Alabama and Durham, North Carolina. The lease for the Company’s headquarters in Durham, North Carolina expires June 30, 2020. The lease for the Company’s research facility in Birmingham, Alabama expires October 31, 2026. Rent expense for operating leases was $617, $721 and $664 in 2017, 2016, and 2015, respectively.

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

At each of December 31, 2017 and 2016, the lease financing obligation balance was $2,704 and was recorded as a long-term liability on the consolidated balance sheets. The remaining future minimum payments under the lease financing obligation are $4,334.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 6 — Stockholders’ Equity

Sales of Common Stock

In March 2017, the Company completed a public offering of 6,061 shares of its common stock at a price of $8.50 per share, which included the underwriters’ overallotment option to purchase additional shares. Net proceeds were approximately $47,750 after deducting underwriting discounts and offering expenses.

In September 2017, the Company completed a public offering of 17,864 shares of its common stock at a price of $5.15 per share, which included the underwriters’ overallotment option to purchase additional shares. Net proceeds were approximately $86,250 after deducting underwriting discounts and offering expenses.

On November 8, 2017, the Company filed a $200,000 shelf registration statement on Form S-3 with the SEC. This shelf registration statement became effective on December 12, 2017 and allows the Company to sell securities, including common stock, preferred stock, depository shares, stock purchase contracts, warrants and units, from time to time at prices and on terms to be determined at the time of sale.

Note 7 — Stock-Based Compensation

Stock Incentive Plan

As of December 31, 2017, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in April 2017 and approved by the Company’s stockholders in May 2017. The ESPP was amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $12,621 ($12,421 of expense related to the Incentive Plan, $200 of expense related to the ESPP) was recognized during 2017, while $8,487 ($8,340 of expense related to the Incentive Plan, $147 of expense related to the ESPP) was recognized during 2016, and $9,705 ($9,485 of expense related to the Incentive Plan, $220 of expense related to the ESPP) was recognized during 2015.

The Company accounts for stock-based compensation in accordance with FASB authoritative guidance regarding share-based payments. Total stock-based compensation was allocated as follows:

	Year Ended December 31,
	2017	2016	2015
Research and development	$9,602	$6,088	$7,580
General and administrative	3,019	2,399	2,125
Total stock-based compensation expense	$12,621	$8,487	$9,705

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Commencing March 1, 2011, stock option awards and restricted stock units granted to employees generally vest 25% each year until fully vested after four years. In January 2013, the Company made retention grants of stock option awards and restricted stock units. These awards vest 50% each year until fully vested after two years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of December 31, 2017, 75% of the August 2013 grants have vested based upon achievement of three milestones: (1) successful completion of the OPuS-1 clinical trial, for which vesting occurred in the second quarter of 2014, (2) FDA approval of RAPIVAB, for which vesting occurred in the fourth quarter of 2014, and (3) initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers, for which vesting occurred in the second quarter of 2015. As of December 31, 2017, 30% of the December 2014 grants have vested based upon achievement of successful completion of an HAE patient trial with a 2nd generation compound, for which vesting occurred in August 2017. Thus, as of December 31, 2017, 25% of the August 2013 performance-based grants and 70% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2014	2,362	9,605	$6.21
Restricted stock awards granted	(163)	—	—
Restricted stock awards cancelled	1	—	—
Stock option awards granted	(2,217)	2,217	11.52
Stock option awards exercised	—	(1,118)	4.36
Stock option awards cancelled	33	(33)	9.87
Balance at December 31, 2015	16	10,671	7.50
Plan amendment	3,800	—	—
Restricted stock awards granted	(34)	—	—
Restricted stock awards cancelled	22	—	—
Stock option awards granted	(2,248)	2,248	3.20
Stock option awards exercised	—	(107)	2.63
Stock option awards cancelled	717	(717)	10.78
Balance at December 31, 2016	2,273	12,095	6.55
Plan amendment	1,000	—	—
Restricted stock awards granted	(22)	—	—
Restricted stock awards cancelled	12	—	—
Stock option awards granted	(3,915)	3,915	5.33
Stock option awards exercised	—	(438)	3.50
Stock option awards cancelled	1,120	(1,120)	9.72
Balance at December 31, 2017	468	14,452	$6.06

As of December 31, 2017, there were 210 restricted stock unit awards outstanding.

For stock option awards granted under the Incentive Plan during 2017, 2016 and 2015, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during 2017, 2016 and 2015 was $3.63, $2.17 and $7.72, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following explanations describe the assumptions used by the Company to value the stock option awards granted during 2017, 2016, and 2015. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the volatility over the most recent period corresponding with the expected life. The Company has assumed no expected dividend yield, as dividends have never been paid to stockholders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted under the Incentive Plan

	2017	2016	2015
Expected Life	5.5	5.5	5.5
Expected Volatility	82%	82%	81%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	2.0%	1.4%	1.6%

The total intrinsic value of stock option awards exercised under the Incentive Plan was $1,964 during 2017, $339 during 2016 and $10,117 during 2015. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of stock option awards exercised) received by all individuals who exercised stock option awards during the period.

The following table summarizes, at December 31, 2017, by price range: (1) for stock option awards outstanding under the Incentive Plan, the number of stock option awards outstanding, their weighted average remaining life and their weighted average exercise price; and (2) for stock option awards exercisable under the Plan, the number of stock option awards exercisable and their weighted average exercise price:

			Outstanding			Exercisable
Range			Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0	to	3	1,724	4.7	$1.64	1,598	$1.55
3	to	6	8,303	7.5	4.63	3,066	4.31
6	to	9	854	3.0	6.90	848	6.89
9	to	12	2,857	7.1	11.00	1,383	10.98
12	to	15	619	6.9	12.29	308	12.39
15	to	18	95	7.5	15.39	47	15.39
$0	to	18	14,452	6.8	$6.06	7,250	$5.69

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The weighted average remaining contractual life of stock option awards exercisable under the Incentive Plan at December 31, 2017 was 5.1 years.

The aggregate intrinsic value of stock option awards outstanding and exercisable under the Incentive Plan at December 31, 2017 was $7,631. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money stock option awards) that would have been received by all stock option award holders under the Incentive Plan had they exercised their stock option awards at the end of the year.

The total fair value of the stock option awards vested under the Incentive Plan was $9,310 during 2017, $6,380 during 2016 and $4,492 during 2015.

As of December 31, 2017, the number of stock option awards vested and expected to vest under the Incentive Plan is 13,267. The weighted average exercise price of these stock option awards is $5.95 and their weighted average remaining contractual life is 6.8 years.

The following table summarizes the changes in the number and weighted-average grant-date fair value of non-vested stock option awards during 2017:

	Non-Vested Stock Option Awards	Weighted Average Grant-Date Fair Value
Balance December 31, 2016	5,598	$5.40
Stock option awards granted	3,915	3.63
Stock option awards vested	(1,916)	4.86
Stock option awards forfeited	(395)	5.84
Balance December 31, 2017	7,202	$4.56

As of December 31, 2017, there was approximately $17,785 of total unrecognized compensation cost related to non-vested employee stock option awards and restricted stock units granted by the Company. That cost is expected to be recognized as follows: $7,607 in 2018, $5,452 in 2019, $3,365 in 2020 and $1,361 in 2021.

Employee Stock Purchase Plan

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 326 shares remain available for purchase at December 31, 2017. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year.

There were 95, 75 and 41 shares of common stock purchased under the ESPP in 2017, 2016, and 2015, respectively, at a weighted average price per share of $3.61, $4.36 and $8.65, respectively. Expense of $200, $147 and $220 related to the ESPP was recognized during 2017, 2016, and 2015, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model. The weighted average grant date fair values of shares granted under the ESPP during 2017, 2016, and 2015, were $2.18, $1.95 and $4.93, respectively.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 8 — Income Taxes

The Company has incurred net losses since inception and, consequently, has not recorded any U.S. Federal and state income tax expense or benefit. The differences between the Company’s effective tax rate and the statutory tax rate in 2017, 2016, and 2015 are as follows:

	2017	2016	2015
Income tax benefit at federal statutory rate	$(23,024)	$(19,300)	$(15,057)
State and local income taxes net of federal tax benefit	(1,611)	(1,173)	(819)
Permanent items	910	1,057	560
Rate change	71,155	1,080	1,012
Expiration of attribute carryforwards	918	559	330
Effect of ASU 2016-09	(5,949)	—	—
Research and development tax credits	(1,977)	(4,681)	(10,454)
Orphan drug credit	564	1,798	4,307
Other	1,639	822	(218)
Change in valuation allowance	(42,625)	19,838	20,339
Income tax expense	$—	$—	$—

In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Among other things, the TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $73,474 to income tax expense in continuing operations and a corresponding reduction in the valuation allowance. As a result, there was no impact on our consolidated statements of operations from the reduction in tax rate. The other provisions of the TCJA did not have a material impact on the consolidated financial statements.

We adopted ASU 2016-09 during the quarter ended March 31, 2017. As a result of the adoption, the net federal and state operating losses deferred tax assets increased by $5,949 million and were offset by a corresponding increase in the valuation allowance. The adoption of ASU 2016-09 had no impact on our consolidated balance sheets or consolidated statements of operations.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016
Balance at January 1,	$4,255	$3,085
Additions to current period tax positions	495	1,170
Additions to prior period tax positions	—	—
Reductions to prior period tax provisions	—	—
Balance at December 31,	$4,750	$4,255

The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended and similar state tax law.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2017	2016
Deferred tax assets:
Net federal and state operating losses	$117,787	$158,618
Research and development credits	55,208	53,231
Deferred revenue	1,854	3,484
Stock-based compensation	6,424	8,952
Other	2,046	2,849
Total deferred tax assets	183,319	227,134
Deferred tax liabilities:
Fixed assets	(421)	(674)
Foreign currency derivative	(478)	(1,415)
Total deferred tax liabilities	(899)	(2,089)

Valuation allowance	(182,420)	(225,045)
Net deferred tax assets	$—	$—

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The majority of the Company’s deferred tax assets relate to net operating loss and research and development carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to these carryforwards. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax assets until it is more likely than not that the related tax benefits will be realized. The Company’s valuation allowance decreased by $42,625 in 2017 primarily because of the remeasurement required by TCJA and increased by $19,837 in 2016 and $20,339 in 2015.

As of December 31, 2017, the Company had federal operating loss carryforwards of $484,705, state net operating loss carryforwards of $431,470, and research and development and orphan drug credit carryforwards of $59,958, which will expire at various dates from 2018 through 2036. The federal losses begin to expire in 2018, the state losses begin to expire in 2018 and the research and development credit carryforwards begin to expire in 2018.

Tax years 2014-2016 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2014 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there were no provisions or accruals for interest and penalties in 2017, 2016 and 2015.

Note 9 — Employee 401(k) Plan

In January 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $664, $504 and $366, in 2017, 2016 and 2015, respectively.

Note 10 — Collaborative and Other Research and Development Contracts

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including amendments, are to file IND applications for intravenous (“i.v.”) and intramuscular (“i.m.”) galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, including Ebola virus disease, and to conduct an initial Phase 1 human clinical trial. As of December 31, 2017, the total NIAID/HHS contract amount to advance the program through the completion of the Phase I clinical program is $39,477. As of December 31, 2017, all options have been exercised under this contract.

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of December 31, 2017, a total of $20,574 has been awarded under exercised options within this contract.

The contracts with NIAID/HHS and BARDA/HHS are cost-plus-fixed-fee contracts. That is, the Company is entitled to receive reimbursement for all costs incurred in accordance with the contract provisions that are related to the development of galidesivir plus a fixed fee, or profit. BARDA/HHS and NIAID/HHS will make periodic assessments of progress and the continuation of the contract is based on the Company’s performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate these contracts. These contracts are terminable by the government at any time for breach or without cause.

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

Under the terms of the SUL Agreement, the Company received an upfront payment of $33,740, has received $7,000 of milestone payments and may receive an additional $5,000 milestone payment related to the successful marketing approval by the EMA for an adult indication in the EU (ALPIVAB). The Company is also entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, the Company receives tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 - June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the SUL Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the SUL Agreement (the "Royalty Term"). The Company developed peramivir under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from SUL.

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

In December 2017, the Company, on behalf of Royalty Sub, instituted arbitration proceedings against Shionogi in order to resolve a dispute with Shionogi under the Shionogi Agreement regarding the achievement of sales milestones and escalating royalties. In the event that the Company prevails in the arbitration, any amounts realized in the arbitration or in respect of the milestone payments and escalating royalties that are the subject of the arbitration would be for the benefit of Royalty Sub and be used by Royalty Sub to service its obligations under the non-recourse PhaRMA Notes (except for any amounts realized by the Company in respect of royalties relating to sales to Japanese governmental entities, which amounts would be retained by the Company). The costs associated with the arbitration proceedings are expected to be paid out of the assets of Royalty Sub in accordance with the terms of the indenture and servicing agreement relating to the PhaRMA Notes, except to the extent such costs are recovered in connection with any arbitration award in favor of the Company and Royalty Sub if they prevail in the arbitration proceedings. Arbitration proceedings, like other legal proceedings, are inherently uncertain. As a result, the Company cannot assure you that the Company will prevail in the arbitration. As any arbitration award in favor of the Company would accrue primarily to the benefit of Royalty Sub and the holders of the PhaRMA Notes, and because the costs associated with the arbitration proceedings are expected to come out of the assets of Royalty Sub if not recovered as part of any arbitration award in favor of the Company and Royalty Sub, the Company does not currently anticipate that these arbitration proceedings will have a material adverse impact on the Company.

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

Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of Mundesine, a Purine Nucleoside Phosphorylase (“PNP”) inhibitor, for use in oncology (the “Original Agreement”). Under the terms of the Original Agreement, Mundipharma obtained rights to Mundesine in markets across Europe, Asia, and Australasia in exchange for a $10,000 up-front payment.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company deferred revenue recognition of the $10,000 up-front payment that was received from Mundipharma in February 2006 because the Company was involved in the continued development of Mundesine. Amortization of this revenue commenced in February 2006 and was initially scheduled to end in October 2017, which is the date of expiration for the last-to-expire patent covered by the agreement. The Company also deferred revenue recognition of a $5,000 payment received from Mundipharma in connection with the initiation of a clinical trial in 2007. Amortization of this revenue commenced in 2007 and was initially scheduled to end in October 2017. Under its agreement with AECOM/IRL, the Company paid sublicense payments related to these upfront cash payments received from Mundipharma. Expense recognition of these sublicense payments was deferred and recognized under the same term as the related deferred revenue.

On November 11, 2011, the Company entered into the Amended and Restated License and Development Agreement (the “Amended and Restated Agreement”) with Mundipharma, amending and restating the Original Agreement. Under the terms of the Amended and Restated Agreement, Mundipharma obtained worldwide rights to Mundesine. Commencing on November 11, 2011, Mundipharma controls the development and commercialization of Mundesine and assumes all future development and commercialization costs. The Amended and Restated Agreement provides for the possibility of future event payments totaling $15,000 for achieving specified regulatory events for certain indications and tiered royalties ranging from mid to high single-digit percentages of net product sales in each country where Mundesine is sold by Mundipharma. These royalties are subject to downward adjustments based on the then-existing patent coverage and/or the availability of generic compounds in each country.

The Amended and Restated Agreement is a multiple element arrangement for accounting purposes, in which the Company is required to deliver to Mundipharma both the worldwide rights to Mundesine in the field of oncology and the transfer of product data and know-how to permit Mundipharma to develop and commercialize Mundesine (the “Knowledge Transfer”). The Company accounted for these elements as a combined unit of accounting as they do not have stand-alone value to Mundipharma. The worldwide license rights were granted to Mundipharma on November 11, 2011 and the Knowledge Transfer was completed during the first quarter of 2012. Upon completion of the Knowledge Transfer, the remaining deferred revenue and deferred expense was recognized in full.

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

Note 11 — Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2017 Quarters
Revenues	$9,437	$3,099	$8,760	$3,890
Net Loss	(14,219)	(16,886)	(15,134)	(19,543)
Basic and diluted net loss per share	(0.19)	(0.21)	(0.18)	(0.20)
2016 Quarters
Revenues	$4,820	$4,787	$7,763	$8,983
Net Loss	(22,832)	(16,281)	(11,528)	(4,503)
Basic and diluted net loss per share	(0.31)	(0.22)	(0.16)	(0.06)

Note 12 — Recent Accounting Pronouncements

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (“TCJA”). SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740, Income Taxes. As of December 31, 2017, the Company has not completed its accounting related to the enactment of the Tax Act. However, the Company has made reasonable estimates of the effects on its income tax provision with respect to certain items, primarily the revaluation of its existing U.S. deferred tax balances as described in Note 8.

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In March 2016, the FASB issued Accounting Standards Update No. 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in paid in capital. Under ASU 2016-09, these previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2017, the start of the year in which the Company adopted ASU 2016-09. The U.S. federal and state net operating losses and credits recognized as of January 1, 2017 have been offset by a full valuation allowance. As a result, there is no cumulative-effect adjustment to retained earnings as of December 31, 2017. The Company elected not to change its policy on accounting for forfeitures and continues to estimate the total number of awards for which the requisite service period will not be rendered. The Company adopted ASU 2016-09 as of January 1, 2017. Adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

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

Note 13 — Subsequent Event

Agreement and Plan of Merger

On January 21, 2018, BioCryst, Idera Pharmaceuticals, Inc. (“Idera”), a Delaware corporation, Nautilus Holdco, Inc., a Delaware corporation and a direct, wholly owned subsidiary of BioCryst (“Holdco”), Island Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco (“Merger Sub A”), and Boat Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco (“Merger Sub B”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, (a) Merger Sub A shall be merged with and into Idera (the “Idera Merger”), with Idera surviving as a wholly owned subsidiary of Holdco, and (b) Merger Sub B shall be merged with and into BioCryst (the “BioCryst Merger”, and, together with the Idera Merger, the “Mergers”), with BioCryst surviving as a wholly owned subsidiary of Holdco. Holdco will be renamed prior to the closing of the Mergers.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Pursuant to the Merger Agreement, upon completion of the Mergers, each issued and outstanding share of Idera common stock will be converted into the right to receive 0.20 shares of Holdco common stock (the "Idera exchange ratio"), and each issued and outstanding share of BioCryst common stock will be converted into the right to receive 0.50 shares of Holdco common stock (the "BioCryst exchange ratio" and together with the Idera exchange ratio, the "exchange ratios"). The exchange ratios will not be adjusted for changes in the market price of either BioCryst common stock or Idera common stock between the date of signing of the Merger Agreement and completion of the Mergers. Upon completion of the Mergers, each issued and outstanding share of Idera preferred stock (with certain exceptions) will be converted into the right to receive an amount of Holdco common stock based on its liquidation preference.

The Merger Agreement has been unanimously approved by the boards of directors of BioCryst and Idera. The transaction is subject to approval by the stockholders of both companies, as well as regulatory approvals and satisfaction of other customary closing conditions. On February 15, 2018, the Federal Trade Commission notified BioCryst that its request for early termination of the waiting period under the HSR Act had been granted. Affiliates of Baker Bros. Advisors, LP ("Baker Brothers"), which, as of the date of the Merger Agreement, are the beneficial owner of approximately 14% of issued and outstanding BioCryst common stock and approximately 9% of issued and outstanding Idera common stock, have agreed, among other things, to vote their shares of BioCryst common stock and Idera common stock in favor of the proposal to adopt the Merger Agreement at each of the BioCryst special meeting and Idera special meeting. The combined company, which will be renamed post-closing, will be headquartered in Exton, PA, at the current Idera headquarters, with a consolidated research center in Birmingham, AL, at the current BioCryst facility. The transaction is expected to be completed during the second quarter of 2018.

On March 6, 2018, a purported stockholder of BioCryst filed a putative class action lawsuit against BioCryst, the BioCryst board of directors, Idera, Holdco, Merger Sub A and Merger Sub B in the United States District Court for the District of Delaware, captioned Melvyn Klein v. BioCryst Pharmaceuticals, Inc., et al., Case No. 1:18-cv-00358-UNA. The complaint alleges that the defendants violated Sections 14(a) and 20(a) of the Exchange Act because the preliminary Form S-4 filed with the Securities and Exchange Commission allegedly contains material omissions and misstatements. The complaint seeks, among other things, injunctive relief preventing the consummation of the Mergers until additional disclosures are made, and damages. The defendants believe that the action is without merit.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of BioCryst Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioCryst Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Raleigh, North Carolina

March 12, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of BioCryst Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited BioCryst Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway (2013 framework) (the COSO criteria). In our opinion, BioCryst Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 12, 2018

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner under the Exchange Act of 1934. We carried out an evaluation as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15 under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures are effective. We believe that our disclosure controls and procedures will ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2017, our internal control over financial reporting was effective. Management believes our internal control over financial reporting will provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on page 80 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Items to be Voted on — 1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and incorporated herein by reference or, in the event we do not prepare and file such Proxy Statement, such information shall be filed as an amendment to this Form 10-K. Such information shall be filed no later than April 30, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2017,” “Outstanding Equity Awards at December 31, 2017,” “2017 Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” “2017 Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and incorporated herein by reference or, in the event we do not prepare and file such Proxy Statement, such information shall be filed as an amendment to this Form 10-K. Such information shall be filed no later than April 30, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and incorporated herein by reference or, in the event we do not prepare and file such Proxy Statement, such information shall be filed as an amendment to this Form 10-K. Such information shall be filed no later than April 30, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and incorporated herein by reference or, in the event we do not prepare and file such Proxy Statement, such information shall be filed as an amendment to this Form 10-K. Such information shall be filed no later than April 30, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of Appointment of Independent Registered Public Accountants” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and incorporated herein by reference or, in the event we do not prepare and file such Proxy Statement, such information shall be filed as an amendment to this Form 10-K. Such information shall be filed no later than April 30, 2018.

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

(b)  Exhibits.

Number	Description

2.1*	Agreement and Plan of Merger, dated as January 21, 2018, by and among BioCryst Pharmaceuticals, Inc., Idera Pharmaceuticals, Inc., Nautilus Holdco, Inc., Island Merger Sub, Inc. and Boat Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed January 22, 2018.

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.4	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.7	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

4.1	Indenture, dated as of March 9, 2011 by and between JPR Royalty Sub LLC and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q filed May 6, 2011.

10.1&	Amended and Restated Stock Incentive Plan dated March 29, 2012. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed May 25, 2012.

10.2&	Amended and Restated Stock Incentive Plan dated March 8, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 5, 2014.

10.3&	Amended and Restated Stock Incentive Plan, dated April 4, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed May 23, 2016.

10.4&	Amended and Restated Stock Incentive Plan dated April 3, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 30, 2017.

10.5&	Amended and Restated Employee Stock Purchase Plan dated March 29, 2012. Incorporated by reference to the Company’s Form 8-K, filed May 25, 2012.

10.6&	Amended and Restated Employee Stock Purchase Plan dated March 8, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 5, 2014.

10.7&	Form of Notice of Grant of Non-Employee Director Automatic Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed March 4, 2008.

10.8&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K filed March 4, 2008.

10.9&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed March 2, 2015.

10.10&	Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K filed March 2, 2015.

10.11&	Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 12, 2012.

10.12&	Executive Relocation Policy. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed March 4, 2008.

10.13&	Amended and Restated Employment Letter Agreement dated February 14, 2007, by and between the Company and Jon P. Stonehouse. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2006, filed March 14, 2007.

10.14&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Thomas R. Staab II, dated May 23, 2011. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 25, 2011.

10.15&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan dated June 12, 2008. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-Q filed August 8, 2008.

10.16&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Yarlagadda S. Babu dated April 27, 2012. Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K filed March 10, 2014.

10.17&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Alane P. Barnes dated August 8, 2013. Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K filed March 10, 2014.

10.18&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Lynne Powell dated December 30, 2014. Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed March 2, 2015.

10.19#	Agreement dated January 3, 2007, between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, as amended by Amendment number 1 dated January 3, 2007 and Amendment number 2 dated May 11, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2007. (Portions omitted pursuant to request for confidential treatment.)

10.20	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, dated October 2, 2007. Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed March 4, 2008.

10.21	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated April 3, 2008. Incorporated by reference to Exhibit 10.29 of the Company’s Form 10-Q filed August 8, 2008.

10.22	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated July 2, 2008. Incorporated by reference to Exhibit 10.30 of the Company’s Form 10-Q filed August 8, 2008.

10.23	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated August 18, 2008. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 7, 2008.

10.24	Amendment #7 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated November 17, 2008. Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 6, 2009.

10.25	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated March 13, 2009. Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed March 9, 2010.

10.26	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated September 18, 2009. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 6, 2009.

10.27	Amendment #10 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated October 15, 2009. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2009.

10.28	Amendment #11 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 23, 2011. Incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed March 15, 2011.

10.29	Stop-Work Order from U.S. Department of Health and Human Services, dated March 26, 2013, relating to Agreement dated January 3, 2007 between the Company and the U.S. Department of Health and Human Services. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 9, 2013.

10.30	Amendment #13 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 15, 2012. Incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K filed March 10, 2014.

10.31	Amendment #14 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated June 4, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed June 5, 2013.

10.32#	Amendment #15 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated September 5, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 8, 2013. (Portions omitted pursuant to request for confidential treatment.)

10.33	Amendment #16 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated December 17, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2013.

10.34	Amendment #17 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 21, 2014. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 26, 2014.

10.35	Order for Supplies or Services from the U.S. Department of Health & Human Services, dated November 4, 2009. Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed March 9, 2010.

10.36	Amendment #18 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated March 28, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2014.

10.37	Amendment #19 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated April 29, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 2, 2014.

10.38	Amendment #20 to the Agreement to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated May 30, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2014.

10.39#	License, Development and Commercialization Agreement dated as of February 28, 2007, by and between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007. (Portions omitted pursuant to request for confidential treatment.)

10.40#	First Amendment to License, Development and Commercialization Agreement, effective as of September 30, 2008, between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed March 6, 2009. (Portions omitted pursuant to request for confidential treatment.)

10.41	Riverchase Business Park Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 filed August 8, 2000.

10.42	Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 9, 2007.

10.43	Fourth Amendment to the Lease Agreement dated February 1, 2012, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed March 11, 2013.

10.44	Fifth Amendment to Lease Agreement dated January 15, 2015, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.42 of the Company’s Form 10-K filed March 2, 2015.

10.45	Stock and Warrant Purchase Agreement dated as of August 6, 2007, by and among BioCryst Pharmaceuticals, Inc. and each of the Investors identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed August 7, 2007.

10.46	Stock Purchase Agreement, dated as of February 17, 2005, by and among BioCryst Pharmaceuticals, Inc., Baker Bros. Investments, L.P., Baker Biotech Fund II, L.P., Baker Bros. Investments II, L.P., Baker Biotech Fund II (Z), L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund I, L.P., Baker Biotech Fund III (Z), L.P. and 14159, L.P. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 17, 2005.

10.47#	Development and License Agreement dated as of February 1, 2006, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Holdings Limited. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed May 2, 2006. (Portions omitted pursuant to request for confidential treatment.)

10.48#	Amended and Restated Development and License Agreement, dated as of November 11, 2011, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Corporation Limited. Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.49#	License Agreement dated as of June 27, 2000, by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., as amended by the First Amendment Agreement dated as of July 26, 2002 and the Second Amendment Agreement dated as of April 15, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2005. (Portions omitted pursuant to request for confidential treatment.)

10.50#	Third Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of December 11, 2009. Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed March 9, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.51#	Fourth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of May 5, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 6, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.52#	Fifth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of November 17, 2011. Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.53#	Sixth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of June 19, 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 8, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.54	Novation Agreement among Albert Einstein College of Medicine of Yeshiva University, BioCryst Pharmaceuticals, Inc., Mundipharma International Corporation Limited, Callaghan Innovation Research Limited, and Victoria Link Limited, dated May 18, 2015. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed August 7, 2015.

10.55	Novation Agreement among Albert Einstein College of Medicine of Yeshiva University, BioCryst Pharmaceuticals, Inc., Callaghan Innovation Research Limited, and Victoria Link Limited, dated June 24, 2015. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed August 7, 2015.

10.56	Purchase and Sale Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and JPR Royalty Sub LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 6, 2011.

10.57	Pledge and Security Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 6, 2011.

10.58	Confirmation of terms and conditions of ISDA Master Agreement, dated as of March 7, 2011, between Morgan Stanley Capital Services Inc. and BioCryst Pharmaceuticals, Inc. dated as of March 9, 2011. Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 6, 2011.

10.59#	Agreement, dated as of September 12, 2013, between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 8, 2013. (Portions omitted pursuant to request for confidential treatment.)

10.60#	Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated December 26, 2013. Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K filed on March 10, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.61#	Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated January 24, 2014. Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K filed on March 10, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.62#	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 8, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.63#	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 8, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.64#	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 11, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.65#	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 27, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.66#	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 17, 2014. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.67#	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated October 29, 2014. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.68#	Amendment #10 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated February 13, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.69#	Amendment #11 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated March 19, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.70#	Amendment #12 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 12, 2015. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.71#	Amendment #13 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2015. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.72#	Amendment #14 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 16, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.73	Amendment #15 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated November 16, 2015. Incorporated by reference to Exhibit 10.70 to the Company’s Form 10-K filed on February 26, 2016.

10.74#	Amendment #16 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated December 18, 2015. Incorporated by reference to Exhibit 10.71 to the Company’s Form 10-K filed on February 26, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.75	Amendment #17 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated April 18, 2016. Incorporated by reference to Exhibit 10.74 to the Company’s Form 10-K filed on February 27, 2017.

10.76#	Amendment #18 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 30, 2016. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.77#	Amendment #19 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 10, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.78#	Amendment #20 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated January 9, 2017. Incorporated by reference to Exhibit 10.77 to the Company’s Form 10-K filed on February 27, 2017. (Portions omitted pursuant to request for confidential treatment.)

10.79#	Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services' Office of the Assistant Secretary for Preparedness and Response, dated March 27, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 8, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.80#	Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated June 2, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.81#	Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated July 8, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.82#	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated August 25, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.83#	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated February 25, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.84#	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated April 11, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.85#	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated May 20, 2016. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.86#	Amendment #7 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated September 26, 2016. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.87	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated September 20, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2017.

(10.88) †	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated December 1, 2017.

10.89#	License Agreement by and between BioCryst Pharmaceuticals, Inc. and Seqirus UK Limited, dated as of June 16, 2015. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 8, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.90#	Credit and Security Agreement, dated as of September 23, 2016, by and among Midcap Financial Trust, as administrative agent, the Lenders listed on the Credit Facility Schedule attached thereto and otherwise party thereto from time to time, BioCryst Pharmaceuticals, Inc., and MDCP, LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.91	Registration Rights Agreement, dated March 15, 2017, by and between BioCryst Pharmaceuticals, Inc. 667, L.P., and Baker Brothers Life Sciences, L.P. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2017.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Annual Report on Form 10-K of BioCryst Pharmaceuticals, Inc. for the year ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

†	Confidential treatment requested.
#	Confidential treatment granted.
&	Management contracts.
( )	Filed herewith.
*	The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of such schedules to the Securities and Exchange Commission upon request by the Commission.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2018.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2018:

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

