Form 10-K/A
period 2017-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2018-03-27
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

Form 10-K/A

(Amendment No. 1)

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by a check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On January 21, 2018, we entered into an Agreement and Plan of Merger, or the “Merger Agreement,” (the mergers described therein, the “Mergers”) with Idera Pharmaceuticals, Inc., a Delaware corporation (“Idera”). In light of the proposed Mergers, we currently do not anticipate holding an annual meeting of stockholders in 2018 and we are filing this Amendment to file certain information that is typically included in our definitive proxy statement for our annual meeting.

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on March 12, 2018 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017. Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulations S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 12, 2018.

Unless the context otherwise indicates, as used in this Amendment, the terms “we,” “our,” “us,” the “Company” and “BioCryst” refer to BioCryst Pharmaceuticals, Inc.

i

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The table below sets forth the name, age and existing positions with BioCryst of each director:

Name	Age(1)	Position(s) with the Company	Served as Director Since
George B. Abercrombie	63	Director	2011
Fred E. Cohen, M.D., D.Phil.	61	Director	2013
Stanley C. Erck	69	Director	2008
Nancy J. Hutson, Ph.D.	68	Director	2012
Robert A. Ingram	75	Director, Chairman of the Board	2015
Kenneth B. Lee, Jr.	70	Director	2011
Sanj K. Patel	48	Director	2015
Jon P. Stonehouse	57	Director, President, Chief Executive Officer	2007

_______

(1)	Age as of March 26, 2018.

Below you can find information, including biographical information, about our current directors as well as a discussion of the specific experiences, qualifications, attributes and skills considered by the Board in concluding that such individuals should serve as directors.

George B. Abercrombie was appointed to the Board in October 2011. Mr. Abercrombie has over 30 years of experience as a business leader in the pharmaceutical industry. Mr. Abercrombie currently holds the position of Senior Vice President and Chief Commercial Officer at Innoviva, Inc., a publicly traded bio-pharmaceutical asset management company. He served from 2001 to 2009 as the President and Chief Executive Officer of Hoffmann-La Roche Inc., a pharmaceutical company, where he was responsible leading operations in both the U.S. and Canada. During his tenure, Mr. Abercrombie also served as a member of the Roche Pharmaceutical Executive Committee, which was responsible for developing and implementing global strategy for the Pharmaceuticals Division. In 1993, Mr. Abercrombie joined Glaxo Wellcome Inc. as Vice President and General Manager of the Glaxo Pharmaceuticals Division, and was later promoted to Senior Vice President, U.S. Commercial Operations. Prior to joining Glaxo, he spent over ten years at Merck & Co., Inc., where he gained experience in sales and marketing, executive sales management and business development. Mr. Abercrombie began his career as a pharmacist after receiving a bachelor’s degree in pharmacy from the University of North Carolina at Chapel Hill, and later earned an MBA from Harvard University. Mr. Abercrombie also serves on the Board of Brickell Biotech, a private pharmaceutical company. He formerly served on the Boards of Directors of Inspire Pharmaceuticals, Inc., Ziopharm Oncology, Inc, Tranzyme Pharma, Aptus Health, Inc. and DemeRX. Additionally, he is an Adjunct Professor at Duke University’s Fuqua School of Business and a board member of the North Carolina GlaxoSmithKline Foundation. He previously served on the Executive Committee and Board of Directors of the Pharmaceutical Research & Manufacturers of America (PhRMA), as well as on the Board of the Johns Hopkins School of Hygiene and Public Health. Mr. Abercrombie’s executive experience in the pharmaceutical industry and management positions with major pharmaceutical companies provide an excellent background for service on the Board.

Fred E. Cohen, M.D., D.Phil. was appointed to the Board in July 2013. In 2001, Dr. Cohen joined TPG Capital, a private investment firm, to initiate and lead TPG’s venture efforts in biotechnology and life sciences. He retired from this role at the end of 2016 and now serves as a Senior Advisor to TPG. Beginning in 1986, and until his retirement in 2016, Dr. Cohen served as a member of the faculty of University of California, San Francisco (UCSF). At UCSF, Dr. Cohen served as an Internist for hospitalized patients, a consulting Endocrinologist and as the Chief of the Division of Endocrinology and Metabolism. His research interests include structure based drug design, prion diseases, computational biology and heteropolymer chemistry. Dr. Cohen received his B.S. degree in Molecular Biophysics and Biochemistry from Yale University, his D.Phil. in Molecular Biophysics from Oxford on a Rhodes Scholarship, his M.D. from Stanford and his postdoctoral training and postgraduate medical training in Internal Medicine and Endocrinology at UCSF. He is a Fellow of the American College of Physicians and the American College of Medical Informatics and a member of the American Society for Clinical Investigation and Association of American Physicians. Dr. Cohen was elected to the National Academy of Medicine of the National Academy of Sciences in 2004 and the American Academy of Arts and Sciences in 2008. Currently, Dr. Cohen also serves on the Board of Directors of Genomic Health, Inc., Veracyte, Inc., Tandem Diabetes Care, Inc., Five Prime Therapeutics, Inc., UroGen Pharma Ltd., and CareDx, Inc., as well as on the Boards of several privately held companies. Dr. Cohen’s extensive expertise in the pharmaceutical industry, private investment expertise and experience serving on boards of biotechnology companies contribute valuable insight and experience to the Board.

Stanley C. Erck was appointed to the Board in December 2008. Mr. Erck has over 30 years of executive leadership experience in the pharmaceutical industry. Mr. Erck has served as President, CEO and Director of Novavax, Inc., a publicly traded biopharmaceutical company since 2011, having previously served as Executive Chairman from 2010 to 2011, and he has served as a director of Novavax since 2009. From 2000 through 2008, Mr. Erck served as President and Chief Executive Officer of Iomai Corporation, a biopharmaceutical company, leading the company through an initial public offering and a merger with Intercell AG, an Austrian vaccine company, and through the development of a late-stage infectious disease product candidate. Prior to Iomai, Mr. Erck served as President and Chief Executive Officer of Procept, Inc., a publicly traded immunology company; as Vice President, Corporate Development at Integrated Genetics Inc. (now Genzyme Corp.), and in management positions within Baxter International Inc. In addition to Novavax, Mr. Erck currently sits on the Board of Directors of MaxCyte, Inc. He received his undergraduate degree from the University of Illinois and his MBA from the University of Chicago Graduate School of Business. Mr. Erck’s executive experience in the biotech industry and his management positions with major pharmaceutical companies, including his experience with late-stage product candidate development, provide an excellent background for service on the Board.

Nancy J. Hutson, Ph.D. was appointed to the Board in January 2012. Dr. Hutson brings over 30 years of experience as a seasoned professional and leader within the pharmaceutical industry. She retired from Pfizer, Inc. in 2006 after spending 25 years in several research and leadership positions, most recently serving as Senior Vice President of Global Research & Development (R&D) as well as Director of Pfizer’s pharmaceutical R&D site, Groton/New London Laboratories. Dr. Hutson received a Bachelor of Arts degree from Illinois Wesleyan University and a Ph.D. in physiology from Vanderbilt University. Dr. Hutson currently serves on the Board of Directors for Endo Pharmaceuticals Holdings, Inc. She also previously served on the Board of Directors of Inspire Pharmaceuticals, Inc. and Cubist Pharmaceuticals, Inc. Dr. Hutson’s extensive experience in research and development in the pharmaceutical industry provides valuable insight to the Board.

Robert A. Ingram was appointed to the Board in August 2015 and was elected Chairman of the Board in May 2017. Mr. Ingram joined Hatteras Venture Partners, a venture capital firm formed to invest primarily in early stage companies with a focus on biopharmaceuticals, medical devices, diagnostics, healthcare IT, and related opportunities in human medicine, as a General Partner in January 2007. He began his career in the pharmaceutical industry as a professional sales representative and rose through a series of roles with increasing responsibility to ultimately become CEO and Chairman of GlaxoWellcome, a pharmaceutical company. He co-led the merger and integration that formed GlaxoSmithKline (GSK) in December 2000. He subsequently served as the Chief Operating Officer and President of Pharmaceutical Operations at GSK from January 2001 to January 2003. He served as Vice Chairman Pharmaceuticals of GSK, acting as a special advisor to GSK’s corporate executive team, until January 1, 2010. Mr. Ingram serves as Chairman of the Boards of Novan, Inc., a pharmaceutical company, and Cree, Inc., a manufacturer of semiconductor light-emitting diode materials and devices, and Viamet Pharmaceuticals, Inc., a private company focused on anti-infective research. Mr. Ingram also serves as a member of the board of directors of HBM Healthcare Investments, Ltd., a publicly traded Swiss investment company, and of Malin Corporation plc, a publicly traded life sciences company based in Ireland, and is also a director of PhaseBio Pharmaceuticals, Inc., a private clinical-stage biopharmaceutical company. Mr. Ingram graduated from Eastern Illinois University with a B.S. degree in Business Administration. In addition to his professional responsibilities, Mr. Ingram formed and chaired the CEO Roundtable on Cancer at the request of former President George H. W. Bush, and he is a member of numerous other civic and professional organizations. Mr. Ingram is a member of the boards for the James B. Hunt Jr. Institute for Educational Leadership and Policy, H. Lee Moffitt Cancer Center, CEO Roundtable on Cancer, Research Triangle Institute, Research Triangle Foundation and Chairman, GlaxoSmithKline Foundation, and is on the Advisory Board of the Leonard D. Schaeffer Center for Health Policy & Economics, University of Southern California. Mr. Ingram’s extensive experience in the pharmaceutical industry as both an executive and director and his private investment expertise contribute valuable insight and expertise to the Board.

Kenneth B. Lee, Jr. was appointed to the Board in June 2011. Mr. Lee has over 40 years of experience counseling management teams, boards of directors and investors of technology-based companies worldwide. He is currently a General Partner with Hatteras Venture Partners, LLC, a venture capital fund focusing on life science companies, which he joined in 2003. Previously he was President of A.M. Pappas & Associates, LLC, following 29 years with Ernst & Young LLP, where he was most recently Managing Director of the firm’s health sciences corporate finance group, and at one time served as the National Director of the Life Sciences Practice. Mr. Lee received a Bachelor of Arts degree from Lenoir-Rhyne College and an MBA from the University of North Carolina at Chapel Hill. Mr. Lee is currently on the Board of Directors of Aralez, Inc., and previously served on the Boards of private companies, Clinipace, Clinverse and A.M. Pappas & Associates. Previously, Mr. Lee served on the Boards of Abgenix, Inc., CV Therapeutics, Inspire Pharmaceuticals, Maxygen, Inc., and OSI Pharmaceuticals. He has served in various leadership capacities on these Boards, including Chairman of the Board, Independent Lead Director and Chairman of Audit and Compensation Committees. Mr. Lee’s experience advising biotechnology companies regarding financial and partnering strategies, his extensive background in finance and his experience serving on the Boards of biotech companies contribute valuable insight and experience to the Board.

Sanj K. Patel was appointed to the Board in September 2015. He brings more than 25 years of experience in the pharmaceutical and biotech industries and has a combination of scientific, clinical and commercial skills. Mr. Patel is the Chairman and CEO of Kiniksa Pharmaceuticals, which was formed in 2015 to develop therapies for patients with devastating diseases and unmet medical need. Mr. Patel founded Synageva Biopharma Corp., a biopharmaceutical company, in June 2008 to focus on rare diseases, and designed and initiated its lead program (Kanuma®) for LAL Deficiency in July 2008. Synageva completed its initial public offering on the NASDAQ Global Market in November 2011 and raised over $1 billion in capital in less than 5 years. In June 2015, Synageva was sold to Alexion Pharmaceuticals for $9.5 billion (including cash), which represented the highest premium ever paid for a biotech company valued over $5 billion. Prior to Synageva, Mr. Patel was at Genzyme Corporation (1999-2008) where most recently he was the head of U.S. Sales, Marketing and Commercial Operations for Genzyme Therapeutics franchise and led the U.S. launch of Myozyme®, in addition to sales and marketing responsibility for Cerezyme®, Fabrazyme® and Aldurazyme®. Previously, Mr. Patel held several cross-functional senior leadership roles at Genzyme, including Vice President, Clinical Research and Head of the Global Clinical Research Operations Council for all Genzyme divisions, including Therapeutics, Oncology and Transplant. Mr. Patel was responsible for clinical operations and development for all cross-business Genzyme products and was instrumental in the path to commercialization of several treatments. Notably, Mr. Patel led the Fabrazyme® clinical operations team and development program to FDA approval in April 2003. Prior to Genzyme, Mr. Patel held roles in clinical research and commercial operations with increasing levels of responsibility at Burroughs Wellcome, Hoechst Marrion Roussel and Fujisawa/Otsuka Pharmaceuticals. Mr. Patel obtained his BSc with Honors in Pure and Applied Biology (Biotechnology) from the University of the South Bank, London. He completed his management and business studies at Ealing College, London and his Pharmacology research program at the Wellcome Foundation. Mr. Patel is a member of the Board of Directors for Syros Pharmaceuticals, a publicly traded biotechnology company. He is also the founder and director of the Sanj K. Patel and Family Foundation, a philanthropic organization that supports various charities for patients with rare and devastating diseases. Mr. Patel’s scientific, clinical and commercial experience in the pharmaceutical industry as well as his experience as CEO for a public company provide valuable expertise for the Company’s Board.

Jon P. Stonehouse joined BioCryst in January 2007 as Chief Executive Officer and Director. He was also named President in July 2007. Prior to joining the Company, he served as Senior Vice President of Corporate Development for Merck KGaA, a pharmaceutical company, since July 2002. His responsibilities included corporate mergers and acquisitions, global licensing and business development, corporate strategy and alliance management. Prior to joining Merck KGaA, Mr. Stonehouse held a variety of roles at Astra Merck/AstraZeneca. Mr. Stonehouse began his career in the pharmaceutical industry as a sales representative and held increasing sales leadership positions at Merck &Co., Inc. In 2008 and 2011, respectively, Mr. Stonehouse joined the Advisory Boards of Precision Biosciences, Inc., a private biotechnology company and Genscript, a private bioservices company. Also in December 2014, he joined the Board of Directors of Bellicum Pharmaceuticals, Inc., a publicly traded clinical stage biopharmaceutical company focused on novel cellular immunotherapies. Mr. Stonehouse earned his BS in Microbiology at the University of Minnesota. As Chief Executive Officer and President of BioCryst, Mr. Stonehouse brings to the Board an intimate knowledge of our business, and his executive experience in a variety of capacities at major pharmaceutical companies provides industry-specific operational experience that is beneficial to the Board.

Executive Officers

Below you can find information, including biographical information, about our executive officers (other than Mr. Stonehouse, whose biographical information appears above).

Name	Age(1)	Position(s) with the Company
Yarlagadda S. Babu, Ph.D.	65	Senior Vice President of Drug Discovery
Alane P. Barnes	52	Vice President, General Counsel, and Corporate Secretary
Lynne M. Powell	51	Senior Vice President and Chief Commercial Officer
William P. Sheridan	63	Senior Vice President and Chief Medical Officer
Thomas R. Staab II	50	Senior Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer

(1) Age as of March 26, 2018.

Yarlagadda S. Babu, Ph.D. joined BioCryst in 1988 and was BioCryst’s first full-time employee. Dr. Babu has served as the Company’s Vice President — Drug Discovery since 1992. In October of 2013, Dr. Babu’s title was changed to Senior Vice President of Drug Discovery. Prior to joining BioCryst, he served five years on the biochemistry faculty at the University of Alabama at Birmingham (“UAB”). Dr. Babu obtained his PhD from the Indian Institute of Science, Bangalore and spent three years in the Laboratory of Molecular Biophysics at the University of Oxford, UK before joining UAB. He has over 70 publications in peer-reviewed journals, and a number of issued and pending patents to his credit.

Alane P. Barnes joined BioCryst in July 2006 as its General Counsel. She was named Corporate Secretary in 2007, and has served as Vice President, General Counsel & Corporate Secretary since 2011. She was named as an executive officer in 2013. Ms. Barnes is responsible for all legal affairs of the company including but not limited to all contract negotiations, SEC compliance, corporate governance, IP strategy and management, licensing transactions, government contract management and dispute resolution. She graduated magna cum laude from Cumberland School of Law in 1997 and is a member of Curia Honoris, scholar of merit. Ms. Barnes received her B.S. in Natural Science with a concentration in biology and chemistry from UAB. Prior to joining the Company, Ms. Barnes worked for the UAB Research Foundation where she managed intellectual property, negotiated license transactions and facilitated the emergence of new companies based on university technology. Prior to employment at the UAB Research Foundation Ms. Barnes practiced corporate law with a prominent law firm in Birmingham, Alabama. Currently, she serves on the Board of the Biotechnology Association of Alabama and has served as a mentor for Alabama Launchpad, a competition created to fuel the development of companies in Alabama. Ms. Barnes regularly speaks at national conferences regarding the pharmaceutical business and at other women’s success conferences. She is a 2010 graduate of MOMENTUM, an organization geared toward building leadership in women.

Lynne M. Powell joined BioCryst in January 2015 as its Senior Vice President and Chief Commercial Officer. In this role, Ms. Powell’s primary responsibility will be to formulate BioCryst’s global commercial strategy and to build the global organization that launches our oral kallikrein inhibitors for the prophylactic treatment of hereditary angioedema. Ms. Powell brings 24 years of industry experience to BioCryst. Most recently she served as Senior Vice President of North American Commercial Operations from January 2010 to December 2014 at CSL Behring, a biotherapeutics company. In this role, Ms. Powell was accountable for the financial performance and general management of CSL Behring’s commercial activities within the U.S. and Canada. Throughout her 17 year career at CSL Behring, Ms. Powell assumed increasing responsibilities within the R&D and commercial functions of the organization. She gained significant global experience as Vice President, Global Commercial Development and Head of Business Development & European Marketing at CSL Behring. Ms. Powell launched five products globally for rare diseases, including hereditary angioedema disease (“HAE”). Prior to CSL Behring, Ms. Powell held positions of increasing responsibility within GlaxoWellcome plc’s commercial strategy and clinical research organizations.

William P. Sheridan joined BioCryst in July 2008 as its Senior Vice President and Chief Medical Officer. Dr. Sheridan spent 15 years in drug development at Amgen Pharmaceuticals, Inc., most recently as Vice President of North American Medical Affairs from March 2007 to November 2007, prior to joining the Company. Dr. Sheridan organized and led Amgen’s U.S. Medical Affairs function, making significant contributions to the successful launch of many compounds, including Aranesp®, Enbrel®, Kineret®, Neulasta® and Sensipar®. In addition to his most recent position at Amgen, Dr. Sheridan served at the Vice President level in International Medical Affairs, from March 2005 to February 2007; Global Health Economics, from January 2004 to January 2005; and Outcomes Research, U.S. Medical Affairs and Product Development from January 2002 to December 2003. Prior to joining Amgen, Dr. Sheridan practiced medicine at the Royal Melbourne Hospital in Victoria, Australia as Head of the Bone Marrow Transplant Service. He earned his MB BS degree (M.D. equivalent) at the University of Melbourne in Victoria. He is a board-certified fellow of the Royal Australasian College of Physicians, with a sub-specialty in hematology and medical oncology. After leaving Amgen in November 2007 and prior to joining the Company, Dr. Sheridan served as an independent consultant for pharmaceutical companies, including BioCryst.

Thomas R. Staab, II joined BioCryst in July 2011 as its Chief Financial Officer and Treasurer. Prior to joining BioCryst, Mr. Staab served as Executive Vice President, Chief Financial Officer and Treasurer of Inspire Pharmaceuticals from May 2003 through its $430 million acquisition by Merck & Co., Inc. in May 2011. Prior to joining Inspire, he held senior financial positions of acting Chief Financial Officer and Treasurer at Triangle Pharmaceuticals, Inc. through its $480 million acquisition by Gilead Sciences, Inc. in 2003. Before joining Triangle, Mr. Staab spent eight years working for PriceWaterhouseCoopers LLP providing audit and business advisory services to national and multi-national corporations in the biotechnology, pharmaceutical, pulp and paper and communications industries. Mr. Staab currently serves on the Executive Committee of the Board of Directors of the North Carolina Biosciences Organization (“NCBIO”) as its Chairman. He is a Certified Public Accountant and received a B.S. in Business Administration and a Masters of Accounting from the University of North Carolina at Chapel Hill.

Code of Business Conduct

We have a code of business conduct that applies to all our employees as well as to each member of the Board. The code of business conduct is available on our website at www.biocryst.com under the Corporate Governance section. The Company intends to post on its website any amendments to, or waivers from, its code of business conduct. To date, there have not been any waivers by us under the code of business conduct.

Audit Committee

The Company has an Audit Committee, currently consisting of Mr. Lee, as its Chairman, Mr. Abercrombie and Mr. Erck, which is responsible for the review of internal accounting controls, financial reporting and related matters. The Audit Committee also recommends to the Board the independent accountants selected to be the Company’s auditors and reviews the audit plan, financial statements and audit results. The Board has adopted an Audit Committee Charter, available on the Company’s website, that meets all applicable rules of Nasdaq and the SEC. The Audit Committee members are “independent” directors as defined by Nasdaq and the SEC and meet the heightened independence standards applicable to Audit Committee members under Nasdaq and SEC rules and meet Nasdaq’s financial literacy requirements for audit committee members. The Board has determined that Mr. Lee qualifies as an “audit committee financial expert,” as such term is defined by the SEC. The Audit Committee met 4 times during 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Act”) requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership with the Securities and Exchange Commission. Reporting Persons are required by the Act regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by us during 2017, or written representations from certain Reporting Persons that no Forms 5 were required for those persons, the Company believes that its Reporting Persons were in compliance with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy and Overview of Compensation

The Compensation Committee (referred to in this section as the Committee) of the Board of Directors has the responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy. Our goal is to provide a compensation package that attracts, motivates and retains employees’ talent and is designed to align employees’ interests with the Company’s corporate strategies, business objectives and the interests of the stockholders. We refer to the individuals who served as our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, during 2017, as well as the other individuals included in the Summary Compensation Table, as our “Named Executive Officers” or “NEOs.” Those individuals are as follows:

•	Jon P. Stonehouse, who joined the Company in January 2007 as Chief Executive Officer and Director. He was also named President in July 2007.

•	Thomas R. Staab, II, who joined the Company in July 2011 as its Chief Financial Officer and Treasurer. He was also named Principal Accounting Officer in January 2013.

•	Yarlagadda S. Babu, Ph.D., who joined the Company in 1988 and was BioCryst’s first full-time employee. Dr. Babu has served as the Company’s Vice President — Drug Discovery since 1992. In October 2013, Dr. Babu’s title was changed to Senior Vice President of Drug Discovery.

•	William P. Sheridan, who joined the Company in July 2008 as its Senior Vice President and Chief Medical Officer.

•	Lynne M. Powell, who joined the Company in January 2015 as its Senior Vice President and Chief Commercial Officer.

The Committee’s primary objectives for our executive compensation program are as follows:

•	to have a substantial portion of each officer’s compensation contingent upon the Company’s performance as well as upon his or her own level of performance and contribution towards the Company’s performance and long-term strategic goals;

•	to align the interests of our executives with the Company’s corporate strategies, business objectives and the long-term interests of our stockholders; and

•	to attract, motivate and retain our executive talent.

Role of the Compensation Committee and Executive Officers

The Committee has the authority to determine the Company’s compensation philosophy, assess overall corporate performance for the year end and its impact on the bonus pool, options pool and base salary adjustment pool, and to establish compensation for the Company’s executive officers. The Company does not conduct annual individual performance reviews; rather, compensation decisions for each individual employee, including the CEO and the other Named Executive Officers, have been determined by the Committee based on its assessment of the performance of the Company. Management recommended this approach as a mechanism to align the incentives of every employee with those of the Company’s shareholders and to reinforce the highly focused corporate strategy of the Company. The CEO makes recommendations to the Committee with respect to employee compensation. Neither the CEO nor any other Named Executive Officer participates in the Committee’s final determination of compensation for officers or directors.

Role of Compensation Consultants

It is the practice of the Company to use a compensation consultant to perform an annual competitive compensation analysis of the Company’s overall compensation practices. In 2015, the Committee engaged Radford, a division of Aon Hewitt (“Radford”) as the Company’s compensation consultant, to conduct the overall analysis of the Company’s compensation practices and those of comparable companies in the biotechnology industry.

Under the direction of the Committee, Radford annually conducts an analysis of overall compensation practices, including benchmark comparisons of base salary, annual incentive targets and stock option grant levels against a “peer group” of comparable companies discussed in more detail below. The results of this analysis are reviewed by the Committee in connection with its annual compensation decisions, including base salary determinations, annual incentive targets and long-term equity grant levels.

Peer Group

The Committee considers relevant market pay practices when setting executive compensation to increase our ability to recruit and retain high performing talent. In assessing market competitiveness, the Committee compares the Company’s executive compensation with executive compensation at a designated set of companies (the “Peer Group”), consisting of 25 other publicly traded biopharmaceutical companies, with market capitalization ranging from approximately $100 million to $1.6 billion, companies that generally:

•	are similar to the Company in terms of one or more of the following: size (i.e., employee headcount, revenue, market capitalization, etc.), stage of development for primary products, cash runway, and research and development (“R&D”) investment;

•	have named executive officer positions that are comparable to the Company’s in terms of breadth, complexity, and scope of responsibilities; and

•	compete with the Company for employee talent.

Each Peer Group company participated in a Radford survey of executive total compensation for various corporate positions, which survey is widely used among biotechnology companies. Radford analyzed both survey data and compensation information reported in the public filings of the Peer Group companies for the comparative analysis and adjusted the data to reflect the age of the reported information. The 2017 Peer Group consisted of the following companies:

Acceleron Pharma	Cempra	Epizyme	OncoMed Pharmaceuticals
AcelRx Pharmaceuticals	ChemoCentryx	Idera Pharmaceuticals	Progenics Pharmaceuticals
Agenus	Chimerix	Inovio Pharmaceuticals	Regulus Therapeutics
Ardelyx	Cytokinetics	Keryx Biopharmaceuticals	Rigel Pharmaceuticals
Array BioPharma	Dynavax Technologies	MacroGenics	Sangamo Therapeutics
BioDelivery Sciences International	Enanta Pharmaceuticals	NewLink Genetics	ZIOPHARM Oncology
Celldex Therapeutics

Role of the 2017 Advisory Vote on Executive Compensation

At our annual meeting in May 2017, our stockholders approved our “say-on-pay” proposal with more than 76% of the votes cast approving our executive compensation policies as described in our 2017 Proxy Statement filed on April 12, 2017. The Committee believes that this vote reflected stockholder agreement with the Committee’s overall compensation philosophy and actions, and therefore, the Committee continued to apply similar principles in determining the amounts and types of executive compensation for fiscal 2017, with specific compensation decisions to be made each year in consideration of these principles and the Company’s results and performance. In order to align employee incentives to shareholder interests, the performance of each employee, including that of the CEO and other Named Executive Officers, is evaluated based on the Committee’s assessment of the overall performance of the Company. The Committee will continue to consider the outcome of stockholder say-on-pay votes in making future executive compensation decisions.

Elements of Executive Compensation

The Company’s 2017 compensation program for executive officers was primarily comprised of the following elements:

•	base salary;

•	annual incentive compensation;

•	long-term equity incentive awards; and

•	other employee benefits.

Base Salary

The Company provides our employees with base salary to compensate them for services rendered during the fiscal year. In determining the base salary amount for each Named Executive Officer, the Committee primarily considers:

•	industry experience, knowledge and qualifications;

•	salary levels in effect for comparable positions within the Company’s industry obtained from the Radford Biotechnology Survey; and

•	individual performance of the executive and the general performance of the Company.

The Company’s compensation practice is to generally target the competitive 50th percentile for base salary, annual incentive and stock option grants. Base salary levels for our Named Executive Officers may fluctuate from the 50th percentile based on each Named Executive Officer’s particular experience, performance and value to the Company. For example, high-performing, experienced Named Executive Officers may be paid at or above the 75th percentile, while newer Named Executive Officers may be paid at a lower percentile. Base salary amounts are typically reviewed annually as part of the Company’s performance review process as well as upon a promotion or other change in responsibility. To assist the Committee in determining appropriate base salary increases, the Company’s compensation consultant provided competitive base salary levels by analyzing the competitive data described in more detail above.

In setting 2017 salaries, consistent with its philosophy for the last several years and given the small number of employees of the Company and the highly focused strategy of the Company, the Committee did not consider individual performance reviews but continued the approach of assessing all employees based on corporate performance. The Committee also considered the market competitiveness of the Company’s current base salaries compared to the 2016 Peer Group based on the analysis prepared by Radford. For base salary, in consideration of, among other things, the unfavorable results of the “OPuS-2” (Oral ProhyplaxiS 2) clinical trial of orally administered avoralstat in patients with HAE and the ultimate discontinuation of the avoralstat program, as well as the delay of the Company’s Phase 2 study of BCX7353 in HAE patients (“APeX-1”), the Committee determined that all employees, including the Named Executive Officers, should not receive a base salary increase at that time. As a result, the 2017 salaries for the Named Executive Officers were initially unchanged from their 2016 salaries. In February 2017, in consideration of recent developments in 2017, including the positive results of the interim analysis of APeX-1, advancements in the HAE and broad spectrum antiviral (“BSAV”) programs, and the Company’s progress with respect to RAPIVAB post-marketing commitments, the Committee reevaluated 2017 base salaries, including the market competitiveness of the 2017 base salaries compared to the Company’s 2016 Peer Group based on the analysis prepared by Radford. Beginning in March 2017, the Committee approved a 3% increase in the annualized base salary of all employees for the remainder of 2017, including the Named Executive Officers.

The results of the base salary increases for the Named Executive Officers, beginning in March 2017, are as follows:

For Mr. Stonehouse, the increase resulted in an annualized base salary of $535,422, between the 25th and 50th percentile compared to the 2016 Peer Group.

For Dr. Babu, the increase resulted in an annualized base salary of $384,346, between the 25th and 50th percentile compared to the 2016 Peer Group.

For Dr. Sheridan, the increase resulted in an annualized base salary of $471,431, above the 75th percentile compared to the 2016 Peer Group.

For Mr. Staab, the increase resulted in an annualized base salary of $436,119, above the 75th percentile compared to the 2016 Peer Group.

For Ms. Powell, the increase resulted in an annualized base salary of $371,315, between the 50th and 75th percentile compared to the 2016 Peer Group.

In setting 2018 salaries, consistent with its philosophy for 2017 salaries and given the small number of employees of the Company and the highly focused strategy of the Company, the Committee did not consider individual performance reviews but continued the approach of assessing all employees based on corporate performance. The Committee also considered the market competitiveness of the Company’s current base salaries compared to the 2017 Peer Group based on the analysis prepared by Radford. For base salary, this resulted in all employees other than the Named Executive Officers receiving an approximate 3% increase, with larger percentage increases for certain employees whose base salary was deemed by the Committee to be substantially below market compared to the 2017 Peer Group based on analysis prepared by Radford. Similarly, this resulted in all of the Named Executive Officers (other than Dr. Babu) receiving an approximate 3% increase in base salary.

The results of the 2018 base salary increases for the Named Executive Officers were as follows:

For Mr. Stonehouse, the increase resulted in a base salary of $550,000, between the 25th and 50th percentile compared to the 2017 Peer Group.

For Dr. Babu, the committee approved an approximate 9% increase, which resulted in a base salary of $420,000, between the 50th and 75th percentile compared to the 2017 Peer Group. This increase reflected a determination to move Dr. Babu’s compensation to between the 50th and 75th percentile compared to the 2017 Peer Group in recognition of the value of his contributions to the Company.

For Dr. Sheridan, the increase resulted in a base salary of $485,574, above the 75th percentile compared to the 2017 Peer Group.

For Mr. Staab, the increase resulted in a base salary of $449,202, above the 75th percentile compared to the 2017 Peer Group.

For Ms. Powell, the increase resulted in a base salary of $382,454, between the 50th and 75th percentile compared to the 2017 Peer Group.

Annual Incentive Compensation (AIP)

It is the Committee’s objective to have all of each officer’s annual incentive program (“AIP”) compensation contingent upon the Company’s performance based on the achievement of pre-established corporate performance objectives. In order to reinforce the highly focused strategy of the Company, when determining the 2017 AIP payouts, the Committee did not consider individual performance reviews but rather assessed all officers based solely on its assessment of corporate performance against established corporate objectives.

The AIP provides an incentive target and maximum (each expressed as a percentage of annual base salary) for all employees of the Company, and is stratified by organization level of responsibility. For 2017, the Committee conducted an overall evaluation of Company performance in light of Company performance objectives.

The target and maximum percentages for all employees, including each Named Executive Officer, were set based on benchmark data described below. Based on performance, the actual payout can range from zero to the maximum percentage of annual base salary and varies by level in the Company. The overall amount of the AIP pool each performance year is determined by the Committee and based on their assessment of Company performance against the current year corporate objectives multiplied by the sum of all participants at target performance. The AIP plan allows the Committee to use its discretion in setting the size of the AIP pool. The Committee may decide that the pool is as low as 0 for a year of poor Company performance and may establish a pool that exceeds target for a year of exceptional Company performance.

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

In 2015, the Committee engaged Radford as compensation consultant to leverage Radford’s specific expertise in the biotechnology sector. Radford reassessed comparative company benchmark data based upon the Radford Biotechnology Survey for 2015 and, based on Radford’s reassessment, the Committee adjusted the targets for the Named Executive Officers in accordance with such data. The Committee maintained the targets and maximums for the Named Executive Officers in the 2017 plan year as follows: Jon Stonehouse: target 55% and maximum 75%; Dr. Sheridan, Dr. Babu, Mr. Staab and Ms. Powell: target 40% and maximum 48%. At the time these ranges were set, the Committee believed that payout at the target performance level was challenging but achievable and that payout at the maximum performance level represented a “stretch” performance target, but was nevertheless achievable. In order to further tie individual compensation to Company performance, payout to individuals under the AIP are based on Company performance and awards under the plan are typically settled in cash. All awards are reviewed and approved by the Committee.

In January 2017, the Committee considered the unfavorable results of the OPuS-2 clinical trial and ultimate discontinuation of the avoralstat program, as well as the delay of the APeX-1 clinical trial in 2016, and determined that no AIP awards would be made for 2016 performance. Subsequently, in February 2017, in consideration of the positive results of the interim analysis of APeX-1 and other aspects of the HAE program beyond APeX-1, the advancement of the BSAV programs, and the Company’s progress with respect to RAPIVAB, the Committee approved an incentive award to the Company’s Named Executive Officers consisting of a cash payment equal to 85% of each executive’s AIP target from 2016, which was paid in March 2017.

The corporate objectives established for 2017 Company performance were: (i) advancing our HAE program (potentially worth up to 60% of target), (ii) advancing HAE backup candidates (potentially worth up to 10% of target), (iii) progressing our BCX4430 program (potentially worth up to 10% of target), (iv) making progress with respect to remaining RAPIVAB regulatory filing obligations (potentially worth up to 10% of target), and (v) advancing the Company’s early discovery programs (potentially worth up to 10% of target). In assessing the Company’s performance against the 2017 objectives, in December 2017, the Committee determined that the objectives were fully met with respect to advancing the HAE program as a result of the topline results from APeX-1, the completion of end of Phase 2 meetings with the FDA and EMA, and the initiation of registration batches of API, fully met with respect to advancing early stage programs as a result of approving the progression of two compounds into IND-enabling studies, and partially met with respect to RAPIVAB regulatory filings as a result of the U.S. pediatric approval granted in 2017. In consideration of the foregoing, the Committee awarded payouts under the AIP at 75% of target for each recipient. In assessing 2017 Company performance in light of the 2017 objectives, the Committee in its discretion attributed the following values to the achievement of Company objectives: 60% of target attributable to the achievement of the objective relating to advancing the HAE program, 10% of target attributable to the achievement of the objective relating to advancing early stage programs, and 5% of target attributable to the partial achievement of the objective relating to RAPIVAB regulatory filing obligations. Because the remaining 2017 objectives were determined by the Committee not to have been achieved, the Committee attributed none of the AIP award to Company performance in respect of those objectives.

Long-Term Equity Incentive Awards

All of the Company’s employees, including the executive officers, are eligible to participate in the Company’s periodic awards of stock options and other stock grants under the Company’s Stock Incentive Plan. These awards are designed to:

•	create a greater sense of employee ownership;

•	enhance the link between creation of stockholder value and long-term employee compensation;

•	provide an opportunity for increased equity ownership by employees, which increases the alignment of the financial interests of our employees and our stockholders; and

•	maintain competitive levels of total compensation.

The Committee has historically granted equity awards to all employees, including the executive officers, on an annual basis. The overall grant pool is established on an annual basis based, in part, on the Committee’s assessment of competitive stock option grant levels by organization level and the number of employees at each level using competitive data provided by Radford based on its analysis of the Company’s current Peer Group. In determining the amount of each grant, the Committee also considers the Company performance, assessed on an annual basis.

In January 2017, in consideration of, among other things, the unfavorable results of OPuS-2 clinical trial and the ultimate discontinuation of the avoralstat program, as well as the delay of the APeX-1 clinical trial in 2016, the Committee determined that no long-term equity grant would be made with respect to 2016 performance at that time.

In February 2017, in light of the positive results of the interim analysis of APeX-1, advancements in the HAE and BSAV programs, and the Company’s progress with respect to RAPIVAB post-marketing commitments, the Committee authorized an equity incentive grant to ensure competitive compensation and promote employee retention and recruitment (the “2017 Equity Incentive Grant”). In establishing the size of the 2017 Equity Incentive Grant, the Committee also reviewed the analysis presented by Radford regarding the Company’s 2016 Peer Group equity compensation practices, the number of shares of common stock available for grant under the Company’s Stock Incentive Plan, existing levels of stock ownership among executives, the vesting schedules of previously granted long-term equity incentive awards, changes in and the volatility of the Company’s stock price, the financial impact to the Company of the 2017 Equity Incentive Grant, and the perceived impact of previously issued long-term equity incentive awards in retaining and motivating employees. Considering the foregoing, the Committee determined to grant long-term equity incentive awards at a level representing the 50th percentile of comparative companies based on the 2016 Peer Group data provided by Radford. The Committee further determined that in keeping with current market trends and based on the limitations of the available equity pool, the long-term equity incentive awards for 2015 performance should consist 100% of stock options and no restricted stock units. Exercising its discretion in consideration of the foregoing factors, in February 2017, the Committee awarded: to Mr. Stonehouse, options to purchase 500,000 shares of common stock; to Mr. Staab, options to purchase 175,000 shares of common stock; to Dr. Babu, options to purchase 175,000 shares of common stock; to Dr. Sheridan, options to purchase 175,000 shares of common stock; and to Ms. Powell, options to purchase 150,000 shares of common stock.

The stock options granted in February 2017 have a four-year 25% annual vesting schedule. All stock options granted under the Stock Incentive Plan expire ten years after the date of the grant. This provides a reasonable time frame during which the executive officers and other employees who receive grants can benefit from the appreciation of the Company’s shares. The exercise price of options granted under the Stock Incentive Plan cannot be less than 100% of the fair market value of the underlying stock on the date of grant.

In December 2017, in consideration of the assessment of the Company’s performance against corporate performance objectives for 2017 as described under “Annual Incentive Compensation (AIP)” above and in reviewing the analysis provided by Radford regarding the Company’s 2017 Peer Group equity compensation practices and the number of shares of common stock available for grant under the Company’s Stock Incentive Plan, the Committee determined to grant long-term equity incentive awards at a level representing the 50th percentile of comparative companies based on the 2017 Peer Group data provided by Radford. The Committee further determined that in keeping with current market trends and based on the limitations of the available equity pool, the long-term equity incentive awards for 2017 performance should consist 100% of stock options and no restricted stock units. In recognition of the limitations of the available equity pool, the Committee determined that 50% of the stock options to be awarded would be issued in December 2017 and the remaining stock options would be issued on a second grant date to be determined by the Committee after the Company’s 2018 annual shareholders meeting. In light of the proposed Mergers with Idera, the second tranche of stock options will not be issued. Exercising its discretion in consideration of the foregoing factors, in December 2017, the Committee awarded: to Mr. Stonehouse, options to purchase 300,000 shares of common stock; to Mr. Staab, options to purchase 100,000 shares of common stock; to Dr. Babu, options to purchase 100,000 shares of common stock; to Dr. Sheridan, options to purchase 100,000 shares of common stock; and to Ms. Powell, options to purchase 80,000 shares of common stock.

The stock options granted in December 2017 have a four-year 25% annual vesting schedule. All stock options granted under the Stock Incentive Plan expire ten years after the date of the grant. This provides a reasonable time frame during which the executive officers and other employees who receive grants can benefit from the appreciation of the Company’s shares. The exercise price of options granted under the Stock Incentive Plan cannot be less than 100% of the fair market value of the underlying stock on the date of grant.

Clawback Policy

In January 2013, our Board implemented a “clawback” policy. The policy provides that in the event of material noncompliance with financial reporting under the securities laws, we may recover (in whole or in part) any performance based incentive payments and equity-based performance awards received by our named executive officers three years prior to a material financial restatement, if the Board determines that such executive officer was personally involved in misconduct with respect to material noncompliance that led to the restatement and that such incentive payment or equity-based performance award would have been lower had they been calculated based on the restated results.

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

Life and Disability Insurance. The Company makes available disability and life insurance at coverage levels based upon the employee’s level of compensation. In addition, as part of Mr. Stonehouse’s employment agreement, he is entitled to have either a $1 million life insurance policy payable to his beneficiary upon death, or, if there is no policy in place, we are required to pay his beneficiary $1 million. An insurance policy was in place at December 31, 2017.

Defined Contribution Plan. The Company offers a retirement plan designed to meet the requirements under Section 401(k) of the Internal Revenue Code. The 401(k) plan permits eligible employees to defer up to 100% of their annual eligible compensation, subject to certain limitations imposed by the Internal Revenue Code. Employee elective deferrals are immediately vested and non-forfeitable. The Company makes matching contributions equal to the first 5% of the employee elective deferrals, which vest over a period not to exceed six years.

Stock Purchase Plan. The Company sponsors a broad-based employee stock purchase plan (the “ESPP”), designed to meet the requirements under Section 423 of the Internal Revenue Code. The ESPP permits employees to purchase Company stock at a discount through payroll deductions. ESPP participants are granted a purchase right to acquire shares of common stock at a price that is 85% of the stock price on either the first day of the stock purchase period or the last day of the stock purchase period, whichever is lower. The purchase dates occur on the last business days of January and July of each year. To pay for the shares, each participant may authorize periodic payroll deductions from 1% to 15% of the employee’s cash compensation, subject to certain limitations imposed by the Internal Revenue Code. In addition, no employee may purchase more than 3,000 shares in each purchase period and/or $25,000 in each calendar year. All payroll deductions collected from the participant during the purchase period are automatically applied to the purchase of common stock on the dates indicated above provided the participant remains an eligible employee and has not withdrawn from the ESPP prior to the purchase date.

Other. With the exception of the commuting expense reimbursements described below and the relocation expenses described under the caption “Executive Relocation Policy,” the Company makes available certain other fringe benefits to executive officers that are the same as are made available to its other employees, such as tuition reimbursement and payment of professional dues. The aggregate amount of these other fringe benefits was less than $10,000 for each NEO during 2017.

In September 2013, the Committee determined, in order to retain the employment of Dr. Sheridan and better accommodate his personal situation, to reimburse Dr. Sheridan’s reasonable commuting expenses for traveling regularly from his home in California to North Carolina to oversee and manage the clinical development operations of the Company. The Committee also determined to grant Dr. Sheridan “gross up” payments to reimburse the taxes on such commuting reimbursements, provided that the total amount for such reimbursement and “gross up” payments do not exceed $50,000 in a calendar year. In 2017, the Company paid commuting reimbursements and “gross up” payments to Dr. Sheridan in the amounts of $17,210 and $10,361, respectively.

In 2017, the Company paid commuting expense reimbursements and “gross up” payments to Ms. Powell in the amounts of $21,166 and $10,400, respectively.

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

CEO Pay Ratio

The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees. We determined our median employee based on 2017 annual base salary and 2017 AIP awards for each of our 78 employees (excluding the CEO) as of December 31, 2017. The annual total compensation of our median employee (other than the CEO) for 2017 was $205,353.  As disclosed in the Summary Compensation Table included in this CD&A, our CEO’s annual total compensation for 2017 was $3,921,189.  Based on the foregoing, the ratio of the 2017 annual total compensation of our CEO to the median of the annual total compensation of all other employees was 19 to 1.  Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Employment Agreement of CEO

Mr. Stonehouse entered into a one-year employment agreement with the Company on January 5, 2007 that automatically renews for successive annual terms. Mr. Stonehouse’s minimum annual compensation is $400,000 with the potential to earn a cash bonus of up to $300,000 based on the Company’s achievement of performance related goals. In addition, Mr. Stonehouse is entitled to receive reasonable vacation, sick leave, medical benefits, $1 million of life insurance during the term of his employment, participation in profit sharing or retirement plans, payment of fees for his participation in the advisory council at Duke University, and reimbursement for reasonable attorneys’ fees incurred in connection with the negotiation of his employment agreement. His agreement also provided for stock option and restricted stock awards. The termination and change in control provisions of Mr. Stonehouse’s agreement are set forth under the heading “Potential Payments Upon Termination or Change in Control.” Mr. Stonehouse’s current base salary and annual incentive compensation levels are described above under the headings “Elements of Executive Compensation—Base Salary and —Annual Incentive Compensation (AIP).”

Employment Agreements of Other Named Executive Officers

Under Mr. Staab’s agreement, effective May 2011, he is entitled to a base salary of $370,000 and is eligible for an annual cash bonus of up to 30% of his base salary. The termination and change in control provisions of Mr. Staab’s agreement are set forth under the heading “Potential Payments Upon Termination or Change in Control.”

Under Dr. Sheridan’s agreement, effective June 2008, he is entitled to a base salary of $375,000 and a bonus based on a target amount equal to at least 25% of his base compensation. Dr. Sheridan was also provided with relocation assistance under the Relocation Policy consisting of temporary housing for up to six months and payment of certain moving expenses. The termination and change in control provisions of Dr. Sheridan’s agreement are set forth under the heading “Potential Payments Upon Termination or Change in Control.”

Under Dr. Babu’s agreement, effective April 2012, he is entitled to a base salary of $331,450 and a bonus based on a target amount equal to at least 30% of his base compensation. The termination and change in control provisions of Dr. Babu’s agreement are set forth under the heading “Potential Payments Upon Termination or Change in Control.”

Under Ms. Powell’s agreement, effective January 2015, she is entitled to a base salary of $350,000 and a bonus based on a target amount equal to at least 35% of her base compensation. The termination and change in control provisions of Ms. Powell’s agreement are set forth under the heading “Potential Payments Upon Termination or Change in Control.”

Current base salary and annual incentive compensation levels for each of our Named Executive Officers are described above under the headings “Elements of Executive Compensation—Base Salary and —Annual Incentive Compensation (AIP).”

The stock option provisions for the other Named Executive Officers are the same as all other employees. In the event of termination of service other than on account of death or disability, each executive has three months to exercise any options exercisable prior to the termination in service. In the event of permanent disability, the executive will be able to exercise all outstanding options vested at the time of such disability in their entirety within the earlier of 12 months or the expiration of the option. In the event of death, the executor of his estate will be able to exercise all of the outstanding options in their entirety within the earlier of 12 months or the expiration of the option. If the executive has completed five years of service, all outstanding options vest in their entirety at death, but with less than five years of service only the portion of the option that was exercisable at the time of death will be exercisable during the 12-month period. As with all employees, if the executive is no longer an employee of the Company, but prior to the last date of employment continues service with the Company in another capacity, such as service as a consultant or service as a member of the Board of Directors, his outstanding options continue to vest and be exercisable until three months after separation from such service or expiration of the option.

Upon termination, each Named Executive Officer is entitled to receive amounts earned during the term of employment. These items are: accrued vacation pay, vested amounts payable under the Company’s 401(k) plan, and the ability to exercise any outstanding vested stock options for a period of three months following the final date of employment.

In addition, upon death or disability, the executive, or beneficiary in the event of death, will receive benefits under the Company’s disability benefit program or payments under a life insurance policy, as applicable.

The standard stock option terms for all optionees, including the Named Executive Officers, provides for full acceleration of vesting upon certain events. Full acceleration is automatic upon a change in control not approved by stockholders, such as: (i) acquisition of over 50% of the combined voting power of the Company, and (ii) change in composition of the Board over a period of 24 consecutive months or less such that a majority of the Board members ceases as a result of one or more contested elections. In the event of an acquisition such as: (i) a merger or consolidation, (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company in liquidation or dissolution of the Company, or (iii) any reverse merger in which the Company is the surviving entity but in which securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger, then the unvested options of the optionees are accelerated unless the options are assumed by the acquiring company. These provisions are superseded by the provisions of the employment agreements of the Named Executive Officers, if applicable, as described under the heading “Potential Payments Upon Termination or Change in Control.”

Policy Regarding Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code limits our ability to deduct compensation paid to certain of our Named Executive Officers (the covered employees) for tax purposes to $1 million annually. Covered employees include our CEO and our next three highest paid executive officers, other than our principal financial officer. This limitation does not apply to performance-based compensation, provided certain conditions are satisfied. As part of its role, the Committee reviews and considers the deductibility of compensation with respect to Section 162(m) of the Internal Revenue Code. Options granted under the Stock Incentive Plan are expected to be fully deductible for federal income tax purposes. Compensation attributable to stock issuances or restricted stock units under the Stock Incentive Plan may or may not qualify for the performance-based compensation exception, depending upon the specific terms of each grant. The application of Section 162(m) is complex and may change with time (with potentially retroactive effect). For 2017, the compensation paid in cash to the Company’s executive officers did not exceed the $1 million limit per officer. While the Committee considers the deductibility of awards as one factor in determining executive compensation, the Committee also looks at many other factors in making its decisions, and retains the flexibility to grant awards it determines to be consistent with the Company’s overall compensation philosophy even if the award is not deductible by the Company for tax purposes.

Policy with Respect to Equity Compensation Awards

The Company grants all equity incentive awards based on the fair market value as of the date of grant. The exercise price for stock option grants and similar awards is determined by reference to the last quoted price per share on the Nasdaq Global Select Market at the close of business on the date of grant.

Risk Assessment of Compensation Programs

Management of the Company, together with the Company’s compensation consultant and outside counsel and Compensation Committee, has examined the Company’s compensation program and discussed whether any elements of the program created risks that were reasonably likely to have a material adverse effect on the Company. Following this analysis, management concluded that the elements of the Company’s compensation program did not create risks that are reasonably likely to have a material adverse effect on the Company. In its analysis, management considered a number of factors, including primarily: (1) the total value of the payments made under the Company’s compensation program for the prior year and (2) that any corporate actions that would potentially lead to achievement of corporate performance objectives would require approval by the Company’s Board of Directors, which provides a check on the ability of any individual to take risks that could have a material adverse effect on the Company in an effort to achieve a certain performance objective.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded, paid to or earned by the individuals who served as our CEO and CFO during 2017, along with the next three most highly compensated executive officers during 2017.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Position	Year	($)	($)(1)	($)(2)	($)(2)	($)(3)	($)(4)		($)
Jon P. Stonehouse	2017	532,823	243,019	-	2,910,080	220,862	14,405	(5)	3,921,189
President, Chief Executive	2016	519,828	-	-	736,454	-	14,155	(5)	1,270,437
Officer and Director	2015	504,687	-	345,344	2,284,992	-	14,155	(5)	3,149,178

Thomas R. Staab II	2017	434,002	143,962	-	1,001,288	130,836	13,500		1,723,588
Senior Vice President and	2016	423,417	-	-	282,798	-	13,250		719,465
Chief Financial Officer	2015	411,084	-	108,224	796,417	-	13,250		1,328,975

Yarlagadda S. Babu, Ph.D.	2017	382,480	126,872	-	1,001,288	115,304	13,500		1,639,444
Senior Vice President of	2016	373,152	-	-	282,798	-	13,250		669,200
Drug Discovery	2015	362,283	-	108,224	796,417	-	13,250		1,280,174

William P. Sheridan	2017	469,143	155,618	-	1,001,288	141,429	41,072	(6)	1,808,550
Senior Vice President and	2016	457,700	-	-	324,040	-	36,409	(6)	818,149
Chief Medical Officer	2015	444,369	-	132,554	941,072	-	50,585	(6)	1,568,570

Lynne M. Powell (7)	2017	369,513	122,570	-	838,543	111,395	45,066	(8)	1,487,087
Senior Vice President and	2016	360,500	-	-	282,798	-	29,641	(8)	672,939
Chief Commercial Officer	2015	327,564	-	113,300	2,690,143	-	61,923	(8)	3,192,930

(1)	Represents incentive cash awards paid in March 2017 as described above under the caption “Elements of Executive Compensation.”
(2)	These amounts reflect the aggregate grant date fair value for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015 computed in accordance with FASB ASC Topic 718 of awards pursuant to the Stock Incentive Plan. Assumptions used in the calculation of these amounts are included in Note 7 to the Company’s audited financial statements for the year ended December 31, 2017 and December 31, 2016, and Note 6 to the Company’s audited financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Reports on Form 10-K filed with the SEC on March 12, 2018, February 27, 2017 and February 26, 2016, respectively.
(3)	Represents payments earned under the AIP for 2017 performance as described above under the caption “Elements of Executive Compensation.” Values shown reflect the full calculated payout of the incentive awards under the AIP.

(4)	Except as otherwise noted, the amounts shown reflect the Company contribution for the executive to the 401(k) plan.

(5)	Consists of Company contributions to the 401(k) plan and life insurance premiums described above under the caption “Other Elements of Compensation-Life and Disability Insurance.” For 2017, such amounts were $13,500 and $905, respectively.
(6)	Consists of Company contributions to the 401(k) plan, commuting expense reimbursements and tax “gross up” payments related to such commuting expenses, each as described above under the caption “Other Elements of Compensation-Other.” For 2017, such amounts were $13,500, $17,210 and $10,362, respectively.

(7)	Ms. Powell was hired as our Senior Vice President and Chief Commercial Officer effective January 26, 2015.

(8)	Consists of Company contributions to the 401(k) plan, commuting expense reimbursements and tax “gross-up” payments related to such commuting expenses, each as described above under the caption “Other Elements of Compensation - Other.” For 2017, such amounts were $13,500, $21,166 and $10,400, respectively.

GRANTS OF PLAN-BASED AWARDS IN 2017

The following table provides information about plan-based awards granted during 2017 to our Named Executive Officers.

			Estimated Future Payments Under Non-Equity Incentive Plan Awards			Estimated Future Payments Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Fair Value of Stock and Option Awards

		Compensation	Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Grant Date	Committee Action	($)(1)	($)(1)	($)(1)	(#)	(#)	(#)	(#)(2)	(#)(3)	($/Sh)(4)	($)(5)
Jon P. Stonehouse	2/27/17	2/26/17	-	-	-	-	-	-	-	500,000	5.51	1,875,650
	12/20/17	12/19/17	-	-	-	-	-	-	-	300,000	5.04	1,034,430
	-		-	294,482	441,723	-	-	-	-
Thomas R. Staab II	2/27/17	2/26/17	-	-	-	-	-	-	-	175,000	5.51	656,478
	12/20/17	12/19/17	-	-	-	-	-	-	-	100,000	5.04	344,810
	-		-	174,448	209,337	-	-	-	-
Yarlagadda S. Babu, Ph.D.	2/27/17	2/26/17	-	-	-	-	-	-	-	175,000	5.51	656,478
	12/20/17	12/19/17	-	-	-	-	-	-	-	100,000	5.04	344,810
	-		-	153,738	184,486	-	-	-	-
William P. Sheridan	2/27/17	2/26/17	-	-	-	-	-	-	-	175,000	5.51	656,478
	12/20/17	12/19/17	-	-	-	-	-	-	-	100,000	5.04	344,810
	-		-	188,572	226,287	-	-	-	-
Lynne M. Powell	2/27/17	2/26/17	-	-	-	-	-	-	-	150,000	5.51	562,695
	12/20/17	12/19/17	-	-	-	-	-	-	-	80,000	5.04	275,848
	-		-	148,526	178,231	-	-	-	-

(1)	Represents possible payouts under our 2017 AIP. The amount shown in the “target” column represents the incentive payment that will be earned if performance is assessed at target. The amount shown in the “maximum” column represents the maximum amount payable under the AIP. There is no specific “threshold” amount payable for minimal performance under the AIP. Payout could be zero if corporate objectives are not met.
(2)	Unless otherwise indicated, restricted stock units vest 25% each year until fully vested after four years.

(3)	Options vest 25% each year until fully vested after four years and have a term of ten years.

(4)	The exercise price is the closing market price of our common stock on the grant date.

(5)	See the Summary Compensation Table above for more information about the assumptions used to determine these amounts.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

The following table summarizes the equity awards we have made to our Named Executive Officers which are outstanding as of December 31, 2017.

		Option Awards								Stock Awards
Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) Exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Exercise Date	Number of Shares of Stock that have not Vested (#)		Market Value of Shares of Stock that have not Vested ($)(1)
Jon P. Stonehouse	56,949	-						3.26	3/14/2018
	80,000	-						1.20	3/2/2019
	116,809	-						6.68	3/1/2020
	134,279	-						4.15	3/1/2021
	184,000	-						4.73	3/1/2022
	368,000	-						1.42	1/1/2023
	-	-		75,000	(4)	25,000	(4)	5.45	8/8/2023
	63,000	21,000	(2)					10.80	1/20/2024
				40,710	(5)	94,990	(5)	12.16	1/1/2025
	81,475	81,475	(2)					10.82	12/29/2025
	84,262	252,788	(2)					3.22	5/23/2026
	-	500,000	(2)					5.51	2/27/2027
	-	300,000	(2)					5.04	12/20/2027
										32,000	(3)	157,120
										14,200	(3)	69,722
Thomas R. Staab II	55,805	-						3.78	7/1/2021
	4,000	-						4.73	3/1/2022
	25,000	-						1.42	1/1/2023
	50,000	-						1.42	1/1/2023
				41,000	(4)	17,000	(4)	5.45	8/8/2023
	26,250	8,750	(2)					10.80	1/20/2024
				27,000	(5)	63,000	(5)	11.13	12/22/2024
	21,200	21,200	(2)					12.16	1/1/2025
	31,286	31,287	(2)					10.82	12/29/2025
	32,356	97,071	(2)					3.22	5/23/2026
	-	175,000	(2)					5.51	2/27/2027
	-	100,000	(2)					5.04	12/20/2027
										13,500	(3)	66,285
										4,450	(3)	21,850
Yarlagadda S. Babu, Ph.D.	30,000	-						3.26	3/14/2018
	31,874	-						1.20	3/2/2019
	55,000	-						6.68	3/1/2020
	50,000	-						4.15	3/1/2021
	62,000	-						4.73	3/1/2022
	50,000	-						1.42	1/1/2023
	50,000	-						1.42	1/1/2023
				51,000	(4)	17,000	(4)	5.45	8/8/2023
	26,250	8,750	(2)					10.80	1/20/2024
				27,000	(5)	63,000	(5)	11.13	12/22/2024
	21,200	21,200	(2)					12.16	1/1/2025
	31,286	31,287	(2)					10.82	12/29/2025
	32,356	97,071	(2)					3.22	5/23/2026
	-	175,000	(2)					5.51	2/27/2027
	-	100,000	(2)					5.04	12/20/2027
										13,500	(3)	66,285
										4,450	(3)	21,850
17

William P. Sheridan	42,112	-						2.58	7/1/2018
	59,949	-						6.68	3/1/2020
	41,250	-						4.15	3/1/2021
	46,573	-						4.73	3/1/2022
	100,000	-						5.59	3/9/2022
	37,500	-						1.42	1/1/2023
	25,000	-						1.42	1/1/2023
				17,000	(4)	17,000	(4)	5.45	8/8/2023
	26,250	8,750	(2)					10.80	1/20/2024
				33,900	(5)	79,100	(5)	11.13	12/22/2014
	26,000	26,000	(2)					12.16	1/1/2025
	35,849	35,849	(2)					10.82	12/29/2025
	37,075	111,227	(2)					3.22	5/23/2026
	-	175,000	(2)					5.51	2/27/2027
	-	100,000	(2)					5.04	12/20/2027
										13,500	(3)	66,285
										5,450	(3)	26,760

Lynne M. Powell	95,000	95,000	(2)					11.33	1/26/2025
				30,000	(5)	70,000	(5)	11.33	1/26/2025
	31,286	31,287	(2)					10.82	12/29/2025
	32,356	97,071	(2)					3.22	5/23/2026
	-	150,000	(2)					5.51	2/27/2027
	-	80,000	(2)					5.04	12/20/2027

____________

(1)	Market value is calculated by multiplying the closing market price of our common stock as of December 31, 2017 ($4.91) by the number of shares that have not vested.

(2)	Options vest at a rate of 25% per year until fully vested after four years. The term of each option is ten years.

(3)	Restricted stock units vest 25% each year until fully vested after four years.

(4)	Special performance stock options that vest upon successful completion of specific performance objectives described under the caption “Special Performance Awards” in the Company’s 2014 proxy statement filed on March 21, 2014.

(5)	Special performance stock options that vest upon successful completion of specific performance objectives described under the caption “2014 Special Performance Award” in the Company’s 2015 proxy statement filed on April 10, 2015.

2017 OPTION EXERCISES AND STOCK VESTED

The following table provides information on stock option exercises during 2017 by our Named Executive Officers and restricted stock units held by our Named Executive Officers that vested during 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(2)
Jon P. Stonehouse	-	-	54,750	(3)	334,408
Thomas R. Staab II	60,455	294,821	17,850	(4)	107,861
Yarlagadda S. Babu, Ph.D.	-	-	17,850	(5)	107,861
William P. Sheridan	-	-	18,350	(6)	111,026

____________

(1)	Value is calculated by multiplying (a) the number of shares acquired upon exercise by (b) the difference between the market price of our common stock at the time of exercise and the exercise price.

(2)	Value is calculated by multiplying (a) the closing market price of our common stock on the vesting date by (b) the number of shares of stock that vested.

(3)	The Company withheld 19,167 of these shares for payment of Mr. Stonehouse’s tax obligations.

(4)	The Company withheld 6,874 of these shares for payment of Mr. Staab’s tax obligations.

(5)	The Company withheld 6,722 of these shares for payment of Dr. Babu’s tax obligations.

(6)	The Company withheld 7,842 of these shares for payment of Dr. Sheridan’s tax obligations.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following table sets forth potential payments payable to our Named Executive Officers upon termination of employment. The amounts include compensation payable upon voluntary or involuntary termination or retirement, termination following a change in control, and in the event of disability or death. None of the Named Executive Officers are entitled to any payments upon termination with cause. The Company’s Annual Incentive Plan provides that if the employment of a participating employee is terminated as a result of death, retirement or permanent disability, the employee is eligible to receive a pro rata award based on his or her base salary on the date of separation during the plan year in which the employee was considered an active employee and the number of whole months actually worked. In all other circumstances, absent provisions to the contrary in an employment agreement, all awards are forfeited if an employee voluntarily or involuntarily terminates employment with the Company before the annual incentive awards are paid. The Company’s Compensation Committee may in its discretion revise, amend or add to the benefits if it deems it advisable. The amounts shown assume the options are valued at their last intrinsic value in fiscal 2017 and that termination is effective December 31, 2017, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company. The amounts shown in the table do not include: accrued vacation, vested amounts payable under the Company’s 401(k) plan, any accrued but unpaid bonus or base salary, or potential compensation recognized upon exercise of vested options as disclosed in the Outstanding Equity Awards table above.

A description of the relevant provisions of the employment agreements of Messrs. Stonehouse and Staab, Drs. Sheridan and Babu, and Ms. Powell is set forth below the table. A description of the benefits executive officers are entitled to upon death, retirement or disability under the AIP or under the terms of the Company’s equity grants is included in “Compensation Discussion and Analysis.”

Name	Benefit	Termination Without Cause($)	Constructive Termination ($)	Disability ($)	Death (1)($)	Retirement ($)	Change in Control with no Change in Employment Status ($)	Change in Control and Termination (2)($)
Jon P. Stonehouse	Base salary	1,070,844	1,070,844	1,070,844	-	-	-	1,070,844
	Target bonus(3)	588,964	588,964	588,964	294,482	294,482	-	588,964
	Health care
	premiums(4)	34,401	34,401	34,401	-	-	-	34,401
	Equity vesting
	acceleration(5)	-	-	-	654,054	-	654,054	654,054
	Total	1,694,209	1,694,209	1,694,209	948,536	294,482	654,054	2,348,262

Thomas R. Staab II	Base salary	436,119	436,119	-	-	-	-	436,119
	Target bonus(3)	174,448	174,448	174,448	174,448	174,448	-	174,448
	Health care
	premiums(4)	34,401	34,401	-	-	-	-	34,401
	Equity vesting
	acceleration(5)	-	-	-	252,184	-	252,184	252,184
	Total	644,968	644,968	174,448	426,632	174,448	252,184	897,152

Yarlagadda S. Babu, Ph.D.	Base Salary	384,346	384,346	-	-	-	-	384,346
	Target bonus(3)	-	-	153,738	153,738	153,738	-	-
	Health care
	premiums(4)	34,401	34,401	-	-	-	-	34,401
	Equity vesting
	acceleration(5)	-	-	-	252,184	-	252,184	252,184
	Total	418,747	418,747	153,738	405,922	153,738	252,184	670,931
William P. Sheridan	Base salary	471,431	471,431	-	-	-	-	471,431
	Target bonus(3)	-	-	188,572	188,572	188,572	-	-
	Health care
	premiums(4)	23,733	23,733	-	-	-	-	23,733
	Equity vesting
	acceleration(5)	-	-	-	281,018	-	281,018	281,018
	Total	495,164	495,164	188,572	469,590	188,572	281,018	776,182

Lynne M. Powell	Base salary	371,315	371,315	-	-	-	-	371,315
	Target bonus(3)	148,526	148,526	148,526	148,526	148,526	-	148,526
	Health care
	premiums(4)	34,401	34,401	-	-	-	-	34,401
	Equity vesting
	acceleration(5)	-	-	-	-	-	164,050	164,050
	Total	554,242	554,242	148,526	148,526	148,526	164,050	718,292

____________

(1)	Pursuant to the terms of the Company’s Stock Incentive Plan, acceleration of unvested options occurs only in the event of death after five years of service.

(2)	Benefits for Mr. Stonehouse are triggered if his employment is terminated without Cause or as a result of Disability or Constructive Termination following a Change of Control. Benefits for Mr. Staab, Drs. Sheridan and Babu, and Ms. Powell are triggered if their employment is terminated without Cause or if they are Constructively Terminated within six months following a Change of Control. The employment agreement for Mr. Stonehouse provides that if any benefit would be subject to excise tax imposed by section 4999 of the Internal Revenue Code or any interest or penalties with respect to such excise tax, the employee shall be entitled to the greater of the employee's net after tax benefit of the entire payment assuming the payment is subject to section 4999 (which payment would be subject to the excise tax) and the employee's net after tax benefit of the payments after the payments are reduced just to the point that there is no section 4999 excise tax. The Company will not pay the excise tax if the payments are subject to section 4999.

(3)	Represents Annual Incentive Plan award at the target percentage for each individual (except with respect to Mr. Stonehouse, who, as described below, receives twice the Annual Incentive Plan award at the target percentage in the event of termination without Cause, Constructive Termination, or Disability).

(4)	Represents twelve months of premiums under COBRA.

(5)	Based on the closing price of the Company’s stock as of December 31, 2017.

Mr. Stonehouse

Pursuant to the terms of his employment letter agreement, in the event of termination by the Company without Cause, upon non-renewal of the term of the agreement by the Company, as a result of a Constructive Termination, or by the Company as a result of a Disability, Mr. Stonehouse is entitled to severance equal to the product of (x) two, and (y) the sum of (i) his annual base salary in effect immediately prior to the effective date of the termination, and (ii) his target bonus in effect for the fiscal year of termination, to be paid in equal installments over the regularly scheduled payroll periods of the Company for the two years following the effective date of termination. The Company will also pay the monthly premium for health insurance coverage under COBRA until the earlier of 12 months following the effective date of termination or the date upon which COBRA continuation coverage ceases. If there is a Change of Control, all equity awards granted to Mr. Stonehouse vest in full, and if his employment is terminated without Cause or as a result of Disability or Constructive Termination following the Change of Control, he shall receive the benefits described above. The receipt of such benefits is subject to his signing and not revoking a release of any and all claims against the Company, its officers, directors and employees, resigning from the Board, and returning to the Company all of its property and confidential information. To the extent required, the payments described in this paragraph may be delayed for the minimum period and the in the minimum manner necessary to avoid the imposition of the tax required by Section 409A of the Internal Revenue Code.

For purposes of Mr. Stonehouse’s letter agreement:

•	“Cause” is defined as: determination by the Board his employment be terminated for any of the following reasons: (i) a violation of a federal or state law or regulation that materially and adversely impacts the business of the Company, (ii) conviction or plea of no contest to a felony under the laws of the United States or any state, (iii) a breach of the terms of any confidentiality, invention assignment or proprietary information agreement with the Company or with a former employer that materially and adversely impacts the Company, (iv) fraud or misappropriation of property belonging to the Company or its affiliates, or (v) willful misconduct or gross negligence in connection with the performance of his duties; provided, however, that no act or failure to act shall be considered “willful” unless it is done, or omitted to be done in bad faith or without reasonable belief that his action or omission was in the best interests of the Company.

•	“Constructive Termination” is defined as resignation of employment within 30 days of the occurrence of any of: (i) a reduction in his responsibilities or any change in his status or title with regard to his employment; (ii) a reduction in his base salary, unless such reduction occurs prior to a Change of Control (as defined below) and is made in connection with a fiscal downturn of the Company pursuant to which the base salaries of all executive officers of the Company are reduced by a comparable percentage; or (iii) a relocation of his principal office to a location more than 50 miles from the location of his then-current principal office.

•	“Change of Control” is defined as (i) a merger or consolidation in which the Company is not the surviving entity, except for a transaction the principal purpose of which is to change the State of the Company’s incorporation, (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company in liquidation or dissolution of the Company, (iii) any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger, or (iv) any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company) directly or indirectly acquires beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities pursuant to a tender or exchange offer made directly to the Company’s stockholders.

•	“Disability” means the inability to perform his duties under the agreement by reason of physical or mental incapacity for 90 days, whether consecutive or not, during any consecutive 12-month period.

Mr. Staab

Pursuant to the terms of his employment letter agreement, in the event of termination by the Company without Cause, or if he resigns as a result of a material and adverse change in the Company’s business within six months after the four year term of the agreement expires, Mr. Staab is entitled to (i) continuation of his base salary for one year beyond the effective termination date, payable in accordance with the regular payroll practices of the Company and (ii) payment of his target bonus in effect for the fiscal year of termination, payable in equal installments over the regularly scheduled payroll periods of the Company for the one year following the effective date of termination. The Company will also pay the monthly premium for health insurance coverage under COBRA until the earlier of 12 months following the effective termination date, or the date upon which Mr. Staab commences employment with an entity other than the Company, if he elects to continue health insurance coverage under COBRA. If there is a Change of Control, all equity awards granted to Mr. Staab vest in full, and if his employment is terminated without Cause or as a result of Constructive Termination following the Change of Control, he shall receive the benefits described above. The receipt of such benefits is subject to his (a) signing and not revoking a release of any and all claims, in a form prescribed by the Company, and (b) returning to the Company all of its property and confidential information that is in his possession. To the extent required, the payments described in this paragraph may be delayed for the minimum period and the in the minimum manner necessary to avoid the imposition of the tax required by Section 409A of the Internal Revenue Code.

Dr. Babu

Pursuant to the terms of his employment letter agreement, in the event of termination by the Company without Cause, or if he resigns as a result of a material adverse change in the Company’s business within six months after the term of his agreement expires, Dr. Babu is entitled to (i) continuation of base salary for one year beyond the effective termination date, payable in accordance with the Company’s regular payroll practices, (ii) if he elects to continue health insurance coverage under COBRA, the monthly premium for such coverage until the earlier of 12 months following the effective date of termination or the date upon which he commences employment with another entity. In the event of a Change of Control, all equity awards shall vest in full, and if his employment is terminated without Cause or he is Constructively Terminated within six months of the Change of Control, he is entitled to the benefits described above. The receipt of such benefits is conditioned on his signing and not revoking a release of any and all claims, in a form prescribed by the Company and returning to the Company all of its property and confidential information. To the extent required, the payments described in this paragraph may be delayed for the minimum period and the in the minimum manner necessary to avoid the imposition of the tax required by Section 409A of the Internal Revenue Code.

Dr. Sheridan

Pursuant to the terms of his employment letter agreement, in the event of termination by the Company without Cause, or if he resigns as a result of a material adverse change in the Company’s business within six months after the term of his agreement expires, Dr. Sheridan is entitled to (i) continuation of base salary for one year beyond the effective termination date, payable in accordance with the Company’s regular payroll practices, (ii) relocation assistance to move Dr. Sheridan’s personal belongings back to his California residence and (iii) if he elects to continue health insurance coverage under COBRA, the monthly premium for such coverage until the earlier of 12 months following the effective date of termination or the date upon which he commences employment with another entity. In the event of a Change of Control, all equity awards shall vest in full, and if his employment is terminated without Cause or he is Constructively Terminated within six months of the Change of Control, he is entitled to the benefits described above. The receipt of such benefits is conditioned on his signing and not revoking a release of any and all claims, in a form prescribed by the Company and returning to the Company all of its property and confidential information. To the extent required, the payments described in this paragraph may be delayed for the minimum period and the in the minimum manner necessary to avoid the imposition of the tax required by Section 409A of the Internal Revenue Code.

Ms. Powell

Ms. Powell joined the Company in January 2015. Pursuant to the terms of her employment letter agreement, in the event of termination by the Company without Cause, or if she resigns as a result of a material adverse change in the Company’s business within six months after the term of her agreement expires, Ms. Powell is entitled to (i) continuation of base salary for one year beyond the effective termination date, payable in accordance with the Company’s regular payroll practices, (iii) payment of her target bonus in effect for the fiscal year of termination, payable in equal installments over the regularly scheduled payroll periods of the Company for the one year following the effective date of termination, and (iii) if she elects to continue health insurance coverage under COBRA, the monthly premium for such coverage until the earlier of 12 months following the effective date of termination or the date upon which she commences employment with another entity. In the event of a Change of Control, all equity awards shall vest in full, and if her employment is terminated without Cause or she is Constructively Terminated within six months of the Change of Control, she is entitled to the benefits described above. The receipt of such benefits is conditioned on her signing and not revoking a release of any and all claims, in a form prescribed by the Company and returning to the Company all of its property and confidential information. To the extent required, the payments described in this paragraph may be delayed for the minimum period and in the minimum manner necessary to avoid the imposition of the tax required by Section 409A of the Internal Revenue Code.

For purposes of the agreements of Mr. Staab, Ms. Powell and Drs. Babu and Sheridan:

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

2017 DIRECTOR COMPENSATION

The following table provides information related to the compensation of our non-employee directors during fiscal 2017.

Name	Fees Earned ($)		Option Award ($) (1) (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total ($)
George B. Abercrombie	69,583		104,664	-	-	174,247
Fred E. Cohen, M.D., D.Phil	70,000	(3)	104,664	-	-	174,664
Stanley C. Erck	65,000		104,664	-	-	169,664
Nancy J. Hutson, Ph.D.	65,000	(3)	104,664	-	-	169,664
Robert A. Ingram	72,917	(3)	104,664	-	-	177,581
Kenneth B. Lee	75,000		104,664	-	-	179,664
Sanj K. Patel	62,500		104,664	-	-	167,164

23

____________

(1)	Each non-employee director receives an automatic annual grant of an option to purchase 30,000 shares after the annual meeting. Options are granted to new directors automatically in accordance with our Stock Incentive Plan at the time they become a director. New directors receive an option to purchase 60,000 shares issued on a prorated basis from the date of appointment until the next scheduled annual meeting. The options vest on a monthly basis until the next annual meeting and are then fully vested. As of December 31, 2017, each director had options outstanding to purchase the following number of shares: Mr. Abercrombie: 132,667; Dr. Cohen: 110,833; Mr. Erck: 173,333; Dr. Hutson 128,333; Mr. Ingram: 78,750; Mr. Lee: 120,000; and Mr. Patel: 76,667.

(2)	The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of awards pursuant to the Stock Incentive Plan granted in 2017. Assumptions used in the calculation of these amounts are included in Note 6 to the Company’s audited consolidated financial statements for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018.

(3)	Drs. Cohen and Hutson and Mr. Ingram have each elected to receive their respective retainers in the form of shares of our common stock (in lieu of cash) equivalent in value to the fees earned. Pursuant to such elections, the Company issued the following number of shares: to Dr. Cohen, 3,009 shares of common stock in lieu of $16,667 of cash; to Dr. Hutson, 7,608 shares of common stock in lieu of $40,000 of cash; to Mr. Ingram, 11,632 shares of common stock in lieu of $60,417 of cash.

Narrative to Director Compensation Table

Directors who are employees of the Company do not receive any additional compensation for their services as a director. In addition to the equity awards described above, non-employee directors receive an annual retainer fee consisting of four equal installments paid in arrears on a quarterly basis. Annual retainers are also paid to members of Board committees. Directors are also reimbursed for expenses incurred in attending board or committee meetings and while representing the Company in conducting certain business. The annual retainer fee is $40,000 ($75,000 for the Chairman), consisting of four quarterly payments of $10,000 each ($18,750 each for the Chairman). Fees are not paid for attending committee meetings. Members of the Audit Committee other than the Chair are paid an annual retainer of $10,000, members of the Compensation Committee, Finance Committee and Science Committee are paid an annual retainer of $7,500, and members of the Corporate Governance and Nominating Committee are paid an annual retainer of $5,000. The Chair of the Audit Committee is paid an annual retainer of $20,000, the Chairs of the Compensation Committee, Finance Committee and Science Committee are each paid an annual retainer of $15,000, and the Chair of the Corporate Governance and Nominating Committee is paid an annual retainer of $10,000. The annual retainers for committee members and committee Chairs are paid in arrears in four equal installments on a quarterly basis.

Beginning on May 6, 2014, Directors were given the opportunity to elect to receive, in lieu of cash retainers, a number of shares of our common stock equivalent in value to the Board retainer earned by such Director. Directors that make such an election receive 100% of their compensation in the form of common stock. These shares are distributed four times a year, in line with previous paid quarterly retainers. The number of shares to be distributed is determined using the closing price of our common stock on the last business day of the applicable three-month period. Three Directors, Dr. Cohen, Dr. Hutson, and Mr. Ingram, elected to receive shares of our common stock in lieu of cash retainer in 2017. Subsequent elections to receive Company shares in lieu of cash for future years shall be made on the date of each Annual Meeting, effective until the subsequent Annual Meeting.

Compensation Committee Interlocks and Insider Participation

During 2017, the following directors served on the Compensation Committee: Dr. Cohen, Mr. Erck, Dr. Hutson and Mr. Ingram. No member of the Committee was at any time during 2017 an officer or employee of the Company. No executive officer of the Company served on the board of directors or compensation committee of any entity which has one or more executive officers serving as members of the Company’s Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee reviewed the Compensation Discussion and Analysis and discussed its contents with Company management. Based on such review and discussions, the Committee has recommended that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Fred E. Cohen, M.D., D.Phil, Chair of the Committee

Stanley C. Erck

Nancy Hutson, Ph.D.

Robert A. Ingram

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS

Equity Compensation Plan Information

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2017.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	14,661,521	(1)	6.06	795,109	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	14,661,521		6.06	795,109

(1)	Represents stock option awards and restricted stock units granted under the Stock Incentive Plan. The number of shares that may be issued pursuant to the Employee Stock Purchase Plan during a given period and the purchase price of such shares cannot be determined in advance of such purchases.

(2)	Consists of 468,839 shares available for future issuance under the Stock Incentive Plan and 326,270 shares available for future issuance under the Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 9, 2018, certain information regarding the ownership of our common stock by (1) each of our named executive officers and directors; (2) all of our executive officers and directors as a group; and (3) each person known to us to be the beneficial owner of more than 5% of our common stock.

Unless otherwise noted below, the address for each person listed in the table is the principal executive offices of the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
5% Stockholders
Baker Bros. Advisors LP and related persons 667 Madison Avenue, 21st Floor New York, NY 10021	14,080,631	(3)	14.27%
BlackRock Inc. and related persons 55 East 52nd Street New York, NY 10055	7,614,280	(4)	7.72%
Great Point Partners, LLC and related persons 165 Mason Street, 3rd Floor Greenwich, CT 06830	7,478,275	(5)	7.60%
Deerfield Mgmt, L.P. and related persons 780 Third Avenue, 37th Floor New York, NY 10017	7,213,393	(6)	7.33%
RA Capital Management, LLC 20 Park Plaza, Suite 1200 Boston, MA 02116	6,984,692	(7)	7.10%
Janus Capital Management, LLC 201 Bishopsgate EC2M 3AE, United Kingdom	6,739,266	(8)	6.85%
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	5,777,835	(9)	5.87%
Named Executive Officers and Directors
George B. Abercrombie	140,166	(10)	*
Fred E. Cohen, M.D., D.Phil.	227,742	(11)	*
Stanley C. Erck	210,832	(12)	*
Nancy J. Hutson, Ph.D.	163,979	(13)	*
Robert A. Ingram	95,151	(14)	*
Kenneth B. Lee, Jr.	127,751	(15)	*
Sanj K. Patel	74,166	(16)	*
Jon P. Stonehouse	2,021,527	(17)	2.02%
Thomas R. Staab II	512,155	(18)	*
Yarlagadda S. Babu, Ph.D.	657,712	(19)	*
William P. Sheridan, M.D.	612,291	(20)	*
Lynne M. Powell	283,891	(21)	*
All executive officers and directors as a group (12 persons)	5,127,363	(22)	5.00%

_________________________

*	Denotes less than 1% beneficial owner.
(1)	Gives effect to the shares of Common Stock issuable within 60 days after March 9, 2018 upon the exercise of all options and other rights beneficially held by the indicated stockholder on that date.
(2)	Ownership percentage is reported based on 98,658,466 shares of common stock issued and outstanding on March 9, 2018, plus, as to the holder thereof only and no other person, the number of shares (if any) that the person has the right to acquire as of March 9, 2018 or within 60 days from that date through the exercise of all options and other rights.

(3)	From Schedule 13G/A filed with the SEC on February 13, 2018. Includes the aggregate number of shares of common stock beneficially owned along with shares of common stock that may be immediately acquired as follows: 1,836,848 shares held by 667, L.P., and 12,154,491 shares held by Baker Brothers Life Sciences, L.P., 23,459 shares directly held by each of Julian C. Baker and Felix J. Baker, 5,833 shares held by Dr. Stephen R. Biggar, an employee of Baker Bros Advisors L.P. and former director of the Company, and 60,000 shares underlying stock options held by Dr. Biggar. By virtue of their power to control the investment decisions of the limited partnerships listed above, each of Baker Bros. Advisors LP, Baker Bros. Advisors (GP) LLC, Julian C. Baker and Felix J. Baker may be deemed to be beneficial owners of shares owned by such entities and may be deemed to have sole power to vote or direct the vote of and sole power to dispose or direct the disposition of such securities. Dr. Biggar previously served on the BioCryst board as a representative of 667, L.P. and Baker Brothers Life Sciences, L.P. (the "Funds"). The policy of the Funds and Baker Bros Advisors L.P. does not permit employees to receive compensation for serving as a director of the issuer. Therefore, Dr. Biggar has no pecuniary interest in any stock options or shares of common stock directly held by him. The Funds are instead entitled to the pecuniary interest in any stock options and shares of common stock received as director compensation.
(4)	From Schedule 13G/A filed with the SEC on January 29, 2018 indicating that 7,614,280 shares are held by BlackRock, Inc. and certain subsidiaries. No such subsidiary has the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, more than five percent of our common stock. BlackRock, Inc. may be deemed to have sole power to vote or to direct the vote of 7,478,233 shares of common stock and sole power to dispose or to direct the disposition of 7,614,280 shares of common stock.
(4)	From Schedule 13D filed with the SEC on February 16, 2018 indicating that 7,478,275 shares are held by BioMedical Value Fund, L.P. and one or more other funds, which are managed by Great Point Partners, LLC (the "BVF Adviser"). The BVF Adviser, in its capacity as the investment manager of such funds, has the power to vote and the power to direct the disposition of all shares held by such funds. Accordingly, the Adviser, Jeffrey R. Jay, as the senior managing member of the BVF Adviser, and David Kroin, as the special managing member of the BVF Adviser, may be deemed to beneficially own all such shares.
(5)	From Schedule 13G/A filed with the SEC on February 14, 2018 indicating that 7,213,393 shares of common stock are held by Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P. and Deerfield International Master Fund, L.P., of which Deerfield Mgmt, L.P. is the general partner and which are managed by Deerfield Management Company, L.P. (the "Deerfield Adviser"). Accordingly, Deerfield Mgmt, L.P., as the general partner, and the Deerfield Adviser may be deemed to beneficially own, have shared power to vote or direct the vote, and shared power to dispose of or direct the disposition of, such shares.
(6)	From Schedule 13G filed with the SEC on February 14, 2018 indicating that 6,984,692 shares of common stock are held by RA Capital Healthcare Fund, L.P. and one or more other funds, which are managed by RA Capital Management, LLC (the "RA Adviser"). The RA Adviser, in its capacity as the investment adviser to such funds, has the power to vote and the power to direct the disposition of all shares held by such funds. Accordingly, the RA Adviser and Peter Kolchinsky, as the manager of the RA Adviser, may be deemed to beneficially own all such shares.
(7)	From Schedule 13G filed with the SEC on February 12, 2018 indicating that 6,739,266 shares are held by Janus Capital Management LLC and one or more other funds, which are managed by Janus Henderson Group plc (the "Janus Adviser"). The Janus Adviser, in its capacity as the investment adviser of such funds, has the power to vote and the power to direct the disposition of all shares held by such funds. Accordingly, the Janus Adviser may be deemed to beneficially own all such shares.
(8)	From Schedule 13G filed with the SEC on February 8, 2018 indicating that 5,596,974 shares are owned by The Vanguard Group, Inc., 171,061 shares are owned by the Vanguard Fiduciary Trust Company and 21,600 shares are owned by Vanguard Investments Australia, Ltd. The Vanguard Group, Inc. may be deemed to beneficially own all such shares.
(9)	Includes 103,166 shares issuable upon exercise of stock options that are exercisable as of March 9, 2018 or within 60 days from that date.
(10)	Includes 108,332 shares issuable upon exercise of stock options that are exercisable as of March 9, 2018 or within 60 days from that date.
(11)	Includes 170,832 shares issuable upon exercise of stock options that are exercisable as of March 9, 2018 or within 60 days from that date.
(12)	Includes 125,832 shares issuable upon exercise of stock options that are exercisable as of March 9, 2018 or within 60 days from that date.
(13)	Includes 76,249 shares issuable upon exercise of stock options that are exercisable as of March 9, 2018 or within 60 days from that date.
(14)	Includes 117,499 shares issuable upon exercise of stock options that are exercisable as of March 9, 2018 or within 60 days from that date.
(15)	Includes 74,166 shares issuable upon exercise of stock options that are exercisable as of March 9, 2018 or within 60 days from that date.
(16)	Includes 1,373,535 shares issuable upon exercise of stock options that are exercisable as of March 9, 2018 or within 60 days from that date.
(17)	Includes 376,997 shares issuable upon exercise of stock options that are exercisable as of March 9, 2018 or within 60 days from that date.
(18)	Includes 551,066 shares issuable upon exercise of stock options that are exercisable as of March 9, 2018 or within 60 days from that date.
(19)	Includes 593,958 shares issuable upon exercise of stock options that are exercisable as of March 9, 2018 or within 60 days from that date.
(20)	Includes 273,642 shares issuable upon exercise of stock options that are exercisable as of March 9, 2018 or within 60 days from that date.
(21)	Includes 3,972,274 shares issuable upon exercise of stock options that are exercisable as of March 9, 2018 or within 60 days from that date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since January 1, 2017, there were no relationships or related transactions requiring disclosure between the Company and any of its directors, executive officers or five percent stockholders. The Audit Committee Charter requires all related party transactions to be pre-approved by the Audit Committee.

Director Independence

The Company is governed by a Board of Directors, which currently consists of eight directors as determined by resolution of the Board in accordance with the Company’s Certificate of Incorporation. The Board has determined that seven of the eight current members of the Board (Abercrombie, Cohen, Erck, Hutson, Lee, Ingram and Patel), are independent as defined by Nasdaq. There are no family relationships among any of our directors or executive officers.

Audit Committee

The Company has an Audit Committee, currently consisting of Mr. Lee, as its Chairman, Mr. Abercrombie and Mr. Erck. The Audit Committee members are “independent” directors as defined by Nasdaq and the SEC and meet the heightened independence standards applicable to Audit Committee members under Nasdaq and SEC rules and meet Nasdaq’s financial literacy requirements for audit committee members. The Board has determined that Mr. Lee qualifies as an “audit committee financial expert,” as such term is defined by the SEC.

Compensation Committee

The Company has a Compensation Committee, currently consisting of Dr. Cohen, as its Chairman, Mr. Erck, Dr. Hutson and Mr. Ingram. The Compensation Committee members are “independent” directors as defined by Nasdaq and meet the heightened independence standards applicable to Compensation Committee members under Nasdaq rules.

Corporate Governance and Nominating Committee

The Company has a Corporate Governance and Nominating Committee consisting of Dr. Hutson, as its Chairwoman, Mr. Abercrombie, and Mr. Ingram. The Corporate Governance and Nominating Committee selects persons for election or re-election as directors and provides oversight of the corporate governance affairs and policies of the Board of Directors and the Company. The Corporate Governance and Nominating Committee members are “independent” directors as defined by Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Independent Registered Public Accountants

In connection with the audit of the 2017 consolidated financial statements, the Company entered into an engagement agreement with Ernst & Young LLP, which set forth the terms by which Ernst & Young LLP agreed to perform audit services for the Company.

Set forth below is information relating to the aggregate fees paid to Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2017 and 2016, respectively.

	2017	2016
(1) Audit Fees	$395,000	$427,500
(2) Audit-related fees	277,685	6,000
(3) Tax fees	—	—
(4) All other fees	142,705	—

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related Fees

Audit-related fees represent the aggregate fees billed for assurance and related professional services rendered by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported under “Audit Fees” including consultations regarding internal controls, financial accounting and reporting standards; the issuance of consents in connection with registration statement filings with the SEC and comfort letters in connection with securities offerings.

All Other Fees

All other fees represent the aggregate fees billed for all other products and services rendered by our independent registered public accounting firm other than the services reported in the other categories. All other fees for 2017 represent due diligence services related to the proposed merger with Idera Pharmaceuticals, Inc.

Audit Committee Pre-Approval

It is the policy of the Audit Committee, as set forth in the Audit Committee Charter, to pre-approve, consistent with the requirements of the federal securities laws, all auditing services and non-audit services provided to the Company by its independent registered public accounting firm, other than such non-audit services as are prohibited by law to be performed by the independent registered public accounting firm and other than as provided in the de minimis exception set forth in applicable provisions of the federal securities laws. The Audit Committee may delegate to one or more of its designated members the authority to grant the required pre-approvals, provided that the decisions of any member(s) to whom such authority is delegated to pre-approve an activity shall be presented to the full Audit Committee at each of its scheduled meetings.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the Original Filing:

The following financial statements, schedules and exhibits were previously filed as part of the Original Filing:

(1)       Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Internal Control

(2)       Consolidated Financial Statement Schedules

No financial statement schedules were included because the information is either provided in the consolidated financial statements filed with the Original Filing or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

(3)       Exhibits

The following exhibits are filed with this Amendment:

Number	Description

2.1*	Agreement and Plan of Merger, dated as January 21, 2018, by and among BioCryst Pharmaceuticals, Inc., Idera Pharmaceuticals, Inc., Nautilus Holdco, Inc., Island Merger Sub, Inc. and Boat Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed January 22, 2018.

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.4	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.7	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

4.1	Indenture, dated as of March 9, 2011 by and between JPR Royalty Sub LLC and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q filed May 6, 2011.

10.1&	Amended and Restated Stock Incentive Plan dated March 29, 2012. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed May 25, 2012.

10.2&	Amended and Restated Stock Incentive Plan dated March 8, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 5, 2014.

10.3&	Amended and Restated Stock Incentive Plan, dated April 4, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed May 23, 2016.

10.4&	Amended and Restated Stock Incentive Plan dated April 3, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 30, 2017.

10.5&	Amended and Restated Employee Stock Purchase Plan dated March 29, 2012. Incorporated by reference to the Company’s Form 8-K, filed May 25, 2012.

10.6&	Amended and Restated Employee Stock Purchase Plan dated March 8, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 5, 2014.

10.7&	Form of Notice of Grant of Non-Employee Director Automatic Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed March 4, 2008.

10.8&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K filed March 4, 2008.

10.9&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed March 2, 2015.

10.10&	Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K filed March 2, 2015.

10.11&	Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 12, 2012.

10.12&	Executive Relocation Policy. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed March 4, 2008.

10.13&	Amended and Restated Employment Letter Agreement dated February 14, 2007, by and between the Company and Jon P. Stonehouse. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2006, filed March 14, 2007.

10.14&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Thomas R. Staab II, dated May 23, 2011. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 25, 2011.

10.15&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan dated June 12, 2008. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-Q filed August 8, 2008.

10.16&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Yarlagadda S. Babu dated April 27, 2012. Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K filed March 10, 2014.

10.17&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Alane P. Barnes dated August 8, 2013. Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K filed March 10, 2014.

10.18&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Lynne Powell dated December 30, 2014. Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed March 2, 2015.

10.19#	Agreement dated January 3, 2007, between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, as amended by Amendment number 1 dated January 3, 2007 and Amendment number 2 dated May 11, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2007. (Portions omitted pursuant to request for confidential treatment.)

10.20	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, dated October 2, 2007. Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed March 4, 2008.

10.21	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated April 3, 2008. Incorporated by reference to Exhibit 10.29 of the Company’s Form 10-Q filed August 8, 2008.

10.22	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated July 2, 2008. Incorporated by reference to Exhibit 10.30 of the Company’s Form 10-Q filed August 8, 2008.

10.23	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated August 18, 2008. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 7, 2008.

10.24	Amendment #7 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated November 17, 2008. Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 6, 2009.

10.25	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated March 13, 2009. Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed March 9, 2010.

10.26	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated September 18, 2009. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 6, 2009.

10.27	Amendment #10 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated October 15, 2009. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2009.

10.28	Amendment #11 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 23, 2011. Incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed March 15, 2011.

10.29	Stop-Work Order from U.S. Department of Health and Human Services, dated March 26, 2013, relating to Agreement dated January 3, 2007 between the Company and the U.S. Department of Health and Human Services. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 9, 2013.

10.30	Amendment #13 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 15, 2012. Incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K filed March 10, 2014.

10.31	Amendment #14 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated June 4, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed June 5, 2013.

10.32#	Amendment #15 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated September 5, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 8, 2013. (Portions omitted pursuant to request for confidential treatment.)

10.33	Amendment #16 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated December 17, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2013.

10.34	Amendment #17 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 21, 2014. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 26, 2014.
10.35	Order for Supplies or Services from the U.S. Department of Health & Human Services, dated November 4, 2009. Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed March 9, 2010.

10.36	Amendment #18 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated March 28, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2014.

10.37	Amendment #19 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated April 29, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 2, 2014.

10.38	Amendment #20 to the Agreement to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated May 30, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2014.

10.39#	License, Development and Commercialization Agreement dated as of February 28, 2007, by and between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007. (Portions omitted pursuant to request for confidential treatment.)

10.40#	First Amendment to License, Development and Commercialization Agreement, effective as of September 30, 2008, between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed March 6, 2009. (Portions omitted pursuant to request for confidential treatment.)

10.41	Riverchase Business Park Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 filed August 8, 2000.

10.42	Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 9, 2007.

10.43	Fourth Amendment to the Lease Agreement dated February 1, 2012, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed March 11, 2013.

10.44	Fifth Amendment to Lease Agreement dated January 15, 2015, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.42 of the Company’s Form 10-K filed March 2, 2015.

10.45	Stock and Warrant Purchase Agreement dated as of August 6, 2007, by and among BioCryst Pharmaceuticals, Inc. and each of the Investors identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed August 7, 2007.

10.46	Stock Purchase Agreement, dated as of February 17, 2005, by and among BioCryst Pharmaceuticals, Inc., Baker Bros. Investments, L.P., Baker Biotech Fund II, L.P., Baker Bros. Investments II, L.P., Baker Biotech Fund II (Z), L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund I, L.P., Baker Biotech Fund III (Z), L.P. and 14159, L.P. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 17, 2005.

10.47#	Development and License Agreement dated as of February 1, 2006, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Holdings Limited. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed May 2, 2006. (Portions omitted pursuant to request for confidential treatment.)

10.48#	Amended and Restated Development and License Agreement, dated as of November 11, 2011, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Corporation Limited. Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.49#	License Agreement dated as of June 27, 2000, by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., as amended by the First Amendment Agreement dated as of July 26, 2002 and the Second Amendment Agreement dated as of April 15, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2005. (Portions omitted pursuant to request for confidential treatment.)

10.50#	Third Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of December 11, 2009. Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed March 9, 2010. (Portions omitted pursuant to request for confidential treatment.)
10.51#	Fourth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of May 5, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 6, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.52#	Fifth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of November 17, 2011. Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.53#	Sixth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of June 19, 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 8, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.54	Novation Agreement among Albert Einstein College of Medicine of Yeshiva University, BioCryst Pharmaceuticals, Inc., Mundipharma International Corporation Limited, Callaghan Innovation Research Limited, and Victoria Link Limited, dated May 18, 2015. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed August 7, 2015.

10.55	Novation Agreement among Albert Einstein College of Medicine of Yeshiva University, BioCryst Pharmaceuticals, Inc., Callaghan Innovation Research Limited, and Victoria Link Limited, dated June 24, 2015. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed August 7, 2015.

10.56	Purchase and Sale Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and JPR Royalty Sub LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 6, 2011.

10.57	Pledge and Security Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 6, 2011.

10.58	Confirmation of terms and conditions of ISDA Master Agreement, dated as of March 7, 2011, between Morgan Stanley Capital Services Inc. and BioCryst Pharmaceuticals, Inc. dated as of March 9, 2011. Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 6, 2011.

10.59#	Agreement, dated as of September 12, 2013, between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 8, 2013. (Portions omitted pursuant to request for confidential treatment.)

10.60#	Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated December 26, 2013. Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K filed on March 10, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.61#	Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated January 24, 2014. Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K filed on March 10, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.62#	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 8, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.63#	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 8, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.64#	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 11, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.65#	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 27, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.66#	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 17, 2014. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.67#	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated October 29, 2014. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.68#	Amendment #10 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated February 13, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.69#	Amendment #11 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated March 19, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.70#	Amendment #12 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 12, 2015. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.71#	Amendment #13 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2015. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.72#	Amendment #14 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 16, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.73	Amendment #15 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated November 16, 2015. Incorporated by reference to Exhibit 10.70 to the Company’s Form 10-K filed on February 26, 2016.

10.74#	Amendment #16 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated December 18, 2015. Incorporated by reference to Exhibit 10.71 to the Company’s Form 10-K filed on February 26, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.75	Amendment #17 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated April 18, 2016. Incorporated by reference to Exhibit 10.74 to the Company’s Form 10-K filed on February 27, 2017.

10.76#	Amendment #18 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 30, 2016. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.77#	Amendment #19 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 10, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.78#	Amendment #20 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated January 9, 2017. Incorporated by reference to Exhibit 10.77 to the Company’s Form 10-K filed on February 27, 2017. (Portions omitted pursuant to request for confidential treatment.)

10.79#	Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services' Office of the Assistant Secretary for Preparedness and Response, dated March 27, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 8, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.80#	Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated June 2, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.81#	Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated July 8, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.82#	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated August 25, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.83#	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated February 25, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.84#	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated April 11, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.85#	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated May 20, 2016. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.86#	Amendment #7 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated September 26, 2016. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.87	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated September 20, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2017.

10.88†%	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated December 1, 2017.

10.89#	License Agreement by and between BioCryst Pharmaceuticals, Inc. and Seqirus UK Limited, dated as of June 16, 2015. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 8, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.90#	Credit and Security Agreement, dated as of September 23, 2016, by and among Midcap Financial Trust, as administrative agent, the Lenders listed on the Credit Facility Schedule attached thereto and otherwise party thereto from time to time, BioCryst Pharmaceuticals, Inc., and MDCP, LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.91	Registration Rights Agreement, dated March 15, 2017, by and between BioCryst Pharmaceuticals, Inc. 667, L.P., and Baker Brothers Life Sciences, L.P. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2017.

21%	Subsidiaries of the Registrant.

23%	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1%	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2%	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101%	Financial statements from the Annual Report on Form 10-K of BioCryst Pharmaceuticals, Inc. for the year ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

†	Confidential treatment requested.
#	Confidential treatment granted.
&	Management contracts.
( )	Filed herewith.
*	The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of such schedules to the Securities and Exchange Commission upon request by the Commission.
%	Previously filed or furnished, as applicable, as an exhibit to BioCryst Pharmaceuticals, Inc.’s Annual Report on Form 10-K, filed on March 12, 2018, File No. 000-23186.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2018.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer