Form 10-Q
period 2018-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2018-05-09
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of April 30, 2018 was 98,716,856.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2018 and December 31, 2017

(In thousands, except per share data)

	2018 (Unaudited)	2017 (Note 1)
Assets
Cash and cash equivalents	$43,767	$50,282
Restricted cash	4,599	3,286
Investments	47,540	64,115
Receivables from collaborations	5,694	6,117
Inventory	7	—
Prepaid expenses and other current assets	2,397	1,381
Deferred collaboration expense	152	210

Total current assets	104,156	125,391
Investments	41,599	41,295
Property and equipment, net	9,395	9,546
Other assets	222	2,027

Total assets	$155,372	$178,259

Liabilities and Stockholders’ Equity
Accounts payable	$3,588	$6,337
Accrued expenses	15,624	12,699
Interest payable	13,465	12,095
Deferred collaboration revenue	7,300	8,484
Lease financing obligation	76	75
Senior credit facility	6,497	6,464
Non-recourse notes payable	28,792	28,682

Total current liabilities	75,342	74,836
Deferred rent	131	155
Lease financing obligation	2,731	2,751
Senior credit facility	15,114	16,750
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 98,702 in 2018 and 98,411 in 2017	987	984
Additional paid-in capital	718,037	714,869
Accumulated other comprehensive loss	(476)	(243)
Accumulated deficit	(656,494)	(631,843)

Total stockholders’ equity	62,054	83,767

Total liabilities and stockholders’ equity	$155,372	$178,259

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2018 and 2017

(In thousands, except per share data-Unaudited)

	2018	2017
Revenues
Royalty revenue	$3,661	$6,321
Collaborative and other research and development	315	3,116

Total revenues	3,976	9,437
Expenses
Research and development	18,441	16,770
General and administrative	7,609	3,058
Royalty	140	294

Total operating expenses	26,190	20,122

Loss from operations	(22,214)	(10,685)
Interest and other income	462	109
Interest expense	(2,221)	(2,100)
Loss on foreign currency derivative	(1,804)	(1,543)

Net loss	$(25,777)	$(14,219)

Basic and diluted net loss per common share	$(0.26)	$(0.19)
Weighted average shares outstanding	98,592	75,167
Unrealized (loss) gain on available for sale investments	(233)	9

Comprehensive loss	$(26,010)	$(14,210)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2018 and 2017

(In thousands-Unaudited)

	2018	2017
Operating activities
Net loss	$(25,777)	$(14,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186	172
Stock-based compensation expense	2,903	2,462
Amortization of debt issuance costs	232	220
Amortization of premium/discount on investments	76	18
Change in fair value of foreign currency derivative	1,804	1,543
Changes in operating assets and liabilities:
Receivables	423	(796)
Inventory	(7)	(155)
Prepaid expenses and other assets	(1,015)	(284)
Deferred collaboration expense	—	18
Accounts payable and accrued expenses	152	1,642
Interest payable	1,370	1,301
Deferred revenue	—	(449)

Net cash used in operating activities	(19,653)	(8,527)

Investing activities
Acquisitions of property and equipment	(35)	(3)
Purchases of investments	(4,327)	—
Sales and maturities of investments	20,289	14,136

Net cash provided by investing activities	15,927	14,133

Financing activities
Sale of common stock, net	—	47,750
Payment of senior credit facility	(1,725)	—
Net proceeds from common stock issued under stock-based compensation plans	268	950
Increase in lease financing obligation	(19)	—

Net cash (used in) provided by financing activities	(1,476)	48,700

(Decrease) increase in cash, cash equivalents and restricted cash	(5,202)	54,306
Cash, cash equivalents and restricted cash at beginning of period	53,568	23,650

Cash, cash equivalents and restricted cash at end of period	$48,366	$77,956

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share amounts)

Note 1 — Significant Accounting Policies

Agreement and Plan of Merger

On January 21, 2018, BioCryst Pharmaceuticals, Inc. (the “Company” or “BioCryst”), Idera Pharmaceuticals, Inc. (“Idera”), a Delaware corporation, Nautilus Holdco, Inc., a Delaware corporation and a direct, wholly owned subsidiary of BioCryst (“Holdco”), Island Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco (“Merger Sub A”), and Boat Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco (“Merger Sub B”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, (a) Merger Sub A shall be merged with and into Idera (the “Idera Merger”), with Idera surviving as a wholly owned subsidiary of Holdco, and (b) Merger Sub B shall be merged with and into BioCryst (the “BioCryst Merger”, and, together with the Idera Merger, the “Mergers”), with BioCryst surviving as a wholly owned subsidiary of Holdco. At the effective time of the mergers, Holdco will be renamed Valenscion Incorporated.

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

The Merger Agreement has been unanimously approved by the boards of directors of BioCryst and Idera. The transaction is subject to approval by the stockholders of both companies, as well as regulatory approvals and satisfaction of other customary closing conditions. On February 15, 2018, the Federal Trade Commission notified BioCryst that its request for early termination of the waiting period under the HSR Act had been granted. The stockholders’ meeting for both companies has been scheduled for July 10, 2018. Affiliates of Baker Bros. Advisors, LP are the beneficial owners of approximately 14% of issued and outstanding BioCryst common stock and approximately 18% of issued and outstanding Idera common stock, have agreed, among other things, to vote their shares of BioCryst common stock and Idera common stock in favor of the proposal to adopt the Merger Agreement at each of the BioCryst special meeting and Idera special meeting. The combined company, which will be renamed Valenscion Incorporated, will be headquartered in Exton, PA, at the current Idera headquarters, with a consolidated research center in Birmingham, AL, at the current BioCryst facility.

The transaction is expected to be completed during the third quarter of 2018. However, this Form 10-Q and the forward-looking statements contained in this Form 10-Q are prepared as an independent company without giving effect to the Mergers.

The Company

BioCryst is a biotechnology company that designs, optimizes and develops novel small molecule drugs that block key enzymes involved in the pathogenesis of diseases. The Company focuses on oral treatments for rare diseases in which significant unmet medical needs exist and that align with its capabilities and expertise. The Company was incorporated in Delaware in 1986 and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. BioCryst has incurred losses and negative cash flows from operations since inception.

With the funds available at March 31, 2018, the Company believes these resources will be sufficient to fund its operations at least through the third quarter of 2019. The Company has sustained operating losses for the majority of its corporate history and expects that its 2018 expenses will exceed its 2018 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, its planned operations raise doubt about its ability to continue as a going concern beyond the third quarter of 2019. The Company’s liquidity needs will be largely determined by the success of operations in regards to the progression of its product candidates in the future. The Company also may consider other plans to fund operations beyond the third quarter of 2019 including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, JPR Royalty Sub LLC (“Royalty Sub”) and MDCP, LLC (“MDCP”) and Nautilus Holdco, Inc. All subsidiaries were formed to facilitate financing and/or strategic transactions for the Company. In the case of Nautilus Holdco, Inc., the subsidiary was formed entirely to facilitate a merger with Idera.

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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2017 and the notes thereto included in the Company’s 2017 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, certificates of deposit, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of March 31, 2018 reflects $3,188 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,411 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its new Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At March 31, 2018, the Company believes that the cost of its investments is recoverable in all material respects.

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

	March 31, 2018
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$44,116	$148	$—	$(205)	$44,059
Corporate debt securities	35,299	201	—	(250)	35,250
Certificates of deposit	9,821	30	—	(21)	9,830

Total investments	$89,236	$379	$—	$(476)	$89,139

	December 31, 2017
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$60,121	$177	$—	$(122)	$60,176
Corporate debt securities	34,021	203	—	(108)	34,116
Certificates of deposit	11,099	32	1	(14)	11,118

Total investments	$105,241	$412	$1	$(244)	$105,410

The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2018 and December 31, 2017.

	2018	2017
Maturing in one year or less	$47,540	$64,115
Maturing after one year through two years	38,505	34,257
Maturing after two years	3,094	7,038

Total investments	$89,139	$105,410

Receivables from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi, Green Cross Corporation (“Green Cross”), Mundipharma International Holdings Limited (“Mundipharma”) and Seqirus UK Limited (“SUL”), and product sales to SUL. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At March 31, 2018 and December 31, 2017, the Company had the following receivables.

	March 31, 2018
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$23	$996	$1,019
Shionogi & Co. Ltd.	2,422	—	2,422
Green Cross Corporation	899	27	926
Mundipharma International Holdings Limited	22		22
Seqirus UK Limited	1,133	172	1,305

Total receivables	$4,499	$1,195	$5,694

	December 31, 2017
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$42	$2,020	$2,062
Shionogi & Co. Ltd.	1,600	—	1,600
Green Cross Corporation	1,388	28	1,416
Mundipharma International Holdings Limited	47	—	47
Seqirus UK Limited	825	167	992

Total receivables	$3,902	$2,215	$6,117

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

Inventory

At March 31, 2018, the Company’s inventory consisted primarily of peramivir work in process and is being manufactured for the Company’s partners. Inventory is stated at the lower of cost and net realizable value, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of March 31, 2018 and December 31, 2017, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Although no changes were made to provisional amounts during the three months ended March 31, 2018, we will continue to evaluate our estimates related to the new legislation as clarifying guidance and interpretations are issued and our 2017 tax returns are completed.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (“TCJA”). SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740, Income Taxes.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. No reclassifications out of accumulated other comprehensive loss were recorded during the three months ended March 31, 2018 or March 31, 2017.

Revenue Recognition

Transition Considerations

In May 2014, the Financial Accounting Standards Board issued Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principle of ASC 606 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

The Company adopted the provisions of ASC 606 as of January 1, 2018 using the modified retrospective method as applied to contracts that were not completed as of that date. The modified retrospective method requires the recognition of the cumulative effect of initially applying the standard (if any) as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606.

Adoption of ASC 606 resulted in a change in the Company’s method of accounting for fees received under licensing agreements. Prior to adopting ASC 606, fees received under licensing agreements that were related to future performance were deferred and recognized over an estimated period based on the terms of the agreement and the products licensed. Under ASC 606, licenses of drug products and formulations are forms of functional intellectual property. Licenses of functional intellectual property grant a right to use the intellectual property and the related revenue will generally be recognized at a point in time rather than over time. As a result, certain license fees that were previously deferred and recognized over time were eliminated through a cumulative effect adjustment as of January 1, 2018.

The following table summarizes the cumulative effect of the changes to the Company’s unaudited Consolidated Balance Sheet as of January 1, 2018 from the adoption of ASC 606:

	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Assets
Deferred collaboration expense	$210	$(58)	$152
Liabilities
Deferred revenue	$8,484	$(1,184)	$7,300
Equity
Accumulated deficit	$(631,843)	$1,126	$(630,717)

The following tables summarize the current period impacts of adopting ASC 606 on the Company’s unaudited Consolidated Balance Sheet and Consolidated Statement of Comprehensive Loss:

	March 31, 2018
	As Reported	Adjustments due to ASC 606	Balances without adoption of ASC 606
Assets
Deferred collaboration expense	$152	$44	$196
Liabilities
Deferred revenue	$7,300	$888	$8,188
Equity
Accumulated deficit	$(656,494)	$282	$(656,212)

	For the Three Months Ended March 31, 2018
	As Reported	Adjustments due to ASC 606	Balances without adoption of ASC 606
Collaborative and other research and development revenue	$315	$296	$611
Research and development expenses	18,441	14	18,455
Net loss	(25,777)	282	(25,495)
Basic and diluted net loss per share	$(0.26)	$0.00	$(0.26)

Adoption of the standard had no impact on total net cash within the Consolidated Statements of Cash Flows.

Collaborative and Other Research and Development Arrangements and Royalties

The Company recognizes revenue when it satisfies a performance obligation by transferring promised goods or services to a customer. Revenue is measured at the transaction price that is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or services to the customer. The transaction price includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.

The Company has collaboration and license agreements with a number of third parties as well as research and development agreements with certain government entities. The Company’s primary sources of revenue are license, service, royalty and product sale revenues from these collaborative and other research and development arrangements.

Revenue from license fees, royalty payments, milestone payments, and research and development fees are recognized as revenue when the earnings process is complete and the Company has no further continuing performance obligations or the Company has completed the performance obligations under the terms of the agreement.

Arrangements that involve the delivery of more than one performance obligation are initially evaluated as to whether the intellectual property licenses granted by the Company represent distinct performance obligations. If they are determined to be distinct, the value of the intellectual property licenses would be recognized up-front while the research and development service fees would be recognized as the performance obligations are satisfied. Variable consideration is assessed at each reporting period as to whether it is not subject to significant future reversal and, therefore, should be included in the transaction price at the inception of the contract. If a contract includes a fixed or minimum amount of research and development support, this also would be included in the transaction price. Changes to collaborations, such as the extensions of the research term or increasing the number of targets or technology covered under an existing agreement, are assessed for whether they represent a modification or should be accounted for as a new contract. For contracts with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling price considering market conditions and entity-specific factors. Analyzing the arrangement to identify performance obligations requires the use of judgment, and each may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not probable at the inception of the agreement; and (ii) the Company has a right to payment. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

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

Under certain of the Company’s license agreements, the Company receives royalty payments based upon its licensees’ net sales of covered products. Royalties are recognized at the later of when (i) the subsequent sale or usage occurs, or (ii) the performance obligation to which some or all of the sales-based or usage-based royalty has been satisfied.

Product Sales

The Company recognizes revenue for sales of RAPIVAB when the customer obtains control of the product, which generally occurs on the date of shipment to the Company’s specialty distributors, utilizing the Sell-In revenue recognition methodology. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, and prior to the SUL Agreement, the Company sold RAPIVAB to specialty distributors, who in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations. With the completion of the SUL worldwide license of RAPIVAB, SUL will be responsible for sales of RAPIVAB, other than U.S. Government stockpiling sales. With the completion of the SUL collaboration, all peramivir sales (i.e., RAPIVAB, ALPIVABTM, RAPIACTA®, and PERAMIFLU®) should be made by the Company’s partners, except for U.S. Government stockpiling sales, and the Company will be reliant on these partners to generate sales.

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

The Company recorded the following revenues for the three months ended March 31, 2018 and 2017:

	2018	2017
Royalty revenues	$3,661	$6,321
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	315	654
Shionogi & Co., Ltd.	—	296
Seqirus UK Limited	—	2,166
Total collaborative and other research and development revenues	315	3,116

Total revenues	$3,976	$9,437

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue and billings in excess of revenue recognized (contract liabilities) on the Consolidated Balance Sheets.

Contract assets - The Company’s long-term contracts, typically the government research and development contracts, are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as current assets in the Consolidated Balance Sheet.

Contract liabilities - The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the revenue.

Contract Costs

The Company may incur direct and indirect costs associated with obtaining a contract. Incremental contract costs that the Company expects to recover are capitalized and amortized over the expected term of the contract. Non-incremental contract costs and costs that the Company does expect to recover are expensed as incurred.

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended March 31, 2018 and 2017 includes $2,136 and $2,020, respectively, related to the issuance of the PhaRMA Notes (defined in Note 4) and the Senior Credit Facility (defined in Note 5). Costs directly associated with the issuance of the PhaRMA Notes and the Senior Credit Facility have been capitalized and are netted against the non-recourse notes payable and Senior Credit Facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the PhaRMA Notes and the Senior Credit Facility using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $232 and $220 for each of the three months ended March 31, 2018 and 2017, respectively.

Lease Financing Obligation

Based on the terms of the lease agreement for the new research facility in Birmingham, Alabama, the Company had construction period risks during the construction period and the Company was deemed the owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded an asset of $1,589 at December 31, 2015, representing the Company’s leased portion of the building and recorded a corresponding liability. Upon completion of leasehold improvement construction, which ended in 2016, the Company did not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease is accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease of 20.5 years, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease or construction in process. Interest expense for the three months ended March 31, 2018 and 2017 includes $82 and $80, respectively, related to the lease financing obligation.

At each of March 31, 2018 and December 31, 2017, the lease financing obligation balance was $2,703 and was recorded as a long term liability on the consolidated balance sheets. At March 31, 2018 the remaining future minimum payments under the lease financing obligation are $4,225.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the three months ended March 31, 2018 and 2017 resulted in losses of $1,804 and $1,543, respectively. Mark to market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark to market adjustments based on thresholds defined in the Currency Hedge Agreement. As of March 31, 2018 and December 31, 2017, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2018 and 2017 does not include 1,775 and 2,762, respectively, of such potential common shares, as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Significant Customers and Other Risks

Significant Customers

Prior to the SUL Agreement, the Company relied primarily on three specialty distributors to purchase and supply the majority of RAPIVAB. These three pharmaceutical specialty distributors accounted for greater than 90% of all RAPIVAB product sales and accounted for predominantly all of the Company’s outstanding receivables from product sales. The loss of one or more of these specialty distributors as a customer could have negatively impacted the commercialization of RAPIVAB. However, the Company will utilize these specialty distributors on a limited basis subsequent to the SUL collaboration, as SUL and other peramivir collaboration partners will be responsible for commercial sales on a worldwide basis. In addition, in connection with the SUL collaboration, all peramivir sales (i.e., RAPIVAB, RAPIACTA, and PERAMIFLU) will be made by the Company’s partners and the Company will be reliant on these partners to generate sales and remit cash to satisfy receivables.

Other than peramivir royalty revenues for which Seqirus has a significant percentage of worldwide geography, the Company’s primary source of revenue that has an underlying cash flow stream is the reimbursement of galidesivir (formerly BCX4430) development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS (each as defined below). The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its galidesivir program. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion or termination of the NIAID/HHS and BARDA/HHS galidesivir contracts could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. The Company recognizes royalty revenue from the net sales of RAPIACTA by Shionogi; however, the underlying cash flow from these royalty payments, except for Japanese government stockpiling sales, is used directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. Further, the Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

Risks from Third Party Manufacturing and Distribution Concentration

The Company primarily relies on single source manufacturers for active pharmaceutical ingredient and finished drug product manufacturing of product candidates in development. Delays in the manufacture or distribution of any product could adversely impact the commercial revenue and future procurement stockpiling of the Company’s product candidates in development.

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

Recent Accounting Pronouncements

On December 22, 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740, Income Taxes.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual reporting periods. The Company adopted ASU 2016-18 as of January 1, 2018 and applied it retrospectively to all periods presented. Adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in this update clarify how entities should classify certain cash receipts and cash payments on the Consolidated Statements of Cash Flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual reporting periods. The Company adopted ASU 2016-15 as of January 1, 2018. Adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01: Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the amendments in this update supersede, for public business entities, the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual reporting periods. The Company adopted ASU 2016-15 as of January 1, 2018. Adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

Note 2 — Stock-Based Compensation

As of March 31, 2018, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in April 2017 and approved by the Company’s stockholders in May 2017. The ESPP was amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $2,903 ($2,820 of expense related to the Incentive Plan and $83 of expense related to the ESPP) was recognized during the first three months of 2018, while $2,462 ($2,326 of expense related to the Incentive Plan and $136 of expense related to the ESPP) was recognized during the first three months of 2017.

There was approximately $15,717 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock unit awards granted by the Company as of March 31, 2018. That cost is expected to be recognized as follows: $5,475 during the remainder of 2018, $5,472 in 2019, $3,386 in 2020, $1,382 in 2021 and $2 in 2022. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees generally vest 25% each year until fully vested after four years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of March 31, 2018, 75% of the August 2013 grants have vested based upon achievement of three milestones: (1) successful completion of the OPuS-1 clinical trial, for which vesting occurred in the second quarter of 2014, (2) FDA approval of RAPIVAB, for which vesting occurred in the fourth quarter of 2014, and (3) initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers, for which vesting occurred in the second quarter of 2015. As of March 31, 2018, 30% of the December 2014 grants have vested based upon achievement of successful completion of a hereditary angioedema (“HAE”) patient trial with a 2nd generation compound, for which vesting occurred in August 2017. Thus, as of March 31, 2018, 25% of the August 2013 performance-based grants and 70% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2017	468	14,452	$6.06
Restricted stock unit awards granted	(6)	—	—
Restricted stock unit awards cancelled	—	—	—
Stock option awards granted	(31)	31	5.43
Stock option awards exercised	—	(169)	3.22
Stock option awards cancelled	45	(45)	5.87

Balance March 31, 2018	476	14,269	$6.10

As of March 31, 2018, there were 48 restricted stock unit awards outstanding.

For stock option awards granted under the Incentive Plan during the first three months of 2018, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first three months of 2018 and 2017 was $3.72 and$3.75, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first three months of 2018. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

2018
Expected Life in Years	5.5
Expected Volatility	82%
Expected Dividend Yield	0.0%
Risk-Free Interest Rate	2.4%

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 277 shares remain available for purchase at March 31, 2018. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 49 shares during the first three months of 2018 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of March 31, 2018, a total of $20,574 has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including amendments, are to file IND applications for intravenous and intramuscular galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, including Ebola virus disease, and to conduct an initial Phase 1 human clinical trial. As of March 31, 2018, the total NIAID/HHS contract amount to advance the program through the completion of the Phase 1 clinical program is $39,477. As of March 31, 2018, all options have been exercised under this contract.

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

Seqirus UK Limited (“SUL”). On June 16, 2015, the Company and Seqirus UK Limited ("SUL"), a limited company organized under the laws of the United Kingdom and a subsidiary of CSL Limited, a company organized under the laws of Australia, entered into a License Agreement (the "SUL Agreement") granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize RAPIVAB and ALPIVAB (peramivir injection) for the treatment of influenza except for the rights to conduct such activities in Israel, Japan, Korea and Taiwan (the permitted geographies together constituting the "Territory"). Peramivir is an intravenous treatment for acute uncomplicated influenza and is currently approved for use in the United States, Canada, Japan, Taiwan and Korea. Peramivir is the first and only intravenous influenza treatment in the world and was approved by the U.S. Food and Drug Administration in December 2014 for the treatment of acute uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days. The Company retains all rights and associated economics to procure pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL has the right to pursue government stockpiling outside the U.S.

Pursuant to the SUL Agreement, RAPIVAB and ALPIVAB are licensed to and expected to be commercialized by CSL's subsidiary, SUL, which specializes in influenza prevention through the supply of seasonal and pandemic vaccine to global markets. SUL will manufacture, commercialize and exercise decision-making authority with respect to the development and commercialization of RAPIVAB and ALPIVAB within the Territory and be responsible for all related costs, including sales and promotion.

Under the terms of the SUL Agreement, the Company is responsible for fulfilling all post-marketing approval commitments in connection with the FDA's approval of the NDA, and upon fulfillment will transfer ownership of and financial responsibility for the new drug application (“NDA”) to SUL.

Under the terms of the SUL Agreement, the Company received an upfront payment of $33,740, has received $7,000 of milestone payments and should receive an additional $5,000 milestone payment related to the successful marketing approval by the EMA for an adult indication in the EU that was received in April 2018. $7,000 of the upfront payment was determined to be contingent upon EU marketing approval and was deferred until that time. BioCryst and Seqirus are engaged in a formal dispute resolution process. The dispute involves many items under the contract including, but not limited to, the EMA approval milestone, which BioCryst maintains is now due under the parties’ agreement. The Company is also entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, the Company receives tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 - June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the SUL Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the SUL Agreement. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from SUL.

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

Mundipharma International Holdings Limited (“Mundipharma”). In February 2006, the Company entered into an exclusive, royalty bearing right and license agreement with Mundipharma for the development and commercialization of forodesine, a Purine Nucleoside Phosphorylase (“PNP”) inhibitor, for use in oncology. Under the terms of the license agreement, as amended, Mundipharma obtained rights to forodesine in markets across Europe, Asia, and Australasia in exchange for a $10,000 up-front payment. In April 2017, Mundipharma obtained regulatory approval of Mundesine® (forodesine hydrochloride) for the treatment of relapsed/refractory PTCL (Peripheral T-Cell Lymphoma) by the Ministry of Health, Labor and Welfare in Japan and is responsible for all commercialization costs in Japan. With Mundesine’s approval, we began receiving royalties on product sales in Japan as per the amended license agreement.

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

In September 2014, Royalty Sub was unable to pay the accrued interest obligation due September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet, and thereafter. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of March 31, 2018, the PhaRMA Notes remain in default.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of March 31, 2018, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments for the three months ended March 31, 2018 and 2017 resulted in losses of $1,804 and $1,543 respectively. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of March 31, 2018 and December 31, 2017, no collateral was posted under the Currency Hedge Agreement. The Company will not be required to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of March 31, 2018, the maximum amount of hedge collateral the Company may be required to post is $5,850.

Note 5 — Senior Credit Facility

On September 23, 2016, the Company closed a $23,000 Senior Credit Facility with an affiliate of MidCap Financial Services, LLC, as administrative agent (the “Senior Credit Facility”). The Senior Credit Facility was fully funded at closing and bears a variable interest rate of LIBOR (which shall not be less than 0.5%) plus 8%. The Senior Credit Facility includes an interest-only payment period through fiscal 2017 and scheduled monthly principal and interest payments for the subsequent 40 months. The Company has the option to repay the Senior Credit Facility at any time prior to the scheduled principal repayment date subject to prepayment fees. Final payment of the Senior Credit Facility is subject to a final payment fee equal to 5% of the principal funded under the Senior Credit Facility.

As of March 31, 2018, the Company had borrowings of $21,275 under the Senior Credit Facility bearing an interest rate of 9.7%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. The remaining scheduled principal repayments of the Senior Credit Facility are as follows:

Principal Payments
2018	$5,175
2019	6,900
2020	6,900
2021	2,300

Total	$21,275

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

Cautionary Statement

The discussion herein contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. Forward looking statements regarding our financial condition and our results of operations that are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted within the United States (“U.S. GAAP”), as well as projections for the future. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Recent Corporate Highlights

RAPIVAB®/ALPIVABTM/RAPIACTA®/PERAMIFLU® (peramivir injection)

Peramivir (i.e., product sold or marketed under the RAPIVAB, ALPIVAB, RAPIACTA, and PERAMIFLU trade names) is approved for commercial sale in the United States, Canada, Japan, Taiwan, Korea, Australia and the European Union. Peramivir is indicated for the treatment of acute uncomplicated influenza in patients who have been symptomatic for no more than two days.

In April 2018, peramivir was approved in Australia and the European Union. The European Medicines Agency (“EMA”) approval of ALPIVAB under the centralized licensing procedure provides marketing authorization for all 28-member states of the European Union, Norway and Iceland. We and Seqirus are engaged in a formal dispute resolution process involving many items under the contract including, but not limited to, the EMA approval milestone of $5.0 million, which we maintain is due.

BCX7353

BCX7353 is a second generation hereditary angioedema (“HAE”) compound and our lead molecule that is being developed as a once-daily (“QD”) oral therapy for the prevention of HAE attacks (prophylaxis), as well as an acute therapy for HAE attacks. We have recently completed our Phase 2 prophylaxis program (with the completion of APeX-1 and subsequent FDA and EMA regulatory interactions) and have initiated APeX-2 and APeX-S, a Phase 3 and a long-term safety clinical trial, respectively, required for marketing authorization in the United States and Europe. Site initiation, patient enrollment and dosing have begun in both of these clinical trials. In addition, an adaptive dose-ranging proof of concept clinical trial evaluating efficacy, safety and tolerability for the treatment of acute angioedema attacks, ZENITH-1, is enrolling patients and is ongoing.

APeX-2 Trial: On March 15, 2018, we announced the dosing of the first patient into APeX-2, a Phase 3 clinical trial evaluating two dosage strengths of BCX7353 administered orally once-daily as a preventive treatment to reduce the frequency of attacks in patients with HAE. APeX-2 is a randomized, double-blind, placebo-controlled, three-arm trial testing two doses of BCX7353 (110 mg and 150 mg) for prevention of angioedema attacks. The trial is expected to enroll approximately 100 patients with Type I and II HAE in the United States, Canada and Europe. The primary efficacy endpoint of APeX-2 is the rate of angioedema attacks over 24 weeks of study drug administration.

APeX-S Trial: On February 28, 2018, BioCryst announced the dosing of the first patient in APeX-S, a long-term safety trial evaluating two dosage strengths of BCX7353 administered orally once-daily as a preventive treatment in patients with HAE. APeX-S is an open label two-arm trial to evaluate the safety of two dose levels of BCX7353 (110 mg once daily and 150 mg once daily) over 48 weeks in patients with Type I and II HAE. The trial will enroll approximately 160 patients.

ZENITH-1 Trial: On August 2, 2017, we announced the dosing of the first subject into ZENITH-1, a clinical trial studying up to three dosage strengths of a liquid formulation of BCX7353 given as a single oral dose for the acute treatment of angioedema attacks in patients with HAE. ZENITH-1 is a randomized, double-blind, placebo-controlled, adaptive dose-ranging trial of the efficacy, safety and tolerability of BCX7353 for treatment of acute angioedema attacks, and will enroll up to 60 subjects with HAE. Blinded study drug is being dosed as an oral liquid after onset of symptoms, for up to 3 attacks in each subject, with each subject receiving both BCX7353 (for 2 attacks) and placebo (for one attack) in a randomized sequence. The trial is structured with up to 3 consecutive cohorts testing single doses of 750 mg (36 subjects), 500 mg (up to 12 subjects) and 250 mg (up to 12 subjects), starting with 750 mg. Efficacy assessments include patient-reported composite visual analogue scale (“VAS”) scores, patient global assessment, change in symptoms, and use of rescue medication. Treatment effect will be assessed by comparing the proportion of BCX7353-treated and placebo-treated attacks that have a stable or improved composite VAS at 4 hours post dose. Enrollment has gone well with the trial thus far, and we have completed enrollment in the 750 mg and 500 mg cohorts and have begun enrolling patients in the 250 mg cohort.

Results of Operations (three months ended March 31, 2018 compared to the three months ended March 31, 2017)

For the three months ended March 31, 2018, total revenues were $4.0 million as compared to $9.4 million for the three months ended March 31, 2017. The decrease was primarily due to lower royalty revenue and a $2.0 million milestone payment related to the Health Canada approval of RAPIVAB. The decrease in royalty revenue was largely the result of $4.1 million of royalties derived from Japanese Government stockpiling of RAPIACTA in 2017. Revenues in the first quarter of 2018 included $3.7 million of royalty revenue from Shionogi, Green Cross Corporation and Seqirus UK Limited (“SUL”) associated with sales of peramivir in Japan, Taiwan, Korea and the United States and $0.3 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir. Revenues in the first quarter of 2017 included $6.3 million of royalty revenue from Shionogi, Green Cross and SUL associated with sales of peramivir in Japan, Taiwan, Korea and the United States, $0.7 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir, and $2.4 million associated with milestone revenue and collaborative revenue amortization from other corporate partnerships. Future government stockpiling orders are difficult to predict, as they are subject to the relevant appropriation and stockpiling processes.

Research and development (“R&D”) expenses increased to $18.4 million for the first quarter of 2018 from $16.8 million in 2017. The increase in 2018 R&D expenses, as compared to 2017, was primarily due to additions in R&D personnel and increased spending on our HAE and preclinical programs. These increases were partially offset by a decrease in our peramivir and galidesivir development spending in 2018.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended March 31,
	2018	2017
R&D expenses by program:
BCX7353	$11,872	$9,349
Other 2nd generation kallikrein inhibitors	168	705
Galidesivir	330	1,033
Peramivir	754	2,109
Fibrodysplasia Ossificans Progressiva (“FOP”)	1,229	1,425
Other research, preclinical and development costs	4,088	2,149

Total R&D expenses	$18,441	$16,770

General and administrative (“G&A”) expenses for the first quarter of 2018 were $7.6 million compared to $3.1 million in the first quarter of 2017. The increase was primarily due to approximately $4.7 million of merger-related costs associated with our proposed merger with Idera.

Interest and other income was $0.5 million in the first quarter of 2018, compared to $0.1 million in the first quarter of 2017.

Interest expense for the first quarter of 2018 of $2.2 million was in line with $2.1 million in the first quarter of 2017.

A mark to market loss of $1.8 million related to our Currency Hedge Agreement was recognized in the first quarter of 2018, compared to a mark to market loss of $1.5 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2018 operating expenses to exceed our 2018 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; and to a lesser extent, the PhaRMA Notes financing and the our $23.0 million Senior Credit Facility with an affiliate of MidCap Financial Services, LLC, as administrative agent (the “Senior Credit Facility”). To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS galidesivir development contract totaling $39.5 million, which is ongoing, and a BARDA/HHS galidesivir development contract totaling $39.1 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS galidesivir funding obligated under awarded options is $39.5 million and $20.6 million, respectively. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of March 31, 2018, we had net working capital of $28.8 million, a decrease of approximately $21.7 million from $50.6 million at December 31, 2017. The decrease in working capital was principally due to our normal operating expenses associated with the development of our product candidates and costs incurred for the proposed merger with Idera. Our principal sources of liquidity at March 31, 2018 were approximately $43.8 million in cash and cash equivalents, approximately $89.1 million in investments considered available-for-sale, and approximately $1.0 million in U.S. Government receivables. We anticipate our cash and investments will fund our operations at least through the third quarter of 2019.

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

With the funds available at March 31, 2018, we believe these resources will be sufficient to fund our operations at least through the third quarter of 2019. We have sustained operating losses for the majority of our corporate history and expect that our 2018 expenses will exceed our 2018 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, our planned operations raise doubt about our ability to continue as a going concern beyond the third quarter of 2019. Our liquidity needs will be largely determined by the success of operations in regards to the progression of our product candidates in the future. We also may consider other plans to fund operations beyond the third quarter of 2019 including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events and our decisions in the future.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	our ability to perform under our government contracts and receive reimbursement and to receive stockpiling procurement contracts;

•	the magnitude of work under our government contracts;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;

•	our ability to negotiate favorable development and marketing strategic alliances for certain product candidates or a decision to build or expand internal development and commercial capabilities;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and develop product candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our product candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development and commercialization of our product candidates;

•	the scope of manufacturing of our drug substance and product candidates required for future new drug application (“NDA”) filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	post-approval commitments for RAPIVAB and other products that receive regulatory approval; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

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

Financial Outlook for 2018

Based upon our development plans and our awarded government contracts, on a stand-alone basis, we continue to expect 2018 operating cash usage to be in the range of $67 to $90 million, and expect our total 2018 operating expenses to be in the range of $85 to $110 million. With merger-related costs and the aggressive advancement of programs thus far, we expect to be in the upper-end of both ranges. Our operating expense range excludes equity-based compensation expense due to the difficulty in accurately projecting this expense as it is significantly impacted by the volatility and price of the Company’s stock, as well as vesting of the Company’s outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of March 31, 2018, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Revenue Recognition

We adopted the provisions of ASC 606 as of January 1, 2018 using the modified retrospective method as applied to contracts that were not completed as of that date. As a result, financial information for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with our historical accounting policy for revenue recognition prior to the adoption of ASC 606.

Collaborative and Other Research and Development Arrangements and Royalties

We recognize revenue when we satisfy a performance obligation by transferring promised goods or services to a customer. Revenue is measured at the transaction price that is based on the amount of consideration that we expect to receive in exchange for transferring the promised goods or services to the customer. The transaction price includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur.

We have collaboration and license agreements with a number of third parties as well as research and development agreements with certain government entities. Our primary sources of revenue are license, service, royalty and product sale revenues from these collaborative and other research and development arrangements.

Revenue from license fees, royalty payments, milestone payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations or we have completed the performance obligations under the terms of the agreement.

Arrangements that involve the delivery of more than one performance obligation are initially evaluated as to whether the intellectual property licenses granted by us represent distinct performance obligations. If they are determined to be distinct, the value of the intellectual property licenses would be recognized up-front while the research and development service fees would be recognized as the performance obligations are satisfied. Variable consideration is assessed at each reporting period as to whether it is not subject to significant future reversal and, therefore, should be included in the transaction price at the inception of the contract. If a contract includes a fixed or minimum amount of research and development support, this also would be included in the transaction price. Changes to collaborations, such as the extensions of the research term or increasing the number of targets or technology covered under an existing agreement, are assessed for whether they represent a modification or should be accounted for as a new contract. For contracts with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell the products or services. If a standalone selling price is not directly observable, then we estimate the standalone selling price considering market conditions and entity-specific factors. Analyzing the arrangement to identify performance obligations requires the use of judgment, and each may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not probable at the inception of the agreement; and (ii) we have a right to payment. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.

Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Under our contracts with the Biomedical Advanced Research and Development Authority within the United States Department of Health and Human Services (”BARDA/HHS”) and the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”), revenue is recognized as reimbursable direct and indirect costs are incurred.

Under certain of our license agreements, we receive royalty payments based upon our licensees’ net sales of covered products. Royalties are recognized at the later of when (i) the subsequent sale or usage occurs, or (ii) the performance obligation to which some or all of the sales-based or usage-based royalty has been satisfied.

Product Sales

We recognize revenue for sales of RAPIVAB when the customer obtains control of the product, which generally occurs on the date of shipment to our specialty distributors, utilizing the Sell-In revenue recognition methodology. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, and prior to the SUL Agreement, we sold RAPIVAB to specialty distributors, who in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations. With the completion of the SUL worldwide license of RAPIVAB, SUL will be responsible for sales of RAPIVAB, other than U.S. Government stockpiling sales. With the completion of the SUL collaboration, all peramivir sales (i.e., RAPIVAB, ALPIVAB, RAPIACTA, and PERAMIFLU) will be made by our partners, except for U.S. Government stockpiling sales, and we will be reliant on these partners to generate sales.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue and billings in excess of revenue recognized (contract liabilities) on the Consolidated Balance Sheets.

Contract assets - Our long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as current assets in the Consolidated Balance Sheet.

Contract liabilities - We often receive cash payments from customers in advance of our performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when we expect to recognize the revenue.

Contract Costs

We may incur direct and indirect costs associated with obtaining a contract. Incremental contract costs that we expect to recover are capitalized and amortized over the expected term of the contract. Non-incremental contract costs and costs that we expect to recover are expensed as incurred.

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

Additionally, we have license agreements with third parties, such as the Albert Einstein College of Medicine of Yeshiva University, Industrial Research, Ltd. and the University of Alabama at Birmingham (“UAB”), which require fees related to sublicense agreements or maintenance fees. We expense sublicense payments as incurred unless they are related to revenues that have been deferred, in which case the expenses are deferred and recognized over the related revenue recognition period. We expense maintenance payments as incurred.

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

Currency Hedge Agreement

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2018 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of March 31, 2018, the maximum amount of hedge collateral we may be required to post is $5.9 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). We are also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of March 31, 2018, no collateral was posted under the agreement.

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

•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir;

•	the potential for government stockpiling orders of peramivir, additional regulatory approvals of peramivir or milestones, royalties or profit from sales of peramivir by us or our partners;
•	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;
•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;
•	our ability to establish and maintain collaborations or out-license rights to our product candidates;
•	the outcome, cost and timing of any resolution of disputes and legal proceedings;
•	plans, programs, progress and potential success of our collaborations, including SUL for peramivir, Mundipharma for Mundesine and Shionogi and Green Cross for peramivir in their territories;
•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes;
•	the Currency Hedge Agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing the intellectual property rights of others;
•	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;
•	our ability to continue as a going concern;
•	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;
•	our ability to raise additional capital to fund our operations or repay our recourse debt obligations;
•	the timing or likelihood of entering into a U.S. government stockpile order and our ability to execute any such order;
•	our ability to comply with the covenants as set forth in the agreements governing our debt obligations;
•	our financial performance; and
•	competitive companies, technologies and our industry.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Senior Credit Facility. The interest rate applicable to our borrowings under the PhaRMA Notes is fixed at 14% and the Senior Credit Facility bears a floating interest rate based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that we are required to make on the Senior Credit Facility. As of March 31, 2018, our Senior Credit Facility had an interest rate of 9.7%.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark to market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay an annual premium in the amount of $2.0 million from May 2018 through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. As of March 31, 2018, the maximum amount of hedge collateral we may be required to post is $5.9 million.

Item 4.     Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On March 6, 2018, a purported stockholder of BioCryst filed a putative class action lawsuit against BioCryst, the BioCryst board of directors, Idera Pharmaceuticals, Inc. (“Idera”), a Delaware corporation, Nautilus Holdco, Inc., a Delaware corporation and a direct, wholly owned subsidiary of BioCryst (“Holdco”), Island Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco (“Merger Sub A”), and Boat Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco (“Merger Sub B”) in the United States District Court for the District of Delaware, captioned Melvyn Klein v. BioCryst Pharmaceuticals, Inc., et al., Case No. 1:18-cv-00358-UNA. The complaint alleges that the defendants violated Sections 14(a) and 20(a) of the Exchange Act because the preliminary Form S-4 filed with the Securities and Exchange Commission allegedly contains material omissions and misstatements. The complaint seeks, among other things, injunctive relief preventing the consummation of the Mergers until additional disclosures are made, and damages. The defendants believe that the action is without merit.

On March 14, 2018, a purported stockholder of Idera filed a putative class action lawsuit against Idera, the Idera board of Directors, BioCryst, Holdco, Merger Sub A and Merger Sub B in the United States District Court for the District of Massachusetts, captioned Lisa Raatz, v. Idera Pharmaceuticals, Inc., et al, Cast No. 1:18-cv-10485. The complaint alleges that the defendants violated sections 14(a) and Rule 14a-9 promulgated thereunder and section 20(a) of the Exchanges Act because the preliminary Form S-4 filed with the Securities and Exchange Commission allegedly contains material omissions and misstatements. The complaint seeks, among other things, injunctive relief preventing the consummation of the Mergers until additional disclosures are made, and damages. The defendants believe that the action is without merit.

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

If we are unable to complete the proposed Mergers, we may have incurred substantial expense and diverted significant management time and resources from our ongoing business. In addition, if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay Idera a termination fee of $25.0 million or a fixed expense reimbursement amount of $6.0 million. There can be no assurance that the conditions to closing of the Mergers will be satisfied or waived or that the Mergers will be completed.

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

Progression of our product candidates through the clinical development process is dependent upon our trials indicating our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols. Failure to achieve any of these endpoints in any of our programs, including BCX7353, galidesivir, FOP and our other rare disease product candidates, could result in delays in our trials or require the performance of additional unplanned trials. This could result in delays in the development of our product candidates and could result in significant unexpected costs or the termination of programs.

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

We are performing research on or developing products for the treatment of several rare disorders, including HAE and FOP, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we are developing and plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with the current neuraminidase inhibitors marketed by GSK and Roche for influenza; CINRYZE® , KALBITOR® and FIRAZYR®, marketed by Shire Pharmaceuticals, Inc. (“Shire”) for HAE; BERINERT® and HAEGARDA® marketed by CSL Limited (“CSL”) for HAE; and RUCONEST® marketed by Pharming Healthcare, Inc. (“Pharming”) for HAE.

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

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time. Additional funding, whether through additional sales of securities, additional borrowings, or collaborative arrangements with partners, including governmental agencies in general and from any BARDA/HHS or NIAID/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under our Senior Credit Facility. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

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

Commercialization success of peramivir is uncertain and is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, commercialization of peramivir products is subject to further risks and may be negatively impacted by a number of factors, including, but not limited to, the following:

•	peramivir may not prove to be adequately safe and effective for market approval in markets other than the United States, Canada, Japan, Korea, Taiwan, Australia and the European Union;
•	necessary funding for post-marketing commitments and further development of peramivir may not be available timely, at all, or in sufficient amounts;
•	flu prevention or pandemic treatment concerns may not materialize at all, or in the near future;
•	advances in flu vaccines or other antivirals, including competitive i.v. antivirals, could substantially replace potential demand for peramivir;
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

41

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

We may be involved in legal proceedings to protect or enforce our patents, the patents of our partners or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming and unsuccessful. An adverse result in any legal proceeding could put one or more of our patents at risk. Our success depends in part on avoiding the infringement of other parties’ patents and other intellectual property rights as well as avoiding the breach of any licenses relating to our technologies and products. In the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, avoiding patent infringement may be difficult and we may inadvertently infringe third-party patents or proprietary rights. These third parties could bring claims against us, our partners or our licensors that even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, our partners or our licensors, we or they could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we, our partners or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

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

We are subject to legal proceedings, which could result in losses or unexpected expenditure of time and resources.

From time to time, we may be involved in disputes, called upon to initiate legal proceedings or to defend ourselves in such legal proceedings relating to our business. Due to the inherent uncertainties in legal proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome in any such proceedings could have an adverse impact on our business, financial condition and results of operations. If our stock price is volatile, we may become involved in securities class action lawsuits in the future. Any dispute resolution or legal proceeding in the future, regardless of its merits, could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2018, the 52-week range of the market price of our stock was from $3.95 to $8.80 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of April 30, 2018, there were 98,716,856 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of April 30, 2018, there were 14,301,530 stock options and restricted stock units outstanding, 477,793 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 277,391 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Item 6.     Exhibits

Number	Description

2.1*	Agreement and Plan of Merger, dated as January 21, 2018, by and among BioCryst Pharmaceuticals, Inc., Idera Pharmaceuticals, Inc., Nautilus Holdco, Inc., Island Merger Sub, Inc. and Boat Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed January 22, 2018.

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.7	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

(10.1)†	Amendment #21 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated March 21, 2018. (Portions omitted pursuant to request for confidential treatment.)

10.2	Amendment to the Registration Rights Agreement, dated January 21, 2018, by and among BioCryst Pharmaceuticals, Inc., 667, L.P. and Baker Brothers Life Sciences, L.P. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 22, 2018.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Voting and Support Agreement, dated January 21, 2018, by and among BioCryst Pharmaceuticals, Inc., 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed January 22, 2018.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

( )	Filed or furnished herewith.
†	Confidential treatment requested.

*	The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of such schedules to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2018.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

