Form 10-Q
period 2018-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2018-08-09
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of July 31, 2018 was 98,927,558.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2018 and December 31, 2017

(In thousands, except per share data)

	2018 (Unaudited)	2017 (Note 1)
Assets
Cash and cash equivalents	$27,104	$50,282
Restricted cash	7,625	3,286
Investments	53,636	64,115
Receivables from collaborations	2,342	6,117
Inventory	221	—
Prepaid expenses and other current assets	1,729	1,381
Deferred collaboration expense	12	210

Total current assets	92,669	125,391
Investments	33,744	41,295
Property and equipment, net	9,390	9,546
Other assets	841	2,027

Total assets	$136,644	$178,259

Liabilities and Stockholders’ Equity
Accounts payable	$4,122	$6,337
Accrued expenses	19,409	12,699
Interest payable	14,832	12,095
Deferred collaboration revenue	300	8,484
Lease financing obligation	78	75
Senior credit facility	6,530	6,464
Non-recourse notes payable	28,902	28,682

Total current liabilities	74,173	74,836
Deferred rent	107	155
Lease financing obligation	2,711	2,751
Senior credit facility	13,469	16,750
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 98,928 in 2018 and 98,411 in 2017	989	984
Additional paid-in capital	720,587	714,869
Accumulated other comprehensive loss	(452)	(243)
Accumulated deficit	(674,940)	(631,843)

Total stockholders’ equity	46,184	83,767

Total liabilities and stockholders’ equity	$136,644	$178,259

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Six Months Ended June 30, 2018 and 2017

(In thousands, except per share data-Unaudited)

	Three Months		Six Months
	2018	2017	2018	2017
Revenues
Royalty revenue	$142	$489	$3,803	$6,810
Collaborative and other research and development	12,352	2,610	12,667	5,726
Total revenues	12,494	3,099	16,470	12,536
Expenses
Research and development	21,010	15,759	39,451	32,529
General and administrative	9,492	2,834	17,101	5,892
Royalty	243	22	383	316
Total operating expenses	30,745	18,615	56,935	38,737
Loss from operations	(18,251)	(15,516)	(40,465)	(26,201)
Interest and other income	493	203	955	312
Interest expense	(2,195)	(2,094)	(4,416)	(4,194)
Gain (loss) on foreign currency derivative	1,507	521	(297)	(1,022)
Net loss	$(18,446)	$(16,886)	$(44,223)	$(31,105)
Basic and diluted net loss per common share	$(0.19)	$(0.21)	$(0.45)	$(0.40)
Weighted average shares outstanding	98,787	80,418	98,690	77,807
Unrealized gain (loss) on available for sale investments	24	(12)	(209)	(3)
Comprehensive loss	$(18,422)	$(16,898)	$(44,432)	$(31,108)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2018 and 2017

(In thousands-Unaudited)

	2018	2017
Operating activities
Net loss	$(44,223)	$(31,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	377	344
Stock-based compensation expense	4,987	4,788
Amortization of debt issuance costs	455	439
Amortization of premium/discount on investments	140	86
Change in fair value of foreign currency derivative	1,185	1,943
Changes in operating assets and liabilities:
Receivables	3,775	5,443
Inventory	(221)	(805)
Prepaid expenses and other assets	(347)	(87)
Deferred collaboration expense	140	35
Accounts payable and accrued expenses	4,447	(975)
Interest payable	2,737	2,597
Deferred revenue	(7,000)	(897)
Net cash used in operating activities	(33,548)	(18,194)

Investing activities
Acquisitions of property and equipment	(221)	(24)
Purchases of investments	(16,754)	(33,070)
Sales and maturities of investments	34,435	23,873
Net cash provided by (used in) investing activities	17,460	(9,221)

Financing activities
Sale of common stock, net	—	47,750
Payment of senior credit facility	(3,450)	—
Net proceeds from common stock issued under stock-based compensation plans	736	1,068
Increase in lease financing obligation	(37)	—
Net cash (used in) provided by financing activities	(2,751)	48,818

(Decrease) increase in cash, cash equivalents and restricted cash	(18,839)	21,403
Cash, cash equivalents and restricted cash at beginning of period	53,568	23,650

Cash, cash equivalents and restricted cash at end of period	$34,729	$45,053

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share amounts)

Note 1 — Significant Accounting Policies

Agreement and Plan of Merger

On January 21, 2018, BioCryst Pharmaceuticals, Inc. (the “Company” or “BioCryst”), Idera Pharmaceuticals, Inc. (“Idera”), a Delaware corporation, Nautilus Holdco, Inc., a Delaware corporation and a direct, wholly owned subsidiary of BioCryst (“Holdco”), Island Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco, and Boat Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco, entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Following the BioCryst stockholders’ failure to approve the adoption of the Merger Agreement at the BioCryst special meeting of stockholders held on July 10, 2018, the Merger Agreement was terminated. Pursuant to the terms of the Merger Agreement, BioCryst reimbursed Idera for transaction-related expenses of $6,000 in July 2018, See Note 7 – Subsequent Events.

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

With the funds available at June 30, 2018 and through subsequent financing transactions discussed in Note 7, the Company believes its resources will be sufficient to fund its operations into 2020. The Company has sustained operating losses for the majority of its corporate history and expects that its 2018 expenses will exceed its 2018 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, its planned operations raise doubt about its ability to continue as a going concern through 2020. The Company’s liquidity needs will be largely determined by the success of operations in regards to the progression of its product candidates in the future. The Company also may consider other plans to fund operations through 2020 including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, JPR Royalty Sub LLC (“Royalty Sub”) and MDCP, LLC (“MDCP”) and Nautilus Holdco, Inc. All subsidiaries were formed to facilitate financing and/or strategic transactions for the Company. In the case of Nautilus Holdco, Inc., the subsidiary was formed entirely to facilitate a merger with Idera which was terminated.

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

Restricted Cash

Restricted cash as of June 30, 2018 reflects $6,213 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,412 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its new Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At June 30, 2018, the Company believes that the cost of its investments is recoverable in all material respects.

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

	June 30, 2018
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$47,023	$136	$—	$(204)	$46,955
Corporate debt securities	33,465	199	—	(226)	33,438
Certificates of deposit	6,985	24	—	(22)	6,987

Total investments	$87,473	$359	$—	$(452)	$87,380

	December 31, 2017
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$60,121	$177	$—	$(122)	$60,176
Corporate debt securities	34,021	203	—	(108)	34,116
Certificates of deposit	11,099	32	1	(14)	11,118

Total investments	$105,241	$412	$1	$(244)	$105,410

The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2018 and December 31, 2017.

	2018	2017
Maturing in one year or less	$53,636	$64,115
Maturing after one year through two years	33,744	34,257
Maturing after two years	—	7,038

Total investments	$87,380	$105,410

Receivables from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi, Green Cross Corporation (“Green Cross”), Mundipharma International Holdings Limited (“Mundipharma”) and Seqirus UK Limited (“SUL”), and product sales to SUL. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At June 30, 2018 and December 31, 2017, the Company had the following receivables.

	June 30, 2018
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$87	$1,090	$1,177
Shionogi & Co. Ltd.	27	—	27
Green Cross Corporation	51	27	78
Mundipharma International Holdings Limited	43	—	43
Seqirus UK Limited	1,017	—	1,017

Total receivables	$1,225	$1,117	$2,342

	December 31, 2017
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$42	$2,020	$2,062
Shionogi & Co. Ltd.	1,600	—	1,600
Green Cross Corporation	1,388	28	1,416
Mundipharma International Holdings Limited	47	—	47
Seqirus UK Limited	825	167	992

Total receivables	$3,902	$2,215	$6,117

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

Inventory

At June 30, 2018, the Company’s inventory consisted primarily of peramivir work in process and is being manufactured for the Company’s partners. Inventory is stated at the lower of cost and net realizable value, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of June 30, 2018 and December 31, 2017, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Although no changes were made to provisional amounts during the six months ended June 30, 2018, we will continue to evaluate our estimates related to the new legislation as clarifying guidance and interpretations are issued and our 2017 tax returns are completed.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (“TCJA”). SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740, Income Taxes.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. No reclassifications out of accumulated other comprehensive loss were recorded during the six months ended June 30, 2018. Realized losses of $1 were reclassified out of accumulated other comprehensive loss during the six months ended June 30, 2017.

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

The following tables summarize the current period impacts of adopting ASC 606 on the Company’s unaudited Consolidated Balance Sheet and Consolidated Statement of Comprehensive Loss:

	June 30, 2018
	As Reported	Adjustments due to ASC 606	Balances without adoption of ASC 606
Assets
Deferred collaboration expense	$12	$29	$41
Liabilities
Deferred revenue	$300	$592	$892
Equity
Accumulated deficit	$(674,940)	$563	$(674,377)

	For the Three Months Ended June 30, 2018
	As Reported	Adjustments due to ASC 606	Balances without adoption of ASC 606
Collaborative and other research and development revenue	$12,352	$296	$12,648
Research and development expenses	21,010	14	21,024
Net loss	(18,446)	282	(18,164)
Basic and diluted net loss per share	$(0.19)	$0.01	$(0.18)

	For the Six Months Ended June 30, 2018
	As Reported	Adjustments due to ASC 606	Balances without adoption of ASC 606
Collaborative and other research and development revenue	$12,667	$592	$13,259
Research and development expenses	39,451	29	39,480
Net loss	(44,223)	563	(43,660)
Basic and diluted net loss per share	$(0.45)	$0.01	$(0.44)

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

The Company recorded the following revenues for the three and six months ended June 30, 2018 and 2017:

	Three Months		Six Months
	2018	2017	2018	2017
Royalty revenue	$142	$489	$3,803	$6,810
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	352	2,161	667	2,815
Shionogi & Co. Ltd.	—	296	—	592
Seqirus UK Limited	12,000	153	12,000	2,319
Total collaborative and other research and development revenues	12,352	2,610	12,667	5,726

Total revenues	$12,494	$3,099	$16,470	$12,536

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended June 30, 2018 and 2017 was $2,195 and $2,094, respectively, and for the six months ended June 30, 2018 and 2017 was $4,416 and $4,194, respectively, and primarily relates to the issuance of the PhaRMA Notes (defined in Note 4) and the Senior Credit Facility (defined in Note 5). Costs directly associated with the issuance of the PhaRMA Notes and the Senior Credit Facility have been capitalized and are netted against the non-recourse notes payable and Senior Credit Facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the PhaRMA Notes and the Senior Credit Facility using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $223 and $220 for each of the three months ended June 30, 2018 and 2017, respectively, and $455 and $439 for each of the six months ended June 30, 2018 and 2017, respectively.

Lease Financing Obligation

Based on the terms of the lease agreement for the new research facility in Birmingham, Alabama, the Company had construction period risks during the construction period and the Company was deemed the owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded an asset of $1,589 at December 31, 2015, representing the Company’s leased portion of the building and recorded a corresponding liability. Upon completion of leasehold improvement construction, which ended in 2016, the Company did not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease is accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease of 20.5 years, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease or construction in process. Interest expense for the three months ended June 30, 2018 and 2017 includes $84 and $55, respectively, and for the six months ended June 30, 2018 and June 30, 2017 includes $167 and $135, respectively, related to the lease financing obligation.

At each of June 30, 2018 and December 31, 2017, the lease financing obligation balance was $2,703 and was recorded as a long term liability on the consolidated balance sheets. At June 30, 2018 the remaining future minimum payments under the lease financing obligation are $4,114.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the six months ended June 30, 2018 and 2017 resulted in losses of $1,186 and $1,943, respectively. Mark to market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. In addition, the Company realized currency exchange gains of $889 and $921 during the first six months of 2018 and 2017, respectively, associated with the exercise of a U.S. dollar/Japanese yen currency option under the Currency Hedge Agreement. The Company is also required to post collateral in connection with the mark to market adjustments based on thresholds defined in the Currency Hedge Agreement. As of June 30, 2018 and December 31, 2017, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended June 30, 2018 and 2017 does not include 1,939 and 2,208, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2018 and 2017 does not include 1,854 and 2,475, respectively, of such potential common shares, as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Significant Customers and Other Risks

Significant Customers

Prior to the SUL Agreement, the Company relied primarily on three specialty distributors to purchase and supply the majority of RAPIVAB. These three pharmaceutical specialty distributors accounted for greater than 90% of all RAPIVAB product sales and accounted for predominantly all of the Company’s outstanding receivables from product sales. The loss of one or more of these specialty distributors as a customer could have negatively impacted the commercialization of RAPIVAB. However, the Company will utilize these specialty distributors on a limited basis subsequent to the SUL collaboration, as SUL and other peramivir collaboration partners will be responsible for commercial sales on a worldwide basis. In addition, in connection with the SUL collaboration, all peramivir sales (i.e., RAPIVAB, ALPIVAB, RAPIACTA, and PERAMIFLU) will be made by the Company’s partners and the Company will be reliant on these partners to generate sales and remit cash to satisfy receivables.

Other than peramivir royalty revenues for which SUL has a significant percentage of worldwide geography, the Company’s primary source of revenue that has an underlying cash flow stream is the reimbursement of galidesivir (formerly BCX4430) development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS (each as defined below). The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its galidesivir program. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion or termination of the NIAID/HHS and BARDA/HHS galidesivir contracts could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. The Company recognizes royalty revenue from the net sales of RAPIACTA by Shionogi; however, the underlying cash flow from these royalty payments, except for Japanese government stockpiling sales, is used directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. Further, the Company’s drug development activities are performed by a limited group of third party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

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

Note 2 — Stock-Based Compensation

As of June 30, 2018, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in April 2017 and approved by the Company’s stockholders in May 2017. The ESPP was amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $4,987 ($4,904 of expense related to the Incentive Plan and $83 of expense related to the ESPP) was recognized during the first six months of 2018, while $4,788 ($4,652 of expense related to the Incentive Plan and $136 of expense related to the ESPP) was recognized during the first six months of 2017.

There was approximately $14,509 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock unit awards granted by the Company as of June 30, 2018. That cost is expected to be recognized as follows: $3,927 during the remainder of 2018, $5,845 in 2019, $3,363 in 2020, $1,372 in 2021 and $2 in 2022. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees generally vest 25% each year until fully vested after four years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of June 30, 2018, 75% of the August 2013 grants have vested based upon achievement of three milestones: (1) successful completion of the OPuS-1 clinical trial, for which vesting occurred in the second quarter of 2014, (2) FDA approval of RAPIVAB, for which vesting occurred in the fourth quarter of 2014, and (3) initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers, for which vesting occurred in the second quarter of 2015. As of June 30, 2018, 30% of the December 2014 grants have vested based upon achievement of successful completion of a hereditary angioedema (“HAE”) patient trial with a 2nd generation compound, for which vesting occurred in August 2017. Thus, as of June 30, 2018, 25% of the August 2013 performance-based grants and 70% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2017	468	14,452	$6.06
Restricted stock unit awards granted	(10)	—	—
Restricted stock unit awards cancelled	—	—	—
Stock option awards granted	(222)	222	6.00
Stock option awards exercised	—	(372)	2.68
Stock option awards cancelled	93	(93)	5.71

Balance June 30, 2018	329	14,209	$6.15

As of June 30, 2018, there were 27 restricted stock unit awards outstanding.

For stock option awards granted under the Incentive Plan during the first six months of 2018, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first six months of 2018 and 2017 was $4.13 and $3.74, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first six months of 2018. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

2018
Expected Life in Years	5.5
Expected Volatility	82%
Expected Dividend Yield	0.0%
Risk-Free Interest Rate	2.7%

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 277 shares remain available for purchase at June 30, 2018. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 49 shares during the first six months of 2018 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of June 30, 2018, a total of $20,574 has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including amendments, are to file IND applications for intravenous and intramuscular galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, including Ebola virus disease, and to conduct an initial Phase 1 human clinical trial. As of June 30, 2018, the total NIAID/HHS contract amount to advance the program through the completion of the Phase 1 clinical program is $39,477. As of June 30, 2018, all options have been exercised under this contract.

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

Seqirus UK Limited (“SUL”). On June 16, 2015, the Company and Seqirus UK Limited ("SUL"), a limited company organized under the laws of the United Kingdom and a subsidiary of CSL Limited, a company organized under the laws of Australia, entered into a License Agreement (the "SUL Agreement") granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize RAPIVAB and ALPIVAB (peramivir injection) for the treatment of influenza except for the rights to conduct such activities in Israel, Japan, Korea and Taiwan (the permitted geographies together constituting the "Territory"). Peramivir is an intravenous treatment for acute uncomplicated influenza and is currently approved for use in the United States, European Union, Canada, Australia, Japan, Taiwan and Korea. Peramivir is the first and only intravenous influenza treatment in the world and was approved by the U.S. Food and Drug Administration in December 2014 for the treatment of acute uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days. The Company retains all rights and associated economics to procure pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL has the right to pursue government stockpiling outside the U.S.

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

Under the terms of the SUL Agreement, the Company is responsible for fulfilling all post-marketing approval commitments in connection with the FDA's approval of the new drug application (“NDA”), and upon fulfillment will transfer ownership of and financial responsibility for the NDA to SUL.

Under the terms of the SUL Agreement, the Company received an upfront payment of $33,740, has received $7,000 of milestone payments and should receive an additional $5,000 milestone payment related to the successful marketing approval by the EMA for an adult indication in the EU that was received in April 2018. $7,000 of the upfront payment was determined to be contingent upon EU marketing approval and was deferred until it was recognized in the second quarter of 2018. BioCryst and SUL are engaged in a formal dispute resolution process. The dispute involves many items under the contract including, but not limited to, the EMA approval milestone, which BioCryst maintains is now due under the SUL Agreement. The Company is also entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, the Company receives tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 - June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the SUL Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the SUL Agreement. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from SUL.

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

In September 2014, Royalty Sub was unable to pay the accrued interest obligation due September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet and thereafter. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and are non-recourse to the Company, the event of default with respect to the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of June 30, 2018, the PhaRMA Notes remain in default.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of June 30, 2018, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

The PhaRMA Notes are redeemable at the option of Royalty Sub at any time at a redemption price equal to the outstanding principal balance of the PhaRMA Notes being redeemed plus accrued and unpaid interest through the redemption date on the PhaRMA Notes being redeemed.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, the Company has the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which the Company may be required to pay a premium in each year from 2019 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $1,950 will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement.

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments for the six months ended June 30, 2018 and 2017 resulted in losses of $1,186 and $1,943 respectively. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of June 30, 2018 and December 31, 2017, no collateral was posted under the Currency Hedge Agreement. The Company will not be required to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of June 30, 2018, the maximum amount of hedge collateral the Company may be required to post is $3,900.

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

As of June 30, 2018, the Company had borrowings of $19,550 under the Senior Credit Facility bearing an interest rate of 10.0%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. The remaining scheduled principal repayments of the Senior Credit Facility are as follows:

Principal Payments
2018	$3,450
2019	6,900
2020	6,900
2021	2,300

Total	$19,550

The debt agreement contains two provisions that if deemed probable would create the recognition of an embedded feature; however, we do not believe either provision is probable. In July 2018, the Company amended and restated the Senior Credit Facility. See Note 7 – Subsequent Events.

Note 6 — Stockholders’ Equity

On November 8, 2017, the Company filed a $200,000 shelf registration statement on Form S-3 with the SEC. This shelf registration statement became effective on December 12, 2017 and allows the Company to sell securities, including common stock, preferred stock, depository shares, stock purchase contracts, warrants and units, from time to time at prices and on terms to be determined at the time of sale. In August 2018, the Company completed a SEC registered offering of its common stock. See Note 7 – Subsequent Events.

Note 7 — Subsequent Events

On July 10, 2018, the Company terminated its Agreement and Plan of Merger dated as of January 21, 2018 (the “Merger Agreement”) with Idera Pharmaceuticals, Inc. (“Idera”). The merger Agreement was terminated following the July 10, 2018 special meeting of the stockholders of the Company at which time the proposal to adopt the Merger Agreement was not approved by the holders of a majority of the Company’s issued and outstanding shares of common stock. Pursuant to the terms of the Merger Agreement, the Company paid a $6,000 expense reimbursement amount to Idera in July 2018.

On July 20, 2018, the Company, together with its consolidated subsidiary, MDCP, LLC (collectively, the “Borrowers”), entered into a $30,000 secured loan facility with MidCap Financial, a Delaware statutory trust, as administrative agent and lender (“MidCap”), pursuant to the terms and conditions of that certain Amended and Restated Credit and Security Agreement, dated as of July 20, 2018 (the “Amended and Restated Senior Credit Facility”), among the Borrowers, MidCap, and the lenders party thereto from time to time. The Amended and Restated Senior Credit Facility refinances and replaces the Senior Credit Facility dated as of September 23, 2016. The Amended and Restated Senior Credit Facility was fully funded at closing and bears a variable interest rate of LIBOR (which shall not be less than 0.5%) plus 8%. The Amended and Restated Senior Credit Facility includes an interest-only payment period through July 2019 and scheduled monthly principal and interest payments for the subsequent 30 months. The Company used a portion of the proceeds of the Amended and Restated Senior Credit Facility to pay off outstanding amounts under the Senior Credit Facility and the remainder will be used for general corporate purposes.

On August 6, 2018, the Company completed an underwritten public offering of 10,454,546 shares of its common stock, offered at a price to the public of $5.50 per share, including shares issued pursuant to the underwriters’ 30-day option to purchase additional shares, which was exercised in full. The net proceeds from this offering to the Company were approximately $53,400 after deducting underwriting discounts and commissions and estimated offering expenses.

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

Recent Corporate Highlights

On July 10, 2018, we terminated our Agreement and Plan of Merger dated as of January 21, 2018 (the “Merger Agreement”) with Idera Pharmaceuticals, Inc. (“Idera”). The merger Agreement was terminated following the July 10, 2018 special meeting of our stockholders at which time the proposal to adopt the Merger Agreement was not approved by the holders of a majority of our issued and outstanding shares of common stock. Pursuant to the terms of the Merger Agreement, we paid a $6,000 expense reimbursement amount to Idera in July 2018.

Early in the third quarter of 2018 and immediately after the termination of our planned merger, we entered into two financial transactions designed to enhance our financial position and provide additional liquidity beyond the expected reporting of efficacy and safety results of our APeX-2 clinical trial. On July 20, 2018, we, together with our consolidated subsidiary, MDCP, LLC (collectively, the “Borrowers”), entered into a $30,000 secured loan facility with MidCap Financial, a Delaware statutory trust, as administrative agent and lender (“MidCap”), pursuant to the terms and conditions of that certain Amended and Restated Credit and Security Agreement, dated as of July 20, 2018 (the “Amended and Restated Senior Credit Facility”), among the Borrowers, MidCap, and the lenders party thereto from time to time. The Amended and Restated Senior Credit Facility refinances and replaces the Senior Credit Facility dated as of September 23, 2016. The Amended and Restated Senior Credit Facility was fully funded at closing and bears a variable interest rate of LIBOR (which shall not be less than 0.5%) plus 8%. The Amended and Restated Senior Credit Facility includes an interest-only payment period through July 2019 and scheduled monthly principal and interest payments for the subsequent 30 months. We used a portion of the proceeds of the Amended and Restated Senior Credit Facility to pay off outstanding amounts under the Senior Credit Facility and the remainder will be used for general corporate purposes.

On August 6, 2018, we completed an underwritten public offering of 10,454,546 shares of our common stock, offered at a price to the public of $5.50 per share, including shares issued pursuant to the underwriters’ 30-day option to purchase additional shares, which was exercised in full. The net proceeds from this offering were approximately $53,400 after deducting underwriting discounts and commissions and estimated offering expenses.

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

In April 2018, peramivir was approved in Australia and the European Union. The European Medicines Agency (“EMA”) approval of ALPIVAB under the centralized licensing procedure provides marketing authorization for all 28-member states of the European Union, Norway and Iceland. We and Seqirus UK Limited (“SUL”) are engaged in a formal dispute resolution process involving many items under the License Agreement (the "SUL Agreement") including, but not limited to, the EMA approval milestone of $5.0 million, which we maintain is due under the SUL Agreement.

BCX7353

BCX7353 is a second generation HAE compound and our lead molecule that is being developed as a once-daily (“QD”) oral therapy for the prevention of HAE attacks (prophylaxis), as well as an acute therapy for HAE attacks. We have recently completed our Phase 2 prophylaxis program (with the completion of APeX-1 and subsequent FDA and EMA regulatory interactions) and have initiated APeX-2 and APeX-S, a Phase 3 and a long-term safety clinical trial, respectively, required for marketing authorization in the United States and the European Union. Site initiation, patient enrollment and dosing have begun in both of these clinical trials. In addition, an adaptive dose-ranging proof-of-concept clinical trial evaluating efficacy, safety and tolerability for the treatment of acute HAE attacks, ZENITH-1, is ongoing. On July 25, 2018, we announced that results from the APeX-1 trial were published online in the July 26, 2018 issue of the New England Journal of Medicine. On August 6, 2018 we announced that Fast Track Designation was granted by the FDA for the prevention of angioedema attacks in patients with HAE. In addition, in May 2018, we announced that the EMA Committee for Orphan Medicinal Products issued a positive opinion on our application for orphan designation of BCX7353 for the treatment of HAE, and the United Kingdom’s Medicines and Healthcare products Regulatory Agency had granted a Promising Innovative Medicine designation to BCX7353.

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

APeX-J Trial: On June 25, 2018, wet announced that we had reached agreement on the design of a Phase 3 trial and regulatory requirements for marketing authorization of BCX7353 for HAE with Pharmaceuticals and Medical Devices Agency (“PMDA”) in Japan.

ZENITH-1 Trial: On August 2, 2017, we announced the dosing of the first subject into ZENITH-1, a clinical trial studying up to three dosage strengths of a liquid formulation of BCX7353 given as a single oral dose for the acute treatment of angioedema attacks in patients with HAE. ZENITH-1 is a randomized, double-blind, placebo-controlled, adaptive dose-ranging trial of the efficacy, safety and tolerability of BCX7353 for treatment of acute angioedema attacks, and will enroll up to 60 subjects with HAE. Blinded study drug is being dosed as an oral liquid after onset of symptoms, for up to 3 attacks in each subject, with each subject receiving both BCX7353 (for 2 attacks) and placebo (for one attack) in a randomized sequence. The trial is structured with up to 3 consecutive cohorts testing single doses of 750 mg (36 subjects), 500 mg (up to 12 subjects) and 250 mg (up to 12 subjects), starting with 750 mg. Efficacy assessments include patient-reported composite visual analogue scale (“VAS”) scores, patient global assessment, change in symptoms, and use of rescue medication. We have completed enrollment in all 3 cohorts.

Results of Operations (three months ended June 30, 2018 compared to the three months ended June 30, 2017)

For the three months ended June 30, 2018, total revenues were $12.5 million as compared to $3.1 million for the three months ended June 30, 2017. The increase in revenue in the second quarter of 2018, as compared to 2017, resulted primarily from the recognition of $7.0 million of deferred revenue and a $5.0 million milestone, both associated with the EMA approval of ALPIVAB. These revenues were partially offset by lower collaboration revenue under U.S. Government development contracts. Revenues in the second quarter of 2018 included $0.1 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $0.4 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts and $12.0 million associated with milestone revenue and collaborative revenue from corporate partnerships. Revenues in the second quarter of 2017 included $0.5 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $2.2 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts and $0.4 million associated with collaborative revenue amortization from corporate partnerships.

Research and development (“R&D”) expenses increased to $21.0 million for the second quarter of 2018 from $15.8 million in 2017. The increase in 2018 R&D expenses, as compared to 2017, was primarily due to increased spending on our hereditary angioedema and preclinical programs, as well as additions in R&D personnel. These increases were partially offset by decreased activity under U.S. Government development contracts.

General and administrative (“G&A”) expenses for the second quarter of 2018 were $9.5 million compared to $2.8 million in the second quarter of 2017. The increase was primarily due to a $4.9 million reserve recorded for concern regarding the collectability of the EMA approval milestone, as well as incurred merger-related costs. As previously disclosed, BioCryst and SUL are engaged in a formal dispute resolution that involves many items under the SUL Agreement including, but not limited to, the EMA approval milestone.

Interest and other income was $0.5 million in the second quarter of 2018, compared to $0.2 million in the second quarter of 2017.

Interest expense, which is primarily related to the non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011 and borrowings under the Senior Credit Facility, was $2.2 million in the second quarter of 2018, compared to $2.1 million in the second quarter of 2017.

A mark-to-market gain of $0.6 million was also recognized in the second quarter of 2018 related to our foreign currency hedge, compared to a mark-to-market loss of $0.4 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized currency exchange gains of $0.9 million in the second quarters of 2018 and 2017, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

Results of Operations (six months ended June 30, 2018 compared to the six months ended June 30, 2017)

For the six months ended June 30, 2018, total revenues were $16.5 million as compared to $12.5 million for the six months ended June 30, 2017. The increase in 2018 revenue was primarily associated with the recognition of $7.0 million of deferred revenue and a $5.0 million milestone, both associated with the EMA approval of ALPIVAB, partially offset by a $3.1 million reduction in peramivir royalties from Shionogi, Green Cross and SUL. The decrease in royalty revenue was largely the result of reduced Japanese Government stockpiling of RAPIACTA®. Future government stockpiling orders are difficult to predict, as they are subject to the relevant appropriation and stockpiling processes. We expect revenue in future quarters to be lower, especially in quarters outside the normal influenza season, because our U.S. Government development contracts have had lower activity in 2018 and we expect that trend to continue, as well as there are no remaining milestones under our SUL agreement.

Revenues in the first six months of 2018 included $3.8 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $0.7 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts and $12.0 million associated with milestone revenue and collaborative revenue from corporate partnerships. Revenues in the first six months of 2017 included $6.8 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $2.8 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts and $2.9 million associated with milestone revenue and collaborative revenue amortization from corporate partnerships.

R&D expenses increased to $39.5 million for the first six months of 2017 from $32.5 million in 2017. The increase in 2018 R&D expenses, as compared to 2017, was primarily due to increased spending on our HAE and preclinical programs. These increases were partially offset by a decrease in the Company’s peramivir and galidesivir development spending in 2018.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
R&D expenses by program:
BCX7353	$14,452	$10,391	$26,324	$19,740
2nd generation kallikrein inhibitors	109	170	277	875
Galidesivir	425	1,260	755	2,293
Peramivir	460	797	1,214	2,906
Fibrodysplasia Ossificans Progressiva (“FOP”)	2,033	865	3,262	2,290
BCX9930	1,919	1,018	4,418	1,734
Other research, preclinical and development costs	1,612	1,258	3,201	2,691

Total R&D expenses	$21,010	$15,759	$39,451	$32,529

G&A expenses for the first six months of 2018 were $17.1 million compared to $5.9 million in the first six months of 2017. The increase was primarily due to approximately $6.4 million of merger-related costs associated with the Company’s terminated merger with Idera and a $4.9 million reserve for collectability of the EMA approval milestone of peramivir under the SUL Agreement. We expect our G&A expenses to be considerably higher in the third quarter of 2018, as compared to 2017, due to the $6 million expense reimbursement payment to Idera and other merger and merger-termination costs that have been incurred.

Interest and other income was $1.0 million in the first six months of 2018, compared to $0.3 million in the first six months of 2017.

Interest expense was $4.4 million in the first six months of 2018, compared to $4.2 million in the first six months of 2017.

A mark-to-market loss of $1.2 million was recognized in the first six months of 2018 related to our foreign currency hedge, compared to a mark-to-market loss of $1.9 million in the same period in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized currency exchange gains of $0.9 million in the second quarters of each of 2018 and 2017 related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2018 operating expenses to exceed our 2018 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; and to a lesser extent, the PhaRMA Notes financing and our Senior Credit Facility, as amended and restated. To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS galidesivir development contract totaling $39.5 million, which is ongoing, and a BARDA/HHS galidesivir development contract totaling $39.1 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS galidesivir funding obligated under awarded options is $39.5 million and $20.6 million, respectively. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

Early in the third quarter of 2018 and immediately after the termination of our planned merger, we entered into two financial transactions designed to enhance our financial position and provide additional liquidity beyond the expected reporting of efficacy and safety results of our APeX-2 clinical trial. On July 20, 2018, we entered into a $30,000 Amended and Restated Senior Credit Facility that refinances and replaces the Senior Credit Facility dated as of September 23, 2016. The Amended and Restated Senior Credit Facility includes an interest-only payment period through July 2019 and scheduled monthly principal and interest payments for the subsequent 30 months.

On August 6, 2018, we completed an underwritten public offering of 10,454,546 shares of our common stock, offered at a price to the public of $5.50 per share. The net proceeds from this offering to us were approximately $53,400 after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

As of June 30, 2018, we had net working capital of $18.5 million, a decrease of approximately $32.1 million from $50.6 million at December 31, 2017. The decrease in working capital was principally due to our normal operating expenses associated with the development of our product candidates and costs incurred for the proposed merger with Idera. Our principal sources of liquidity at June 30, 2018 were approximately $27.1 million in cash and cash equivalents, approximately $87.4 million in investments considered available-for-sale, and approximately $1.2 million in U.S. Government receivables. With the two financial transactions completed in the third quarter of 2018, we anticipate our cash and investments will fund our operations into 2020.

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

With the funds available at June 30, 2018 and considering the two financial transactions completed in the third quarter of 2018, we believe our resources will be sufficient to fund our operations into 2020. We have sustained operating losses for the majority of our corporate history and expect that our 2018 expenses will exceed our 2018 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, our planned operations raise doubt about our ability to continue as a going concern through 2020. Our liquidity needs will be largely determined by the success of operations in regards to the progression of our product candidates in the future. We also may consider other plans to fund operations through 2020 including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events and our decisions in the future.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	our ability to perform under our government contracts and receive reimbursement and to receive stockpiling procurement contracts;

•	the magnitude of work under our government contracts;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;

•	the outcome, cost and timing of any resolution of disputes and legal proceedings, including but not limited to disputes with our partners;

•	our ability to negotiate favorable development and marketing strategic alliances for certain product candidates or a decision to build or expand internal development and commercial capabilities;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and develop product candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our product candidates to support our preclinical research and clinical trials;

•	increases in personnel and related costs to support the development and commercialization of our product candidates;

•	the scope of manufacturing of our drug substance and product candidates required for future new drug application (“NDA”) filings;

•	competitive and technological advances;

•	our ability to service our debt obligations or enter into new debt facilities;

•	the time and costs involved in obtaining regulatory approvals;

•	post-approval commitments for RAPIVAB/ALPIVAB and other products that receive regulatory approval; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

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

The restrictive covenants contained in the Amended and Restated Senior Credit Facility could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lender’s permission or without repaying all Amended and Restated Senior Credit Facility obligations. These covenants limit our ability to, among other things, convey, sell, lease, license, transfer or otherwise dispose of certain parts of our business or property; change the nature of our business; liquidate or dissolve; enter into certain change in control or acquisition transactions; incur or assume certain debt; grant certain types of liens on our assets; modify, liquidate or transfer assets in certain collateral accounts; pay dividends or make certain distributions to our stockholders; make certain investments; enter into material transactions with affiliates; and modify existing debt or collaboration arrangements. A breach of any of these covenants could result in an event of default under the Amended and Restated Senior Credit Facility.

Financial Outlook for 2018

Based upon our development plans, merger-related incurred costs from the recently terminated merger agreement with Idera and our awarded government contracts, on a stand-alone basis, we continue to expect 2018 operating cash usage to be in the range of $85 to $105 million, and expect our total 2018 operating expenses to be in the range of $90 to $110 million. Our operating expense range excludes equity-based compensation expense due to the difficulty in accurately projecting this expense as it is significantly impacted by the volatility and price of the Company’s stock, as well as vesting of the Company’s outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of June 30, 2018, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

Inventory

Our inventories consist of peramivir finished goods and work in process, which are valued at the lower of cost or net realizable value using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. In connection with the FDA approval of RAPIVAB and other regulatory approvals, we began capitalizing costs associated with the production of peramivir inventories.

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

Currency Hedge Agreement

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2019 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of June 30, 2018, the maximum amount of hedge collateral we may be required to post is $3.9 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). We are also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of June 30, 2018, no collateral was posted under the agreement.

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

•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir;
•	the potential for government stockpiling orders of peramivir, additional regulatory approvals of peramivir or milestones, royalties or profit from sales of peramivir by us or our partners;
•	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;
•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;
•	our ability to establish and maintain collaborations or out-license rights to our product candidates;
•	the outcome, cost and timing of any resolution of disputes and legal proceedings, including but not limited to disputes with our partners SUL and Shionogi;
•	plans, programs, progress and potential success of our collaborations, including SUL for peramivir, Mundipharma for Mundesine and Shionogi and Green Cross for peramivir in their territories;
•	our and MDCP’s ability to satisfy obligations under our Amended and Restated Senior Credit Facility;
•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes;
•	the Currency Hedge Agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing the intellectual property rights of others;
•	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;
•	our ability to continue as a going concern;
•	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;

•	our ability to raise additional capital to fund our operations or repay our recourse debt obligations;
•	the timing or likelihood of entering into a U.S. government stockpile order and our ability to execute any such order;
•	our ability to comply with the covenants as set forth in the agreements governing our debt obligations;
•	our financial performance; and
•	competitive companies, technologies and our industry.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Senior Credit Facility. The interest rate applicable to our borrowings under the PhaRMA Notes is fixed at 14% and the Senior Credit Facility bears a floating interest rate based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that we are required to make on the Senior Credit Facility. As of June 30, 2018, our Senior Credit Facility had an interest rate of 10.0%.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark to market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay an annual premium in the amount of $2.0 million from May 2019 through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. As of June 30, 2018, the maximum amount of hedge collateral we may be required to post is $3.9 million.

Item 4.     Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On March 6, 2018, a purported stockholder of BioCryst filed a putative class action lawsuit against BioCryst, the BioCryst board of directors, Idera Pharmaceuticals, Inc. (“Idera”), a Delaware corporation, Nautilus Holdco, Inc., a Delaware corporation and a direct, wholly owned subsidiary of BioCryst (“Holdco”), Island Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco (“Merger Sub A”), and Boat Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco (“Merger Sub B”) in the United States District Court for the District of Delaware, captioned Melvyn Klein v. BioCryst Pharmaceuticals, Inc., et al., Case No. 1:18-cv-00358-UNA. The complaint alleged that the defendants violated Sections 14(a) and 20(a) of the Exchange Act because the preliminary Form S-4 filed with the Securities and Exchange Commission allegedly contains material omissions and misstatements. On July 20, 2018, the action was voluntarily dismissed by the plaintiff.

On March 14, 2018, a purported stockholder of Idera filed a putative class action lawsuit against Idera, the Idera board of Directors, BioCryst, Holdco, Merger Sub A and Merger Sub B in the United States District Court for the District of Massachusetts, captioned Lisa Raatz, v. Idera Pharmaceuticals, Inc., et al, Cast No. 1:18-cv-10485. The complaint alleged that the defendants violated sections 14(a) and Rule 14a-9 promulgated thereunder and section 20(a) of the Exchanges Act because the preliminary Form S-4 filed with the Securities and Exchange Commission allegedly contains material omissions and misstatements. The complaint sought, among other things, injunctive relief preventing the consummation of the Mergers and damages. On July 26, 2018, the action was voluntarily dismissed by the plaintiff.

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

To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process and related regulatory process are complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential. We may suffer significant setbacks in pivotal pre-clinical studies and clinical trials (e.g. galidesivir, BCX7353, other kallikrein inhibitors, our activin receptor-like kinase-2 (“ALK2”) inhibitors and our other rare disease product candidates), even after earlier clinical trials show promising results. The development of our product candidates, including our clinical trials, may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any of our product candidates may produce undesirable side effects in humans. The pre-clinical and clinical data from our product candidates could cause us or regulatory authorities to interrupt, delay, modify or halt preclinical or clinical trials of a product candidate. Undesirable or inconclusive data or side effects in humans could also result in the U.S. Food and Drug Administration (the “FDA”) or foreign regulatory authorities refusing to approve the product candidate for any targeted indications. In addition, the FDA or other regulatory agencies may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and regulatory agencies may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may fail to demonstrate that our product candidates are safe or effective and have acceptable commercial viability. Regulatory authorities may interrupt, delay or halt clinical trials for a product candidate for any number of reasons.

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

Clinical trials are lengthy and expensive. We or our partners incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet we cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrollment. Lack of adequate drug supply or delays in patient enrollment, including for APeX-2, APeX-S, APeX-J and ZENITH-1, can result in increased costs and longer development times. Even if we or our partners successfully complete clinical trials for our product candidates, we or our partners might not file the required regulatory submissions in a timely manner and may not receive regulatory approval for the product candidates.

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

If our development collaborations with third parties, such as our development partners, contractors and contract research organizations, fail, the development of our product candidates will be delayed or stopped.

We rely heavily upon third parties for many important stages of our product candidate development, including but not limited to:

•	discovery of natural proteins that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;
•	execution of certain pharmacology preclinical studies and late-stage development for our compounds and product candidates;
•	management of our Phase 1, 2 and 3 clinical trials, including site monitoring and data management;
•	execution of toxicology studies that may be required to obtain approval for our product candidates;
•	formulation improvement strategies and methods; and
•	manufacturing the starting materials and drug substance required to formulate our products and the product candidates to be used in our clinical trials, toxicology studies and any potential commercial product.

Our failure to engage in successful collaborations at any one of these stages would greatly impact our business. If we do not license enzyme targets or inhibitors from academic institutions or from other biotechnology companies on acceptable terms, our drug development efforts would suffer. Similarly, if the contract research organizations that conduct our initial or late-stage clinical trials, conduct our toxicology studies, manufacture our starting materials, drug substance and product candidates or assist with our regulatory function breached their obligations to us or perform their services inconsistent with industry standards and not in accordance with the required regulations, this would delay or prevent both the development of our product candidates and the availability of any potential commercial product.

If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to applicable FDA current Good Laboratory Practices, current Good Manufacturing Practices (“cGMP”) and current Good Clinical Practices, and comparable foreign standards. We do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed. If any of the foregoing risks are realized, our business, financial condition and results of operations could be materially adversely affected.

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

These contract manufacturers may not be able to manufacture the materials required for our product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third-party manufacturers have met our manufacturing requirements, but they may not continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval in accordance with the FDA’s cGMP and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies may at any time implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties any of which could be costly to us and could result in a delay or shortage of product.

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

We are performing research on or developing products for the treatment of several rare disorders, including HAE and FOP, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we are developing and plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with the current neuraminidase inhibitors marketed by GlaxoSmithKline plc and F. Hoffmann-La Roche Ltd. for influenza; CINRYZE®, KALBITOR® and FIRAZYR®, marketed by Shire Pharmaceuticals, Inc. (“Shire”) for HAE; BERINERT® and HAEGARDA® marketed by CSL Limited (“CSL”) for HAE; and RUCONEST® marketed by Pharming Healthcare, Inc. (“Pharming”) for HAE.

Further, several pharmaceutical and biotechnology firms have announced efforts in HAE and in other therapeutic areas where we have discovery and development efforts ongoing. Notably, prophylactic treatment for HAE is becoming increasingly competitive with the recent approval of CSL’s HAEGARDA, Shire’s positive Phase 3 data for the monoclonal antibody, lanadelumab, and Pharming’s completion of a Phase 2 HAE prophylaxis trial and filing of a supplemental Biologics License Application for RUCONEST. Additionally, Kalvista Pharmaceuticals, Inc. (KVD818) and Attune Pharmaceuticals, Inc. (ATN-249) have oral candidates for HAE prophylaxis in Phase 1 development. Currently, there are five investigational therapeutics under a compassionate use/expanded access framework that can be available in an outbreak setting to treat Ebola infected patients. In early 2018, Shionogi announced the approval in Japan of Xofluza, an oral treatment for influenza, which has also received Priority Review designation from the FDA. For FOP, Clementia Pharmaceuticals Inc.’s palovarotene, an oral, retinoic acid gamma receptor agonist, currently in Phase 3, and Regeneron Pharmaceuticals Inc.’s REGN2477, an i.v. anti-activin antibody in Phase 2, are the most advanced development programs in the space. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time. Additional funding, whether through additional sales of securities, additional borrowings, or collaborative arrangements with partners, including governmental agencies in general and from any BARDA/HHS or NIAID/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under our Senior Credit Facility with MidCap. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets, incur additional borrowings, or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including post approval studies for RAPIVAB, the progress, timeline and ultimate outcome of our kallikrein inhibitors, including the BCX7353 program (including, but not limited to, formulation progress, Phase 2 and 3 trials, long-term human safety studies, and the timing of carcinogenicity or other required studies), the progress of our ALK2 inhibitors for the treatment of FOP and other rare disease product candidates, funding for and continued successful development of galidesivir, and the progress of our early discovery programs. In addition, constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

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

Currently, we have established collaborative relationships with Mundipharma for the development and commercialization of Mundesine and with each of SUL, Shionogi and Green Cross for the development and commercialization of peramivir on a worldwide basis. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

The principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to certain regulatory authorities, including the FDA. Consequently, the FDA or other regulatory authority may conclude that a financial relationship between us and a principal investigator creates a conflict of interest or otherwise affects interpretation of the study. In the event of a conflict of interest with respect to a study, the integrity of the data generated at the applicable clinical trial site may be questioned or the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

We have a number of outstanding post-approval commitments to the FDA and EMA that we retain, despite our partnership with SUL, which we may not complete successfully or on time for any number of reasons, including but not limited to lack of funds to complete the studies and insufficient interest by appropriate sites, investigators or study subjects. For example, as a condition of the approval of RAPIVAB/ALPIVAB, we were required to complete pediatric patient trials and to submit the final results of these clinical trials to the FDA and EMA. We may be subject to penalties if we fail to comply with post-approval legal and regulatory requirements and our products could be subject to continual recordkeeping and reporting requirements, review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to the other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, the approval of RAPIVAB/ALPIVAB and any other future product candidates may be subject to requirements for costly post-approval testing and surveillance to monitor its safety or efficacy.

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

Adequate coverage and reimbursement in the U.S. and other markets is critical to the commercial success of RAPIVAB or any other product that we might bring to market. Recently in the U.S. there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. Third-party payors are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many third-party payors negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the third-party payor’s patient population. The process for obtaining coverage can be lengthy and costly, and we expect that it could take several months before a particular payor initially reviews our product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of RAPIVAB or any other product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, or at all which may have a material adverse effect on our business, financial condition and results of operations.

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

Our Amended and Restated Senior Credit Facility contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a material adverse effect on our business.

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

The restrictive covenants contained in the Amended and Restated Senior Credit Facility could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lender’s permission or without repaying all Amended and Restated Senior Credit Facility obligations.

A breach of any of these covenants could result in an event of default under the Amended and Restated Senior Credit Facility. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include negative results in clinical trials, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the Amended and Restated Senior Credit Facility occurs. In the case of a continuing event of default under the agreement, the lender could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted to the lender a security interest under the Amended and Restated Senior Credit Facility, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Amended and Restated Senior Credit Facility are secured by substantially all of our assets and those of our subsidiaries, excluding certain specified assets but including proceeds from those assets.

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

Our actual or perceived failure to comply with European governmental regulations and other legal obligations related to privacy, data protection and information security could harm our business.

European Union (“EU”) member states, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation (“GDPR”) imposes strict requirements on controllers and processors of personal data, including special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the EU. Further, GDPR provides a broad right for EU member states to create supplemental national laws, for example relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase and harm our business and financial condition. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to the United States or other regions that have not been deemed to offer “adequate” privacy protections.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in significant fines of up to 4% of global revenues, or €20,000,000, whichever is greater, and in addition to such fines, our failure to comply with the requirements of GDPR may subject us to litigation and/or adverse publicity, which could have material adverse effect on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place additional mechanisms to ensure compliance with the new data protection rules. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, will require the appointment of a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, introduces mandatory data breach notification throughout the EU, imposes additional obligations on us when we are contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit.

We are subject to the supervision of local data protection authorities in those jurisdictions where we undertake clinical trials. We depend on a number of third parties in relation to the provision of our services, a number of which process personal data of EU individuals on our behalf. With each such provider we are required to enter into contractual arrangements under which they are contractually obligated to only process personal data according to our instructions, and conduct diligence to ensure that they have sufficient technical and organizational security measures in place.

We are also subject to evolving European privacy laws on electronic marketing and cookies. The EU is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation that will be directly implemented in the laws of each European member state. While the e-Privacy Regulation was originally intended to be adopted on May 25, 2018, it is still going through the European legislative process and commentators now expect it to be adopted during the middle or second half of 2020.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2018, the 52-week range of the market price of our stock was from $3.95 to $6.67 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of July 31, 2018, there were 98,927,558 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of July 31, 2018, there were 14,243,329 stock options and restricted stock units outstanding, 322,287 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 277,391 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Item 6.     Exhibits

Number	Description

2.1*	Agreement and Plan of Merger, dated as January 21, 2018, by and among BioCryst Pharmaceuticals, Inc., Idera Pharmaceuticals, Inc., Nautilus Holdco, Inc., Island Merger Sub, Inc. and Boat Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed January 22, 2018.

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.7	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and six months ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

( )	Filed or furnished herewith.

†	Confidential treatment requested.

*	The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of such schedules to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August, 2018.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

