Form 10-Q
period 2018-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2018-11-08
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of October 31, 2018 was 109,641,044.

BIOCRYST PHARMACEUTICALS, INC.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements:	3
Condensed Consolidated Balance Sheets — September 30, 2018 and December 31, 2017	3
Condensed Consolidated Statements of Comprehensive Loss — Three and Nine Months Ended September 30, 2018 and 2017	4
Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2018 and 2017	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34
Part II. Other Information
Item 1A. Risk Factors	35
Item 6. Exhibits	54
Signatures	55

EX-10.1
EX-10.2
EX-10.3
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2018 and December 31, 2017

(In thousands, except per share data)

	2018 (Unaudited)	2017 (Note 1)
Assets
Cash and cash equivalents	$52,584	$50,282
Restricted cash	1,506	3,286
Investments	67,737	64,115
Receivables from collaborations	3,394	6,117
Inventory	821	—
Prepaid expenses and other current assets	2,445	1,381
Deferred collaboration expense	8	210

Total current assets	128,495	125,391
Investments	29,157	41,295
Property and equipment, net	9,236	9,546
Other assets	1,420	2,027

Total assets	$168,308	$178,259

Liabilities and Stockholders’ Equity
Accounts payable	$7,911	$6,337
Accrued expenses	15,120	12,699
Interest payable	10,427	12,095
Deferred collaboration revenue	200	8,484
Lease financing obligation	66	75
Senior credit facility	1,621	6,464
Non-recourse notes payable	29,012	28,682

Total current liabilities	64,357	74,836
Deferred rent	81	155
Lease financing obligation	2,704	2,751
Senior credit facility	28,293	16,750
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 109,625 in 2018 and 98,411 in 2017	1,096	984
Additional paid-in capital	776,724	714,869
Accumulated other comprehensive loss	(410)	(243)
Accumulated deficit	(704,537)	(631,843)

Total stockholders’ equity	72,873	83,767

Total liabilities and stockholders’ equity	$168,308	$178,259

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2018 and 2017

(In thousands, except per share data-Unaudited)

	Three Months		Nine Months
	2018	2017	2018	2017
Revenues
Product sales	$—	$1,501	$—	$1,501
Royalty revenue	523	442	4,326	7,252
Collaborative and other research and development	931	6,817	13,598	12,543
Total revenues	1,454	8,760	17,924	21,296
Expenses
Cost of products sold	—	1,142	—	1,142
Research and development	22,006	17,509	61,457	50,038
General and administrative	7,923	3,343	25,024	9,235
Royalty	18	115	401	431
Total operating expenses	29,947	22,109	86,882	60,846
Loss from operations	(28,493)	(13,349)	(68,958)	(39,550)
Interest and other income	611	225	1,566	537
Interest expense	(2,346)	(2,140)	(6,762)	(6,334)
Gain (loss) on foreign currency derivative	631	130	334	(892)
Net loss	$(29,597)	$(15,134)	$(73,820)	$(46,239)
Basic and diluted net loss per common share	$(0.28)	$(0.18)	$(0.73)	$(0.58)
Weighted average shares outstanding	105,410	83,570	100,955	79,749
Unrealized gain (loss) on available for sale investments	42	(2)	(167)	(5)
Comprehensive loss	$(29,555)	$(15,136)	$(73,987)	$(46,244)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2018 and 2017

(In thousands-Unaudited)

	2018	2017
Operating activities
Net loss	$(73,820)	$(46,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	572	522
Stock-based compensation expense	7,072	10,307
Amortization of debt issuance costs	676	658
Amortization of premium/discount on investments	152	125
Change in fair value of foreign currency derivative	606	1,858
Changes in operating assets and liabilities:
Receivables	2,723	(217)
Inventory	(821)	500
Prepaid expenses and other assets	(1,063)	17
Deferred collaboration expense	144	51
Accounts payable and accrued expenses	3,947	1,303
Interest payable	(1,668)	1,715
Deferred revenue	(7,100)	(1,224)
Net cash used in operating activities	(68,580)	(30,624)

Investing activities
Acquisitions of property and equipment	(262)	(213)
Purchases of investments	(43,158)	(39,572)
Sales and maturities of investments	51,355	32,527
Net cash provided by (used in) investing activities	7,935	(7,258)

Financing activities
Sale of common stock, net	53,400	133,500
Proceeds from senior credit facility	10,353	—
Payment of senior credit facility	(4,025)	—
Net proceeds from common stock issued under stock-based compensation plans	1,495	1,491
(Decrease) increase in lease financing obligation	(56)	139
Net cash provided by financing activities	61,167	135,130

Increase in cash, cash equivalents and restricted cash	522	97,248
Cash, cash equivalents and restricted cash at beginning of period	53,568	23,650

Cash, cash equivalents and restricted cash at end of period	$54,090	$120,898

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share amounts)

Note 1 — Significant Accounting Policies

Agreement and Plan of Merger Termination

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

Following the BioCryst stockholders’ failure to approve the adoption of the Merger Agreement at the BioCryst special meeting of stockholders held on July 10, 2018, the Merger Agreement was terminated. Pursuant to the terms of the Merger Agreement, BioCryst reimbursed Idera for transaction-related expenses of $6,000 in July 2018.

The Company

BioCryst is a biotechnology company that discovers novel small molecule drugs that block key enzymes involved in the pathogenesis of diseases. The Company focuses on oral treatments for rare diseases in which significant unmet medical needs exist and an enzyme plays the key role in the biological pathway of the disease. The Company was incorporated in Delaware in 1986 and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. BioCryst has incurred losses and negative cash flows from operations since inception.

With the funds available at September 30, 2018, the Company believes its resources will be sufficient to fund its operations into 2020. The Company has sustained operating losses for the majority of its corporate history and expects that its 2018 expenses will exceed its 2018 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, its planned operations raise doubt about its ability to continue as a going concern through 2020. The Company’s liquidity needs will be largely determined by the success of operations in regards to the progression of its product candidates in the future. The Company also may consider other plans to fund operations through 2020 including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, JPR Royalty Sub LLC (“Royalty Sub”) and MDCP, LLC (“MDCP”). All subsidiaries were formed to facilitate financing transactions for the Company.

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

Restricted Cash

Restricted cash as of September 30, 2018 reflects $93 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,413 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At September 30, 2018, the Company believes that the cost of its investments is recoverable in all material respects.

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

	September 30, 2018
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$51,436	$170	$—	$(188)	$51,418
Corporate debt securities	40,893	244	—	(207)	40,930
Certificates of deposit	4,543	18	—	(15)	4,546

Total investments	$96,872	$432	$—	$(410)	$96,894

	December 31, 2017
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$60,121	$177	$—	$(122)	$60,176
Corporate debt securities	34,021	203	—	(108)	34,116
Certificates of deposit	11,099	32	1	(14)	11,118

Total investments	$105,241	$412	$1	$(244)	$105,410

The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2018 and December 31, 2017.

	2018	2017
Maturing in one year or less	$67,737	$64,115
Maturing after one year through two years	29,157	34,257
Maturing after two years	—	7,038

Total investments	$96,894	$105,410

Receivables from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi, Green Cross Corporation (“Green Cross”), Mundipharma International Holdings Limited (“Mundipharma”) and Seqirus UK Limited (“SUL”), and product sales to SUL. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date. At September 30, 2018 and December 31, 2017, the Company had the following receivables.

	September 30, 2018
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$403	$1,289	$1,692
Shionogi & Co. Ltd.	35	—	35
Green Cross Corporation	313	27	340
Mundipharma International Holdings Limited	75	—	75
Seqirus UK Limited	1,252	—	1,252

Total receivables	$2,078	$1,316	$3,394

	December 31, 2017
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$42	$2,020	$2,062
Shionogi & Co. Ltd.	1,600	—	1,600
Green Cross Corporation	1,388	28	1,416
Mundipharma International Holdings Limited	47	—	47
Seqirus UK Limited	825	167	992

Total receivables	$3,902	$2,215	$6,117

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

Inventory

At September 30, 2018, the Company’s inventory consisted primarily of peramivir work in process and is being manufactured for the Company’s partners. Inventory is stated at the lower of cost and net realizable value, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of September 30, 2018 and December 31, 2017, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Although no changes were made to provisional amounts during the nine months ended September 30, 2018, we will continue to evaluate our estimates related to the new legislation as clarifying guidance and interpretations are issued.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (“TCJA”). SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740, Income Taxes.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. Realized losses of $1 were reclassified out of accumulated other comprehensive loss during the nine months ended September 30, 2018. No reclassifications out of accumulated other comprehensive loss were recorded during the nine months ended September 30, 2017.

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

The following tables summarize the current period impacts of adopting ASC 606 on the Company’s unaudited Consolidated Balance Sheet and Consolidated Statement of Comprehensive Loss:

	September 30, 2018
	As Reported	Adjustments due to ASC 606	Balances without adoption of ASC 606
Assets
Deferred collaboration expense	$8	$19	$27
Liabilities
Deferred revenue	$200	$396	$596
Equity
Accumulated deficit	$(704,537)	$378	$(704,159)

	For the Three Months Ended September 30, 2018
	As Reported	Adjustments due to ASC 606	Balances without adoption of ASC 606
Collaborative and other research and development revenue	$931	$296	$1,227
Research and development expenses	22,006	14	22,021
Net loss	(29,597)	282	(29,315)
Basic and diluted net loss per share	$(0.28)	$0.00	$(0.28)

	For the Nine Months Ended September 30, 2018
	As Reported	Adjustments due to ASC 606	Balances without adoption of ASC 606
Collaborative and other research and development revenue	$13,598	$888	$14,486
Research and development expenses	61,457	44	61,501
Net loss	(73,820)	846	(72,974)
Basic and diluted net loss per share	$(0.73)	$0.01	$(0.72)

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

Product Sales

The Company recognizes revenue for sales of RAPIVAB when the customer obtains control of the product, which generally occurs on the date of shipment to the Company’s specialty distributors, utilizing the Sell-In revenue recognition methodology. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, and prior to the Seqirus UK Limited (“SUL”) agreement, the Company sold RAPIVAB to specialty distributors, who in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations. With the completion of the SUL worldwide license of RAPIVAB, SUL will be responsible for sales of RAPIVAB, other than U.S. Government stockpiling sales. With the completion of the SUL collaboration, all peramivir sales (i.e., RAPIVAB, ALPIVABTM, RAPIACTA®, and PERAMIFLU®) should be made by the Company’s partners, except for U.S. Government stockpiling sales, and the Company will be reliant on these partners to generate sales.

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

The Company recorded the following revenues for the three and nine months ended September 30, 2018 and 2017:

	Three Months		Nine Months
	2018	2017	2018	2017
Product sales	$—	$1,501	$—	$1,501
Royalty revenue	523	442	4,326	7,252
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	931	1,490	1,598	4,305
Shionogi & Co. Ltd.	—	296	—	888
Seqirus UK Limited	—	5,031	12,000	7,350
Total collaborative and other research and development revenues	931	6,817	13,598	12,543

Total revenues	$1,454	$8,760	$17,924	$21,296

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

Contract liabilities - The Company may receive cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the revenue.

Contract Costs

The Company may incur direct and indirect costs associated with obtaining a contract. Incremental contract costs that the Company expects to recover are capitalized and amortized over the expected term of the contract. Non-incremental contract costs and costs that the Company does expect to recover are expensed as incurred.

Advertising

The Company engages in very limited distribution and direct-response advertising. Advertising and promotional costs are expensed as the costs are incurred.

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended September 30, 2018 and 2017 was $2,346 and $2,140, respectively, and for the nine months ended September 30, 2018 and 2017 was $6,762 and $6,334, respectively, and primarily relates to the issuance of the PhaRMA Notes (defined in Note 4) and the Amended and Restated Senior Credit Facility (defined in Note 5). Costs directly associated with the issuance of the PhaRMA Notes and the Amended and Restated Senior Credit Facility have been capitalized and are netted against the non-recourse notes payable and Amended and Restated Senior Credit Facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the PhaRMA Notes and the Amended and Restated Senior Credit Facility using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $222 and $219 for each of the three months ended September 30, 2018 and 2017, respectively, and $676 and $658 for each of the nine months ended September 30, 2018 and 2017, respectively.

Lease Financing Obligation

Based on the terms of the lease agreement for the research facility in Birmingham, Alabama, the Company had construction period risks during the construction period and the Company was deemed the owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded an asset of $1,589 at December 31, 2015, representing the Company’s leased portion of the building and recorded a corresponding liability. Upon completion of leasehold improvement construction, which ended in 2016, the Company did not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease is accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease of 20.5 years, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease or construction in process. Interest expense for the three months ended September 30, 2018 and 2017 includes $85 and $82, respectively, and for the nine months ended September 30, 2018 and September 30, 2017 includes $252 and $217, respectively, related to the lease financing obligation.

At each of September 30, 2018 and December 31, 2017, the lease financing obligation balance was $2,703 and was recorded as a long term liability on the consolidated balance sheets. At September 30, 2018 the remaining future minimum payments under the lease financing obligation are $4,002.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the nine months ended September 30, 2018 and 2017 resulted in losses of $606 and $1,858, respectively. Mark to market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. In addition, the Company realized currency exchange gains of $940 and $966 during the first nine months of 2018 and 2017, respectively, associated with the exercise of a U.S. dollar/Japanese yen currency option under the Currency Hedge Agreement. The Company is also required to post collateral in connection with the mark to market adjustments based on thresholds defined in the Currency Hedge Agreement. As of September 30, 2018 and December 31, 2017, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended September 30, 2018 and 2017 does not include 2,475 and 1,996, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2018 and 2017 does not include 2,071 and 2,519, respectively, of such potential common shares, as their impact would be anti-dilutive.

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

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-07: Compensation – Stock Compensation: Improvements to Nonemployee Share-based Payment Accounting (“ASU 2018-07”). The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Additionally, the amendments clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual reporting periods. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company elected to adopt ASU 2018-07 as of July 1, 2018. Adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

On December 22, 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740, Income Taxes.

In November 2016, the FASB issued Accounting Standards Update 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual reporting periods. The Company adopted ASU 2016-18 as of January 1, 2018 and applied it retrospectively to all periods presented. Adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements.

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

Note 2 — Stock-Based Compensation

As of September 30, 2018, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in April 2017 and approved by the Company’s stockholders in May 2017. The ESPP was amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $7,072 ($6,899 of expense related to the Incentive Plan and $173 of expense related to the ESPP) was recognized during the first nine months of 2018, while $10,307 ($10,107 of expense related to the Incentive Plan and $200 of expense related to the ESPP) was recognized during the first nine months of 2017.

There was approximately $12,793 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock unit awards granted by the Company as of September 30, 2018. That cost is expected to be recognized as follows: $1,973 during the remainder of 2018, $5,910 in 2019, $3,434 in 2020, $1,451 in 2021 and $25 in 2022. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees generally vest 25% each year until fully vested after four years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of September 30, 2018, 75% of the August 2013 grants have vested based upon achievement of three milestones: (1) successful completion of the OPuS-1 clinical trial, for which vesting occurred in the second quarter of 2014, (2) FDA approval of RAPIVAB, for which vesting occurred in the fourth quarter of 2014, and (3) initiation of a Phase 1 clinical trial to evaluate the safety, pharmacokinetics and pharmacodynamics of orally-administered BCX7353 in healthy volunteers, for which vesting occurred in the second quarter of 2015. As of September 30, 2018, 30% of the December 2014 grants have vested based upon achievement of successful completion of a hereditary angioedema (“HAE”) patient trial with a 2nd generation compound, for which vesting occurred in August 2017. Thus, as of September 30, 2018, 25% of the August 2013 performance-based grants and 70% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2017	468	14,452	$6.06
Restricted stock unit awards granted	(10)	—	—
Restricted stock unit awards cancelled	—	—	—
Stock option awards granted	(321)	321	6.12
Stock option awards exercised	—	(572)	2.78
Stock option awards cancelled	143	(143)	6.08

Balance September 30, 2018	280	14,058	$6.20

As of September 30, 2018, there were 27 restricted stock unit awards outstanding.

For stock option awards granted under the Incentive Plan during the first nine months of 2018 and 2017, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first nine months of 2018 and 2017 was $4.22 and $3.74, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first nine months of 2018 and 2017. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2018	2017
Expected Life in Years	5.5	5.5
Expected Volatility	82.0%	82.0%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.8%	1.9%

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 234 shares remain available for purchase at September 30, 2018. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 92 shares during the first nine months of 2018 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of September 30, 2018, a total of $20,574 has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including amendments, are to file IND applications for intravenous and intramuscular galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, including Ebola virus and yellow fever disease, and to conduct Phase 1 human clinical trials. As of September 30, 2018, the total NIAID/HHS contract amount to advance the program through the completion of the Phase 1 clinical program is $43,035. As of September 30, 2018, all options have been exercised under this contract.

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

Centers for Disease Control and Prevention (“CDC”). On September 6, 2018, the Company announced that the CDC had awarded the Company a $34,660 contract for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period. The CDC’s purchase of RAPIVAB will supply the Strategic National Stockpile, the nation’s largest supply of potentially life-saving pharmaceuticals and medical supplies for use in a public health emergency.

Seqirus UK Limited (“SUL”). On June 16, 2015, the Company and SUL, a limited company organized under the laws of the United Kingdom and a subsidiary of CSL Limited, a company organized under the laws of Australia, entered into a License Agreement (the "SUL Agreement") granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize RAPIVAB and ALPIVAB (peramivir injection) for the treatment of influenza except for the rights to conduct such activities in Israel, Japan, Korea and Taiwan (the permitted geographies together constituting the "Territory"). Peramivir is an intravenous treatment for acute uncomplicated influenza and is currently approved for use in the United States, European Union, Canada, Australia, Japan, Taiwan and Korea. Peramivir is the first and only intravenous influenza treatment in the world and was approved by the U.S. Food and Drug Administration in December 2014 for the treatment of acute uncomplicated influenza in patients 18 years and older who have been symptomatic for no more than two days. The Company retains all rights and associated economics to procure pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL has the right to pursue government stockpiling outside the U.S.

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

Under the terms of the SUL Agreement, the Company received an upfront payment of $33,740, has received $7,000 of milestone payments and should receive an additional $5,000 milestone payment related to the successful marketing approval by the EMA for an adult indication in the EU that was received in April 2018. $7,000 of the upfront payment was determined to be contingent upon EU marketing approval and was deferred until it was recognized in the second quarter of 2018. BioCryst and SUL are engaged in a formal dispute resolution process, which has now entered arbitration proceedings. The dispute involves many items under the contract including, but not limited to, the EMA approval milestone, which BioCryst maintains is now due under the SUL Agreement. The Company is also entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, the Company receives tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 - June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the SUL Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the SUL Agreement. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from SUL.

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

Green Cross Corporation (“Green Cross”). In June 2006, the Company entered into an agreement with Green Cross to develop and commercialize peramivir in Korea. Under the terms of the agreement, Green Cross will be responsible for all development, regulatory, and commercialization costs in Korea. The Company received a one-time license fee of $250. The license also provides that the Company will share in profits resulting from the sale of peramivir in Korea, including the sale of peramivir to the Korean government for stockpiling purposes. Furthermore, Green Cross will pay the Company a premium over its cost to supply peramivir for development and any future marketing of peramivir products in Korea. Green Cross has commercially launched peramivir under the commercial name PeramiFlu in Korea.

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

In September 2014, Royalty Sub was unable to pay the accrued interest obligation due September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet and thereafter. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and are non-recourse to the Company, the event of default with respect to the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of September 30, 2018, the PhaRMA Notes remain in default.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of September 30, 2018, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments for the nine months ended September 30, 2018 and 2017 resulted in losses of $606 and $1,858 respectively. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of September 30, 2018 and December 31, 2017, no collateral was posted under the Currency Hedge Agreement. The Company will not be required to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of September 30, 2018, the maximum amount of hedge collateral the Company may be required to post is $3,900.

Note 5 — Senior Credit Facility

On July 20, 2018, the Company, together with its consolidated subsidiary, MDCP, LLC (collectively, the “Borrowers”), entered into a $30,000 secured loan facility with MidCap Financial, a Delaware statutory trust, as administrative agent and lender (“MidCap”), pursuant to the terms and conditions of that certain Amended and Restated Credit and Security Agreement, dated as of July 20, 2018 (the “Amended and Restated Senior Credit Facility”), among the Borrowers, MidCap, and the lenders party thereto from time to time. The Amended and Restated Senior Credit Facility refinances and replaces the Senior Credit Facility dated as of September 23, 2016 among the Borrowers, MidCap and the lenders party thereto from time to time (the “Prior Credit Facility”). The Amended and Restated Senior Credit Facility was fully funded at closing and bears a variable interest rate of LIBOR (which shall not be less than 0.5%) plus 8%. The Amended and Restated Senior Credit Facility includes an interest-only payment period through July 2019 and scheduled monthly principal and interest payments for the subsequent 30 months. The Company used a portion of the proceeds of the Amended and Restated Senior Credit Facility to pay off outstanding amounts under the Prior Credit Facility and the remainder will be used for general corporate purposes.

As of September 30, 2018, the Company had borrowings of $30,000 under the Amended and Restated Senior Credit Facility bearing an interest rate of 10.1%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. The remaining scheduled principal repayments of the Amended and Restated Senior Credit Facility are as follows:

Principal Payments
2018	$—
2019	5,000
2020	12,000
2021	12,000
2022	1,000

Total	$30,000

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

Overview

We are a biotechnology company that discovers novel small molecule drugs that block key enzymes involved in the pathogenesis of diseases. We focus on oral treatments for rare diseases in which significant unmet medical needs exist and an enzyme plays the key role in the biological pathway of the disease. We integrate the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design.

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

Recent Corporate Highlights

On July 10, 2018, we terminated our Agreement and Plan of Merger dated as of January 21, 2018 (the “Merger Agreement”) with Idera Pharmaceuticals, Inc. (“Idera”). The Merger Agreement was terminated following the July 10, 2018 special meeting of our stockholders at which time the proposal to adopt the Merger Agreement was not approved by the holders of a majority of our issued and outstanding shares of common stock. Pursuant to the terms of the Merger Agreement, we paid a fixed amount expense reimbursement of $6.0 million to Idera in July 2018.

Early in the third quarter of 2018 and shortly after the termination of our planned merger, we entered into two financial transactions designed to enhance our financial position and provide additional liquidity beyond the expected reporting of efficacy and safety results of our APeX-2 clinical trial. On July 20, 2018, we, together with our consolidated subsidiary, MDCP, LLC (collectively, the “Borrowers”), entered into a $30.0 million secured loan facility with MidCap Financial, a Delaware statutory trust, as administrative agent and lender (“MidCap”), pursuant to the terms and conditions of that certain Amended and Restated Credit and Security Agreement, dated as of July 20, 2018 (the “Amended and Restated Senior Credit Facility”), among the Borrowers, MidCap, and the lenders party thereto from time to time. The Amended and Restated Senior Credit Facility refinances and replaces the Senior Credit Facility dated as of September 23, 2016. The Amended and Restated Senior Credit Facility was fully funded at closing and bears a variable interest rate of LIBOR (which shall not be less than 0.5%) plus 8%. The Amended and Restated Senior Credit Facility includes an interest-only payment period through July 2019 and scheduled monthly principal and interest payments for the subsequent 30 months. We used a portion of the proceeds of the Amended and Restated Senior Credit Facility to pay off outstanding amounts under the Senior Credit Facility and the remainder will be used for general corporate purposes. In addition, on August 6, 2018, we completed an underwritten public offering of approximately 10.5 million shares of our common stock, offered at a price to the public of $5.50 per share, including the full-exercise of shares issued pursuant to the underwriters’ 30-day option to purchase additional shares. The net proceeds from this offering were approximately $53.4 million after deducting underwriting discounts and commissions and estimated offering expenses.

RAPIVAB®/ALPIVABTM/RAPIACTA®/PERAMIFLU® (peramivir injection)

In September 2018, the Centers for Disease Control and Prevention awarded us a $34.7 million contract for the procurement of up to 50,000 doses of RAPIVAB over a five year period to supply the Strategic National Stockpile for use in a public health emergency.

BCX7353

BCX7353 is a second generation HAE compound and our lead molecule that is being developed as a once-daily (“QD”) oral therapy for the prevention of HAE attacks (prophylaxis), as well as an acute therapy for HAE attacks. We have recently completed our Phase 2 prophylaxis program (with the completion of APeX-1 and subsequent FDA and EMA regulatory interactions) and have initiated APeX-2 and APeX-S, a Phase 3 and a long-term safety clinical trial, respectively, required for marketing authorization in the United States and the European Union. In addition, an adaptive dose-ranging proof-of-concept clinical trial evaluating efficacy, safety and tolerability for the oral treatment of acute HAE attacks, ZENITH-1, is ongoing. On July 25, 2018, we announced that results from the APeX-1 trial were published online in the July 26, 2018 issue of the New England Journal of Medicine. On August 6, 2018 we announced that Fast Track Designation was granted by the FDA for the prevention of angioedema attacks in patients with HAE. In addition, in May 2018, we announced that the EMA Committee for Orphan Medicinal Products issued a positive opinion on our application for orphan designation of BCX7353 for the treatment of HAE, and the United Kingdom’s Medicines and Healthcare products Regulatory Agency had granted a Promising Innovative Medicine designation to BCX7353.

APeX-2 Trial: On March 15, 2018, we announced the dosing of the first patient into APeX-2, a Phase 3 clinical trial evaluating two dose levels of BCX7353 administered orally once-daily as a preventive treatment to reduce the frequency of attacks in patients with HAE. APeX-2 is a randomized, double-blind, placebo-controlled, three-arm trial testing once-daily BCX7353 at 110 mg and 150 mg for prevention of angioedema attacks. The trial enrolled patients with Type I and II HAE in the United States, Canada and Europe. The primary efficacy endpoint of APeX-2 is the rate of angioedema attacks over 24 weeks of study drug administration. On November 6, 2018, we announced we had completed enrollment in APeX-2 and had enrolled approximately 120 patients.

APeX-S Trial: On February 28, 2018, BioCryst announced the dosing of the first patient in APeX-S, a long-term safety trial evaluating two dose levels of BCX7353 administered orally once-daily as a preventive treatment in patients with HAE. APeX-S is an open label two-arm trial to evaluate the safety of once-daily BCX7353 at 110 mg and 150 mg over 48 weeks in patients with Type I and II HAE. The trial will enroll at least 160 patients. On November 6, 2018, we announced we have met the 100 subjects needed at each dose level (between APeX-2 and APeX-S) for regulatory requirements and expect to file a NDA in the fourth quarter of 2019.

ZENITH-1 Trial: On August 2, 2017, we announced the dosing of the first subject into ZENITH-1, a clinical trial studying up to three dose levels of a liquid formulation of BCX7353 given as a single oral dose for the acute treatment of angioedema attacks in patients with HAE. ZENITH-1 is a randomized, double-blind, placebo-controlled, adaptive dose-ranging trial of the efficacy, safety and tolerability of BCX7353 for treatment of acute angioedema attacks, and will enroll up to 60 subjects with Type I and II HAE. Blinded study drug is being dosed as an oral liquid after onset of symptoms, for up to 3 attacks in each subject, with each subject receiving both BCX7353 (for 2 attacks) and placebo (for one attack) in a randomized sequence. The trial is structured with up to 3 consecutive cohorts testing single doses of 750 mg, 500 mg (up to 12 subjects) and 250 mg (up to 12 subjects), starting with 750 mg. Efficacy assessments include patient-reported composite visual analogue scale (“VAS”) scores, patient global assessments, change in symptoms, and use of rescue medication. We have completed enrollment in all 3 cohorts. On September 2, 2018, we reported positive results from the 750 mg cohort. In this cohort, BCX7353 was generally safe and well tolerated and demonstrated superior efficacy to placebo (p<0.05) in the majority of efficacy endpoints evaluated in the trial.

Galidesivir

On September 17, 2018, we announced that NIAID/HHS had awarded us an additional $3.5 million under our existing contract to support and conduct clinical trials of galidesivir in patients with yellow fever. As of September 30, 2018, the total NIAID/HHS contract amount is $43.0 million.

Results of Operations (three months ended September 30, 2018 compared to the three months ended September 30, 2017)

For the three months ended September 30, 2018, total revenues were $1.5 million as compared to $8.8 million for the three months ended September 30, 2017. The decrease in revenue in the third quarter of 2018, as compared to 2017, was primarily associated with two infrequent 2017 events that did not recur in 2018. Those events were a $5.0 million milestone payment associated with the FDA approval of a supplemental New Drug Application (“sNDA”) for RAPIVAB, and the recognition of $1.5 million of peramivir product sales to our commercial partner, Green Cross. Revenues in the third quarter of 2018 included $0.5 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea and $1.0 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts. Revenues in the third quarter of 2017 included $1.5 million of peramivir product sales to Green Cross, $0.4 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $1.5 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts and $5.3 million associated with milestone revenue and collaborative revenue amortization from other corporate partnerships.

Research and development (“R&D”) expenses increased to $22.0 million for the third quarter of 2018 from $17.5 million in 2017. The increase in 2018 R&D expenses, as compared to 2017, was primarily due to increased spending on our hereditary angioedema and preclinical programs.

General and administrative (“G&A”) expenses for the third quarter of 2018 were $7.9 million compared to $3.3 million in the third quarter of 2017. The increase was primarily due to merger-related costs associated with the Company’s terminated merger with Idera.

Interest and other income was $0.6 million in the third quarter of 2018, compared to $0.2 million in the third quarter of 2017.

Interest expense, which is primarily related to the non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011 and borrowings under the Amended and Restated Senior Credit Facility, was $2.3 million in the third quarter of 2018, compared to $2.1 million in the third quarter of 2017.

A mark-to-market gain of $0.6 million was also recognized in the third quarter of 2018 related to our foreign currency hedge, compared to a mark-to-market gain of $0.1 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods.

Results of Operations (nine months ended September 30, 2018 compared to the nine months ended September 30, 2017)

For the nine months ended September 30, 2018, total revenues were $17.9 million as compared to $21.3 million for the nine months ended September 30, 2017. The decrease in 2018 revenue was primarily associated with infrequent revenue events that occurred in 2017 that did not recur in 2018, as well as a decrease of revenue from galidesivir development under U.S. Government contracts. Those 2017 events were the recognition of $4.1 million of royalty revenue from Japanese government stockpiling of RAPIACTA and the recognition of $1.5 million of peramivir product sales to Green Cross. Future government stockpiling orders are difficult to predict, as they are subject to the relevant appropriation and stockpiling processes. We expect revenue in future quarters to be lower, especially in quarters outside the normal influenza season, because our U.S. Government development contracts have had lower activity in 2018 and we expect that trend to continue, as well as there are no remaining milestones under our SUL agreement.

Revenues in the first nine months of 2018 included $4.3 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $1.6 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts and $12.0 million associated with milestone revenue and collaborative revenue from corporate partnerships. Revenues in the first nine months of 2017 included $1.5 million of peramivir product sales to Green Cross, $7.3 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $4.3 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts and $8.2 million associated with milestone revenue and collaborative revenue amortization from other corporate partnerships. Based upon reduced development activity with galidesivir under our U.S. Government contracts recently and that there are no future remaining milestones under the Seqirus collaboration, we expect future collaborative and other research and development revenue to be recognized at lower levels than in prior years and more in-line with quarterly levels in 2018.

R&D expenses increased to $61.5 million for the first nine months of 2017 from $50.0 million in 2017. The increase in 2018 R&D expenses, as compared to 2017, was primarily due to increased spending on our HAE and preclinical programs. These increases were partially offset by a decrease in the Company’s peramivir and galidesivir development spending in 2018. As we continue the ongoing APeX-2 and APeX-S clinical trials, continue the BCX7353 acute program and progress our programs into the clinic and later-stage efficacy trials, we expect our future R&D expenses to be at least equal to our current run-rate and that these expenses will likely increase as we continue to advance our programs into later-stage development.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
R&D expenses by program:
BCX7353	$12,729	$10,173	$39,053	$29,913
2nd generation kallikrein inhibitors	41	121	318	996
Galidesivir	822	1,173	1,577	3,466
Peramivir	320	1,005	1,534	3,911
Fibrodysplasia Ossificans Progressiva (“FOP”)	3,550	636	6,812	2,926
BCX9930	2,971	2,512	7,389	4,246
Other research, preclinical and development costs	1,573	1,889	4,774	4,580

Total R&D expenses	$22,006	$17,509	$61,457	$50,038

G&A expenses for the first nine months of 2018 were $25.0 million compared to $9.2 million in the first nine months of 2017. The increase was primarily due to approximately $10.7 million of merger-related costs associated with the Company’s terminated merger with Idera and a $4.9 million reserve for collectability of the EMA approval milestone of peramivir. We do not expect to incur any future merger-related expenses; however, we do anticipate our G&A expenses to increase as we near the commercial launch of BCX7353.

Interest and other income was $1.6 million in the first nine months of 2018, compared to $0.5 million in the first nine months of 2017.

Interest expense was $6.8 million in the first nine months of 2018, compared to $6.3 million in the first nine months of 2017.

A mark-to-market loss of $0.6 million was recognized in the first nine months of 2018 related to our foreign currency hedge, compared to a mark-to-market loss of $1.9 million in the same period in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized currency exchange gains of $0.9 million and $1.0 million in the first nine months of 2018 and 2017, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2018 operating expenses to exceed our 2018 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; and to a lesser extent, the PhaRMA Notes financing and our Amended and Restated Senior Credit Facility. To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS galidesivir development contract totaling $43.0 million, which is ongoing, and a BARDA/HHS galidesivir development contract totaling $39.1 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS galidesivir funding obligated under awarded options is $43.0 million and $20.6 million, respectively. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of September 30, 2018, we had net working capital of $64.1 million, an increase of approximately $13.5 million from $50.6 million at December 31, 2017. The increase in working capital was principally due to proceeds from the Amended and Restated Senior Credit Facility and the August 2018 public offering of our common stock, partially offset by our normal operating expenses associated with the development of our product candidates and costs incurred for the terminated merger with Idera. Our principal sources of liquidity at September 30, 2018 were approximately $52.6 million in cash and cash equivalents, approximately $96.9 million in investments considered available-for-sale, and approximately $1.7 million in U.S. Government receivables. With the two financial transactions completed in the third quarter of 2018, we anticipate our cash and investments will fund our operations into 2020.

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

With the funds available at September 30, 2018, we believe our resources will be sufficient to fund our operations into 2020. We have sustained operating losses for the majority of our corporate history and expect that our 2018 expenses will exceed our 2018 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, our planned operations raise doubt about our ability to continue as a going concern through 2020. Our liquidity needs will be largely determined by the success of operations in regards to the progression of our product candidates in the future. We also may consider other plans to fund operations through 2020 including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events and our decisions in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

Currency Hedge Agreement

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2019 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of September 30, 2018, the maximum amount of hedge collateral we may be required to post is $3.9 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). We are also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of September 30, 2018, no collateral was posted under the agreement.

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

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Amended and Restated Senior Credit Facility. The interest rate applicable to our borrowings under the PhaRMA Notes is fixed at 14% and the Amended and Restated Senior Credit Facility bears a floating interest rate based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that we are required to make on the Amended and Restated Senior Credit Facility. As of September 30, 2018, our Amended and Restated Senior Credit Facility had an interest rate of 10.1%.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark to market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay an annual premium in the amount of $2.0 million from May 2019 through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. As of September 30, 2018, the maximum amount of hedge collateral we may be required to post is $3.9 million.

Item 4.	Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are performing research on or developing products for the treatment of several rare disorders, including HAE and FOP, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we are developing and plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with the current neuraminidase inhibitors marketed by GlaxoSmithKline plc and F. Hoffmann-La Roche Ltd. for influenza; CINRYZE®, KALBITOR®,FIRAZYR®, and most recently, TAKHZYRO™, marketed by Shire Pharmaceuticals, Inc. (“Shire”) for HAE; BERINERT® and HAEGARDA® marketed by CSL Limited (“CSL”) for HAE; and RUCONEST® marketed by Pharming Healthcare, Inc. (“Pharming”) for HAE.

Further, several pharmaceutical and biotechnology firms have announced efforts in HAE and in other therapeutic areas where we have discovery and development efforts ongoing. Kalvista Pharmaceuticals, Inc. has announced plans to advance its oral compound, KVD900, to a Phase 2 clinical trial to treat acute HAE attacks. Attune Pharmaceuticals, Inc. (ATN-249) also has an oral candidate for HAE in Phase 1 development. Currently, there are five investigational therapeutics under a compassionate use/expanded access framework that can be available in an outbreak setting to treat Ebola virus disease. In early 2018, Shionogi announced the approval in Japan of Xofluza, an oral treatment for influenza, which has also received Priority Review designation from the FDA. For FOP, Clementia Pharmaceuticals, Inc.’s oral therapy, palovarotene, is in Phase 3; Regeneron Pharmaceuticals, Inc.’s injectable REGN2477 is in Phase 2; and Blueprint Medicines Corporation’s BLU-782 is in preclinical development. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time. Additional funding, whether through additional sales of securities, additional borrowings, or collaborative arrangements with partners, including governmental agencies in general and from any BARDA/HHS or NIAID/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under our Amended and Restated Senior Credit Facility with MidCap. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

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

41

•

we may have disputes with a partner that could lead to litigation or arbitration, such as the ongoing arbitration proceedings between us and each of SUL and Shionogi, which could result in substantial costs and divert the attention of our management;

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

The Amended and Restated Senior Credit Facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

From time to time, we may be involved in disputes, called upon to initiate legal proceedings or to defend ourselves in such legal proceedings relating to our business. Due to the inherent uncertainties in legal proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome in any such proceedings could have an adverse impact on our business, financial condition and results of operations. If our stock price is volatile, we may become involved in securities class action lawsuits in the future. Any current or future dispute resolution or legal proceeding, including without limitation the ongoing arbitration proceedings between us and each of SUL and Shionogi, regardless of the merits of any such proceeding, could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2018, the 52-week range of the market price of our stock was from $4.12 to $8.13 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of October 31, 2018, there were 109,641,044 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of October 31, 2018, there were 14,104,918 stock options and restricted stock units outstanding, 4,644,724 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 234,425 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Item 6.	Exhibits

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.7	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

(10.1)	Amendment #10 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated March 19, 2018.

(10.2) †	Amendment #11 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated September 20, 2018. (Portions omitted pursuant to request for confidential treatment.)

(10.3)	Amendment #22 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 10, 2018.

10.4	Agreement between BioCryst Pharmaceuticals, Inc. and the Centers for Disease Control and Prevention dated, September 1, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 6, 2018.

(10.5) †	Amended and Restated Credit and Security Agreement, dated as of July 10, 2018, by and among Midcap Financial Trust, as administrative agent, the Lenders listed on the Credit Facility Schedule attached thereto and otherwise party thereto from time to time, BioCryst Pharmaceuticals, Inc., and MDCP, LLC. (Portions omitted pursuant to request for confidential treatment.)

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and nine months ended September 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

( )	Filed or furnished herewith.

†	Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of November, 2018.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

