Form 10-K
period 2018-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2019-03-14
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

Form 10-K

________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by a check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The Registrant estimates that the aggregate market value of the Common Stock on June 30, 2018 (based upon the closing price shown on the NASDAQ Global Select Market on June 30, 2018) held by non-affiliates was $559,268,095.

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of January 31, 2019 was 110,176,627 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2019 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 under Part III hereof.

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

Our Business

We are a biotechnology company that discovers novel, oral, small-molecule medicines. We focus on oral treatments for rare diseases in which significant unmet medical needs exist and an enzyme plays the key role in the biological pathway of the disease. We integrate the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. Structure-guided drug design is a drug discovery approach by which we design synthetic compounds from detailed structural knowledge of the active sites of enzyme targets associated with particular diseases. We use X-ray crystallography, computer modeling of molecular structures and advanced chemistry techniques to focus on the three-dimensional molecular structure and active site characteristics of the enzymes that control cellular biology. Enzymes are proteins that act as catalysts for many vital biological reactions. Our goal generally is to design a compound that will fit in the active site of an enzyme and thereby prevent its catalytic activity. Molecules from our discovery efforts which are commercially available or that are in active development are summarized in the table below:

Drug/Drug Candidate	Drug Class	Therapeutic Area(s)	Phase	Rights
RAPIVAB® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Acute uncomplicated Influenza	Approved (U.S., Australia & Canada)	Seqirus (worldwide, except Japan, Taiwan, Korea and Israel) BioCryst retains full U.S. Government stockpiling rights

ALPIVABTM (peramivir injection)	Intravenous Neuraminidase Inhibitor	Acute uncomplicated Influenza	Approved (European Union)	Seqirus (worldwide, except Japan, Taiwan, Korea and Israel)

RAPIACTA® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal influenza	Approved (Japan & Taiwan)	Shionogi (Japan & Taiwan)

PERAMIFLU® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal influenza	Approved (Korea)	Green Cross (Korea)

BCX7353	Oral Serine Protease Inhibitor Targeting Kallikrein (once-daily treatment)	Hereditary Angioedema (“HAE”)	Phase 3	BioCryst (worldwide)

	Distinct and different oral dose formulation for acute treatment		Phase 3

BCX9930	Oral Factor D Inhibitor	Complement-mediated diseases	Phase I	BioCryst (worldwide)

BCX9250	Oral Activin Receptor-Like Kinase-2 Inhibitors	Fibrodysplasia Ossificans Progressiva (“FOP”)	Preclinical	BioCryst (worldwide)

Galidesivir (formerly BCX4430)	RNA dependent-RNA Polymerase Inhibitor	Broad spectrum antiviral for 20 RNA viruses, including Marburg, Yellow Fever, Ebola and Zika	Phase 1	BioCryst (worldwide)

Mundesine® (forodesine)	Oral Purine Nucleoside Phosphorylase Inhibitor	Oncology - PTCL	Approved (Japan)	Mundipharma (worldwide)

Business Strategy

Our business strategy is to create shareholder value by focusing our discovery and development efforts on oral drugs for rare diseases for which a significant unmet medical need exists. We select disease targets and product candidates in which a small molecule would offer a significant benefit over existing products or would be the first to market. We strive to advance our product candidate portfolio from discovery to commercial markets efficiently by utilizing a small group of talented and highly-skilled employees working in conjunction with strategic outsource partners. BioCryst is unique in its approach to treat orphan diseases with orally-administered, small molecules, identified by utilizing crystallography and structure-guided drug design. The principal elements of our strategy are:

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

Peramivir injection (RAPIVAB®, ALPIVABTM, RAPIACTA®, PERAMIFLU®)

Peramivir was approved in Japan and Korea in 2010, the United States in 2014, in Taiwan in 2016, in Canada in 2017, and in the European Union (“EU”) and Australia in 2018. It received approval under a pediatric Supplemental New Drug Application (“sNDA”) in the United States in September 2017, extending its availability for the treatment of acute uncomplicated influenza to pediatric patients 2 years and older. In the United States, peramivir is indicated for the treatment of acute uncomplicated influenza in patients who have been symptomatic for no more than two days. In May 2018, peramivir with the brand name of ALPIVAB received approval from the European Medicines Agency (“EMA”), although ALPIVAB is not currently commercially available in the EU. Data from over 2,700 subjects treated with peramivir in 27 clinical trials was utilized to support original regulatory approval in these countries. We made RAPIVAB available for commercial sale in the U.S. through agreements with specialty distributorships during the 2014-2015 influenza season.

On June 17, 2015, we announced that we licensed RAPIVAB (peramivir injection) for the treatment of influenza to CSL Limited (“CSL”), a global biopharmaceutical company. Under this license agreement (the “SUL Agreement”), RAPIVAB and ALPIVAB are licensed to and expected to be commercialized by CSL's subsidiary, Seqirus UK Limited (“SUL”), which specializes in influenza prevention through the supply of seasonal and pandemic vaccine to global markets. SUL is to manufacture, commercialize and exercise decision-making authority with respect to the development and commercialization of RAPIVAB and ALPIVAB within the Territory (as defined in the SUL Agreement) and be responsible for all related costs, including sales and promotion.

Under the terms of the SUL Agreement, we are responsible for fulfilling all post-marketing approval commitments in connection with the FDA's approval of the new drug application (“NDA”), and upon fulfillment will transfer ownership of and financial responsibility for the NDA to SUL.

We are engaged in a formal dispute resolution process with SUL, which has now entered arbitration proceedings. The dispute involves many items under the SUL Agreement including, but not limited to, the EMA approval milestone and appropriately commercializing peramivir in the Territory.

In September 2018, the Centers for Disease Control and Prevention awarded us a $34.7 million contract for the procurement of up to 50,000 doses of RAPIVAB over a five-year period to supply the Strategic National Stockpile for use in a public health emergency. We expect to deliver at least one shipment within the award, totaling approximately $7.0 million, in 2019.

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

BCX7353: BCX7353 is a second generation HAE compound and our lead molecule that is being developed as a once-daily (“QD”) oral therapy for the prevention of HAE attacks (prophylaxis), as well as an acute therapy for HAE attacks. We completed our Phase 2 prophylaxis program (with the completion of APeX-1 and subsequent FDA and EMA regulatory interactions) and in early 2018 initiated APeX-2 and APeX-S, a Phase 3 and a long-term safety clinical trial, respectively, required for marketing authorization in the United States and the EU. In addition, we have also initiated APeX-J in early 2019, a clinical trial designed to complete the requirements for Japanese marketing authorization, in conjunction with our other BCX7353 clinical trials, for the prevention of HAE attacks.

We are also developing BCX7353 as an oral treatment of acute HAE attacks. Accordingly, we have recently completed ZENITH-1, an adaptive dose-ranging proof-of-concept Phase 2 clinical trial evaluating efficacy, safety and tolerability for the oral treatment of acute HAE attacks.

On August 6, 2018 we announced that Fast Track Designation was granted by the FDA for BCX7353 for the prevention of angioedema attacks in patients with HAE. In addition, in May 2018, we announced that the United Kingdom’s Medicines and Healthcare products Regulatory Agency had granted a Promising Innovative Medicine designation to BCX7353. We have received orphan drug status from the FDA, EMA, and the Japanese Pharmaceuticals and Medical Devices Agency (“PDMA”) for BCX7353.

On October 27, 2015 The Japanese Ministry of Health Labor & Welfare (“MHLW”) announced that BioCryst’s BCX7353 was one of six products designated under the MHLW’s Sakigake fast track review system. The Sakigake designation system promotes research and development in Japan, aiming at early market availability for innovative pharmaceutical products. This designation provides for additional interactions with the regulatory agency in Japan from early development through filing, prioritized development and review, and introduction of the product as soon as possible to address a serious unmet medical need.

APeX-1 Phase 2 Trial in HAE: On September 5, 2017, we announced final results from the Phase 2 APeX-1 clinical trial in HAE patients. The trial results were subsequently published in the New England Journal of Medicine (N Engl J Med 2018; 379:352-62). Seventy-five subjects were randomized and dosed and included in the final analysis of pooled data from Parts 1, 2 and 3: 7 at 62.5 mg, 14 at 125 mg, 14 at 250 mg and 18 at 350 mg of BCX7353 QD; and 22 placebo. The qualifying attack rate was approximately 1/week. Baseline characteristics were generally well balanced across the treatment groups. Compliance with daily study drug dosing for 28 days was excellent (≥ 98% across all treatment groups). Subjects recorded angioedema symptoms in a diary; diary records were reviewed and attacks adjudicated by an independent expert group. The primary endpoint of the trial was the rate of HAE attacks. The pre-specified per-protocol final analysis included data on a total of 67 subjects with Type I or Type II HAE completing > 90% of planned study drug doses.

The 125 mg dose level showed statistically significant and similar benefit for all attacks (reduction of attack rate by 74% (p < 0.001), per-protocol population, weeks 2-4). The 125 mg dose level also showed statistically significant and similar benefit when split into abdominal attacks and peripheral attacks. In contrast, at the 250 mg and 350 mg dose levels, there was no statistically significant effect for abdominal attacks, despite strong and statistically significant effects on peripheral attacks. Based on these findings, it is likely that subjects in the 250 mg and 350 mg arms recorded transient drug-related abdominal AEs as HAE attack symptoms in their diary. The lowest dose tested (62.5 mg QD) showed no statistically significant differences in attack rates (total, or when split into abdominal and peripheral) compared with placebo. The range of doses studied and associated results completed the dose response evaluation required to inform Phase 3 dose selection.

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

Steady state trough drug levels (24 hours after dosing) exceeded the proposed target threshold for efficacy in 0%, 57%, 100% and 100% of subjects at the 62.5 mg, 125 mg, 250 mg and 350 mg dose levels, respectively.

In the fourth quarter of 2017, we completed regulatory interactions with the FDA and EMA and reached agreement on the Phase 3 program requirements to support NDA and MAA submissions for prophylactic treatment of HAE with BCX7353. Based upon this agreement, we began the APeX-S and APeX-2 clinical trials, which are the significant aspects of the remaining development program needed to receive commercial authorization in the United States and the EU. On March 25, 2018, we announced that we dosed the first patient in a 24-week randomized, double-blind, placebo-controlled Phase 3 clinical trial studying two doses of BCX7353 (“APeX-2”). Patients in APeX-2 will roll-over into a 24 week safety extension. On February 28, 2018, we announced that we initiated a long-term safety trial (“APeX-S”), which will enroll approximately 160 patients who will be allocated to the two doses of BCX7353 included in APeX-2.

The doses studied in APeX-1 are expressed as the dihydrochloride salt of the drug. We changed the nomenclature after the Phase 2 APeX-1 trial to express the doses selected for evaluation in the APeX-2 trial in terms of the free base of the drug. Thus, a 125 mg dose in APeX-2 (dihydrochloride salt) is the same amount of active ingredient as the 110 mg dose in APeX-2, expressed as the free base. The 150 mg (free base) dose in APeX-2 was not studied in the Phase 2 APeX-1 trial.

APeX-2 Trial: APeX-2 is a Phase 3 double-blinded, placebo-controlled, three-arm clinical trial evaluating two dose levels of BCX7353 administered orally once-daily as a preventive treatment to reduce the frequency of attacks in patients with HAE. APeX-2 is testing once-daily BCX7353 at 110 mg and 150 mg for prevention of angioedema attacks. The trial enrolled patients with Type I and II HAE in the United States, Canada and Europe. The primary efficacy endpoint of APeX-2 is the rate of angioedema attacks over 24 weeks of study drug administration. On November 6, 2018, we announced we had completed enrollment in APeX-2 and had enrolled approximately 120 patients.

 APeX-S Trial: APeX-S is a long-term safety trial evaluating two dose levels of BCX7353 administered orally once-daily as a preventive treatment in patients with HAE. APeX-S is an open label two-arm trial to evaluate the safety of once-daily BCX7353 at 110 mg and 150 mg over 48 weeks in patients with Type I and II HAE. The trial will enroll at least 160 patients. On November 6, 2018, we announced we have met the 100 subjects needed at each dose level (cumulative, summing APeX-2 and APeX-S) for regulatory requirements and expect to file a NDA in the fourth quarter of 2019.

The APeX-2 and APeX-S trials have both recently been amended to extend the duration of dosing through 96 weeks.

ZENITH-1 Trial: On August 2, 2017, we announced the dosing of the first subject into ZENITH-1, a clinical trial studying three dose levels of a liquid formulation of BCX7353 given as a single oral dose for the acute treatment of angioedema attacks in patients with HAE. ZENITH-1 is a randomized, double-blind, placebo-controlled, adaptive dose-ranging trial of the efficacy, safety and tolerability of BCX7353 for treatment of acute angioedema attacks, and enrolled subjects with Type I and II HAE. Blinded study drug was dosed as an oral liquid after onset of symptoms, for up to 3 attacks in each subject, with each subject receiving both BCX7353 (for 2 attacks) and placebo (for one attack) in a randomized sequence. The trial was structured for three consecutive cohorts testing single doses of 750 mg, 500 mg and 250 mg.

On February 23, 2019, we reported topline data from the completed Phase 2 ZENITH-1 trial. Data from the complete trial confirmed previously-reported results showing a single dose of oral 750 mg BCX7353 was well-tolerated and superior to placebo (p<0.05) against the majority of efficacy endpoints evaluated in HAE patients suffering an acute attack, and demonstrated a clear dose response across the three dose levels evaluated, 250 mg, 500 mg and 750 mg. With the 750 mg dose, compared to placebo, improvements in symptoms and Visual Analog Scale (“VAS”) scores were demonstrated as early as one hour after oral BCX7353 dosing (the first timepoint evaluated), and were sustained through 24 hours. Through 24 hours, standard of care (“SOC”) medication use was reduced by 31.6% after BCX7353 compared with placebo (p=0.0029), and no or mild symptoms were reported in 64.1% of attacks treated with BCX7353 compared with 32.3% of attacks treated with placebo (p=0.0038).

BCX7353 was generally safe and well-tolerated with no notable differentiation from the adverse event profile of placebo. The most commonly reported adverse events were diarrhea, abdominal pain, nausea, headache and nasopharyngitis. There were three discontinuations in the trial: one following a BCX7353 750 mg dose due to a transient, localized rash; one following a BCX7353 500 mg dose due to grade 2 vomiting and nausea and one following a placebo dose due to abdominal pain. With the exception of an unrelated ankle fracture, there were no grade 3 or 4 adverse events, and no grade 3 or 4 laboratory abnormalities.

We met with EU National Agencies in the first quarter of 2019. Based on the results of ZENITH-1, we plan to meet with the FDA in the second quarter, and to commence a Phase 3 trial with the 750 mg dose of oral BCX7353 in the summer of 2019.

Complement-Mediated Diseases

The complement system is part of the body’s natural immune system and is responsible for helping the body eliminate microbes (including viral and bacterial infections) and damaged cells. It is comprised of proteins which are primarily produced in the liver and circulate in the blood. Once activated, the complement system stimulates inflammation, phagocytosis and cell lysis. Excessive or uncontrolled activation of the complement system can cause severe, and potentially fatal, immune and inflammatory disorders. The complement system comprises biological cascades of amplifying enzyme cleavages involving more than 30 proteins and protein fragments, and may be activated through three pathways: the classical pathway (initiated by antibody-antigen complexes), the lectin pathway (initiated by lectin binding) and the alternative pathway (initiated by microbial surfaces). The alternative pathway also provides a critical amplification loop for all three pathways, regardless of the initiating mechanism. Factor D is an essential enzyme in the alternative pathway, thus making Factor D an attractive target to address complement-mediated diseases. Several rare diseases are known to be mediated by dysregulation of the complement system.

We are in the process advancing BCX9930, an oral Factor D inhibitor discovered and developed by BioCryst, into Phase 1 clinical development in the second quarter of 2019 for the treatment of complement-mediated diseases. We are completing clinical drug manufacturing to support Phase 1 trials beginning in the second quarter of 2019.

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

On January 5, 2018, we announced the advancement of a program exploring activin receptor-like kinase-2 (“ALK2”) inhibitors for treatment of FOP. ALK2 enzyme is a part of the normal signaling pathway for bone formation and responds to binding its specific ligands (bone morphogenic proteins, or BMPs), by stimulating normal bone growth and renewal in healthy children and adults. Specific activating mutations of the ALK2 gene are seen in all cases of FOP. An activating mutation in ALK2 is necessary for the disease to occur, making the ALK2 kinase an ideal drug target for treatment of FOP with an ALK2 kinase inhibitor. We plan to submit an Investigational New Drug Application (“IND”) for one of our optimized lead candidates, BCX9250, in the second half of 2019. BCX9250 was selected from a number of potential candidates based on potency for the target kinase, selectivity, nonclinical PK, safety screening studies, and nonclinical safety evaluations. GLP-compliant nonclinical safety pharmacology and toxicology studies required for initiation of clinical studies have been completed. We are completing clinical drug manufacturing to support Phase 1 trials beginning in the second half of 2019, and clinical trials in patients with FOP in 2020.

The goal of the ALK2 inhibitor project at BioCryst is to discover and develop orally administered kinase inhibitor drug candidates that are able to slow or prevent the progressive formation of bone in soft tissues, also known as heterotopic ossification (“HO”). BCX9250 reduced HO in an experimental model of ALK2-driven HO in laboratory rats, with up to 89 percent reduction in volume of HO compared to controls.

Galidesivir (formerly BCX4430)

Galidesivir is a broad-spectrum antiviral (“BSAV”) research program and is currently being developed under contracts with the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”) and the U.S. Department of Health and Human Services (“BARDA/HHS”). The objective of our BSAV program is to develop galidesivir as a broad-spectrum therapeutic for viruses that pose a threat to national health and security. The primary focus of the program is treatment of hemorrhagic fever viruses. NIAID/HHS funding has supported galidesivir’s development as a treatment for Marburg virus, Yellow Fever and Ebola virus. Galidesivir has been shown to be active against more than 20 RNA viruses in nine different families, including filoviruses, togaviruses, bunyaviruses, arenaviruses, paramyxoviruses, coronaviruses and flaviviruses. In animal studies, galidesivir has demonstrated survival benefits against a variety of serious pathogens, including Marburg, Yellow Fever, Ebola, and Zika viruses and from exposures to aerosolized Marburg virus, an experimental condition designed to mimic an exposure scenario that could result during a bioterrorist attack.

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

On September 17, 2018, we announced that NIAID/HHS had awarded us an additional $3.5 million under our existing contract to support and conduct clinical trials of galidesivir in patients with Yellow Fever. We are in the process of initiating an exploratory Phase 2 clinical trial evaluating galidesivir in Yellow Fever patients in Brazil, with the trial expected to begin in 2019. As of December 31, 2018, the total NIAID/HHS contract amount is $43.0 million. The galidesivir BARDA/HHS contract has a potential value of $39.1 million if all contract options are exercised. As of December 31, 2018, a total of $20.6 million has been awarded under exercised options within this contract.

On January 2, 2019, we announced the dosing of the first subject in a randomized, placebo-controlled phase 1 clinical trial to evaluate intravenous galidesivir in healthy volunteers. The main goals of this trial are to evaluate the safety, tolerability and pharmacokinetics of escalating intravenous doses of galidesivir in healthy subjects. Up to four single-dose cohorts will be evaluated with a total of up to 32 volunteers participating.

Mundesine (forodesine)

Mundesine is a Purine Nucleoside Phosphorylase (“PNP”) inhibitor developed by Mundipharma as a treatment for cancer under a world-wide license agreement. PNP is a purine salvage pathway enzyme. High doses of PNP inhibitors could be useful in the treatment of hematological malignancies. Mundipharma has received orphan drug status for Mundesine, and following its successful completion of a Phase 2 pivotal study in recurrent/refractory peripheral T-cell lymphoma (“PTCL”) patients in Japan, Mundesine was approved in April 2017 by the MHLW in Japan. We are currently receiving royalties on Mundesine.

Collaborations and In-License Relationships

U.S. Department of Health and Human Services (“BARDA/HHS”). In January 2007, BARDA/HHS awarded us a contract for the advanced development of peramivir for the treatment of influenza. This contract was amended multiple times and ultimately became a $234.8 million contract award that provided funding to support the filing of an NDA to seek regulatory approval for peramivir in the U.S. In December 2014, the FDA approved the NDA. The BARDA/HHS contract expired on June 30, 2014 according to its terms.

On March 31, 2015, we announced that BARDA/HHS awarded us a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract has a potential value of $39.1 million if all contract options are exercised. As of December 31, 2018, a total of $20.6 million has been awarded under exercised options within this contract.

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with us for the development of galidesivir as a treatment for Marburg, and subsequently, Yellow Fever and Ebola virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to us. All options under this contract have been awarded and the total contract value is $43.0 million. The goals of this contract, including amendments, are to file IND applications for i.v. and i.m. galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever viruses, to study galidesivir as a treatment for Yellow Fever and Ebola virus disease, and to conduct Phase 1 human clinical trials.

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

Seqirus UK Limited. On June 16, 2015, we and SUL, a limited company organized under the laws of the United Kingdom and a subsidiary of CSL, a company organized under the laws of Australia, entered into the SUL Agreement granting SUL and its affiliates worldwide rights to develop, manufacture and commercialize peramivir for the treatment of influenza except for the rights to conduct such activities in Israel, Japan, Korea and Taiwan (the permitted geographies together constituting the “Territory”). We retain all rights and associated economics to procure pandemic stockpiling orders for RAPIVAB from the U.S. Government, while SUL has the right to pursue government stockpiling outside the U.S.

Pursuant to the SUL Agreement, peramivir is being commercialized by CSL’s subsidiary, SUL, which specializes in influenza prevention through the supply of seasonal and pandemic vaccine to global markets. SUL is responsible for the manufacture, commercialization and decision-making authority with respect to the development and commercialization of peramivir within the Territory and is responsible for all related costs, including sales and promotion. We exercise sole decision-making authority with regard to the development and commercialization of peramivir outside of the Territory and are responsible for all associated costs.

Under the terms of the SUL Agreement, we are responsible for fulfilling all post-marketing approval commitments in connection with the FDA’s approval of the NDA, and upon fulfillment will transfer ownership of and financial responsibility for the NDA to SUL. Pursuant to rights to sell ALPIVAB in the EU, we were responsible for regulatory filings and interactions with the European Medicines Agency. In accordance with the SUL Agreement, we and SUL formed a joint steering committee, composed of an equal number of representatives from each party, to oversee, review and coordinate the conduct and progress of the commercialization of peramivir in the Territory and any additional development. The parties have entered into the formal dispute resolution process under the SUL Agreement to resolve decisions related to the collaboration. We and SUL are engaged in a formal dispute resolution process, which has now entered arbitration proceedings. The dispute involves many items under the SUL Agreement including, but not limited to, the EMA approval milestone, which we maintain is due under the contract as well as appropriately commercializing peramivir in the Territory. Arbitration proceedings, like other legal proceedings, are inherently uncertain. As a result, we cannot assure you that we will prevail in the arbitration.

Under the terms of the SUL Agreement, we received an upfront payment of $33.7 million, and have achieved all development milestones under the contract totaling $12.0 million. We are also entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, we receive tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 - June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL’s royalty payment obligations commence on the date of the SUL Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the SUL Agreement (the “Royalty Term”). We developed RAPIVAB under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by us from SUL.

The term of the SUL Agreement shall continue on a country-by-country basis until the expiration of the last-to-expire Royalty Term in any such country in the Territory. Either party may terminate the SUL Agreement in its entirety if the other party breaches a payment obligation, otherwise materially breaches the SUL Agreement, subject to applicable cure periods, or if the other party suffers an insolvency event. We may also terminate the SUL Agreement if SUL or any of its affiliates seek to challenge the validity of our patents. Termination does not affect a party’s rights which have accrued prior thereto, but there are no stated payments in connection with termination other than payments of obligations previously accrued. For all terminations exercised by us, the SUL Agreement provides for the termination of any sublicenses granted by SUL to third parties, and in the case of termination by us for cause, the ceasing of SUL’s activities with respect to RAPIVAB, the discontinued use of all of our intellectual property and the termination of licenses and rights previously granted to SUL. If requested by us, SUL shall also promptly sell to us all licensed product it then holds in stock, otherwise, SUL may continue to sell such licensed product for designated periods.

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

In December 2017, we, on behalf of Royalty Sub (defined below), instituted arbitration proceedings against Shionogi in order to resolve a dispute with Shionogi under the Shionogi Agreement regarding the achievement of sales milestones and escalating royalties. In the event that we prevail in the arbitration, any amounts realized in the arbitration or in respect of the milestone payments and escalating royalties that are the subject of the arbitration would be for the benefit of Royalty Sub and be used by Royalty Sub to service its obligations under the non-recourse PhaRMA Notes (defined below), except for any amounts realized by us in respect of royalties relating to sales to Japanese governmental entities, which amounts would be retained by us. The costs associated with the arbitration proceedings are expected to be paid out of the assets of Royalty Sub in accordance with the terms of the indenture and servicing agreement relating to the PhaRMA Notes, except to the extent such costs are recovered in connection with any arbitration award in favor of us and Royalty Sub if we prevail in the arbitration proceedings. Arbitration proceedings, like other legal proceedings, are inherently uncertain. As a result, we cannot assure you that we will prevail in the arbitration. As any arbitration award in favor of us would accrue primarily to the benefit of Royalty Sub and the holders of the PhaRMA Notes, and because the costs associated with the arbitration proceedings are expected to come out of the assets of Royalty Sub if not recovered as part of any arbitration award in favor of us and Royalty Sub, we do not currently anticipate that these arbitration proceedings will have a material adverse impact on us.

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

As part of the transaction, we entered into a purchase and sale agreement dated as of March 9, 2011 with Royalty Sub, whereby we transferred to Royalty Sub, among other things, (i) its rights to receive commercial royalty and milestone payments from Shionogi arising under the Shionogi Agreement, and (ii) the right to receive payments under a Japanese yen/US dollar foreign currency hedge arrangement (as further described below, the “Currency Hedge Agreement”) put into place by us in connection with the transaction. Royalty payments will be paid by Shionogi in Japanese yen and milestone payments will be paid in U.S. dollars. Our collaboration with Shionogi was not impacted by this transaction.

On March 9, 2011, Royalty Sub completed a private placement to institutional investors of $30.0 million in aggregate principal amount of its PhaRMA Senior Secured 14.0% Notes due 2020 (the “PhaRMA Notes”). The PhaRMA Notes were issued by Royalty Sub under an Indenture, dated as of March 9, 2011 (the “Indenture”), by and between Royalty Sub and U.S. Bank National Association, as Trustee. Principal and interest on the PhaRMA Notes issued are payable from, and are secured by, the rights to royalty and milestone payments under the Shionogi Agreement transferred by us to Royalty Sub and payments, if any, made to Royalty Sub under the Currency Hedge Agreement. The PhaRMA Notes bear interest at 14.0% per annum, payable annually in arrears on September 1st of each year (the “Payment Date”). We remain entitled to receive any royalties and milestone payments related to sales of peramivir by Shionogi following repayment by Royalty Sub of the PhaRMA Notes.

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

In September 2014, Royalty Sub was unable to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014. This inability constituted an event of default under the terms of the Indenture. Accordingly, we have classified the PhaRMA Notes and related accrued interest as current liabilities on our balance sheet. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes and we might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, we believe the primary impact to us would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, we may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub, we do not currently expect the event of default on the PhaRMA Notes to have a significant impact on our future results of operations or cash flows. As of December 31, 2018, the PhaRMA Notes remain in default.

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

Foreign Currency Hedge. In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2019 through 2020. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less, as determined in accordance with the Currency Hedge Agreement.

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark-to-market adjustments are recognized in our Consolidated Statements of Comprehensive Loss. Cumulative mark-to-market adjustments resulted in losses of $1.0 million, $1.8 million and $1.7 million for the twelve months ended December 30, 2018, 2017, and 2016, respectively. In addition, realized currency exchange gains of $1.0 million, $1.0 million and $0.8 million were recognized in 2018, 2017 and 2016, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge. We are also required to post collateral in connection with the mark-to-market adjustments based on defined thresholds. As of December 31, 2018, no collateral was posted under the Currency Hedge Agreement. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. The maximum amount of hedge collateral we would be required to post is $3.9 million. We are required to maintain a foreign currency hedge at 100 yen per dollar under the agreements governing the PhaRMA Notes.

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

Government Contracts

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with us for the development of galidesivir as a treatment for Marburg, and subsequently, Yellow Fever and Ebola virus. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5.0 million to us. All options under this contract have been awarded and the total contract value is $43.0 million. The goals of this contract, including amendments, are to file IND applications for i.v. and i.m. galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever viruses, to study galidesivir as a treatment for Yellow Fever and Ebola virus disease and to conduct a Phase 1 human clinical trial.

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, we announced that BARDA/HHS awarded us a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract has a potential value of $39.1 million if all contract options are exercised. As of December 31, 2018, a total of $20.6 million has been awarded under exercised options within this contract.

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

As of December 31, 2018, we have been issued approximately 17 U.S. patents that expire between 2019 and 2035 and that relate to our HAE program compounds, neuraminidase inhibitor compounds, BSAV compounds and PNP compounds. We have licensed a number of compounds protected by certain composition of matter patents from AECOM and IRL, plus additional manufacturing patents, totaling 7 additional U.S. patents that expire between 2020 and 2029. Additionally, we have approximately 13 Patent Cooperation Treaty or U.S. patent applications pending related to HAE program compounds, neuraminidase inhibitor compounds, BSAV compounds, PNP compounds, FOP program compounds, and other rare disease program compounds. Our pending applications may not result in issued patents, our patents may not cover the products of interest or may not be enforceable in all, or any jurisdictions and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially viable. After expiration of composition of matter patents for our products and product candidates, we may rely on data exclusivity, or in some cases, method of use patents. The enforceability of these patents varies from jurisdiction to jurisdiction and may not be allowed or enforceable in some territories where we may seek approval. We may not have the funds to continue patent prosecution or to defend all of our existing patents in our current patent estate and may selectively abandon patents or patent families worldwide or in certain territories.

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

In addition to the companies with approved neuraminidase inhibitors, there are a number of other companies that are developing potential new influenza therapies. In early 2018, Shionogi announced the approval in Japan of Xofluza, an oral treatment for influenza. Xofluza is a polymerase acidic endonuclease inhibitor and received FDA approval in October 2018 as a single-dose treatment for uncomplicated flu in patients ages 12 and older. Various government entities throughout the world are offering incentives, grants and contracts to encourage additional investment into preventative and therapeutic agents against influenza, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors.

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

HAE: HAE is an autosomal dominant disease characterized by painful, unpredictable, recurrent attacks of inflammation affecting the hands, feet, face, abdomen, urogenital tract, and the larynx. The inflammation can be disfiguring, debilitating, or in the case of laryngeal attacks, life-threatening. Prevalence for HAE is uncertain but is estimated to be approximately 1 case per 50,000 persons without known differences among ethnic groups and is caused by deficient (Type I) or dysfunctional (Type II) levels of C1-Inhibitor (“C1-INH”), a naturally occurring molecule that is known to inhibit kallikrein, bradykinin, and other serine proteases in the blood. If left untreated, HAE can result in a mortality rate as high as 40% primarily due to upper airway obstruction. There are a number of licensed therapies for HAE, including the following:

•	C1-INH therapy is available as an acute therapy (Berinert®) and as a prophylactic therapy (Haegarda® and Cinryze®). These therapies are available subcutaneously and intravenously and work by replacing the missing or malfunctioning C1-INH protein in patients. Recominant C1-INH (Ruconest®) is also available as an acute therapy.

•	Kallikrein Inhibition - Kalbitor® (ecallantide) is a specific recombinant plasma kallikrein inhibitor that halts the production of bradykinin and can be dosed subcutaneously by healthcare providers to treat acute HAE attacks. Takhzyro™ (lanadelumab-flyo) is a monoclonal antibody approved for prophylaxis of HAE attacks that inhibits plasma kallikrein and can be self-administered as a subcutaneous injection.

•	Bradykinin receptor antagonist - Firazyr® (icatibant) is a competitive antagonist of the bradykinin B2 receptor. Firazyr is approved for the treatment of acute attacks and is administered by subcutaneous administration.

•	Other medications - Prophylactic administration of synthetic attenuated androgens (generically available as danazol or stanozolol) has been utilized to reduce the frequency or severity of attacks. However, long-term use of danazol or stanozolol may result in virilization and arterial hypertension. Six-month liver function tests, annual lipid profiles, and biennial hepatic ultrasound are recommended because these medications increase production of C1-INH in the liver.

In addition to BCX7353, there are a number of other HAE therapies in clinical development. KalVista Pharmaceuticals, Inc. has announced plans to conduct a Phase 2 clinical trial in 2019 of an oral kallikrein inhibitor (KVD900) as a treatment for acute attacks. KalVista (KVD824) and Attune Pharmaceuticals, Inc. (ATN-249) also have oral kallikrein inhibitors that may be developed as treatments for HAE. CSL has an anti-factor XII Mab (CSL312) in Phase 2 clinical development in HAE patients.

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

Other FOP therapies in clinical development include Clementia Pharmaceuticals Inc.’s palovarotene, an oral, retinoic acid gamma receptor agonist. Clementia has announced plans to file a NDA for palovarotene in the second half of 2019. Regeneron Pharmaceuticals, Inc. is conducting a Phase 2 clinical trial in FOP with REGN2477, an i.v. anti-activin antibody. Blueprint Medicines Corporation has initiated a Phase 1 trial of BLU-782, an oral ALK-2 kinase inhibitor in early 2019.

Complement-mediated diseases: Several rare diseases are known to be mediated by defects of the complement system, including paroxysmal nocturnal hemoglobinuria (“PNH”), atypical hemolytic uremic syndrome (“aHUS”), and myasthenia gravis. Alexion Pharmaceuticals, Inc.’s Soliris® (eculizumab) is a C5 inhibitor that is commercialized for all three of these indications and had global sales of over $3.5 billion in 2018. Alexion has announced plans to file an NDA for Soliris in neuromyelitis optica (NMO) in 2019. Alexion also recently received FDA approval for Ultomiris™ (ravulizumab), a longer-acting C5 inhibitor, as a treatment for PNH in late 2018. Several other companies have active clinical development programs in complement-mediated diseases. Achillion Pharmaceuticals, Inc.’s oral factor D inhibitor, ACH4471, is in Phase 2 clinical trials for PNH and for C3 glomerulonephritis (“C3G”) and also is conducting Phase 1 trials on two follow-on compounds, ACH5228 and ACH5548. Novartis AG is conducting a Phase 2 trial of an oral factor B inhibitor, LPN023, in PNH. Apellis Pharmaceuticals, Inc. is conducting Phase 1B/2 trials of APL-2, a subcutaneously delivered peptide that inhibits C3, in PNH, cold agglutin disease, warm antibody autoimmune hemolytic anemia, and complement-dependent nephropathies. Ra Pharmaceuticals, Inc. is developing zilucoplan, a novel, injectable C5 inhibitor that is currently in Phase 2 trials for PNH and myasthenia gravis. Omeros Corporation is developing OMS721, an antibody that inhibits the lectin pathway, that is in Phase 2 or Phase 3 trials in conditions including IgA nephropathy, aHUS and lupus nephritis. ChemoCentryx, Inc. is developing avacopan, an oral C5aR inhibitor that is in Phase 3 for ANCA-associated vasculitis and Phase 2 for C3G. Several other companies including Regeneron, Chugai Pharmaceutical Co., Ltd., Alnylam Pharmaceuticals Inc., and Akari Therapeutics, Plc are developing C5 inhibitors for PNH and potentially other diseases of the complement system.

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

In order to ensure compliance with applicable laws and regulations, our Chief Financial Officer, Chief Legal Officer and Vice President of Human Resources oversee compliance training, education, auditing and monitoring; enforce disciplinary guidelines for any infractions of our corporate polices; implement new policies and procedures; respond to any detected issues; and undertake corrective action procedures. Our controls address compliance with laws and regulations that govern public pharmaceutical companies including, but not limited to, the following: federal and state law, such as the Sarbanes-Oxley Act of 2002 and the U.S. Foreign Corrupt Practices Act of 1977; NASDAQ listing requirements; the regulations of the Financial Industry Regulatory Authority; the Securities and Exchange Commission (“SEC”); the FDA; and the United States Department of Health and Human Services. Our standard operating procedures are designed to provide a framework for corporate governance in accordance with ethical standards and best legal practices.

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

After successful completion of the required clinical testing, generally an NDA is submitted. Upon receipt of the NDA, the FDA will review the application for completeness. Within 60 days, the FDA will determine if the application is sufficiently complete to warrant full review and will consider the application “filed” at that time. Also upon receipt of the application, the FDA will assign a review priority to the application. Priority review applications are usually reviewed within 6 months; standard review applications are usually reviewed within 10 months. The FDA will usually refer NDAs for new molecular entities to an appropriate advisory committee for review and evaluation in regards to providing a recommendation as to whether the application should be approved. The FDA is not bound to follow the recommendation of an advisory committee.

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

Human Resources

As of January 31, 2019, we had approximately 100 employees, of whom approximately 65 were engaged in the research and development function of our operations. Our research and development staff, approximately 30 of whom hold Ph.D. or M.D. degrees, have diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, medicinal chemistry, clinical development and regulatory affairs.

Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. Employees are required to execute confidentiality and assignment of intellectual property agreements. We consider our relations with our employees to be satisfactory.

Termination of Merger

On January 21, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Idera Pharmaceuticals, Inc., (“Idera”) a Delaware corporation. Following our stockholders’ failure to approve the adoption of the Merger Agreement at our special meeting of stockholders held on July 10, 2018, the Merger Agreement was terminated. Pursuant to the terms of the Merger Agreement, we reimbursed Idera for transaction-related expenses of $6,000 in July 2018.

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

To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process and related regulatory process are complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential. We may suffer significant setbacks in pivotal pre-clinical studies and clinical trials (e.g. BCX7353, BCX9930, BCX9250, galidesivir), even after earlier clinical trials show promising results. The development of our product candidates, including our clinical trials, may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any of our product candidates may produce undesirable side effects in humans. Any of our product candidates, including BCX7353, BCX9930 and BCX9250, may indicate or produce undesirable or inconclusive data in our pre-clinical and clinical studies. The pre-clinical data (including without limitation carcinogenicity, drug-drug interaction studies and toxicity studies) and clinical data from our product candidates, including BCX7353, BCX9930, and BCX9250, could cause us or regulatory authorities to interrupt, delay, modify or halt preclinical or clinical trials of a product candidate or may result in restrictions or warnings that could impact development and the ultimate commercial outcome for a product candidate. Undesirable or inconclusive data or side effects in humans could also result in the U.S. Food and Drug Administration (the “FDA”) or foreign regulatory authorities refusing to approve the product candidate for any targeted indications or require restrictions or warnings that could impact development or the ultimate commercial success for a product candidate. In addition, the FDA or other regulatory agencies may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and regulatory agencies may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Pre-clinical studies (including without limitation carcinogenicity, drug-drug interaction studies and toxicity studies) and clinical trials for our product candidates, including BCX7353, BCX9930, and BCX9250, and the overall analysis of the balance of safety and efficacy may fail to demonstrate that our product candidates are safe or effective, which could limit or eliminate the expected commercial viability of those product candidates. Regulatory authorities may interrupt, delay or halt clinical trials for a product candidate for any number of reasons.

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

Progression of our product candidates through the clinical development process is dependent upon our trials indicating our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols. Failure to achieve any of these endpoints in any of our programs, including BCX7353, BCX9930, BCX9250, galidesivir, and our other rare disease product candidates, could result in delays in our trials or require the performance of additional unplanned trials. This could result in delays in the development of our product candidates and could result in significant unexpected costs or the termination of programs.

If our development collaborations with third parties, such as our development partners, contractors and contract research organizations, fail, the development of our product candidates will be delayed or stopped.

We rely heavily upon third parties for many important stages of our product candidate development, including but not limited to:

•	discovery of natural proteins that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

•	execution of certain pharmacology preclinical studies and late-stage development for our compounds and product candidates;

•	management of our Phase 1, 2 and 3 clinical trials, including medical monitoring and data management;

•	execution of toxicology studies that may be required to obtain approval for our product candidates;

•	formulation improvement strategies and methods; and

•	manufacturing the starting materials and drug substance required to formulate our products and the product candidates to be used in our clinical trials, toxicology studies and any potential commercial product.

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

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon a very limited number of third-party manufacturers to manufacture the materials required for our product, product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers, which may be the only manufacturer we have engaged for a particular product, may encounter difficulties with meeting our requirements, including but not limited to problems involving:

•	inconsistent production yields;

•	product liability claims or recalls of commercial product;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes that could strike their facilities or have an effect on infrastructure;

•	potential impurities in our drug substance or products that could affect availability of product for our clinical trials or future commercialization;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies, particularly associated with peramivir, BCX7353, BCX9930, BCX9250, galidesivir and our early stage compounds.

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

We are performing research on or developing products for the treatment of several rare diseases, including HAE, FOP and diseases of the complement system, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we are developing and plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with the current neuraminidase inhibitors marketed by GlaxoSmithKline plc and F. Hoffmann-La Roche Ltd. for influenza; CINRYZE®, KALBITOR®, FIRAZYR®, and TAKHZYRO™, marketed by Shire plc or its affiliates, including Takeda Pharmaceutical Company, Ltd. (“Takeda”), for HAE; BERINERT® and HAEGARDA®, marketed by CSL Limited (“CSL”) for HAE; RUCONEST®, marketed by Pharming Healthcare, Inc. (“Pharming”) for HAE; and SOLIRIS® and ULTOMIRIS™ marketed by Alexion Pharmaceuticals, Inc. for PNH, aHUS, and myasthenia gravis.

Further, several pharmaceutical and biotechnology firms have announced efforts in HAE and in other therapeutic areas where we have discovery and development efforts ongoing. KalVista Pharmaceuticals, Inc. has announced plans to conduct a Phase 2 clinical trial in 2019 of an oral kallikrein inhibitor (KVD900) as a treatment for acute attacks. KalVista (KVD824) and Attune Pharmaceuticals, Inc. (ATN-249) also have oral kallikrein inhibitors in Phase 1 clinical trials that may be developed as treatments for HAE. CSL has an anti-factor XII Mab (CSL312) in Phase 2 clinical development in HAE patients. Currently, there are five investigational therapeutics under a compassionate use/expanded access framework that can be available in an outbreak setting to treat Ebola virus disease. In early 2018, Shionogi announced the approval in Japan of Xofluza, an oral treatment for influenza, which has also received Priority Review designation from the FDA. For FOP, Clementia Pharmaceuticals, Inc.’s oral therapy, palovarotene, is in Phase 2 and 3 trials; Regeneron Pharmaceuticals, Inc.’s injectable REGN2477 is in Phase 2; and Blueprint Medicines Corporation’s BLU-782 is expected to begin phase 1 trials in 2019. There are many additional potential competitors in PNH and other complement-mediated diseases. Achillion Pharmaceuticals Inc., Novartis AG and ChemoCentryx, Inc. all have oral complement inhibitors in Phase 2 or Phase 3 clinical trials. Apellis Pharmaceuticals Inc., Ra Pharmaceuticals, Inc., and Omeros Corporation are also developing novel complement inhibitors that have reached Phase 2 or Phase 3 clinical trials. SOLIRIS is no longer under patent protection and one or more biosimilar versions of that product may be developed. If one or more of our competitors’ products or programs, including potential competitors not listed, are successful, the market for our products may be reduced or eliminated.

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

We have completed work under a contract with BARDA/HHS for the development of our neuraminidase inhibitor, RAPIVAB. We also have entered into contracts with BARDA/HHS and NIAID/HHS for the development of galidesivir as a treatment for diseases caused by RNA pathogens, including Marburg virus disease, Yellow Fever and Ebola virus disease. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or, if we are found to be in violation, could result in contract termination.

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

As our programs advance, our costs are likely to increase. Our current and planned discovery activities, pre-clinical and clinical trials, the related development, manufacturing, regulatory approval process requirements, and the additional personnel resources and testing required for supporting the development of our product candidates will consume significant capital resources. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to raise additional capital; the development progress of our collaborative agreements for our product candidates; the amount of funding we receive from NIAID/HHS and BARDA/HHS for galidesivir or from other new partnerships with third parties for the development of our product candidates, including BCX7353, BCX9930, BCX9250 and our other rare disease product candidates; the commercial success of peramivir achieved by our partners; the amount or profitability of any orders for peramivir or galidesivir by any government agency or other party; the progress and results of our current and proposed clinical trials for our most advanced product candidates, including BCX7353, BCX9930, BCX9250 and our other rare disease product candidates; the progress made in the manufacture of our lead products and the progression of our other programs.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time. Additional funding, whether through additional sales of securities, additional borrowings, or collaborative arrangements with partners, including governmental agencies in general and from any BARDA/HHS or NIAID/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under our secured credit facility with MidCap Financial, a Delaware statutory trust (“MidCap”), pursuant to the terms and conditions of that certain Second Amended and Restated Credit and Security Agreement, dated as of February 6, 2019, between the Company, MDCP, LLC (“MDCP”), MidCap, and the lenders thereto (the “Second Amended and Restated Senior Credit Facility”). In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets, incur additional borrowings, or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including post approval studies for RAPIVAB, the progress, timeline and ultimate outcome of development programs for our kallikrein inhibitors, such as BCX7353 (including, but not limited to, formulation progress, the timing and outcome of APeX-2, long-term human safety studies, and carcinogenicity, drug-drug interaction, toxicity, or other required studies), the progress of BCX9250 for the treatment of FOP, BCX9930 for diseases of the complement system and other rare disease product candidates. In addition, constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

We may not be able to continue as a going concern if we do not obtain additional capital.

We have sustained operating losses for the majority of our corporate history and expect that our 2019 expenses will exceed our 2019 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

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

Commercialization success of peramivir is uncertain and is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, commercialization of peramivir products is subject to further risks and may be negatively impacted by a number of factors, including, but not limited to, the following:

•	peramivir may not prove to be adequately safe and effective for market approval in markets other than the United States, Canada, Japan, Korea and Taiwan, Australia and the European Union;

•	necessary funding for post-marketing commitments and further development of peramivir may not be available timely, at all, or in sufficient amounts;

•	flu prevention or pandemic treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines or other antivirals, including competitive i.v. antivirals, could substantially replace potential demand for peramivir;

•	a limited number of governmental entities are expected to be the primary potential stockpiling customers for peramivir and if we are not successful at marketing peramivir to these entities for any reason, we will not receive substantial revenues from stockpiling orders;

•	government and third party payors may not provide sufficient coverage or reimbursement which would negatively impact the demand for peramivir;

•	we may not be able to supply commercial material to our partners and our partners may not be able to maintain or establish sufficient and acceptable commercial manufacturing, either directly or through third-party manufacturers;

•	the commercial demand and acceptance for peramivir by healthcare providers and by patients may not be sufficient to result in substantial revenues of peramivir to our partners and may result in little to no milestones or royalties to us;

•	effectiveness of marketing and commercialization efforts for peramivir by our partners;

•	market satisfaction with existing alternative therapies;

•	perceived efficacy relative to other available therapies;

•	disease prevalence;

•	cost of treatment;

•	pricing and availability of alternative products;

•	marketing and sales activities of competitors;

•	shifts in the medical community to new treatment paradigms or standards of care; and

•	relative convenience and ease of administration.

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

Our Second Amended and Restated Senior Credit Facility contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a material adverse effect on our business.

The Second Amended and Restated Senior Credit Facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

The restrictive covenants contained in the Second Amended and Restated Senior Credit Facility could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lender’s permission or without repaying all Second Amended and Restated Senior Credit Facility obligations.

A breach of any of these covenants could result in an event of default under the Second Amended and Restated Senior Credit Facility. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include negative results in clinical trials, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the Second Amended and Restated Senior Credit Facility occurs. In the case of a continuing event of default under the agreement, the lender could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted to the lender a security interest under the Second Amended and Restated Senior Credit Facility, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Second Amended and Restated Senior Credit Facility are secured by substantially all of our assets and those of our subsidiaries, excluding certain specified assets but including proceeds from those assets.

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

The United Kingdom’s decision to withdraw from the EU could result in increased regulatory and legal complexity, which may make it more difficult for us to do business in Europe and impose additional challenges in securing regulatory approval of our product candidates in Europe.

Negotiations for the United Kingdom’s exit from the EU, or Brexit, have caused political and economic uncertainty, including in the regulatory framework applicable to our operations and product candidates, and this uncertainty may persist for years. Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. For instance, preparations for Brexit have resulted in the decision to move the EMA from the United Kingdom to the Netherlands. This transition may cause disruption or delays in granting clinical trial authorization or opinions for marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations.

The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and/or the United Kingdom. It is possible that there will be increased regulatory complexities, which can disrupt the timing of our clinical trials and regulatory approvals. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenues and achieve and sustain profitability.

In addition, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the absence of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the United Kingdom from EU would have and how such withdrawal would affect us, and the full extent to which our business could be adversely affected.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2018, the 52-week range of the market price of our stock was from $4.25 to $9.71 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of January 31, 2019, there were 110,176,627 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of January 31, 2019, there were 17,663,484 stock options and restricted stock units outstanding, 581,523 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 187,456 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the preclinical development, clinical development, commercialization, or post-marketing studies of our product candidates and products, including our HAE program, BCX9930, peramivir, galidesivir, and early stage discovery programs;

•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir;

•	the potential for government stockpiling orders of peramivir, additional regulatory approvals of peramivir or milestones, royalties or profit from sales of peramivir by us or our partners;

•	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our product candidates;

•	the outcome, cost and timing of any resolution of disputes and legal proceedings, including but not limited to disputes with our partners SUL and Shionogi;

•	plans, programs, progress and potential success of our collaborations, including SUL for peramivir, Mundipharma for Mundesine and Shionogi and Green Cross for peramivir in their territories;

•	our and MDCP’s ability to satisfy obligations under our Second Amended and Restated Senior Credit Facility;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes;

•	the Currency Hedge Agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;

•	our ability to continue as a going concern;

•	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;

•	the timing or likelihood of entering into a U.S. government stockpile order and our ability to execute any such order;

•	our ability to raise additional capital to fund our operations or repay our recourse debt obligations;

•	our ability to comply with the covenants as set forth in the agreements governing our debt obligations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

We lease property in both Durham, North Carolina and Birmingham, Alabama. Our headquarters, including our clinical and regulatory operations, are based in Durham, while our principal research facility is located in Birmingham. We currently lease approximately 30,000 square feet in Durham through December 31, 2020 and lease approximately 32,000 square feet in Birmingham through October 31, 2026. We believe that our facilities are adequate for our current and planned future operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol BCRX.

Holders

As of January 31, 2019, there were approximately 170 holders of record of our common stock.

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

PERFORMANCE GRAPH FOR BIOCRYST

Indexed Comparison Since 2013

	Beginning Investment 12/31/13	Investment at 12/31/14	Investment at 12/31/15	Investment at 12/31/16	Investment at 12/31/17	Investment at 12/31/18
BioCryst Pharmaceuticals, Inc.	$100.00	$160.00	$135.79	$83.29	$64.61	$106.18
NASDAQ Stock Market (U.S.)	100.00	112.46	113.00	127.70	155.01	146.57
NASDAQ Pharmaceutical Stocks	100.00	121.82	128.44	127.04	151.33	163.67

The above graph measures the change in a $100 investment in our common stock based on its closing price of $7.60 on December 31, 2013 and its year-end closing price thereafter. Our relative performance is then compared with the CRSP Total Return Indexes for the NASDAQ Stock Market (U.S.) and NASDAQ Pharmaceutical Stocks.

Recent Sales of Unregistered Securities: None.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock or shares surrendered to satisfy tax obligations during the fourth quarter of 2018.

ITEM 6.	SELECTED FINANCIAL DATA

The selected Statement of Operations Data and Balance Sheet data with respect to the years ended December 31, 2018, 2017, 2016, 2015 and 2014 set forth below are derived from our consolidated financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 below and our consolidated financial statements and the notes thereto appended to this annual report.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$20,653	$25,186	$26,353	$48,257	$13,608
Cost of product sold	-	1,142	2,297	1,368	1
Research and development expenses	84,888	66,962	61,008	72,758	51,796
General and administrative expenses	29,514	13,933	11,253	13,047	7,461
Royalty expense	471	560	402	528	121
Loss from operations	(94,220)	(57,411)	(48,607)	(39,444)	(45,771)
Net loss	(101,253)	(65,782)	(55,144)	(43,019)	(45,189)
Basic and diluted net loss per share	$(0.98)	$(0.78)	$(0.75)	$(0.59)	$(0.68)
Weighted average shares outstanding	103,185	84,451	73,699	72,901	66,773

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$128,387	$158,978	$65,122	$100,858	$114,038
Receivables	4,293	6,117	8,768	6,243	9,490
Inventory	1,649	-	500	1,612	683
Total assets	146,841	178,259	89,847	122,359	134,238
Long-term deferred revenue	-	-	8,184	9,674	3,552
Non-recourse notes payable	29,121	28,682	28,243	27,804	27,364
Senior credit facility	29,952	23,214	22,777	-	-
Accumulated deficit	(731,969)	(631,843)	(566,061)	(510,917)	(467,898)
Total stockholders’ equity (deficit)	49,235	83,767	1,578	47,724	75,635

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company that discovers novel, oral, small-molecule medicines. We focus on oral treatments for rare diseases in which significant unmet medical needs exist and an enzyme plays the key role in the biological pathway of the disease. We integrate the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design.

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

Recent Corporate Highlights

RAPIVAB/ALPIVAB/RAPIACTA/PERAMIFLU (peramivir injection)

In September 2018, the Centers for Disease Control and Prevention awarded us a $34.7 million contract for the procurement of up to 50,000 doses of RAPIVAB over a five year period to supply the Strategic National Stockpile for use in a public health emergency. We expect to deliver at least one shipment within the contract, totaling approximately $7.0 million, in 2019.

BCX7353

APeX-2 Trial: APeX-2 is a Phase 3 double-blinded, placebo-controlled, three-arm clinical trial evaluating two dose levels of BCX7353 administered orally once-daily as a preventive treatment to reduce the frequency of attacks in patients with HAE. APeX-2 is testing once-daily BCX7353 at 110 mg and 150 mg for prevention of angioedema attacks. The trial enrolled patients with Type I and II HAE in the United States, Canada and Europe. The primary efficacy endpoint of APeX-2 is the rate of angioedema attacks over 24 weeks of study drug administration. On November 6, 2018, we announced we had completed enrollment in APeX-2 and had enrolled approximately 120 patients.

 APeX-S Trial: APeX-S is a long-term safety trial evaluating two dose levels of BCX7353 administered orally once-daily as a preventive treatment in patients with HAE. APeX-S is an open label two-arm trial to evaluate the safety of once-daily BCX7353 at 110 mg and 150 mg over 48 weeks in patients with Type I and II HAE. The trial will enroll at least 160 patients. On November 6, 2018, we announced we have met the 100 subjects needed at each dose level (cumulative, summing APeX-2 and APeX-S) for regulatory requirements and expect to file a NDA in the fourth quarter of 2019.

The APeX-2 and APeX-S trials have both recently been amended to extend the duration of dosing through 96 weeks.

ZENITH-1 Trial: On August 2, 2017, we announced the dosing of the first subject into ZENITH-1, a clinical trial studying three dose levels of a liquid formulation of BCX7353 given as a single oral dose for the acute treatment of angioedema attacks in patients with HAE. ZENITH-1 is a randomized, double-blind, placebo-controlled, adaptive dose-ranging trial of the efficacy, safety and tolerability of BCX7353 for treatment of acute angioedema attacks, and enrolled subjects with Type I and II HAE. Blinded study drug was dosed as an oral liquid after onset of symptoms, for up to 3 attacks in each subject, with each subject receiving both BCX7353 (for 2 attacks) and placebo (for one attack) in a randomized sequence. The trial was structured for three consecutive cohorts testing single doses of 750 mg, 500 mg and 250 mg.

On February 23, 2019, we reported topline data from the completed Phase 2 ZENITH-1 trial. Data from the complete trial confirmed previously-reported results showing a single dose of oral 750 mg BCX7353 was well-tolerated and superior to placebo (p<0.05) against the majority of efficacy endpoints evaluated in HAE patients suffering an acute attack, and demonstrated a clear dose response across the three dose levels evaluated, 250 mg, 500 mg and 750 mg. With the 750 mg dose, compared to placebo, improvements in symptoms and Visual Analog Scale (“VAS”) scores were demonstrated as early as one hour after oral BCX7353 dosing (the first timepoint evaluated), and were sustained through 24 hours. Through 24 hours, standard of care (“SOC”) medication use was reduced by 31.6% after BCX7353 compared with placebo (p=0.0029), and no or mild symptoms were reported in 64.1% of attacks treated with BCX7353 compared with 32.3% of attacks treated with placebo (p=0.0038).

BCX7353 was generally safe and well-tolerated with no notable differentiation from the adverse event profile of placebo. The most commonly reported adverse events were diarrhea, abdominal pain, nausea, headache and nasopharyngitis. There were three discontinuations in the trial: one following a BCX7353 750 mg dose due to a transient, localized rash; one following a BCX7353 500 mg dose due to grade 2 vomiting and nausea and one following a placebo dose due to abdominal pain. With the exception of an unrelated ankle fracture, there were no grade 3 or 4 adverse events, and no grade 3 or 4 laboratory abnormalities.

We met with EU National Agencies in the first quarter of 2019. Based on the results of ZENITH-1, we plan to meet with the FDA in the second quarter, and to commence a Phase 3 trial with the 750 mg dose of oral BCX7353 in the summer of 2019.

Complement-Mediated Diseases

We are in the process advancing BCX9930, an oral Factor D inhibitor discovered and developed by BioCryst, into Phase 1 clinical development in the second quarter of 2019 for the treatment of complement-mediated diseases. We are completing clinical drug manufacturing to support Phase 1 trials beginning in the second quarter of 2019.

Fibrodysplasia Ossificans Progressiva (“FOP”)

On January 5, 2018, we announced the advancement of a program exploring activin receptor-like kinase-2 (“ALK2”) inhibitors for treatment of FOP. ALK2 enzyme is a part of the normal signaling pathway for bone formation and responds to binding its specific ligands (bone morphogenic proteins, or BMPs), by stimulating normal bone growth and renewal in healthy children and adults. Specific activating mutations of the ALK2 gene are seen in all cases of FOP. An activating mutation in ALK2 is necessary for the disease to occur, making the ALK2 kinase an ideal drug target for treatment of FOP with an ALK2 kinase inhibitor. We plan to submit an Investigational New Drug Application (“IND”) for one of our optimized lead candidates, BCX9250, in the second half of 2019. BCX9250 was selected from a number of potential candidates based on potency for the target kinase, selectivity, nonclinical PK, safety screening studies, and nonclinical safety evaluations. GLP-compliant nonclinical safety pharmacology and toxicology studies required for initiation of clinical studies have been completed. We are completing clinical drug manufacturing to support Phase 1 trials beginning in the second half of 2019, and clinical trials in patients with FOP in 2020.

Galidesivir (formerly BCX4430)

On September 17, 2018, we announced that NIAID/HHS had awarded us an additional $3.5 million under our existing contract to support and conduct clinical trials of galidesivir in patients with Yellow Fever. We are in the process of initiating an exploratory Phase 2 clinical trial evaluating galidesivir in Yellow Fever patients in Brazil, with the trial expected to begin in 2019. As of December 31, 2018, the total NIAID/HHS contract amount is $43.0 million. The galidesivir BARDA/HHS contract has a potential value of $39.1 million if all contract options are exercised. As of December 31, 2018, a total of $20.6 million has been awarded under exercised options within this contract.

On January 2, 2019, we announced the dosing of the first subject in a randomized, placebo-controlled phase 1 clinical trial to evaluate intravenous galidesivir in healthy volunteers. The main goals of this trial are to evaluate the safety, tolerability and pharmacokinetics of escalating intravenous doses of galidesivir in healthy subjects. Up to four single-dose cohorts will be evaluated with a total of up to 32 volunteers participating.

Modified Secured Credit Facility

On February 6, 2019, we entered into a $100.0 million secured credit facility (the “Second Amended and Restated Senior Credit Facility”) with MidCap Financial as administrative agent and lender (“MidCap”), pursuant to the terms and conditions of that certain Second Amended and Restated Credit and Security Agreement, dated as of February 6, 2019 (the “Credit Agreement”). The Second Amended and Restated Senior Credit Facility will be available in three tranches, with (i) the first tranche comprised of $50.0 million funded at closing of the Credit Agreement, which included $30.0 million of proceeds that were deemed rolled over from the outstanding principal amount under the prior Amended and Restated Senior Credit Facility dated as of July 20, 2018 (the “Amended and Restated Senior Credit Facility”), (ii) the second tranche to be comprised of $30.0 million, and (iii) the third tranche to be comprised of $20.0 million, with the second and third tranches to be funded upon the completion of certain contingencies related to our development activities and the establishment of certain financial covenants. The Second Amended and Restated Senior Credit Facility refinanced and replaced our prior Amended and Restated Senior Credit Facility dated as of July 20, 2018. The Second Amended and Restated Senior Credit Facility bears a variable interest rate of LIBOR (which shall not be less than 0.5%) plus 8%. The Second Amended and Restated Senior Credit Facility includes an interest-only payment period through June 2020 and scheduled monthly principal and interest payments for the subsequent 30 months. We used a portion of the proceeds of the Second Amended and Restated Senior Credit Facility to pay off outstanding amounts under our prior Amended and Restated Senior Credit Facility and the remainder will be used for general corporate purposes.

Results of Operations

Year Ended December 31, 2018 Compared to 2017

Total 2018 revenues decreased to $20.7 million as compared to 2017 revenues of $25.2 million. The decrease in 2018 revenue was primarily due to infrequent revenue events that occurred in 2017 that did not recur in 2018, as well as a decrease of revenue from galidesivir development under U.S. Government contracts in 2018. Revenues in 2018 included $5.9 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $2.6 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts and $12.0 million associated with milestone revenue and collaborative revenue from corporate partnerships. Revenues in 2017 included $1.5 million of peramivir product revenue from inventory sales to our commercial partners, $10.5 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan, Korea and Taiwan, $4.7 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS development contracts and $8.5 million associated with milestone revenue and collaborative revenue amortization from other corporate partnerships. Our future RAPIVAB revenue will be difficult to predict because of volatility in prevalence, timing and severity of influenza season to season as well as variable commercialization efforts and resources dedicated to our products by our collaborative partners. Because there are no future remaining milestones under the SUL collaboration, we expect future collaborative and other research and development revenue to be recognized at lower levels than in prior years.

Research and Development (“R&D”) expenses increased to $84.9 million in 2018 from $67.0 million in 2017. The increase in 2018 R&D expenses, as compared to 2017, was primarily due to increased spending on our HAE and preclinical programs. These increases were partially offset by a decrease in our peramivir and galidesivir development spending in 2018. As we continue the ongoing APeX-2, APeX-S and APeX-J clinical trials, progress the BCX7353 acute program, and progress our BCX9930 and BCX9250 programs into the clinic and later-stage efficacy trials, we expect our future R&D expenses to increase.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	2018	2017	2016
R&D expenses by program:
BCX7353	$53,993	$40,974	$21,410
BCX9930	10,189	6,609	-
FOP	8,871	3,494	-
Galidesivir	2,428	3,757	9,458
Peramivir	1,936	4,872	5,552
Other 2nd generation HAE compounds	357	1,111	1,139
Avoralstat	-	-	13,433
Other research, preclinical and development costs	7,114	6,145	10,016
Total R&D expenses	$84,888	$66,962	$61,008

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

General and administrative (“G&A”) expenses increased to $29.5 million in 2018 compared to $13.9 million in 2017. The increase of $15.6 million was primarily due to approximately $11 million of merger-related costs associated with our terminated merger with Idera and a $4.9 million reserve for collectability of the EMA approval milestone of peramivir. We do not expect to incur any future merger-related expenses; however, we do anticipate our G&A expenses to increase as we near the commercial launch of BCX7353.

Interest expense, which is related to the non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011 and borrowings under our secured credit facility with MidCap Financial (“MidCap”), pursuant to the terms and conditions of that certain Amended and Restated Credit and Security Agreement, dated as of July 20, 2018 (the “Amended and Restated Senior Credit Facility”), increased to $9.2 million in 2018 as compared to $8.6 million in 2017. In addition, a mark to market loss of $1.0 million was recognized in 2018 related to the foreign currency hedge entered into in conjunction with the royalty monetization transaction, compared to a mark to market loss of $1.8 million in 2017, both resulting from changes in the U.S. dollar/Japanese yen exchange rate during the respective years. In addition, realized currency exchange gains of $0.9 million and $1.0 million were recognized in 2018 and 2017, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge. We entered into a foreign currency hedge agreement to hedge changes in the value of the Japanese yen relative to the U.S. dollar associated with the RAPIACTA royalty monetization. The currency hedge does not qualify for hedge accounting treatment and therefore mark to market adjustments are recognized in our Consolidated Statements of Comprehensive Loss. Although we cannot predict the future yen/dollar exchange rate, the applicable foreign currency rates moved such that we currently have no collateral posted; however, it is possible that collateral will be required to be posted in the future. We are unable to predict future changes in the yen/dollar exchange rate or increases/decreases in our hedge gains/losses associated with the currency hedge agreement. With the Second Amended and Restated Senior Credit Facility, our debt balances have increased in 2019, as compared to 2018, so we expect 2019 interest expense to increase from 2018 levels.

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

R&D expenses increased to $67.0 million in 2017 from $61.0 million in 2016. The increase in 2017 R&D expenses, as compared to 2016, reflects increased spending on our HAE program partially associated with the achievement of a performance-based stock option grant related to the successful completion of the APeX-1 clinical trial, as well as an increase in R&D personnel. In addition, there was a higher level of preclinical development effort and expense dedicated to our two preclinical programs, including our FOP program than in previous years. These increases were somewhat offset by a decrease in galidesivir expenses under U.S. Government development contracts.

G&A expenses increased to $13.9 million in 2017 compared to $11.3 million in 2016. The increase of $2.6 million was due to the achievement of a performance-based stock option grant related to the successful completion of the APeX-1 clinical trial as well as business development and merger-related costs associated with our combination with Idera.

Interest expense increased to $8.6 million in 2017 primarily associated with our execution of a $23.0 million Senior Credit Facility with an affiliate of MidCap in September 2016 (the “Senior Credit Facility”), as compared to $6.5 million in 2016. In addition, a mark to market loss of $1.8 million was recognized in 2017 related to the foreign currency hedge entered into in conjunction with the royalty monetization transaction, compared to a mark to market loss of $1.7 million in 2016, both resulting from changes in the U.S. dollar/Japanese yen exchange rate during the respective years. In addition, realized currency exchange gains of $1.0 million and $0.8 million were recognized in 2017 and 2016, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2019 operating expenses to exceed our 2019 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; and to a lesser extent, the PhaRMA Notes financing and the Senior Credit Facility, the Amended and Restated Credit Facility, and the Second Amended and Restated Credit Facility (defined below). To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS galidesivir development contract totaling $43.0 million, which is ongoing, and a BARDA/HHS galidesivir development contract totaling $39.1 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS galidesivir funding obligated under awarded options is $43.0 million and $20.6 million, respectively. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of December 31, 2018, we had net working capital of $44.9 million, a decrease of approximately $5.7 million from $50.6 million at December 31, 2017. The decrease in working capital was principally due to our normal operating expenses associated with the development of our product candidates and costs incurred for the terminated merger with Idera, partially offset by proceeds from the Amended and Restated Senior Credit Facility and the August 2018 public offering of our common stock. Our principal sources of liquidity at December 31, 2018 were approximately $26.7 million in cash and cash equivalents and approximately $100.1 million in investments considered available-for-sale. On February 6, 2019, we replaced our prior $30 million Amended and Restated Senior Credit Facility with our Second Amended and Restated Senior Credit Facility. The Second Amended and Restated Senior Credit Facility provides $20 million of immediate additional non-dilutive capital and an interest-only payment period through June 2020, both of which extend our cash runway and provide us the financial flexibility to draw another $50 million of milestone-based non-dilutive capital at our option upon meeting future contingencies. We anticipate our cash and investments will fund our operations into 2020.

 On February 6, 2019, we entered into the Second Amended and Restated Senior Credit Facility with MidCap pursuant to the terms and conditions of the Credit Agreement. The Second Amended and Restated Senior Credit Facility will be available in three tranches, with (i) the first tranche comprised of $50.0 million funded at closing of the Credit Agreement, which included $30.0 million of proceeds that were deemed rolled over from the outstanding principal amount under the prior Amended and Restated Senior Credit Facility, (ii) the second tranche to be comprised of $30.0 million, and (iii) the third tranche to be comprised of $20.0 million, with the second and third tranches to be funded upon the completion of certain contingencies related to our development activities and the establishment of certain financial covenants. The Second Amended and Restated Senior Credit Facility refinanced and replaced our prior Amended and Restated Senior Credit Facility.

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

With the funds available at December 31, 2018 and the Second Amended and Restated Senior Credit Facility, we believe our financial resources will be sufficient to fund our operations into 2020. We have sustained operating losses for the majority of our corporate history and expect that our 2019 expenses will exceed our 2019 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, our planned operations raise doubt about our ability to continue as a going concern through 2020. Our liquidity needs will be largely determined by the success of operations in regards to the progression of our product candidates in the future. We also may consider other plans to fund operations through 2020 including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which the we would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events and our decisions in the future.

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

The restrictive covenants contained in the Second Amended and Restated Senior Credit Facility could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lender’s permission or without repaying all Second Amended and Restated Senior Credit Facility obligations. These covenants limit our ability to, among other things, convey, sell, lease, license, transfer or otherwise dispose of certain parts of our business or property; change the nature of our business; liquidate or dissolve; enter into certain change in control or acquisition transactions; incur or assume certain debt; grant certain types of liens on our assets; modify, liquidate or transfer assets in certain collateral accounts; pay dividends or make certain distributions to our stockholders; make certain investments; enter into material transactions with affiliates; and modify existing debt or collaboration arrangements. A breach of any of these covenants could result in an event of default under the Second Amended and Restated Senior Credit Facility.

Financial Outlook for 2019

Based upon our development plans, expected operations and our awarded government contracts, we expect 2019 operating cash usage to be in the range of $105 to $130 million, and expect our total 2019 operating expenses to be in the range of $120 to $145 million. Our operating expense range excludes equity-based compensation expense due to the difficulty in accurately projecting this expense as it is significantly impacted by the volatility and price of our stock, as well as vesting of our outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of December 31, 2018, we are not involved in any unconsolidated entities or off–balance sheet arrangements.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they are cancelable as of December 31, 2018. Some of the amounts we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$5,247	$1,300	$1,458	$994	$1,495
Purchase obligations(1)	51,719	51,719	-	-	-
Contingent license obligations	1,375	175	300	300	600
Non-recourse notes payable(2)	49,620	15,770	33,850	-	-
Senior credit facility	36,715	7,987	26,765	1,963	-
Total	$144,676	$76,951	$62,373	$3,257	$2,095

(1)	Purchase obligations include commitments related to clinical development, manufacturing and research operations and other purchase commitments.
(2)	Assumes the PhaRMA Notes will be repaid at maturity and the related interest costs will accrue and be paid annually through maturity. This assumption is based on the unpredictable nature of the royalty payments from Shionogi, which are designated for both principal and interest payments on the PhaRMA Notes.

Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2019 through 2020. A payment of $2.0 million will be required if, during the relevant year, the dollar is worth 100 yen or less. As of December 31, 2018, we have no hedge collateral posted against the Currency Hedge Agreement. Because the posting of additional collateral and payment of annual premiums is contingent on the value of the yen relative to the dollar and other factors, such payments have been excluded from the foregoing table.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Product Sales

We recognize revenue for sales of RAPIVAB when the customer obtains control of the product, which generally occurs on the date of shipment to our specialty distributors, utilizing the Sell-In revenue recognition methodology. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, prior to the SUL Agreement, we sold RAPIVAB to specialty distributors, who in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations. With the completion of the SUL worldwide license of RAPIVAB, SUL will be responsible for sales of RAPIVAB, other than U.S. Government stockpiling sales. With the completion of the SUL collaboration, all peramivir sales (i.e., RAPIVAB, ALPIVAB, RAPIACTA, and PERAMIFLU) will be made by our partners, except for U.S. Government stockpiling sales and sales to our partners, and we will be reliant on these partners to generate sales.

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

Contract assets - Our long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as current assets in the Consolidated Balance Sheets.

Contract liabilities - We often receive cash payments from customers in advance of our performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when we expect to recognize the revenue.

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

Foreign Currency Hedge

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2019 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of December 31, 2018, the maximum amount of hedge collateral we may be required to post is $3.9 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). We are also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2018, no collateral was posted under the agreement.

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

In December 2017, the Tax Cuts and Jobs Act (“TCJA”), was signed into law. Among other things, the TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. As of December 31, 2018, we have completed our accounting of the tax effects from the enactment of the TCJA. No changes were made to the provisional amounts previously recorded.

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

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Second Amended and Restated Senior Credit Facility. The interest rate applicable to our borrowings under the PhaRMA Notes is fixed at 14.0% and the Second Amended and Restated Senior Credit Facility bears a floating interest rate based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that we are required to make on the Senior Credit Facility. As of December 31, 2018, our Amended and Restated Senior Credit Facility had an interest rate of 10.3%.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark to market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay an annual premium in the amount of $2.0 million from May 2019 through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. As of December 31, 2018, the maximum amount of hedge collateral we may be required to post is $3.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$26,731	$50,282
Restricted cash	1,544	3,286
Investments	77,736	64,115
Receivables from collaborations	4,293	6,117
Inventory	1,649	-
Prepaid expenses and other current assets	2,390	1,381
Deferred collaboration expense	9	210
Total current assets	114,352	125,391
Investments	22,376	41,295
Property and equipment, net	9,135	9,546
Other assets	978	2,027
Total assets	$146,841	$178,259
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,769	$6,337
Accrued expenses	15,891	12,699
Interest payable	11,848	12,095
Deferred collaboration revenue	221	8,484
Lease financing obligation	47	75
Senior credit facility	4,580	6,464
Non-recourse notes payable	29,121	28,682
Total current liabilities	69,477	74,836
Deferred rent	54	155
Lease financing obligation	2,703	2,751
Senior credit facility	25,372	16,750
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares outstanding	-	-
Common stock, $0.01 par value; shares authorized — 200,000; shares issued and outstanding — 110,063 at December 31, 2018 and 98,411 at December 31, 2017	1,101	984
Additional paid-in capital	780,400	714,869
Accumulated other comprehensive loss	(297)	(243)
Accumulated deficit	(731,969)	(631,843)
Total stockholders’ equity	49,235	83,767
Total liabilities and stockholders’ equity	$146,841	$178,259

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues
Product sales, net	$-	$1,501	$2,269
Royalty revenue	6,101	10,543	9,682
Collaborative and other research and development	14,552	13,142	14,402
Total revenues	20,653	25,186	26,353
Expenses
Cost of products sold	-	1,142	2,297
Research and development	84,888	66,962	61,008
Selling, general and administrative	29,514	13,933	11,253
Royalty	471	560	402
Total operating expenses	114,873	82,597	74,960
Loss from operations	(94,220)	(57,411)	(48,607)
Interest and other income	2,252	1,015	793
Interest expense	(9,176)	(8,565)	(6,487)
Loss on foreign currency derivative	(108)	(821)	(843)
Net loss	$(101,252)	$(65,782)	$(55,144)
Unrealized (loss) gain on available for sale investments	$(54)	$(231)	$194
Net comprehensive loss	$(101,306)	$(66,013)	$(54,950)

Basic and diluted net loss per common share	$(0.98)	$(0.78)	$(0.75)
Weighted average shares outstanding	103,185	84,451	73,699

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(101,252)	$(65,782)	$(55,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	770	704	483
Loss (gain) on disposal of property and equipment	7	(12)	17
Stock-based compensation expense	9,396	12,621	8,487
Amortization of debt issuance costs	885	876	558
Amortization of premium/discount on investments	110	157	523
Change in fair value of foreign currency derivative	1,049	966	(811)
Changes in operating assets and liabilities:
Receivables	1,824	2,651	(2,525)
Inventory	(1,649)	500	1,112
Prepaid expenses and other assets	(1,009)	877	3,702
Deferred collaboration expense	143	74	71
Accounts payable and accrued expenses	4,487	3,842	(10,524)
Interest payable	(247)	3,105	2,244
Deferred revenue	(7,079)	(1,722)	(1,631)
Net cash used in operating activities:	(92,565)	(41,143)	(53,438)
Investing activities:
Acquisition of property and equipment	(366)	(328)	(5,277)
Proceeds from sale of property and equipment	-	12	4
Purchases of investments	(62,614)	(107,787)	(14,106)
Sales and maturities of investments	67,748	43,461	42,652
Net cash provided by (used in) investing activities:	4,768	(64,642)	23,273
Financing activities:
Sale of common stock, net	53,400	134,000	-
Net proceeds from common stock issued under stock-based compensation plans	2,852	1,581	317
Proceeds from senior credit facility	10,353	-	22,658
Payment of senior credit facility	(4,025)	-	-
(Decrease) increase in lease financing obligation	(76)	122	329
Net cash provided by financing activities:	62,504	135,703	23,304
(Decrease) increase in cash, cash equivalents and restricted cash	(25,293)	29,918	(6,861)
Cash, cash equivalents and restricted cash at beginning of year	53,568	23,650	30,511
Cash, cash equivalents and restricted cash at end of year	$28,275	$53,568	$23,650

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2015	$734	$558,113	$(206)	$(510,917)	$47,724
Net loss	-	-	-	(55,144)	(55,144)
Other comprehensive income	-	-	194	-	194
Exercise of stock options, 351 shares, net	3	(15)	-	-	(12)
Employee stock purchase plan sales, 75 shares, net	1	328	-	-	329
Stock-based compensation expense	-	8,487	-	-	8,487
Balance at December 31, 2016	738	566,913	(12)	(566,061)	1,578

Net loss	-	-	-	(65,782)	(65,782)
Other comprehensive (loss)	-	-	(231)	-	(231)
Exercise of stock options, 609 shares, net	6	1,230	-	-	1,236
Employee stock purchase plan sales, 95 shares, net	1	344	-	-	345
Issuance of common stock, 23,925 shares, net	239	133,761	-	-	134,000
Stock-based compensation expense	-	12,621	-	-	12,621
Balance at December 31, 2017	984	714,869	(243)	(631,843)	83,767

Impact to retained earnings from adoption of ASC 606	-	-	-	1,126	1,126
Net loss	-	-	-	(101,252)	(101,252)
Other comprehensive (loss)	-	-	(54)	-	(54)
Exercise of stock options, 1,106 shares, net	11	2,490	-	-	2,501
Employee stock purchase plan sales, 92 shares, net	1	350	-	-	351
Issuance of common stock, 10,455 shares, net	105	53,295	-	-	53,400
Stock-based compensation expense	-	9,396	-	-	9,396
Balance at December 31, 2018	$1,101	$780,400	$(297)	$(731,969)	$49,235

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1 — Significant Accounting Policies and Concentrations of Risk

The Company

BioCryst Pharmaceuticals, Inc. (the “Company”) is a biotechnology company that discovers novel, oral, small-molecule medicines. The Company focuses on the treatment of rare diseases in which significant unmet medical needs exist and an enzyme plays the key role in the biological pathway of the disease. The Company was incorporated in Delaware in 1986 and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. BioCryst has incurred losses and negative cash flows from operations since inception.

With the funds available at December 31, 2018, the Company believes these resources will be sufficient to fund its operations into 2020. The Company has sustained operating losses for the majority of its corporate history and expects that its 2019 expenses will exceed its 2019 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, its planned operations raise doubt about its ability to continue as a going concern through 2020. The Company’s liquidity needs will be largely determined by the success of operations in regards to the progression of its product candidates in the future. The Company also may consider other plans to fund operations through 2020 including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, JPR Royalty Sub LLC (“Royalty Sub”) and MDCP, LLC (“MDCP”). Both subsidiaries were formed to facilitate financing transactions for the Company. Royalty Sub was formed in connection with a $30,000 financing transaction the Company completed on March 9, 2011. See Note 3, Royalty Monetization, for a further description of this transaction. MDCP was formed in connection with a $23,000 senior credit facility that the Company closed on September 23, 2016 and subsequently amended and restated on each of July 20, 2018 and February 6, 2019. See Notes 4 and 13 for a further description of these transactions. All intercompany transactions and balances have been eliminated.

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

Restricted Cash

Restricted cash as of December 31, 2018 reflects $131 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 3) and $1,413 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its new Birmingham research facilities.

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At December 31, 2018, the Company believes that the cost of its investments is recoverable in all material respects.

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

	December 31, 2018
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$50,613	$176	$15	$(131)	$50,673
Corporate debt securities	45,793	254	4	(171)	45,880
Certificates of deposit	3,559	14	-	(14)	3,559
Total investments	$99,965	$444	$19	$(316)	$100,112

	December 31, 2017
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$60,121	$177	$-	$(122)	$60,176
Corporate debt securities	34,021	203	-	(108)	34,116
Certificates of deposit	11,099	32	1	(14)	11,118
Total investments	$105,241	$412	$1	$(244)	$105,410

The following table summarizes the scheduled maturity for the Company’s investments at December 31, 2018 and 2017.

	2018	2017
Maturing in one year or less	$77,736	$64,115
Maturing after one year through two years	22,376	34,257
Maturing after two years	-	7,038
Total investments	$100,112	$105,410

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

At December 31, 2018 and December 31, 2017, the Company had the following receivables:

	December 31, 2018
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$-	$1,525	$1,525
Shionogi & Co. Ltd.	854	-	854
Green Cross Corporation	876	28	904
Mundipharma International Holdings Limited	44	-	44
Seqirus UK Limited	940	26	966
Total receivables	$2,714	$1,579	$4,293

	December 31, 2017
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$42	$2,020	$2,062
Shionogi & Co. Ltd.	1,600	-	1,600
Green Cross Corporation	1,388	28	1,416
Mundipharma International Holdings Limited	47	-	47
Seqirus UK Limited	825	167	992
Total receivables	$3,902	$2,215	$6,117

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

Inventory

At December 31, 2018 and December 31, 2017, the Company’s inventory consisted primarily of peramivir work in process and is being manufactured for the Company’s partners. Inventory is stated at the lower of cost and net realizable value, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of December 31, 2018 and December 31, 2017, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Accrued expenses were comprised of the following:

	December 31,
	2018	2017
Compensation and benefits	$4,659	$2,905
Development costs	7,564	6,683
Inventory	1,649	-
Professional fees	118	729
Duties and taxes	51	148
Other	1,850	2,234
Total accrued expenses	$15,891	$12,699

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. During 2018 and 2017, realized losses of $2 and $1, respectively, were reclassified out of accumulated other comprehensive loss.

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following tables summarize the current period impacts of adopting ASC 606 on the Company’s Consolidated Balance Sheet and Consolidated Statement of Comprehensive Loss:

	December 31, 2018
	As Reported	Adjustments due to ASC 606	Balances without adoption of ASC 606
Assets
Deferred collaboration expense	$9	$-	$9
Liabilities
Deferred revenue	$221	$-	$221
Equity
Accumulated deficit	$(731,969)	$-	$(731,969)

	For the Twelve Months Ended December 31, 2018
	As Reported	Adjustments due to ASC 606	Balances without adoption of ASC 606
Collaborative and other research and development revenue	$14,552	$1,184	$15,736
Research and development expenses	84,888	58	84,946
Net loss	(101,252)	1,126	(100,126)
Basic and diluted net loss per share	$(0.98)	$0.01	$(0.97)

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

Product Sales

The Company recognizes revenue for sales of RAPIVAB when the customer obtains control of the product, which generally occurs on the date of shipment to the Company’s specialty distributors, utilizing the Sell-In revenue recognition methodology. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, prior to the Seqirus UK Limited (“SUL”) agreement, the Company sold RAPIVAB to specialty distributors, who in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations. With the completion of the SUL worldwide license of RAPIVAB, SUL will be responsible for sales of RAPIVAB, other than U.S. Government stockpiling sales. With the completion of the SUL collaboration, all peramivir sales (i.e., RAPIVAB, ALPIVABTM, RAPIACTA®, and PERAMIFLU®) will be made by the Company’s partners, except for U.S. Government stockpiling sales and sales to other partners, and the Company will be reliant on these partners to generate sales.

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

The Company recorded the following revenues for the years ended December 31:

	2018	2017	2016
Product sales, net	$-	$1,501	$2,269
Royalty revenue	6,101	10,543	9,682
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	2,552	4,608	12,449
Shionogi & Co. Ltd.	-	1,184	1,184
Seqirus UK Limited	12,000	7,350	769
Total collaborative and other research and development revenues	14,552	13,142	14,402
Total revenues	$20,653	$25,186	$26,353

Advertising

The Company engages in very limited distribution and direct-response advertising when promoting RAPIVAB. Advertising and promotional costs are expensed as the costs are incurred. The Company did not incur advertising and product promotion expenses in 2018, 2017 or 2016.

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

Interest Expense and Deferred Financing Costs

Interest expense for the years ended December 31, 2018, 2017 and 2016 was $9,176, $8,565 and $6,487, respectively, and primarily relates to the issuance of the PhaRMA Notes (defined in Note 3) and the Prior Credit Facility and Amended and Restated Senior Credit Facility (each defined in Note 4). Costs directly associated with the issuance of the PhaRMA Notes, the Prior Credit Facility and the Amended and Restated Senior Credit Facility have been capitalized and are netted against the non-recourse notes payable and senior credit facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the PhaRMA Notes and the Amended and Restated Senior Credit Facility (as subsequently amended and restated) using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $885, $876 and $558 for each of the years ended December 31, 2018, 2017 and 2016, respectively.

Lease Financing Obligation

Based on the terms of the lease agreement for the new research facility in Birmingham, Alabama, the Company had construction period risks during the construction period and the Company was deemed the owner of the building (for accounting purposes only) during the construction period, which ended in 2016. Accordingly, the Company recorded an asset of $1,589 at December 31, 2015, representing the Company’s leased portion of the building and recorded a corresponding liability. Upon completion of leasehold improvement construction, the Company did not meet the sale-leaseback criteria for de-recognition of the building asset and liability. Therefore, the lease is accounted for as a financing obligation. The asset will be depreciated over the expected duration of the lease of 20.5 years, and rental payments will be treated as principal and interest payments on the lease financing obligation liability. The underlying accounting for this transaction has no impact on cash flows associated with the underlying lease or construction in process. Interest expense for the years ended December 31, 2018, 2017 and 2016 includes $337, $299 and $408, respectively, related to the lease financing obligation.

At December 31, 2018 and 2017, the lease financing obligation balance was $2,703 and $2,704, respectively, and was recorded as a long-term liability on the Consolidated Balance Sheets. At December 31, 2018 the remaining future minimum payments under the lease financing obligation are $3,890.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the years ended December 31, 2018, 2017 and 2016 resulted in losses of $1,049, $1,787 and $1,654, respectively. Mark to market adjustments are determined by a third-party pricing model which uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. In addition, realized currency exchange gains of $941, $966 and $811 were recognized in 2018, 2017 and 2016, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under the Company’s foreign currency hedge. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2018 and December 31, 2017, no hedge collateral was posted under the Currency Hedge Agreement.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, outstanding warrants, and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the years ended December 31, 2018, 2017, and 2016 does not include 2,274, 2,067 and 1,226 respectively, of potential common shares as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of stock options, and the valuation allowance for deferred tax assets resulting from net operating losses. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 2 — Property and Equipment

Property and equipment consisted of the following at December 31:

	2018	2017
Furniture and fixtures	$573	$566
Office equipment	152	146
Software	1,125	1,125
Laboratory equipment	3,329	2,984
Leased equipment	143	152
Leasehold improvements	8,413	8,405
Building	1,495	1,495
	15,230	14,873
Less accumulated depreciation and amortization	(6,095)	(5,327)
Property and equipment, net	$9,135	$9,546

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $770, $704 and $483, respectively.

Note 3—Royalty Monetization

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

In September 2014, Royalty Sub was unable to pay the accrued interest obligation due September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet, and thereafter. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of December 31, 2018, the PhaRMA Notes remain in default.

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

As of December 31, 2018, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments in 2018, 2017 and 2016 resulted in losses of $1,049, $1,787 and $1,654, respectively. In addition, realized currency exchange gains of $941, $966 and $811 were recognized in 2018, 2017 and 2016, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under the Company’s foreign currency hedge. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of December 31, 2018 and 2017, no collateral was posted under the Currency Hedge Agreement. The Company will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of December 31, 2018, the maximum amount of hedge collateral the Company may be required to post is $3,900.

Note 4 — Senior Credit Facility

On July 20, 2018, the Company, together with its consolidated subsidiary, MDCP, LLC (collectively, the “Borrowers”), entered into a $30,000 secured credit facility with MidCap Financial, a Delaware statutory trust, as administrative agent and lender (“MidCap”), pursuant to the terms and conditions of that certain Amended and Restated Credit and Security Agreement, dated as of July 20, 2018 (the “Amended and Restated Senior Credit Facility”), among the Borrowers, MidCap, and the lenders party thereto from time to time. The Amended and Restated Senior Credit Facility refinanced and replaced the Senior Credit Facility dated as of September 23, 2016 among the Borrowers, MidCap and the lenders party thereto from time to time (the “Prior Credit Facility”). The Amended and Restated Senior Credit Facility was fully funded at closing and bears a variable interest rate of LIBOR (which shall not be less than 0.5%) plus 8%. The Amended and Restated Senior Credit Facility included an interest-only payment period through July 2019 and scheduled monthly principal and interest payments for the subsequent 30 months. The Company used a portion of the proceeds of the Amended and Restated Senior Credit Facility to pay off outstanding amounts under the Prior Credit Facility and for general corporate purposes. On February 6, 2019, the Borrowers, MidCap, and the lenders entered into a $100,000 secured credit facility pursuant to that certain Second Amended and Restated Credit and Security Agreement. See Note 13—Subsequent Event.

As of December 31, 2018, the Company had borrowings of $30,000 under the Amended and Restated Senior Credit Facility bearing an interest rate of 10.3%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. The remaining scheduled principal repayments of the Amended and Restated Senior Credit Facility are as follows:

Principal Payments
2019	$5,000
2020	12,000
2021	12,000
2022	1,000
Total	$30,000

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The debt agreement contains two provisions that if deemed probable would create the recognition of an embedded feature; however, we do not believe either provision is probable.

Note 5 — Lease Obligations and Other Contingencies

The Company has the following minimum payments under operating lease obligations that existed at December 31, 2018:

2019	$1,300
2020	934
2021	524
2022	491
2023	503
Thereafter	1,495
Total minimum payments	$5,247

The obligations in the preceding table are primarily related to the Company’s leases for buildings in Birmingham, Alabama and Durham, North Carolina. As of December 31, 2018, the lease for the Company’s headquarters in Durham, North Carolina expires June 30, 2020, but it was subsequently extended to December 31, 2020. The lease for the Company’s research facility in Birmingham, Alabama expires October 31, 2026. Rent expense for operating leases was $758, $617 and $721 in 2018, 2017, and 2016, respectively.

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

At December 31, 2018 and 2017, the lease financing obligation balance was $2,703 and $2,704, respectively and was recorded as a long-term liability on the Consolidated Balance Sheets. The remaining future minimum payments under the lease financing obligation are $3,890.

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

On August 6, 2018, the Company completed an underwritten public offering of 10,455 shares of its common stock, offered at a price to the public of $5.50 per share, including shares issued pursuant to the underwriters’ 30-day option to purchase additional shares, which was exercised in full. The net proceeds from this offering to the Company were approximately $53,400 after deducting underwriting discounts and commissions and estimated offering expenses.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 7 — Stock-Based Compensation

Stock Incentive Plan

As of December 31, 2018, the Company had two stock-based employee compensation plans, the Amended and Restated Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in September 2018 and approved by the Company’s stockholders in October 2018. The ESPP was amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $9,396 ($9,223 of expense related to the Incentive Plan, $173 of expense related to the ESPP) was recognized during 2018, while $12,621 ($12,421 of expense related to the Incentive Plan, $200 of expense related to the ESPP) was recognized during 2017, and $8,487 ($8,340 of expense related to the Incentive Plan, $147 of expense related to the ESPP) was recognized during 2016.

The Company accounts for stock-based compensation in accordance with FASB authoritative guidance regarding share-based payments. Total stock-based compensation was allocated as follows:

	Year Ended December 31,
	2018	2017	2016
Research and development	$6,867	$9,602	$6,088
General and administrative	2,529	3,019	2,399
Total stock-based compensation expense	$9,396	$12,621	$8,487

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Commencing March 1, 2011, stock option awards and restricted stock units granted to employees generally vest 25% each year until fully vested after four years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of December 31, 2018, 75% of the August 2013 grants have vested based upon achievement of three milestones. As of December 31, 2018, 30% of the December 2014 grants have vested. Thus, as of December 31, 2018, 25% of the August 2013 performance-based grants and 70% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2015	16	10,671	$7.50
Plan amendment	3,800	-	-
Restricted stock awards granted	(34)	-	-
Restricted stock awards cancelled	22	-	-
Stock option awards granted	(2,248)	2,248	3.20
Stock option awards exercised	-	(107)	2.63
Stock option awards cancelled	717	(717)	10.78
Balance at December 31, 2016	2,273	12,095	6.55
Plan amendment	1,000	-	-
Restricted stock awards granted	(22)	-	-
Restricted stock awards cancelled	12	-	-
Stock option awards granted	(3,915)	3,915	5.33
Stock option awards exercised	-	(438)	3.50
Stock option awards cancelled	1,120	(1,120)	9.72
Balance at December 31, 2017	468	14,452	6.06
Plan amendment	4,400	-	-
Restricted stock awards granted	(13)	-	-
Restricted stock awards cancelled	-	-	-
Stock option awards granted	(4,272)	4,272	7.15
Stock option awards exercised	-	(1,011)	2.92
Stock option awards cancelled	222	(222)	7.44
Balance at December 31, 2018	805	17,491	$6.49

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

As of December 31, 2018, there were 31 restricted stock unit awards outstanding.

For stock option awards granted under the Incentive Plan during 2018, 2017 and 2016, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during 2018, 2017 and 2016 was $4.92, $3.63 and $2.17, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following explanations describe the assumptions used by the Company to value the stock option awards granted during 2018, 2017, and 2016. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the volatility over the most recent period corresponding with the expected life. The Company has assumed no expected dividend yield, as dividends have never been paid to stockholders and will not be for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted under the Incentive Plan

	2018	2017	2016
Expected Life	5.5	5.5	5.5
Expected Volatility	82%	82%	82%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	2.7%	2.0%	1.4%

The total intrinsic value of stock option awards exercised under the Incentive Plan was $4,504 during 2018, $1,964 during 2017 and $339 during 2016. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of stock option awards exercised) received by all individuals who exercised stock option awards during the period.

The following table summarizes, at December 31, 2018, by price range: (1) for stock option awards outstanding under the Incentive Plan, the number of stock option awards outstanding, their weighted average remaining life and their weighted average exercise price; and (2) for stock option awards exercisable under the Plan, the number of stock option awards exercisable and their weighted average exercise price:

			Outstanding			Exercisable
Range			Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0	to	3	1,266	4.1	$1.66	1,191	$1.58
3	to	6	7,778	6.8	4.69	3,937	4.50
6	to	9	4,768	8.7	7.06	883	6.85
9	to	12	2,980	6.5	10.90	1,711	10.96
12	to	15	604	6.0	12.29	403	12.35
15	to	18	95	6.5	15.39	71	15.39
$0	to	18	17,491	7.0	$6.49	8,196	$6.16

The weighted average remaining contractual life of stock option awards exercisable under the Incentive Plan at December 31, 2018 was 5.3 years.

The aggregate intrinsic value of stock option awards outstanding and exercisable under the Incentive Plan at December 31, 2018 was $22,891. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money stock option awards) that would have been received by all stock option award holders under the Incentive Plan had they exercised their stock option awards at the end of the year.

The total fair value of the stock option awards vested under the Incentive Plan was $8,952 during 2018, $9,310 during 2017 and $6,380 during 2016.

As of December 31, 2018, the number of stock option awards vested and expected to vest under the Incentive Plan is 15,928. The weighted average exercise price of these stock option awards is $6.43 and their weighted average remaining contractual life is 7.0 years.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following table summarizes the changes in the number and weighted-average grant-date fair value of non-vested stock option awards during 2018:

	Non-Vested Stock Option Awards	Weighted Average Grant-Date Fair Value
Balance December 31, 2017	7,202	$4.56
Stock option awards granted	4,272	4.92
Stock option awards vested	(2,065)	4.33
Stock option awards forfeited	(114)	4.12
Balance December 31, 2018	9,295	$4.78

As of December 31, 2018, there was approximately $28,284 of total unrecognized compensation cost related to non-vested employee stock option awards and restricted stock units granted by the Company. That cost is expected to be recognized as follows: $10,423 in 2019, $7,779 in 2020, $5,791 in 2021 and $4,291 in 2022.

Employee Stock Purchase Plan

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 234 shares remain available for purchase at December 31, 2018. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year.

There were 92, 95 and 75 shares of common stock purchased under the ESPP in 2018, 2017, and 2016, respectively, at a weighted average price per share of $3.83, $3.61 and $4.36, respectively. Expense of $173, $200 and $147 related to the ESPP was recognized during 2018, 2017, and 2016, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model. The weighted average grant date fair values of shares granted under the ESPP during 2018, 2017, and 2016, were $1.89, $2.18 and $1.95, respectively.

Note 8 — Income Taxes

The Company has incurred net losses since inception and, consequently, has not recorded any U.S. Federal and state income tax expense or benefit. The differences between the Company’s effective tax rate and the statutory tax rate in 2018, 2017, and 2016 are as follows:

	2018	2017	2016
Income tax benefit at federal statutory rate (21% for 2018 and 2017 and 35 % for 2016)	$(21,263)	$(23,024)	$(19,300)
State and local income taxes net of federal tax benefit	(2,547)	(1,611)	(1,173)
Permanent items	503	910	1,057
Rate change	(29)	71,155	1,080
Expiration of attribute carryforwards	2,183	918	559
Effect of ASU 2016-09	-	(5,949)	-
Research and development tax credits	(4,905)	(1,977)	(4,681)
Orphan drug credit	-	564	1,798
Other	18	1,639	822
Change in valuation allowance	26,040	(42,625)	19,838
Income tax expense	$-	$-	$-

In December 2017, the Tax Cuts and Jobs Act (“TCJA”), was signed into law. Among other things, the TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $73,474 to income tax expense in continuing operations and a corresponding reduction in the valuation allowance. As a result, there was no impact on the Company’s Consolidated Statements of Operations from the reduction in tax rate. As of December 31, 2018, the Company has completed its accounting of the tax effects from the enactment of the TCJA. No changes were made to the provisional amounts previously recorded.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company adopted ASU 2016-09 during the quarter ended March 31, 2017. As a result of the adoption, the net federal and state operating losses deferred tax assets increased by $5,949 and were offset by a corresponding increase in the valuation allowance. The adoption of ASU 2016-09 had no impact on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
Balance at January 1,	$4,750	$4,255
Additions to current period tax positions	1,226	495
Additions to prior period tax positions	-	-
Reductions to prior period tax provisions	-	-
Balance at December 31,	$5,976	$4,750

 The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended and similar state tax law.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2018	2017
Deferred tax assets:
Net federal and state operating losses	$137,234	$117,787
Research and development credits	59,509	55,208
Deferred revenue	-	1,854
Stock-based compensation	7,108	6,424
Other	5,258	2,046
Total deferred tax assets	209,109	183,319
Deferred tax liabilities:
Fixed assets	(418)	(421)
Foreign currency derivative	(231)	(478)
Total deferred tax liabilities	(649)	(899)

Valuation allowance	(208,460)	(182,420)
Net deferred tax assets	$-	$-

The majority of the Company’s deferred tax assets relate to net operating loss and research and development carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to these carryforwards. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax assets until it is more likely than not that the related tax benefits will be realized. The Company’s valuation allowance increased by $26,040 in 2018, decreased by $42,625 in 2017 primarily because of the remeasurement required by TCJA and increased by $19,837 in 2016.

As of December 31, 2018, the Company had federal operating loss carryforwards of $569,314, state operating loss carryforwards of $496,816, and research and development and orphan drug credit carryforwards of $65,485, which will expire at various dates from 2019 through 2037. The federal losses begin to expire in 2019, the state losses begin to expire in 2019 and the research and development credit carryforwards begin to expire in 2019.

Tax years 2015-2017 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2015 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there were no provisions or accruals for interest and penalties in 2018, 2017 and 2016.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 9 — Employee 401(k) Plan

In January 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $724, $664 and $504, in 2018, 2017 and 2016, respectively.

Note 10 — Collaborative and Other Research and Development Contracts

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including amendments, are to file IND applications for intravenous (“i.v.”) and intramuscular (“i.m.”) galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, including Yellow Fever and Ebola virus disease, and to conduct an initial Phase 1 human clinical trial. As of December 31, 2018, the total NIAID/HHS contract amount to advance the program through the completion of the Phase I clinical program is $43,035. As of December 31, 2018, all options have been exercised under this contract.

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of December 31, 2018, a total of $20,574 has been awarded under exercised options within this contract.

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

Pursuant to the SUL Agreement, RAPIVAB will be commercialized by CSL’s subsidiary, SUL, which specializes in influenza prevention through the supply of seasonal and pandemic vaccine to global markets. SUL will manufacture, commercialize and exercise decision-making authority with respect to the development and commercialization of RAPIVAB within the Territory and be responsible for all related costs, including sales and promotion.

Under the terms of the SUL Agreement, the Company is responsible for fulfilling all post-marketing approval commitments in connection with the FDA's approval of the NDA, and upon fulfillment will transfer ownership of and financial responsibility for the NDA to SUL. Pursuant to rights to sell ALPIVAB in the EU, the Company was also responsible for regulatory filings and interactions with the European Medicines Agency (“EMA”). In accordance with the SUL Agreement, the Company and SUL formed a joint steering committee, composed of an equal number of representatives from each party, to oversee, review and coordinate the conduct and progress of the commercialization of RAPIVAB in the Territory and any additional development. In October 2017, SUL transferred Canadian registration rights for RAPIVAB to the Company.

Under the terms of the SUL Agreement, the Company has received an upfront payment of $33,740 and has achieved all development milestones under the contract totaling $12,000. The Company is entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, the Company receives tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 - June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the SUL Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the SUL Agreement (the "Royalty Term"). The Company developed peramivir under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from SUL.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company and SUL are engaged in a formal dispute resolution process, which has now entered arbitration proceedings. The dispute involves many items under the SUL Agreement including, but not limited to, the EMA approval milestone, which BioCryst maintains is due under the contract as well as appropriately commercializing peramivir in the Territory. Arbitration proceedings, like other legal proceedings, are inherently uncertain. As a result, there is no assurance that the Company will prevail in the arbitration.

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

In December 2017, the Company, on behalf of Royalty Sub, instituted arbitration proceedings against Shionogi in order to resolve a dispute with Shionogi under the Shionogi Agreement regarding the achievement of sales milestones and escalating royalties. In the event that the Company prevails in the arbitration, any amounts realized in the arbitration or in respect of the milestone payments and escalating royalties that are the subject of the arbitration would be for the benefit of Royalty Sub and be used by Royalty Sub to service its obligations under the non-recourse PhaRMA Notes (except for any amounts realized by the Company in respect of royalties relating to sales to Japanese governmental entities, which amounts would be retained by the Company). The costs associated with the arbitration proceedings are expected to be paid out of the assets of Royalty Sub in accordance with the terms of the indenture and servicing agreement relating to the PhaRMA Notes, except to the extent such costs are recovered in connection with any arbitration award in favor of the Company and Royalty Sub if they prevail in the arbitration proceedings. Arbitration proceedings, like other legal proceedings, are inherently uncertain. As a result, there is no assurance that the Company will prevail in the arbitration. As any arbitration award in favor of the Company would accrue primarily to the benefit of Royalty Sub and the holders of the PhaRMA Notes, and because the costs associated with the arbitration proceedings are expected to come out of the assets of Royalty Sub if not recovered as part of any arbitration award in favor of the Company and Royalty Sub, the Company does not currently anticipate that these arbitration proceedings will have a material adverse impact on the Company.

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

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 11 — Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2018 Quarters
Revenues	$3,976	$12,494	$1,454	$2,729
Net Loss	(25,777)	(18,446)	(29,597)	(27,432)
Basic and diluted net loss per share	(0.26)	(0.19)	(0.28)	(0.25)
2017 Quarters
Revenues	$9,437	$3,099	$8,760	$3,890
Net Loss	(14,219)	(16,886)	(15,134)	(19,543)
Basic and diluted net loss per share	(0.19)	(0.21)	(0.18)	(0.20)

Note 12 — Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-07: Compensation - Stock Compensation: Improvements to Nonemployee Share-based Payment Accounting (“ASU 2018-07”). The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Additionally, the amendments clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual reporting periods. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company elected to adopt ASU 2018-07 as of July 1, 2018. Adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms greater than 12 months. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early adoption is permitted. In July 2018, the FASB issued ASU 2018-11 ("Targeted Improvements to Leases"), which provides companies with an additional transition method that allows the effects of the adoption of the new standard to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has evaluated and elected this optional transition method for adoption. Based on the Company’s current lease portfolio, the Company estimates that the adoption of this standard will result in right-of-use assets and lease liabilities between $3,000 and $6,000 being reflected on the Company’s Consolidated Balance Sheets upon adoption of this standard on January 1, 2019; however, this estimate is subject to change as the Company finalizes its implementation. The Company does not expect this standard to have a material impact on the Company’s Consolidated Statements of Comprehensive Loss or Cash Flows.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01: Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the amendments in this update supersede, for public business entities, the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual reporting periods. The Company adopted ASU 2016-01 as of January 1, 2018. Adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 13 — Subsequent Event

Second Amended and Restated Credit Facility

On February 6, 2019, the Company, together with its consolidated subsidiary, MDCP, LLC (collectively, the “Borrowers”), entered into a $100,000 secured credit facility available in three tranches with MidCap Financial, a Delaware statutory trust, as administrative agent and lender (“MidCap”), pursuant to the terms and conditions of that certain Second Amended and Restated Credit and Security Agreement, dated as of February 6, 2019, among the Borrowers, MidCap, and the lenders party thereto from time to time (the “Second Amended and Restated Senior Credit Facility”). Borrowings under the Second Amended and Restated Senior Credit Facility will be available in three tranches, with (i) the first tranche to be comprised of $50,000 funded at closing, which includes $30,000 of proceeds that were deemed rolled over from the outstanding principal amount under the prior credit agreement, (ii) the second tranche to be comprised of $30,000, and (iii) the third tranche to be comprised of $20,000, with the second and third tranches to be funded upon the completion of certain contingencies related to the Company’s development activities of its product candidates and the establishment of certain financial covenants. The Second Amended and Restated Senior Credit Facility refinanced and replaced the Amended and Restated Senior Credit Facility dated as of July 20, 2018. The Second Amended and Restated Senior Credit Facility bears a variable interest rate of LIBOR (which shall not be less than 0.5%) plus 8%. The Second Amended and Restated Senior Credit Facility includes an interest-only payment period through June 2020 and scheduled monthly principal and interest payments for the subsequent 30 months. The Company used a portion of the proceeds of the Second Amended and Restated Senior Credit Facility to pay off outstanding amounts under the Amended and Restated Senior Credit Facility and the remainder will be used for general corporate purposes.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of BioCryst Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioCryst Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2019 expressed an unqualified opinion thereon.

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

March 14, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of BioCryst Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BioCryst Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BioCryst Pharmaceuticals Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 14, 2019 expressed an unqualified opinion thereon.

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

March 14, 2019

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner under the Exchange Act of 1934. We carried out an evaluation as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15 under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures are effective. We believe that our disclosure controls and procedures will ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2018, our internal control over financial reporting was effective. Management believes our internal control over financial reporting will provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on page 82 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Items to be Voted on — 1. Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2018,” “Outstanding Equity Awards at December 31, 2018,” “2018 Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” “2018 Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of Appointment of Independent Registered Public Accountants” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and incorporated herein by reference.

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

(b)  Exhibits

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.4	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.7	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

4.1	Indenture, dated as of March 9, 2011 by and between JPR Royalty Sub LLC and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q filed May 6, 2011.

10.1&	Amended and Restated Stock Incentive Plan dated March 29, 2012. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed May 25, 2012.

10.2&	Amended and Restated Stock Incentive Plan dated March 8, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 5, 2014.

10.3&	Amended and Restated Stock Incentive Plan, dated April 4, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed May 23, 2016.

10.4&	Amended and Restated Stock Incentive Plan dated April 3, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 30, 2017.

10.5&	Amended and Restated Stock Incentive Plan dated September 17, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 31, 2018.

10.6&	Amended and Restated Employee Stock Purchase Plan dated March 29, 2012. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 25, 2012.

10.7&	Amended and Restated Employee Stock Purchase Plan dated March 8, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 5, 2014.

10.8&	Form of Notice of Grant of Non-Employee Director Automatic Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed March 4, 2008.

10.9&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K filed March 4, 2008.

10.10&	Form of Notice of Grant of Stock Option and Stock Option Agreement. Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed March 2, 2015.

10.11&	Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K filed March 2, 2015.

10.12&	Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 12, 2012.

10.13&	Executive Relocation Policy. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed March 4, 2008.

10.14&	Amended and Restated Employment Letter Agreement dated February 14, 2007, by and between the Company and Jon P. Stonehouse. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed March 14, 2007.

10.15&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Thomas R. Staab II, dated May 23, 2011. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 25, 2011.

10.16&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan dated June 12, 2008. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-Q filed August 8, 2008.

10.17&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Yarlagadda S. Babu dated April 27, 2012. Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K filed March 10, 2014.

10.18&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Alane P. Barnes dated August 8, 2013. Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K filed March 10, 2014.

10.19&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Lynne Powell dated December 30, 2014. Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed March 2, 2015.

10.20#	Agreement dated January 3, 2007, between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, as amended by Amendment number 1 dated January 3, 2007 and Amendment number 2 dated May 11, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2007. (Portions omitted pursuant to request for confidential treatment.)

10.21	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services, dated October 2, 2007. Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed March 4, 2008.

10.22	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated April 3, 2008. Incorporated by reference to Exhibit 10.29 of the Company’s Form 10-Q filed August 8, 2008.

10.23	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated July 2, 2008. Incorporated by reference to Exhibit 10.30 of the Company’s Form 10-Q filed August 8, 2008.

10.24	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated August 18, 2008. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 7, 2008.

10.25	Amendment #7 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated November 17, 2008. Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 6, 2009.

10.26	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated March 13, 2009. Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed March 9, 2010.

10.27	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services dated September 18, 2009. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 6, 2009.

10.28	Amendment #10 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated October 15, 2009. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2009.

10.29	Amendment #11 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 23, 2011. Incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed March 15, 2011.

10.30	Stop-Work Order from U.S. Department of Health and Human Services, dated March 26, 2013, relating to Agreement dated January 3, 2007 between the Company and the U.S. Department of Health and Human Services. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 9, 2013.

10.31	Amendment #13 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 15, 2012. Incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K filed March 10, 2014.

10.32	Amendment #14 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated June 4, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed June 5, 2013.

10.33#	Amendment #15 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated September 5, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 8, 2013. (Portions omitted pursuant to request for confidential treatment.)

10.34	Amendment #16 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated December 17, 2013. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2013.

10.35	Amendment #17 to the Agreement between the Company and the U.S. Department of Health & Human Services, dated February 21, 2014. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 26, 2014.

10.36	Order for Supplies or Services from the U.S. Department of Health & Human Services, dated November 4, 2009. Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed March 9, 2010.

10.37	Amendment #18 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated March 28, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2014.

10.38	Amendment #19 to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated April 29, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 2, 2014.

10.39	Amendment #20 to the Agreement to the Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated May 30, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2014.

10.40#	License, Development and Commercialization Agreement dated as of February 28, 2007, by and between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2007. (Portions omitted pursuant to request for confidential treatment.)

10.41#	First Amendment to License, Development and Commercialization Agreement, effective as of September 30, 2008, between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed March 6, 2009. (Portions omitted pursuant to request for confidential treatment.)

10.42	Riverchase Business Park Warehouse Lease dated July 12, 2000 between RBP, LLC an Alabama Limited Liability Company and the Registrant for office/warehouse space. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the second quarter ending June 30, 2000 filed August 8, 2000.

10.43	Third Amendment to Lease Agreement dated August 7, 2007, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 9, 2007.

10.44	Fourth Amendment to the Lease Agreement dated February 1, 2012, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed March 11, 2013.

10.45	Fifth Amendment to Lease Agreement dated January 15, 2015, by and between Riverchase Capital LLC, a Florida limited liability company, Stow Riverchase, LLC, a Florida limited liability company, as successor landlord to RBP, LLC and the Company. Incorporated by reference to Exhibit 10.42 of the Company’s Form 10-K filed March 2, 2015.

10.46	Stock and Warrant Purchase Agreement dated as of August 6, 2007, by and among BioCryst Pharmaceuticals, Inc. and each of the Investors identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed August 7, 2007.

10.47	Stock Purchase Agreement, dated as of February 17, 2005, by and among BioCryst Pharmaceuticals, Inc., Baker Bros. Investments, L.P., Baker Biotech Fund II, L.P., Baker Bros. Investments II, L.P., Baker Biotech Fund II (Z), L.P., Baker/Tisch Investments, L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund I, L.P., Baker Biotech Fund III (Z), L.P. and 14159, L.P. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 17, 2005.

10.48#	Development and License Agreement dated as of February 1, 2006, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Holdings Limited. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed May 2, 2006. (Portions omitted pursuant to request for confidential treatment.)

10.49#	Amended and Restated Development and License Agreement, dated as of November 11, 2011, by and between BioCryst Pharmaceuticals, Inc. and Mundipharma International Corporation Limited. Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.50#	License Agreement dated as of June 27, 2000, by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., as amended by the First Amendment Agreement dated as of July 26, 2002 and the Second Amendment Agreement dated as of April 15, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2005. (Portions omitted pursuant to request for confidential treatment.)

10.51#	Third Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of December 11, 2009. Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed March 9, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.52#	Fourth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of May 5, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 6, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.53#	Fifth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of November 17, 2011. Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed March 6, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.54#	Sixth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of June 19, 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 8, 2012. (Portions omitted pursuant to request for confidential treatment.)

10.55	Novation Agreement among Albert Einstein College of Medicine of Yeshiva University, BioCryst Pharmaceuticals, Inc., Mundipharma International Corporation Limited, Callaghan Innovation Research Limited, and Victoria Link Limited, dated May 18, 2015. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed August 7, 2015.

10.56	Novation Agreement among Albert Einstein College of Medicine of Yeshiva University, BioCryst Pharmaceuticals, Inc., Callaghan Innovation Research Limited, and Victoria Link Limited, dated June 24, 2015. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed August 7, 2015.

10.57	Purchase and Sale Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and JPR Royalty Sub LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 6, 2011.

10.58	Pledge and Security Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 6, 2011.

10.59	Confirmation of terms and conditions of ISDA Master Agreement, dated as of March 7, 2011, between Morgan Stanley Capital Services Inc. and BioCryst Pharmaceuticals, Inc. dated as of March 9, 2011. Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 6, 2011.

10.60#	Agreement, dated as of September 12, 2013, between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 8, 2013. (Portions omitted pursuant to request for confidential treatment.)

10.61#	Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated December 26, 2013. Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K filed on March 10, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.62#	Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated January 24, 2014. Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K filed on March 10, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.63#	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 8, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.64#	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 8, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.65#	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 11, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.66#	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 27, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.67#	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 17, 2014. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.68#	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated October 29, 2014. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.69#	Amendment #10 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated February 13, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.70#	Amendment #11 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated March 19, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.71#	Amendment #12 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 12, 2015. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.72#	Amendment #13 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2015. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.73#	Amendment #14 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 16, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.74	Amendment #15 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated November 16, 2015. Incorporated by reference to Exhibit 10.70 to the Company’s Form 10-K filed on February 26, 2016.

10.75#	Amendment #16 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated December 18, 2015. Incorporated by reference to Exhibit 10.71 to the Company’s Form 10-K filed on February 26, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.76	Amendment #17 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated April 18, 2016. Incorporated by reference to Exhibit 10.74 to the Company’s Form 10-K filed on February 27, 2017.

10.77#	Amendment #18 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 30, 2016. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.78#	Amendment #19 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 10, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.79#	Amendment #20 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated January 9, 2017. Incorporated by reference to Exhibit 10.77 to the Company’s Form 10-K filed on February 27, 2017. (Portions omitted pursuant to request for confidential treatment.)

10.80#	Amendment #21 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated March 21, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2018. (Portions omitted pursuant to request for confidential treatment.)

10.81	Amendment #22 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 10, 2018. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed November 8, 2018.

10.82#	Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services' Office of the Assistant Secretary for Preparedness and Response, dated March 27, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 8, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.83#	Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated June 2, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.84#	Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated July 8, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.85#	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated August 25, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.86#	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated February 25, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.87#	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated April 11, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.88#	Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated May 20, 2016. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.89#	Amendment #7 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated September 26, 2016. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.90	Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated September 20, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2017.

10.91#	Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated December 1, 2017. Incorporated by reference to Exhibit 10.88 to the Company’s Form 10-K filed on March 12, 2018.

10.92	Amendment #10 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated March 19, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2018.

10.93	Amendment #11 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated September 20, 2018. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2018. (Portions omitted pursuant to request for confidential treatment.)

10.94#	License Agreement by and between BioCryst Pharmaceuticals, Inc. and Seqirus UK Limited, dated as of June 16, 2015. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 8, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.95#	Credit and Security Agreement, dated as of September 23, 2016, by and among Midcap Financial Trust, as administrative agent, the Lenders listed on the Credit Facility Schedule attached thereto and otherwise party thereto from time to time, BioCryst Pharmaceuticals, Inc., and MDCP, LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.96#	Amended and Restated Credit and Security Agreement, dated as of July 10, 2018, by and among Midcap Financial Trust, as administrative agent, the Lenders listed on the Credit Facility Schedule attached thereto and otherwise party thereto from time to time, BioCryst Pharmaceuticals, Inc., and MDCP, LLC. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 8, 2018. (Portions omitted pursuant to request for confidential treatment.)

10.97	Registration Rights Agreement, dated March 15, 2017, by and between BioCryst Pharmaceuticals, Inc. 667, L.P., and Baker Brothers Life Sciences, L.P. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2017.

10.98	Amendment to the Registration Rights Agreement, dated January 21, 2018, by and among BioCryst Pharmaceuticals, Inc., 667, L.P. and Baker Brothers Life Sciences, L.P. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 22, 2018.

10.99	Agreement dated as of September 1, 2018 between BioCryst Pharmaceuticals, Inc. and the Centers for Disease Control and Prevention. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 6, 2018.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Annual Report on Form 10-K of BioCryst Pharmaceuticals, Inc. for the year ended December 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

#	Confidential treatment granted.
&	Management contracts.
( )	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2019.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2019:

Signature	Title(s)

/s/ Jon P. Stonehouse	President, Chief Executive Officer and Director
(Jon P. Stonehouse)	(Principal Executive Officer)

/s/ Thomas R. Staab II	Senior Vice President, Chief Financial Officer and Treasurer
(Thomas R. Staab II)	(Principal Financial Officer and Principal Accounting Officer)

/s/ George B. Abercrombie	Director
(George B. Abercrombie)

/s/ Stephen Aselage	Director
(Stephen Aselage)

/s/ Theresa Heggie	Director
(Theresa Heggie)

/s/ Nancy Hutson	Director
(Nancy Hutson, Ph.D.)

/s/ Robert A. Ingram	Director
(Robert A. Ingram)

/s/ Kenneth B. Lee, Jr.	Director
(Kenneth B. Lee, Jr.)

