Form 10-Q
period 2019-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2019-05-09
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BCRX	Nasdaq global select market

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of April 30, 2019 was 110,312,921.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2019 and December 31, 2018

(In thousands, except per share data)

	2019 (Unaudited)	2018 (Note 1)
Assets
Cash and cash equivalents	$34,804	$26,731
Restricted cash	2,394	1,544
Investments	72,753	77,736
Receivables from collaborations	5,002	4,293
Inventory	600	1,649
Prepaid expenses and other current assets	2,087	2,390
Deferred collaboration expense	9	9
Total current assets	117,649	114,352
Investments	11,655	22,376
Property and equipment, net	7,644	9,135
Other assets	5,390	978

Total assets	$142,338	$146,841

Liabilities and Stockholders’ Equity
Accounts payable	$6,935	$7,769
Accrued expenses	16,547	15,938
Interest payable	13,392	11,848
Deferred collaboration revenue	221	221
Senior credit facility	—	4,580
Non-recourse notes payable	29,231	29,121
Total current liabilities	66,326	69,477
Deferred rent	—	54
Other non-current liabilities	3,889	2,703
Senior credit facility	49,616	25,372
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 110,270 in 2019 and 110,063 in 2018	1,103	1,101
Additional paid-in capital	784,278	780,400
Accumulated other comprehensive loss	(89)	(297)
Accumulated deficit	(762,785)	(731,969)
Total stockholders’ equity	22,507	49,235

Total liabilities and stockholders’ equity	$142,338	$146,841

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2019 and 2018

(In thousands, except per share data-Unaudited)

	2019	2018
Revenues
Product sales	$1,679	$—
Royalty revenue	2,322	3,661
Collaborative and other research and development	1,886	315

Total revenues	5,887	3,976
Expenses
Cost of product sales	1,399	—
Research and development	27,493	18,441
General and administrative	6,238	7,609
Royalty	87	140

Total operating expenses	35,217	26,190

Loss from operations	(29,330)	(22,214)
Interest and other income	596	462
Interest expense	(2,726)	(2,221)
Gain (loss) on foreign currency derivative	406	(1,804)

Net loss	$(31,054)	$(25,777)
Unrealized gain (loss) on available for sale investments	208	(233)
Net comprehensive loss	$(30,846)	$(26,010)

Basic and diluted net loss per common share	$(0.28)	$(0.26)
Weighted average shares outstanding	110,167	98,592

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2019 and 2018

(In thousands-Unaudited)

	2019	2018
Operating activities
Net loss	$(31,054)	$(25,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176	186
Stock-based compensation expense	3,317	2,903
Amortization of debt issuance costs	255	232
Amortization of premium/discount on investments	(62)	76
Change in fair value of foreign currency derivative	(406)	1,804
Changes in operating assets and liabilities:
Receivables	(709)	423
Inventory	1,049	(7)
Prepaid expenses and other assets	321	(1,015)
Accounts payable and accrued expenses	(1,429)	152
Interest payable	1,544	1,370

Net cash used in operating activities	(26,998)	(19,653)

Investing activities
Acquisitions of property and equipment	(93)	(35)
Purchases of investments	(3,018)	(4,327)
Sales and maturities of investments	18,992	20,289

Net cash provided by investing activities	15,881	15,927

Financing activities
Payment of senior credit facility	—	(1,725)
Proceeds from senior credit facility	19,477	—
Net proceeds from common stock issued under stock-based compensation plans	563	268
Decrease in lease financing obligation	—	(19)

Net cash provided by (used in) financing activities	20,040	(1,476)

Increase (decrease) in cash, cash equivalents and restricted cash	8,923	(5,202)
Cash, cash equivalents and restricted cash at beginning of period	28,275	53,568

Cash, cash equivalents and restricted cash at end of period	$37,198	$48,366

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)

Three Months Ended March 31, 2019 and 2018

(In thousands, except per share amounts - Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2018	$1,101	$780,400	$(297)	$(731,969)	$49,235
Impact to retained earnings from adoption of ASC 842	—	—	—	238	238
Net loss	—	—	—	(31,054)	(31,054)
Other comprehensive income	—	—	208	—	208
Exercise of stock options, 160 shares, net	2	341	—	—	343
Employee stock purchase plan sales, 47 shares, net	—	220	—	—	220
Stock-based compensation expense	—	3,317	—	—	3,317
Balance at March 31, 2019	$1,103	$784,278	$(89)	$(762,785)	$22,507

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2017	$984	$714,869	$(243)	$(631,843)	$83,767
Impact to retained earnings from adoption of ASC 606	—	—	—	1,126	1,126
Net loss	—	—	—	(25,777)	(25,777)
Other comprehensive loss	—	—	(233)	—	(233)
Exercise of stock options, 242 shares, net	2	79	—	—	81
Employee stock purchase plan sales, 49 shares, net	1	186	—	—	187
Stock-based compensation expense	—	2,903	—	—	2,903
Balance at March 31, 2018	$987	$718,037	$(476)	$(656,494)	$62,054

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

With the funds available at March 31, 2019 and the Second Amended and Restated Senior Credit Facility (defined in Note 5), the Company believes its financial resources will be sufficient to fund its operations into 2020. The Company has sustained operating losses for the majority of its corporate history and expects that its 2019 expenses will exceed its 2019 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, its planned operations raise doubt about its ability to continue as a going concern through 2020. The Company’s liquidity needs will be largely determined by the success of operations in regard to the progression of its product candidates in the future. The Company also may consider other plans to fund operations through 2020 including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, JPR Royalty Sub LLC (“Royalty Sub”) and MDCP, LLC (“MDCP”). Both subsidiaries were formed to facilitate financing transactions for the Company. Royalty Sub was formed in connection with a $30,000 financing transaction the Company completed on March 9, 2011. See Note 4, Royalty Monetization, for a further description of this transaction. MDCP was formed in connection with a $23,000 senior credit facility that the Company closed on September 23, 2016 and subsequently amended and restated on each of July 20, 2018 and February 5, 2019. See Note 5 for a further description of these transactions. All intercompany transactions and balances have been eliminated.

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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2018 and the notes thereto included in the Company’s 2018 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, certificates of deposit, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of March 31, 2019 reflects $979 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,415 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At March 31, 2019, the Company believes that the cost of its investments is recoverable in all material respects.

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

	March 31, 2019
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$46,201	$183	$31	$(55)	$46,360
Corporate debt securities	34,316	226	15	(81)	34,476
Certificates of deposit	3,559	12	6	(5)	3,572
Total investments	$84,076	$421	$52	$(141)	$84,408

	December 31, 2018
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$50,613	$176	$15	$(131)	$50,673
Corporate debt securities	45,793	254	4	(171)	45,880
Certificates of deposit	3,559	14	—	(14)	3,559
Total investments	$99,965	$444	$19	$(316)	$100,112

The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Maturing in one year or less	$72,753	$77,736
Maturing after one year through two years	11,655	22,376
Total investments	$84,408	$100,112

Receivables from Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi, Green Cross Corporation (“Green Cross”), Mundipharma International Holdings Limited (“Mundipharma”) and Seqirus UK Limited (“SUL”), and product sales to SUL, Shionogi, and Green Cross. These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date.

At March 31, 2019 and December 31, 2018, the Company had the following receivables.

	March 31, 2019
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$673	1,014	1,687
Shionogi & Co. Ltd.	1,451	—	1,451
Green Cross Corporation	642	—	642
Mundipharma International Holdings Limited	21	—	21
Seqirus UK Limited	1,175	26	1,201
Total receivables	$3,962	$1,040	$5,002

	December 31, 2018
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$1,525	$1,525
Shionogi & Co. Ltd.	854	—	854
Green Cross Corporation	876	28	904
Mundipharma International Holdings Limited	44	—	44
Seqirus UK Limited	940	26	966
Total receivables	$2,714	$1,579	$4,293

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

Inventory

At March 31, 2019 and December 31, 2018, the Company’s inventory consisted primarily of peramivir work in process and is being manufactured for the Company’s partners. Inventory is stated at the lower of cost and net realizable value, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over a life of three years. Laboratory equipment, office equipment, and software are depreciated over a life of five years. Furniture and fixtures are depreciated over a life of seven years. Leasehold improvements are amortized over their estimated useful lives or the expected lease term, whichever is less. At December 31, 2018, property consisted of a leased building which did not meet the sale-leaseback criteria and is recorded at its fair value, less depreciation. Upon adoption of Accounting Standards Update No. 2016-02: Leases (Topic 842) on January 1, 2019, the building was derecognized and a right-of-use asset was recorded. For additional detail, see Note 7, Leases.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of March 31, 2019 and December 31, 2018, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. No reclassifications out of accumulated other comprehensive loss were recorded during the three months ended March 31, 2019 or March 31, 2018.

Revenue Recognition

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

Product Sales

The Company recognizes revenue for sales of RAPIVAB when the customer obtains control of the product, which generally occurs on the date of shipment to the Company’s specialty distributors, utilizing the Sell-In revenue recognition methodology. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, prior to the SUL agreement, the Company sold RAPIVAB to specialty distributors, who in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations. With the completion of the SUL worldwide license of RAPIVAB, SUL will be responsible for sales of RAPIVAB, other than U.S. Government stockpiling sales. With the completion of the SUL collaboration, all third party peramivir sales (i.e., RAPIVAB, ALPIVABTM, RAPIACTA®, and PERAMIFLU®) will be made by the Company’s partners, except for U.S. Government stockpiling sales and sales to collaborative partners, and the Company will be reliant on these partners to generate sales.

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

The Company recorded the following revenues for the three months ended March 31, 2019 and 2018:

	2019	2018
Product sales	$1,679	$—
Royalty revenues	2,322	3,661
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	1,886	315
Total collaborative and other research and development revenues	1,886	315

Total revenues	$5,887	$3,976

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended March 31, 2019 and 2018 includes $2,725 and $2,136, respectively, related to the issuance of the PhaRMA Notes (defined in Note 4) and the Second Amended and Restated Senior Credit Facility (defined in Note 5). Costs directly associated with the issuance of the PhaRMA Notes and the Senior Credit Facility have been capitalized and are netted against the non-recourse notes payable and senior credit facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the PhaRMA Notes and the Second Amended and Restated Senior Credit Facility using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $255 and $232 for each of the three months ended March 31, 2019 and 2018, respectively.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the three months ended March 31, 2019 and 2018 resulted in a gain of $406 and a loss of $1,804, respectively. Mark to market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark to market adjustments based on thresholds defined in the Currency Hedge Agreement. As of March 31, 2019 and December 31, 2018, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018 does not include 3,406 and 1,775, respectively, of such potential common shares, as their impact would be anti-dilutive.

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

Significant Customers and Other Risks

Significant Customers

Prior to the SUL Agreement, the Company relied primarily on three specialty distributors to purchase and supply the majority of RAPIVAB. These three pharmaceutical specialty distributors accounted for greater than 90% of all RAPIVAB product sales and accounted for predominantly all of the Company’s outstanding receivables from product sales. The loss of one or more of these specialty distributors as a customer could have negatively impacted the commercialization of RAPIVAB. However, the Company will utilize these specialty distributors on a limited basis subsequent to the SUL collaboration, as SUL and other peramivir collaboration partners will be responsible for commercial sales on a worldwide basis. In addition, in connection with the SUL collaboration, all third party peramivir sales (i.e., RAPIVAB, ALPIVAB, RAPIACTA, and PERAMIFLU) will be made by the Company’s partners and the Company will be reliant on these partners to generate sales and remit cash to satisfy receivables.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms greater than 12 months. This update also introduces new disclosure requirements for leasing arrangements. In July 2018, the FASB issued Accounting Standards Update No. 2018-11: Targeted Improvements to Leases (“ASU 2018-11”), which provides companies with an additional transition method that allows the effects of the adoption of the new standard to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 as of January 1, 2019 using the optional transition method set forth in ASU 2018-11.

ASU 2016-02 provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualify, the Company will not recognize right of use assets or lease liabilities, and this includes not recognizing right of use assets or lease liabilities for existing short-term leases of those assets in transition.

The most significant effects of adoption relate to (1) the recognition of new right of use assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities. For additional detail, see Note 7, Leases.

Note 2 — Stock-Based Compensation

As of March 31, 2019, the Company had two stock-based employee compensation plans, the Stock Incentive Plan (“Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in September 2018 and approved by the Company’s stockholders in October 2018. The ESPP was amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $3,317 ($3,166 of expense related to the Incentive Plan and $151 of expense related to the ESPP) was recognized during the first three months of 2019, while $2,903 ($2,820 of expense related to the Incentive Plan and $83 of expense related to the ESPP) was recognized during the first three months of 2018.

There was approximately $27,594 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock unit awards granted by the Company as of March 31, 2019. That cost is expected to be recognized as follows: $8,033 during the remainder of 2019, $8,310 in 2020, $6,333 in 2021, $4,849 in 2022 and $69 in 2023. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards and restricted stock units granted to employees generally vest 25% each year until fully vested after four years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of March 31, 2019, 75% of the August 2013 grants have vested based upon achievement of three milestones. As of March 31, 2019, 30% of the December 2014 grants have vested. Thus, as of March 31, 2019, 25% of the August 2013 performance-based grants and 70% of the December 2014 performance-based grants remain unvested and no compensation expense has been recognized for these portions of the previously issued performance-based grants. Stock option awards granted to non-employee directors of the Company generally vest monthly over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2018	805	17,491	$6.49
Restricted stock unit awards granted	—	—	—
Restricted stock unit awards cancelled	—	—	—
Stock option awards granted	(437)	437	8.91
Stock option awards exercised	—	(155)	3.42
Stock option awards cancelled	78	(78)	6.35

Balance March 31, 2019	446	17,695	$6.58

As of March 31, 2019, there were 3 restricted stock unit awards outstanding.

For stock option awards granted under the Incentive Plan during the first three months of 2019 and 2018, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first three months of 2019 and 2018 was $6.07 and $3.72, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first three months of 2019 and 2018. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Incentive Plan

	2019	2018
Expected Life in Years	5.5	5.5
Expected Volatility	81.0%	82.0%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.5%	2.4%

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 187 shares remain available for purchase at March 31, 2019. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 47 shares during the first three months of 2019 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 — Collaborative and Other Research and Development Contracts

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including amendments, are to file IND applications for intravenous (“i.v.”) and intramuscular (“i.m.”) galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, including Yellow Fever and Ebola virus disease, and to conduct an initial Phase 1 human clinical trial. As of March 31, 2019, the total NIAID/HHS contract amount to advance the program through the completion of the Phase I clinical program is $43,035. As of March 31, 2019, all options have been exercised under this contract.

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of March 31, 2019, a total of $20,574 has been awarded under exercised options within this contract.

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

Under the terms of the SUL Agreement, the Company has received an upfront payment of $33,740 and has achieved all development milestones under the contract, totaling $12,000. The Company is entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, the Company receives tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 - June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstance or events impacting the overall market opportunity. SUL's royalty payment obligations commence on the date of the SUL Agreement and expire, on a country-by-country basis, upon the later of (i) the expiration of legal exclusivity in such country and (ii) ten years from the date of the SUL Agreement (the "Royalty Term"). The Company developed peramivir under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from SUL.

The Company and SUL are engaged in a formal dispute resolution process, which has now entered arbitration proceedings. The dispute involves many items under the SUL Agreement including, but not limited to, the EMA approval milestone, which the Company maintains is due under the contract, as well as appropriately commercializing peramivir in the Territory. Arbitration proceedings, like other legal proceedings, are inherently uncertain. As a result, there is no assurance that the Company will prevail in the arbitration.

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

In September 2014, Royalty Sub was unable to pay the accrued interest obligation due September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet and thereafter. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of March 31, 2019, the PhaRMA Notes remain in default.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of March 31, 2019, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of the PhaRMA Notes carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments for the three months ended March 31, 2019 and 2018 resulted in a gain $406 and a loss of $1,804 respectively. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of March 31, 2019 and December 31, 2018, no collateral was posted under the Currency Hedge Agreement. The Company will not be required to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of March 31, 2019, the maximum amount of hedge collateral the Company may be required to post is $3,900.

Note 5 — Senior Credit Facility

On February 5, 2019, the Company entered into a $100,000 Senior Credit Facility with an affiliate of MidCap Financial Services, LLC, as administrative agent (the “Second Amended and Restated Senior Credit Facility”). Borrowings under the Second Amended and Restated Senior Credit Facility will be available in three tranches, with (i) the first tranche comprised of $50,000 funded at closing, which includes $30,000 of proceeds that were deemed rolled over from the outstanding principal amount under the Company’s prior credit agreement, (ii) the second tranche to be comprised of $30,000, and (iii) the third tranche to be comprised of $20,000, with the second and third tranches to be funded upon the completion of certain contingencies related to the Company’s development activities of its product candidates and the establishment of certain financial covenants. The Second Amended and Restated Senior Credit Facility refinanced and replaced the Amended and Restated Senior Credit Facility dated as of July 20, 2018 (the “Amended and Restated Senior Credit Facility”). The Second Amended and Restated Senior Credit Facility bears a variable interest rate of LIBOR (which shall not be less than 0.5%) plus 8%. The Second Amended and Restated Senior Credit Facility includes an interest-only payment period through June 2020 and scheduled monthly principal and interest payments for the subsequent 30 months. The Company used a portion of the proceeds of the Second Amended and Restated Senior Credit Facility to pay off outstanding amounts under the Amended and Restated Senior Credit Facility and the remainder will be used for general corporate purposes. Under the Second Amended and Restated Senior Credit Facility, the Company must maintain a minimum cash balance of $25,000 of unrestricted cash at all times. Should the Company access the additional second tranche of $30,000 upon satisfying the positive APeX-2 positive data and NDA filing milestone criteria, the unrestricted cash balance minimum increases to $40,000.

As of March 31, 2019, the Company had borrowings of $50,000 under the Second Amended and Restated Senior Credit Facility bearing an interest rate of 10.5%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. The remaining scheduled principal repayments of the Second Amended and Restated Senior Credit Facility are as follows:

Principal Payments
2020	$10,000
2021	20,000
2022	20,000

Total	$50,000

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

Note 7 — Leases

In February 2016, the FASB issued ASU 2016-02: Leases (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most operating leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides companies with an additional optional transition method to apply the new standard to leases in effect at the adoption date through a cumulative effect adjustment. The Company adopted the new lease standard as of January 1, 2019 using this optional transition method.

The Company elected the package of practical expedients referenced in ASU 2016-02, which permits companies to retain original lease identification and classification without reassessing initial direct costs for existing leases. The Company also elected the practical expedient that exempts leases with an initial lease term of twelve months or less, as well as the practical expedient that allows companies to select, by class of underlying asset, not to separate lease and non-lease components. Adoption of this standard resulted in the recognition of a right-of-use asset and a lease liability on the Company’s January 1, 2019 Consolidated Balance Sheet of $3,621 and $4,822, respectively. There was no material impact on the Company’s Consolidated Statement of Comprehensive Loss, and the cumulative transition adjustment recorded to retained earnings upon adoption was $238.

The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases at December 31, 2018. Certain operating leases provide for renewal options, which can vary by lease. The right-of-use asset and lease liabilities on the Company’s Consolidated Balance Sheet represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. As part of the Company’s assessment of the lease term, the Company elected the hindsight practical expedient, which allows companies to use current knowledge and expectations when determining the likelihood to extend lease options. Renewal options for our leases range from 1 to 5 years in length and begin from 2023 through 2026. The weighted average lease term for the Company’s operating leases was 13.0 years. The discount rate used in the calculation of the Company’s right-of-use asset and lease liability was determined based on the stated rate within each contract when available, or the Company’s collateralized borrowing rate from lending institutions. The weighted average discount rate for the Company’s operating leases was 12.6%.

The Company has not made any residual value guarantees related to its operating leases; therefore, the Company has no corresponding liability recorded on its Consolidated Balance Sheets.

Aggregate lease expense under operating leases was $309 for the three-month period ended March 31, 2019. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis. Lease expense for leases with an initial term of twelve months or less was not material.

Future lease payments for assets under operating leases as of March 31, 2019, are as follows:

Remaining Maturities of Lease Liabilities Year Ending December 31,	Operating Leases
2019	$1,096
2020	1,300
2021	543
2022	505
2023	512
Thereafter	7,766
Total lease payments	11,722
Less imputed interest	6,513
Total	$5,209

Of the Company’s total lease liability, $1,320 is a current liability and $3,889 is a long-term liability at March 31, 2019. The current and long-term portions of the Company’s lease liability are presented within “Accrued expenses” and “Other non-current liabilities” on the Consolidated Balance Sheets. The Company’s right-of use asset balance associated with operating leases totaled $3,981 at March 31, 2019. This amount is presented within “Other long-term assets” on the Consolidated Balance Sheets.

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

Recent Corporate Highlights

BCX7353

APeX-2 Trial: APeX-2 is a Phase 3 double-blinded, placebo-controlled, three-arm clinical trial evaluating two dose levels of BCX7353 administered orally once-daily as a preventive treatment to reduce the frequency of attacks in patients with HAE. APeX-2 is testing once-daily BCX7353 at 110 mg and 150 mg for prevention of angioedema attacks. The trial enrolled patients with Type I and II HAE in the United States, Canada and Europe. The primary efficacy endpoint of APeX-2 is the rate of angioedema attacks over 24 weeks of study drug administration. On November 6, 2018, we announced we had completed enrollment in APeX-2 and had enrolled approximately 120 patients. We intend to report 24-week safety and efficacy results from the APeX-2 clinical trial in the second quarter of 2019.

APeX-S Trial: APeX-S is a long-term safety trial evaluating two dose levels of BCX7353 administered orally once-daily as a preventive treatment in patients with HAE. APeX-S is an open label two-arm trial to evaluate the safety of once-daily BCX7353 at 110 mg and 150 mg over 48 weeks in patients with Type I and II HAE. The trial will enroll at least 160 patients. On November 6, 2018, we announced we have met the 100 subjects needed at each dose level (cumulative, summing APeX-2 and APeX-S) for regulatory requirements and expect to file an NDA in the fourth quarter of 2019.

The APeX-2 and APeX-S trials have both recently been amended to extend the duration of dosing through 96 weeks.

APeX-J Trial: We have dosed the first patients in its APeX-J trial in Japan, designed to support potential Japanese approval of BCX7353 for the prevention of HAE attacks.

 ZENITH-1 Trial: ZENITH-1 is a randomized, double-blind, placebo-controlled, adaptive dose-ranging trial of the efficacy, safety and tolerability of BCX7353 for treatment of acute angioedema attacks, and enrolled subjects with Type I and II HAE. Blinded study drug was dosed as an oral liquid after onset of symptoms, for up to 3 attacks in each subject, with each subject receiving both BCX7353 (for 2 attacks) and placebo (for one attack) in a randomized sequence. The trial was structured for three consecutive cohorts testing single doses of 750 mg, 500 mg and 250 mg.

On February 23, 2019, we reported topline data from the completed Phase 2 ZENITH-1 trial. Data from the complete trial confirmed previously-reported results showing a single dose of oral 750 mg BCX7353 was well-tolerated and superior to placebo (p<0.05) against the majority of efficacy endpoints evaluated in HAE patients suffering an acute attack, and demonstrated a clear dose response across the three dose levels evaluated, 250 mg, 500 mg and 750 mg. With the 750 mg dose, compared to placebo, improvements in symptoms and Visual Analog Scale (“VAS”) scores were demonstrated as early as one hour after oral BCX7353 dosing (the first timepoint evaluated), and were sustained through 24 hours. Through 24 hours, standard of care medication use was reduced by 31.6% after BCX7353 compared with placebo (p=0.0029), and no or mild symptoms were reported in 64.1% of attacks treated with BCX7353 compared with 32.3% of attacks treated with placebo (p=0.0038).

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

Complement-Mediated Diseases

We are in the process of advancing BCX9930, an oral Factor D inhibitor discovered and developed by BioCryst, into Phase 1 clinical development in the second quarter of 2019 for the treatment of complement-mediated diseases. We are completing clinical drug manufacturing to support initiation of a Phase 1 trial to study single and multiple ascending doses of oral BCX9930 in healthy subjects in the second quarter of 2019. We plan to report the results from this Phase 1 trial in the fourth quarter of 2019.

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

Galidesivir (formerly BCX4430)

On September 17, 2018, we announced that the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”) had awarded us an additional $3.5 million under our existing contract to support and conduct clinical trials of galidesivir in patients with Yellow Fever. We are in the process of initiating an exploratory Phase 2 clinical trial evaluating galidesivir in Yellow Fever patients in Brazil, with the trial expected to begin in 2019.

On January 2, 2019, we announced the dosing of the first subject in a randomized, placebo-controlled Phase 1 clinical trial to evaluate intravenous galidesivir in healthy volunteers. On May 9, 2019, we announced the completion of the Phase 1 clinical trial. In the trial, galidesivir was generally safe and well tolerated. This trial evaluated the safety, tolerability and pharmacokinetics of escalating doses of galidesivir in four single-dose cohorts of 5mg/kg, 10 mg/kg, 15 mg/kg and 20 mg/kg, with a total of 32 volunteers participating. Galidesivir was administered by intravenous infusion. Drug exposures (Cmax and AUC) at the highest dose were 20,500 ng/mL and 44,600 hr.ng/mL, similar to or greater than drug exposures needed in nonclinical galidesivir treatment experiments in Marburg virus disease and Yellow Fever.

Senior Credit Facility

On February 5, 2019, we entered into a $100.0 million Senior Credit Facility with an affiliate of MidCap Financial Services, LLC, as administrative agent (the “Second Amended and Restated Senior Credit Facility”). Borrowings under the Second Amended and Restated Senior Credit Facility are available in three tranches, with the first tranche of $50.0 million funded at closing. This initial tranche included $30.0 million of proceeds that were deemed rolled over from the outstanding principal amount under the prior credit agreement. The remaining two tranches can be accessed upon the achievement of two contingent milestones, which are $30.0 million upon achievement of positive APeX-2 data and our intention to file an NDA for the prophylactic treatment of HAE with BCX7353, and an additional $20.0 million upon the NDA approval for BCX7353 as referred to above. Under the Second Amended and Restated Senior Credit Facility, we must maintain a minimum cash balance of $25.0 million of unrestricted cash at all times. Should we access the additional second tranche of $30.0 million upon satisfying the positive APeX-2 positive data and NDA filing milestone criteria, the unrestricted cash balance minimum increases to $40.0 million. The Second Amended and Restated Senior Credit Facility refinanced and replaced the Amended and Restated Senior Credit Facility dated as of July 20, 2018.

Results of Operations (three months ended March 31, 2019 compared to the three months ended March 31, 2018)

For the three months ended March 31, 2019, total revenues were $5.9 million as compared to $4.0 million for the three months ended March 31, 2018. The increase was primarily due to the recognition of $1.7 million of peramivir product sales to Green Cross, our commercial partner in Korea, and an increase in revenue from galidesivir development under U.S. government contracts, partially offset by lower royalty revenue. Revenues in the first quarter of 2019 included $1.7 million of peramivir product revenue from inventory sales to our commercial partners, $2.3 million of royalty revenue from Shionogi, Green Cross Corporation and Seqirus UK Limited (“SUL”) associated with sales of peramivir in Japan, Taiwan, Korea and the United States, and $1.9 million of reimbursement of collaborative expenses from NIAID/HHS and the Biomedical Advanced Research and Development Authority (“BARDA/HHS”) related to the development of galidesivir. Revenues in the first quarter of 2018 included $3.7 million of royalty revenue from Shionogi, Green Cross Corporation and SUL associated with sales of peramivir in Japan, Taiwan, Korea and the United States and $0.3 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir.

Research and development (“R&D”) expenses increased to $27.5 million for the first quarter of 2019 from $18.4 million in 2018. The increase in 2019 R&D expenses, as compared to 2018, was primarily due to increased spending on our HAE, complement-mediated diseases, FOP and galidesivir programs.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended March 31,
	2019	2018
R&D expenses by program:
BCX7353	$16,255	$12,040
BCX9930	5,228	2,500
Galidesivir	1,654	330
BCX9250	1,522	1,229
Peramivir	614	754
Other research, preclinical and development costs	2,220	1,588

Total R&D expenses	$27,493	$18,441

General and administrative (“G&A”) expenses for the first quarter of 2019 were $6.2 million compared to $7.6 million in the first quarter of 2018. The decrease was primarily due to approximately $4.7 million of merger-related costs that were incurred in the first quarter of 2018 but did not recur in 2019, partially offset by an overall increase in G&A expenses as we prepare for the commercial launch of BCX7353.

Interest and other income was $0.6 million in the first quarter of 2019, compared to $0.5 million in the first quarter of 2018.

Interest expense, which is primarily related to our non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011 and borrowings under our Second Amended and Restated Senior Credit Facility, was $2.7 million in the first quarter of 2019, compared to $2.2 million in the first quarter of 2018.

A mark to market gain of $0.4 million related to our Currency Hedge Agreement was recognized in the first quarter of 2019, compared to a mark to market loss of $1.8 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2019 operating expenses to exceed our 2019 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; and to a lesser extent, the PhaRMA Notes financing and the Second Amended and Restated Credit Facility. To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS galidesivir development contract totaling $43.0 million, which is ongoing, and a BARDA/HHS galidesivir development contract totaling $39.1 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS galidesivir funding obligated under awarded options is $43.0 million and $20.6 million, respectively. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of March 31, 2019, we had net working capital of $51.3 million, an increase of approximately $6.4 million from $44.9 million at December 31, 2018. The increase in working capital was principally due to proceeds from the Second Amended and Restated Senior Credit Facility partially offset by our normal operating expenses associated with the development of our product candidates. Our principal sources of liquidity at March 31, 2019 were approximately $34.8 million in cash and cash equivalents and approximately $84.4 million in investments considered available-for-sale. On February 6, 2019, we replaced our prior $30 million Amended and Restated Senior Credit Facility with our Second Amended and Restated Senior Credit Facility. The Second Amended and Restated Senior Credit Facility provided $20.0 million of immediate additional non-dilutive capital and an interest-only payment period through June 2020, both of which extend our cash runway and provide us the financial flexibility to draw another $50.0 million of milestone-based non-dilutive capital at our option upon meeting future contingencies. We anticipate our cash and investments will fund our operations into 2020.

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

With the funds available at March 31, 2019 and the Second Amended and Restated Senior Credit Facility, we believe our financial resources will be sufficient to fund our operations into 2020. We have sustained operating losses for the majority of our corporate history and expect that our 2019 expenses will exceed our 2019 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, our planned operations raise doubt about our ability to continue as a going concern through 2020. Our liquidity needs will be largely determined by the success of operations in regard to the progression of our product candidates in the future. We also may consider other plans to fund operations through 2020 including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events and our decisions in the future.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•	our ability to perform under our government contracts and receive reimbursement, and to receive stockpiling procurement contracts;

•	the magnitude of work under our government contracts;

•	the progress and magnitude of our research, drug discovery and development programs;

•	changes in existing collaborative relationships or government contracts;

•	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

•	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;

•	the outcome, cost and timing of any resolution of disputes and legal proceedings, including but not limited to disputes with our partners;

•	our ability to negotiate favorable development and marketing strategic alliances for certain product candidates or a decision to build or expand internal development and commercial capabilities;

•	successful commercialization of marketed products by either us or a partner;

•	the scope and results of preclinical studies and clinical trials to identify and develop product candidates;

•	our ability to engage sites and enroll subjects in our clinical trials;

•	the scope of manufacturing of our drug substance and product candidates required for future NDA and other regulatory filings;

•	increases in personnel and related costs to support the development and commercialization of our product candidates;

•	the scope of manufacturing of our drug substance and product candidates required for future NDA filings;

•	competitive and technological advances;

•	the time and costs involved in obtaining regulatory approvals;

•	post-approval commitments for RAPIVAB and other products that receive regulatory approval; and

•	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

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

The restrictive covenants contained in the Second Amended and Restated Senior Credit Facility could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lender’s permission, and the minimum cash covenant could require us to repay the Second Amended and Restated Senior Credit Facility obligations if we do not maintain the required minimum balance of unrestricted cash at all times. These covenants limit our ability to, among other things, convey, sell, lease, license, transfer or otherwise dispose of certain parts of our business or property; change the nature of our business; liquidate or dissolve; enter into certain change in control or acquisition transactions; incur or assume certain debt; grant certain types of liens on our assets; modify, liquidate or transfer assets in certain collateral accounts; pay dividends or make certain distributions to our stockholders; make certain investments; enter into material transactions with affiliates; and modify existing debt or collaboration arrangements. A breach of any of these covenants could result in an event of default under the Second Amended and Restated Senior Credit Facility.

Financial Outlook for 2019

Based upon our development plans, expected operations and our awarded government contracts, we expect our 2019 operating cash usage to be in the range of $105 to $130 million, and expect our total 2019 operating expenses to be in the range of $120 to $145 million. Our operating expense range excludes equity-based compensation expense due to the difficulty in accurately projecting this expense as it is significantly impacted by the volatility and price of our stock, as well as vesting of our outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of March 31, 2019, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Product Sales

We recognize revenue for sales of RAPIVAB when the customer obtains control of the product, which generally occurs on the date of shipment to our specialty distributors, utilizing the Sell-In revenue recognition methodology. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. In the United States, prior to the SUL Agreement, we sold RAPIVAB to specialty distributors, who in turn, sell to physician offices, hospitals and federal, state and commercial health care organizations. With the completion of the SUL worldwide license of RAPIVAB, SUL will be responsible for sales of RAPIVAB, other than U.S. Government stockpiling sales. With the completion of the SUL collaboration, all third party peramivir sales (i.e., RAPIVAB, ALPIVAB, RAPIACTA, and PERAMIFLU) will be made by our partners, except for U.S. Government stockpiling sales and sales to our collaborative partners, and we will be reliant on these partners to generate sales.

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

Currency Hedge Agreement

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year from 2019 through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of March 31, 2019, the maximum amount of hedge collateral we may be required to post is $3.9 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by U.S. GAAP. We are also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of March 31, 2019, no collateral was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the preclinical development, clinical development, commercialization, or post-marketing studies of our product candidates and products, including our HAE program, BCX9930, BCX9250, peramivir, galidesivir, and early stage discovery programs;

•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir;

•	the potential for government stockpiling orders of peramivir, additional regulatory approvals of peramivir or milestones, royalties or profit from sales of peramivir by us or our partners;

•	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our product candidates;

•	the outcome, cost and timing of any resolution of disputes and legal proceedings, including but not limited to disputes with our partners SUL and Shionogi;

•	plans, programs, progress and potential success of our collaborations, including SUL for peramivir, Mundipharma for Mundesine and Shionogi and Green Cross for peramivir in their territories;

•	our and MDCP, LLC’s ability to satisfy obligations under our Second Amended and Restated Senior Credit Facility;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes;

•	the Currency Hedge Agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;

•	our ability to continue as a going concern;

•	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;

•	the timing or likelihood of entering into additional U.S. government stockpile orders and our ability to execute all such orders;

•	our ability to raise additional capital to fund our operations or repay our recourse debt obligations;

•	our ability to comply with the covenants as set forth in the agreements governing our debt obligations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Second Amended and Restated Senior Credit Facility. The interest rate applicable to our borrowings under the PhaRMA Notes is fixed at 14.0% and the Second Amended and Restated Senior Credit Facility bears a floating interest rate based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that we are required to make on the Second Amended and Restated Senior Credit Facility. As of March 31, 2019, our Second Amended and Restated Senior Credit Facility had an interest rate of 10.5%.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark to market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay an annual premium in the amount of $2.0 million from May 2019 through May 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. As of March 31, 2019, the maximum amount of hedge collateral we may be required to post is $3.9 million.

Item 4.     Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are performing research on or developing products for the treatment of several rare diseases, including HAE, FOP and diseases of the complement system, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we are developing and plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with the current neuraminidase inhibitors marketed by GlaxoSmithKline plc and F. Hoffmann-La Roche Ltd. for influenza; CINRYZE ® , KALBITOR® , FIRAZYR®, and TAKHZYRO™, marketed by Shire plc or its affiliates, including Takeda Pharmaceutical Company, Ltd. (“Takeda”), for HAE; BERINERT® and HAEGARDA®, marketed by CSL Limited (“CSL”) for HAE; RUCONEST®, marketed by Pharming Healthcare, Inc. (“Pharming”) for HAE; and SOLIRIS® and ULTOMIRIS™ marketed by Alexion Pharmaceuticals, Inc. for PNH, aHUS, and myasthenia gravis.

Further, several pharmaceutical and biotechnology firms have announced efforts in HAE and in other therapeutic areas where we have discovery and development efforts ongoing. KalVista Pharmaceuticals, Inc. has announced plans to conduct a Phase 2 clinical trial in 2019 of an oral kallikrein inhibitor (KVD900) as a treatment for acute attacks. KalVista (KVD824) and Attune Pharmaceuticals, Inc. (ATN-249) also have oral kallikrein inhibitors in Phase 1 clinical trials that may be developed as treatments for HAE. CSL has an anti-factor XII Mab (CSL312) in Phase 2 clinical development in HAE patients. In addition to discovery and development efforts, Shire’s acute treatment, Firazyr’s, drug substance patent will be expiring July 2019, which will allow for potential generic entrants to enter the therapeutic space. Currently, there are five investigational therapeutics under a compassionate use/expanded access framework that can be available in an outbreak setting to treat Ebola virus disease. In early 2018, Shionogi announced the approval in Japan of Xofluza, an oral treatment for influenza, which also received approval from the FDA in October of 2018. For FOP, Clementia Pharmaceuticals, acquired in April 2019 by Ipsen, is developing palovarotene, an oral therapy that is in Phase 2 and 3 trials; Regeneron Pharmaceuticals, Inc.’s injectable REGN2477 is in Phase 2; and Blueprint Medicines Corporation’s BLU-782 is expected to begin phase 1 trials in 2019. There are many additional potential competitors in PNH and other complement-mediated diseases. Achillion Pharmaceuticals Inc., Novartis AG and ChemoCentryx, Inc. all have oral complement inhibitors in Phase 2 or Phase 3 clinical trials. Apellis Pharmaceuticals Inc., Ra Pharmaceuticals, Inc., and Omeros Corporation are also developing novel complement inhibitors that have reached Phase 2 or Phase 3 clinical trials. SOLIRIS is no longer under patent protection and one or more biosimilar versions of that product may be developed. If one or more of our competitors’ products or programs, including potential competitors not listed, are successful, the market for our products may be reduced or eliminated.

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

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time. Additional funding, whether through additional sales of securities, additional borrowings, or collaborative arrangements with partners, including governmental agencies in general and from any BARDA/HHS or NIAID/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under our secured credit facility with MidCap Financial, a Delaware statutory trust (“MidCap”), pursuant to the terms and conditions of that certain Second Amended and Restated Credit and Security Agreement, dated as of February 6, 2019, between the Company, MDCP, LLC, MidCap, and the lenders thereto (the “Second Amended and Restated Senior Credit Facility”). In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2019, the 52-week range of the market price of our stock was from $4.53 to $9.95 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of April 30, 2019, there were 110,312,921 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of April 30, 2019, there were 17,716,049 stock options and restricted stock units outstanding, 386,547 shares available for issuance under our Amended and Restated Stock Incentive Plan, and 187,456 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity compensation grants outside of our Stock Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Item 6.     Exhibits

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.7	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

(10.1)†*	Second Amended and Restated Credit and Security Agreement, dated as of February 5, 2019, by and among Midcap Financial Trust, as administrative agent, the Lenders listed on the Credit Facility Schedule attached thereto and otherwise party thereto from time to time, BioCryst Pharmaceuticals, Inc., and MDCP, LLC.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

( )	Filed or furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.
*	Certain identified information has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2019.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

