Form 10-Q
period 2019-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2019-08-08
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of July 31, 2019 was 110,438,425.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2019 and December 31, 2018

(In thousands, except per share data)

	2019 (Unaudited)	2018 (Note 1)
Assets
Cash and cash equivalents	$30,760	$26,731
Restricted cash	4,629	1,544
Investments	61,387	77,736
Receivables from collaborations	3,602	4,293
Inventory	1,000	1,649
Prepaid expenses and other current assets	2,341	2,399
Total current assets	103,719	114,352
Investments	741	22,376
Property and equipment, net	7,551	9,135
Other assets	4,333	978

Total assets	$116,344	$146,841

Liabilities and Stockholders’ Equity
Accounts payable	$8,298	$7,769
Accrued expenses	19,343	15,938
Interest payable	14,745	11,848
Deferred collaboration revenue	221	221
Senior credit facility	—	4,580
Non-recourse notes payable	29,341	29,121
Total current liabilities	71,948	69,477
Deferred rent	—	54
Other non-current liabilities	3,742	2,703
Senior credit facility	49,847	25,372
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 110,370 in 2019 and 110,063 in 2018	1,104	1,101
Additional paid-in capital	790,076	780,400
Accumulated other comprehensive income (loss)	41	(297)
Accumulated deficit	(800,414)	(731,969)
Total stockholders’ equity	(9,193)	49,235

Total liabilities and stockholders’ equity	$116,344	$146,841

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Six Months Ended June 30, 2019 and 2018

(In thousands, except per share data-Unaudited)

	Three Months		Six Months
	2019	2018	2019	2018
Revenues
Product sales	$—	$—	$1,679	$—
Royalty revenue	696	142	3,018	3,803
Collaborative and other research and development	752	12,352	2,638	12,667
Total revenues	1,448	12,494	7,335	16,470
Expenses
Cost of product sales	—	—	1,399	—
Research and development	27,681	21,010	55,174	39,451
General and administrative	8,659	9,492	14,897	17,101
Royalty	26	243	113	383
Total operating expenses	36,366	30,745	71,583	56,935
Loss from operations	(34,918)	(18,251)	(64,248)	(40,465)
Interest and other income	547	493	1,143	955
Interest expense	(3,035)	(2,195)	(5,761)	(4,416)
(Loss) gain on foreign currency derivative	(223)	1,507	183	(297)
Net loss	$(37,629)	$(18,446)	$(68,683)	$(44,223)
Unrealized gain (loss) on available for sale investments	130	24	338	(209)
Comprehensive loss	$(37,499)	$(18,422)	$(68,345)	$(44,432)

Basic and diluted net loss per common share	$(0.34)	$(0.19)	$(0.62)	$(0.45)
Weighted average shares outstanding	110,338	98,787	110,253	98,690

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2019 and 2018

(In thousands-Unaudited)

	2019	2018
Operating activities
Net loss	$(68,683)	$(44,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357	377
Stock-based compensation expense	8,702	4,987
Amortization of debt issuance costs	596	455
Amortization of premium/discount on investments	(17)	140
Change in fair value of foreign currency derivative	646	1,185
Changes in operating assets and liabilities:
Receivables	691	3,775
Inventory	649	(221)
Prepaid expenses and other assets	84	(347)
Deferred collaboration expense	—	140
Accounts payable and accrued expenses	2,579	4,447
Interest payable	2,897	2,737
Deferred revenue	—	(7,000)
Net cash used in operating activities	(51,499)	(33,548)

Investing activities
Acquisitions of property and equipment	(180)	(221)
Purchases of investments	(3,018)	(16,754)
Sales and maturities of investments	41,357	34,435
Net cash provided by investing activities	38,159	17,460

Financing activities
Payment of senior credit facility	—	(3,450)
Proceeds from senior credit facility	19,477	—
Net proceeds from common stock issued under stock-based compensation plans	977	736
Increase in lease financing obligation	—	(37)
Net cash provided by (used in) financing activities	20,454	(2,751)

Increase (decrease) in cash, cash equivalents and restricted cash	7,114	(18,839)
Cash, cash equivalents and restricted cash at beginning of period	28,275	53,568

Cash, cash equivalents and restricted cash at end of period	$35,389	$34,729

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)

Three and Six Months Ended June 30, 2019 and 2018

 (In thousands, except per share amounts - Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2018	$1,101	$780,400	$(297)	$(731,969)	$49,235
Impact to retained earnings from adoption of ASC 842	—	—	—	238	238
Net loss	—	—	—	(31,054)	(31,054)
Other comprehensive income	—	—	208	—	208
Exercise of stock options, 160 shares, net	2	341	—	—	343
Employee stock purchase plan sales, 47 shares, net	—	220	—	—	220
Stock-based compensation expense	—	3,317	—	—	3,317
Balance at March 31, 2019	1,103	784,278	(89)	(762,785)	22,507
Net loss	—	—	—	(37,629)	(37,629)
Other comprehensive income	—	—	130	—	130
Exercise of stock options, 100 shares, net	1	413	—	—	414
Stock-based compensation expense	—	5,385	—	—	5,385
Balance at June 30, 2019	$1,104	$790,076	$41	$(800,414)	$(9,193)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2017	$984	$714,869	$(243)	$(631,843)	$83,767
Impact to retained earnings from adoption of ASC 606	—	—	—	1,126	1,126
Net loss	—	—	—	(25,777)	(25,777)
Other comprehensive loss	—	—	(233)	—	(233)
Exercise of stock options, 242 shares, net	2	79	—	—	81
Employee stock purchase plan sales, 49 shares, net	1	186	—	—	187
Stock-based compensation expense	—	2,903	—	—	2,903
Balance at March 31, 2018	987	718,037	(476)	(656,494)	62,054
Net loss	—	—	—	(18,446)	(18,446)
Other comprehensive income	—	—	24	—	24
Exercise of stock options, 226 shares, net	2	466	—	—	468
Stock-based compensation expense	—	2,084	—	—	2,084
Balance at June 30, 2018	$989	$720,587	$(452)	$(674,940)	$46,184

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share amounts)

Note 1 - Significant Accounting Policies

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

With the funds available at June 30, 2019 and the Second Amended and Restated Senior Credit Facility (defined in Note 5), the Company believes its financial resources will be sufficient to fund its operations into 2020. The Company has sustained operating losses for the majority of its corporate history and expects that its 2019 expenses will exceed its 2019 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, its planned operations raise doubt about its ability to continue as a going concern through 2020. The Company’s liquidity needs will be largely determined by the success of operations in regard to the progression of its product candidates in the future. The Company also may consider other plans to fund operations through 2020 including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

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

Restricted Cash

Restricted cash as of June 30, 2019 reflects $3,210 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,419 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At June 30, 2019, the Company believes that the cost of its investments is recoverable in all material respects.

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

	June 30, 2019
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$32,488	$144	$50	$(13)	$32,669
Corporate debt securities	25,731	147	24	(27)	25,875
Certificates of deposit	3,559	18	8	(1)	3,584
Total investments	$61,778	$309	$82	$(41)	$62,128

	December 31, 2018
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$50,613	$176	$15	$(131)	$50,673
Corporate debt securities	45,793	254	4	(171)	45,880
Certificates of deposit	3,559	14	—	(14)	3,559
Total investments	$99,965	$444	$19	$(316)	$100,112

The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Maturing in one year or less	$61,387	$77,736
Maturing after one year through two years	741	22,376
Total investments	$62,128	$100,112

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

At June 30, 2019 and December 31, 2018, the Company had the following receivables.

	June 30, 2019
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$998	$989	$1,987
Shionogi & Co. Ltd.	96	—	96
Green Cross Corporation	542	—	542
Mundipharma International Holdings Limited	49	—	49
Seqirus UK Limited	902	26	928
Total receivables	$2,587	$1,015	$3,602

	December 31, 2018
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$1,525	$1,525
Shionogi & Co. Ltd.	854	—	854
Green Cross Corporation	876	28	904
Mundipharma International Holdings Limited	44	—	44
Seqirus UK Limited	940	26	966
Total receivables	$2,714	$1,579	$4,293

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

Inventory

At June 30, 2019 and December 31, 2018, the Company’s inventory consisted primarily of peramivir work in process. Inventory is stated at the lower of cost and net realizable value, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of June 30, 2019 and December 31, 2018, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. No reclassifications out of accumulated other comprehensive loss were recorded during the six months ended June 30, 2019 or June 30, 2018.

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

The Company recorded the following revenues for the three and six months ended June 30, 2019 and 2018:

	Three Months		Six Months
	2019	2018	2019	2018
Product sales	$—	$—	$1,679	$—
Royalty revenue	696	142	3,018	3,803
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	752	352	2,638	667
Seqirus UK Limited	—	12,000	—	12,000
Total collaborative and other research and development revenues	752	12,352	2,638	12,667
Total revenues	$1,448	$12,494	$7,335	$16,470

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended June 30, 2019 and 2018 was $3,035 and $2,195, respectively, and for the six months ended June 30, 2019 and 2018 was $5,761 and $4,416, respectively, related to the issuance of the PhaRMA Notes (defined in Note 4) and the Second Amended and Restated Senior Credit Facility (defined in Note 5). Costs directly associated with the issuance of the PhaRMA Notes and the Senior Credit Facility have been capitalized and are netted against the non-recourse notes payable and senior credit facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the PhaRMA Notes and the Second Amended and Restated Senior Credit Facility using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $341 and $223 for each of the three months ended June 30, 2019 and 2018, respectively, and $596 and $455 for each of the six months ended June 30, 2019 and 2018, respectively.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the six months ended June 30, 2019 and 2018 resulted in losses of $646 and $1,186, respectively. Mark to market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. In addition, the Company realized currency exchange gains of $830 and $889 during the first six months of 2019 and 2018, respectively, associated with the exercise of a U.S. dollar/Japanese yen currency option under the Currency Hedge Agreement. The Company is also required to post collateral in connection with the mark to market adjustments based on thresholds defined in the Currency Hedge Agreement. As of both June 30, 2019 and December 31, 2018, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended June 30, 2019 and 2018 does not include 1,927 and 1,939, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2019 and 2018 does not include 2,528 and 1,854, respectively, of such potential common shares, as their impact would be anti-dilutive.

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

Risks from Third Party Manufacturing and Distribution Concentration

The Company generally relies on single source manufacturers for active pharmaceutical ingredient and finished drug product manufacturing of product candidates in development. Delays in the manufacture or distribution of any product could adversely impact the commercial revenue and future procurement stockpiling of the Company’s product candidates in development.

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

Note 2 - Stock-Based Compensation

As of June 30, 2019, the Company had three stock-based employee compensation plans, the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Inducement Equity Incentive Plan (“Inducement Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in on April 19, 2019 and approved by the Company’s stockholders on May 29, 2019. The Inducement Plan was adopted by the Board of Directors on April 24, 2019. The ESPP was amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $8,702 ($8,535 of expense related to the Incentive Plan, $16 of expense related to the Inducement Plan and $151 of expense related to the ESPP) was recognized during the first six months of 2019, while $4,987 ($4,904 of expense related to the Incentive Plan and $83 of expense related to the ESPP) was recognized during the first six months of 2018.

There was approximately $29,218 of total unrecognized compensation cost related to non-vested stock option awards granted by the Company as of June 30, 2019. That cost is expected to be recognized as follows: $8,827 during the remainder of 2019, $8,574 in 2020, $6,529 in 2021, $5,103 in 2022 and $185 in 2023. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” becomes probable.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards and restricted stock units granted to employees generally vest 25% each year until fully vested after four years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of June 30, 2019, 75% of the August 2013 grants have vested based upon achievement of three milestones and 30% of the December 2014 grants have vested based upon achievement of a single milestone. During the second quarter of 2019, the Company recognized $2.0 million of stock compensation expense related to two milestones within the December 2014 grants for which achievement became probable. Stock option awards granted to non-employee directors of the Company generally vest over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting and exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2018	805	17,491	$6.49
Plan amendment	4,000	—	—
Stock option awards granted	(826)	826	6.90
Stock option awards exercised	—	(251)	3.75
Stock option awards cancelled	123	(123)	7.28
Balance June 30, 2019	4,102	17,943	$6.54

For stock option awards granted under the Incentive Plan during the first six months of 2019 and 2018, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first six months of 2019 and 2018 was $4.69 and $4.13, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first six months of 2019 and 2018. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Inducement Equity Incentive Plan

The Company has the ability to grant stock option awards to newly-hired employees as inducements material to each employee entering employment with the Company. Stock option awards granted to newly hired employees generally vest 25% each year until fully vested after four years. Each stock option has a term of 10 years and is subject to the terms and conditions of the Inducement Equity Incentive Plan. The vesting and exercise provisions of all awards granted under the Inducement Equity Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Inducement Equity Incentive Plan.

During the six months ended June 30, 2019, the Company’s Board of Directors approved the issuance of 242 options to newly hired employees. The options were granted with an exercise price equal to the Company’s market price on the respective dates of grant. The fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these stock option awards was $3.94. The weighted-average exercise price of the inducement grants issued during the six months ended June 30, 2019 was $5.81.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Plans

	2019	2018
Expected Life in Years	5.5	5.5
Expected Volatility	81.0%	82.0%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.3%	2.7%

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 187 shares remain available for purchase at June 30, 2019. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 47 shares during the first six months of 2019 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 - Collaborative and Other Research and Development Contracts

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including amendments, are to file IND applications for intravenous (“i.v.”) and intramuscular (“i.m.”) galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, including Yellow Fever and Ebola virus disease, and to conduct an initial Phase 1 human clinical trial. As of June 30, 2019, the total NIAID/HHS contract amount to advance the program through the completion of the Phase I clinical program is $43,035. As of June 30, 2019, all options have been exercised under this contract.

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of June 30, 2019, a total of $20,574 has been awarded under exercised options within this contract.

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

Note 4 - Royalty Monetization

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

In September 2014, Royalty Sub was unable to pay the accrued interest obligation due September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet and thereafter. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of June 30, 2019, the PhaRMA Notes remain in default.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of June 30, 2019, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of the PhaRMA Notes carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments for the six months ended June 30, 2019 and 2018 resulted in losses of $646 and $1,186 respectively. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of June 30, 2019 and December 31, 2018, no collateral was posted under the Currency Hedge Agreement. The Company will not be required to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of June 30, 2019, the maximum amount of hedge collateral the Company may be required to post is $1,950.

Note 5 - Senior Credit Facility

On February 5, 2019, the Company entered into a $100,000 Senior Credit Facility with an affiliate of MidCap Financial Services, LLC, as administrative agent (the “Second Amended and Restated Senior Credit Facility”). Borrowings under the Second Amended and Restated Senior Credit Facility will be available in three tranches, with (i) the first tranche comprised of $50,000 funded at closing, which includes $30,000 of proceeds that were deemed rolled over from the outstanding principal amount under the Company’s prior credit agreement, (ii) the second tranche to be comprised of $30,000, and (iii) the third tranche to be comprised of $20,000, with the second and third tranches to be funded upon the completion of certain contingencies related to the Company’s development activities of its product candidates and the establishment of certain financial covenants. The Second Amended and Restated Senior Credit Facility refinanced and replaced the Amended and Restated Senior Credit Facility dated as of July 20, 2018 (the “Amended and Restated Senior Credit Facility”). The Second Amended and Restated Senior Credit Facility bears a variable interest rate of LIBOR (which shall not be less than 0.5%) plus 8%. The Second Amended and Restated Senior Credit Facility includes an interest-only payment period through June 2020 and scheduled monthly principal and interest payments for the subsequent 30 months. The Company used a portion of the proceeds of the Second Amended and Restated Senior Credit Facility to pay off outstanding amounts under the Amended and Restated Senior Credit Facility and the remainder will be used for general corporate purposes. Under the Second Amended and Restated Senior Credit Facility, the Company must maintain a minimum cash balance of $25,000 of unrestricted cash at all times. The Company has access to an additional second tranche of $30,000 based upon satisfying the positive APeX-2 contingency, and if it does, the unrestricted cash balance minimum increases to $40,000.

As of June 30, 2019, the Company had borrowings of $50,000 under the Second Amended and Restated Senior Credit Facility bearing an interest rate of 10.4%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. The remaining scheduled principal repayments of the Second Amended and Restated Senior Credit Facility are as follows:

Principal Payments
2020	$10,000
2021	20,000
2022	20,000
Total	$50,000

The debt agreement contains two provisions that if deemed probable would create the recognition of an embedded feature; however, we have determined that neither provision is probable.

Note 6 - Stockholders’ Equity

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

Note 7 - Leases

In February 2016, the FASB issued ASU 2016-02: Leases (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most operating leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements , which provides companies with an additional optional transition method to apply the new standard to leases in effect at the adoption date through a cumulative effect adjustment. The Company adopted the new lease standard as of January 1, 2019 using this optional transition method.

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

The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases at December 31, 2018. Certain operating leases provide for renewal options, which can vary by lease. The right-of-use asset and lease liabilities on the Company’s Consolidated Balance Sheet represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. As part of the Company’s assessment of the lease term, the Company elected the hindsight practical expedient, which allows companies to use current knowledge and expectations when determining the likelihood to extend lease options. Renewal options for our leases range from 1 to 5 years in length and begin from 2023 through 2026. The weighted average lease term for the Company’s operating leases was 12.8 years. The discount rate used in the calculation of the Company’s right-of-use asset and lease liability was determined based on the stated rate within each contract when available, or the Company’s collateralized borrowing rate from lending institutions. The weighted average discount rate for the Company’s operating leases was 12.6%.

The Company has not made any residual value guarantees related to its operating leases; therefore, the Company has no corresponding liability recorded on its Consolidated Balance Sheets.

Aggregate lease expense under operating leases was $706 for the six month period ended June 30, 2019. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis. Lease expense for leases with an initial term of twelve months or less was not material.

Future lease payments for assets under operating leases as of June 30, 2019, are as follows:

Remaining Maturities of Lease Liabilities Year Ending December 31,	Operating Leases
2019	$790
2020	1,432
2021	562
2022	510
2023	512
Thereafter	7,766
Total lease payments	11,572
Less imputed interest	6,379
Total	$5,193

Of the Company’s total lease liability, $1,451 is a current liability and $3,742 is a long-term liability at June 30, 2019. The current and long-term portions of the Company’s lease liability are presented within “Accrued expenses” and “Other non-current liabilities” on the Consolidated Balance Sheets. The Company’s right-of use asset balance associated with operating leases totaled $4,001 at June 30, 2019. This amount is presented within “Other long-term assets” on the Consolidated Balance Sheets.

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

Recent Corporate Highlights

BCX7353

APeX-2 Trial: On May 21, 2019, we announced our Phase 3 APeX-2 trial of once-daily, oral BCX7353 for the prevention of hereditary angioedema (HAE) attacks achieved its primary endpoint for both dose levels (110 mg and 150 mg), with the 150 mg dose reducing the attack rate in HAE patients by 44 percent (p<0.001) compared to placebo. Fifty percent of patients receiving 150 mg BCX7353 in APeX-2 had a ≥ 70 percent reduction in their HAE attack rate compared to baseline, compared to 15 percent of placebo patients (p=0.002). Of 108 patients who completed 24 weeks of study drug treatment, 100 percent continued into the ongoing 48 week extension phase of the trial. Both the 110 mg and 150 mg dose levels of once-daily oral BCX7353 were generally safe and well-tolerated. No drug-related serious adverse events were reported.

APeX-2 was a Phase 3 double-blinded, placebo-controlled, three-arm clinical trial evaluating two dose levels of BCX7353 administered orally once-daily as a preventive treatment to reduce the frequency of attacks in patients with HAE. APeX-2 tested once-daily BCX7353 at 110 mg and 150 mg for prevention of angioedema attacks. The trial enrolled patients with Type I and II HAE in the United States, Canada and Europe. The primary efficacy endpoint of APeX-2 is the rate of angioedema attacks over 24 weeks of study drug administration. The trial enrolled and randomized 121 patients. The APeX-2 trial has been amended to extend the duration of dosing through 96 weeks to monitor the long term safety of trial.

APeX-S Trial: APeX-S is a long-term safety trial evaluating two dose levels of BCX7353 administered orally once-daily as a preventive treatment in patients with HAE. APeX-S is an open label two-arm trial to evaluate the safety of once-daily BCX7353 at 110 mg and 150 mg over 48 weeks in patients with Type I and II HAE. The trial will enroll at least 160 patients. On November 6, 2018, we announced we have met the enrollment target of 100 subjects needed at each dose level (cumulative, summing APeX-2 and APeX-S) for regulatory requirements and expect to file an NDA in the fourth quarter of 2019.

The APeX-2 and APeX-S trials were both amended to extend the duration of dosing through 96 weeks.

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

ZENITH-1 was a randomized, double-blind, placebo-controlled, adaptive dose-ranging trial of the efficacy, safety and tolerability of BCX7353 for treatment of acute angioedema attacks, and enrolled subjects with Type I and II HAE. Blinded study drug was dosed as an oral liquid after onset of symptoms, for up to 3 attacks in each subject, with each subject receiving both BCX7353 (for 2 attacks) and placebo (for one attack) in a randomized sequence. The trial was structured for three consecutive cohorts testing single doses of 750 mg, 500 mg and 250 mg.

The company plans to begin ZENITH-2, a Phase 3 clinical trial of oral BCX7353 (750 mg) for the acute treatment of HAE in 2020, upon reaching agreement with regulatory agencies on trial protocol and additional formulation work on the acute oral formulation.

Complement-Mediated Diseases

On June 27, 2019, we announced that we began enrollment of a Phase 1 trial of BCX9930, an oral Factor D inhibitor discovered and developed by us, for the treatment of complement-mediated diseases. The objectives of the trial are to evaluate the safety and tolerability of single and multiple ascending doses of BCX9930 in healthy subjects and to characterize the pharmacokinetic and pharmacodynamic profiles of BCX9930 in single and multiple ascending doses of BCX9930 in healthy subjects. We plan to report the results from this Phase 1 trial in the fourth quarter of 2019.

Galidesivir (formerly BCX4430)

On May 9, 2019, we announced the completion of the Phase 1 clinical trial. In the trial, galidesivir was generally safe and well tolerated. This trial evaluated the safety, tolerability and pharmacokinetics of escalating doses of galidesivir in four single-dose cohorts of 5mg/kg, 10 mg/kg, 15 mg/kg and 20 mg/kg, with a total of 32 volunteers participating. Galidesivir was administered by intravenous infusion. Drug exposures (C max and AUC) at the highest dose were 20,500 ng/mL and 44,600 hr.ng/mL, similar to or greater than drug exposures needed in nonclinical galidesivir treatment experiments in Marburg virus disease and Yellow Fever.

Results of Operations (three months ended June 30, 2019 compared to the three months ended June 30, 2018)

For the three months ended June 30, 2019, total revenues were $1.4 million as compared to $12.5 million for the three months ended June 30, 2018. The decrease was primarily due to recognition of $7.0 million of deferred revenue and a $5.0 million milestone in the second quarter of 2018, both associated with the European Medicines Agency’s (“EMA”) approval of peramivir (ALPIVABTM). Revenues in the second quarter of 2019 included $0.7 million of royalty revenue from Shionogi & Co., Ltd. (“Shionogi”), Green Cross Corporation (“Green Cross”) and Seqirus UK Limited (“SUL”) associated with sales of peramivir in Japan, Taiwan, Korea and the United States and $0.8 million of reimbursement of collaborative expenses from NIAID/HHS and the Biomedical Advanced Research and Development Authority (“BARDA/HHS”) related to the development of galidesivir. Revenues in the second quarter of 2018 included $0.1 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $0.4 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts and $12.0 million associated with milestone revenue and collaborative revenue from corporate partnerships.

Research and development (“R&D”) expenses increased to $27.7 million for the second quarter of 2019 from $21.0 million in 2018. The increase in 2019 R&D expenses, as compared to 2018, was primarily due to increased spending as our HAE programs have progressed and our complement-mediated diseases program entered clinical testing. In addition, the company began recognizing stock option expense for two tranches of performance-based options totaling approximately $2.0 million of expense in the second quarter of 2019.

General and administrative (“G&A”) expenses for the second quarter of 2019 were $8.7 million compared to $9.5 million in the second quarter of 2018. The decrease was primarily due to a $4.9 million reserve recorded in the second quarter of 2018 related to concern regarding the collectability of the EMA approval milestone for peramivir, as well as merger-related costs. These decreases were partially offset by an overall increase in G&A expenses as we prepare for the commercial launch of BCX7353 and an increase in legal costs associated with our ongoing Seqirus UK Limited (Seqirus) dispute.

Interest and other income was $0.5 million in the second quarter of 2019, compared to $0.5 million in the second quarter of 2018.

Interest expense, which is primarily related to our non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011 and borrowings under our Second Amended and Restated Senior Credit Facility, was $3.0 million in the second quarter of 2019, compared to $2.2 million in the second quarter of 2018.

A mark to market loss of $1.1 million related to our Currency Hedge Agreement was recognized in the second quarter of 2019, compared to a mark to market gain of $0.6 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized currency exchange gains of $0.8 million and $0.9 million during the second quarters of 2019 and 2018, respectively, associated with the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

Results of Operations (six months ended June 30, 2019 compared to the six months ended June 30, 2018)

For the six months ended June 30, 2019, total revenues were $7.3 million as compared to $16.5 million for the six months ended June 30, 2018. The decrease in revenue was primarily associated with the recognition of $7.0 million of deferred revenue and a $5.0 million milestone payment, both associated with the EMA approval of peramivir in the second quarter of 2018. These revenues were partially offset by the recognition of $1.7 million of peramivir product sales to Green Cross, the company’s commercial partner in Korea, and an increase in revenue from galidesivir development under U.S. government contracts.

Revenues in the first six months of 2019 included $1.7 million of peramivir product revenue from inventory sales to our commercial partners, $3.0 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea and $2.6 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts. Revenues in the first six months of 2018 included $3.8 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea, $0.7 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts and $12.0 million associated with milestone revenue and collaborative revenue from corporate partnerships.

R&D expenses increased to $55.2 million for the first six months of 2019 from $39.5 million in 2018. The increase in 2019 R&D expenses, as compared to 2018, was primarily due to increased spending as our HAE programs have progressed and our complement-mediated disorder programs have entered clinical testing.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
R&D expenses by program:
BCX7353	$16,152	$14,452	$32,407	$26,324
BCX9930	5,602	1,919	10,830	4,418
Galidesivir	893	425	2,547	755
BCX9250	2,000	2,033	3,522	3,262
Peramivir	590	460	1,204	1,214
Other research, preclinical and development costs	2,444	1,721	4,664	3,478
Total R&D expenses	$27,681	$21,010	$55,174	$39,451

G&A expenses for the first six months of 2019 were $14.9 million compared to $17.1 million in the first six months of 2018. The decrease was primarily due to a $4.9 million reserve recorded in the second quarter of 2018 related to concern regarding the collectability of the EMA approval milestone for peramivir, as well as merger-related costs. These decreases were partially offset by an overall increase in G&A expenses associated with legal costs with our ongoing Seqirus dispute and commercial costs as we prepare for the commercial launch of BCX7353.

Interest and other income was $1.1 million in the first six months of 2019, compared to $1.0 million in the first six months of 2018.

Interest expense was $5.8 million in the first six months of 2019, compared to $4.4 million in the first six months of 2018.

A mark-to-market loss of $0.6 million was recognized in the first six months of 2019 related to our foreign currency hedge, compared to a mark-to-market loss of $1.2 million in the same period in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized currency exchange gains of $0.8 million and $0.9 million in the second quarter of 2019 and 2018, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge. In addition, we realized currency exchange gains of $0.8 million and $0.9 million during the second quarters of 2019 and 2018, respectively, associated with the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

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

As of June 30, 2019, we had net working capital of $31.8 million, a decrease of approximately $13.1 million from $44.9 million at December 31, 2018. The decrease in working capital was principally due to our normal operating expenses associated with the development of our product candidates partially offset by proceeds from the Second Amended and Restated Senior Credit Facility. Our principal sources of liquidity at June 30, 2019 were approximately $30.8 million in cash and cash equivalents and approximately $62.1 million in investments considered available-for-sale. On February 6, 2019, we replaced our prior $30.0 million Amended and Restated Senior Credit Facility with our Second Amended and Restated Senior Credit Facility. The Second Amended and Restated Senior Credit Facility provided $20.0 million of immediate additional non-dilutive capital and an interest-only payment period through June 2020, both of which extend our cash runway and provide us the financial flexibility to draw another $50.0 million of milestone-based non-dilutive capital at our option upon meeting future contingencies. We anticipate our cash and investments will fund our operations into 2020.

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

With the funds available at June 30, 2019 and the Second Amended and Restated Senior Credit Facility, we believe our financial resources will be sufficient to fund our operations into 2020. We have sustained operating losses for the majority of our corporate history and expect that our 2019 expenses will exceed our 2019 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, our planned operations raise doubt about our ability to continue as a going concern through 2020. Our liquidity needs will be largely determined by the success of operations in regard to the progression of our product candidates in the future. We also may consider other plans to fund operations through 2020 including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events and our decisions in the future.

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

Financial Outlook for 2019

Based upon our development plans, expected operations and our awarded government contracts, we expect our 2019 operating cash usage to be in the range of $105 to $130 million, and expect our total 2019 operating expenses to be in the range of $120 to $145 million. Our operating expense range excludes equity-based compensation expense due to the difficulty in accurately projecting this expense as it is significantly impacted by the volatility and price of our stock, as well as vesting of our outstanding performance-based stock options. Although not in our operating expense guidance above, approximately $3.5 million of stock option expense will be recognized in the remaining two quarters of 2019 associated with the two tranches of performance-based options mentioned earlier. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of June 30, 2019, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

Inventory

Our inventory consists primarily of peramivir work in process, which is valued at the lower of cost or net realizable value using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. In connection with the FDA approval of RAPIVAB and other regulatory approvals, we began capitalizing costs associated with the production of peramivir inventories.

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

Currency Hedge Agreement

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18, 2020, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of June 30, 2019, the maximum amount of hedge collateral we may be required to post is $2.0 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by U.S. GAAP. We are also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of June 30, 2019, no collateral was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the preclinical development, clinical development, commercialization, or post-marketing studies of our product candidates and products, including our acute and prophylactic HAE programs, BCX9930, BCX9250, peramivir, galidesivir, and early stage discovery programs;

•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir;

•	the potential for government stockpiling orders of peramivir and galidesivir, additional regulatory approvals of peramivir, or milestones, royalties or profit from sales of peramivir by us or our partners;

•	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our product candidates;

•	the outcome, cost and timing of any resolution of disputes and legal proceedings, including but not limited to disputes with our partners SUL and Shionogi;

•	plans, programs, progress and potential success of our collaborations, including SUL for peramivir, Mundipharma for mundesine and Shionogi and Green Cross for peramivir in their territories;

•	our and MDCP, LLC’s ability to satisfy obligations under our Second Amended and Restated Senior Credit Facility;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes;

•	the Currency Hedge Agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;

•	our ability to continue as a going concern;

•	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;

•	the timing or likelihood of entering into additional U.S. government stockpile orders and our ability to execute all such orders;

•	our ability to raise additional capital to fund our operations or repay our recourse debt obligations;

•	our ability to comply with the covenants as set forth in the agreements governing our debt obligations;

•	our financial performance; and

•	competitive companies, technologies and our industry.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Second Amended and Restated Senior Credit Facility. The interest rate applicable to our borrowings under the PhaRMA Notes is fixed at 14.0% and the Second Amended and Restated Senior Credit Facility bears a floating interest rate based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that we are required to make on the Second Amended and Restated Senior Credit Facility. As of June 30, 2019, our Second Amended and Restated Senior Credit Facility had an interest rate of 10.4%.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark to market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay an annual premium in the amount of $2.0 million on May 18, 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. As of June 30, 2019, the maximum amount of hedge collateral we may be required to post is $2.0 million.

Item 4.     Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception, we have not achieved sustained profitability. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts and commercial activities progress. We expect that such losses will fluctuate from quarter to quarter and losses and fluctuations may be substantial.

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

To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process and related regulatory process are complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential. We may suffer significant setbacks in pivotal pre-clinical studies and clinical trials (e.g. BCX7353, BCX9930, BCX9250 and galidesivir), even after earlier clinical trials show promising results. The development of our product candidates, including our clinical trials, may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any of our product candidates may produce undesirable side effects in humans. Any of our product candidates, including BCX7353, BCX9930 and BCX9250, may indicate or produce undesirable or inconclusive data in our pre-clinical and clinical studies. The pre-clinical data (including without limitation carcinogenicity, drug-drug interaction studies and toxicity studies) and clinical data from our product candidates, including BCX7353, BCX9930, and BCX9250, could cause us or regulatory authorities to interrupt, delay, modify or halt preclinical or clinical trials of a product candidate or may result in restrictions or warnings that could impact development and the ultimate commercial outcome for a product candidate. Undesirable or inconclusive data or side effects in humans could also result in the U.S. Food and Drug Administration (the “FDA”) or foreign regulatory authorities refusing to approve the product candidate for any targeted indications or require restrictions or warnings that could impact development or the ultimate commercial success for a product candidate. In addition, the FDA or other regulatory agencies may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and regulatory agencies may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Pre-clinical studies (including without limitation carcinogenicity, drug-drug interaction studies and toxicity studies) and clinical trials for our product candidates, including BCX7353, BCX9930, and BCX9250, and the overall analysis of the balance of safety and efficacy may fail to demonstrate that our product candidates are safe or effective, which could limit or eliminate the expected commercial viability of those product candidates. Regulatory authorities may interrupt, delay or halt clinical trials for a product candidate for any number of reasons.

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

Clinical trials are lengthy and expensive. We or our partners incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet we cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrollment. Lack of adequate drug supply or delays in patient enrollment, including for APeX-2, APeX-S and APeX-J, can result in increased costs and longer development times. Even if we or our partners successfully complete clinical trials for our product candidates, we or our partners might not file the required regulatory submissions in a timely manner and may not receive regulatory approval for the product candidates.

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

Although we have received Sakigake designation for BCX7353 in Japan, we may not experience a faster development, review or approval process compared to the conventional process, and we could lose the Sakigake designation.

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

We are performing research on or developing products for the treatment of several rare diseases, including HAE, FOP and diseases of the complement system, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we are developing and plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with the current neuraminidase inhibitors marketed by GlaxoSmithKline plc and F. Hoffmann-La Roche Ltd. for influenza; CINRYZE®, KALBITOR®, FIRAZYR®, and TAKHZYRO™, marketed by Shire plc (“Shire”) or its affiliates, including Takeda Pharmaceutical Company, Ltd., for HAE; BERINERT® and HAEGARDA®, marketed by CSL Limited (“CSL”) for HAE; RUCONEST®, marketed by Pharming Healthcare, Inc. (“Pharming”) for HAE; and SOLIRIS® and ULTOMIRIS™, marketed by Alexion Pharmaceuticals, Inc. for paroxysmal nocturnal hemoglobinuria (“PNH”), atypical hemolytic uremic syndrome, and myasthenia gravis.

Further, several pharmaceutical and biotechnology firms have announced efforts in HAE and in other therapeutic areas where we have discovery and development efforts ongoing. KalVista Pharmaceuticals, Inc. has announced plans to conduct a Phase 2 clinical trial in 2019 of an oral kallikrein inhibitor (KVD900) as a treatment for acute attacks. KalVista (KVD824) and Attune Pharmaceuticals, Inc. (ATN-249) also have oral kallikrein inhibitors in Phase 1 clinical trials that may be developed as treatments for HAE. CSL has an anti-factor XII Mab (CSL312) in Phase 2 clinical development in HAE patients. The drug substance patent of Shire’s acute treatment, Firazyr, expired in July 2019, which will allow for potential generic entrants to enter the therapeutic space. Currently, there are five investigational therapeutics under a compassionate use/expanded access framework that can be available in an outbreak setting to treat Ebola virus disease. In early 2018, Shionogi announced the approval in Japan of Xofluza, an oral treatment for influenza, which also received approval from the FDA in October of 2018. For FOP, Clementia Pharmaceuticals, acquired in April 2019 by Ipsen, is developing palovarotene, an oral therapy that is in Phase 2 and 3 trials; Regeneron Pharmaceuticals, Inc.’s injectable REGN2477 is in Phase 2; and Blueprint Medicines Corporation’s BLU-782 is expected to begin phase 1 trials in 2019. There are many additional potential competitors in PNH and other complement-mediated diseases. Achillion Pharmaceuticals Inc., Novartis AG and ChemoCentryx, Inc. all have oral complement inhibitors in Phase 2 or Phase 3 clinical trials. Apellis Pharmaceuticals Inc., Ra Pharmaceuticals, Inc., and Omeros Corporation are also developing novel complement inhibitors that have reached Phase 2 or Phase 3 clinical trials. SOLIRIS is no longer under patent protection and one or more biosimilar versions of that product may be developed. If one or more of our competitors’ products or programs, including potential competitors not listed, are successful, the market for our products may be reduced or eliminated.

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

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time. Additional funding, whether through additional sales of securities, additional borrowings, or collaborative arrangements with partners, including governmental agencies in general and from any BARDA/HHS or NIAID/HHS contract specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under our secured credit facility with MidCap Financial, a Delaware statutory trust (“MidCap”), pursuant to the terms and conditions of that certain Second Amended and Restated Credit and Security Agreement, dated as of February 5, 2019, between the Company, MDCP, LLC, MidCap, and the lenders thereto (the “Second Amended and Restated Senior Credit Facility”). In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

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

Commercialization success of peramivir is uncertain and is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, commercialization of peramivir products is subject to further risks and may be negatively impacted by a number of factors, including, but not limited to, the following:

•	peramivir may not prove to be adequately safe and effective for market approval in markets other than the United States, Canada, Japan, Korea , Taiwan, Australia and the European Union;

•	necessary funding for post-marketing commitments and further development of peramivir may not be available timely, at all, or in sufficient amounts;

•	flu prevention or pandemic treatment concerns may not materialize at all, or in the near future;

•	advances in flu vaccines or other antivirals, including competitive i.v. antivirals, could substantially replace potential demand for peramivir;

•	a limited number of governmental entities are expected to be the primary potential stockpiling customers for peramivir and if we are not successful at marketing peramivir to these entities for any reason, we will not receive substantial revenues from stockpiling orders;

•	government and third party payors may not provide sufficient coverage or reimbursement which would negatively impact the demand for peramivir;

•	we may not be able to supply commercial material to our partners and our partners may not be able to maintain or establish sufficient and acceptable commercial manufacturing, either directly or through third-party manufacturers;

•	the commercial demand and acceptance for peramivir by healthcare providers and by patients may not be sufficient to result in substantial revenues of peramivir to our partners and may result in little to no milestones or royalties to us;

•	effectiveness of marketing and commercialization efforts for peramivir by our partners;

•	market satisfaction with existing alternative therapies;

•	perceived efficacy relative to other available therapies;

•	disease prevalence;

•	cost of treatment;

•	pricing and availability of alternative products;

•	marketing and sales activities of competitors;

•	shifts in the medical community to new treatment paradigms or standards of care; and

•	relative convenience and ease of administration.

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

In addition, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the absence of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the United Kingdom from the EU would have and how such withdrawal would affect us, and the full extent to which our business could be adversely affected.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2019, the 52-week range of the market price of our stock was from $2.80 to $9.95 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of July 31, 2019, there were 110,438.425 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of July 31, 2019, there were a total of 18,724,628 stock options outstanding, 4,104,450 shares available for issuance under our Amended and Restated Stock Incentive Plan, 716,276 shares available for issuance under our Inducement Equity Incentive Plan, and 119,194 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Stock Incentive Plan or Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Item 6.     Exhibits

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.7	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

(10.1)	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Megan Sniecinski, dated May 31, 2019.

10.2	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as Amended and Restated April 12, 2019). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 4, 2019.

10.3	BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (effective as of April 24, 2019). Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (File No. 333-231108) filed April 29, 2019.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and six months ended June 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

( )	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 2019.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

