Form 10-Q
period 2019-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2019-11-08
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of October 31, 2019 was 110,438,425.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2019 and December 31, 2018

(In thousands, except per share data)

	2019 (Unaudited)	2018 (Note 1)
Assets
Cash and cash equivalents	$29,903	$26,731
Restricted cash	1,547	1,544
Investments	38,532	77,736
Receivables from collaborations	3,598	4,293
Inventory	1,776	1,649
Prepaid expenses and other current assets	3,447	2,399
Total current assets	78,803	114,352
Investments	—	22,376
Property and equipment, net	7,452	9,135
Other assets	4,245	978

Total assets	$90,500	$146,841

Liabilities and Stockholders’ Equity
Accounts payable	$10,084	$7,769
Accrued expenses	24,954	15,938
Interest payable	13,423	11,848
Deferred collaboration revenue	221	221
Senior credit facility	4,036	4,580
Non-recourse notes payable	29,451	29,121
Total current liabilities	82,169	69,477
Deferred rent	—	54
Other non-current liabilities	3,543	2,703
Senior credit facility	46,041	25,372
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized — 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized — 200,000; shares issued and outstanding — 110,438 in 2019 and 110,063 in 2018	1,104	1,101
Additional paid-in capital	795,589	780,400
Accumulated other comprehensive income (loss)	60	(297)
Accumulated deficit	(838,006)	(731,969)
Total stockholders’ (deficit) equity	(41,253)	49,235

Total liabilities and stockholders’ equity	$90,500	$146,841

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2019 and 2018

(In thousands, except per share data-Unaudited)

	Three Months		Nine Months
	2019	2018	2019	2018
Revenues
Product sales	$335	$—	$2,014	$—
Royalty revenue	508	523	3,526	4,326
Collaborative and other research and development	932	931	3,570	13,598
Total revenues	1,775	1,454	9,110	17,924
Expenses
Cost of product sales	—	—	1,399	—
Research and development	25,120	22,006	80,294	61,457
Selling, general and administrative	11,735	7,923	26,632	25,024
Royalty	18	18	131	401
Total operating expenses	36,873	29,947	108,456	86,882
Loss from operations	(35,098)	(28,493)	(99,346)	(68,958)
Interest and other income	402	611	1,545	1,566
Interest expense	(3,044)	(2,346)	(8,805)	(6,762)
Gain on foreign currency derivative	148	631	331	334
Net loss	$(37,592)	$(29,597)	$(106,275)	$(73,820)
Unrealized gain (loss) on available for sale investments	19	42	357	(167)
Comprehensive loss	$(37,573)	$(29,555)	$(105,918)	$(73,987)

Basic and diluted net loss per common share	$(0.34)	$(0.28)	$(0.96)	$(0.73)
Weighted average shares outstanding	110,416	105,410	110,308	100,955

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2019 and 2018

(In thousands-Unaudited)

	2019	2018
Operating activities
Net loss	$(106,275)	$(73,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	539	572
Stock-based compensation expense	14,031	7,072
Amortization of debt issuance costs	936	676
Amortization of premium/discount on investments	1	152
Change in fair value of foreign currency derivative	532	606
Changes in operating assets and liabilities:
Receivables	695	2,723
Inventory	(127)	(821)
Prepaid expenses and other assets	(1,018)	(1,063)
Deferred collaboration expense	—	144
Accounts payable and accrued expenses	9,975	3,947
Interest payable	1,575	(1,668)
Deferred revenue	—	(7,100)
Net cash used in operating activities	(79,136)	(68,580)

Investing activities
Acquisitions of property and equipment	(263)	(262)
Purchases of investments	(3,018)	(43,158)
Sales and maturities of investments	64,954	51,355
Net cash provided by investing activities	61,673	7,935

Financing activities
Sale of common stock, net	—	53,400
Proceeds from senior credit facility	19,477	10,353
Payment of senior credit facility	—	(4,025)
Net proceeds from common stock issued under stock-based compensation plans	1,161	1,495
Decrease in lease financing obligation	—	(56)
Net cash provided by financing activities	20,638	61,167

Increase in cash, cash equivalents and restricted cash	3,175	522
Cash, cash equivalents and restricted cash at beginning of period	28,275	53,568

Cash, cash equivalents and restricted cash at end of period	$31,450	$54,090

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)

Three and Nine Months Ended September 30, 2019 and 2018

 (In thousands, except per share amounts - Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2018	$1,101	$780,400	$(297)	$(731,969)	$49,235
Impact to retained earnings from adoption of ASC 842	—	—	—	238	238
Net loss	—	—	—	(31,054)	(31,054)
Other comprehensive income	—	—	208	—	208
Exercise of stock options, 160 shares, net	2	341	—	—	343
Employee stock purchase plan sales, 47 shares, net	—	220	—	—	220
Stock-based compensation expense	—	3,317	—	—	3,317
Balance at March 31, 2019	1,103	784,278	(89)	(762,785)	22,507
Net loss	—	—	—	(37,629)	(37,629)
Other comprehensive income	—	—	130	—	130
Exercise of stock options, 100 shares, net	1	413	—	—	414
Stock-based compensation expense	—	5,385	—	—	5,385
Balance at June 30, 2019	1,104	790,076	41	(800,414)	(9,193)
Net loss	—	—	—	(37,592)	(37,592)
Other comprehensive income	—	—	19	—	19
Employee stock purchase plan sales, 68 shares, net	—	184	—	—	184
Stock-based compensation expense	—	5,329	—	—	5,329
Balance at September 30, 2019	$1,104	$795,589	$60	$(838,006)	$(41,253)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2017	$984	$714,869	$(243)	$(631,843)	$83,767
Impact to retained earnings from adoption of ASC 606	—	—	—	1,126	1,126
Net loss	—	—	—	(25,777)	(25,777)
Other comprehensive loss	—	—	(233)	—	(233)
Exercise of stock options, 242 shares, net	2	79	—	—	81
Employee stock purchase plan sales, 49 shares, net	1	186	—	—	187
Stock-based compensation expense	—	2,903	—	—	2,903
Balance at March 31, 2018	987	718,037	(476)	(656,494)	62,054
Net loss	—	—	—	(18,446)	(18,446)
Other comprehensive income	—	—	24	—	24
Exercise of stock options, 226 shares, net	2	466	—	—	468
Stock-based compensation expense	—	2,084	—	—	2,084
Balance at June 30, 2018	989	720,587	(452)	(674,940)	46,184
Net loss	—	—	—	(29,597)	(29,597)
Other comprehensive income	—	—	42	—	42
Issuance of common stock, 10,455 shares, net	105	53,295	—	—	53,400
Exercise of stock options, 200 shares, net	2	593	—	—	595
Employee stock purchase plan sales, 43 shares, net	—	164	—	—	164
Stock-based compensation expense	—	2,085	—	—	2,085
Balance at September 30, 2018	$1,096	$776,724	$(410)	$(704,537)	$72,873

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

With the funds available at September 30, 2019 and the Second Amended and Restated Senior Credit Facility (defined in Note 5), the Company believes its financial resources will be sufficient to fund its operations into 2020. The Company has sustained operating losses for the majority of its corporate history and expects that its 2019 expenses will exceed its 2019 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, its planned operations raise doubt about its ability to continue as a going concern through 2020. The Company’s liquidity needs will be largely determined by the success of operations in regard to the progression of its product candidates in the future. The Company will consider the following plans to fund operations through 2020 and beyond including: (1) securing or increasing U.S. Government funding of its programs, including obtaining additional and delivering on procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones and/or royalties; (3) raising additional capital through equity and/or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on research and development programs, including by discontinuing and suspending development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants, units or debt securities, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

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

Restricted Cash

Restricted cash as of September 30, 2019 reflects $133 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,414 the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At September 30, 2019, the Company believes that the cost of its investments is recoverable in all material respects.

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

	September 30, 2019
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$16,464	$86	$38	$(2)	$16,586
Corporate debt securities	19,360	151	19	(5)	19,525
Certificates of deposit	2,398	13	10	—	2,421
Total investments	$38,222	$250	$67	$(7)	$38,532

	December 31, 2018
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$50,613	$176	$15	$(131)	$50,673
Corporate debt securities	45,793	254	4	(171)	45,880
Certificates of deposit	3,559	14	—	(14)	3,559
Total investments	$99,965	$444	$19	$(316)	$100,112

The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Maturing in one year or less	$38,532	$77,736
Maturing after one year through two years	—	22,376
Total investments	$38,532	$100,112

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

At September 30, 2019 and December 31, 2018, the Company had the following receivables.

	September 30, 2019
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$477	$1,292	$1,769
Shionogi & Co. Ltd.	160	—	160
Green Cross Corporation	303	27	330
Mundipharma International Holdings Limited	40	—	40
Seqirus UK Limited	947	352	1,299
Total receivables	$1,927	$1,671	$3,598

	December 31, 2018
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$1,525	$1,525
Shionogi & Co. Ltd.	854	—	854
Green Cross Corporation	876	28	904
Mundipharma International Holdings Limited	44	—	44
Seqirus UK Limited	940	26	966
Total receivables	$2,714	$1,579	$4,293

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

Inventory

At September 30, 2019 and December 31, 2018, the Company’s inventory consisted primarily of peramivir work in process. Inventory is stated at the lower of cost and net realizable value, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of September 30, 2019 and December 31, 2018, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. No reclassifications out of accumulated other comprehensive loss were recorded during the nine months ended September 30, 2019. Realized losses of $1 were reclassified out of accumulated other comprehensive loss during the nine months ended September 30, 2018.

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

The Company recorded the following revenues for the three and nine months ended September 30, 2019 and 2018:

	Three Months		Nine Months
	2019	2018	2019	2018
Product sales	$335	$—	$2,014	$—
Royalty revenue	508	523	3,526	4,326
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	932	931	3,570	1,598
Seqirus UK Limited	—	—	—	12,000
Total collaborative and other research and development revenues	932	931	3,570	13,598
Total revenues	$1,775	$1,454	$9,110	$17,924

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended September 30, 2019 and 2018 was $3,042 and $2,346, respectively, and for the nine months ended September 30, 2019 and 2018 was $8,803 and $6,762, respectively, related to the issuance of the PhaRMA Notes (defined in Note 4) and the Second Amended and Restated Senior Credit Facility (defined in Note 5). Costs directly associated with the issuance of the PhaRMA Notes and the Senior Credit Facility have been capitalized and are netted against the non-recourse notes payable and senior credit facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the PhaRMA Notes and the Second Amended and Restated Senior Credit Facility using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $341 and $222 for each of the three months ended September 30, 2019 and 2018, respectively, and $936 and $676 for each of the nine months ended September 30, 2019 and 2018, respectively.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the nine months ended September 30, 2019 and 2018 resulted in losses of $532 and $606, respectively. Mark to market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. In addition, the Company realized currency exchange gains of $863 and $940 during the first nine months of 2019 and 2018, respectively, associated with the exercise of a U.S. dollar/Japanese yen currency option under the Currency Hedge Agreement. The Company is also required to post collateral in connection with the mark to market adjustments based on thresholds defined in the Currency Hedge Agreement. As of both September 30, 2019 and December 31, 2018, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended September 30, 2019 and 2018 does not include 541 and 2,475, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2019 and 2018 does not include 1,892 and 2,071, respectively, of such potential common shares, as their impact would be anti-dilutive.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms greater than 12 months. This update also introduces new disclosure requirements for leasing arrangements. In July 2018, the FASB issued Accounting Standards Update No. 2018-11: Targeted Improvements to Leases (“ASU 2018-11”), which provides companies with an additional transition method that allows the effects of the adoption of the new standard to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 as of January 1, 2019 using the optional transition method set forth in ASU 2018-11.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  In addition, ASU 2016-13 requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. ASU 2016-13 requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. ASU 2016-13 is effective for public companies for interim and annual periods beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Note 2 - Stock-Based Compensation

As of September 30, 2019, the Company had three stock-based employee compensation plans, the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Inducement Equity Incentive Plan (“Inducement Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated on April 19, 2019 and approved by the Company’s stockholders on May 29, 2019. The Inducement Plan was adopted by the Board of Directors on April 24, 2019. The ESPP was amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $14,031 ($13,635 of expense related to the Incentive Plan, $164 of expense related to the Inducement Plan and $232 of expense related to the ESPP) was recognized during the first nine months of 2019, while $7,072 ($6,899 of expense related to the Incentive Plan and $173 of expense related to the ESPP) was recognized during the first nine months of 2018.

There was approximately $25,703 of total unrecognized compensation cost related to non-vested stock option awards granted by the Company as of September 30, 2019. That cost is expected to be recognized as follows: $3,741 during the remainder of 2019, $8,976 in 2020, $6,981 in 2021, $5,577 in 2022 and $428 in 2023. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” becomes probable.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards and restricted stock units granted to employees generally vest 25% each year until fully vested after four years. In August 2013 and December 2014, the Company issued 1,032 and 1,250 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of September 30, 2019, 75% of the August 2013 grants have vested based upon achievement of three milestones and 30% of the December 2014 grants have vested based upon achievement of a single milestone. During the first nine months of 2019, the Company recognized $4,438 of stock compensation expense related to two milestones within the December 2014 grants for which achievement became probable. Stock option awards granted to non-employee directors of the Company generally vest over one year. All stock option awards have contractual terms of 5 to 10 years. The vesting and exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2018	805	17,491	$6.49
Plan amendment	4,000	—	—
Stock option awards granted	(866)	866	6.72
Stock option awards exercised	—	(251)	3.75
Stock option awards cancelled	124	(124)	7.25
Balance September 30, 2019	4,063	17,982	$6.53

For stock option awards granted under the Incentive Plan during the first nine months of 2019 and 2018, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first nine months of 2019 and 2018 was $4.57 and $4.22, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method.

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

During the nine months ended September 30, 2019, the Company’s Board of Directors approved the issuance of 999 options to newly hired employees. The options were granted with an exercise price equal to the Company’s market price on the respective dates of grant. The fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these stock option awards was $2.72. The weighted-average exercise price of the inducement grants issued during the nine months ended September 30, 2019 was $4.03.

The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first nine months of 2019 and 2018. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Plans

	2019	2018
Expected Life in Years	5.5	5.5
Expected Volatility	81.0%	82.0%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.0%	2.8%

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 119 shares remain available for purchase at September 30, 2019. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 115 shares during the first nine months of 2019 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 - Collaborative and Other Research and Development Contracts

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including amendments, are to file IND applications for intravenous (“i.v.”) and intramuscular (“i.m.”) galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, including Yellow Fever and Ebola virus disease, and to conduct an initial Phase 1 human clinical trial. As of September 30, 2019, the total NIAID/HHS contract amount to advance the program through the completion of the Phase I clinical program is $43,035. As of September 30, 2019, all options have been exercised under this contract.

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of September 30, 2019, a total of $20,574 has been awarded under exercised options within this contract.

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

The Company and SUL are engaged in a formal dispute resolution process, which has now entered arbitration proceedings. The dispute involves many items under the SUL Agreement including, but not limited to, the EMA approval milestone payment, which the Company maintains is due under the contract, as well as appropriately commercializing peramivir in the Territory. Arbitration proceedings, like other legal proceedings, are inherently uncertain. As a result, there is no assurance that the Company will prevail in the arbitration.

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

In December 2017, the Company, on behalf of Royalty Sub, instituted arbitration proceedings against Shionogi in order to resolve a dispute with Shionogi under the Shionogi Agreement regarding the achievement of sales milestones and escalating royalties. In August 2019, the tribunal resolved the dispute in favor of Shionogi, consequently the milestone was deemed not achieved and the royalty rate remains the same.

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

In September 2014, Royalty Sub was unable to pay the accrued interest obligation due September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet and thereafter. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of September 30, 2019, the PhaRMA Notes remain in default.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of September 30, 2019, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 50% of the PhaRMA Notes carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP.

The PhaRMA Notes are redeemable at the option of Royalty Sub at any time at a redemption price equal to the outstanding principal balance of the PhaRMA Notes being redeemed plus accrued and unpaid interest through the redemption date on the PhaRMA Notes being redeemed.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, the Company has the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which the Company may be required to pay a premium in each year through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $1,950 will be required if, on May 18 of the relevant year, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement.

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments for the nine months ended September 30, 2019 and 2018 resulted in losses of $532 and $606 respectively. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of September 30, 2019 and December 31, 2018, no collateral was posted under the Currency Hedge Agreement. The Company will not be required to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of September 30, 2019, the maximum amount of hedge collateral the Company may be required to post is $1,950.

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

As of September 30, 2019, the Company had borrowings of $50,000 under the Second Amended and Restated Senior Credit Facility bearing an interest rate of 10.1%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. The remaining scheduled principal repayments of the Second Amended and Restated Senior Credit Facility are as follows:

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

Aggregate lease expense under operating leases was $1,064 for the nine month period ended September 30, 2019. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis. Lease expense for leases with an initial term of twelve months or less was not material.

Future lease payments for assets under operating leases as of September 30, 2019, are as follows:

Remaining Maturities of Lease Liabilities Year Ending December 31,	Operating Leases
2019	$400
2020	1,450
2021	580
2022	519
2023	512
Thereafter	7,765
Total lease payments	11,226
Less imputed interest	6,231
Total	$4,995

Of the Company’s total lease liability, $1,452 is a current liability and $3,543 is a long-term liability at September 30, 2019. The current and long-term portions of the Company’s lease liability are presented within “Accrued expenses” and “Other non-current liabilities” on the Consolidated Balance Sheets. The Company’s right-of use asset balance associated with operating leases totaled $3,799 at September 30, 2019. This amount is presented within “Other long-term assets” on the Consolidated Balance Sheets.

Note 8 – Subsequent Event

Torii Commercialization and License Agreement

On November 5, 2019, the Company announced that it had entered into a Commercialization and License Agreement (the “Torii Agreement”) with Torii Pharmaceutical Co., Ltd. (“Torii”), granting Torii the exclusive right to commercialize BCX7353 in Japan. Under the Torii Agreement, the Company will receive an upfront, non-refundable payment of $22,000 and may be eligible to receive an additional milestone payment of either $20,000 if Japan’s Pharmaceuticals and Medical Devices Agency (the “PMDA”) grants regulatory approval on or before December 31, 2020, or $15,000 if regulatory approval is granted on or before December 31, 2021. In either case, the regulatory milestone payment is contingent upon receipt of a reimbursement price approval from Japan’s National Health Insurance system in excess of the threshold specified in the Agreement. In addition, the Company will be entitled to receive tiered royalty payments based on the amount of annual net sales of BCX7353 in Japan during each calendar year. If BCX7353 maintains its Sakigake designation during the PMDA review, the tiered royalty rate will range from twenty percent to forty percent of net sales, otherwise, the tiered royalty rate will range from fifteen percent to thirty-five percent of net sales.

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

APeX-2 was a Phase 3 double-blinded, placebo-controlled, three-arm clinical trial evaluating two dose levels of BCX7353 administered orally once-daily as a preventive treatment to reduce the frequency of attacks in patients with HAE. APeX-2 tested once-daily BCX7353 at 110 mg and 150 mg for prevention of angioedema attacks. The trial enrolled patients with Type I and II HAE in the United States, Canada and Europe. The primary efficacy endpoint of APeX-2 is the rate of angioedema attacks over 24 weeks of study drug administration. The trial enrolled and randomized 121 patients. The APeX-2 trial has been amended to extend the duration of dosing through 96 weeks to monitor the long term safety of BCX7353.

APeX-S Trial: APeX-S is a long-term safety trial evaluating two dose levels of BCX7353 administered orally once-daily as a preventive treatment in patients with HAE. APeX-S is an open label two-arm trial to evaluate the safety of once-daily BCX7353 at 110 mg and 150 mg over 48 weeks in patients with Type I and II HAE. The trial will enroll approximately 475 patients.

On November 6, 2018, we announced we have met the enrollment target of 100 subjects needed at each dose level (cumulative, summing APeX-2 and APeX-S) for regulatory requirements and expect to submit an NDA in the fourth quarter of 2019. The APeX-2 and APeX-S trials were both amended to extend the duration of dosing through 96 weeks.

APeX-J Trial: We have completed enrollment in the APeX-J trial in Japan, designed to support potential Japanese approval of BCX7353 for the prevention of HAE attacks.

Torii Commercialization and License Agreement: On November 5, 2019, we announced that we had entered into a Commercialization and License Agreement (the “Torii Agreement”) with Torii Pharmaceutical Co., Ltd. (“Torii”), granting Torii the exclusive right to commercialize BCX7353 in Japan. Under the Torii Agreement, we will receive an upfront, non-refundable payment of $22 million and may be eligible to receive an additional milestone payment of either $20 million if Japan’s Pharmaceuticals and Medical Devices Agency (the “PMDA”) grants regulatory approval on or before December 31, 2020, or $15 million if regulatory approval is granted on or before December 31, 2021. In either case, the regulatory milestone payment is contingent upon receipt of a reimbursement price approval from Japan’s National Health Insurance system in excess of the threshold specified in the Agreement. In addition, we will be entitled to receive tiered royalty payments based on the amount of annual net sales of BCX7353 in Japan during each calendar year. If BCX7353 maintains its Sakigake designation during the PMDA review, the tiered royalty rate will range from twenty percent to forty percent of net sales, otherwise, the tiered royalty rate will range from fifteen percent to thirty-five percent of net sales.

Complement-Mediated Diseases

On October 28, 2019, we announced interim results from an ongoing Phase 1 trial of BCX9930, our oral Factor D inhibitor. The results showed that BCX9930 was safe and generally well tolerated, and demonstrated rapid, sustained >95% suppression of the alternative pathway of the complement system at 100 mg every 12 hours in healthy subjects. Based on these results, we have decided to complete the multiple ascending dose component of the trial as well as to advance the program into a proof of concept (“PoC”) study in paroxysmal nocturnal hemoglobinuria (“PNH”) patients (part 3 of the trial).

BCX9250

On November 1, 2019, we announced that we had begun a Phase 1 clinical trial with BCX9250, an oral activin receptor-like kinase-2 inhibitor discovered and developed by the Company for the treatment of FOP. The Phase 1 trial will evaluate single and multiple ascending doses of oral BCX9250 in healthy volunteers.

RAPIVAB® (peramivir injection)

On September 26, 2019, we announced the U.S. Department of Health and Human Services (HHS) had exercised its option to purchase an additional 10,000 doses of our influenza therapy, RAPIVAB® (peramivir injection).

Results of Operations (three months ended September 30, 2019 compared to the three months ended September 30, 2018)

For the three months ended September 30, 2019, total revenues were $1.8 million as compared to $1.5 million for the three months ended September 30, 2018. The increase was primarily due to the recognition of $0.3 million of peramivir product sales to Shionogi & Co., Ltd. (“Shionogi”), our commercial partner in Japan.

Revenues in the third quarter of 2019 included $0.3 million peramivir product revenue from inventory sales to Shionogi, $0.5 million of royalty revenue from Shionogi, Green Cross Corporation (“Green Cross”) and Seqirus UK Limited (“SUL”) associated with sales of peramivir in Japan, Taiwan, Korea and Australia and $0.9 million of reimbursement of collaborative expenses from NIAID/HHS and the Biomedical Advanced Research and Development Authority (“BARDA/HHS”) related to the development of galidesivir. Revenues in the third quarter of 2018 included $0.5 million of royalty revenue from SUL, Shionogi and Green Cross associated with sales of peramivir in the United States, Japan and Korea and $1.0 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts.

Research and development (“R&D”) expenses increased to $25.1 million for the third quarter of 2019 from $22.0 million in 2018. The increase in 2019 R&D expenses, as compared to 2018, was primarily due to increased spending on our complement-mediated diseases programs, which entered Phase 1 clinical testing in June 2019.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2019 were $11.7 million compared to $7.9 million in the third quarter of 2018. The increase was primarily due to increased spending on our commercial activities and medical affairs to support the U.S. commercial launch of BCX7353 in 2020.

Interest and other income was $0.4 million in the third quarter of 2019, compared to $0.6 million in the third quarter of 2018.

Interest expense, which is primarily related to our non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011 and borrowings under our Restated Senior Credit Facility, was $3.0 million in the third quarter of 2019, compared to $2.3 million in the third quarter of 2018.The increase was primarily due to an increase in the outstanding balance of the our Restated Senior Credit Facility in February 2019.

A mark to market gain of $0.1 million related to our Currency Hedge Agreement was recognized in the third quarter of 2019, compared to a mark to market gain of $0.6 million in the same quarter in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods.

Results of Operations (nine months ended September 30, 2019 compared to the nine months ended September 30, 2018)

For the nine months ended September 30, 2019, total revenues were $9.1 million as compared to $17.9 million for the nine months ended September 30, 2018. The decrease in revenue was primarily associated with the recognition of $7.0 million of deferred revenue and a $5.0 million milestone payment, both associated with the EMA approval of peramivir in the second quarter of 2018. These revenues were partially offset by the recognition of peramivir product sales to our collaborative partners and an increase in revenue from galidesivir development under U.S. government contracts.

Revenues in the first nine months of 2019 included $2.0 million of peramivir product revenue from inventory sales to our commercial partners, $3.5 million of royalty revenue from Shionogi, Green Cross and SUL associated with sales of peramivir in Japan, Taiwan, Korea, Australia and the United States and $3.6 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts. Revenues in the first nine months of 2018 included $4.3 million of royalty revenue from Shionogi, Green Cross and SUL associated with sales of peramivir in Japan, Taiwan, Korea and the United States, $1.6 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS under U.S. Government development contracts and $12.0 million associated with milestone revenue and collaborative revenue from corporate partnerships.

R&D expenses increased to $80.3 million for the first nine months of 2019 from $61.5 million in 2018. The increase in 2019 R&D expenses, as compared to 2018, was primarily due to increased spending on our complement mediated disease and HAE programs.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
R&D expenses by program:
BCX7353	$11,094	$12,729	$43,501	$39,053
BCX9930	9,134	2,971	19,964	7,389
Galidesivir	836	822	3,383	1,577
BCX9250	1,089	3,550	4,611	6,812
Peramivir	527	320	1,731	1,534
Other research, preclinical and development costs	2,440	1,614	7,104	5,092
Total R&D expenses	$25,120	$22,006	$80,294	$61,457

SG&A expenses for the first nine months of 2019 were $26.6 million compared to $25.0 million in the first nine months of 2018. The increase was primarily due to an increase in SG&A expenses associated with commercial costs and medical affairs costs as we prepare for the commercial launch of BCX7353.

Interest and other income was $1.5 million in the first nine months of 2019, compared to $1.6 million in the first nine months of 2018.

Interest expense was $8.8 million in the first nine months of 2019, compared to $6.8 million in the first nine months of 2018.

A mark-to-market loss of $0.5 million was recognized in the first nine months of 2019 related to our foreign currency hedge, compared to a mark-to-market loss of $0.6 million in the same period in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized currency exchange gains of $0.9 million in each of the first nine months of 2019 and 2018, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

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

As of September 30, 2019, we had a net working capital deficit of $3.4 million, a decrease of approximately $48.3 million from $44.9 million at December 31, 2018. The decrease in working capital was principally due to our normal operating expenses associated with the development of our product candidates partially offset by proceeds from the Second Amended and Restated Senior Credit Facility. Our principal sources of liquidity at September 30, 2019 were approximately $29.9 million in cash and cash equivalents and approximately $38.5 million in investments considered available-for-sale. On February 6, 2019, we replaced our prior $30.0 million Amended and Restated Senior Credit Facility with our Second Amended and Restated Senior Credit Facility. The Second Amended and Restated Senior Credit Facility provided $20.0 million of immediate additional non-dilutive capital and an interest-only payment period through June 2020, both of which extend our cash runway and provide us the financial flexibility to draw another $50.0 million of milestone-based non-dilutive capital upon meeting future contingencies. We anticipate our cash and investments will fund our operations into 2020.

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

With the funds available at September 30, 2019 and the Second Amended and Restated Senior Credit Facility, we believe our financial resources will be sufficient to fund our operations into 2020. We have sustained operating losses for the majority of our corporate history and expect that our 2019 expenses will exceed our 2019 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, our planned operations raise doubt about our ability to continue as a going concern through 2020. Our liquidity needs will be largely determined by the success of operations in regard to the progression of our product candidates in the future. We will consider the following plans to fund operations through 2020 and beyond including: (1) securing or increasing U.S. Government funding of our programs, including obtaining additional and delivering on procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestones and/or royalties; (3) raising additional capital through equity and/or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on research and development programs, including by discontinuing and suspending development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants, units or debt securities, through private placement transactions or registered public offerings. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates and key development and regulatory events and our decisions in the future.

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

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital in the future. Additional funding, whether through additional sales of equity or debt securities, royalty or other monetization transactions, collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and existing government contracts specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates as well as rate of reimbursement by U.S. Government agencies of our galidesivir expenses and any future decisions regarding the future of the RAPIVAB and galidesivir programs, including those relating to stockpiling procurement. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; and the level of required administrative support for our daily operations.

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

Financial Outlook for 2019

Based upon our development plans, expected operations and our awarded government contracts, we expect our 2019 operating cash usage to be in the range of $105 to $130 million, and expect our total 2019 operating expenses to be in the range of $120 to $145 million. Our operating expense range excludes equity-based compensation expense due to the difficulty in accurately projecting this expense as it is significantly impacted by the volatility and price of our stock, as well as vesting of our outstanding performance-based stock options. Although not in our operating expense guidance above, approximately $1.0 million of stock option expense will be recognized in the fourth quarter of 2019 associated with the remaining 25% of the August 2013 performance-based options described above. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of September 30, 2019, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

Currency Hedge Agreement

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in each year through 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18, 2020, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of September 30, 2019, the maximum amount of hedge collateral we may be required to post is $2.0 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by U.S. GAAP. We are also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of September 30, 2019, no collateral was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the preclinical development, clinical development, commercialization, or post-marketing studies of our product candidates and products, including our acute and prophylactic HAE programs, BCX9930, BCX9250, peramivir, galidesivir, and early stage discovery programs;

•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir;

•	the potential for government stockpiling orders of peramivir and galidesivir, additional regulatory approvals of peramivir, or milestones, royalties or profit from sales of peramivir by us or our partners;

•	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our product candidates;

•	the outcome, cost and timing of any resolution of disputes and legal proceedings, including but not limited to the dispute with our partner SUL;

•	plans, programs, progress and potential success of our collaborations, including SUL for peramivir, Mundipharma for mundesine, Torii for BCX7353 in Japan and Shionogi and Green Cross for peramivir in their territories;

•	our and MDCP, LLC’s ability to satisfy obligations under our Second Amended and Restated Senior Credit Facility;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes;

•	the Currency Hedge Agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;

•	our ability to continue as a going concern;

•	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;

•	the timing or likelihood of entering into additional U.S. government stockpile orders and our ability to execute all such orders;

•	our ability to raise additional capital to fund our operations or repay our recourse debt obligations;

•	our ability to comply with the covenants as set forth in the agreements governing our debt obligations;

•	our financial performance;

•	the timing and success of our anticipated commercialization of BCX7353 in the U.S. and elsewhere; and.

•	competitive companies, technologies and our industry.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Second Amended and Restated Senior Credit Facility. The interest rate applicable to our borrowings under the PhaRMA Notes is fixed at 14.0% and the Second Amended and Restated Senior Credit Facility bears a floating interest rate based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that we are required to make on the Second Amended and Restated Senior Credit Facility. As of September 30, 2019, our Second Amended and Restated Senior Credit Facility had an interest rate of 10.1%.

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

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark to market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay an annual premium in the amount of $2.0 million on May 18, 2020. Such payment will be required if, in May of the relevant year, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. As of September 30, 2019, the maximum amount of hedge collateral we may be required to post is $2.0 million.

Item 4.     Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To receive the regulatory approvals necessary for the sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process and related regulatory process are complex and uncertain. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show good results in the clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential. We may suffer significant setbacks in pivotal pre-clinical studies and clinical trials (e.g. BCX7353, BCX9930, BCX9250 and galidesivir), even after earlier clinical trials show promising results. The development of our product candidates, including our clinical trials, may not be adequately designed or executed, which could affect the potential outcome and analysis of study results. Any of our product candidates may produce undesirable side effects in humans. Any of our product candidates, including BCX7353, BCX9930, galidesivir and BCX9250, may indicate or produce undesirable or inconclusive data in our pre-clinical and clinical studies. The pre-clinical data (including without limitation carcinogenicity, drug-drug interaction studies and toxicity studies) and clinical data from our product candidates, including BCX7353, BCX9930, galidesivir and BCX9250, could cause us or regulatory authorities to interrupt, delay, modify or halt preclinical or clinical trials of a product candidate or may result in restrictions or warnings that could impact development and the ultimate commercial outcome for a product candidate. Undesirable or inconclusive data or side effects in humans could also result in the U.S. Food and Drug Administration (the “FDA”) or foreign regulatory authorities refusing to approve the product candidate for any targeted indications or require restrictions or warnings that could impact development or the ultimate commercial success for a product candidate. In addition, the FDA or other regulatory agencies may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and regulatory agencies may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Pre-clinical studies (including without limitation carcinogenicity, drug-drug interaction studies and toxicity studies) and clinical trials for our product candidates, including BCX7353, BCX9930, galidesivir and BCX9250, and the overall analysis of the balance of safety and efficacy may fail to demonstrate that our product candidates are safe or effective, which could limit or eliminate the expected commercial viability of those product candidates. Regulatory authorities may interrupt, delay or halt clinical trials for a product candidate for any number of reasons.

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

Clinical trials are lengthy and expensive. We or our partners incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet we cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrollment. Lack of adequate drug supply or delays in patient enrollment, including for APeX-S, can result in increased costs and longer development times. Even if we or our partners successfully complete clinical trials for our product candidates, we or our partners might not file the required regulatory submissions in a timely manner and may not receive regulatory approval for the product candidates.

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

We have limited manufacturing experience and only a small scale manufacturing facility. We currently rely upon a very limited number of third-party manufacturers to manufacture the materials required for our product, product candidates and most of the preclinical and clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers, which may be the only manufacturer we have engaged for a particular product, may encounter difficulties with meeting our requirements, including but not limited to problems involving:

•	inconsistent production yields;

•	product liability claims or recalls of commercial product;

•	difficulties in scaling production to commercial and validation sizes;

•	interruption of the delivery of materials required for the manufacturing process;

•	scheduling of plant time with other vendors or unexpected equipment failure;

•	potential catastrophes that could strike their facilities or have an effect on infrastructure;

•	potential impurities in our drug substance or products that could affect availability of product for our clinical trials or future commercialization;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies or local customs, particularly associated with peramivir, BCX7353, BCX9930, BCX9250, galidesivir and our early stage compounds.

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

We are performing research on or developing products for the treatment of several rare diseases, including HAE, FOP and diseases of the complement system, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we are developing and plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. Such is the case with the current neuraminidase inhibitors marketed by GlaxoSmithKline plc and F. Hoffmann-La Roche Ltd. for influenza; CINRYZE®, KALBITOR®, FIRAZYR®, TAKHZYRO® and generic icatibant marketed by Takeda Pharmaceutical Company, Ltd., for HAE; BERINERT® and HAEGARDA®, marketed by CSL Limited (“CSL”) for HAE; RUCONEST®, marketed by Pharming Healthcare, Inc. (“Pharming”) for HAE; icatibant, distributed by Teva Pharmaceutical Industries, Ltd. (“Teva”) for HAE; and SOLIRIS® and ULTOMIRIS, marketed by Alexion Pharmaceuticals, Inc. for PNH, atypical hemolytic uremic syndrome (“aHUS”), and myasthenia gravis.

Further, several pharmaceutical and biotechnology firms have announced efforts in HAE and in other therapeutic areas where we have discovery and development efforts ongoing. KalVista Pharmaceuticals, Inc. has announced plans to conduct a Phase 2 clinical trial in 2019 of an oral kallikrein inhibitor (KVD900) as a treatment for acute attacks. KalVista (KVD824) and Attune Pharmaceuticals, Inc. (ATN-249) also have oral kallikrein inhibitors in Phase 1 clinical trials and Pharvaris (PHA121) has an oral B2 bradykinin antagonist in preclinical development that may be developed as treatments for HAE. CSL has an anti-factor XII Mab (CSL312) in Phase 2 clinical development in HAE patients. The drug substance patent of Takeda’s acute treatment, Firazyr, expired in July 2019. A generic icatibant from Teva and a branded generic icatibant from Takeda, have entered the therapeutic space, with a few other potential generics in the pipeline. Currently, there are five investigational therapeutics under a compassionate use/expanded access framework that can be available in an outbreak setting to treat Ebola virus disease. In early 2018, Shionogi announced the approval in Japan of Xofluza, an oral treatment for influenza, which also received approval from the FDA in October of 2018. For FOP, Clementia Pharmaceuticals, acquired in April 2019 by Ipsen, is developing palovarotene, an oral therapy that is in Phase 2 and 3 trials; Regeneron Pharmaceuticals, Inc.’s injectable REGN2477 is in Phase 2; and Blueprint Medicines Corporation’s BLU-782, licensed by Ipsen, completed phase 1 trial in 2019. There are many additional potential competitors in PNH and other complement-mediated diseases. Achillion Pharmaceuticals Inc., Novartis AG and ChemoCentryx, Inc. all have oral complement inhibitors in Phase 2 or Phase 3 clinical trials. Apellis Pharmaceuticals Inc., Ra Pharmaceuticals, Inc., Akari Therapeutics, PLC., Regeneron Pharmaceuticals, Inc., and Omeros Corporation are also developing novel complement inhibitors that have reached Phase 2 or Phase 3 clinical trials. SOLIRIS is no longer under patent protection and one or more biosimilar versions of that product may be developed. If one or more of our competitors’ products or programs, including potential competitors not listed, are successful, the market for our products may be reduced or eliminated.

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

As our programs advance, our costs are likely to increase. Our current and planned discovery activities, pre-clinical and clinical trials, the related development, manufacturing, regulatory approval process requirements, and the additional personnel resources and testing required for supporting the development of our product candidates will consume significant capital resources. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to raise additional capital; the development progress of our collaborative agreements for our product candidates; the amount of funding we receive from NIAID/HHS and BARDA/HHS for galidesivir or from other new partnerships with third parties for the development of our product candidates, including BCX7353, BCX9930, BCX9250 and our other rare disease product candidates; the commercial success of peramivir achieved by our partners; the amount or profitability of any orders for peramivir or galidesivir by any government agency or other party; the progress and results of our current and proposed clinical trials for our most advanced product candidates, including BCX7353, BCX9930, galidesivir, BCX9250 and our other rare disease product candidates; the progress made in the manufacture of our lead products and the progression of our other programs.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates and we may seek to raise capital at any time. Additional funding, whether through additional sales of securities, additional borrowings, royalty or other monetization transactions, collaborative arrangements with partners, including governmental agencies in general and from any BARDA/HHS or NIAID/HHS contract specifically, or from other sources, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under our secured credit facility with MidCap Financial, a Delaware statutory trust (“MidCap”), pursuant to the terms and conditions of that certain Second Amended and Restated Credit and Security Agreement, dated as of February 5, 2019, between the Company, MDCP, LLC, MidCap, and the lenders thereto (the “Second Amended and Restated Senior Credit Facility”). In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

In order to continue future operations and continue our drug development programs, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets, incur additional borrowings, or seek other sources to meet liquidity needs. Our ability to raise additional capital may be limited and may greatly depend upon the success of ongoing development related to our current drug development programs, including post approval studies for RAPIVAB, the progress, timeline and ultimate outcome of development programs for our kallikrein inhibitors, such as BCX7353 (including, but not limited to, formulation progress, long-term human safety studies, and carcinogenicity, drug-drug interaction, toxicity, or other required studies), the progress of BCX9250 for the treatment of FOP, BCX9930 for diseases of the complement system and other rare disease product candidates. In addition, constriction and volatility in the equity and debt markets may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

We may not be able to continue as a going concern if we do not obtain additional capital.

We have sustained operating losses for the majority of our corporate history and expect that our 2019 expenses will exceed our 2019 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

Our liquidity needs will be largely determined by the success of operations in regards to the progression of our product candidates in the future. Our plans to alleviate the doubt regarding our ability to continue as a going concern primarily include our ability to control the timing and spending on our research and development programs and raising additional funds through equity financings. We will consider the following plans to fund operations including: (1) securing or increasing U.S. Government funding of our programs, including obtaining additional and delivering on procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which the we would receive cash milestones and/or royalties; (3) raising additional capital through equity and/or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on research and development programs, including by discontinuing and suspending development; and/or (6) restructuring operations to change our overhead structure.

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

Currently, we have established collaborative relationships with Mundipharma for the development and commercialization of Mundesine, Torii for the commercialization of BCX7353 in Japan, and with each of SUL, Shionogi and Green Cross for the development and commercialization of peramivir on a worldwide basis. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

•	our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory commercial, regulatory or clinical results, including post approval clinical commitments, a change in business strategy, a change of control or other reasons;

•	our contracts for collaborative arrangements may expire;

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration, such as the ongoing arbitration proceeding between us and SUL, which could result in substantial costs and divert the attention of our management;

•	we do not have day to day control over the activities of our partners and have limited control over their decisions;

•	our ability to generate future event payments and royalties from our partners depends upon their abilities to establish the safety and efficacy of our product candidates, obtain regulatory approvals and achieve market acceptance of products developed from our product candidates;

•	we or our partners may fail to properly initiate, maintain or defend our intellectual property rights, where applicable, or a party may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

•	we or our partners may not devote sufficient capital or resources towards our product candidates; and

•	we or our partners may not comply with applicable government regulatory requirements.

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

The results of our partnership with Torii may not meet our current expectations.

We have a commercialization agreement with Torii. We do not have a history of working with Torii and cannot predict the success of this collaboration. Our ability to realize the expected benefits of this collaboration, including with respect to the receipt or amounts of potential milestone or royalty payments, is subject to a number of risks, including that applicable regulatory agencies may not provide adequate regulatory clearances or reimbursement approvals on a timely basis or at all, the commercial potential of BCX7353 may not meet our current expectations, we or Torii may fail to comply with our respective obligations under the Torii Agreement, and third parties may fail to perform their obligations to us on a timely basis or at all.

The Torii Agreement provides for potential milestone payments depending on the receipt and timing of regulatory approval and contingent upon receipt of a reimbursement price approval from Japan’s National Health Insurance system in excess of the threshold specified in the Torii Agreement, either of which we may not receive on a timely basis or at all. The Torii Agreement also provides that we will be entitled to receive tiered royalty payments, the amounts of which will depend upon the amount of annual net sales of BCX7353 in Japan during each calendar year, whether BCX7353 maintains its Sakigake designation, and other factors. We remain responsible for regulatory activities with respect to BCX7353 in Japan for one year after the first commercial sale. We expect to use third parties to satisfy many of our obligations under the Torii Agreement, including but not limited to our regulatory and other responsibilities in Japan. If our interactions, or those of our third party agents, are unsuccessful, we could fail to meet our obligations under the Torii Agreement, fail to receive regulatory approval of BCX7353 on a timely basis or at all, receive approval of BCX7353 on a narrower scope than currently anticipated, or fail to receive reimbursement authorization in excess of the specified threshold, which could negatively impact the commercial success and the partnership, impact the economic benefit expected or require additional development of BCX7353.

Torii may terminate the Torii Agreement under certain limited circumstances, including the receipt of notice that certain additional development activities are required for regulatory approval of BCX7353, if regulatory approval of BCX7353 is not received prior to December 31, 2022, or upon one year’s written notice after the sixth anniversary of the first commercial sale of BCX7353 in Japan. If the Torii Agreement is terminated in connection with these provisions, we will no longer be entitled to receive any milestone or royalty payments thereunder, which could have a material adverse impact on our business and results of operations.

Torii will have sole control over and decision-making authority with respect to commercialization activities for BCX7353 for the prevention of HAE attacks in Japan, subject to oversight from a joint steering committee. Therefore, our receipt of, and the amounts of, any royalty payments under the Torii Agreement are dependent upon Torii’s successful performance of such commercialization activities. In addition, competitive products and variations in patient demand, prescription levels, reimbursement determinations or other factors may limit the commercial potential of BCX7353 in Japan, which could materially reduce the amount of any royalties we would be entitled to receive under the Torii Agreement.

Under the Torii Agreement, we will be responsible for supplying Torii with its required amounts of BCX7353 for commercial sale. If due to the failure of our third-party contract manufacturers to produce sufficient drug product we fail to supply to Torii the required amounts of BCX7353, then Torii’s ability to successfully commercialize BCX7353 in Japan could be materially impaired, and we may receive less royalty income under the Torii Agreement, or none at all.

Any of the foregoing risks could materially adversely impact our ability to obtain regulatory approval of BCX7353 in Japan, the price of BCX7353 in Japan, and to perform our obligations under the Torii Agreement, which could materially reduce the economic benefits of the Torii Agreement to us and impair or result in the termination of our collaboration with Torii.

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

Our ability to receive revenue from products we commercialize presents several risks, including:

•	we or our collaborators may fail to successfully complete clinical trials, or satisfy post-marketing commitments, sufficient to obtain and keep regulatory agency marketing approval;

•	many competitors are more experienced and have significantly more resources, and their products could reach the market faster, be more cost effective or have a better efficacy or tolerability profile than our product candidates;

•	we may fail to employ a comprehensive and effective intellectual property strategy, which could result in decreased commercial value of our Company and our products;

•	we may fail to employ a comprehensive and effective regulatory strategy, which could result in a delay or failure in commercialization of our products;

•	our ability to successfully commercialize our products is affected by the competitive landscape, which cannot be fully known at this time;

•	reimbursement is constantly changing, which could greatly affect usage of our products; and

•	future revenue from product sales would depend on our ability to successfully complete clinical studies, obtain regulatory approvals, and manufacture, market and commercialize our approved drugs.

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

We may be required to pay premiums under the Currency Hedge Agreement entered into by us in connection with the issuance of the PhaRMA Notes. In addition, because our potential obligations under the foreign currency hedge are marked to market, we may experience additional quarterly volatility in our operating results and cash flows attributable to the Currency Hedge Agreement.

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the foreign currency hedge agreement, we may be required to pay an annual premium in the amount of $2.0 million in May 2020. Such payment will be required if, in May, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. We will be required to mark to market our potential obligations under the currency hedge and post cash collateral, which may cause us to experience additional quarterly volatility in our operating results and cash flows as a result. Additionally, we may be required to pay significant premiums or a termination fee under the foreign currency hedge agreement entered into by us in connection with the issuance of the PhaRMA Notes. We are required to maintain a foreign currency hedge at 100 yen per dollar under the agreements governing the PhaRMA Notes.

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

The Second Amended and Restated Senior Credit Facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	convey, sell, lease, license, transfer or otherwise dispose of certain parts of our business or property;

•	change the nature of our business;

•	liquidate or dissolve;

•	enter into certain change in control or acquisition transactions;

•	incur or assume certain debt, including accessing additional tranches of debt under the Senior Credit Facility;

•	grant certain types of liens on our assets;

•	modify, liquidate or transfer assets in certain collateral accounts;

•	pay dividends or make certain distributions to our stockholders;

•	make certain investments;

•	enter into material transactions with affiliates; and

•	modify existing debt or collaboration arrangements.

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

From time to time, we may be involved in disputes, called upon to initiate legal proceedings or to defend ourselves in such legal proceedings relating to our business. Due to the inherent uncertainties in legal proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome in any such proceedings could have an adverse impact on our business, financial condition and results of operations. If our stock price is volatile, we may become involved in securities class action lawsuits in the future. Any current or future dispute resolution or legal proceeding, including without limitation the ongoing arbitration proceeding between us and SUL, regardless of the merits of any such proceeding, could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2019, the 52-week range of the market price of our stock was from $2.49 to $9.95 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of October 31, 2019, there were 110,438,425 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of October 31, 2019, there were a total of 19,197,628 stock options outstanding, 4,064,450 shares available for issuance under our Amended and Restated Stock Incentive Plan, 283,276 shares available for issuance under our Inducement Equity Incentive Plan, and 119,194 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Stock Incentive Plan or Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Item 6.     Exhibits

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.7	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

(10.1)	First Amendment to Second Amended and Restated Credit and Security Agreement dated as of September 10, 2019, by and among Midcap Financial Trust, as administrative agent, the Lenders listed on the Credit Facility Schedule attached thereto and otherwise party thereto from time to time, BioCryst Pharmaceuticals, Inc., and MDCP, LLC.

(10.2)	Second Amendment to Second Amended and Restated Credit and Security Agreement dated as of September 13, 2019, by and among Midcap Financial Trust, as administrative agent, the Lenders listed on the Credit Facility Schedule attached thereto and otherwise party thereto from time to time, BioCryst Pharmaceuticals, Inc., and MDCP, LLC.

10.3	Amendment #1 to Agreement between BioCryst Pharmaceuticals, Inc. and the Centers for Disease Control and Prevention, dated September 23, 2019. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2019.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and nine months ended September 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

( )	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of November, 2019.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Staab, II
Thomas R. Staab, II
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)