Form 10-Q
period 2020-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2020-05-11
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of April 30, 2020 was 154,253,225.

BIOCRYST PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2020 and December 31, 2019

(In thousands, except per share data)

	2020 (Unaudited)	2019 (Note 1)
Assets
Cash and cash equivalents	$101,873	$114,172
Restricted cash	1,559	1,551
Investments	11,185	22,054
Receivables from collaborations	5,642	22,146
Prepaid expenses and other current assets	5,249	4,422
Total current assets	125,508	164,345
Property and equipment, net	7,270	7,347
Other assets	3,811	3,590

Total assets	$136,589	$175,282

Liabilities and Stockholders’ Equity
Accounts payable	$10,061	$13,988
Accrued expenses	20,192	21,365
Interest payable	16,381	14,904
Deferred collaboration revenue	1,067	2,120
Lease financing obligation	1,301	1,377
Senior credit facility	14,026	9,020
Non-recourse notes payable	29,671	29,561
Total current liabilities	92,699	92,335
Lease financing obligation	3,729	3,406
Senior credit facility	36,513	41,289
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized - 5,000; no shares issued and outstanding	-	-
Common stock, $0.01 par value: shares authorized - 200,000; shares issued and outstanding – 154,192 in 2020 and 154,082 in 2019	1,542	1,541
Additional paid-in capital	880,319	877,300
Accumulated other comprehensive income	14	39
Accumulated deficit	(878,227)	(840,628)
Total stockholders’ equity	3,648	38,252

Total liabilities and stockholders’ equity	$136,589	$175,282

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2020 and 2019

(In thousands, except per share data-Unaudited)

	2020	2019
Revenues
Product sales	$218	$1,679
Royalty revenue	1,945	2,322
Collaborative and other research and development	2,660	1,886

Total revenues	4,823	5,887
Expenses
Cost of product sales	-	1,399
Research and development	29,867	27,493
Selling, general and administrative	15,865	6,238
Royalty	69	87

Total operating expenses	45,801	35,217

Loss from operations	(40,978)	(29,330)
Interest and other income	6,446	596
Interest expense	(3,047)	(2,726)
(Loss) gain on foreign currency derivative	(20)	406

Net loss	$(37,599)	$(31,054)
Unrealized (loss) gain on available for sale investments	(25)	208
Net comprehensive loss	$(37,624)	$(30,846)

Basic and diluted net loss per common share	$(0.24)	$(0.28)
Weighted average shares outstanding	154,156	110,167

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2020 and 2019

(In thousands-Unaudited)

	2020	2019
Operating activities
Net loss	$(37,599)	$(31,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218	176
Stock-based compensation expense	2,754	3,317
Amortization of debt issuance costs	341	255
Amortization of premium/discount on investments	4	(62)
Change in fair value of foreign currency derivative	20	(406)
Deferred revenue	(1,053)	-
Changes in operating assets and liabilities:
Receivables	16,504	(709)
Prepaid expenses and other assets	(847)	1,370
Accounts payable and accrued expenses	(5,100)	(1,429)
Interest payable	1,477	1,544

Net cash used in operating activities	(23,281)	(26,998)

Investing activities
Acquisitions of property and equipment	(116)	(93)
Purchases of investments	-	(3,018)
Sales and maturities of investments	10,840	18,992

Net cash provided by investing activities	10,724	15,881

Financing activities
Proceeds from senior credit facility	-	19,477
Net proceeds from common stock issued under stock-based compensation plans	266	563

Net cash provided by financing activities	266	20,040

Increase (decrease) in cash, cash equivalents and restricted cash	(12,291)	8,923
Cash, cash equivalents and restricted cash at beginning of period	115,723	28,275

Cash, cash equivalents and restricted cash at end of period	$103,432	$37,198

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)

Three Months Ended March 31, 2019 and 2018

(In thousands, except per share amounts-Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2019	$1,541	$877,300	$39	$(840,628)	$38,252
Net loss	-	-	-	(37,599)	(37,599)
Other comprehensive loss	-	-	(25)	-	(25)
Employee stock purchase plan sales, 110 shares, net	1	265	-	-	266
Stock-based compensation expense	-	2,754	-	-	2,754
Balance at March 31, 2020	$1,542	$880,319	$14	$(878,227)	$3,648

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2018	$1,101	$780,400	$(297)	$(731,969)	$49,235
Impact to retained earnings from adoption of ASC 842	-	-	-	238	238
Net loss	-	-	-	(31,054)	(31,054)
Other comprehensive income	-	-	208	-	208
Exercise of stock options, 160 shares, net	2	341	-	-	343
Employee stock purchase plan sales, 47 shares, net	-	220	-	-	220
Stock-based compensation expense	-	3,317	-	-	3,317
Balance at March 31, 2019	$1,103	$784,278	$(89)	$(762,785)	$22,507

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

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

With the funds available at March 31, 2020, the Company believes these resources will be sufficient to fund its operations into 2021. The Company has sustained operating losses for the majority of its corporate history and expects that its 2020 expenses will exceed its 2020 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, its planned operations raise doubt about its ability to continue as a going concern through 2021. The Company’s liquidity needs will be largely determined by the success of operations in regards to the progression of its product candidates in the future. The Company also may consider other plans to fund operations through 2021 including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates, timing, scope and magnitude of its commercial expenses and key development and regulatory events and its decisions in the future.

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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2019 and the notes thereto included in the Company’s 2019 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, certificates of deposit, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of March 31, 2020 and December 31, 2019 reflects $134 in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,425 and $1,417, respectively, the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At March 31, 2020, the Company believes that the cost of its investments is recoverable in all material respects.

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

	March 31, 2020
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$4,501	$44	$8	$-	$4,553
Corporate debt securities	5,387	52	2	(1)	5,440
Certificates of deposit	1,180	7	5	-	1,192
Total investments	$11,068	$103	$15	$(1)	$11,185

	December 31, 2019
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$10,488	$50	$23	$-	$10,561
Corporate debt securities	9,742	59	10	(1)	9,810
Certificates of deposit	1,669	7	7	-	1,683
Total investments	$21,899	$116	$40	$(1)	$22,054

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

At March 31, 2020 and December 31, 2019, the Company had the following receivables.

	March 31, 2020
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$-	$2,343	$2,343
Shionogi & Co. Ltd.	1,679	3	1,682
Green Cross Corporation	1,186	8	1,194
Mundipharma International Holdings Limited	18	-	18
Seqirus UK Limited	405	-	405
Total receivables	$3,288	$2,354	$5,642

	December 31, 2019
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$1,353	$15,023	$16,376
Shionogi & Co. Ltd.	1,336	4	1,340
Green Cross Corporation	2,924	8	2,932
Mundipharma International Holdings Limited	56	-	56
Seqirus UK Limited	1,091	351	1,442
Total receivables	$6,760	$15,386	$22,146

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of March 31, 2020 and December 31, 2019, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. No reclassifications out of accumulated other comprehensive loss were recorded during the three months ended March 31, 2020 or March 31, 2019.

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

Arrangements that involve the delivery of more than one performance obligation are initially evaluated as to whether the intellectual property licenses granted by the Company represent distinct performance obligations. If they are determined to be distinct, the value of the intellectual property licenses would be recognized up-front while the research and development service fees would be recognized as the performance obligations are satisfied. For performance obligations based on services performed, the Company measures progress using an input method based on the effort we expend or costs we incur toward the satisfaction of performance obligation in relation to the total estimated effort or costs. Variable consideration is assessed at each reporting period as to whether it is not subject to significant future reversal and, therefore, should be included in the transaction price at the inception of the contract. If a contract includes a fixed or minimum amount of research and development support, this also would be included in the transaction price. Changes to collaborations, such as the extensions of the research term or increasing the number of targets or technology covered under an existing agreement, are assessed for whether they represent a modification or should be accounted for as a new contract. For contracts with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling price using either an adjusted market assessment approach or an expected cost plus margin approach, representing the amount that the Company believes the market is willing to pay for the product or service. Analyzing the arrangement to identify performance obligations requires the use of judgment, and each may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

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

The Company recorded the following revenues for the three months ended March 31, 2020 and 2019:

	2020	2019
Product sales	$218	$1,679
Royalty revenues	1,945	2,322
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	1,607	1,886
Torii Pharmaceutical Co., Ltd.	1,053	-
Total collaborative and other research and development revenues	2,660	1,886

Total revenues	$4,823	$5,887

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended March 31, 2020 and 2019 includes $3,047 and $2,726, respectively, related to the issuance of the PhaRMA Notes (defined in Note 4) and the Second Amended and Restated Senior Credit Facility (defined in Note 5). Costs directly associated with the issuance of the PhaRMA Notes and the Senior Credit Facility have been capitalized and are netted against the non-recourse notes payable and senior credit facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the PhaRMA Notes and the Second Amended and Restated Senior Credit Facility using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $341 and $255 for each of the three months ended March 31, 2020 and 2019, respectively.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the three months ended March 31, 2020 and 2019 resulted in a loss of $20 and a gain of $406, respectively. Mark to market adjustments are determined by a third party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. The Company is also required to post collateral in connection with the mark to market adjustments based on thresholds defined in the Currency Hedge Agreement. As of March 31, 2020 and December 31, 2019, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2020 and 2019 does not include 12,196 and 3,406, respectively, of such potential common shares, as their impact would be anti-dilutive.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. In addition, ASU 2016-13 requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. ASU 2016-13 requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates.

The Company adopted ASU 2016-02 as of January 1, 2020. Given the nature of the Company’s receivables from collaborators, investment portfolio and other financial assets, adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

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

Note 2 - Stock-Based Compensation

As of March 31, 2020, the Company had three stock-based employee compensation plans, the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Inducement Equity Incentive Plan (“Inducement Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated on April 19, 2019 and approved by the Company’s stockholders on May 29, 2019. The Inducement Plan was adopted by the Board of Directors on April 24, 2019 and amended and restated by the Board of Directors in February 2020. The ESPP was amended and restated in March 2014 and approved by the Company’s stockholders in May 2014. Stock-based compensation expense of $2,754 ($2,437 of expense related to the Incentive Plan, $198 of expense related to the Inducement Plan, and $119 of expense related to the ESPP) was recognized during the first three months of 2020, while $3,317 ($3,166 of expense related to the Incentive Plan and $151 of expense related to the ESPP) was recognized during the first three months of 2019.

There was approximately $22,215 of total unrecognized compensation cost related to non-vested stock option awards and restricted stock unit awards granted by the Company as of March 31, 2020. That cost is expected to be recognized as follows: $6,646 during the remainder of 2020, $7,273 in 2021, $6,091 in 2022, $2,153 in 2023 and $52 in 2024. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards and restricted stock units granted to employees generally vest 25% each year until fully vested after four years. In August 2013, December 2014 and December 2019, the Company issued 1,032, 1,250 and 315 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of March 31, 2020, 75% of the August 2013 grants have vested. As of March 31, 2020, 85% of the December 2014 grants have vested. As of March 31, 2020, none of the December 2019 grants have vested and no compensation expense has been recognized. During 2019, the Company recognized $4,998 of stock compensation expense related to two milestones within the December 2014 grants for which achievement became probable. Stock option awards granted to non-employee directors of the Company generally vest over one year. All stock option awards have contractual terms of 10 years. The vesting and exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2019	968	21,050	$5.96
Restricted stock unit awards granted	(13)	-	-
Restricted stock unit awards cancelled	-	-	-
Stock option awards granted	(15)	15	2.75
Stock option awards exercised	-	-	-
Stock option awards cancelled	1,838	(1,838)	6.90

Balance March 31, 2020	2,778	19,227	$5.87

For stock option awards granted under the Incentive Plan during the first three months of 2020 and 2019, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first three months of 2020 and 2019 was $1.87 and $6.07, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. The following table summarizes the key assumptions used by the Company to value the stock option awards granted during the first three months of 2020 and 2019. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Inducement Equity Incentive Plan

The Company has the ability to grant stock option awards to newly-hired employees as inducements material to each employee entering employment with the Company. Stock option awards granted to newly hired employees are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and generally vest 25% each year until fully vested after four years. Each stock option has a term of 10 years and is subject to the terms and conditions of the Inducement Equity Incentive Plan. The vesting and exercise provisions of all awards granted under the Inducement Equity Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Inducement Equity Incentive Plan.

Related activity under the Inducement Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2019	171	1,329	$3.60
Plan amendment	1,700	-	-
Stock option awards granted	(759)	759	2.60
Stock option awards exercised	-	-	-
Stock option awards cancelled	55	(55)	6.53

Balance March 31, 2020	1,167	2,033	$3.15

The fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these stock option awards was $1.77.

The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Incentive Plan and the Inducement Plan during first three months of 2020 and 2019, respectively. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Plans

	2020	2019
Expected Life in Years	5.5	5.5
Expected Volatility	83.5%	81.0%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.8%	2.5%

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 1,475 shares of common stock to be purchased under the ESPP, of which 9 shares remain available for purchase at March 31, 2020. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 110 shares during the first three months of 2020 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 - Collaborative and Other Research and Development Contracts

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including amendments, are to file IND applications for intravenous (“i.v.”) and intramuscular (“i.m.”) galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, including Yellow Fever and Ebola virus disease, and to conduct an initial Phase 1 human clinical trial. In April 2020, the Company and NIAID agreed to add a group of COVID-19 patients to the ongoing clinical trial in Yellow Fever. On April 9, 2020, the Company announced it had opened enrollment into a randomized, double-blind, placebo-controlled clinical trial to assess the safety, clinical impact and antiviral effects of galidesivir in patients with COVID-19. As of March 31, 2020, the total NIAID/HHS contract amount to advance the program through the completion of the Phase I clinical program is $43,035. As of March 31, 2020, all options have been exercised under this contract.

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of March 31, 2020, a total of $20,574 has been awarded under exercised options within this contract.

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

U.S. Department of Health and Human Services (“HHS”). On September 6, 2018, the Company announced that HHS had awarded the Company a $34,660 contract for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period. HHS’s purchase of RAPIVAB will supply the Strategic National Stockpile, the nation’s largest supply of potentially life-saving pharmaceuticals and medical supplies for use in a public health emergency. The Company delivered two shipments under this contract in 2019 for a total price of approximately $13,864, and expects to deliver at least one shipment within the award in 2020, totaling approximately $6,932.

Torii Pharmaceutical Co., Ltd. (“Torii”). On November 5, 2019, the Company announced that it had entered into the Torii Agreement, granting Torii the exclusive right to commercialize berotralstat for the prevention of hereditary angioedema (“HAE”) attacks in Japan.

Under the Torii Agreement, the Company received an upfront, non-refundable payment of $22,000 and may be eligible to receive an additional milestone payment of either $20,000 if the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”) grants regulatory approval on or before December 31, 2020, or $15,000 if regulatory approval is granted on or before December 31, 2021. In either case, the regulatory milestone payment is contingent upon receipt of a reimbursement price approval from Japan’s National Health Insurance system in excess of the threshold specified in the Torii Agreement.

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

The Company identified performance obligations related to (i) the license to develop and commercialize berotralstat, (ii) regulatory approval support and (iii) reimbursement pricing approval support. These were each determined to be distinct from the other performance obligations. The Company allocated the $22,000 upfront consideration to the identified performance obligations using estimation approaches to determine the standalone selling prices under ASC 606. Specifically, in determining the value related to the license, a valuation approach utilizing risk adjusted discounted cash flow projections was used and an expected cost plus margin approach was utilized for the other performance obligations. The Company recognized $20,101 in revenue in 2019 including $19,344 associated with the license which was transferred to Torii at the execution of the Agreement and $757 related to the year to date services provided in the performance of the two approvals. The remaining $1,899 of the $22,000 upfront payment is expected to be recognized as revenue in 2020 as the services are delivered.

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

The Company and SUL entered arbitration proceedings that involved many items under the SUL Agreement including, but not limited to, the EMA approval milestone, which BioCryst maintains is due under the contract as well as appropriately commercializing peramivir in the Territory. On March 4, 2020, the International Court of Arbitration of the International Chamber of Commerce (“ICC Tribunal”) delivered a Partial Arbitration Award (the “Partial Arbitration Award”) in the arbitration matter between the Company and SUL with respect to the SUL Agreement.

In the Partial Arbitration Award, the ICC Tribunal found that, during the term, SUL materially breached and abandoned its core duties to the Company under the Diligent Efforts (as defined in the SUL Agreement) requirements of the SUL Agreement as applicable in the U.S. The ICC Tribunal granted a declaratory judgment in favor of the Company terminating the SUL Agreement and restoring all rights to peramivir to the Company as of March 17, 2020 (or such other date as the parties agree). The ICC Tribunal also awarded the Company its attorneys’ fees and expenses incurred in securing the declaratory judgment as well as the costs incurred by the Company in the arbitration. Finally, the ICC Tribunal found that SUL breached the SUL Agreement by failing to pay the milestone payment due to the Company within 30 days of the approval of peramivir for adult use in the European Union and awarded the Company $5,000 (plus interest) for this claim. The ICC Tribunal retained jurisdiction for further proceedings relating to the award of attorneys’ fees and for any dispute relating to the return to the Company of all rights to peramivir in the Territory. The Company recorded the settlement gain of $6,138 in other income and legal fees and other expenses of $4,668 in selling, general and administrative expenses for the three months ended March 31, 2020.

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

In December 2017, the Company, on behalf of Royalty Sub, instituted arbitration proceedings against Shionogi in order to resolve a dispute with Shionogi under the Shionogi Agreement regarding the achievement of sales milestones and escalating royalties. The arbitration proceedings have concluded, with the decision that no sales milestones have been achieved and that the royalties will remain the same. The costs associated with the arbitration proceedings are recoverable from the assets of Royalty Sub in accordance with the terms of the indenture and servicing agreement relating to the PhaRMA Notes.

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

In September 2014, Royalty Sub was unable to pay the accrued interest obligation due September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet and thereafter. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of March 31, 2020, the PhaRMA Notes remain in default.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of March 31, 2020, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 3% of the PhaRMA Notes carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 3 in the fair value hierarchy as defined in U.S. GAAP.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments for the three months ended March 31, 2020 and 2019 resulted in a loss $20 and a gain of $406 respectively. The Company is also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of March 31, 2020 and December 31, 2019, no collateral was posted under the Currency Hedge Agreement. The Company will not be required to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of March 31, 2020, the maximum amount of hedge collateral the Company may be required to post is $1,950.

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

As of March 31, 2020, the Company had borrowings of $50,000 under the Second Amended and Restated Senior Credit Facility bearing an interest rate of 9.6%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. The remaining scheduled principal repayments of the Second Amended and Restated Senior Credit Facility are as follows:

Principal Payments
2020	$10,000
2021	20,000
2022	20,000

Total	$50,000

The debt agreement contains two provisions that if deemed probable would create the recognition of an embedded feature; however, we do not believe either provision is probable.

Note 6 - Stockholders’ Equity

On April 24, 2020, the Company filed a $500,000 shelf registration statement on Form S-3 with the SEC. Once it becomes effective, this shelf registration statement will allow the Company to sell securities, including common stock, preferred stock, depository shares, stock purchase contracts, warrants, debt securities and units, from time to time at prices and on terms to be determined at the time of sale.

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

Note 7 – Lease Obligations and Other Contingencies

The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases at March 31, 2020. Certain operating leases provide for renewal options, which can vary by lease. The right-of-use asset and lease liabilities on the Company’s Consolidated Balance Sheet represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. As part of the Company’s assessment of the lease term, the Company elected the hindsight practical expedient, which allows companies to use current knowledge and expectations when determining the likelihood to extend lease options. Renewal options for our leases range from 1 to 5 years in length and begin from 2023 through 2026. The weighted average lease term for the Company’s operating leases was 13.5 years. The discount rate used in the calculation of the Company’s right-of-use asset and lease liability was determined based on the stated rate within each contract when available, or the Company’s collateralized borrowing rate from lending institutions. The weighted average discount rate for the Company’s operating leases was 12.7%.

The Company has not made any residual value guarantees related to its operating leases; therefore, the Company has no corresponding liability recorded on its Consolidated Balance Sheets.

Aggregate lease expense under operating leases was $448 and $309 for the three-month periods ended March 31, 2020 and March 31, 2019, respectively. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis. Lease expense for leases with an initial term of twelve months or less was not material.

Future lease payments for assets under operating leases as of March 31, 2020, are as follows:

Remaining Maturities of Lease Liabilities Year Ending December 31,	Operating Leases
2020	$1,257
2021	645
2022	582
2023	563
2024	568
Thereafter	7,903
Total lease payments	11,518
Less imputed interest	6,488
Total	$5,030

Of the Company’s total lease liability, $1,301 is a current liability and $3,729 is a long-term liability at March 31, 2020. The current and long-term portions of the Company’s lease liability are presented within “Accrued expenses” and “Other non-current liabilities” on the Consolidated Balance Sheets. The Company’s right-of use asset balance associated with operating leases totaled $3,811 at March 31, 2020. This amount is presented within “Other long-term assets” on the Consolidated Balance Sheets.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biotechnology and biopharmaceutical companies, including risks inherent in our drug discovery, drug development and commercialization efforts, clinical trials, uncertainty of regulatory actions and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with products, potential competition associated with our product candidates and retention of key employees. In order for any of our product candidates to be commercialized, it will be necessary for us, or our collaborative partners, to conduct clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, and obtain market acceptance and adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. In addition, we can provide no assurance that we will have sufficient funding to meet our future capital requirements. Furthermore, the ongoing COVID-19 pandemic could create challenges in all aspects of our business, including without limitation delays, stoppages, difficulties and increased expenses with respect to our and our partners’ development, regulatory processes and supply chains, could negatively impact our ability to access the capital or credit markets to finance our operations, or could have the effect of heightening many of the risks described in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Recent Corporate Highlights

The outbreak of novel coronavirus (“COVID-19”) has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. To date, our financial condition, results of operations, and liquidity have not been materially impacted by the direct effects of the COVID-19 pandemic. However, the COVID-19 pandemic is constantly evolving and its full impact to our business is uncertain. We are monitoring the COVID-19 pandemic and are making adjustments intended to assist in protecting the safety of our employees and communities while continuing our business activities. We have implemented remote working arrangements where possible and restricted business-related travel. To date, implementation of these measures has not required material expenditures or significantly impacted our ability to operate our business or our internal controls over financial reporting and disclosure controls and procedures. We are continuing to monitor developments with respect to the outbreak and its potential impacts on our operations and those of our partners, suppliers, and regulators.

Berotralstat (BCX7353)

Berotralstat is our lead molecule that is being developed as an oral, once-daily therapy for the prevention of hereditary angioedema (“HAE”) attacks. We successfully completed our pivotal Phase 3 clinical trial, APeX-2, and reported 48-week data from our ongoing long-term safety clinical trial, APeX-S, in 2019. Based on the data from our clinical program, including APeX-2 and APeX-S, we submitted a new drug application to the U.S. Food and Drug Administration (the “FDA”) in December 2019 for approval of oral, once daily berotralstat for the prevention of HAE attacks. In February 2020, the FDA notified us that they had accepted and filed our New Drug Application (“NDA”) for review and that our Prescription Drug User Fee Act date for the NDA is December 3, 2020. In the NDA filing acceptance letter, the FDA stated that they are not currently planning to hold an advisory committee meeting to discuss the NDA.

On March 30, 2020, we announced that the European Medicines Agency (“EMA”) had validated its marketing authorization application (“MAA”) submission for approval of berotralstat for the prevention of HAE attacks. With this validation, the EMA has begun their formal review of the MAA under the centralized procedure for all member states of the European Union, and Norway, Iceland and Liechtenstein. An opinion from the Committee for Medicinal Products for Human Use is expected within approximately 12 months from MAA validation.

In addition, we have completed APeX-J, a clinical trial of berotralstat for the prevention of HAE attacks designed to support Japanese marketing authorization in conjunction with our other berotralstat clinical trials. On February 3, 2020, we announced we had submitted a new drug application to the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”) for approval of oral, once daily berotralstat for the prevention of HAE attacks. We expect approval of berotralstat in Japan in the second half of 2020.

In anticipation of a commercial launch of berotralstat, we are in the process of developing our business infrastructure, personnel, partnerships, and marketing strategies to position berotralstat for success in the commercial market, which we anticipate—based on proprietary market research, including analyses of HAE prevalence in the U.S. and market research studies with HAE patients, physicians, and payors in the U.S.—has the potential to reach a global peak of over $500 million in annual sales. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance or achievements to be materially different. There can be no assurance that regulatory approval of berotralstat will be granted in a timely fashion or at all, that our commercialization methods and strategies will succeed, or that the market for berotralstat will develop in line with our current expectations. See the “Risk Factors” section of this Quarterly Report on Form 10-Q, including the information under “Risk Factors—We do not have a great deal of experience in commercializing our products or technologies, and our future revenue generation is uncertain” for further discussion of these risks.

On May 5, 2020, we announced that the United States Patent and Trademark Office issued a notice of allowance for a new composition of matter patent which extends patent protection for berotralstat in the U.S. market by four years through October 2039.

APeX-2 Phase 3 Trial: APeX-2 is a Phase 3 double-blinded, placebo-controlled, three-arm clinical trial evaluating two dose levels of berotralstat administered orally once-daily as a preventive treatment to reduce the frequency of attacks in patients with HAE. APeX-2 tested once-daily berotralstat at 110 mg and 150 mg for prevention of angioedema attacks. The trial enrolled patients with Type I and II HAE in the United States, Canada and Europe. The primary efficacy endpoint of APeX-2 is the rate of angioedema attacks over 24 weeks of study drug administration. The trial enrolled and randomized 121 patients. The APeX-2 trial has been amended to extend the duration of dosing to monitor the long-term safety of the trial. Patients may continue in the trial on open-label berotralstat (150 mg).

On March 16, 2020, we announced new data from the APeX-2 trial showing 150 mg of oral, once-daily berotralstat for prophylaxis of HAE attacks reduced patients’ monthly use of standard of care (“SOC”) on-demand medicine by 53.6 percent (p<0.001) compared to placebo, and reduced the number of HAE attacks requiring acute SOC treatment by 49.2 percent (p<0.001) compared to placebo. Additional new data showed that the percentage of HAE attacks requiring re-treatment with multiple doses of on-demand therapy was lower for patients receiving berotralstat (150 mg) than placebo.

APeX-J Trial: On January 12, 2020, we reported data from our APeX-J trial in Japan, designed to support potential Japanese approval of berotralstat for the prevention of HAE attacks. APeX-J met its primary endpoint (p=0.003) for prevention of HAE attacks, and berotralstat was safe and generally well-tolerated.

We are continuing additional formulation work and discussing trial protocol with regulatory agencies for ZENITH-2, a Phase 3 clinical trial of oral berotralstat (750 mg) for the acute treatment of HAE. We have deprioritized this program in light of the market trend toward oral prophylaxis.

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

On January 12, 2020, we announced that we had completed an additional MAD cohort with 50 mg of oral BCX9930 or placebo administered every 12 hours for 14 days, with vaccination instead of an antibiotic. In the additional MAD cohort, a benign rash (similar to prior MAD cohorts) that was self-limited and resolved in 4 to 8 days post-onset was seen in seven healthy volunteers; the protocol allowed two of these healthy volunteers with more limited surface area affected by the rash to continue receiving BCX9930. Both of these healthy volunteers successfully dosed-through benign rash, with rash resolving on-drug, in both patients; biopsies of rashes from multiple subjects confirm the benign nature of the rash. The protocol for part three of the trial in PNH patients allows any patient who develops a clinically benign rash to continue dosing with BCX9930.

Based on the safety, tolerability, PK and PD dose-response results from parts 1 and 2 of the Phase 1 trial, we completed additional MAD dosing cohorts and advanced to part 3 of the trial, a proof of concept (“PoC”) study of BCX9930 in PNH patients who are poor responders to eculizumab or ravulizumab, and treatment-naïve patients. We have also successfully dosed MAD cohorts of 200 milligrams twice a day and 400 milligrams twice a day. On March 5, 2020 we announced that we had dosed the first PNH patients in part three of the trial. These patients were naïve to eculizumab and ravulizumab.

On May 6, 2020, we announced that low dose cohort (50 mg and 100 mg twice-daily) data in three treatment-naïve PNH patients who completed 28 days of therapy showed that BCX9930 inhibited complement and was safe and generally well tolerated. These patients were severely ill, with pre-treatment LDH levels from 3.7 to 11 times the upper limit of normal (ULN) and low hemoglobin of 6.0 to 8.2 g/dL. All patients had dose-dependent reductions in LDH and increases in hemoglobin. No drug-related serious adverse events were observed, and no PNH patients experienced rash. Based on the investigators’ assessment of clinical benefit, all three patients continued on therapy with BCX9930 (100 mg twice-daily) following the 28-day study window.

With the recent enrollment of a fourth patient with PNH, enrollment is now complete in treatment-naïve cohort 1 (50 mg and 100 mg twice-daily). Treatment-naïve cohort 2 (200 mg and 400 mg twice-daily) is expected to begin enrollment upon completion of cohort 1, with data expected in the third quarter of 2020. Data from the 200 mg and 400 mg twice-daily multiple ascending dose (MAD) cohorts in healthy volunteers shows >98 percent suppression of the alternative pathway beyond 12 hours and no dose-limiting adverse events. Given these data, we expect to achieve our goal of monotherapy for PNH patients in cohort 2 (200 mg and 400 mg twice-daily).

We plan to begin enrolling PNH patients resistant to C5 inhibitors in the third quarter of 2020 and expect to report data from these treatment-resistant patients by the end of 2020.

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

RAPIVAB/ALPIVAB/RAPIACTA/PERAMIFLU (peramivir injection)

On March 4, 2020, the International Court of Arbitration of the International Chamber of Commerce (“ICC Tribunal”) delivered a Partial Arbitration Award (the “Partial Arbitration Award”) in the arbitration matter between us and SUL with respect to the SUL Agreement for the commercialization of peramivir by SUL. In the Partial Arbitration Award, the ICC Tribunal found that, during the term, SUL materially breached and abandoned its core duties to us under the Diligent Efforts (as defined in the SUL Agreement) requirements of the SUL Agreement as applicable in the U.S. The ICC Tribunal granted a declaratory judgment in favor of us terminating the SUL Agreement and restoring all rights to peramivir to us as of March 17, 2020 (or such other date as the parties agree). The ICC Tribunal also awarded us our attorneys’ fees and expenses incurred in securing the declaratory judgment as well as the costs incurred by us in the arbitration. Finally, the ICC Tribunal found that SUL breached the SUL Agreement by failing to pay the milestone payment due to us within 30 days of the approval of peramivir for adult use in the European Union and awarded us $5.0 million (plus interest) for this claim. The ICC Tribunal retained jurisdiction for further proceedings relating to the award of attorneys’ fees and for any dispute relating to the return to us of all rights to peramivir in the Territory.

Galidesivir (formerly BCX4430)

On May 9, 2019, we announced the completion of a randomized, placebo-controlled Phase 1 clinical trial to evaluate intravenous (“i.v.”) galidesivir in healthy volunteers. In the trial, galidesivir was generally safe and well tolerated. This placebo-controlled trial evaluated the safety, tolerability and pharmacokinetics of escalating doses of galidesivir in four single-dose cohorts of 5mg/kg, 10 mg/kg, 15 mg/kg and 20 mg/kg, with a total of 24 volunteers receiving galidesivir by i.v. infusion. Drug exposures (Cmax and AUC) at the highest dose were 20,500 ng/mL and 44,600 hr.ng/mL, similar to or greater than drug exposures needed in nonclinical galidesivir treatment experiments in Marburg virus disease and Yellow Fever.

In April 2020, we agreed with the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”) to add a group of COVID-19 patients to the ongoing clinical trial in Yellow Fever. On April 9, 2020, we announced that we had opened a randomized, double-blind, placebo-controlled clinical trial to assess the safety, clinical impact and antiviral effects of galidesivir in patients with COVID-19. The trial (NCT03891420) is being funded by NIAID/HHS, part of the National Institutes of Health.

Galidesivir has demonstrated broad-spectrum activity in vitro against more than 20 RNA viruses in nine different families, including the coronaviruses that cause MERS and SARS.

In the COVID-19 patients, efficacy measures include qualitative and quantitative changes from baseline, time to clinical improvement, time to hospital discharge, time to undetectable levels (as measured by polymerase chain reaction (“PCR”) in respiratory specimens) of SARS-CoV-2, the virus that causes COVID-19, and all-cause mortality.

The trial is being conducted in Brazil under a U.S. investigational new drug application, and the protocol also has been approved by the Agência Nacional de Vigilância Sanitária and the Brazilian National Ethics Committee.

Part 1 of the trial will enroll 24 hospitalized adults diagnosed with moderate to severe COVID-19 confirmed by PCR. Three cohorts of eight patients will be randomized to receive i.v. galidesivir (n=6) or placebo (n=2) every 12 hours for 7 days. Upon completion of part 1 of the trial, an optimized dosing regimen of galidesivir will be selected for part 2 of the trial, based on part 1 results including safety, viral load reduction in respiratory tract secretions, improvement in COVID-19 signs and symptoms and clinical manifestations, and mortality. Currently, in part 2 of the trial, up to 42 hospitalized patients with COVID-19 will be randomized 2:1 to receive i.v. galidesivir or placebo. After treatment, the patients will remain hospitalized until resolution of COVID-19 symptoms allows release. All patients will be followed for mortality through Day 56.

The galidesivir development program is substantially funded with federal funds from NIAID/HHS and by the Biomedical Advanced Research and Development Authority (“BARDA/HHS”). Since September 2013, NIAID/HHS has supported us in developing galidesivir as a therapeutic for Ebola and Marburg viruses. Since March 2015, BARDA/HHS has supported the galidesivir development program for the continued development of galidesivir as a potential treatment for filoviruses.

We are in active dialogue with NIAID/HHS, relevant U.S. public health authorities, and clinical investigators as they assess potential approaches to evaluate investigational antiviral drugs for treatment of COVID-19, with the goal of determining if galidesivir is effective against SARS-CoV-2, the virus that causes COVID-19, and expanding the current supply of the drug.

Results of Operations (three months ended March 31, 2020 compared to the three months ended March 31, 2019)

For the three months ended March 31, 2020, total revenues were $4.8 million as compared to $5.9 million for the three months ended March 31, 2019. The decrease was primarily due to reduced peramivir product sales and lower royalty revenues, partially offset by amortization of deferred revenue from the Torii agreement. Revenues in the first quarter of 2020 included $0.2 million of peramivir product revenue from inventory sales to our commercial partners, $1.9 million of royalty revenue from Shionogi, Green Cross and SUL associated with sales of peramivir in Japan, Taiwan, Korea and the United States, $1.1 million of deferred revenue amortization related to the Torii Agreement and $1.6 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir. Revenues in the first quarter of 2019 included $1.7 million of peramivir product revenue from inventory sales to our commercial partners, $2.3 million of royalty revenue from Shionogi, Green Cross and SUL associated with sales of peramivir in Japan, Taiwan, Korea and the United States, and $1.9 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir.

Research and development (“R&D”) expenses increased to $29.9 million for the first quarter of 2020 from $27.5 million in 2019. The increase in 2020 R&D expenses, as compared to 2019, was primarily due to increased spending on our complement-mediated diseases program and other preclinical development initiatives.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended March 31,
	2020	2019
R&D expenses by program:
BCX7353	$15,545	$16,255
BCX9930	7,649	5,228
Galidesivir	1,458	1,654
BCX9250	1,438	1,522
Peramivir	393	614
Other research, preclinical and development costs	3,384	2,220

Total R&D expenses	$29,867	$27,493

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2020 were $15.9 million compared to $6.2 million in the first quarter of 2019. The increase was primarily due to increased spending on commercial activities and medical affairs to support the U.S. commercial launch of berotralstat in 2020 and contingent legal costs associated with our SUL arbitration proceedings.

Interest and other income was $6.4 million in the first quarter of 2020, compared to $0.6 million in the first quarter of 2019. The increase was primarily due to recognition of income from the partial arbitration award related to our SUL arbitration proceedings.

Interest expense, which is primarily related to our non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011 and borrowings under our Second Amended and Restated Senior Credit Facility, was $3.0 million in the first quarter of 2020, compared to $2.7 million in the first quarter of 2019.

A mark to market gain of $0.4 million related to our Currency Hedge Agreement was recognized in the first quarter of 2019, resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception and we expect our 2020 operating expenses to exceed our 2020 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; and to a lesser extent, the PhaRMA Notes financing and the Senior Credit Facility, the Amended and Restated Credit Facility, and the Second Amended and Restated Credit Facility. To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS galidesivir development contract totaling $43.0 million, which is ongoing, and a BARDA/HHS galidesivir development contract totaling $39.1 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS galidesivir funding obligated under awarded options is $43.0 million and $20.6 million, respectively. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC. In addition to the above, we have received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of March 31, 2020, we had net working capital of $32.8 million, a decrease of approximately $39.2 million from $72.0 million at December 31, 2019. The decrease in working capital was principally due to our normal operating expenses associated with the development of our product candidates. Our principal sources of liquidity at March 31, 2020 were approximately $101.9 million in cash and cash equivalents and approximately $11.2 million in investments considered available-for-sale. We anticipate our cash and investments will fund our operations into 2021.

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

We plan to finance our needs principally from the following:

•	lease, royalty or loan financing and future public or private equity or debt financing;

•	our existing capital resources and interest earned on that capital;

•	payments under existing and executing new contracts with the U.S. Government; and

•	payments under current or future collaborative and licensing agreements with corporate partners.

As our programs continue to advance, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements and additional personnel resources and testing required for the continuing development of our product candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our product candidates, the amount and timing of funding we receive from existing U.S. Government contracts for galidesivir, the amount of funding or assistance, if any, we receive from new U.S. Government contracts or other new partnerships with third parties for the development and or commercialization of our product candidates, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates, commercializing our products, and the overall progression of our other programs. The impact of the ongoing COVID-19 pandemic on one or more of the foregoing factors could negatively affect our expenses, revenues and cash utilization rate.

With the funds available at March 31, 2020, we believe our financial resources will be sufficient to fund our operations into 2021. We have sustained operating losses for the majority of our corporate history and expect that our 2020 expenses will exceed our 2020 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, our planned operations raise doubt about our ability to continue as a going concern throughout 2021. Our liquidity needs will be largely determined by the success of operations in regards to the progression of our product candidates in the future. We also may consider other plans to fund operations through 2021 including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, stock purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates, the timing, scope and magnitude of our commercial expenses and key development and regulatory events and our decisions in the future.

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

The impact of the ongoing COVID-19 pandemic on one or more of the foregoing factors could negatively affect our capital requirements and the availability of funds to finance those requirements.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Currency Hedge Agreement

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar for which we may be required to pay a premium in 2020, provided the Currency Hedge Agreement remains in effect. A payment of $2.0 million will be required if, on May 18, the U.S. dollar is worth 100 yen or less as determined in accordance with the Currency Hedge Agreement. In conjunction with establishing the Currency Hedge Agreement, we will be required to post collateral to the counterparty, which may cause us to experience additional quarterly volatility in our financial results. We will not be required at any time to post collateral exceeding the maximum premium payments remaining payable under the Currency Hedge Agreement. As of March 31, 2020, the maximum amount of hedge collateral we may be required to post is $2.0 million.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). We are also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of March 31, 2020, no collateral was posted under the agreement.

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

Information Regarding Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. All statements other than statements of historical facts contained in this filing are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any amendments we make to those sections in filings with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	the impact of the ongoing COVID-19 pandemic on all aspects of our business, including without limitation delays, stoppages, difficulties and increased expenses with respect to our and our partners’ development, regulatory and supply chain operations, or on our ability to access the capital or credit markets to finance our operations;

•	the preclinical development, clinical development, commercialization, or post-marketing studies of our product candidates and products, including our HAE programs, BCX9930, BCX9250, peramivir, galidesivir, and early stage discovery programs;

•	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir;

•	the potential for government stockpiling orders of peramivir and galidesivir, additional regulatory approvals of peramivir, or milestones, royalties or profit from sales of peramivir by us or our partners;

•	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	our ability to establish and maintain collaborations or out-license rights to our product candidates;

•	the outcome, cost and timing of any resolution of disputes and legal proceedings, including but not limited to the dispute with our partner SUL;

•	plans, programs, progress and potential success of our collaborations, including SUL for peramivir, Mundipharma for mundesine, Torii for BCX7353 in Japan and Shionogi and Green Cross for peramivir in their territories;

•	our and MDCP’s ability to satisfy obligations under our Second Amended and Restated Senior Credit Facility;

•	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes;

•	the Currency Hedge Agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;

•	our ability to continue as a going concern;

•	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;

•	the timing or likelihood of entering into a U.S. government stockpile order and our ability to execute any such order;

•	our ability to raise additional capital to fund our operations or repay our recourse debt obligations;

•	our ability to comply with the covenants as set forth in the agreements governing our debt obligations;

•	our financial performance;

•	the timing and success of our anticipated commercialization of BCX7353 in the U.S. and elsewhere; and

•	competitive companies, technologies and our industry.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Second Amended and Restated Senior Credit Facility. The interest rate applicable to our borrowings under the PhaRMA Notes is fixed at 14.0% and the Second Amended and Restated Senior Credit Facility bears a floating interest rate based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that we are required to make on the Second Amended and Restated Senior Credit Facility. As of March 31, 2020, our Second Amended and Restated Senior Credit Facility had an interest rate of 9.6%.

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

Foreign Currency Risk

The majority of our transactions and the greatest magnitude of these transactions occur in U.S. dollars and we do not have significant operating subsidiaries or significant investments in foreign countries as of March 31, 2020. Therefore, we are not subject to significant foreign currency exchange risk in our normal operations.

In connection with the issuance by Royalty Sub of the PhaRMA Notes, we entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we are required to post collateral based on our potential obligations under the Currency Hedge Agreement as determined by periodic mark to market adjustments. Provided the Currency Hedge Agreement remains in effect, we may be required to pay an annual premium in the amount of $2.0 million in May 2020. Such payment will be required if, on May 18, the spot rate of exchange for Japanese yen-U.S. dollars (determined in accordance with the Currency Hedge Agreement) is such that the U.S. dollar is worth 100 yen or less. As of March 31, 2020, the maximum amount of hedge collateral we may be required to post is $2.0 million.

Item 4.     Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Relating to Our Business

Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by the effects of the recent COVID-19 pandemic on us or on third parties with whom we conduct business, including without limitation our development partners, manufacturers, CROs, and others, as well as on the regulatory and government agencies with whom we work.

The COVID-19 pandemic has spread to multiple countries around the world, is affecting the United States and global economies, and may cause significant disruptions to our business, operations, and clinical development or commercialization plans and timelines, as well as the business and operations of third parties with whom we conduct business. For example, quarantines, shelter-in-place and similar government orders have impacted and may continue to impact, among other things: (1) our personnel and those of third-parties on whom we rely, including our development partners (such as Torii), manufacturers, CROs, and others; (2) the conduct of our current and future clinical trials; and (3) the operations of the FDA, EMA, PMDA and other health and governmental authorities, which could result in delays of reviews and approvals.

If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be stopped or delayed, or the costs of such development and commercialization activities could increase, any of which could have a material adverse impact on our business. For example, if interruptions related to COVID-19 were to impair our or Torii’s ability to perform under the Torii Agreement to complete our regulatory interactions in Japan, including with respect to the pending Japanese NDA with respect to berotralstat for the treatment of HAE, then the timing and success of our development and commercialization of berotralstat in Japan could be severely impacted.

Our suppliers or other vendors may be unable to meet their obligations to us or perform their services as expected as a result of the COVID-19 pandemic or other health epidemics. In such circumstances, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Such delays could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city, or state could adversely impact our clinical trial operations.

If global health concerns prevent the FDA, EMA, PMDA or other regulatory authorities from conducting their inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, EMA, PMDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business and clinical development plans and timelines.

We have implemented work-from-home policies for our employees, which may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

The spread of COVID-19, which has caused a broad impact globally, may also materially affect our access to capital. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic could result in significant disruption of global financial markets, reducing our ability to access the equity or debt capital markets or obtain other sources of capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. These effects could be material, and we will continue to monitor the COVID-19 situation closely. We do not yet know the full extent and magnitude of the impacts that COVID-19 has had or will have on our business, on the healthcare system, or on the global economy. In addition, the COVID-19 pandemic could have the effect of heightening many of the other risks described below.

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

Our ability to successfully complete the clinical development process is dependent upon many factors, including but not limited to:

•	our or our partners’ ability to secure suitable clinical sites and investigators and to enroll and maintain an adequate number of patients on a timely basis or at all;

•	patients that enroll in a clinical trial may not comply with the clinical trial protocol or maintain contact with investigators to provide complete data during and after treatment;

•	our product candidates may not prove to be either safe or effective or may produce unfavorable or inconclusive results;

•	we or our partners may decide, or be required by regulatory authorities, to suspend or terminate clinical research for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate, noncompliance with regulatory requirements or their standards of conduct, or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;

•	regulatory authorities may disagree with our or our partners’ clinical trial protocols or our or their interpretation of data from preclinical studies and clinical trials;

•	clinical protocols or study procedures may not be adequately designed or followed by the investigators;

•	formulation improvements may not work as expected, which could negatively impact commercial demand for our product candidates;

•	regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third party manufactures with which we or our partners enter into agreements for clinical and commercial supplies;

•	the supply or quantity of raw materials or manufactured product candidates or other materials necessary to conduct development activities may be insufficient, inadequate, or unavailable at an acceptable cost, and we or our partners may experience interruptions in supply;

•	our or our partners’ development plans may be delayed or changed as a result of changes in development strategy, the impact of new or different regulations, requirements, and guidelines, or other unexpected events or conditions;

•	the cost of pre-clinical studies and clinical trials may be greater than we anticipate;

•	third-party contractors, including those manufacturing our product candidates or components or ingredients thereof, or conducting clinical trials or laboratory testing on our or our partners’ behalf, may fail to comply with regulatory requirements and industry standards or meet their contractual obligations in a timely manner or at all; and

•	the impact of the COVID-19 pandemic on one or more of the foregoing factors.

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

Our ability to raise additional capital when needed or at all may be limited and may greatly depend upon the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs for our kallikrein inhibitors such as berotralstat (including but not limited to formulation progress, long-term human safety studies, and carcinogenicity, drug-drug interaction, toxicity, or other required studies), BCX9250 for the treatment of FOP, BCX9930 for diseases of the complement system, our broad-spectrum antiviral program, including galidesivir, and other rare disease product candidates, as well as any post-approval studies for RAPIVAB. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of COVID-19, may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of COVID-19. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

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

The process of preparing for and obtaining regulatory approval in any jurisdiction may be lengthy and expensive, and approval is never certain. Because of the risks and uncertainties inherent to the development process, including risks and uncertainties related to the impact of COVID-19, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. As discussed under “Risk Factors—Risks Relating to Our Business—Our success depends upon our ability to advance our products through the various stages of development, especially through the clinical trial process, and to receive regulatory approval for the commercial sale of our products,” we or our partners may experience any number of unfavorable outcomes during or as a result of pre-clinical studies and clinical trials that could delay or prevent regulatory approval of our product candidates, or negatively impact our management’s credibility, our value and our operating results.

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

Because we focus on developing drugs as treatments for rare diseases, we may seek orphan drug, breakthrough therapy or fast track designations for our product candidates in the United States or the equivalent designations elsewhere in the world. Often, regulatory authorities have broad discretion in determining whether or not to grant such designations. We cannot guarantee that our product candidates will receive orphan drug status from the FDA or equivalent designations from other regulatory authorities. We also cannot guarantee that we will receive breakthrough therapy, fast track, or equivalent designations, which provide certain potential benefits such as more frequent meetings with the applicable regulatory authorities to discuss development plans, intensive guidance on efficient drug development programs, and potential eligibility for rolling review or priority review. Even if we are successful in obtaining any such designations for our product candidates, such designations may not lead to faster development or regulatory review or approval and do not increase the likelihood that our product candidates will receive marketing approval. For instance, although berotralstat for HAE prophylaxis has received Fast Track designation from the FDA, Sakigake designation from the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”), and Promising Innovative Medicine designation from the MHRA, as well as orphan drug status from the FDA, EMA, and the MHLW, we may not experience a faster development, review or approval process compared to the conventional process in the relevant jurisdictions. We may not be able to obtain or maintain these designations for berotralstat or other product candidates that receive them, and our competitors may obtain these designations for their product candidates, which could impact our ability to develop and commercialize our product candidates or compete with such competitors, which may adversely impact our business, financial condition or results of operations.

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

If after obtaining regulatory approval of a product we or others discover that it is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of, or impose marketing or manufacturing restrictions on, the product, or require us or our partners to create a medication guide outlining the risks of unidentified side effects for distribution to patients;

•	we or our partners may be required to recall the product, change the way the product is administered, conduct additional clinical trials, or be subject to civil or criminal penalties; and

•	the product may become less competitive and our reputation may suffer.

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

We do not have a great deal of experience in commercializing our product candidates or technologies. We currently have limited sales, marketing and distribution capabilities, and we may be unable to establish or sufficiently increase these capabilities for products we currently, or plan to, commercialize. Our ability to receive revenue from products we or our partners commercialize is subject to several risks, including:

•	we or our partners may fail to successfully complete clinical trials, or satisfy post-marketing commitments, sufficient to obtain and keep regulatory agency marketing approval;

•	many competitors are more experienced and have significantly more resources, and their products could reach the market faster, be more cost effective or have a better efficacy or tolerability profile than our product candidates;

•	we may fail to employ a comprehensive and effective intellectual property strategy, which could result in decreased commercial value of our Company and our products;

•	we may fail to employ a comprehensive and effective regulatory strategy, which could result in a delay or failure in commercialization of our products;

•	our ability to successfully commercialize our products is affected by the competitive landscape, which cannot be fully known at this time;

•	reimbursement is constantly changing, which could greatly affect usage of our products;

•	future revenue from product sales would depend on our ability to successfully complete clinical studies, obtain regulatory approvals, and manufacture, market and commercialize our approved drugs; and

•	the impact of the COVID-19 pandemic on us or our partners.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to rapid and substantial technological change. There are many companies seeking to develop products for the same indications that we currently target. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies and specialized biotechnology firms. Most of these competitors have greater resources than we do, including greater financial resources, larger research and development staffs and more experienced marketing and manufacturing organizations. In addition, most of our competitors have greater experience than we do in conducting clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals of product candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory approvals, and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including patent and FDA exclusivity rights that would delay our ability to market products. We face, and will continue to face, competition in the licensing of potential product candidates for desirable disease targets, licensing of desirable product candidates, and development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. This includes competition with respect to, among other things, galidesivir as a potential treatment for COVID-19. Competition may also arise from, among other things:

•	other drug development technologies;

•	methods of preventing or reducing the incidence of disease, including vaccines; and

•	new small molecule or other classes of therapeutic agents.

Developments by others may render our product candidates or technologies obsolete or noncompetitive.

We are performing research on or developing products for the treatment of several rare diseases, including HAE, diseases of the complement system, and FOP, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we are developing and plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. There are licensed therapies for HAE (including Berinert®, Haegarda®, Cinryze®, Kalbitor®, Takhzyro®, Firazyr® (icatibant) and generic icatibant), therapies for certain complement-mediated diseases such as PNH, aHUS, myasthenia gravis, and neuromyelitis optica specrtum disorder (Soliris® and UltomirisTM), products for the prevention or treatment of influenza (seasonal flu vaccines, Tamiflu® (oseltamivir), generic oseltamivir, Relenza®, and Inavir®, favipiravir, and Xofluza™), remdesivir as a potential treatment for COVID-19 and a number additional of products in clinical development in these therapeutic areas and for the treatment of FOP. In addition, various government entities throughout the world may offering incentives, grants and contracts to encourage additional investment into preventative and therapeutic agents against viruses such as influenza, coronavirus, Ebola, and others, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. See “Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.

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

Government use or sale, in emergency situations or otherwise, of our antivirals—including peramivir for the treatment of influenza or galidesivir as a potential treatment for COVID-19—may result in risks to us or our collaborative partners. There can be no assurance that government use of our antivirals (whether as indicated or outside of their current indications) will prove to be generally safe, well-tolerated and effective. Any government sale or use (on an emergency basis or otherwise) of our antivirals in any country may create liabilities for us or our partners.

We have entered into a contract with the CDC for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period. In addition, we have opened enrollment into a randomized, double-blind, placebo-controlled clinical trial to assess the safety, clinical impact and antiviral effects of galidesivir in patients with COVID-19. The trial is being funded by NIAID/HHS. We are in active dialogue with NIAID/HHS, relevant U.S. public health authorities, and clinical investigators as they assess potential approaches to evaluate investigational antiviral drugs for treatment of COVID-19, with the goal of determining if galidesivir is effective against SARS-CoV-2, the virus that causes COVID-19, and expanding the current supply of the drug. There can be no assurance that we or our manufacturers will be able to fully meet the demand for such antivirals with respect to these or future arrangements. Further, we may not receive a favorable purchase price for future orders of our antivirals by governmental entities. Our competitors may develop products that could compete with or replace any antivirals selected for government sale or use. We may face competition in markets where we have no existing intellectual property protection or are unable to successfully enforce our intellectual property rights.

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

A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the recent COVID-19 outbreak), trade wars, political unrest or other events could disrupt our business or operations or those of our development partners (such as Torii), manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. If our operations or those of third parties with whom we have business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business. See “Risk Factors—Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by the effects of the recent COVID-19 pandemic on us or on third parties with whom we conduct business, including without limitation our development partners, manufacturers, CROs, and others, as well as on the regulatory and government agencies with whom we work.”.

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

We are highly dependent upon our senior management and scientific team, the unexpected loss of whose services might impede the achievement of our development and commercial objectives. This risk has been heightened in the current environment as a result of the ongoing COVID-19 pandemic. Competition for key personnel with the experience that we require is intense and is expected to continue to increase. Our inability to attract and retain the required number of skilled and experienced management, commercial, operational and scientific personnel will harm our business because we rely upon these personnel for many critical functions of our business.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2020, the 52-week range of the market price of our stock was from $1.38 to $9.26 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of April 30, 2020, there were 154,253,225 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of April 30, 2020, there were 19,224,679 stock options outstanding and 2,719,934 shares available for issuance under our Amended and Restated Stock Incentive Plan, 2,493,168 stock options outstanding and 706,832 shares available for issuance under our Inducement Equity Incentive Plan and 9,484 shares available for issuance under our Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Stock Incentive Plan or Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Our Amended and Restated Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which may limit a stockholder’s ability to obtain a favorable judicial forum for such disputes with us or our directors, officers or employees.

Our Amended and Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, stockholders, employees or agents arising out of or relating to any provision of the General Corporation Law of Delaware or our Certificate of Incorporation or Amended and Restated Bylaws or (iv) any action against us or any of our directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware. This exclusive forum provision does not apply to establish the Delaware Court of Chancery as the forum for actions or proceedings brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

This exclusive forum provision may limit a stockholder’s ability to choose its preferred judicial forum for disputes with us or our directors, officers, employees or agents, which may discourage the filing of lawsuits with respect to such claims. If a court were to find this exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in another jurisdiction, which could adversely affect our business and financial condition.

Item 6.     Exhibits

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.7	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

(10.1)	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Anthony Doyle, dated March 29, 2020.

(10.2)	BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated February 7, 2020).

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

( )	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2020.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer (Principal Executive Officer)

/s/ Anthony Doyle
Anthony Doyle
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Michael L. Jones
Michael L. Jones
Executive Director, Finance and Principal Accounting Officer
(Principal Accounting Officer)