Form 10-Q
period 2020-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2020-08-10
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of July 31, 2020 was 176,565,622.

EX-10.3

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2020 and December 31, 2019
(In thousands, except per share data)

	2020	2019
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$173,468	$114,172
Restricted cash	2,188	1,551
Investments	15,935	22,054
Receivables from collaborations	3,997	22,146
Inventories	5,233	-
Prepaid expenses and other current assets	3,016	4,422
Total current assets	203,837	164,345
Property and equipment, net	7,149	7,347
Other assets	3,720	3,590

Total assets	$214,706	$175,282

Liabilities and Stockholders’ Equity
Accounts payable	$9,354	$13,988
Accrued expenses	24,843	21,365
Interest payable	17,806	14,904
Deferred collaboration revenue	715	2,120
Lease financing obligation	1,096	1,377
Senior credit facility	19,056	9,020
Non-recourse notes payable	29,780	29,561
Total current liabilities	102,650	92,335
Lease financing obligation	3,834	3,406
Senior credit facility	31,715	41,289
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized - 5,000; no shares issued and outstanding	-	-
Common stock, $0.01 par value: shares authorized - 450,000; shares issued and outstanding – 176,429 in 2020 and 154,082 in 2019	1,764	1,541
Additional paid-in capital	991,574	877,300
Accumulated other comprehensive income	3	39
Accumulated deficit	(916,834)	(840,628)
Total stockholders’ equity	76,507	38,252

Total liabilities and stockholders’ equity	$214,706	$175,282

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Six Months Ended June 30, 2020 and 2019

(In thousands, except per share data-Unaudited)

	Three Months		Six Months
	2020	2019	2020	2019
Revenues
Product sales	$—	$—	$218	$1,679
Royalty revenue	44	696	1,989	3,018
Collaborative and other research and development	2,827	752	5,487	2,638
Total revenues	2,871	1,448	7,694	7,335
Expenses
Cost of product sales	—	—	—	1,399
Research and development	27,498	27,681	57,365	55,174
Selling, general and administrative	13,883	8,659	29,748	14,897
Royalty	—	26	69	113
Total operating expenses	41,381	36,366	87,182	71,583
Loss from operations	(38,510)	(34,918)	(79,488)	(64,248)
Interest and other income	2,758	547	9,204	1,143
Interest expense	(2,918)	(3,035)	(5,965)	(5,761)
Gain (loss) on foreign currency derivative	63	(223)	43	183
Net loss	$(38,607)	$(37,629)	$(76,206)	$(68,683)
Unrealized (loss) gain on available for sale investments	(11)	130	(36)	338
Comprehensive loss	$(38,618)	$(37,499)	$(76,242)	$(68,345)

Basic and diluted net loss per common share	$(0.24)	$(0.34)	$(0.48)	$(0.62)
Weighted average shares outstanding	161,569	110,338	157,862	110,253

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2020 and 2019

(In thousands-Unaudited)

	2020	2019
Operating activities
Net loss	$(76,206)	$(68,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	401	357
Stock-based compensation expense	6,034	8,702
Amortization of debt issuance costs	681	596
Amortization of premium/discount on investments	104	(17)
Change in fair value of foreign currency derivative	590	646
Changes in operating assets and liabilities:
Receivables	18,149	691
Inventory	(5,233)	649
Prepaid expenses and other assets	817	84
Accounts payable and accrued expenses	(1,156)	2,579
Interest payable	2,902	2,897
Deferred revenue	(1,405)	—
Net cash used in operating activities	(54,322)	(51,499)

Investing activities
Acquisitions of property and equipment	(187)	(180)
Purchases of investments	(15,438)	(3,018)
Sales and maturities of investments	21,417	41,357
Net cash provided by investing activities	5,792	38,159

Financing activities
Sale of common stock, net	92,848	—
Sale of pre-funded warrants	14,817	—
Proceeds from senior credit facility	—	19,477
Net proceeds from common stock issued under stock-based compensation plans	798	977
Net cash provided by (used in) financing activities	108,463	20,454

Increase in cash, cash equivalents and restricted cash	59,933	7,114
Cash, cash equivalents and restricted cash at beginning of period	115,723	28,275

Cash, cash equivalents and restricted cash at end of period	$175,656	$35,389

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and Six Months Ended June 30, 2020 and 2019

(In thousands, except per share amounts-Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2019	$1,541	$877,300	$39	$(840,628)	$38,252
Net loss	—	—	—	(37,599)	(37,599)
Other comprehensive loss	—	—	(25)	—	(25)
Employee stock purchase plan sales, 110 shares, net	1	265	—	—	266
Stock-based compensation expense	—	2,754	—	—	2,754
Balance at March 31, 2020	1,542	880,319	14	(878,227)	3,648
Net loss	—	—	—	(38,607)	(38,607)
Other comprehensive loss	—	—	(11)	—	(11)
Exercise of stock options, 193 shares, net	2	530	—	—	532
Issuance of common stock, 22,044 shares, net	220	92,628	—	—	92,848
Issuance of pre-funded, 3,511 warrants	—	14,817	—	—	14,817
Stock-based compensation expense	—	3,280	—	—	3,280
Balance at June 30, 2020	$1,764	$991,574	$3	$(916,834)	$76,507

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2018	$1,101	$780,400	$(297)	$(731,969)	$49,235
Impact to retained earnings from adoption of ASC 842	—	—	—	238	238
Net loss	—	—	—	(31,054)	(31,054)
Other comprehensive income	—	—	208	—	208
Exercise of stock options, 160 shares, net	2	341	—	—	343
Employee stock purchase plan sales, 47 shares, net	—	220	—	—	220
Stock-based compensation expense	—	3,317	—	—	3,317
Balance at March 31, 2019	1,103	784,278	(89)	(762,785)	22,507
Net loss	—	—	—	(37,629)	(37,629)
Other comprehensive income	—	—	130	—	130
Exercise of stock options, 100 shares, net	1	413	—	—	414
Stock-based compensation expense	—	5,385	—	—	5,385
Balance at June 30, 2019	$1,104	$790,076	$41	$(800,414)	$(9,193)

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1 - Significant Accounting Policies

The Company

BioCryst Pharmaceuticals, Inc. (the “Company”) is a biotechnology company that discovers novel, oral, small-molecule medicines. The Company focuses on the treatment of rare diseases in which significant unmet medical needs exist and an enzyme plays the key role in the biological pathway of the disease. The Company was incorporated in Delaware in 1986, and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. BioCryst has incurred losses and negative cash flows from operations since inception.

With the funds available at June 30, 2020, the Company believes these resources will be sufficient to fund its operations through the second quarter of 2021. The Company has sustained operating losses for the majority of its corporate history and expects that its 2020 expenses will exceed its 2020 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, its planned operations raise doubt about its ability to continue as a going concern through 2021. The Company’s liquidity needs will be largely determined by the success of operations in regard to the progression of its product candidates in the future. The Company also may consider other plans to fund operations through 2021 including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates, timing, scope and magnitude of its commercial expenses and key development and regulatory events and its decisions in the future.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including JPR Royalty Sub LLC (“Royalty Sub”) and MDCP, LLC (“MDCP”). Both of these subsidiaries were formed to facilitate financing transactions for the Company. Royalty Sub was formed in connection with a $30,000 financing transaction the Company completed on March 9, 2011. See Note 4, Royalty Monetization, for a further description of this transaction. MDCP was formed in connection with a $23,000 senior credit facility that the Company closed on September 23, 2016 and subsequently amended and restated on each of July 20, 2018 and February 5, 2019. See Note 5 for a further description of these transactions. All intercompany transactions and balances have been eliminated.

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

Restricted Cash

Restricted cash as of June 30, 2020 and December 31, 2019 reflects $766 and $134, respectively, in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,422 and $1,417, respectively, the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At June 30, 2020, the Company believes that the cost of its investments is recoverable in all material respects.

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

	June 30, 2020
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and its agencies	$14,991	$-	$-	$-	$14,991
Certificates of deposit	938	3	3	-	944
Total investments	$15,929	$3	$3	$-	$15,935

	December 31, 2019
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$10,488	$50	$23	$-	$10,561
Corporate debt securities	9,742	59	10	(1)	9,810
Certificates of deposit	1,669	7	7	-	1,683
Total investments	$21,899	$116	$40	$(1)	$22,054

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

At June 30, 2020 and December 31, 2019, the Company had the following receivables.

		June 30, 2020
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$19	$2,253	$2,272
Shionogi & Co. Ltd.	1,683	-	1,683
Mundipharma International Holdings Limited	35	-	35
Seqirus UK Limited	7	-	7
Total receivables	$1,744	$2,253	$3,997

		December 31, 2019
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$1,353	$15,023	$16,376
Shionogi & Co. Ltd.	1,336	4	1,340
Green Cross Corporation	2,924	8	2,932
Mundipharma International Holdings Limited	56	-	56
Seqirus UK Limited	1,091	351	1,442
Total receivables	$6,760	$15,386	$22,146

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

Inventory

Inventory is stated at the lower of cost and net realizable value, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize subsequent costs related to the production of inventories.  At June 30, 2020, the Company’s inventory consisted of $1,723 of peramivir raw materials and $3,510 of peramivir work-in-process.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of June 30, 2020 and December 31, 2019, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. During the six months ended June 30, 2020, realized gains of $1 were reclassified out of accumulated other comprehensive loss. No reclassifications out of accumulated other comprehensive loss were recorded during the six months ended June 30, 2019.

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

The Company recorded the following revenues for the three and six months ended June 30, 2020 and 2019:

	Three Months		Six Months
	2020	2019	2020	2019
Product sales	$—	$—	$218	$1,679
Royalty revenue	44	696	1,989	3,018
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	2,545	752	4,152	2,638
Torii Pharmaceutical Co., Ltd.	282	—	1,335	—
Total collaborative and other research and development revenues	2,827	752	5,487	2,638
Total revenues	$2,871	$1,448	$7,694	$7,335

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended June 30, 2020 and 2019 was $2,918 and $3,035, respectively, and for the six months ended June 30, 2020 and 2019 was $5,965 and $5,761, respectively, related to the issuance of the PhaRMA Notes (defined in Note 4) and the Second Amended and Restated Senior Credit Facility (defined in Note 5). Costs directly associated with the issuance of the PhaRMA Notes and the Second Amended and Restated Senior Credit Facility have been capitalized and are netted against the non-recourse notes payable and senior credit facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the PhaRMA Notes and the Second Amended and Restated Senior Credit Facility using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $341 for each of the three months ended June 30, 2020 and 2019, respectively, and $681 and $596 for the six months ended June 30, 2020, and 2019, respectively.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the six months ended June 30, 2020 and 2019 resulted in losses of $590 and $646, respectively. Mark to market adjustments are determined by a third-party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. In addition, the Company realized currency exchange gains of $632 and $830 during the first six months of 2020 and 2019, respectively, associated with the exercise of a U.S. dollar/Japanese yen currency option under the Currency Hedge Agreement. The Company is also required to post collateral in connection with the mark to market adjustments based on thresholds defined in the Currency Hedge Agreement. As of June 30, 2020 and December 31, 2019, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended June 30, 2020 and 2019 does not include 14,007 and 1,927, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2020 and 2019 does not include 12,963 and 2,528, respectively, of such potential common shares, as their impact would be anti-dilutive.

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

Significant Customers and Other Risks

Significant Customers

Other than royalty revenues, the Company’s primary sources of revenue that have an underlying cash flow stream are the reimbursement of galidesivir (formerly BCX4430) development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS and sales of RAPIVAB (peramivir injection) under our procurement contract with the Centers for Disease Control and Prevention. The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its galidesivir program. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion or termination of the NIAID/HHS and BARDA/HHS galidesivir contracts could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. The Company recognizes royalty revenue from the net sales of RAPIACTA by Shionogi; however, the underlying cash flow from these royalty payments, except for Japanese government stockpiling sales, goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. Further, the Company’s drug development activities are performed by a limited group of third-party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

Risks from Third Party Manufacturing and Distribution Concentration

The Company may rely on single source manufacturers for active pharmaceutical ingredient and finished drug product manufacturing of product candidates in development and on single source distributors for distribution of approved drug products. Delays in the manufacture or distribution of any product could adversely impact the commercial revenue and future procurement stockpiling of the Company’s product candidates in development.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. In addition, ASU 2016-13 requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. ASU 2016-13 requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates.

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

Note 2 - Stock-Based Compensation

As of June 30, 2020, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated on March 19, 2020 and approved by the Company’s stockholders on May 12, 2020. The Inducement Plan was adopted by the Board of Directors on April 24, 2019 and amended and restated by the Board of Directors in February 2020 and in July 2020. The ESPP was amended and restated in March 2020 and approved by the Company’s stockholders in May 2020. Stock-based compensation expense of $6,034 ($5,205 of expense related to the Incentive Plan, $710 of expense related to the Inducement Plan, and $119 of expense related to the ESPP) was recognized during the first six months of 2020, while $8,702 ($8,535 of expense related to the Incentive Plan, $16 of expense related to the Inducement Plan and $151 of expense related to the ESPP) was recognized during the first six months of 2019.

There was approximately $22,873 of total unrecognized compensation cost related to non-vested stock option awards granted by the Company as of June 30, 2020. That cost is expected to be recognized as follows: $5,251 during the remainder of 2020, $8,086 in 2021, $6,604 in 2022, $2,668 in 2023 and $264 in 2024. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards and restricted stock units granted to employees generally vest 25% each year until fully vested after four years. In August 2013, December 2014 and December 2019, the Company issued 1,032, 1,250 and 315 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of June 30, 2020, 75% of the August 2013 grants have vested. As of June 30, 2020, 85% of the December 2014 grants have vested. As of June 30, 2020, none of the December 2019 grants have vested. During the three months ended June 30, 2020, the Company recognized $86 of compensation expense related to one milestone within the December 2019 grants for which achievement became probable. During 2019, the Company recognized $4,998 of stock compensation expense related to two milestones within the December 2014 grants for which achievement became probable. Stock option awards granted to non-employee directors of the Company generally vest over one year. All stock option awards have contractual terms of 10 years. The vesting and exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance December 31, 2019	968	21,050	$5.96
Plan amendment	8,000	-	-
Restricted stock unit awards granted	(22)	-	-
Restricted stock unit awards cancelled	-	-	-
Stock option awards granted	(547)	547	4.87
Stock option awards exercised	-	(193)	2.76
Stock option awards cancelled	2,495	(2,495)	6.66

Balance June 30, 2020	10,894	18,909	$5.85

For stock option awards granted under the Incentive Plan during the first six months of 2020 and 2019, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first six months of 2020 and 2019 was $3.35 and $4.69, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method.

Inducement Equity Incentive Plan

The Company has the ability to grant stock option awards to newly-hired employees as inducements material to each employee entering employment with the Company. Stock option awards granted to newly hired employees are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and generally vest 25% each year until fully vested after four years. Each stock option has a term of 10 years and is subject to the terms and conditions of the Inducement Plan. The vesting and exercise provisions of all awards granted under the Inducement Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Inducement Plan.

Related activity under the Inducement Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance December 31, 2019	171	1,329	$3.60
Plan amendment	1,700	-	-
Stock option awards granted	(1,502)	1,502	3.34
Stock option awards exercised	-	-	-
Stock option awards cancelled	145	(145)	4.28

Balance June 30, 2020	514	2,686	$3.42

For stock option awards granted under the Inducement Plan during the first six months of 2020 and 2019, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first six months of 2020 and 2019 was $3.67 and $3.94, respectively.

The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Incentive Plan and the Inducement Plan during the first six months of 2020 and 2019, respectively. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Plans

	2020	2019
Expected Life in Years	5.5	5.5
Expected Volatility	83.7%	81.0%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.5%	2.3%

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 4,475 shares of common stock to be purchased under the ESPP, of which 3,009 shares remain available for purchase at June 30, 2020. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates, and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 110 shares during the first six months of 2020 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 - Collaborative and Other Research and Development Contracts

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease. NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of this contract, including amendments, are to file IND applications for intravenous (“i.v.”) and intramuscular (“i.m.”) galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, including Yellow Fever and Ebola virus disease, and to conduct an initial Phase 1 human clinical trial. In April 2020, the Company and NIAID/HHS agreed to add a group of COVID-19 patients to the ongoing clinical trial in Yellow Fever. On April 9, 2020, the Company announced it had opened enrollment into a randomized, double-blind, placebo-controlled clinical trial to assess the safety, clinical impact and antiviral effects of galidesivir in patients with COVID-19. As of June 30, 2020, the total NIAID/HHS contract amount to advance the program through the completion of the Phase I clinical program is $43,035. As of June 30, 2020, all options have been exercised under this contract.

U.S. Department of Health and Human Services (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of June 30, 2020, a total of $20,574 has been awarded under exercised options within this contract.

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

Torii Pharmaceutical Co., Ltd. (“Torii”). On November 5, 2019, the Company announced that it had entered into the Torii Agreement, granting Torii the exclusive right to commercialize ORLADEYO™ (berotralstat) for the prevention of hereditary angioedema (“HAE”) attacks in Japan.

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

In addition, the Company will be entitled under the Torii Agreement to receive tiered royalty payments based on the amount of annual net sales of ORLADEYO in Japan during each calendar year. If ORLADEYO maintains its Sakigake designation during the PMDA review, the tiered royalty rate will range from 20% to 40% of net sales; otherwise, the tiered royalty rate will range from 15% to 35% of net sales. Torii’s royalty payment obligations are subject to customary reductions in certain circumstances, but may not be reduced by more than 50% of the amount that otherwise would have been payable to the Company in the applicable calendar quarter. Torii’s royalty payment obligations commence upon the first commercial sale of ORLADEYO in Japan and expire upon the later of (i) the tenth anniversary of the date of first commercial sale of ORLADEYO in Japan, (ii) the expiration of our patents covering ORLADEYO, and (iii) the expiration of regulatory exclusivity for ORLADEYO in Japan. The Company will be responsible for supplying Torii with its required amounts of ORLADEYO. The activities of the parties pursuant to the Torii Agreement will be overseen by a joint steering committee, to be composed of an equal number of representatives from each party to coordinate the development and commercialization of ORLADEYO in Japan.

Under the Torii Agreement, the Company has granted Torii a right of first negotiation (“ROFN”) to commercialize ORLADEYO in Japan for the acute treatment of HAE attacks if the Company develops ORLADEYO for such indication and to commercialize any additional kallikrein inhibitor that the Company may develop in the future for use in HAE in Japan. Under both ROFNs, if the parties do not agree to terms with respect to a definitive amendment to the Torii Agreement or new agreement, as applicable, the terms of the amendment or agreement would be set by a third-party arbitrator.

The Company identified performance obligations related to (i) the license to develop and commercialize ORLADEYO, (ii) regulatory approval support and (iii) reimbursement pricing approval support. These were each determined to be distinct from the other performance obligations. The Company allocated the $22,000 upfront consideration to the identified performance obligations using estimation approaches to determine the standalone selling prices under ASC 606. Specifically, in determining the value related to the license, a valuation approach utilizing risk adjusted discounted cash flow projections was used and an expected cost plus margin approach was utilized for the other performance obligations. The Company recognized $20,101 in revenue in 2019 including $19,344 associated with the license which was transferred to Torii at the execution of the Agreement and $757 related to the year to date services provided in the performance of the two approvals. The remaining $1,899 of the $22,000 upfront payment is expected to be recognized as revenue in 2020 as the services are delivered.

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

Under the terms of the SUL Agreement, the Company is responsible for fulfilling all post-marketing approval commitments in connection with the FDA's approval of the NDA. Pursuant to rights to sell ALPIVAB in the EU, the Company was also responsible for regulatory filings and interactions with the European Medicines Agency (“EMA”). In accordance with the SUL Agreement, the Company and SUL formed a joint steering committee, composed of an equal number of representatives from each party, to oversee, review and coordinate the conduct and progress of the commercialization of RAPIVAB in the Territory and any additional development. In October 2017, SUL transferred Canadian registration rights for RAPIVAB to the Company.

Under the terms of the SUL Agreement, the Company has received an upfront payment of $33,740 and has achieved all development milestones under the contract totaling $12,000. The Company is entitled under the SUL Agreement to receive tiered royalties at a percentage rate beginning in the mid-teens contingent upon meeting minimum thresholds of net sales, as well as a low-thirties percentage of the gross profit from government stockpiling purchases made outside the U.S. Specifically, the Company receives tiered royalties at a percentage rate in the mid-teens to low-forties on net sales in the U.S. during a Contract Year (defined as July 1 - June 30) and tiered royalties at a percentage rate in the mid-teens to mid-twenties on net sales in the Territory, other than in the U.S., during a Calendar Year, each subject to certain downward adjustments for circumstances or events impacting the overall market opportunity. SUL's royalty payment obligations commenced on the date of the SUL Agreement. The Company developed peramivir under a license from UAB and will owe sublicense payments to them on any future milestone payments and/or royalties received by the Company from SUL.

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

In the Partial Arbitration Award, the ICC Tribunal found that, during the term, SUL materially breached and abandoned its core duties to the Company under the Diligent Efforts (as defined in the SUL Agreement) requirements of the SUL Agreement as applicable in the U.S. The ICC Tribunal granted a declaratory judgment in favor of the Company terminating the SUL Agreement and restoring all rights to peramivir to the Company. The parties have agreed on a transition process for the product, including a full transition of commercialization of the product in the U.S. to the Company as of August 1, 2020 and a full transition of commercialization of the product in Australia as of November 1, 2020. The ICC Tribunal also awarded the Company its attorneys’ fees and expenses incurred in securing the declaratory judgment as well as the costs incurred by the Company in the arbitration. Finally, the ICC Tribunal found that SUL breached the SUL Agreement by failing to pay the milestone payment due to the Company within 30 days of the approval of peramivir for adult use in the European Union and awarded the Company $5,000 (plus interest) for this claim. The ICC Tribunal retained jurisdiction for further proceedings relating to the award of attorneys’ fees and for any dispute relating to the return to the Company of all rights to peramivir in the Territory. The Company recorded the settlement gain of $8,893 in other income and legal fees and other expenses of $5,026 in selling, general and administrative expenses for the six months ended June 30, 2020.

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

The University of Alabama at Birmingham (“UAB”). The Company currently has agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for the Company in return for research payments and license fees. UAB has granted the Company certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed by UAB with the Company. The Company has agreed to pay single digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. The Company has completed the research under the UAB agreements. These two agreements each have an initial 25-year term, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by the Company upon three months’ notice and by UAB under certain circumstances. Upon termination both parties shall cease using the other parties’ proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between the Company and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi and Green Cross, or commercializes products related to these programs, the Company will owe sublicense fees or royalties on amounts it receives.

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

As part of the transaction, the Company entered into a purchase and sale agreement dated as of March 9, 2011 with Royalty Sub, whereby the Company transferred to Royalty Sub, among other things, (i) its rights to receive certain royalty and milestone payments from Shionogi arising under the Shionogi Agreement, and (ii) the right to receive payments under a Japanese yen/US dollar foreign currency hedge arrangement (as further described below, the “Currency Hedge Agreement”) put into place by the Company in connection with the transaction. Royalty payments will be paid by Shionogi in Japanese yen, and milestone payments will be paid in U.S. dollars. The Company’s collaboration with Shionogi was not impacted as a result of this transaction.

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

In September 2014, Royalty Sub was unable to pay the accrued interest obligation due September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet and thereafter. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of June 30, 2020, the PhaRMA Notes remain in default.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of June 30, 2020, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 3% of the PhaRMA Notes carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 3 in the fair value hierarchy as defined in U.S. GAAP.

The PhaRMA Notes are redeemable at the option of Royalty Sub at any time at a redemption price equal to the outstanding principal balance of the PhaRMA Notes being redeemed plus accrued and unpaid interest through the redemption date on the PhaRMA Notes being redeemed.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, the Company has the right to purchase dollars and sell yen at a rate of 100 yen per dollar.

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments for the six months ended June 30, 2020 and 2019 resulted in losses of $590 and $646 respectively.

Note 5 - Senior Credit Facility

On February 5, 2019, the Company entered into a $100,000 Senior Credit Facility with an affiliate of MidCap Financial Services, LLC, as administrative agent (the “Second Amended and Restated Senior Credit Facility”). Borrowings under the Second Amended and Restated Senior Credit Facility will be available in three tranches, with (i) the first tranche comprised of $50,000 funded at closing, which included $30,000 of proceeds that were deemed rolled over from the outstanding principal amount under the Company’s prior credit agreement, (ii) the second tranche to be comprised of $30,000, and (iii) the third tranche to be comprised of $20,000, with the second and third tranches to be funded upon the completion of certain contingencies related to the Company’s development activities of its product candidates and the establishment of certain financial covenants. On September 10, 2019 the Company executed the first amendment to the Second Amended and Restated Credit Facility which extended the commitment termination date for the second tranche to November 30, 2019. On November 30, 2019, the Company’s access to the second tranche expired.

The Second Amended and Restated Senior Credit Facility refinanced and replaced the Amended and Restated Senior Credit Facility dated as of July 20, 2018 (the “Amended and Restated Senior Credit Facility”). The Second Amended and Restated Senior Credit Facility bears a variable interest rate of LIBOR (which shall not be less than 0.5%) plus 8%. The Second Amended and Restated Senior Credit Facility includes an interest-only payment period through June 2020 and scheduled monthly principal and interest payments for the subsequent 30 months. The Company used a portion of the proceeds of the Second Amended and Restated Senior Credit Facility to pay off outstanding amounts under the Amended and Restated Senior Credit Facility, and the remainder will be used for general corporate purposes. Under the Second Amended and Restated Senior Credit Facility, the Company must maintain a minimum cash balance of $25,000 of unrestricted cash at all times.

As of June 30, 2020, the Company had borrowings of $50,000 under the Second Amended and Restated Senior Credit Facility bearing an interest rate of 8.5%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. The remaining scheduled principal repayments of the Second Amended and Restated Senior Credit Facility are as follows:

Principal Payments
2020	$10,000
2021	20,000
2022	20,000

Total	$50,000

The debt agreement contains two provisions that if deemed probable would create the recognition of an embedded feature; however, the Company does not believe either provision is probable.

Note 6 - Stockholders’ Equity

On April 24, 2020, the Company filed a $500,000 shelf registration statement on Form S-3 with the SEC. This shelf registration statement became effective on May 14, 2020 and allows the Company to sell securities, including common stock, preferred stock, depository shares, purchase contracts, warrants, debt securities and units, from time to time at prices and on terms to be determined at the time of sale. On June 1, 2020, the Company completed an underwritten public offering of 22,044,447 shares of its common stock (including shares issued pursuant to the underwriters’ 30-day option to purchase additional shares, which was exercised in full), at a purchase price of $4.50 per share, and pre-funded warrants to purchase 3,511,111 shares of common stock, at a purchase price of $4.49 per pre-funded warrant, for total net proceeds to the Company of $107,665 after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The pre-funded warrants are immediately exercisable and have an exercise price of $0.01 per share, which is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, or similar events affecting the Company’s common stock and also upon any distributions of assets to the Company’s stockholders.

Note 7 – Lease Obligations and Other Contingencies

The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases at June 30, 2020. Certain operating leases provide for renewal options, which can vary by lease. The right-of-use asset and lease liabilities on the Company’s Consolidated Balance Sheets represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. As part of the Company’s assessment of the lease term, the Company elected the hindsight practical expedient, which allows companies to use current knowledge and expectations when determining the likelihood to extend lease options. Renewal options for the Company’s leases range from 1 to 5 years in length and begin from 2023 through 2026. At June 30, 2020, the weighted average lease term for the Company’s operating leases was 13.6 years. The discount rate used in the calculation of the Company’s right-of-use asset and lease liability was determined based on the stated rate within each contract when available, or the Company’s collateralized borrowing rate from lending institutions. The weighted average discount rate for the Company’s operating leases was 12.7%.

The Company has not made any residual value guarantees related to its operating leases; therefore, the Company has no corresponding liability recorded on its Consolidated Balance Sheets.

Aggregate lease expense under operating leases was $935 and $706 for the six-month periods ended June 30, 2020 and June 30, 2019, respectively. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis. Lease expense for leases with an initial term of twelve months or less was not material.

Future lease payments for assets under operating leases as of June 30, 2020, are as follows:

Remaining Maturities of Lease Liabilities
Year Ending December 31,	Operating Leases
2020	$835
2021	749
2022	665
2023	575
2024	568
Thereafter	7,903
Total lease payments	11,295
Less imputed interest	6,365
Total	$4,930

Of the Company’s total lease liability, $1,096 is a current liability and $3,834 is a long-term liability at June 30, 2020. The current and long-term portions of the Company’s lease liability are presented within “Accrued expenses” and “Other non-current liabilities” on the Consolidated Balance Sheets. The Company’s right-of-use asset balance associated with operating leases totaled $3,720 at June 30, 2020. This amount is presented within “Other long-term assets” on the Consolidated Balance Sheets.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements of a forward-looking nature relating to future events or the future financial performance of BioCryst. Such statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company’s most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See “Information Regarding Forward-Looking Statements.”

Cautionary Statement

The discussion herein contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. Forward looking statements regarding our financial condition and our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted within the United States (“U.S. GAAP”), as well as projections for the future. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

As a result of these factors, we believe that period-to-period comparisons are not necessarily meaningful and you should not rely on them as an indication of future performance. Due to all of the foregoing factors, it is possible that our operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of our common stock could be materially adversely affected.

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

Recent Corporate Highlights

The outbreak of novel coronavirus (“COVID-19”) has severely impacted global economic activity and caused significant volatility in financial markets. To date, our financial condition, results of operations, and liquidity have not been materially impacted by the direct effects of the COVID-19 pandemic. However, the COVID-19 pandemic is constantly evolving, and its full impact to our business is uncertain. We are monitoring the COVID-19 pandemic and are making adjustments intended to assist in protecting the safety of our employees and communities while continuing our business activities. We have implemented remote working arrangements where possible and restricted business-related travel. To date, implementation of these measures has not required material expenditures or significantly impacted our ability to operate our business or our internal control over financial reporting and disclosure controls and procedures. We are continuing to monitor developments with respect to the outbreak and its potential impacts on our operations and those of our partners, suppliers, and regulators.

ORLADEYO™ (berotralstat)

ORLADEYO is our lead molecule that is being developed as an oral, once-daily therapy for the prevention of hereditary angioedema (“HAE”) attacks. Based on the data from our successful clinical program, including our pivotal Phase 3 clinical trial, APeX-2, and a long-term safety trial, APeX-S, we submitted a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in December 2019 for approval of oral, once daily ORLADEYO for the prevention of HAE attacks. In February 2020, the FDA notified us that they had accepted and filed our NDA for review and that our Prescription Drug User Fee Act date for the NDA is December 3, 2020. In the NDA filing acceptance letter, the FDA stated that it is not currently planning to hold an advisory committee meeting to discuss the NDA.

On February 3, 2020, we announced we had submitted a new drug application to the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”) for approval of oral, once daily ORLADEYO for the prevention of HAE attacks. In Japan, ORLADEYO is being reviewed under the Sakigake designation. The PMDA has confirmed its regulatory review schedule, and we expect an approval decision in December 2020.

On March 30, 2020, we announced that the European Medicines Agency (“EMA”) had validated our marketing authorization application (“MAA”) submission for approval of ORLADEYO for the prevention of HAE attacks. With this validation, the EMA began its formal review of the MAA under the centralized procedure for all member states of the European Union, Norway, Iceland and Liechtenstein. We expect an opinion from the Committee for Medicinal Products for Human Use within approximately 12 months from MAA validation.

In anticipation of a commercial launch of ORLADEYO, we are continuing the process of developing our business infrastructure, personnel, partnerships, and marketing strategies to position ORLADEYO for success in the commercial market, which we anticipate—based on proprietary market research, including analyses of HAE prevalence in the U.S. and market research studies with HAE patients, physicians, and payors in the U.S.—has the potential to reach a global peak of more than $500 million in annual sales. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance or achievements to be materially different. There can be no assurance that regulatory approval of ORLADEYO will be granted in a timely fashion or at all, that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See the “Risk Factors” section of this Quarterly Report on Form 10-Q, including the information under “Risk Factors—Risks Relating to Our Business—We do not have a great deal of experience in commercializing our products or technologies, and our future revenue generation is uncertain” for further discussion of these risks.

On May 5, 2020, we announced that the United States Patent and Trademark Office issued a notice of allowance for a new composition of matter patent which extends patent protection for ORLADEYO in the U.S. market by four years through October 2039.

APeX-2 Phase 3 Trial: APeX-2 is a Phase 3 double-blind, placebo-controlled, three-arm clinical trial evaluating two dose levels of ORLADEYO administered orally once-daily as a preventive treatment to reduce the frequency of attacks in patients with HAE. APeX-2 tested once-daily ORLADEYO at 110 mg and 150 mg for prevention of angioedema attacks. The trial enrolled patients with Types I and II HAE in the United States, Canada and Europe. The primary efficacy endpoint of APeX-2 was the rate of angioedema attacks over 24 weeks of study drug administration. The trial enrolled and randomized 121 patients. The APeX-2 trial has been amended to extend the duration of dosing to monitor the long-term safety of ORLADEYO. Patients may continue in the trial on open-label ORLADEYO (150 mg).

On June 6, 2020, we announced new data from the APeX-2 trial, showing that 31 patients who were randomized to 150 mg oral, once-daily ORLADEYO at the beginning of the study and completed 48 weeks of therapy had a mean baseline attack rate of 2.9 attacks per month, which declined to 1.5 attacks per month after one month and to 1.0 attack per month at 12 months.

APeX-S Long-Term Safety Trial: APeX-S is an open label, long-term safety trial evaluating two dose levels (110 mg and 150 mg) of ORLADEYO administered orally once-daily as a preventive treatment in patients with Types I and II HAE.

On June 6, 2020, we announced new data from the APeX-S trial, showing that patients completing 48 weeks of treatment on 150 mg of ORLADEYO had a median attack rate of zero attacks per month in 6 of the 12 months, including month 12 (week 48). The low attack rate experienced by HAE patients on 150 mg of oral, once-daily ORLADEYO reduced the burden of disease and translated into clinically meaningful improvements in mean angioedema quality of life (AE-QoL) total score, as measured by the disease-specific AE-QoL questionnaire. This persisted through month 12 (week 48) in the APeX-S trial.

On June 6, 2020, we announced that an integrated 48-week analysis across both APeX-2 and APeX-S showed no new safety findings. ORLADEYO was safe and generally well tolerated in a total of 342 patients with a total of 232 patient-years of daily oral dosing. The most common adverse event was the common cold, which occurred with similar frequency in ORLADEYO and placebo patients. Gastrointestinal events led to discontinuation of ORLADEYO in 3.2 percent of patients. Drug-related serious adverse events occurred in 3 of 342 subjects (0.9 percent) and resolved after stopping or interrupting ORLADEYO dosing.

Expanded Access Program: On June 9, 2020, we announced that we have established an expanded access program with oral, once-daily ORLADEYO for patients with HAE in the United States. Through this program, physicians may be able to request ORLADEYO for HAE patients who do not have access to the program through a clinical trial.

Acute Treatment: We have deprioritized the oral berotralstat (750 mg) program for the acute treatment of HAE in light of the market trend toward oral prophylaxis.

Complement-Mediated Diseases

Discovered by BioCryst, BCX9930 is a novel, oral, potent and selective small molecule inhibitor of Factor D currently in early clinical development for the treatment of complement-mediated diseases. Based on the safety and proof-of-concept data generated to date in PNH patients, we are working closely with key opinion leaders in hematology and nephrology to map the development strategy across a broad set of indications.

On June 27, 2019, we announced that we began enrollment of a Phase 1 trial of BCX9930, an oral Factor D inhibitor discovered and developed by us, for the treatment of complement-mediated diseases. The objectives of the trial are to evaluate the safety and tolerability and characterize the pharmacokinetic (“PK”) and pharmacodynamic (“PD”) profiles of BCX9930 after single ascending doses (“SAD”) and multiple ascending doses (“MAD”) in healthy subjects. In part three of the trial, there is an additional objective to demonstrate proof of concept in paroxysmal nocturnal hemoglobinuria (“PNH”) patients by evaluating key biomarkers of effectiveness in PNH patients taking BCX9930.

On January 12, 2020, we announced that we had completed an additional MAD cohort with 50 mg of oral BCX9930 or placebo administered every 12 hours for 14 days, with vaccination instead of an antibiotic for prophylaxis of bacterial infection. In the additional MAD cohort, a benign rash (similar to prior MAD cohorts) that was self-limited and resolved in four to eight days post-onset was seen in seven healthy volunteers; the protocol allowed two of these healthy volunteers with more limited surface area affected by the rash to continue receiving BCX9930. Both of these healthy volunteers successfully dosed-through benign rash, with rash resolving on-drug, in both patients; biopsies of rashes from multiple subjects confirm the benign nature of the rash. The protocol for part three of the trial in PNH patients allows any patient who develops a clinically benign rash to continue dosing with BCX9930.

Based on the safety, tolerability, PK and PD dose-response results from parts 1 and 2 of the Phase 1 trial, we completed additional MAD dosing cohorts in healthy subjects and advanced to part 3 of the trial, a proof of concept (“PoC”) study of BCX9930 in treatment-naïve PNH patients and in PNH patients who are poor responders to eculizumab or ravulizumab. We have also successfully dosed MAD cohorts of 200 milligrams twice a day and 400 milligrams twice a day in healthy subjects, with no dose-limiting adverse events.

On May 6, 2020, we announced that low dose cohort (50 mg and 100 mg twice-daily) data in three treatment-naïve PNH patients who completed 28 days of therapy showed that BCX9930 improved biomarkers of hemolysis and was safe and generally well tolerated. These patients were severely ill, with pre-treatment LDH levels from 3.7 to 11 times the upper limit of normal and low hemoglobin of 6.0 to 8.2 g/dL. All patients had dose-dependent reductions in LDH and increases in hemoglobin. No drug-related serious adverse events were observed, and no PNH patients experienced rash. Based on the investigators’ assessment of clinical benefit, three patients continued on therapy with BCX9930 (100 mg twice-daily) following the 28-day study window and are now receiving BCX9930 therapy at higher (200 mg twice-daily / 400 mg twice-daily) doses.  An additional treatment-naïve PNH cohort, which starts at the 200 mg (14 days) followed by 400 mg (14 days) twice-daily, has also begun enrollment. We expect to report data from treatment-naïve PNH patients receiving 200 mg and 400 mg twice-daily in the third quarter of 2020. In ex-vivo laboratory assays of serum samples from subjects in the 200 mg and 400 mg twice-daily MAD cohorts in healthy volunteers, >98 percent suppression of the alternative pathway was observed beyond 12 hours. Given these data, we expect to achieve our goal of monotherapy for PNH patients receiving 200 mg or 400 mg twice-daily).

We plan to report data from PNH patients who are poor responders to C5 inhibitors receiving 200 mg / 400 mg twice-daily by the end of 2020.

On August 3, 2020, we announced that the FDA has granted Fast Track designation for BCX9930 for the treatment of PNH.  According to the FDA, the purpose of the Fast Track designation is to get important new drugs to the patient earlier by facilitating the development, and expediting the review, of drugs to treat serious conditions and fill an unmet medical need.

Galidesivir (formerly BCX4430)

Galidesivir, a broad-spectrum antiviral drug, is an adenosine nucleoside analog that acts to block viral RNA polymerase. It is in advanced development for the treatment of COVID-19, Marburg virus disease and Yellow Fever. Phase 1 clinical safety and pharmacokinetics trials of galidesivir by both intravenous and intramuscular routes of administration in healthy subjects have been conducted. In animal studies, galidesivir has demonstrated activity against a variety of serious pathogens, including Ebola, Marburg, Yellow Fever and Zika viruses. Galidesivir has also demonstrated broad-spectrum activity in vitro against more than 20 RNA viruses in nine different families, including coronaviruses, filoviruses, togaviruses, bunyaviruses, arenaviruses, paramyxoviruses, and flaviviruses. BioCryst is developing galidesivir in collaboration with U.S. government agencies and other institutions.

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

The trial is being conducted in Brazil under a U.S. investigational new drug application, and the protocol also has been approved by the Agência Nacional de Vigilancia Sanitária and the Brazilian National Ethics Committee.

Part 1 of the trial is enrolling 24 hospitalized adults diagnosed with moderate to severe COVID-19 confirmed by PCR. Three cohorts of eight patients will be randomized to receive i.v. galidesivir (n=6) or placebo (n=2) every 12 hours for 7 days. Upon completion of part 1 of the trial, an optimized dosing regimen of galidesivir will be selected for part 2 of the trial, based on part 1 results including safety, viral load reduction in respiratory tract secretions, improvement in COVID-19 signs and symptoms and clinical manifestations, and mortality. We expect to provide information from part 1 of our ongoing clinical trial of galidesivir in COVID-19 patients in Brazil by the end of the third quarter.

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

We have ongoing studies with NIAID/HHS and academic collaborators to assess the activity of galidesivir against SARS-CoV-2, the virus that causes COVID-19, in both in vitro and animal models. We are also working with NIAID/HHS to increase manufacturing yield and expand the current supply of the drug.

On June 10, 2020, we announced new data published in Science Translational Medicine show, in a primate model, that galidesivir was safe, provided post-exposure prevention of Zika viral replication across a range of doses, and rapidly reduced viral loads to undetectable levels when dosed up to 72 hours after infection with Zika virus.

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

RAPIVAB/ALPIVAB/RAPIACTA/PERAMIFLU (peramivir injection)

On March 4, 2020, the International Court of Arbitration of the International Chamber of Commerce (“ICC Tribunal”) delivered a Partial Arbitration Award (the “Partial Arbitration Award”) in the arbitration matter between us and SUL with respect to the SUL Agreement for the commercialization of peramivir by SUL. In the Partial Arbitration Award, the ICC Tribunal found that, during the term, SUL materially breached and abandoned its core duties to us under the Diligent Efforts (as defined in the SUL Agreement) requirements of the SUL Agreement as applicable in the U.S. The ICC Tribunal granted a declaratory judgment in favor of us terminating the SUL Agreement and restoring all rights to peramivir to us. We have agreed with SUL on a transition process for the product, including a full transition of commercialization of the product in the U.S. to us as of August 1, 2020 and a full transition of commercialization of the product in Australia as of November 1, 2020. The ICC Tribunal also awarded us our attorneys’ fees and expenses incurred in securing the declaratory judgment as well as the costs incurred by us in the arbitration. Finally, the ICC Tribunal found that SUL breached the SUL Agreement by failing to pay the milestone payment due to us within 30 days of the approval of peramivir for adult use in the European Union and awarded us $5.0 million (plus interest) for this claim. The ICC Tribunal retained jurisdiction for further proceedings for any dispute relating to the return to us of all rights to peramivir in the Territory.

Results of Operations (three months ended June 30, 2020 compared to the three months ended June 30, 2019)

For the three months ended June 30, 2020, total revenues were $2.9 million as compared to $1.4 million for the three months ended June 30, 2019. The increase was primarily due to an increase in collaboration revenue under U.S. government development contracts. Revenues in the second quarter of 2020 included $0.3 million of deferred revenue amortization related to the Torii Agreement and $2.5 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir. Revenues in the second quarter of 2019 included $0.7 million of royalty revenue from Shionogi, Green Cross and SUL associated with sales of peramivir in Japan, Taiwan, Korea and the United States, and $0.8 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir.

Research and development (“R&D”) expenses decreased to $27.5 million for the second quarter of 2020 from $27.7 million for the second quarter of 2019. During the second quarter of 2020, R&D spending increased on our complement-mediated diseases and galidesivir programs, which was offset by a reduction in spend on the ORLADEYO program as we approach commercial launch.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2020 were $13.9 million compared to $8.7 million in the second quarter of 2019. The increase was primarily due to increased spending on commercial activities and medical affairs to support the U.S. commercial launch of ORLADEYO in 2020.

Interest and other income was $2.8 million in the second quarter of 2020, compared to $0.5 million in the second quarter of 2019. The increase was primarily due to recognition of income related to our arbitration proceedings.

Interest expense, which is primarily related to our non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011 and borrowings under our Second Amended and Restated Senior Credit Facility, was $2.9 million in the second quarter of 2020, compared to $3.0 million in the second quarter of 2019.

A mark to market loss of $0.6 million related to our Currency Hedge Agreement was recognized in the second quarter of 2020, compared to a mark-to-market loss of $1.1 million in the same period in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized currency exchange gains of $0.6 million and $0.8 million during the second quarters of 2020 and 2019, respectively, associated with the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

Results of Operations (six months ended June 30, 2020 compared to the six months ended June 30, 2019)

For the six months ended June 30, 2020, total revenues were $7.7 million as compared to $7.3 million for the six months ended June 30, 2019. The increase was primarily due to increased revenue from galidesivir development under U.S. government contracts and amortization of deferred revenue from the Torii Agreement, partially offset by reduced peramivir product sales by our commercial partner in Korea, Green Cross, and lower royalty revenues. Revenues in the first six months of 2020 included $0.2 million of peramivir product revenue from inventory sales to our commercial partners, $2.0 million of royalty revenue from Shionogi, Green Cross and SUL associated with sales of peramivir in Japan, Taiwan, Korea and the United States, $1.3 million of deferred revenue amortization related to the Torii Agreement and $4.2 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir. Revenues in the first six months of 2019 included $1.7 million of peramivir product revenue from inventory sales to our commercial partners, $3.0 million of royalty revenue from Shionogi, Green Cross and SUL associated with sales of peramivir in Japan, Taiwan, Korea and the United States, and $2.6 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir.

R&D expenses increased to $57.4 million for the first six months of 2020 from $55.2 million for the first six months of 2019. The increase in 2020 R&D expenses, as compared to 2019, was primarily due to increased spending on our complement-mediated diseases and galidesivir programs, offset by a reduction in spend on the ORLADEYO program as we approach commercial launch.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
R&D expenses by program:
BCX7353	$10,845	$16,152	$26,390	$32,407
BCX9930	7,794	5,602	15,443	10,830
Galidesivir	2,902	893	4,360	2,547
BCX9250	953	2,000	2,391	3,522
Peramivir	744	590	1,137	1,204
Other research, preclinical and development costs	4,260	2,444	7,644	4,664
Total R&D expenses	$27,498	$27,681	$57,365	$55,174

SG&A expenses for the six months of 2020 were $29.7 million compared to $14.9 million in the first six months of 2019. The increase was primarily due to increased spending on commercial activities and medical affairs to support the U.S. commercial launch of ORLADEYO in 2020 and contingent legal costs associated with our arbitration proceedings.

Interest and other income was $9.2 million in the first six months of 2020, compared to $1.1 million in the first six months of 2019. The increase was primarily due to recognition of income related to our arbitration proceedings.

Interest expense, which is primarily related to our non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011 and borrowings under our Second Amended and Restated Senior Credit Facility, was $6.0 million in the first six months of 2020, compared to $5.8 million in the first six months of 2019.

A mark-to-market loss of $0.6 million was recognized in the first six months of 2019 related to our foreign currency hedge, compared to a mark-to-market loss of $0.6 million in the same period in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized currency exchange gains of $0.6 million and $0.8 million in the first six months of 2020 and 2019, respectively, associated with the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception, and we expect our 2020 operating expenses to exceed our 2020 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; and to a lesser extent, the PhaRMA Notes financing and the Senior Credit Facility, the Amended and Restated Credit Facility, and the Second Amended and Restated Credit Facility. To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS galidesivir development contract totaling $43.0 million, which is ongoing, and a BARDA/HHS galidesivir development contract totaling $39.1 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS galidesivir funding obligated under awarded options is $43.0 million and $20.6 million, respectively. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC. On June 1, 2020, we issued 22,044,447 shares of common stock to the public at a purchase price of $4.50 per share and pre-funded warrants to purchase 3,511,111 shares of common stock at a purchase of $4.49 per pre-funded warrant, for total net proceeds us of $107.7 million after deducting underwriting discounts and commissions and other offering expenses payable by us.  The pre-funded warrants are immediately exercisable and have an exercise price of $0.01 per share, which is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, or similar events affecting our common stock and also upon any distributions of assets to our stockholders. In addition to the above, we have previously received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of June 30, 2020, we had net working capital of $101.2 million, an increase of approximately $29.2 million from $72.0 million at December 31, 2019. The increase in working capital was principally due to the June 2020 public offering of our common stock and pre-funded warrants to purchase our common stock, partially offset by our normal operating expenses associated with the development of our product candidates. Our principal sources of liquidity at June 30, 2020 were approximately $173.5 million in cash and cash equivalents and approximately $15.9 million in investments considered available-for-sale. We anticipate our cash and investments will fund our operations through the second quarter of 2021.

We intend to contain costs and cash flow requirements by closely managing our third-party costs and headcount, leasing scientific equipment and facilities, contracting with other parties to conduct certain research and development projects and using consultants. We expect to incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities and begin to build a commercial infrastructure. We may incur additional expenses related to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical programs advance through later stages of development. The objective of our investment policy is to ensure the safety and preservation of invested funds, as well as maintaining liquidity sufficient to meet cash flow requirements. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of our credit exposure. We have not realized any significant losses on our investments.

We plan to finance our needs principally from the following:

●	lease, royalty or loan financing and future public or private equity or debt financing;

●	our existing capital resources and interest earned on that capital;

●	payments under existing and executing new contracts with the U.S. Government; and

●	payments under current or future collaborative and licensing agreements with corporate partners.

As our programs continue to advance, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements and additional personnel resources and testing required for the continuing development of our product candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our product candidates, the amount and timing of funding we receive from existing U.S. Government contracts for galidesivir, the amount of funding or assistance, if any, we receive from new U.S. Government contracts or other new partnerships with third parties for the development and or commercialization of our product candidates, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates, commercialization of our products, and the overall progression of our other programs. The impact of the ongoing COVID-19 pandemic on one or more of the foregoing factors could negatively affect our expenses, revenues and cash utilization rate.

With the funds available at June 30, 2020, we believe our financial resources will be sufficient to fund our operations through the second quarter of 2021. We have sustained operating losses for the majority of our corporate history and expect that our 2020 expenses will exceed our 2020 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, our planned operations raise doubt about our ability to continue as a going concern throughout 2021. Our liquidity needs will be largely determined by the success of operations in regard to the progression of our product candidates in the future. We also may consider other plans to fund operations through 2021 including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (3) raising additional capital through equity or debt financings or from other sources; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates, the timing, scope and magnitude of our commercial expenses and key development and regulatory events and our decisions in the future.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

●	our ability to perform under our government contracts and receive reimbursement thereunder, and receive stockpiling procurement contracts;

●	the magnitude of work under our government contracts;

●	the progress and magnitude of our research, drug discovery and development programs;

●	changes in existing collaborative relationships or government contracts;

●	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

●	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;

●	our ability to negotiate favorable development and marketing strategic alliances for certain product candidates or a decision to build or expand internal development and commercial capabilities;

●	successful commercialization of marketed products by either us or a partner;

●	the scope and results of preclinical studies and clinical trials to identify and develop product candidates;

●	our ability to engage sites and enroll subjects in our clinical trials;

●	the scope of manufacturing of our product candidates to support our preclinical research and clinical trials;

●	increases in personnel and related costs to support the development and commercialization of our product candidates;

●	the scope of manufacturing of our drug substance and product candidates required for future NDA filings;

●	competitive and technological advances;

●	the time and costs involved in obtaining regulatory approvals;

●	post-approval commitments for RAPIVAB and other products that receive regulatory approval; and

●	the costs involved in all aspects of intellectual property strategy and protection including the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

The impact of the ongoing COVID-19 pandemic on one or more of the foregoing factors could negatively affect our capital requirements and the availability of funds to finance those requirements.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates, and we may seek to raise capital in the future. Additional funding, whether through additional sales of equity or debt securities, royalty or other monetization transactions, collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and existing government contracts specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates as well as rate of reimbursement by U.S. Government agencies of our galidesivir expenses and any future decisions regarding the future of the RAPIVAB and galidesivir programs, including those relating to stockpiling procurement. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; the timing, scope and magnitude of commercial spending, and the level of required administrative support for our daily operations.

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

Financial Outlook for 2020

With the additional capital raised in the second quarter of 2020 and the safety and proof-of-concept data generated to date with BCX9930 in PNH patients, we are investing in accelerated development of BCX9930 and expect full year 2020 net operating cash use to be in the range of $150 to $165 million, and our operating expenses to be in the range of $180 to $195 million. Our operating expense range excludes equity-based compensation expense due to the difficulty in accurately projecting this expense as it is significantly impacted by the volatility and price of our stock, as well as vesting of our outstanding performance-based stock options. Our operating cash forecast excludes any impact of our royalty monetization, hedge collateral posted or returned, and any other non-routine cash outflows or inflows. Our ability to remain within our operating expense and operating cash target ranges is subject to multiple factors, including unanticipated or additional general development and administrative costs and other factors described under the Risk Factors located elsewhere in this report.

Off-Balance Sheet Arrangements

As of June 30, 2020, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

Accrued Expenses

We enter into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. We record liabilities under these contractual commitments when an obligation has been incurred. This accrual process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed and estimating the level of service performed and the associated cost when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

●	fees paid to Clinical Research Organizations (“CROs”) in connection with preclinical and toxicology studies and clinical trials;

●	fees paid to investigative sites in connection with clinical trials;

●	fees paid to contract manufacturers in connection with the production of our raw materials, drug substance and product candidates; and

●	professional fees.

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

Research and Development Expenses

Our research and development costs are charged to expense when incurred. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense when the related goods are delivered or the related services are performed. Research and development expenses include, among other items, personnel costs, including salaries and benefits; manufacturing costs; clinical, regulatory, and toxicology services performed by CROs; materials and supplies and overhead allocations consisting of various administrative and facilities related costs. Most of our manufacturing and clinical and preclinical studies are performed by third-party CROs. Costs for studies performed by CROs are accrued by us over the service periods specified in the contracts and estimates are adjusted, if required, based upon our on-going review of the level of services actually performed.

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

Currency Hedge Agreement

In connection with our issuance of the PhaRMA Notes, we entered into a foreign Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, we have the right to purchase dollars and sell yen at a rate of 100 yen per dollar.

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). We are also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of June 30, 2020, no collateral was posted under the agreement.

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

●

the impact of the ongoing COVID-19 pandemic on all aspects of our business, including without limitation delays, stoppages, difficulties and increased expenses with respect to our and our partners’ development, regulatory and supply chain operations, or on our ability to access the capital or credit markets to finance our operations;

●	the preclinical development, clinical development, commercialization, or post-marketing studies of our product candidates and products, including our HAE programs, BCX9930, BCX9250, peramivir, galidesivir, and early stage discovery programs;

●	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir;

●

the potential for government stockpiling orders of peramivir and galidesivir, additional regulatory approvals of peramivir, or milestones, royalties or profit from sales of peramivir by us or our partners;

●	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

●	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

●	our ability to establish and maintain collaborations or out-license rights to our product candidates;

●	the outcome, cost and timing of any resolution of disputes and legal proceedings, including but not limited to the dispute with our partner SUL;

●	plans, programs, progress and potential success of our collaborations, including Mundipharma for mundesine, Torii for ORLADEYO in Japan and Shionogi and Green Cross for peramivir in their territories;

●	our and MDCP’s ability to satisfy obligations under our Second Amended and Restated Senior Credit Facility;

●	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes;

●	the Currency Hedge Agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	our ability to operate our business without infringing the intellectual property rights of others;

●	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;

●	our ability to continue as a going concern;

●	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;

●	the timing or likelihood of entering into a U.S. government stockpile order and our ability to execute any such order;

●	our ability to raise additional capital to fund our operations or repay our recourse debt obligations;

●	our ability to comply with the covenants as set forth in the agreements governing our debt obligations;

●	our financial performance;

●	the timing and success of our anticipated commercialization of ORLADEYO in the U.S. and elsewhere; and

●	competitive companies, technologies and our industry.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Second Amended and Restated Senior Credit Facility. The interest rate applicable to our borrowings under the PhaRMA Notes is fixed at 14.0% and the Second Amended and Restated Senior Credit Facility bears a floating interest rate based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that we are required to make on the Second Amended and Restated Senior Credit Facility. As of June 30, 2020, our Second Amended and Restated Senior Credit Facility had an interest rate of 8.5%.

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

Foreign Currency Risk

The majority of our transactions and the greatest magnitude of these transactions occur in U.S. dollars and we do not have significant operating subsidiaries or significant investments in foreign countries as of June 30, 2020. Therefore, we are not subject to significant foreign currency exchange risk in our normal operations.

Item 4.     Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic has spread to multiple countries around the world, is affecting the United States and global economies, and may cause significant disruptions to our business, operations, and clinical development or commercialization plans and timelines, as well as the business and operations of third parties with whom we conduct business. For example, quarantines, shelter-in-place and similar government orders have impacted and may continue to impact, among other things: (1) our personnel and those of third parties on whom we rely, including our development partners (such as Torii), manufacturers, CROs, and others; (2) the conduct of our current and future clinical trials; and (3) the operations of the FDA, EMA, PMDA and other health and governmental authorities, which could result in delays of reviews and approvals.

If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be stopped or delayed, or the costs of such development and commercialization activities could increase, any of which could have a material adverse impact on our business. For example, if interruptions related to COVID-19 were to impair our or Torii’s ability to perform under the Torii Agreement to complete our regulatory interactions in Japan, including with respect to the pending Japanese NDA with respect to ORLADEYO for the treatment of HAE, then the timing and success of our development and commercialization of ORLADEYO in Japan could be severely impacted.

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

Since our inception, we have not achieved sustained profitability. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts and commercial activities progress. We expect that such losses will fluctuate from quarter to quarter and that losses and fluctuations may be substantial. To become profitable, we, or our collaborative partners, must successfully manufacture and develop product candidates, receive regulatory approval, and successfully commercialize and/or enter into profitable commercialization arrangements with other parties. It could be several years, if ever, before we receive significant revenue from any current or future license agreements or revenues directly from product sales.

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

Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols. Failure to achieve any of these endpoints in any of our programs, including ORLADEYO, BCX9930, BCX9250, galidesivir, and our other rare disease product candidates, could result in delays in or modifications to our trials or require the performance of additional unplanned trials. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to cause undesirable or unexpected side effects that could result in delays in the development of our product candidates, significant unexpected costs, or the termination of programs. The development plans for our product candidates, including our clinical trials, may not be adequately designed or executed, which could negatively affect the outcome and analysis of study results. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show favorable results in clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential.

Undesirable or inconclusive data in our pre-clinical studies and clinical trials or side effects in humans could result in the FDA or foreign regulatory authorities (including, e.g., the EMA, the Japanese Ministry of Health, Labor & Welfare (“MHLW”) or the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) refusing to approve a product candidate for any targeted indications or imposing restrictions or warnings that could impact development or the ultimate commercial viability of a product candidate. In addition, the FDA or foreign regulatory authorities may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and such regulatory authorities may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA, or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks.

Our ability to successfully complete the clinical development process is dependent upon many factors, including but not limited to:

●	our or our partners’ ability to secure suitable clinical sites and investigators and to enroll and maintain an adequate number of patients on a timely basis or at all;

●	patients that enroll in a clinical trial may not comply with the clinical trial protocol or maintain contact with investigators to provide complete data during and after treatment;

●	our product candidates may not prove to be either safe or effective or may produce unfavorable or inconclusive results;

●

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

●	regulatory authorities may disagree with our or our partners’ clinical trial protocols or our or their interpretation of data from preclinical studies and clinical trials;

●	clinical protocols or study procedures may not be adequately designed or followed by the investigators;

●	formulation improvements may not work as expected, which could negatively impact commercial demand for our product candidates;

●	regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we or our partners enter into agreements for clinical and commercial supplies;

●

the supply or quantity of raw materials or manufactured product candidates or other materials necessary to conduct development activities may be insufficient, inadequate, or unavailable at an acceptable cost, and we or our partners may experience interruptions in supply;

●

our or our partners’ development plans may be delayed or changed as a result of changes in development strategy, the impact of new or different regulations, requirements, and guidelines, or other unexpected events or conditions;

●	the cost of pre-clinical studies and clinical trials may be greater than we anticipate;

●	we or our third-party contractors, including those manufacturing our product candidates or components or ingredients thereof, or conducting clinical trials or laboratory testing on our or our partners’ behalf, may fail to comply with regulatory requirements and industry standards or meet contractual obligations in a timely manner or at all; and

●	the impact of the COVID-19 pandemic on one or more of the foregoing factors.

Clinical trials are lengthy and expensive. Many of the factors listed above could result in increased clinical development costs or longer clinical development times for any of our programs. We or our partners incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet we cannot be certain that the tests and trials will ever result in the commercial sale of a product. Even if we or our partners successfully complete clinical trials for our product candidates, we or our partners might not file the required regulatory submissions in a timely manner, may not receive regulatory approval for the product candidates, in which case we would be unable to generate any revenues from product sales or licensing arrangements, or any product candidate, if approved, may be subject to restrictions on labeling, marketing, distribution, prescribing, and use, which could adversely impact the sales of such product.

If our development collaborations with third parties, such as our development partners, contractors and contract research organizations, fail, the development of our product candidates will be delayed or stopped.

We rely heavily upon third parties for many important stages of our product candidate development, including but not limited to:

●	discovery of natural proteins that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;

●	execution of certain pharmacology preclinical studies and late-stage development for our compounds and product candidates;

●	management of our Phase 1, 2 and 3 clinical trials, including medical monitoring, laboratory testing, and data management;

●	execution of toxicology studies that may be required to obtain approval for our product candidates;

●	formulation improvement strategies and methods;

●

manufacturing the starting materials and drug substance required to formulate our products and the product candidates to be used in our clinical trials, toxicology studies and any potential commercial product; and

●	management of certain regulatory interactions outside of the United States.

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

As our programs advance, our costs are likely to increase. Our current and planned discovery, development, approval, and commercialization efforts will require significant capital. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to obtain regulatory approval for and successfully commercialize our product candidates, including ORLADEYO, BCX9930, BCX9250, and galidesivir; our ability to raise additional capital; the amount of funding we receive from partnerships with third parties for the development and commercialization of our product candidates (including, our collaborations with Torii, BARDA/HHS and NIAID/HHS); the commercial success of peramivir achieved by our partners; the amount or profitability of any orders for peramivir or galidesivir by any government agency or other party; the progress and results of our current and proposed clinical trials for our product candidates; and the progress made in the manufacture of our lead products and the progression of our other programs.

In order to continue future operations, progress our drug development programs, and commercialize our current product candidates, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may decide to access the equity or debt markets, incur additional borrowings, or seek other sources to meet liquidity needs at any time. Additional funding, whether through additional sales of securities, additional borrowings, royalty or other monetization transactions, collaborative arrangements with partners, including corporate partners such as Torii and governmental agencies such as BARDA/HHS or NIAID/HHS, or from other sources, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of our currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under our Second Amended and Restated Senior Credit Facility. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

Our ability to raise additional capital when needed or at all may be limited and may greatly depend upon the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs for our kallikrein inhibitors such as ORLADEYO (including but not limited to formulation progress, long-term human safety studies, and carcinogenicity, drug-drug interaction, toxicity, or other required studies), BCX9250 for the treatment of FOP, BCX9930 for diseases of the complement system, our broad-spectrum antiviral program, including galidesivir, and other rare disease product candidates, as well as any post-approval studies for RAPIVAB. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of COVID-19, may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of COVID-19. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

We may not be able to continue as a going concern if we do not obtain additional capital.

We have sustained operating losses for the majority of our corporate history and expect that our 2020 expenses will exceed our 2020 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

Our liquidity needs will be largely determined by the success of operations in regard to the progression of our product candidates in the future. Our plans to alleviate the doubt regarding our ability to continue as a going concern primarily include controlling the timing and spending on our research and development programs, raising additional funds through equity financings, and commercializing approved product candidates. We also may consider other plans to fund operations including: (1) securing or increasing U.S. Government funding of our programs, including obtaining additional and delivering on procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments and/or royalties; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on research and development programs, including by discontinuing and suspending development; and/or (6) restructuring operations to change our overhead structure.

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

Even if the FDA or foreign regulatory authorities approve a product candidate, the approval may limit the indicated uses for a product candidate, impose other restrictions on the product candidate, and/or may require post-approval studies that could impair the commercial viability of a product candidate. If we receive approval to market our potential products, whether in the United States or internationally, we will continue to be subject to extensive regulatory requirements. These requirements are wide ranging and govern, among other things:

●	adverse drug experience reporting regulations;

●	product promotion;

●	product manufacturing, including good manufacturing practice requirements; and

●	product changes or modifications.

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

Because we focus on developing drugs as treatments for rare diseases, we may seek orphan drug, breakthrough therapy or fast track designations for our product candidates in the United States or the equivalent designations elsewhere in the world. Often, regulatory authorities have broad discretion in determining whether or not to grant such designations. We cannot guarantee that our product candidates will receive orphan drug status from the FDA or equivalent designations from other regulatory authorities. We also cannot guarantee that we will receive breakthrough therapy, fast track, or equivalent designations, which provide certain potential benefits such as more frequent meetings with the applicable regulatory authorities to discuss development plans, intensive guidance on efficient drug development programs, and potential eligibility for rolling review or priority review. Even if we are successful in obtaining any such designations for our product candidates, such designations may not lead to faster development or regulatory review or approval and do not increase the likelihood that our product candidates will receive marketing approval. For instance, although BCX9930 for PNH and ORLADEYO for HAE prophylaxis have received Fast Track designation from the FDA, and ORLADEYO has also received Sakigake designation from the PMDA and Promising Innovative Medicine designation from the MHRA, as well as orphan drug status from the FDA, EMA, and the MHLW, we may not experience a faster development, review or approval process compared to the conventional process in the relevant jurisdictions. We may not be able to obtain or maintain these designations for ORLADEYO, BCX9930 or other product candidates that receive them, and our competitors may obtain these designations for their product candidates, which could impact our ability to develop and commercialize our product candidates or compete with such competitors, which may adversely impact our business, financial condition or results of operations.

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

●

regulatory authorities may withdraw their approval of, or impose marketing or manufacturing restrictions on, the product, or require us or our partners to create a medication guide outlining the risks of unidentified side effects for distribution to patients;

●	we or our partners may be required to recall the product, change the way the product is administered, conduct additional clinical trials, or be subject to civil or criminal penalties; and

●	the product may become less competitive and our reputation may suffer.

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

Currently, we have established collaborative relationships with Torii for the commercialization of ORLADEYO in Japan, with each of Shionogi and Green Cross for the development and commercialization of peramivir, and with Mundipharma for the development and commercialization of Mundesine (forodesine). The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

●	our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory commercial, regulatory or clinical results, including post approval clinical commitments, a change in business strategy, a change of control or other reasons;

●	our contracts for collaborative arrangements may expire;

●	our partners may choose to pursue alternative technologies, including those of our competitors;

●	we may have disputes with a partner that could lead to litigation or arbitration, such as the recent arbitration proceeding between us and SUL, which could result in substantial costs and divert the attention of our management;

●	we do not have day to day control over the activities of our partners and have limited control over their decisions;

●

our ability to generate future event payments and royalties from our partners depends upon their abilities to establish the safety and efficacy of our product candidates, obtain regulatory approvals and achieve market acceptance of products developed from our product candidates;

●	we or our partners may fail to properly initiate, maintain or defend our intellectual property rights, where applicable, or a party may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

●	we or our partners may not devote sufficient capital or resources towards our product candidates; and

●	we or our partners may not comply with applicable government regulatory requirements.

If we or our partners fail to fulfill our responsibilities in a timely manner, or at all, our commercialization efforts related to that collaboration could be reduced, delayed or terminated, or it may be necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our partner. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development or commercialization of one or more of our product candidates, undertake commercialization activities at our own expense or find alternative sources of funding. Any delay in the development or commercialization of our product candidates would severely affect our business, because if our product candidates do not progress through the development process or reach the market in a timely manner, or at all, we may not receive any revenues from product sales or licensing arrangements.

The results of our partnership with Torii may not meet our current expectations.

We have an agreement with Torii for the development and commercialization of ORLADEYO in Japan (the “Torii Agreement”). We do not have a history of working with Torii and cannot predict the success of this collaboration. Our ability to realize the expected benefits of this collaboration, including with respect to the receipt or amounts of potential milestone or royalty payments, is subject to a number of risks, including that applicable regulatory agencies may not provide adequate regulatory clearances or reimbursement approvals on a timely basis or at all, the commercial potential of ORLADEYO may not meet our current expectations, we or Torii may fail to comply with our respective obligations under the Torii Agreement, and third parties may fail to perform their obligations to us on a timely basis or at all.

The Torii Agreement provides for a potential milestone payment depending on the receipt and timing of regulatory approval and contingent upon receipt of a reimbursement price approval from Japan’s National Health Insurance system in excess of the threshold specified in the Torii Agreement, either of which we may not receive on a timely basis or at all. The Torii Agreement also provides that we will be entitled to receive tiered royalty payments, the amounts of which will depend upon the amount of annual net sales of ORLADEYO in Japan during each calendar year, whether ORLADEYO maintains its Sakigake designation, and other factors. We remain responsible for regulatory activities with respect to ORLADEYO in Japan for one year after the first commercial sale. We expect to use third parties to satisfy many of our obligations under the Torii Agreement, including but not limited to our regulatory and other responsibilities in Japan. If our interactions, or those of our third party agents, are unsuccessful, we could fail to meet our obligations under the Torii Agreement, fail to receive regulatory approval of ORLADEYO on a timely basis or at all, receive approval of ORLADEYO on a narrower scope than currently anticipated, or fail to receive reimbursement authorization in excess of the specified threshold, which could negatively impact the commercial success and the partnership, impact the economic benefit expected or require additional development of ORLADEYO.

Torii may terminate the Torii Agreement under certain limited circumstances, including the receipt of notice that certain additional development activities are required for regulatory approval of ORLADEYO, if regulatory approval of ORLADEYO is not received prior to December 31, 2022, or upon one year’s written notice after the sixth anniversary of the first commercial sale of ORLADEYO in Japan. If the Torii Agreement is terminated in connection with these provisions, we will no longer be entitled to receive any milestone or royalty payments thereunder, which could have a material adverse impact on our business and results of operations.

Torii will have sole control over and decision-making authority with respect to commercialization activities for ORLADEYO for the prevention of HAE attacks in Japan, subject to oversight from a joint steering committee. Therefore, our receipt of, and the amounts of, any royalty payments under the Torii Agreement are dependent upon Torii’s successful performance of such commercialization activities. In addition, competitive products and variations in patient demand, prescription levels, reimbursement determinations or other factors may limit the commercial potential of ORLADEYO in Japan, which could materially reduce the amount of any royalties we would be entitled to receive under the Torii Agreement.

Under the Torii Agreement, we will be responsible for supplying Torii with its required amounts of ORLADEYO for commercial sale. If due to the failure of our third-party contract manufacturers to produce sufficient drug product we fail to supply to Torii the required amounts of ORLADEYO, then Torii’s ability to successfully commercialize ORLADEYO in Japan could be materially impaired, and we may receive less royalty income under the Torii Agreement, or none at all.

Any of the foregoing risks could materially adversely impact our ability to obtain regulatory approval of ORLADEYO in Japan, the price of ORLADEYO in Japan, and to perform our obligations under the Torii Agreement, which could materially reduce the economic benefits of the Torii Agreement to us and impair or result in the termination of our collaboration with Torii.

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

We do not have a great deal of experience in commercializing our product candidates or technologies. We currently have limited sales, marketing and distribution capabilities, and we may be unable to establish or sufficiently increase these capabilities for products we currently, or plan to, commercialize. Our ability to receive revenue from products we or our partners commercialize is subject to several risks, including:

●	we or our partners may fail to successfully complete clinical trials, or satisfy post-marketing commitments, sufficient to obtain and keep regulatory agency marketing approval;

●	many competitors are more experienced and have significantly more resources, and their products could reach the market faster, be more cost effective or have a better efficacy or tolerability profile than our product candidates;

●	we may fail to employ a comprehensive and effective intellectual property strategy, which could result in decreased commercial value of our Company and our products;

●	we may fail to employ a comprehensive and effective regulatory strategy, which could result in a delay or failure in commercialization of our products;

●	our ability to successfully commercialize our products is affected by the competitive landscape, which cannot be fully known at this time;

●	reimbursement is constantly changing, which could greatly affect usage of our products;

●	future revenue from product sales would depend on our ability to successfully complete clinical studies, obtain regulatory approvals, and manufacture, market, distribute and commercialize our approved drugs; and

●	the impact of the COVID-19 pandemic on us or our partners.

We expect to continue expanding our development and regulatory capabilities and implementing sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to continue experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and, if any of our product candidates currently in development receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. For example, as we approach the commercial launch of ORLADEYO, we’ve expanded our internal commercial team. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. In addition, if a commercial launch for any product or product candidate for which we recruit a commercial team and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We depend on third-party vendors, including third-party manufacturers and distributors to manufacture and distribute our products, product candidates and the materials for our product candidates. Often, especially early in the development and commercialization process, we have only one or limited sources for a particular product or service, such as manufacturing and/or distribution. If we cannot rely on existing third-party vendors, we will be required to incur significant costs and potential delays in finding new third-party vendors, which could adversely impact the development and commercialization timeframes for our products and product candidates.

We depend on these third-party vendors to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party vendors, particularly our third-party manufacturers and distributors, which may be the only vendor we have engaged for a particular product or service, may encounter difficulties with meeting our requirements, including but not limited to problems involving, as applicable:

●	insufficient resources being devoted in the manner necessary to satisfy our requirements within expected timeframes;

●	inconsistent production yields;

●	product liability claims or recalls of commercial product;

●	difficulties in scaling production to commercial and validation sizes;

●	interruption of the delivery of materials required for the manufacturing process;

●	failure to distribute commercial supplies of our products to commercial vendors or end users in a timely manner;

●	scheduling of plant time with other vendors or unexpected equipment failure;

●	potential catastrophes that could strike their facilities or have an effect on infrastructure;

●	potential impurities in our drug substance or products that could affect availability of product for our clinical trials or future commercialization;

●	poor quality control and assurance or inadequate process controls;

●

failure to provide us with accurate or timely information regarding inventories, the number of patients who are using our products, or serious adverse events and/or product complaints regarding our products;

●	inability of third parties to satisfy their financial obligations to us or to others;

●	potential breach of the manufacturing or distribution agreement by the third party;

●	possible termination or nonrenewal of a critical agreement by the third party at a time that is costly or inconvenient to us; and

●	lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies or local customs, particularly associated with ORLADEYO, BCX9930, BCX9250, galidesivir, peramivir and our early stage compounds.

Many additional factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, pandemics, labor disputes, acts of terrorism or war, equipment malfunctions, or raw material shortages.

In addition, our contract manufacturers may not be able to manufacture the materials required for our product candidates at a cost or in quantities necessary to make them commercially viable. Our raw materials, drug substances, and product candidates are manufactured by a limited group of suppliers, including some at a single facility. If any of these suppliers were unable to produce these items, this could significantly impact our supply of product candidate material for further preclinical testing and clinical trials. To date, our third-party manufacturers have met our manufacturing requirements, but they may not continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval in accordance with the FDA’s cGMP and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or foreign regulatory authorities may at any time implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties any of which could be costly to us and could result in a delay or shortage of product.

If we are unable to maintain current third-party relationships, or enter into new agreements with additional third parties on commercially reasonable terms, or if there is poor manufacturing or distribution performance or failure to comply with any regulatory agency on the part of any of our third-party vendors, we may not be able to complete development of, obtain timely approval of, or commercialize, our product candidates.

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

Commercialization success of peramivir is uncertain and is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, commercialization of peramivir products is subject to further risks and may be negatively impacted by a number of factors, including, but not limited to, the following:

●	peramivir may not prove to be adequately safe and effective for market approval in markets other than the United States, Canada, Japan, Korea, Taiwan, Australia and the European Union (“EU”);

●	necessary funding for post-marketing commitments and further development of peramivir may not be available timely, at all, or in sufficient amounts;

●	flu prevention or pandemic treatment concerns may not materialize at all, or in the near future;

●	advances in flu vaccines or other antivirals, including competitive i.v. antivirals, could substantially replace potential demand for peramivir;

●	a limited number of governmental entities are expected to be the primary potential stockpiling customers for peramivir and if we are not successful at marketing peramivir to these entities for any reason, we will not receive substantial revenues from stockpiling orders;

●	government and third-party payors may not provide sufficient coverage or reimbursement which would negatively impact the demand for peramivir;

●	we may not be able to supply commercial material to our partners and our partners may not be able to maintain or establish sufficient and acceptable commercial manufacturing, either directly or through third-party manufacturers;

●	the commercial demand and acceptance for peramivir by healthcare providers and by patients may not be sufficient to result in substantial revenues of peramivir to our partners and may result in little to no milestones or royalties to us;

●	effectiveness of marketing and commercialization efforts for peramivir by our partners;

●	market satisfaction with existing alternative therapies;

●	perceived efficacy relative to other available therapies;

●	disease prevalence;

●	cost of treatment;

●	pricing and availability of alternative products;

●	marketing and sales activities of competitors;

●	shifts in the medical community to new treatment paradigms or standards of care; and

●	relative convenience and ease of administration.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to rapid and substantial technological change. There are many companies seeking to develop products for the same indications that we currently target. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies and specialized biotechnology firms. Most of these competitors have greater resources than we do, including greater financial resources, larger research and development staffs and more experienced marketing and manufacturing organizations. In addition, most of our competitors have greater experience than we do in conducting clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals of product candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory approvals, and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including patent and FDA exclusivity rights that would delay our ability to market products. We face, and will continue to face, competition in the licensing of potential product candidates for desirable disease targets, licensing of desirable product candidates, and development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. This includes competition with respect to, among other things, galidesivir as a potential treatment for COVID-19. Competition may also arise from, among other things:

●	other drug development technologies;

●	methods of preventing or reducing the incidence of disease, including vaccines; and

●	new small molecule or other classes of therapeutic agents.

Developments by others may render our product candidates or technologies obsolete or noncompetitive.

We are performing research on or developing products for the treatment of several rare diseases, including HAE, diseases of the complement system, and FOP, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we are developing and plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. There are licensed therapies for HAE (including Berinert®, Haegarda®, Cinryze®, Kalbitor®, Takhzyro®, Firazyr® (icatibant) and generic icatibant), therapies for certain complement-mediated diseases such as PNH, aHUS, myasthenia gravis, and neuromyelitis optica spectrum disorder (Soliris® and UltomirisTM), products for the prevention or treatment of influenza (seasonal flu vaccines, Tamiflu® (oseltamivir), generic oseltamivir, Relenza®, and Inavir®, favipiravir, and Xofluza™), remdesivir as a potential treatment for COVID-19 and a number of additional of products in clinical development in these therapeutic areas and for the treatment of FOP. In addition, various government entities throughout the world may offer incentives, grants and contracts to encourage additional investment into preventative and therapeutic agents against viruses such as influenza, coronavirus, Ebola, and others, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. See “Item 1. Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.

If one or more of our competitors’ products or programs, including potential competitors not currently identified, are successful, the market for our products may be reduced or eliminated.

Compared to us, many of our competitors and potential competitors have substantially greater:

●	capital resources;

●	research and development resources, including personnel and technology;

●	regulatory experience;

●	preclinical study and clinical testing experience;

●	manufacturing and marketing experience; and

●	production facilities.

Any of these competitive factors could impede our funding efforts, render technology and product candidates noncompetitive or eliminate or reduce demand for our product candidates.

We are subject to various laws and regulations related to our products and product candidates and, if we or our partners do not comply with these laws and regulations, we could face substantial penalties.

Our or our partners’ activities related to approved products, such as RAPIVAB/ALPIVAB (peramivir), or, following their regulatory approval, any of our product candidates under development, such as ORLADEYO, BCX9930, BCX9250, and galidesivir, are subject to regulatory and law enforcement authorities in the United States (including the FDA, the Federal Trade Commission, the Department of Justice, and state and local governments) and their foreign equivalents (including the EMA, MHLW, MHRA, and others).

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

Advertising and promotion are subject to stringent FDA rules and oversight and as an NDA-holder we may be held responsible for any advertising and promotion that is not in compliance with the rules and regulations. In particular, the claims in all promotional materials and activities must be consistent with the FDA approvals for approved products and must be appropriately substantiated and fairly balanced with information on the safety risks and limitations of the products. Adverse event information concerning approved products must be reviewed and as an NDA-holder we are required to make expedited and periodic adverse event reports to the FDA and other regulatory authorities. In addition, the research, manufacturing, distribution, sale and promotion of products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, state and local governments, and foreign equivalents of the foregoing. All of these activities are also potentially subject to healthcare false claims and fraud and abuse laws, as well as consumer protection and unfair competition laws.

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

●

multiple, conflicting, and changing laws and regulations such as privacy and data regulations, transparency regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

●	introduction of new health authority requirements and/or changes in health authority expectations;

●	failure by us or our partners to obtain and maintain regulatory approvals for the use of our products in various countries;

●	complexities and difficulties in obtaining protection for, and enforcing, our intellectual property;

●	difficulties in staffing and managing foreign operations;

●	complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;

●	limits on our ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;

●	natural disasters and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease (including for example, the recent coronavirus outbreak), boycotts, adoption or expansion of government trade restrictions, and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation, and insurance;

●	regulatory and compliance risks that relate to maintaining accurate information and control over commercial operations and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, including its books and records provisions or anti-bribery provisions, or the U.K. Bribery Act and similar foreign laws and regulations; and

●	regulatory and compliance risks relating to doing business with any entity that is subject to sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury.

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

If we or our partners are unable or fail to adequately initiate, protect, defend or enforce our intellectual property rights in any area of commercial interest or in any part of the world where we wish to seek regulatory approval for our products, methods, processes and other technologies, the value of the product candidates to produce revenue would diminish. Additionally, if our products, methods, processes, and other technologies or our commercial use of such products, processes, and other technologies, including but not limited to any trade name, trademark or commercial strategy infringe the proprietary rights of other parties, we could incur substantial costs. The USPTO and the patent offices of other jurisdictions have issued to us a number of patents for our various inventions and we have in-licensed several patents from various institutions. We have filed additional patent applications and provisional patent applications with the USPTO. We have filed a number of corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications, as appropriate. We have also filed certain trademark and trade name applications worldwide. We cannot assure you as to:

●	the degree and range of protection any patents will afford against competitors with similar products;

●	if and when patents will issue;

●	if patents do issue, we cannot be sure that we will be able to adequately defend such patents and whether or not we will be able to adequately enforce such patents; or

●	whether or not others will obtain patents claiming aspects similar to those covered by our patent applications.

If the USPTO or other foreign patent office upholds patents issued to others or if the USPTO grants patent applications filed by others, we may have to:

●	obtain licenses or redesign our products or processes to avoid infringement;

●	stop using the subject matter claimed in those patents; or

●	pay damages.

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

U.S. Government contracts typically contain a number of extraordinary provisions that would not typically be found in commercial contracts and which may create a disadvantage and additional risks to us as compared to competitors that do not rely on U.S. Government contracts. These risks include the ability of the U.S. Government to unilaterally:

●	terminate or reduce the scope of our contract with or without cause;

●	interpret relevant regulations (federal acquisition regulation clauses);

●	require performance under circumstances which may not be favorable to us;

●	require an in-process review where the U.S. Government will review the project and its options under the contract;

●	control the timing and amount of funding, which impacts the development progress of our programs; and

●	audit and object to our contract-related costs and fees, including allocated indirect costs.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We have product liability insurance covering our clinical trials. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

●	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

●	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

●	withdrawal of clinical trial volunteers or patients;

●	damage to our reputation and the reputation of our products, resulting in lower sales;

●	regulatory investigations that could require costly recalls or product modifications;

●	litigation costs; and

●	the diversion of management’s attention from managing our business.

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

We have entered into a contract with the CDC for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period. In addition, we have opened enrollment into a randomized, double-blind, placebo-controlled clinical trial to assess the safety, clinical impact and antiviral effects of galidesivir in patients with COVID-19. The trial is being funded by NIAID/HHS. We have ongoing studies with NIAID/HHS and academic collaborators to assess the activity of galidesivir against SARS-CoV-2, the virus that causes COVID-19, in both in vitro and animal models. We are also working with NIAID/HHS to increase manufacturing yield and expand the current supply of the drug. There can be no assurance that we or our manufacturers will be able to fully meet the demand for such antivirals with respect to these or future arrangements. Further, we may not receive a favorable purchase price for future orders of our antivirals by governmental entities. Our competitors may develop products that could compete with or replace any antivirals selected for government sale or use. We may face competition in markets where we have no existing intellectual property protection or are unable to successfully enforce our intellectual property rights.

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

The Second Amended and Restated Senior Credit Facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

●	convey, sell, lease, license, transfer or otherwise dispose of certain parts of our business or property;

●	change the nature of our business;

●	liquidate or dissolve;

●	enter into certain change in control or acquisition transactions;

●	incur or assume certain debt, including accessing additional tranches of debt under the Second Amended and Restated Senior Credit Facility;

●	grant certain types of liens on our assets;

●	modify, liquidate or transfer assets in certain collateral accounts;

●	pay dividends or make certain distributions to our stockholders;

●	make certain investments;

●	enter into material transactions with affiliates; and

●	modify existing debt or collaboration arrangements.

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

A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the recent COVID-19 outbreak), trade wars, political unrest or other events could disrupt our business or operations or those of our development partners (such as Torii), manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. If our operations or those of third parties with whom we have business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business. See “Risk Factors—Risks Relating to Our Business—Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by the effects of the recent COVID-19 pandemic on us or on third parties with whom we conduct business, including without limitation our development partners, manufacturers, CROs, and others, as well as on the regulatory and government agencies with whom we work.”

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

Our research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and some waste products. Accidental contamination or injury from these materials could occur. In the event of an accident, we could be liable for any damages that result, and any liabilities could exceed our resources. Compliance with environmental laws and regulations or a violation of such environmental laws and regulations could require us to incur substantial unexpected costs, which would materially and adversely affect our results of operations.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2020, the 52-week range of the market price of our stock was from $1.38 to $6.29 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

●	announcements of technological innovations or new products by us or our competitors;

●	developments or disputes concerning patents or proprietary rights;

●	additional dilution through sales of our common stock or other derivative securities;

●	status of new or existing licensing or collaborative agreements and government contracts;

●	announcements relating to the status of our programs;

●	developments and announcements regarding new and virulent strains of influenza;

●	we or our partners achieving or failing to achieve development milestones;

●	publicity regarding actual or potential medical results relating to products under development by us or our competitors;

●	publicity regarding certain public health concerns for which we are or may be developing treatments;

●	regulatory developments in both the United States and foreign countries;

●	public concern as to the safety of pharmaceutical products;

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates or recommendations by securities analysts;

●	changes in the structure of healthcare payment systems, including developments in price control legislation;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	additions or departures of key personnel or members of our board of directors;

●	purchases or sales of substantial amounts of our stock by existing stockholders, including officers or directors;

●	economic and other external factors or other disasters or crises; and

●	period-to-period fluctuations in our financial results.

Future sales and issuances of securities may dilute the ownership interests of our current stockholders and cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of July 31, 2020, there were 176,565,622 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of July 31, 2020, there were 18,840,363 stock options outstanding and 10,964,401 shares available for issuance under our Amended and Restated Stock Incentive Plan, 2,975,668 stock options outstanding and 1,424,332 shares available for issuance under our Inducement Equity Incentive Plan and 2,872,764 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

In March 2017, we entered into a Registration Rights Agreement with entities affiliated with Baker Bros. Advisors LP (the “Baker Entities”) to provide that, if requested, we will register the shares of our common stock beneficially owned by the Baker Entities for resale under the Securities Act. Our registration obligations pursuant to the Registration Rights Agreement cover all shares then held or thereafter acquired by the Baker Entities, for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. On May 10, 2017, we filed a registration statement on Form S-3 with respect to 11,710,951 shares of common stock held by the Baker Entities. Subsequently, on November 21, 2019, certain of the Baker Entities acquired pre-funded warrants to purchase 11,764,706 shares of our common stock at a price of $1.69 per warrant. In addition, on June 1, 2020, we issued pre-funded warrants to purchase 3,511,111 shares of our common stock at a price of $4.49 per warrant, including pre-funded warrants acquired by certain of the Baker Entities to purchase 3,252,375 shares of our common stock. Each warrant has an exercise price of $0.01 per share. If the Baker Entities, by exercising their underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock.

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

Item 6.     Exhibits

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.

3.6	Certificate of Elimination of the Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 13, 2020.

3.7	Certificate of Amendment to the Third Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 13, 2020.

3.8	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.9	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

4.1	Form of Pre-Funded Warrant to Purchase Common Stock, dated June 1, 2020. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed June 1, 2020.

10.1	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated as of March 19, 2020). Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 13, 2020.

10.2	BioCryst Pharmaceuticals, Inc. Employee Stock Purchase Plan (as amended and restated as of March 19, 2020). Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 13, 2020.

(10.3)*

Amendment #12 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness Response, dated April 17, 2020.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and six months ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File – The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL (contained in Exhibit 101).

( )	Filed or furnished herewith.
*	Certain identified information has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August, 2020.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse

Jon P. Stonehouse

President and Chief Executive Officer

(Principal Executive Officer)

/s/ Anthony Doyle

Anthony Doyle

Senior Vice President, Chief Financial Officer

(Principal Financial Officer)

/s/ Michael L. Jones

Michael L. Jones

Executive Director, Finance and Principal Accounting Officer

(Principal Accounting Officer)