Form 10-Q
period 2020-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2020-11-06
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of October 31, 2020 was 176,565,622.

BIOCRYST PHARMACEUTICALS, INC.

EX-10.2

EX-10.3

EX-10.4

EX-10.5

EX-10.7

EX-10.8

EX-31.1

EX-31.2

EX-32.1

EX-32.2

Risk Factor Summary

An investment in BioCryst Pharmaceuticals, Inc. (“we,” “us,” “our,” “BioCryst,” or the “Company”) involves risks.  You should carefully read this entire Quarterly Report on Form 10-Q and consider the uncertainties and risks discussed in the “Risk Factors” section in Part II, Item 1A of this report, which may adversely affect our business, financial condition, or results of operations, along with the other information included in our other filings with the Securities and Exchange Commission, before deciding to invest in the Company.  A summary of the principal factors that make an investment in the Company speculative or risky is set forth below.

●

The ongoing COVID-19 pandemic could create challenges in all aspects of our business, including, without limitation, delays, stoppages, difficulties, and increased expenses with respect to our and our partners’ development, regulatory processes, and supply chains, negatively impact our ability to access the capital or credit markets to finance our operations, or have the effect of heightening many of the risks described below or in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

●	We have incurred losses since our inception, expect to continue to incur losses, and may never be profitable.

●	We may not be able to continue as a going concern if we do not obtain additional capital.

●

Our success depends upon our ability to advance our products through the various stages of development, especially through the clinical trial process, to receive and maintain regulatory approval for the commercial sale of our products, and to successfully commercialize any approved products. The development process and related regulatory processes are complex and uncertain, may be lengthy and expensive, and require, among other things, an indication that our products and product candidates are safe and effective. For example, applicable regulatory agencies could refuse to approve, or impose restrictions or warnings on, our product candidates, require us to conduct additional studies or adopt study designs that differ from our planned development strategies, suspend or terminate our clinical trials, or take other actions that could materially impact the cost, timing, and success of our planned development strategies.

●

We rely heavily upon third parties, including development partners, contractors, contract research organizations, and third-party suppliers, manufacturers, and distributors, for many important stages of our product candidate development and in the commercialization of certain of our product candidates.  Our failure to maintain these relationships, the failure of any such third party to perform its obligations under agreements with us, or the failure of a such a relationship to meet our expectations could have a material adverse impact on our business, financial condition, and results of operations.

●	If we fail to obtain additional financing or acceptable partnership arrangements, we may be unable to complete the development and commercialization of our product candidates or continue operations.

●

The commercial viability of any approved product could be compromised if the product is less effective than expected, causes undesirable side effects that were not previously identified, or fails to achieve market acceptance by physicians, patients, third-party payors, health authorities, and others.

●	There can be no assurance that our commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain.

●

We expect to continue expanding our development and regulatory capabilities and implementing sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties managing our growth, which could disrupt our operations.

●

We face intense competition, and if we are unable to compete effectively, the demand for our products, if any, may be reduced.  In addition, developments by others may render our product candidates or technologies obsolete or noncompetitive.

●

We are subject to various laws and regulations related to our products and product candidates, and if we or our employees, consultants, or partners do not comply with these laws and regulations, we could face substantial penalties and our reputation could be harmed.  In addition, we and our partners may be subject to new legislation, regulatory proposals, and healthcare payor initiatives that may increase our costs of compliance and adversely affect our or our partners’ ability to market our products, obtain collaborators, and raise capital.

●

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of those rights would diminish.  Legal proceedings to protect or enforce our patents, the patents of our partners, or our other intellectual property rights could be expensive, time consuming, and unsuccessful.

●	We face an inherent risk of liability in the event that the use or misuse of our products results in personal injury or death and our product liability insurance coverage may be insufficient.

●

We face risks related to our government-funded programs.  If the Biomedical Advanced Research and Development Authority or the National Institute of Allergy and Infectious Diseases were to eliminate, reduce, or delay funding from our contracts, this would have a significant negative impact on the programs associated with such funding and could have a significant impact on our revenues and cash flows.

●

If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations under our license agreements, our licensors may terminate our agreements with them and seek additional remedies.

●

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

●

International expansion of our business exposes us to business, regulatory, political, operational, financial, and economic risks.  For example, our actual or perceived failure to comply with European governmental regulations and other obligations related to privacy, data protection, and information security could harm our business.  In addition, the United Kingdom’s decision to withdraw from the European Union could result in increased regulatory and legal complexity, which may make it more difficult for us to do business in Europe and impose additional challenges in securing regulatory approval of our product candidates in Europe.

●	If our facility incurs damage or power is lost for a significant length of time, our business will suffer.

●	A significant disruption in our information technology systems or a cybersecurity breach could adversely affect our business.

●

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

●	Our stock price has been, and is likely to continue to be, highly volatile, which could cause the value of an investment in our common stock to decline significantly.

●

Natural disasters, epidemic or pandemic disease outbreaks, trade wars, political unrest, or other events could disrupt our business or operations or those of our development partners, manufacturers, regulators, or third parties with whom we conduct business now or in the future.

●	We are subject to legal proceedings, which could result in losses or unexpected expenditure of time and resources.

●

If we fail to retain our existing key personnel or fail to attract and retain additional key personnel, the development of our product candidates and commercialization of our products and the related expansion of our business will be delayed or stopped.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2020 and December 31, 2019

(In thousands, except per share data)

	2020	2019
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$96,492	$114,172
Restricted cash	2,213	1,551
Investments	46,827	22,054
Receivables from collaborations	5,422	22,146
Inventories	6,241	-
Prepaid expenses and other current assets	5,241	4,422
Total current assets	162,436	164,345
Investments	3,002	-
Property and equipment, net	7,142	7,347
Other assets	3,646	3,590

Total assets	$176,226	$175,282

Liabilities and Stockholders’ Equity
Accounts payable	$11,616	$13,988
Accrued expenses	30,462	21,365
Interest payable	19,304	14,904
Deferred collaboration revenue	432	2,120
Lease financing obligation	925	1,377
Senior credit facility	19,148	9,020
Non-recourse notes payable	29,890	29,561
Total current liabilities	111,777	92,335
Lease financing obligation	3,919	3,406
Senior credit facility	26,893	41,289
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized - 5,000; no shares issued and outstanding	-	-
Common stock, $0.01 par value: shares authorized - 450,000; shares issued and outstanding – 176,566 in 2020 and 154,082 in 2019	1,766	1,541
Additional paid-in capital	994,811	877,300
Accumulated other comprehensive income	9	39
Accumulated deficit	(962,949)	(840,628)
Total stockholders’ equity	33,637	38,252

Total liabilities and stockholders’ equity	$176,226	$175,282

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2020 and 2019

(In thousands, except per share data-Unaudited)

	Three Months		Nine Months
	2020	2019	2020	2019
Revenues
Product sales	$2,478	$335	$2,696	$2,014
Royalty revenue	254	508	2,243	3,526
Collaborative and other research and development	3,370	932	8,857	3,570
Total revenues	6,102	1,775	13,796	9,110
Expenses
Cost of product sales	1,517	—	1,517	1,399
Research and development	30,245	25,120	87,610	80,294
Selling, general and administrative	17,195	11,735	46,943	26,632
Royalty	9	18	78	131
Total operating expenses	48,966	36,873	136,148	108,456
Loss from operations	(42,864)	(35,098)	(122,352)	(99,346)
Interest and other income and expense	(312)	402	8,892	1,545
Interest expense	(2,927)	(3,044)	(8,892)	(8,805)
(Loss) gain on foreign currency derivative	(12)	148	31	331
Net loss	$(46,115)	$(37,592)	$(122,321)	$(106,275)
Unrealized gain (loss) on available for sale investments	6	19	(30)	357
Comprehensive loss	$(46,109)	$(37,573)	$(122,351)	$(105,918)

Basic and diluted net loss per common share	$(0.26)	$(0.34)	$(0.75)	$(0.96)

Weighted average shares outstanding	176,521	110,416	164,127	110,308

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2020 and 2019

(In thousands-Unaudited)

	2020	2019
Operating activities
Net loss	$(122,321)	$(106,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	568	539
Stock-based compensation expense	8,907	14,031
Amortization of debt issuance costs	1,061	936
Amortization of premium/discount on investments	106	1
Change in fair value of foreign currency derivative	630	532
Changes in operating assets and liabilities:
Receivables	16,724	695
Inventory	(6,241)	(127)
Prepaid expenses and other assets	(1,448)	(1,018)
Accounts payable and accrued expenses	6,725	9,975
Interest payable	4,400	1,575
Deferred revenue	(1,688)	—
Net cash used in operating activities	(92,577)	(79,136)

Investing activities
Acquisitions of property and equipment	(359)	(263)
Purchases of investments	(49,818)	(3,018)
Sales and maturities of investments	21,907	64,954
Net cash (used in) provided by investing activities	(28,270)	61,673

Financing activities
Sale of common stock, net	92,848	—
Sale of pre-funded warrants	14,817	—
Proceeds from senior credit facility	—	19,477
Payment of senior credit facility	(5,000)	—
Net proceeds from common stock issued under stock-based compensation plans	1,164	1,161
Net cash provided by financing activities	103,829	20,638

(Decrease) increase in cash, cash equivalents and restricted cash	(17,018)	3,175
Cash, cash equivalents and restricted cash at beginning of period	115,723	28,275

Cash, cash equivalents and restricted cash at end of period	$98,705	$31,450

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and Nine Months Ended September 30, 2020 and 2019

(In thousands, except per share amounts-Unaudited)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2019	$1,541	$877,300	$39	$(840,628)	$38,252
Net loss	—	—	—	(37,599)	(37,599)
Other comprehensive loss	—	—	(25)	—	(25)
Employee stock purchase plan sales, 110 shares, net	1	265	—	—	266
Stock-based compensation expense	—	2,754	—	—	2,754
Balance at March 31, 2020	1,542	880,319	14	(878,227)	3,648
Net loss	—	—	—	(38,607)	(38,607)
Other comprehensive loss	—	—	(11)	—	(11)
Exercise of stock options, 193 shares, net	2	530	—	—	532
Issuance of common stock, 22,044 shares, net	220	92,628	—	—	92,848
Issuance of pre-funded warrants, 3,511 warrants	—	14,817	—	—	14,817
Stock-based compensation expense	—	3,280	—	—	3,280
Balance at June 30, 2020	1,764	991,574	3	(916,834)	76,507
Net loss	—	—	—	(46,115)	(46,115)
Other comprehensive income	—	—	6	—	6
Employee stock purchase plan sales, 137 shares, net	2	364	—	—	366
Stock-based compensation expense	—	2,873	—	—	2,873
Balance at September 30, 2020	$1,766	$994,811	$9	$(962,949)	$33,637

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2018	$1,101	$780,400	$(297)	$(731,969)	$49,235
Impact to retained earnings from adoption of ASC 842	—	—	—	238	238
Net loss	—	—	—	(31,054)	(31,054)
Other comprehensive income	—	—	208	—	208
Exercise of stock options, 160 shares, net	2	341	—	—	343
Employee stock purchase plan sales, 47 shares, net	—	220	—	—	220
Stock-based compensation expense	—	3,317	—	—	3,317
Balance at March 31, 2019	1,103	784,278	(89)	(762,785)	22,507
Net loss	—	—	—	(37,629)	(37,629)
Other comprehensive income	—	—	130	—	130
Exercise of stock options, 100 shares, net	1	413	—	—	414
Stock-based compensation expense	—	5,385	—	—	5,385
Balance at June 30, 2019	1,104	790,076	41	(800,414)	(9,193)
Net loss	—	—	—	(37,592)	(37,592)
Other comprehensive income	—	—	19	—	19
Employee stock purchase plan sales, 68 shares, net	—	184	—	—	184
Stock-based compensation expense	—	5,329	—	—	5,329
Balance at September 30, 2019	$1,104	$795,589	$60	$(838,006)	$(41,253)

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

With the funds available at September 30, 2020, the Company believes these resources will be sufficient to fund its planned operations through the second quarter of 2021. The Company has sustained operating losses for the majority of its corporate history and expects that its 2020 expenses will exceed its 2020 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, its planned operations raise doubt about its ability to continue as a going concern through 2021. The Company’s liquidity needs will be largely determined by the success of operations in regard to the progression of its product candidates in the future. The Company also may consider other plans to fund operations through 2021 including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestones; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestones and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates, timing, scope and magnitude of its commercial expenses and key development and regulatory events and its decisions in the future.

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

Restricted Cash

Restricted cash as of September 30, 2020 and December 31, 2019 reflects $795 and $134, respectively, in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 4) and $1,418 and $1,417, respectively, the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At September 30, 2020, the Company believes that the cost of its investments is recoverable in all material respects.

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

	September 30, 2020
			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value
Obligations of U.S. Government and its agencies	$45,722	$18	$6	$-	$45,746
Corporate debt securities	590	4	-	-	594
Certificates of deposit	3,477	9	3	-	3,489
Total investments	$49,789	$31	$9	$-	$49,829

	December 31, 2019
			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value
Obligations of U.S. Government and its agencies	$10,488	50	$23	$-	$10,561
Corporate debt securities	9,742	59	10	(1)	9,810
Certificates of deposit	1,669	7	7	-	1,683
Total investments	$21,899	116	$40	$(1)	$22,054

The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Maturing in one year or less	$46,827	$22,054
Maturing after one year through two years	3,002	-
Total investments	$49,829	$22,054

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

At September 30, 2020 and December 31, 2019, the Company had the following receivables.

	September 30, 2020
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$-	$3,547	$3,547
Shionogi & Co. Ltd.	1,679	4	1,683
Green Cross Corporation	142	8	150
Mundipharma International Holdings Limited	42	-	42
Total receivables	$1,863	$3,559	$5,422

	December 31, 2019
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$1,353	$15,023	$16,376
Shionogi & Co. Ltd.	1,336	4	1,340
Green Cross Corporation	2,924	8	2,932
Mundipharma International Holdings Limited	56	-	56
Seqirus UK Limited	1,091	351	1,442
Total receivables	$6,760	$15,386	$22,146

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

Inventory

Inventory is stated at the lower of cost and net realizable value, determined under the first-in, first-out (“FIFO”) method, or market. The Company expenses costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. Upon regulatory approval, the Company will capitalize costs related to the production of inventories. At September 30, 2020, the Company’s inventory consisted of $206 of peramivir raw materials and $6,035 of peramivir work-in-process.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of September 30, 2020 and December 31, 2019, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Amounts reclassified from accumulated other comprehensive loss are recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2020, realized gains of $1 were reclassified out of accumulated other comprehensive loss. No reclassifications out of accumulated other comprehensive loss were recorded during the nine months ended September 30, 2019.

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

The Company recorded the following revenues for the three and nine months ended September 30, 2020 and 2019:

	Three Months		Nine Months
	2020	2019	2020	2019
Product sales	$2,478	$335	$2,696	$2,014
Royalty revenue	254	508	2,243	3,526
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	3,088	932	7,240	3,570
Torii Pharmaceutical Co., Ltd.	282	—	1,617	—
Total collaborative and other research and development revenues	3,370	932	8,857	3,570
Total revenues	$6,102	$1,775	$13,796	$9,110

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended September 30, 2020 and 2019 was $2,927 and $3,044, respectively, and for the nine months ended September 30, 2020 and 2019 was $8,892 and $8,805, respectively, related to the issuance of the PhaRMA Notes (defined in Note 4) and the Second Amended and Restated Senior Credit Facility (defined in Note 5). Costs directly associated with the issuance of the PhaRMA Notes and the Second Amended and Restated Senior Credit Facility have been capitalized and are netted against the non-recourse notes payable and senior credit facility on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the PhaRMA Notes and the Second Amended and Restated Senior Credit Facility using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $381 and $341 for the three months ended September 30, 2020 and 2019, respectively, and $1,061 and $936 for the nine months ended September 30, 2020, and 2019, respectively.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statements of Comprehensive Loss. Cumulative mark to market adjustments for the nine months ended September 30, 2020 and 2019 resulted in losses of $630 and $532, respectively. Mark to market adjustments are determined by a third-party pricing model that uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. In addition, the Company realized currency exchange gains of $660 and $863 during the first nine months of 2020 and 2019, respectively, associated with the exercise of a U.S. dollar/Japanese yen currency option under the Currency Hedge Agreement. The Company is also required to post collateral in connection with the mark to market adjustments based on thresholds defined in the Currency Hedge Agreement. As of September 30, 2020 and December 31, 2019, no hedge collateral was posted under the agreement.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended September 30, 2020 and 2019 does not include 16,544 and 541, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2020 and 2019 does not include 14,154 and 1,892, respectively, of such potential common shares, as their impact would be anti-dilutive.

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

Significant Customers and Other Risks

Significant Customers

Other than royalty revenues, the Company’s primary sources of revenue that have an underlying cash flow stream are the reimbursement of galidesivir (formerly BCX4430) development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS and sales of RAPIVAB (peramivir injection) under our procurement contract awarded by the Centers for Disease Control and Prevention. The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its galidesivir program. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. The completion or termination of the NIAID/HHS and BARDA/HHS galidesivir contracts could negatively impact the Company’s future Consolidated Statements of Comprehensive Loss and Cash Flows. The Company recognizes royalty revenue from the net sales of RAPIACTA by Shionogi; however, the underlying cash flow from these royalty payments, except for Japanese government stockpiling sales, goes directly to pay the interest, and then the principal, on the Company’s non-recourse notes payable. Payment of the interest and the ultimate repayment of principal of these notes will be entirely funded by future royalty payments derived from net sales of RAPIACTA. Further, the Company’s drug development activities are performed by a limited group of third-party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

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

Note 2 - Stock-Based Compensation

As of September 30, 2020, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated on March 19, 2020 and approved by the Company’s stockholders on May 12, 2020. The Inducement Plan was adopted by the Board of Directors on April 24, 2019 and amended and restated by the Board of Directors in February 2020 and in July 2020. The ESPP was amended and restated in March 2020 and approved by the Company’s stockholders on May 12, 2020. Stock-based compensation expense of $8,907 ($7,492 of expense related to the Incentive Plan, $1,053 of expense related to the Inducement Plan, and $362 of expense related to the ESPP) was recognized during the first nine months of 2020, while $14,031 ($13,635 of expense related to the Incentive Plan, $164 of expense related to the Inducement Plan and $232 of expense related to the ESPP) was recognized during the first nine months of 2019.

There was approximately $21,884 of total unrecognized compensation cost related to non-vested stock option awards granted by the Company as of September 30, 2020. That cost is expected to be recognized as follows: $2,708 during the remainder of 2020, $8,461 in 2021, $6,983 in 2022, $3,137 in 2023 and $595 in 2024. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests.

Stock Incentive Plan

The Company grants stock option awards and restricted stock unit awards to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards and restricted stock units granted to employees generally vest 25% each year until fully vested after four years. In August 2013, December 2014 and December 2019, the Company issued 1,032, 1,250 and 315 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of September 30, 2020, 75% of the August 2013 grants have vested. As of September 30, 2020, 85% of the December 2014 grants have vested. As of September 30, 2020, none of the December 2019 grants have vested. During the nine months ended September 30, 2020, the Company recognized $214 of compensation expense related to one milestone within the December 2019 grants for which achievement became probable. During 2019, the Company recognized $4,998 of stock compensation expense related to two milestones within the December 2014 grants for which achievement became probable. Stock option awards granted to non-employee directors of the Company generally vest over one year. All stock option awards have contractual terms of 10 years. The vesting and exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance December 31, 2019	968	21,050	$5.96
Plan amendment	8,000	-	-
Restricted stock unit awards granted	(31)	-	-
Restricted stock unit awards cancelled	-	-	-
Stock option awards granted	(547)	547	4.86
Stock option awards exercised	-	(193)	2.76
Stock option awards cancelled	3,030	(3,030)	6.90

Balance September 30, 2020	11,420	18,374	$5.85

For stock option awards granted under the Incentive Plan during the first nine months of 2020 and 2019, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first nine months of 2020 and 2019 was $3.35 and $4.57, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method.

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

Related activity under the Inducement Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance December 31, 2019	171	1,329	$3.60
Plan amendment	2,900	-	-
Stock option awards granted	(2,338)	2,338	3.33
Stock option awards exercised	-	-	-
Stock option awards cancelled	155	(155)	4.20

Balance September 30, 2020	888	3,512	$3.42

For stock option awards granted under the Inducement Plan during the first nine months of 2020 and 2019, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first nine months of 2020 and 2019 was $2.41 and $2.72, respectively.

The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Incentive Plan and the Inducement Plan during the first nine months of 2020 and 2019, respectively. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Plans

	2020	2019
Expected Life in Years	5.5	5.5
Expected Volatility	83.8%	81.0%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.4%	2.0%

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 4,475 shares of common stock to be purchased under the ESPP, of which 2,873 shares remain available for purchase at September 30, 2020. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates, and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 246 shares during the first nine months of 2020 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 3 - Collaborative and Other Research and Development Contracts

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease (the “Initial Contract”). NIAID/HHS, part of the National Institutes of Health, made an initial award of $5,000 to the Company. The goals of the Initial Contract, including amendments, are to file IND applications for intravenous (“i.v.”) and intramuscular (“i.m.”) galidesivir for the treatment of Marburg virus disease and other hemorrhagic fever virus diseases, including Yellow Fever and Ebola virus disease, and to conduct an initial Phase 1 human clinical trial. In April 2020, the Company and NIAID/HHS agreed to add a group of COVID-19 patients to the ongoing clinical trial in Yellow Fever. On April 9, 2020, the Company announced it had opened enrollment into a randomized, double-blind, placebo-controlled clinical trial to assess the safety, clinical impact and antiviral effects of galidesivir in patients with COVID-19. As of September 30, 2020, the total contract amount to advance the program through the completion of the Phase 1 clinical program under the Initial Contract is $45,931 and all options have been exercised under the Initial Contract. In August 2020, NIAID/HHS awarded the Company a new contract, with potential aggregate funding up of to $43,908 if all contract options are exercised, to manufacture and evaluate the safety, efficacy and tolerability of galidesivir.  NIAID/HHS made an initial award of $6,326 to the Company under this new contract.

Biomedical Advanced Research and Development Authority (“BARDA/HHS”). On March 31, 2015, the Company announced that BARDA/HHS had awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of September 30, 2020, a total of $20,574 has been awarded under exercised options within this contract.

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

U.S. Department of Health and Human Services (“HHS”). On September 6, 2018, the Company announced that HHS had awarded the Company a $34,660 contract for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period. HHS’s purchase of RAPIVAB will supply the Strategic National Stockpile, the nation’s largest supply of potentially life-saving pharmaceuticals and medical supplies for use in a public health emergency. The Company delivered two shipments under this contract in 2019 for a total price of approximately $13,864. On September 3, 2020, the Company announced that HHS had exercised an option under this contract to purchase an additional 10,000 doses of RAPIVAB for $6,932.

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

In the Partial Arbitration Award, the ICC Tribunal found that, during the term, SUL materially breached and abandoned its core duties to the Company under the Diligent Efforts (as defined in the SUL Agreement) requirements of the SUL Agreement as applicable in the U.S. The ICC Tribunal granted a declaratory judgment in favor of the Company terminating the SUL Agreement and restoring all rights to peramivir to the Company. The parties have agreed on a transition process for the product, including a full transition of commercialization of the product in the U.S. to the Company as of August 1, 2020 and a full transition of commercialization of the product in Australia as of November 1, 2020. The ICC Tribunal also awarded the Company its attorneys’ fees and expenses incurred in securing the declaratory judgment as well as the costs incurred by the Company in the arbitration. Finally, the ICC Tribunal found that SUL breached the SUL Agreement by failing to pay the milestone payment due to the Company within 30 days of the approval of peramivir for adult use in the European Union and awarded the Company $5,000 (plus interest) for this claim. The ICC Tribunal retained jurisdiction for further proceedings relating to the award of attorneys’ fees and for any dispute relating to the return to the Company of all rights to peramivir in the Territory. The Company recorded the settlement gain of $8,893 in other income and legal fees and other expenses of $5,026 in selling, general and administrative expenses for the nine months ended September 30, 2020.

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

In September 2014, Royalty Sub was unable to pay the accrued interest obligation due September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding Payment Date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet and thereafter. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may pursue acceleration of the PhaRMA Notes, may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential acceleration or foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. In addition, the Company may incur costs associated with liquidating the related Currency Hedge Agreement, which would no longer be required in the event of foreclosure, or if the PhaRMA Notes cease to be outstanding. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the event of default of the PhaRMA Notes is not expected to have a significant impact on the Company’s future results of operations or cash flows. As of September 30, 2020, the PhaRMA Notes remain in default.

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

As of September 30, 2020, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 3% of the PhaRMA Notes carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 3 in the fair value hierarchy as defined in U.S. GAAP.

Currency Hedge Agreement

In connection with the issuance by Royalty Sub of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. Under the Currency Hedge Agreement, the Company has the right to purchase dollars and sell yen at a rate of 100 yen per dollar.

The Currency Hedge Agreement does not qualify for hedge accounting treatment; therefore, mark to market adjustments are recognized in the Company’s Consolidated Statement of Comprehensive Loss. Cumulative mark to market adjustments for the nine months ended September 30, 2020 and 2019 resulted in losses of $630 and $532, respectively.

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

As of September 30, 2020, the Company had borrowings of $45,000 under the Second Amended and Restated Senior Credit Facility bearing an interest rate of 8.5%. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date. The remaining scheduled principal repayments of the Second Amended and Restated Senior Credit Facility are as follows:

Principal Payments
2020	$5,000
2021	20,000
2022	20,000

Total	$45,000

The debt agreement contains two provisions that if deemed probable would create the recognition of an embedded feature; however, the Company does not believe either provision is probable.

Note 6 - Stockholders’ Equity

On April 24, 2020, the Company filed a $500,000 shelf registration statement on Form S-3 with the SEC. This shelf registration statement became effective on May 14, 2020 and allows the Company to sell securities, including common stock, preferred stock, depository shares, purchase contracts, warrants, debt securities and units, from time to time at prices and on terms to be determined at the time of sale. On June 1, 2020, the Company completed an underwritten public offering of 22,044,447 shares of its common stock (including shares issued pursuant to the underwriters’ 30-day option to purchase additional shares, which was exercised in full), at a purchase price of $4.50 per share, and pre-funded warrants to purchase 3,511,111 shares of common stock, at a purchase price of $4.49 per pre-funded warrant, for total net proceeds to the Company of $107,665 after deducting underwriting discounts and commissions and other offering expenses payable by the Company.  The pre-funded warrants are exercisable, subject to the conditions in the warrant agreement, and have an exercise price of $0.01 per share, which is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, or similar events affecting the Company’s common stock and also upon any distributions of assets to the Company’s stockholders.

Note 7 – Lease Obligations and Other Contingencies

The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases at September 30, 2020. Certain operating leases provide for renewal options, which can vary by lease. The right-of-use asset and lease liabilities on the Company’s Consolidated Balance Sheets represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. As part of the Company’s assessment of the lease term, the Company elected the hindsight practical expedient, which allows companies to use current knowledge and expectations when determining the likelihood to extend lease options. Renewal options for the Company’s leases range from 1 to 5 years in length and begin from 2023 through 2026. At September 30, 2020, the weighted average lease term for the Company’s operating leases was 13.7 years. The discount rate used in the calculation of the Company’s right-of-use asset and lease liability was determined based on the stated rate within each contract when available, or the Company’s collateralized borrowing rate from lending institutions. The weighted average discount rate for the Company’s operating leases was 12.8%.

The Company has not made any residual value guarantees related to its operating leases; therefore, the Company has no corresponding liability recorded on its Consolidated Balance Sheets.

Aggregate lease expense under operating leases was $1,321 and $1,064 for the nine-month periods ended September 30, 2020 and September 30, 2019, respectively. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis. Lease expense for leases with an initial term of twelve months or less was not material.

Future lease payments for assets under operating leases as of September 30, 2020, are as follows:

Remaining Maturities of Lease Liabilities
Year Ending December 31,	Operating Leases
2020	$403
2021	851
2022	746
2023	608
2024	577
Thereafter	7,908
Total lease payments	11,093
Less imputed interest	6,249
Total	$4,844

Of the Company’s total lease liability, $925 is a current liability and $3,919 is a long-term liability at September 30, 2020. The current and long-term portions of the Company’s lease liability are presented within “Accrued expenses” and “Other non-current liabilities” on the Consolidated Balance Sheets. The Company’s right-of-use asset balance associated with operating leases totaled $3,646 at September 30, 2020. This amount is presented within “Other long-term assets” on the Consolidated Balance Sheets.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements of a forward-looking nature relating to future events or the future financial performance of BioCryst. Such statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, as well as those discussed in other filings made by the Company with the Securities and Exchange Commission (“SEC”), including the Company’s most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. See “Information Regarding Forward-Looking Statements.”

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

Our revenues are difficult to predict and depend on numerous factors, including the prevalence and severity of influenza in regions for which peramivir has received regulatory approval, seasonality of influenza, our and our collaborative partners’ commercialization efforts, resources dedicated to our products by our collaborative partners, regulatory approval decisions for ORLADEYO, ongoing discussions with government agencies regarding future peramivir and/or galidesivir development and stockpiling procurement, as well as entering into, or modifying, licensing agreements for our product candidates. Furthermore, revenues related to our collaborative development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

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

Recent Corporate Highlights

The outbreak of novel coronavirus (“COVID-19”) has severely impacted global economic activity and caused significant volatility in financial markets. To date, our financial condition, results of operations, and liquidity have not been materially impacted by the direct effects of the COVID-19 pandemic. However, as discussed under the caption “Complement-Mediated Diseases” below, the acceleration of COVID-19 has slowed startup of the inadequate responder cohorts in our complement oral Factor D inhibitor program. The COVID-19 pandemic is constantly evolving, and its full impact to our business is uncertain. We are monitoring the COVID-19 pandemic and are making adjustments intended to assist in protecting the safety of our employees and communities while continuing our business activities. We have implemented remote working arrangements where possible and restricted business-related travel. To date, implementation of these measures has not required material expenditures or significantly impacted our ability to operate our business or our internal control over financial reporting and disclosure controls and procedures. We are continuing to monitor developments with respect to the COVID-19 pandemic and its potential impacts on our operations and those of our partners, suppliers, and regulators.

ORLADEYO™ (berotralstat)

ORLADEYO is our lead molecule that is being developed as an oral, once-daily therapy for the prevention of hereditary angioedema (“HAE”) attacks. Based on the data from our successful clinical program, including our pivotal Phase 3 clinical trial, APeX-2, and a long-term safety trial, APeX-S, we submitted a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in December 2019 for approval of oral, once-daily ORLADEYO for the prevention of HAE attacks. In February 2020, the FDA notified us that it had accepted and filed our NDA for review and that our Prescription Drug User Fee Act date for the NDA is December 3, 2020. In the NDA filing acceptance letter, the FDA stated that it is not currently planning to hold an advisory committee meeting to discuss the NDA.

On February 3, 2020, we announced we had submitted a new drug application to the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”) for approval of oral, once-daily ORLADEYO for the prevention of HAE attacks. In Japan, ORLADEYO is being reviewed under the Sakigake designation. The PMDA has confirmed its regulatory review schedule, and we expect an approval decision in December 2020.

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

On October 30, 2020, we announced that the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (“MHRA”) has granted oral, once-daily ORLADEYO a positive scientific opinion through the Early Access to Medicines Scheme (“EAMS”). Under the EAMS, HAE patients in the U.K. aged 12 years and older can gain access to ORLADEYO for the routine prevention of recurrent attacks of HAE before the drug is granted marketing authorization by the European Commission. We previously announced on June 9, 2020 that we have established an expanded access program in the U.S. through which physicians may be able to request ORLADEYO for HAE patients in the U.S. who do not have access to the program through a clinical trial.

In anticipation of a commercial launch of ORLADEYO, we have completed the build-out of our commercial infrastructure to support the successful launch of ORLADEYO in the U.S. Based on proprietary market research, including analyses of HAE prevalence in the U.S. and market research studies with HAE patients, physicians, and payors in the U.S., we anticipate the commercial market for ORLADEYO has the potential to reach a global peak of more than $500 million in annual sales. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance or achievements to be materially different. There can be no assurance that regulatory approvals of ORLADEYO will be granted in a timely fashion or at all, that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See the “Risk Factors” section of this Quarterly Report on Form 10-Q, including the information under “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—There can be no assurance that our commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” for further discussion of these risks.

Complement-Mediated Diseases

Discovered by BioCryst, BCX9930 is a novel, oral, potent and selective small molecule inhibitor of Factor D currently in early clinical development for the treatment of complement-mediated diseases. Based on the safety and proof-of-concept data generated to date in PNH patients, we are working closely with key opinion leaders in hematology and nephrology to map the development strategy across a broad set of indications.  Our goal is to develop BCX9930 as a monotherapy for complement-mediated diseases.

On June 27, 2019, we announced that we began enrollment of a Phase 1 trial of BCX9930 for the treatment of complement-mediated diseases. The objectives of the trial are to evaluate the safety and tolerability and characterize the pharmacokinetic (“PK”) and pharmacodynamic (“PD”) profiles of BCX9930 after single ascending doses (“SAD”) and multiple ascending doses (“MAD”) in healthy subjects. In part three of the trial, there is an additional objective to demonstrate proof of concept in treatment-naïve paroxysmal nocturnal hemoglobinuria (“PNH”) patients and PNH patients who are inadequate responders to C5 therapy by evaluating key biomarkers of effectiveness in PNH patients taking BCX9930. Based on the safety, tolerability, PK and PD dose-response results from parts 1 and 2 of the Phase 1 trial, we completed additional MAD dosing cohorts in healthy subjects and advanced to part 3 of the trial, a proof of concept (“PoC”) study of BCX9930 in treatment-naïve PNH patients and in PNH patients who are inadequate responders to eculizumab or ravulizumab.

On September 30, 2020, we announced new data from treatment-naïve PNH patients receiving doses through 400 mg twice-daily of oral BCX9930 as monotherapy in an ongoing dose-ranging trial. Oral BCX9930 is driving rapid and dose-dependent reductions in key biomarkers, including lactate dehydrogenase (“LDH”), and increasing hemoglobin levels in all PNH patients in the trial. Increases in hemoglobin levels were maintained without transfusions. BCX9930 has been safe and well tolerated at all doses in the trial. No drug-related serious adverse events have been reported.

We are completing the ongoing dose ranging trial in treatment-naïve PNH patients and PNH patients with an inadequate response to C5 inhibitors. Seven treatment-naïve PNH patients are currently receiving BCX9930, with four beyond 12 weeks of therapy, including two with more than 32 weeks on therapy. All seven treatment-naïve patients are continuing to benefit from BCX9930 treatment. Based on the results observed to-date at 400 mg twice-daily and 500 mg twice-daily of oral BCX9930, we plan to add patients at these dose levels, for an overall total of up to 16 subjects with BCX9930 dosed up to 500 mg twice-daily. Because the acceleration of COVID-19 has slowed startup of the inadequate C5 responder cohorts, we expect to report the data from treatment-naïve PNH patients and inadequate C5 responders dosed up to 500 mg twice-daily in the first quarter of 2021.

On August 31, 2020, we announced that the FDA has granted Orphan Drug designation for BCX9930 for the treatment of PNH. Orphan Drug designation qualifies BCX9930 for various development incentives, including tax credits for certain clinical costs, a waiver of the new drug application fee, and a designated period of market exclusivity following approval. Earlier in August 2020, the FDA granted Fast Track designation for BCX9930 in PNH. According to the FDA, the purpose of the Fast Track designation is to get important new drugs to the patient earlier by facilitating the development, and expediting the review, of drugs to treat serious conditions and fill an unmet medical need.

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

In April 2020, we agreed with the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”) to add a group of COVID-19 patients to the ongoing clinical trial in Yellow Fever. On April 9, 2020, we announced that we had opened a randomized, double-blind, placebo-controlled clinical trial to assess the safety, clinical impact and antiviral effects of galidesivir in patients with COVID-19. The trial (NCT03891420) is being funded by NIAID/HHS, part of the National Institutes of Health. In the COVID-19 patients, efficacy measures include qualitative and quantitative changes from baseline, time to clinical improvement, time to hospital discharge, time to undetectable levels (as measured by polymerase chain reaction (“PCR”) in respiratory specimens) of SARS-CoV-2, the virus that causes COVID-19, and all-cause mortality. The trial is being conducted in Brazil under a U.S. investigational new drug application, and the protocol also has been approved by the Agência Nacional de Vigilância Sanitária and the Brazilian National Ethics Committee. Part 1 of the clinical trial of galidesivir in COVID-19 patients in Brazil has completed enrollment, and we expect to report results in the fourth quarter. The primary endpoint of part 1 is safety. Data is also being collected on secondary endpoints, including clinical outcomes and virology. Based on recent conversations with NIAID/HHS, the major funding partner for the program, we understand that data from part 1 is a gating item for the program and some evidence of clinical and/or virologic activity is important for the program to advance.

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

On August 31, 2020, we announced that NIAID/HHS awarded us a new $43.9 million contract for the manufacture and evaluation of the safety, efficacy and tolerability of galidesivir and that it also added $2.9 million to its existing contract with us to support the development of galidesivir. The additional funds under these performance-based contracts support the completion of parts 1 and 2 of an ongoing clinical trial of galidesivir in Brazil, conducting a phase 2 clinical trial of galidesivir in non-hospitalized COVID-19 patients at high risk for developing severe disease and complications of COVID-19, conducting a clinical pharmacology trial of galidesivir to determine appropriate dosing in patients with renal impairment, and increasing the supply of galidesivir. These contracts are cost-plus-fixed-fee contracts, and as is customary for government contracts of this nature, the government has the right to terminate these contracts at any time for breach or without cause.

Fibrodysplasia Ossificans Progressiva (“FOP”)

The goal of the ALK2 inhibitor project program at BioCryst is to discover and develop orally administered kinase inhibitor drug candidates that are able to slow or prevent the progressive formation of bone in soft tissues, also known as heterotopic ossification (“HO”). Our lead compound, BCX9250, reduced HO in an experimental model of ALK2-driven HO in laboratory rats, with up to 89 percent reduction in volume of HO compared to controls. On November 1, 2019, we announced that we had begun a Phase 1 clinical trial with oral BCX9250 for the treatment of FOP. The Phase 1 trial will evaluate single and multiple ascending doses of oral BCX9250 in healthy volunteers. We expect to report the results from the trial by the end of 2020.

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

On September 3, 2020, we announced that the U.S. Department of Health and Human Services (“HHS”) has exercised its option to purchase an additional 10,000 doses of our antiviral influenza therapy, RAPIVAB (peramivir injection), for $6.9 million. The order is part of a $34.7 million contract the Centers for Disease Control and Prevention awarded in 2018 for the procurement of up to 50,000 doses of RAPIVAB over a five-year period for the Strategic National Stockpile.

Results of Operations (three months ended September 30, 2020 compared to the three months ended September 30, 2019)

For the three months ended September 30, 2020, total revenues were $6.1 million as compared to $1.8 million for the three months ended September 30, 2019. The increase was primarily due to an increase in collaboration revenue under U.S. government development contracts. Revenues in the third quarter of 2020 included $0.3 million of peramivir product revenue from inventory sales to Shionogi and Green Cross, $0.5 million of royalty revenue from Shionogi, Green Cross and SUL associated with sales of peramivir in Japan, Taiwan, and Australia, $0.3 million of deferred revenue amortization related to the Torii Agreement and $3.1 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir. Revenues in the third quarter of 2019 included $0.3 million of peramivir product revenue from inventory sales to Shionogi, $0.5 million of royalty revenue from Shionogi, Green Cross and SUL associated with sales of peramivir in Japan, Taiwan, and Australia, and $0.9 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir.

Research and development (“R&D”) expenses increased to $30.2 million for the third quarter of 2020 from $25.1 million for the third quarter of 2019. During the third quarter of 2020, R&D spending increased on our complement-mediated diseases and galidesivir programs, which was offset by a reduction in spend on the ORLADEYO program as we approach commercial launch.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2020 were $17.2 million compared to $11.7 million in the third quarter of 2019. The increase was primarily due to increased spending on commercial activities and medical affairs to support the U.S. commercial launch of ORLADEYO in 2020.

Interest and other income and expense was $(0.3) million in the third quarter of 2020, compared to $0.4 million in the third quarter of 2019. The decrease was primarily due to unrealized foreign currency losses.

Interest expense, which is primarily related to our non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011 and borrowings under our Second Amended and Restated Senior Credit Facility, was $2.9 million in the third quarter of 2020, compared to $3.0 million in the third quarter of 2019.

Results of Operations (nine months ended September 30, 2020 compared to the nine months ended September 30, 2019)

For the nine months ended September 30, 2020, total revenues were $13.8 million as compared to $9.1 million for the nine months ended September 30, 2019. The increase was primarily due to increased revenue from galidesivir development under U.S. government contracts and amortization of deferred revenue from the Torii Agreement, partially offset by reduced peramivir product sales by our commercial partner in Korea, Green Cross, and lower royalty revenues. Revenues in the first nine months of 2020 included $2.7 million of peramivir product revenue from inventory sales to our commercial partners, $3.5 million of royalty revenue from Shionogi, Green Cross and SUL associated with sales of peramivir in Japan, Taiwan, Korea and the United States, $1.6 million of deferred revenue amortization related to the Torii Agreement and $7.2 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir. Revenues in the first nine months of 2019 included $2.0 million of peramivir product revenue from inventory sales to our commercial partners, $3.5 million of royalty revenue from Shionogi, Green Cross and SUL associated with sales of peramivir in Japan, Taiwan, Korea and the United States, and $3.6 million of reimbursement of collaborative expenses from NIAID/HHS and BARDA/HHS related to the development of galidesivir.

R&D expenses increased to $87.6 million for the first nine months of 2020 from $80.3 million for the first nine months of 2019. The increase in 2020 R&D expenses, as compared to 2019, was primarily due to increased spending on our complement-mediated diseases and galidesivir programs, offset by a reduction in spend on the ORLADEYO program as we approach commercial launch.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
R&D expenses by program:
BCX7353	$9,947	$11,094	$36,337	$43,501
BCX9930	11,862	9,134	27,305	19,964
Galidesivir	3,035	836	7,395	3,383
BCX9250	231	1,089	2,622	4,611
Peramivir	296	527	1,433	1,731
Other research, preclinical and development costs	4,874	2,440	12,518	7,104
Total R&D expenses	$30,245	$25,120	$87,610	$80,294

SG&A expenses for the first nine months of 2020 were $46.9 million compared to $26.6 million in the first nine months of 2019. The increase was primarily due to increased spending on commercial activities and medical affairs to support the U.S. commercial launch of ORLADEYO in 2020 and contingent legal costs associated with our arbitration proceedings.

Interest and other income was $9.0 million in the first nine months of 2020, compared to $1.5 million in the first nine months of 2019. The increase was primarily due to recognition of income related to our arbitration proceedings.

Interest expense, which is primarily related to our non-recourse notes issued in conjunction with the non-dilutive RAPIACTA royalty monetization transaction in March 2011 and borrowings under our Second Amended and Restated Senior Credit Facility, was $8.9 million in the first nine months of 2020, compared to $8.8 million in the first nine months of 2019.

A mark-to-market loss of $0.6 million was recognized in the first nine months of 2020 related to our foreign currency hedge, compared to a mark-to-market loss of $0.5 million in the same period in the prior year, both resulting from changes in the U.S. dollar/Japanese yen exchange rate in the related time periods. In addition, we realized currency exchange gains of $0.7 million and $0.9 million in the first nine months of 2020 and 2019, respectively, associated with the exercise of a U.S. dollar/Japanese yen currency option under our foreign currency hedge.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since our inception, and we expect our 2020 operating expenses to exceed our 2020 revenues. Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; and to a lesser extent, the PhaRMA Notes financing and the Senior Credit Facility, the Amended and Restated Credit Facility, and the Second Amended and Restated Credit Facility. To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS galidesivir development contract totaling $45.9 million, which is ongoing, a second NIAID/HHS galidesivir development contract totaling $43.9 million, which is ongoing, and a BARDA/HHS galidesivir development contract totaling $39.1 million, which is also ongoing. The total amount of NIAID/HHS and BARDA/HHS galidesivir funding obligated under awarded options is $52.2 million and $20.6 million, respectively. We may issue securities through private placement transactions or registered public offerings pursuant to a registration statement filed with the SEC. On June 1, 2020, we issued 22,044,447 shares of common stock to the public at a purchase price of $4.50 per share and pre-funded warrants to purchase 3,511,111 shares of common stock at a purchase of $4.49 per pre-funded warrant, for total net proceeds to us of $107.7 million after deducting underwriting discounts and commissions and other offering expenses payable by us.  The pre-funded warrants are immediately exercisable and have an exercise price of $0.01 per share, which is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, or similar events affecting our common stock and also upon any distributions of assets to our stockholders. In addition to the above, we have previously received funding from other sources, including other collaborative and other research and development agreements; government grants; equipment lease financing; facility leases; research grants; and interest income on our investments.

As of September 30, 2020, we had net working capital of $50.7 million, a decrease of approximately $21.3 million from $72.0 million at December 31, 2019. The decrease in working capital was principally due to our normal operating expenses associated with the development of our product candidates, partially offset by the June 2020 public offering of our common stock and pre-funded warrants to purchase our common stock. Our principal sources of liquidity at September 30, 2020 were approximately $96.5 million in cash and cash equivalents and approximately $49.8 million in investments considered available-for-sale. We anticipate our cash and investments will fund our planned operations through the second quarter of 2021.

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

As our programs continue to advance, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements and additional personnel resources and testing required for the continuing development of our product candidates will consume significant capital resources and will increase our expenses. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our product candidates, the amount and timing of funding we receive from existing U.S. Government contracts for galidesivir, the amount of funding or assistance, if any, we receive from new U.S. Government contracts or other new partnerships with third parties for the development and/or commercialization of our product candidates, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates, commercialization of our products, and the overall progression of our other programs. The impact of the ongoing COVID-19 pandemic on one or more of the foregoing factors could negatively affect our expenses, revenues and cash utilization rate.

With the funds available at September 30, 2020, we believe our financial resources will be sufficient to fund our planned operations through the second quarter of 2021. We have sustained operating losses for the majority of our corporate history and expect that our 2020 expenses will exceed our 2020 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Accordingly, our planned operations raise doubt about our ability to continue as a going concern throughout 2021. Our liquidity needs will be largely determined by the success of operations in regard to the progression of our product candidates in the future. We also may consider other plans to fund operations through 2021 including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our product candidates, the timing, scope and magnitude of our commercial expenses and key development and regulatory events and our decisions in the future.

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

We expect that we will be required to raise additional capital to complete the development and commercialization of our current product candidates, and we may seek to raise capital in the future. Additional funding, whether through equity or debt financings, royalty or other monetization transactions, collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and existing government contracts specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates as well as the rate of reimbursement by U.S. Government agencies of our galidesivir expenses and any future decisions regarding the future of the RAPIVAB and galidesivir programs, including those relating to stockpiling procurement. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; the timing, scope and magnitude of commercial spending, and the level of required administrative support for our daily operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

The Currency Hedge Agreement does not qualify for hedge accounting treatment and therefore mark to market adjustments will be recognized in our Consolidated Statements of Comprehensive Loss. Mark to market adjustments are determined by quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing the Level 2 in the fair value hierarchy as defined by generally accepted accounting principles (“U.S. GAAP”). We are also required to post collateral in connection with the mark to market adjustments based on defined thresholds. As of September 30, 2020, no collateral was posted under the agreement.

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

●	the preclinical development, clinical development, commercialization, or post-marketing studies of our product candidates and products, including ORLADEYO, BCX9930, BCX9250, peramivir, galidesivir, and early stage discovery programs;

●	the potential funding from our contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir;

●

the potential for government stockpiling orders of peramivir and galidesivir, additional regulatory approvals of peramivir, or milestones, royalties or profit from sales of peramivir by us or our partners;

●	the potential use of peramivir as a treatment for H1N1, H5N1, and H7N9 or other strains of influenza;

●	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

●	our ability to establish and maintain collaborations or out-license rights to our product candidates;

●	the outcome, cost and timing of any resolution of disputes and legal proceedings, including but not limited to the dispute with our partner SUL;

●	plans, programs, progress and potential success of our collaborations, including Mundipharma for mundesine, Torii for ORLADEYO in Japan and Shionogi and Green Cross for peramivir in their territories;

●	our and MDCP’s ability to satisfy obligations under our Second Amended and Restated Senior Credit Facility;

●	Royalty Sub’s ability to service its payment obligations in respect of the PhaRMA Notes;

●	the Currency Hedge Agreement entered into by us in connection with the issuance by Royalty Sub of the PhaRMA Notes;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	our ability to operate our business without infringing the intellectual property rights of others;

●	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;

●	our ability to continue as a going concern;

●	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, and approvals;

●	the timing or likelihood of entering into a U.S. government stockpile order and our ability to execute any such order;

●	our plans and ability to raise additional capital to fund our operations or repay our recourse debt obligations;

●	our ability to comply with the covenants as set forth in the agreements governing our debt obligations;

●	our financial performance;

●	the timing and success of our anticipated commercialization of ORLADEYO in the U.S. and elsewhere; and

●	competitive companies, technologies and our industry.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our fixed-interest rate PhaRMA Notes and our variable-interest rate Second Amended and Restated Senior Credit Facility. The interest rate applicable to our borrowings under the PhaRMA Notes is fixed at 14.0%, and the Second Amended and Restated Senior Credit Facility bears a floating interest rate based on LIBOR. Increases in interest rates could therefore increase the associated interest payments that we are required to make on the Second Amended and Restated Senior Credit Facility. As of September 30, 2020, our Second Amended and Restated Senior Credit Facility had an interest rate of 8.5%.

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

Foreign Currency Risk

The majority of our transactions and the greatest magnitude of these transactions occur in U.S. dollars and we do not have significant operating subsidiaries or significant investments in foreign countries as of September 30, 2020. Therefore, we are not subject to significant foreign currency exchange risk in our normal operations.

Item 4.     Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

An investment in our stock involves risks. You should carefully read this entire report and consider the following uncertainties and risks, which may adversely affect our business, financial condition or results of operations, along with all of the other information included in our other filings with the SEC, before deciding to buy our common stock.

Risks Relating to Our Business

Risks Relating to COVID-19

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

In addition, our clinical trials may be affected by the COVID-19 pandemic. For example, the acceleration of COVID-19 has slowed startup of the inadequate C5 responder cohorts in our complement oral Factor D inhibitor program and, as a result, delayed the reporting of related data. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city, or state could adversely impact our clinical trial operations.

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

General Operating and Liquidity Risks

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

Risks Relating to Drug Development and Commercialization

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

Undesirable or inconclusive data in our pre-clinical studies and clinical trials or side effects in humans could result in the FDA or foreign regulatory authorities (including, e.g., the EMA, the Japanese Ministry of Health, Labor & Welfare (“MHLW”) or the MHRA) refusing to approve a product candidate for any targeted indications or imposing restrictions or warnings that could impact development or the ultimate commercial viability of a product candidate. In addition, the FDA or foreign regulatory authorities may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and such regulatory authorities may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA, or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks.

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

In order to continue future operations, progress our drug development programs, and commercialize our current product candidates, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may access the equity or debt markets, incur additional borrowings, or seek other sources of funding to meet liquidity needs at any time. Additional funding, whether through additional sales of securities, additional borrowings, royalty or other monetization transactions, collaborative arrangements with partners, including corporate partners such as Torii and governmental agencies such as BARDA/HHS or NIAID/HHS, or from other sources, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of our currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under our Second Amended and Restated Senior Credit Facility. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

Our ability to raise additional capital when needed or at all may be limited and may greatly depend upon the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs (including but not limited to formulation progress, long-term human safety studies, and carcinogenicity, drug-drug interaction, toxicity, or other required studies) for ORLADEYO, BCX9250 for the treatment of FOP, BCX9930 for diseases of the complement system, our broad-spectrum antiviral program, including galidesivir, and other rare disease product candidates, as well as any post-approval studies for RAPIVAB. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of COVID-19, may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government) which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of COVID-19. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development of our product candidates.

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

The process of preparing for and obtaining regulatory approval in any jurisdiction may be lengthy and expensive, and approval is never certain. Because of the risks and uncertainties inherent to the development process, including risks and uncertainties related to the impact of COVID-19, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. As discussed under “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—Our success depends upon our ability to advance our products through the various stages of development, especially through the clinical trial process, and to receive regulatory approval for the commercial sale of our products,” we or our partners may experience any number of unfavorable outcomes during or as a result of pre-clinical studies and clinical trials that could delay or prevent regulatory approval of our product candidates, or negatively impact our management’s credibility, our value and our operating results.

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

Because we focus on developing drugs as treatments for rare diseases, we may seek orphan drug, breakthrough therapy or fast track designations for our product candidates in the United States or the equivalent designations elsewhere in the world. Often, regulatory authorities have broad discretion in determining whether or not to grant such designations. We cannot guarantee that our product candidates will receive orphan drug status from the FDA or equivalent designations from other regulatory authorities. We also cannot guarantee that we will receive breakthrough therapy, fast track, or equivalent designations, which provide certain potential benefits such as more frequent meetings with the applicable regulatory authorities to discuss development plans, intensive guidance on efficient drug development programs, and potential eligibility for rolling review or priority review. Even if we are successful in obtaining any such designations for our product candidates, such designations may not lead to faster development or regulatory review or approval and do not increase the likelihood that our product candidates will receive marketing approval. For instance, although BCX9930 for PNH and ORLADEYO for HAE prophylaxis have received Fast Track and Orphan Drug designations from the FDA, and ORLADEYO has also received Sakigake designation from the PMDA and Promising Innovative Medicine designation from the MHRA, as well as orphan drug status from the EMA and the MHLW, we may not experience a faster development, review or approval process compared to the conventional process in the relevant jurisdictions. We may not be able to obtain or maintain these designations for ORLADEYO, BCX9930 or other product candidates that receive them, and our competitors may obtain these designations for their product candidates, which could impact our ability to develop and commercialize our product candidates or compete with such competitors, which may adversely impact our business, financial condition or results of operations.

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

There can be no assurance that our commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain.

There can be no assurance that our commercialization efforts, methods and strategies will succeed. Although we have expanded and added experienced professionals to our internal commercial team, as a company we do not have a great deal of experience in commercializing our product candidates or technologies. In addition, we may be unable to establish or sufficiently increase our sales, marketing and distribution capabilities for products we currently, or plan to, commercialize. Our ability to receive revenue from products we or our partners commercialize is subject to several risks, including:

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

●	we may fail to employ a comprehensive and effective intellectual property strategy, which could result in decreased commercial value of our Company and our products;

●	we may fail to employ a comprehensive and effective regulatory strategy, which could result in a delay or failure in commercialization of our products;

●	our ability to successfully commercialize our products is affected by the competitive landscape, which cannot be fully known at this time;

●	revenue from product sales would depend on our ability to obtain and maintain favorable pricing;

●	reimbursement is constantly changing, which could greatly affect usage of our products;

●	future revenue from product sales would depend on our ability to successfully complete clinical studies, obtain regulatory approvals, and manufacture, market, distribute and commercialize our approved drugs; and

●	the impact of the COVID-19 pandemic on us or our partners.

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

We depend on third-party vendors, including third-party manufacturers and distributors, to manufacture and distribute our products, product candidates and the materials for our product candidates. Often, especially early in the development and commercialization process, we have only one or limited sources for a particular product or service, such as manufacturing and/or distribution. If we cannot rely on existing third-party vendors, we will be required to incur significant costs and potential delays in finding new third-party vendors, which could adversely impact the development and commercialization timeframes for our products and product candidates.

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

Risks Relating to Competing in Our Industry

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

We are performing research on or developing products for the treatment of several rare diseases, including HAE, diseases of the complement system, and FOP, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for any of the pharmaceutical products we are developing and plan to develop. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. There are licensed therapies for HAE (including Berinert®, Haegarda®, Cinryze®, Kalbitor®, Takhzyro®, Firazyr® (icatibant), generic icatibant, and Ruconest®), therapies for certain complement-mediated diseases such as PNH, aHUS, myasthenia gravis, and neuromyelitis optica spectrum disorder (Soliris® and UltomirisTM), products for the prevention or treatment of influenza (seasonal flu vaccines, Tamiflu® (oseltamivir), generic oseltamivir, Relenza®, and Inavir®, favipiravir, and Xofluza™), remdesivir as a potential treatment for COVID-19 and a number of additional products in clinical development in these therapeutic areas and for the treatment of FOP. In addition, various government entities throughout the world may offer incentives, grants and contracts to encourage additional investment into preventative and therapeutic agents against viruses such as influenza, coronavirus, Ebola, and others, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. See “Item 1. Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.

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

Legal and Regulatory Risks

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

Advertising and promotion are subject to stringent FDA rules and oversight, and as an NDA-holder, we may be held responsible for any advertising and promotion that is not in compliance with the rules and regulations. In particular, the claims in all promotional materials and activities must be consistent with the FDA approvals for approved products and must be appropriately substantiated and fairly balanced with information on the safety risks and limitations of the products. We are also required to engage in appropriate truthful, non-misleading, and non-promotional scientific exchange concerning our products, and applicable regulatory authorities, competitors, and other third parties may take the position that we are not in compliance with such regulations. In addition to medical education efforts, we may offer patient support services to assist patients receiving treatment with our commercially approved products which have increasingly become the focus of government investigation.

Adverse event information concerning approved products must be reviewed, and as an NDA-holder, we are required to make expedited and periodic adverse event reports to the FDA and other regulatory authorities. In addition, the research, manufacturing, distribution, sale and promotion of products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, state and local governments, and foreign equivalents of the foregoing. All of these activities are also potentially subject to healthcare false claims and fraud and abuse laws, as well as consumer protection and unfair competition laws.

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

Adequate coverage and reimbursement in the U.S. and other markets is critical to the commercial success of RAPIVAB or any other product that we might bring to market, including ORLADEYO. Recently in the U.S. there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. Third-party payors are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many third-party payors negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the third-party payor’s patient population. The process for obtaining coverage can be lengthy and costly, and we expect that it could take several months before a particular payor initially reviews our product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of RAPIVAB or any other product we might bring to market, including ORLADEYO. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, or at all which may have a material adverse effect on our business, financial condition and results of operations.

We are subject to data security and privacy risks, and our actual or perceived failure to comply with regulations and other legal obligations related to privacy and data protection could harm our business.

We are subject to legal obligations related to privacy and data protection.  Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use, and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. For example, we are subject to the California Consumer Privacy Act, which gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. We are also subject to the General Data Protection Regulation in the EU.  See “Risk Factors—Risks Relating to Our Business—Risks Relating to International Operations—Our actual or perceived failure to comply with European governmental regulations and other legal obligations related to privacy, data protection and information security could harm our business” for additional discussion of international privacy laws and regulations. Failure to comply with these laws and regulations could result in government enforcement actions, private litigation, or harm to our reputation and our business.

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

Intellectual Property Risks

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

Product Liability Risks

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

Risks Relating to Our Contractual Arrangements

We face risks related to our government-funded programs; if BARDA/HHS or NIAID/HHS were to eliminate, reduce or delay funding from our contracts, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows.

We have completed work under a contract with BARDA/HHS for the development of RAPIVAB and have entered into contracts with BARDA/HHS and NIAID/HHS for the development of galidesivir as a treatment for diseases caused by RNA pathogens, including COVID-19, Marburg virus disease, Yellow Fever and Ebola virus disease. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or, if we are found to be in violation, could result in contract termination. If the U.S. Government terminates any of its contracts with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, significant negative impact on our cash flows and operations could result.

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

We have entered into a contract with the CDC for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period. In addition, we are conducting a randomized, double-blind, placebo-controlled clinical trial to assess the safety, clinical impact and antiviral effects of galidesivir in patients with COVID-19. The trial is being funded by NIAID/HHS. We have ongoing studies with NIAID/HHS and academic collaborators to assess the activity of galidesivir against SARS-CoV-2, the virus that causes COVID-19, in both in vitro and animal models. We are also working with NIAID/HHS to increase manufacturing yield and expand the current supply of the drug. There can be no assurance that we or our manufacturers will be able to fully meet the demand for such antivirals with respect to these or future arrangements. Further, we may not receive a favorable purchase price for future orders of our antivirals by governmental entities. Our competitors may develop products that could compete with or replace any antivirals selected for government sale or use. We may face competition in markets where we have no existing intellectual property protection or are unable to successfully enforce our intellectual property rights.

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

In March 2011, our wholly-owned subsidiary, Royalty Sub, issued $30.0 million in aggregate principal amount of PhaRMA Notes. The PhaRMA Notes are secured principally by (i) certain royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from us the rights to market peramivir in Japan and Taiwan, (ii) rights to certain payments under a Japanese yen/U.S. dollar Currency Hedge Agreement put into place by us in connection with the issuance of the PhaRMA Notes and (iii) the pledge by us of our equity interest in Royalty Sub. Payments from Shionogi to us on non-governmental sales under the Shionogi Agreement will generally not be available to us for other purposes unless and until Royalty Sub has repaid in full its obligations under the PhaRMA Notes. Accordingly, these funds have been and will continue to be required to be dedicated to Royalty Sub’s debt service and not available to us for product development or other purposes. Since September 1, 2014, payments from Shionogi have been insufficient for Royalty Sub to service its obligations under the PhaRMA Notes, resulting in a continuing event of default with respect to the PhaRMA Notes since that time. As a result of the continuing event of default, the holders of the PhaRMA Notes may be able to pursue acceleration of the PhaRMA Notes and foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs and we might otherwise be adversely affected.

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

Risks Relating to International Operations

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

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in significant fines of up to 4% of global revenues, or €20.0 million, whichever is greater, and in addition to such fines, our failure to comply with the requirements of GDPR may subject us to litigation and/or adverse publicity, which could have material adverse effects on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place additional mechanisms to ensure compliance with the new data protection rules. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, will require the appointment of a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, introduces mandatory data breach notification throughout the EU, imposes additional obligations on us when we are contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit.

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

Risks Relating to Technology

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2020, the 52-week range of the market price of our stock was from $1.38 to $6.29 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of October 31, 2020, there were 176,565,622 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of October 31, 2020, there were 18,362,390 stock options outstanding and 11,433,039 shares available for issuance under our Amended and Restated Stock Incentive Plan, 3,671,668 stock options outstanding and 728,332 shares available for issuance under our Inducement Equity Incentive Plan and 2,872,764 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

General Risk Factors

Natural disasters, epidemic or pandemic disease outbreaks, trade wars, political unrest or other events could disrupt our business or operations or those of our development partners, manufacturers, regulators or other third parties with whom we conduct business now or in the future.

A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the ongoing COVID-19 pandemic), trade wars, political unrest or other events could disrupt our business or operations or those of our development partners (such as Torii), manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. If our operations or those of third parties with whom we have business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business. See “Risk Factors—Risks Relating to Our Business—Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by the effects of the recent COVID-19 pandemic on us or on third parties with whom we conduct business, including without limitation our development partners, manufacturers, CROs, and others, as well as on the regulatory and government agencies with whom we work.”

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

Item 6.     Exhibits

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.
3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.
3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.
3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.
3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.
3.6	Certificate of Elimination of the Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 13, 2020.
3.7	Certificate of Amendment to the Third Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 13, 2020.
3.8	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.
3.9	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.
10.1	BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated July 17, 2020). Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (File No. 333-245024) filed August 12, 2020.
(10.2)	Amendment #23 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 21, 2020.
(10.3)	Amendment #23 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 14, 2020.
(10.4)*	Agreement, dated September 1, 2020, between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases.
(10.5)*	Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated October 14, 2020.
10.6

Amendment, dated August 31, 2020, to the Contract dated September 1, 2018 between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 3, 2020.

(10.7)*

Third Amendment to Second Amended and Restated Credit and Security Agreement dated as of September 28, 2020, by and among Midcap Financial Trust, as administrative agent, the Lenders on the Credit Facility Schedule attached thereto and otherwise party thereto from time to time, BioCryst Pharmaceuticals, Inc., and MDCP, LLC.

(10.8)

Amendment #13 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness Response, dated September 29, 2020.

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
(101)

Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and nine months ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File – The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL (contained in Exhibit 101).
( )	Filed or furnished herewith.
*	Certain identified information has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of November, 2020.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony Doyle
Anthony Doyle
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Michael L. Jones
Michael L. Jones
Executive Director, Finance and Principal Accounting Officer
(Principal Accounting Officer)