Form 10-Q
period 2021-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2021-05-07
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of April 30, 2021 was 177,696,474.

BIOCRYST PHARMACEUTICALS, INC.

EX-10.1

EX-10.2

EX-31.1

EX-31.2

EX-32.1

EX-32.2

When used in this report, unless otherwise indicated, “we,” “our,” “us,” the “Company,” and “BioCryst” refer to BioCryst Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report, as well as any amendments we make to those sections in filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements include, but are not limited to, statements about:

●

the preclinical development, clinical development, commercialization, or post-marketing studies of our products and product candidates, including ORLADEYO™ (berotralstat), BCX9930, BCX9250, peramivir, galidesivir, and early-stage discovery programs;

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

●

plans, programs, progress and potential success of our collaborations, including with Torii Pharmaceutical Co., Ltd. (“Torii”) for ORLADEYO in Japan, Shionogi & Co., Ltd. (“Shionogi”) and Green Cross Corporation (“Green Cross”) for peramivir in their territories, and Mundipharma International Corporation Limited (“Mundipharma”) for mundesine;

●	our and our subsidiary guarantors’ ability to satisfy obligations under our Credit Agreement and to comply with the covenants as set forth in the agreements governing our debt obligations;

●

the ability of our subsidiary, JPR Royalty Sub LLC (“Royalty Sub”), to satisfy its obligations in respect of the PhaRMA Notes (as defined in “Note 2⸻Royalty Monetizations⸻RAPIACTA Royalty Monetization” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report);

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

i

We have based any forward-looking statements on our current expectations about future events or performance. While we believe these expectations are reasonable, forward-looking statements are inherently subject to known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from those suggested or implied by these forward-looking statements for various reasons, including those discussed in this report under the heading “Risk Factors” in Part II, Item 1A, some of which are summarized in the “Risk Factor Summary” below. Any forward-looking statement is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these risks and uncertainties, you are cautioned not to place undue reliance on our forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements to reflect future events or developments, except as may be required by U.S. federal securities laws.

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

●

The ongoing novel coronavirus (“COVID-19”) pandemic could create challenges in all aspects of our business, including, without limitation, delays, stoppages, difficulties, and increased expenses with respect to our and our partners’ development, regulatory processes, and supply chains, negatively impact our ability to access the capital or credit markets to finance our operations, or have the effect of heightening many of the risks described below or in the “Risk Factors” section in Part II, Item 1A of this report.

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

ii

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

●

We face an inherent risk of liability in the event that the use or misuse of our products or product candidates results in personal injury or death, and our product liability insurance coverage may be insufficient.

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

●

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interests of other stockholders.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2021 and December 31, 2020

(In thousands, except per share data)

	2021	2020
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$226,902	$272,127
Restricted cash	4,008	2,221
Investments	13,454	28,239
Trade receivables	18,386	8,646
Inventories	5,113	7,039
Prepaid expenses and other current assets	5,908	5,528
Total current assets	273,771	323,800
Property and equipment, net	7,035	7,113
Other assets	3,625	3,802
Total assets	$284,431	$334,715

Liabilities and Stockholders’ Equity
Accounts payable	$13,529	$18,713
Accrued expenses	32,719	33,942
Interest payable	23,547	21,670
Deferred collaboration revenue	405	150
Lease financing obligation	1,001	1,179
Non-recourse notes payable	30,000	30,000
Total current liabilities	101,201	105,654
Lease financing obligation	3,883	3,871
Royalty financing obligation	131,296	124,717
Secured term loan	123,039	119,735
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized - 5,000; no shares issued and outstanding	-	-
Common stock, $0.01 par value: shares authorized - 450,000; shares issued and outstanding – 177,670 in 2021 and 176,883 in 2020	1,777	1,769
Additional paid-in capital	1,010,779	1,002,408
Accumulated other comprehensive income	182	3
Accumulated deficit	(1,087,726)	(1,023,442)
Total stockholders’ equity	(74,988)	(19,262)
Total liabilities and stockholders’ equity	$284,431	$334,715

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2021 and 2020

(In thousands, except per share data-Unaudited)

	Three Months
	2021	2020
Revenues
Product sales, net	$17,871	$218
Royalty revenue	(897)	1,945
Collaborative and other research and development	2,085	2,660
Total revenues	19,059	4,823
Expenses
Cost of product sales	5,923	—
Research and development	42,435	29,867
Selling, general and administrative	22,114	15,865
Royalty	(36)	69
Total operating expenses	70,436	45,801
Loss from operations	(51,377)	(40,978)
Interest and other income	26	6,446
Interest expense	(12,904)	(3,047)
Loss on foreign currency	(29)	(20)
Net loss	$(64,284)	$(37,599)
Foreign currency translation adjustment	178	—
Unrealized gain (loss) on available for sale investments	1	(25)
Comprehensive loss	$(64,105)	$(37,624)

Basic and diluted net loss per common share	$(0.36)	$(0.24)

Weighted average shares outstanding	177,343	154,156

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2021 and 2020

(In thousands-Unaudited)

	Three Months
	2021	2020
Operating activities
Net loss	$(64,284)	$(37,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178	218
Stock-based compensation expense	5,479	2,754
Non-cash interest expense on royalty financing obligation	7,536	-
Non-cash paid in-kind interest on secured term loan	3,549	-
Amortization of debt issuance costs	(58)	341
Amortization of premium/discount on investments	14	4
Change in fair value of foreign currency derivative	-	20
Changes in operating assets and liabilities:
Receivables	(261)	16,504
Inventory	1,927	-
Prepaid expenses and other assets	(9,850)	(847)
Accounts payable, accrued expenses and other liabilities	(7,373)	(5,100)
Interest payable	1,877	1,477
Deferred revenue	255	(1,053)
Net cash used in operating activities	(61,011)	(23,281)

Investing activities
Acquisitions of property and equipment	(99)	(116)
Sales and maturities of investments	14,771	10,840
Realized gain on investments	1	-
Net cash provided by investing activities	14,673	10,724

Financing activities
Net proceeds from common stock issued under stock-based compensation plans	2,900	266
Net cash provided by financing activities	2,900	266

Decrease in cash, cash equivalents and restricted cash	(43,438)	(12,291)
Cash, cash equivalents and restricted cash at beginning of period	274,348	115,723

Cash, cash equivalents and restricted cash at end of period	$230,910	$103,432

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three Months Ended March 31, 2021 and 2020

(In thousands, except per share amounts-Unaudited)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2020	$1,769	$1,002,408	$3	$(1,023,442)	$(19,262)
Net loss	—	—	—	(64,284)	(64,284)
Other comprehensive income	—	—	179	—	179
Employee stock purchase plan sales, 193 shares, net	2	721	—	—	723
Exercise of stock options, 593 shares, net	6	2,171	—	—	2,177
Stock-based compensation expense	—	5,479	—	—	5,479
Balance at March 31, 2021	$1,777	$1,010,779	$182	$(1,087,726)	$(74,988)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2019	$1,541	$877,300	$39	$(840,628)	$38,252
Net loss	—	—	—	(37,599)	(37,599)
Other comprehensive loss	—	—	(25)	—	(25)
Employee stock purchase plan sales, 110 shares, net	1	265	—	—	266
Stock-based compensation expense	—	2,754	—	—	2,754
Balance at March 31, 2020	$1,542	$880,319	$14	$(878,227)	$3,648

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

Based on the Company’s expectations for revenue, operating expenses, and its option to access an additional $75 million from its existing credit facility, the Company believes its financial resources available at March 31, 2021 will be sufficient to fund its operations into 2023. The Company has sustained operating losses for the majority of its corporate history and expects that its 2021 expenses will exceed its 2021 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company also may consider other plans to fund future operations, including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates, timing, scope and magnitude of its commercial expenses and key development and regulatory events and its decisions in the future.

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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2020 and the notes thereto included in the Company’s 2020 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company generally considers cash equivalents to be all cash held in commercial checking accounts, certificates of deposit, money market accounts or investments in debt instruments with maturities of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Restricted Cash

Restricted cash as of March 31, 2021 and December 31, 2020 reflects $2,587 and $796, respectively, in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 2) and $1,421 and $1,425, respectively, the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At March 31, 2021, the Company believes that the cost of its investments is recoverable in all material respects.

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

	March 31, 2021
			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value
Obligations of U.S. Government and its agencies	$10,675	$6	$3	$-	$10,684
Certificates of deposit	2,758	11	1	-	2,770
Total investments	$13,433	$17	$4	$-	$13,454

	December 31, 2020
			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value
Obligations of U.S. Government and its agencies	$24,986	$14	$3	$(3)	$25,000
Certificates of deposit	3,225	11	3	-	3,239
Total investments	$28,211	$25	$6	$(3)	$28,239

The Company’s investments at March 31, 2021 and December 31, 2020 have maturities of one year or less.

Trade Receivables

Product Sales

Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO™ and RAPIVAB®. At March 31, 2021 and December 31, 2020, receivables related to sales of ORLADEYO were $9,882 and $149, respectively. At March 31, 2021 and December 31, 2020, receivables related to sales of RAPIVAB were $0 and $254, respectively. Receivables from product sales are evaluated to determine if any reserve or allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions and the Company’s own historical collection experience. No reserve or allowance amounts were recorded as of March 31, 2021 and December 31, 2020, respectively.

Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi, Green Cross Corporation (“Green Cross”), and Mundipharma International Holdings Limited (“Mundipharma”). These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date based on historical collection experience or specific circumstances, and no amounts were recorded at March 31, 2021 and December 31, 2020.

At March 31, 2021 and December 31, 2020, the Company had the following receivables.

	March 31, 2021
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$3,966	$3,514	$7,480
Shionogi & Co. Ltd.	(190)	4	(186)
Green Cross Corporation	1,157	21	1,178
Mundipharma International Holdings Limited	32	-	32
Total receivables	$4,965	$3,539	$8,504

	December 31, 2020
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$-	$5,402	$5,402
Shionogi & Co. Ltd.	2,037	4	2,041
Green Cross Corporation	740	21	761
Mundipharma International Holdings Limited	39	-	39
Total receivables	$2,816	$5,427	$8,243

Monthly invoices are submitted to the U.S. Department of Health and Human Services related to reimbursable research and development costs. The Company is also entitled to monthly reimbursement of indirect costs based on rates stipulated in the underlying contract. The Company’s calculations of its indirect cost rates are subject to audit by the U.S. Government.

Inventory

At March 31, 2021 and December 31, 2020, the Company’s inventory related to ORLADEYO and peramivir, which are being manufactured for the Company’s partners and, in the case of peramivir, the U.S. Government.  The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials, labor, manufacturing overhead and shipping and handling costs on a first-in, first-out (FIFO) basis. Raw materials and work-in-process include all inventory costs prior to packaging and labelling, including raw material, active product ingredient, and drug product. Finished goods include packaged and labelled products.

The Company’s inventories are subject to expiration dating. The Company regularly evaluates the carrying value of its inventories and provides valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, the Company may experience spoilage of its raw materials and supplies. The Company’s determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize significant judgment.

The Company’s inventories as of March 31, 2021 and December 31, 2020, consisted of the following:

	March 31,	December, 31
	2021	2020
Raw materials	$101	$206
Work-in-process	5,012	2,555
Finished goods	270	4,548
Total Inventory	$5,383	$7,309
Reserves	(270)	(270)
Total Inventory, net	$5,113	$7,039

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of March 31, 2021 and December 31, 2020, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive loss and recorded as interest and other income on the Consolidated Statements of Comprehensive Loss.  For the three months ended March 31, 2021, realized gains of $1 were reclassified out of accumulated other comprehensive loss. No reclassifications out of accumulated other comprehensive loss were recorded in the three months ended March 31, 2020.

Revenue Recognition

Pursuant to Accounting Standards Codification (“ASC”) Topic 606, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, Topic 606 includes provisions within a five step model that includes i) identifying the contract with a customer, ii) identifying the performance obligations in the contract, iii) determining the transaction price, iv) allocating the transaction price to the performance obligations, and v) recognizing revenue when, or as, an entity satisfies a performance obligation.

At contract inception, the Company identifies the goods or services promised within each contract, assesses whether each promised good or service is distinct and determines those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

The Company recorded the following revenues for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Product sales, net:
ORLADEYO	$10,938	$-
Peramivir	6,820	218
RAPIVAB	113	-
Total product sales, net	17,871	218
Royalty revenue	(897)	1,945
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	2,085	1,607
Torii Pharmaceutical Co., Ltd.	-	1,053
Total collaborative and other research and development revenues	2,085	2,660
Total revenues	$19,059	$4,823

Product Sales, Net

The Company’s principal sources of product sales are sales of ORLADEYO, which the Company began shipping to customers in December 2020, sales of peramivir to the Company’s licensing partners and sales of RAPIVAB to the U.S. Department of Health and Human Services under the Company’s procurement contract. The Company recognizes revenue for sales when the customer obtains control of the product, which generally occurs upon delivery. For ORLADEYO, the Company classifies payments to its customer for certain services provided by its customer as selling, general and administrative expenses to the extent such services provided are determined to be distinct from the sale of its product.

The Company sells ORLADEYO directly to patients through a single specialty pharmacy in the United States.  Net revenue from sales of ORLADEYO is recorded at net selling price (transaction price), which includes estimates of variable consideration for which reserves are established for (i) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (ii) estimated chargebacks, (iii) estimated costs of co-payment assistance programs and (iv) product returns. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable or as a current liability. Where appropriate, these estimates take into consideration a range of possible outcomes, which are probability-weighted for relevant factors, such as the Company’s current contractual and statutory requirements and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results in the future vary from estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Government and Managed Care Rebates. The Company contracts with government agencies and managed care organizations or, collectively, third-party payors, so that ORLADEYO will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company's contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payor mix, and (iv) product distribution information obtained from the Company's specialty pharmacy.

Chargebacks. Chargebacks are discounts that occur when certain contracted customers, pharmacy benefit managers, insurance companies, government programs and group purchasing organizations purchase directly from the Company’s specialty pharmacy. These customers purchase the Company’s product under contracts negotiated between them and the Company’s specialty pharmacy. The specialty pharmacy, in turn, charges back to the Company the difference between the price the specialty pharmacy paid and the negotiated price paid by the contracted customers, which may be higher or lower than the specialty pharmacy’s purchase price from the Company. The Company estimates chargebacks and adjusts gross product revenues and accounts receivable based on the estimates at the time revenues are recognized.

Co-payment assistance and patient assistance programs. Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Based upon the terms of the program and co-payment assistance utilization reports received from the specialty pharmacy, the Company is able to estimate the co-payment assistance amounts, which are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue.  The Company also offers a patient assistance program that provides free drug product, for a limited period of time, to allow a patient’s insurance coverage to be established.  Based on patient assistance program utilization reports provided by the specialty pharmacy, the Company records gross revenue of the product provided and a full reduction of the revenue amount for the free drug discount.

Product returns. The Company does not provide contractual return rights to its customer, except in instances where the product is damaged or defective. Non-acceptance by the patient of shipped drug product by the specialty pharmacy is reflected as a reversal of sales in the period in which the sales were originally recorded. Reserves for estimated non-acceptances by patients are recorded as a reduction of revenue in the period that the related revenue is recognized, as well as a reduction to accounts receivable.  Estimates of non-acceptance are based on quantitative information provided by the specialty pharmacy.

Collaborative and Other Research and Development Arrangements and Royalties

The Company has collaboration and license agreements with a number of third parties, as well as research and development agreements with certain government entities. The Company’s primary sources of revenue from these collaborative and other research and development arrangements are license, service and royalty revenues.

Revenue from license fees, royalty payments, milestone payments, and research and development fees are recognized as revenue when the earnings process is complete and the Company has no further continuing performance obligations or the Company has completed the performance obligations under the terms of the agreement.

Arrangements that involve the delivery of more than one performance obligation are initially evaluated as to whether the intellectual property licenses granted by the Company represent distinct performance obligations. If they are determined to be distinct, the value of the intellectual property licenses would be recognized up front while the research and development service fees would be recognized as the performance obligations are satisfied. For performance obligations based on services performed, the Company measures progress using an input method based on the effort it expends or costs it incurs toward the satisfaction of the performance obligation in relation to the total estimated effort or costs. Variable consideration is assessed at each reporting period as to whether it is not subject to significant future reversal and, therefore, should be included in the transaction price at the inception of the contract. If a contract includes a fixed or minimum amount of research and development support, this also would be included in the transaction price. Changes to collaborations, such as the extensions of the research term or increasing the number of targets or technology covered under an existing agreement, are assessed for whether they represent a modification or should be accounted for as a new contract. For contracts with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling price using either an adjusted market assessment approach or an expected cost plus margin approach, representing the amount that the Company believes the market is willing to pay for the product or service. Analyzing the arrangement to identify performance obligations requires the use of judgment, and each may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

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

Cost of Product Sales

Cost of product sales includes the cost of producing and distributing inventories that are related to product revenue during the respective period, including freight. In addition, shipping and handling costs for product shipments are recorded as incurred. Finally, cost of product sales may also include costs related to excess or obsolete inventory adjustment charges.

Advertising

Advertising and promotional costs are expensed in “Selling, general and administrative” as the costs are incurred. Advertising expenses related to ORLADEYO were $1,404 for the three months ended March 31, 2021. The Company did not incur advertising and product promotion expenses in the corresponding prior year period.

Research and Development Expenses

The Company’s research and development costs are charged to expense when incurred. Research and development expenses include all direct and indirect development costs related to the development of the Company’s portfolio of product candidates. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense when the related goods are delivered or the related services are performed. Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by CROs, materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. Most of the Company’s manufacturing and clinical and preclinical studies are performed by third-party CROs. Costs for studies performed by CROs are accrued by the Company over the service periods specified in the contracts, and estimates are adjusted, if required, based upon the Company’s ongoing review of the level of services actually performed.

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended March 31, 2021 and March 31, 2020 was $12,904 and $3,047, respectively, and primarily relates to the royalty financing obligation, the secured term loan borrowing from the Credit Agreement (Note 3), the PhaRMA Notes (Note 2) and the Senior Credit Facility (Note 4). Costs directly associated with the borrowings have been capitalized and are netted against the corresponding debt liabilities on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the corresponding borrowings using the effective interest rate method. Amortization of deferred financing costs and original issue discount included in interest expense was $(58) and $341 for each of the three months ended March 31, 2021 and March 31, 2020, respectively.

Interest Expense and Royalty Financing Obligation

The royalty financing obligation is eligible to be repaid based on royalties from net sales of ORLADEYO. Interest expense is accrued using the effective interest rate method over the estimated period the related liability will be paid. This requires the Company to estimate the total amount of future royalty payments to be generated from product sales over the life of the agreement. The Company imputes interest on the carrying value of the royalty financing obligation and records interest expense using an imputed effective interest rate. The Company will reassess the expected royalty payments each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs require that the Company make estimates that could impact the carrying value of the liability, as well as the period over which associated issuance costs will be amortized. A significant increase or decrease in forecasted net sales could materially impact the liability balance, interest expense and the time period for repayment.

Currency Hedge Agreement

In connection with the issuance by JPR Royalty Sub LLC of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The final tranche of the options under the Currency Hedge Agreement expired in November 2020. The Currency Hedge Agreement did not qualify for hedge accounting treatment; therefore mark-to-market adjustments were recognized in the Company’s Consolidated Statements of Comprehensive Loss. For the three months ended March 31, 2020, cumulative mark-to-market adjustments resulted in a loss of $20.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2021 and 2020 does not include 23,741 and 12,196, respectively, of such potential common shares, as their impact would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of stock options, the ORLADEYO royalty financing and the valuation allowance for deferred tax assets resulting from net operating losses. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Significant Customers and Other Risks

Significant Customers

The Company’s primary sources of revenue and cash flow are the sales of ORLADEYO to a specialty pharmacy, the reimbursement of galidesivir (formerly BCX4430) development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS and sales of RAPIVAB (peramivir injection) under our procurement contract with the Assistant Secretary for Preparedness and Response within the United States Department of Health and Human Services.

ORLADEYO is distributed through an arrangement with a single specialty pharmacy in the U.S. The specialty pharmacy subsequently sells ORLADEYO to its customers (pharmacy benefit managers, insurance companies, government programs and group purchasing organizations) and dispenses product to patients. The specialty pharmacy’s inability or unwillingness to continue these distribution activities could adversely impact the Company’s business, results of operations and financial condition.

The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its galidesivir program and stockpiling sales of RAPIVAB to HHS. Accordingly, reimbursement of these expenses represents a significant portion of the Company’s collaborative and other research and development revenues. Additionally, HHS is the primary customer for RABIVAB. The completion or termination of the NIAID/HHS and BARDA/HHS galidesivir contracts or the reduction or stoppage of purchases of RAPIVAB by HHS could adversely impact the Company’s business, results of operations and financial condition.

Further, the Company’s drug development activities are performed by a limited group of third-party vendors. If any of these vendors were unable to perform their services, this could significantly impact the Company’s ability to complete its drug development activities.

Risks from Third Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for active pharmaceutical ingredient and finished drug product manufacturing of product candidates in development and on single source distributors for distribution of approved drug products. Delays in the manufacture or distribution of any product could adversely impact the commercial revenue and future procurement stockpiling of the Company’s product candidates.

Credit Risk

Cash equivalents and investments are financial instruments that potentially subject the Company to concentration of risk to the extent recorded on the Consolidated Balance Sheets. The Company deposits excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits. The Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. To minimize the exposure due to adverse shifts in interest rates, the Company maintains a portfolio of investments with an average maturity of approximately 18 months or less.

The Company’s receivables from sales of ORLADEYO are due from one customer, resulting in a concentration of credit risk.  Sales of ORLADEYO from the Company to the specialty pharmacy only occur once an order of product has been received by the specialty pharmacy from one of its customers, which include pharmacy benefit managers, insurance companies, government programs and group purchasing organizations.

The majority of the Company’s receivables from collaborations are due from the U.S. Government, for which there is no assumed credit risk.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 (ASC Topic 740), Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies accounting for income taxes by removing certain exceptions to the general principles and clarifying existing guidance. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The adoption of this standard did not have a material impact to the Company’s financial position, results of operations or cash flows.

The Company has reviewed other new accounting pronouncements that were issued as of March 31, 2021 and does not believe that these pronouncements are either applicable to the Company, or that they will have a material impact on its financial position or results of operations.

Note 2—Royalty Monetizations

RAPIACTA Royalty Monetization

Overview

On March 9, 2011, the Company completed a $30,000 financing transaction to monetize certain future royalty and milestone payments under the Company’s agreement with Shionogi (the “Shionogi Agreement”), pursuant to which Shionogi licensed from the Company the rights to market RAPIACTA in Japan and Taiwan. The Company received net proceeds of $22,691 from the transaction after transaction costs of $4,309 and the establishment of a $3,000 interest reserve account by JPR Royalty Sub LLC, a wholly-owned subsidiary of the Company (“Royalty Sub”), available to help cover interest shortfalls in the future. All of the interest reserve account has been fully utilized with the September 2012 interest payment.

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

In September 2014, Royalty Sub was unable to pay the accrued interest obligation due September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding payment date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet and thereafter. The PhaRMA Notes had a final legal maturity date of December 1, 2020, at which time the outstanding principal amount of the PhaRMA Notes, together with accrued and unpaid interest, was due in full. As of March 31, 2021, the PhaRMA Notes remained outstanding and in default, and the Company will continue to record the liability and accrued interest owed until the Company is determined to no longer be the financial obligor. As a result of the continuing events of default under the PhaRMA Notes, the holders of the PhaRMA Notes may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the events of default of the PhaRMA Notes are not expected to have a significant impact on the Company’s future results of operations or cash flows. As of March 31, 2021, the outstanding principal amount of the PhaRMA Notes was $30,000 and accrued and unpaid interest was $22,244.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of March 31, 2021, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 3% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 3 in the fair value hierarchy as defined in U.S. GAAP.

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

Under the Royalty Purchase Agreement, the Company has agreed to specified affirmative and negative covenants, including covenants regarding periodic reporting of information by the Company to RPI, third-party audits of royalties paid under the Royalty Purchase Agreement, and restrictions on the ability of the Company or any of its subsidiaries to incur indebtedness other than certain royalty sales and as is permitted to be incurred under the terms of the Company’s Credit Agreement with Athyrium Opportunities III Co-Invest 1 LP.  Refer to Note 3 for further details on the Credit Agreement.  The restrictions on the ability of the Company or any of its subsidiaries to incur indebtedness are eliminated after the achievement of certain specified milestones in the Royalty Purchase Agreement.

The cash consideration of $125,000 obtained pursuant to the Royalty Purchase Agreement is recorded in “Royalty financing obligation” on the Company’s consolidated balance sheet as of December 31, 2020. The fair value for the royalty financing obligation at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to RPI over the life of the arrangement. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration and sales price and are determined using forecasts from market data sources, which are considered Level 3 inputs. Deferred issuance costs, which consist primarily of advisory and legal fees, totaled $2,370 as of March 31, 2021. The royalty financing obligation and the deferred issuance costs are amortized using the effective interest method over the term of the arrangement, in accordance with the respective guidance. The effective interest rate as of March 31, 2021 was approximately 24%. For the three months ended March 31, 2021, accrued interest expense in the amount of $7,536 was added to the balance of the royalty financing obligation. Additionally, as of March 31, 2021, the Company had accrued royalties payable to RPI of $957, which reduced the royalty financing obligation. The Company will utilize the prospective method to account for subsequent changes in the estimated future payments to be made to RPI.

Note 3 — Credit Agreement

On December 7, 2020, the Company entered into a $200,000 Credit Agreement with Athyrium Opportunities III Co-Invest 1 LP (“Athyrium”), as lender and as administrative agent for the lenders. BioCryst Ireland Limited, BioCryst US Sales Co., LLC, and BioCryst UK Limited, each of which is a wholly-owned subsidiary of the Company, are guarantors to the Credit Agreement. The Credit Agreement provided for an initial term loan in the principal amount of $125,000 (the “Term A Loan”), which was received by the Company on December 7, 2020 and is recorded in “Secured term loan” on the Company’s balance sheet.  The Company used a portion of the proceeds from the Term A Loan to repay $43,298 of outstanding indebtedness, including accrued interest, under its then-existing credit facility with MidCap Financial Trust.

The Credit Agreement also provides for two additional term loans, at the Company's option, in the respective principal amounts of $25,000 (the “Term B Loan”) and $50,000 (the “Term C Loan” and collectively with the Term A Loan and the Term B Loan, the “Term Loans”).  The Term B Loan and the Term C Loan may be drawn upon if, among other conditions, the Company reaches defined revenue milestones and, with respect to a draw on the Term C Loan, the Term B Loan has been funded prior to or contemporaneously with the Term C Loan.  The maturity date of the Credit Agreement is December 7, 2025.

The Credit Agreement provides for quarterly interest-only payments until the maturity date, with the unpaid principal amount of the outstanding Term Loans due and payable on the maturity date.  For each of the first eight full fiscal quarters following December 7, 2020, the Company has the option to make the applicable interest payment in-kind (a “PIK Interest Payment”) by capitalizing the entire amount of interest accrued during the applicable interest period with the unpaid original principal amount outstanding on the last day of such period. The Term Loans will bear interest at a rate equal to the three-month LIBOR rate, which shall be no less than 1.75% and no more than 3.50% (“LIBOR”), plus 8.25%, or for each interest period in which a PIK Interest Payment is made, LIBOR plus 10.25%.

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

The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default.  Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries to, among other things, grant liens, make investments, incur additional indebtedness, engage in mergers, acquisitions, and similar transactions, dispose of assets, license certain property, distribute dividends, make certain restricted payments, change the nature of the Company's business, engage in transactions with affiliates and insiders, prepay other indebtedness, or engage in sale and leaseback transactions, subject to certain exceptions.  Additionally, as of the last day of each fiscal quarter (a “Test Date”), beginning with the first Test Date occurring immediately after the Term C Loan is drawn, if applicable, the Company may not permit consolidated net revenues from ORLADEYO sales in the United States for the four-fiscal quarter period ending on such Test Date to be less than the specified amounts set forth in the Credit Agreement (collectively, the “Revenue Tests”).  If the Company fails to satisfy the Revenue Tests as of any Test Date, it will have a one-time right (the “Cure Right”) to repay in full the entire amount of the Term C Loan outstanding at such time together with all accrued and unpaid interest thereon plus the prepayment premium, exit fee, and any other fees or amounts payable under the Credit Agreement at such time.  In addition, the Credit Agreement contains a minimum liquidity covenant requiring the Company to maintain at all times, as applicable, at least $15,000 of unrestricted cash and cash equivalents if only the Term A Loan has been drawn; at least $20,000 of unrestricted cash and cash equivalents if the Term B Loan has been drawn but the Term C Loan has not been drawn; and at least $15,000 (or, if the Cure Right has been exercised, $20,000) of unrestricted cash and cash equivalents if the Term C Loan has been drawn, subject to certain exceptions.

A failure to comply with the covenants in the Credit Agreement could permit the Lenders under the Credit Agreement to declare the outstanding principal as well as accrued interest and fees, to be immediately due and payable.

The Company's obligations under the Credit Agreement are secured by a security interest in, subject to certain exceptions, substantially all of the Company's assets.

The Credit Agreement provides for quarterly interest-only payments until the maturity date, with the unpaid principal amount of the outstanding Term Loans due and payable on the maturity date of December 7, 2025. The Company has elected the first quarterly interest payment to be a PIK Interest Payment and began accruing interest at a rate of 12.17%. For the three months ended March 31, 2021, the PIK Interest Payment of $3,549 was added to the outstanding balance of the Term Loan. As of March 31, 2021, debt fees and issuance costs totaled $8,010 and are being amortized as part of interest expense on an effective interest rate method over the term of the Term A Loan. As of March 31, 2021, borrowings, including the PIK Interest Payment, under the Credit Agreement totaled $128,549. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date.

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

For the three months ended March 31, 2020, the Company recognized $1,454 in interest expense related to the Second Amended and Restated Senior Credit Facility. In December 2020, the Company repaid the outstanding principal of the Second Amended and Restated Senior Credit Facility of $40,000 along with exit fees and accrued interest through the payoff date that totaled $3,298. The unamortized deferred financing cost and original issue discount of $1,211 was expensed as a loss on debt extinguishment.

Note 5 — Lease Obligations and Other Contingencies

The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases as of March 31, 2020. The Company accounts for its leases in accordance with ASU 2016-02: Leases (Topic 842).  This ASU requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most operating leases.  Certain operating leases provide for renewal options, which can vary by lease. The right-of-use asset and lease liabilities on the Company’s Consolidated Balance Sheets represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. As part of the Company’s assessment of the lease term, the Company elected the hindsight practical expedient, which allows companies to use current knowledge and expectations when determining the likelihood to extend lease options. Renewal options for the Company’s leases range from 1 to 5 years in length and begin from 2023 through 2026. The weighted average lease term for the Company’s operating leases was 13.4 years. The discount rate used in the calculation of the Company’s right-of-use asset and lease liability was determined based on the stated rate within each contract when available, or the Company’s collateralized borrowing rate from lending institutions. The weighted average discount rate for the Company’s operating leases was 12.8%.

The Company has not made any residual value guarantees related to its operating leases; therefore, the Company has no corresponding liability recorded on its Consolidated Balance Sheets.

Aggregate lease expense under operating leases was $452 and $448 for the three months ended March 31, 2021 and 2020, respectively. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis. Lease expense for leases with an initial term of twelve months or less was not material. Cash paid for amounts included in the measurement of lease liabilities was $440 and $408 for the three months ended March 31, 2021 and 2020, respectively.

Future lease payments for assets under operating leases as of March 31, 2021, are as follows:

Remaining Maturities of Lease Liabilities
Year Ending December 31,	Operating Leases
2021	$902
2022	805
2023	666
2024	584
2025	582
Thereafter	7,327
Total lease payments	10,866
Less imputed interest	5,982
Total	$4,884

The Company’s current lease liability as of March 31, 2021 and December 31, 2020 was $1,001 and $1,179, respectively. The Company’s long-term lease liability as of March 31, 2021 and December 31, 2020 was $3,883 and $3,871, respectively. The current and long-term portions of the Company’s lease liability are presented within “Lease financing obligations” on the Consolidated Balance Sheets. The Company’s right-of use asset balance associated with operating leases totaled $3,625 and $3,802 at March 31, 2021 and December 31, 2020, respectively. These amounts are presented within “Other assets” on the Consolidated Balance Sheets. Operating right-of-use assets are recorded net of accumulated amortization of $2,940 and $2,641 as of March 31, 2021 and December 31, 2020, respectively.

Note 6 — Stockholders’ Equity

Sales of Common Stock

On April 24, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC. This shelf registration statement became effective on May 14, 2020 and allows the Company to sell up to $500,000 in securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, from time to time at prices and on terms to be determined at the time of sale.

On June 1, 2020, the Company issued 22,044 shares of common stock to the public at a purchase price of $4.50 per share and pre-funded warrants to purchase 3,511 shares of common stock at a purchase of $4.49 per pre-funded warrant, for total net proceeds to the Company of $108,096 million after deducting underwriting discounts and commissions and other offering expenses. Each pre-funded warrant is exercisable subject to conditions in the warrant agreement into one share of common stock at an exercise price of $0.01 per share. All warrants issued in this offering remain outstanding at March 31, 2021.

On March 1, 2021, the Company filed an automatic shelf registration statement on Form S-3 with the SEC. This shelf registration statement became effective automatically upon filing and allows the Company to sell an indeterminate number of securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, from time to time at prices and on terms to be determined at the time of sale.

Note 7 — Stock-Based Compensation

As of March 31, 2021, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in March 2020 and approved by the Company’s stockholders on May 12, 2020. The Inducement Plan was adopted by the Board of Directors on April 24, 2019 and amended and restated by the Board of Directors in February 2020 and in July 2020. The ESPP was amended and restated in March 2020 and approved by the Company’s stockholders on May 12, 2020. Both the Incentive Plan and the ESPP were further amended and restated in April 2021 and have been submitted for approval by the Company’s stockholders at the Company’s annual meeting of stockholders to be held on May 25, 2021.

Stock-based compensation expense of $5,479 ($4,554 of expense related to the Incentive Plan, $598 of expense related to the Inducement Plan, and $327 of expense related to the ESPP) was recognized during the three months ended March 31, 2021, while $2,754 ($2,437 of expense related to the Incentive Plan, $198 of expense related to the Inducement Plan and $119 of expense related to the ESPP) was recognized during the three months ended March 31, 2020.

There was approximately $59,329 of total unrecognized compensation expense related to non-vested stock option awards granted by the Company as of March 31, 2021. That expense is expected to be recognized as follows: $14,490 during the remainder of 2021, $18,299 in 2022, $14,511 in 2023, $11,612 in 2024 and $417 in 2025. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests.

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

In August 2013, December 2014 and December 2019, the Company issued 1,032, 1,250 and 315 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of March 31, 2021, 100%, 85% and 100% of the August 2013, December 2014 and December 2019 grants, respectively, have vested. During 2020, the Company recognized $1,768 and $684 of stock compensation expense related to two milestones within the August 2013 and December 2019 grants for which achievement became probable.

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

Related activity under the Incentive Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance December 31, 2020	4,592	24,885	$6.52
Restricted stock unit awards granted	(100)	-	-
Stock option awards granted	(1,074)	1,074	10.06
Stock option awards exercised	-	(586)	3.97
Stock option awards cancelled	39	(39)	8.15
Balance March 31, 2021	3,457	25,334	$6.72

For stock option awards granted under the Incentive Plan during the first three months of 2021 and 2020, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first three months of 2021 and 2020 was $6.87 and $1.87, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method.

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

Related activity under the Inducement Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance December 31, 2020	229	4,171	$3.88
Stock option awards granted	(138)	138	8.52
Stock option awards exercised	-	(7)	3.63
Stock option awards cancelled	27	(27)	2.44
Balance March 31, 2021	118	4,275	$4.04

For stock option awards granted under the Inducement Plan during the first three months of 2021 and 2020, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first three months of 2021 and 2020 was $5.86 and $1.77, respectively.

The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Incentive Plan and the Inducement Plan during the first three months of 2021 and 2020, respectively. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Plans

	2021	2020
Expected Life in Years	5.5	5.5
Expected Volatility	84.2%	83.5%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.8%	0.8%

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 4,475 shares of common stock to be purchased under the ESPP, of which 2,679 shares remain available for purchase as of March 31, 2021. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates, and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 193 shares during the first three months of 2021 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 8 — Collaborative and Other Research and Development Contracts

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease and subsequently, Yellow Fever and Ebola virus disease. As of March 31, 2021, all options under this contract, as amended, have been awarded, and the total value of the contract, as amended, is $45,931, inclusive of the $2,897 added to the contract in August 2020 to support the development of galidesivir. In August 2020, NIAID/HHS awarded the Company a new contract, with potential aggregate funding up of to $43,908 if all contract options are exercised, to manufacture and evaluate the safety, efficacy and tolerability of galidesivir. NIAID/HHS made an initial award of $6,326 to the Company under this new contract.

Biomedical Advanced Research and Development Authority (“BARDA/HHS”). In March 2015, BARDA/HHS awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of March 31, 2021, a total of $20,574 has been awarded under exercised options within this contract.

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

U.S. Department of Health and Human Services (“HHS”). In September 2018, HHS awarded the Company a $34,660 contract for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period, including an initial base order of 10,000 doses. In September 2019, HHS exercised its option to purchase an additional 10,000 doses of RAPIVAB. The Company delivered a total of 20,000 doses of RAPIVAB and approximately $13,864 of product sales in 2019. On September 3, 2020, the Company announced that HHS had exercised an option under this contract to purchase an additional 10,000 doses of RAPIVAB for $6,932, which the Company expects to deliver in 2021. No shipments were delivered in the three months ended March 31, 2021 under this additional 10,000 dose option.

Torii Pharmaceutical Co., Ltd. (“Torii”). On November 5, 2019, the Company entered into a Commercialization and License Agreement with Torii (the “Torii Agreement”), granting Torii the exclusive right to commercialize ORLADEYO™ for the prevention of hereditary angioedema (“HAE”) attacks in Japan.

Under the Torii Agreement, the Company received an upfront, non-refundable payment of $22,000. The Japanese National Health Insurance System’s (“NHI”) approval of the addition of ORLADEYO to the NHI drug price list in April 2021 triggered a $15,000 milestone payment from Torii to the Company.

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

The Company identified performance obligations related to (i) the license to develop and commercialize ORLADEYO, (ii) regulatory approval support and (iii) reimbursement pricing approval support. These were each determined to be distinct from the other performance obligations. The Company allocated the $22,000 upfront consideration to the identified performance obligations using estimation approaches to determine the standalone selling prices under ASC Topic 606. Specifically, in determining the value related to the license, a valuation approach utilizing risk adjusted discounted cash flow projections was used and an expected cost plus margin approach was utilized for the other performance obligations. For the three months ended March 31, 2020, $1,053 of the $22,000 upfront payment was recognized as revenue as the services were delivered.  Prior to 2020, the Company had recognized as revenue $20,101 of the $22,000 upfront payment.

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

On March 4, 2020, the International Court of Arbitration of the International Chamber of Commerce (“ICC Tribunal”) delivered a Partial Arbitration Award (the “Partial Arbitration Award”) in an arbitration matter between the Company and SUL with respect to the SUL Agreement. In the Partial Arbitration Award, the ICC Tribunal found that, during the term, SUL materially breached and abandoned its core duties to the Company under the Diligent Efforts (as defined in the SUL Agreement) requirements of the SUL Agreement as applicable in the U.S. The ICC Tribunal granted a declaratory judgment in favor of the Company terminating the SUL Agreement and restoring all rights to peramivir to the Company. The parties agreed on a transition process for the product, with a full transition of commercialization of the product in the U.S. and Australia returned to the Company as of August 1, 2020 and November 1, 2020, respectively. The ICC Tribunal also awarded the Company its attorneys’ fees and expenses incurred in securing the declaratory judgment as well as the costs incurred by the Company in the arbitration. Finally, the ICC Tribunal found that SUL breached the SUL Agreement by failing to pay the milestone payment due to the Company within 30 days of the approval of peramivir for adult use in the European Union and awarded the Company $5,000 (plus interest) for this claim. The ICC Tribunal retained jurisdiction for further proceedings relating to the award of attorneys’ fees and for any dispute relating to the return to the Company of all rights to peramivir in the Territory. The Company recognized a settlement gain of $6,138 in other income and legal fees and other expenses of $4,668 in selling, general and administrative expenses for the three months ended March 31, 2020.

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

Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. (“AECOM” and “IRL,” respectively). In June 2000, the Company licensed a series of potent inhibitors of PNP from AECOM and IRL, (together, the “Licensors”). The lead product candidate from this collaboration is forodesine. The Company has obtained worldwide exclusive rights to develop and ultimately distribute this, or any other, product candidates that might arise from research on these inhibitors. The Company has the option to expand the agreement to include other inventions in the field made by the investigators or employees of the Licensors. Under this agreement, as amended and restated, the Company has agreed to use commercially reasonable efforts to develop these drugs and to pay certain milestone payments for each licensed product (which range in the aggregate from $1,400 to almost $4,000 per indication) for future development, single digit royalties on net sales of any resulting product made by the Company, and to share a portion of future payments received from other third-party partners, if any. In addition, the Company has agreed to pay annual license fees, which can range from $150 to $500, that are creditable against actual royalties and other payments due to the Licensors. The Licensors have also granted the Company an exclusive worldwide license of galidesivir for any antiviral use.

The University of Alabama at Birmingham (“UAB”). The Company currently has agreements with UAB for influenza neuraminidase and complement inhibitors. Under the terms of these agreements, UAB performed specific research for the Company in return for research payments and license fees. UAB has granted the Company certain rights to any discoveries in these areas resulting from research developed by UAB or jointly developed by UAB with the Company. The Company has agreed to pay single digit royalties on sales of any resulting product and to share in future payments received from other third-party partners. The Company has completed the research under the UAB agreements. These two agreements each have an initial 25-year term, are automatically renewable for five-year terms throughout the life of the last patent and are terminable by the Company upon three months’ notice and by UAB under certain circumstances. Upon termination, both parties shall cease using the other parties’ proprietary and confidential information and materials, the parties shall jointly own joint inventions and UAB shall resume full ownership of all UAB licensed products. There is currently no activity between the Company and UAB on these agreements, but when the Company licenses this technology, such as in the case of the Shionogi and Green Cross collaborations, or commercializes products related to these programs, the Company will owe sublicense fees or royalties on amounts received.

Note 9 — Subsequent Event

In January 2021, the Ministry of Health, Labor and Welfare in Japan granted marketing and manufacturing approval for ORLADEYO for prophylactic treatment of hereditary angioedema in adults and pediatric patients 12 years and older. On April 14, 2021, the Company announced that the Japanese National Health Insurance System (“NHI”) approved the addition of oral, once-daily ORLADEYO™ (berotralstat) to the NHI drug price list on April 21, 2021.  This triggered a $15,000 milestone payment to the Company from Torii. The Company will record the $15,000 milestone revenue in the second quarter of 2021.Torii launched ORLADEYO in Japan on April 23, 2021. The Company will receive tiered royalties ranging from 20 percent to 40 percent of Japanese net sales (See Note 8, Collaborative Agreements).

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes to the financial statements and other disclosures included in this report (including the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report and the “Risk Factors” section in Part II, Item 1A of this report).

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

Our revenues are difficult to predict and depend on several factors, including those discussed in the “Risk Factors” section in Part II, Item 1A of this report. For example, our revenues depend, in part, on regulatory approval decisions for our products and product candidates, the effectiveness of our and our collaborative partners’ commercialization efforts, market acceptance of our products, particularly ORLADEYO, the resources dedicated to our products by us and our collaborative partners, and ongoing discussions with government agencies regarding contract awards for development and procurement, as well as entering into or modifying licensing agreements for our product candidates. Furthermore, revenues related to our collaborative development activities are dependent upon the progress toward, and the achievement of, developmental milestones by us or our collaborative partners.

Our operating expenses are also difficult to predict and depend on several factors, including commercialization expenses, research and development expenses (and whether these expenses are reimbursable under government contracts), drug manufacturing, and clinical research activities, the ongoing requirements of our development programs, the availability of capital and direction from regulatory agencies, which are difficult to predict, and the factors discussed in the “Risk Factors” section in Part II, Item 1A of this report. Management may be able to control the timing and level of research and development and selling, general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and/or payments.

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

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis, as situations change, and regularly discuss financial events, policies, and issues with members of our audit committee and our independent registered public accounting firm. In particular, we routinely evaluate our estimates and policies regarding revenue recognition, administration, inventory and manufacturing, taxes, stock-based compensation, research and development, consulting and other expenses and any associated liabilities. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See “Critical Accounting Policies” at the end of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of accounting policies that we believe are the most critical to aid you in fully understanding and evaluating our reported financial results and that affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Recent Corporate Highlights

COVID-19

The ongoing COVID-19 pandemic has severely impacted global economic activity and caused significant volatility in financial markets.  While our financial condition, results of operations, and liquidity have not been materially impacted by the direct effects of the COVID-19 pandemic, the COVID-19 pandemic continues to evolve.  Please refer to “Risk Factors-Risks Related to Our Business-Risks Related to COVID-19” in Part II, Item 1A of this report for a discussion of COVID-19 risks as they relate to our business.  We are continuing to monitor developments with respect to the COVID-19 pandemic and to make adjustments as needed to assist in protecting the safety of our employees and communities while continuing our business activities.  Our remote working arrangements are ongoing where possible, and we continue to limit business-related travel.  To date, implementation of these measures has not required material expenditures or significantly impacted our ability to operate our business or our internal control over financial reporting and disclosure controls and procedures.  We are continuing to monitor the potential impacts of COVID-19 on our operations and those of our partners, suppliers, customers, and regulators.

ORLADEYO™ (berotralstat)

ORLADEYO is an oral, once-daily therapy discovered and developed by BioCryst for the prevention of hereditary angioedema (“HAE”) attacks. ORLADEYO was approved by the U.S. Food and Drug Administration (“FDA”) in December 2020 for prophylaxis to prevent attacks of HAE in adults and pediatric patients 12 years and older. Our specialty pharmacy provider for ORLADEYO in the U.S. began shipping ORLADEYO to patients in December 2020.

ORLADEYO also received marketing and manufacturing approval from the Ministry of Health, Labor and Welfare (“MHLW”) in Japan in January 2021 for prophylactic treatment of HAE in adults and pediatric patients 12 years and older. On April 14, 2021, we announced that the Japanese National Health Insurance System (“NHI”) approved the addition of ORLADEYO to the NHI drug price list on April 21, 2021. Torii Pharmaceutical Co., Ltd. (“Torii”), our collaborative partner commercializing ORLADEYO in Japan, launched ORLADEYO in Japan on April 23, 2021. The NHI price listing triggered a $15 million milestone payment from Torii to us. In addition, under our agreement with Torii, we are entitled to receive tiered royalty payments, ranging from 20% to 40% of net sales of ORLADEYO in Japan during each calendar year. ORLADEYO is the first and only prophylactic HAE medication approved in Japan.

On April 30, 2021, we announced that the European Commission (“EC”) approved ORLADEYO for routine prevention of recurrent attacks of HAE in adult and adolescent patients aged 12 years and older. The EC approval is applicable to all European Union (“EU”) member states plus Iceland, Norway, and Liechtenstein. ORLADEYO is the first oral, once-daily prophylactic therapy for the prevention of HAE attacks approved in Europe. We have our European commercial team in place and expect to launch ORLADEYO in Germany in the second quarter of 2021, with launches in other European markets to follow. Appropriate HAE patients aged 12 and older in France currently have access to ORLADEYO through an Autorisation Temporaire d’Utilisation de cohort, or Temporary Authorization for Use, granted by the French National Agency for Medicines and Health Products Safety in March 2021.

Revenue from sales of ORLADEYO in the first quarter of 2021, which was our first full quarter of ORLADEYO sales, is discussed under “Results of Operations” below and consists of ORLADEYO sales in the U.S. to patients who receive reimbursements for their prescriptions.  Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the U.S. and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party payors, the conversion of patients from our clinical trials and early access programs to commercial customers, and market trends.  We are continuing to monitor and analyze this data during the initial launch period.

Complement-Mediated Diseases

Discovered by BioCryst, BCX9930 is a novel, oral, potent, and selective small molecule inhibitor of Factor D currently in early clinical development for the treatment of complement-mediated diseases. Based on the safety and proof-of-concept (“PoC”) data generated to date in PNH patients, we are working closely with key opinion leaders in hematology and nephrology to map the development strategy across a broad set of indications. Our goal is to develop BCX9930 as a monotherapy for complement-mediated diseases.

On March 22, 2021, we announced new data from 16 paroxysmal nocturnal hemoglobinuria (“PNH”) patients enrolled in an ongoing dose-ranging trial.  Ten patients were treatment naïve (no prior treatment with C5 inhibitors) patients, and six patients were patients with an inadequate response to C5 inhibitors.  BCX9930 increased hemoglobin from baseline by a mean of 3.3 g/dL in C5 inadequate response patients and 3.5 g/dL in treatment-naïve patients and reduced transfusions for PNH patients in the trial.  PNH patients in the trial also experienced reductions in key laboratory biomarkers, such as reticulocyte count, lactate dehydrogenase (“LDH”) (treatment-naïve patients) and percentage of C3 opsonization (patients with inadequate C5 response) following dosing at 400 mg twice-daily or 500 mg twice-daily.  BCX9930 was safe and generally well-tolerated in the trial.  No drug-related serious adverse events were reported.  One subject was discontinued due to an unrelated serious adverse event.

We plan to advance directly into PNH pivotal trials with oral BCX9930 in treatment naïve patients and patients with an inadequate response to C5 inhibitors.  The goal of the pivotal trials is to achieve a broad indication for BCX9930 to treat PNH as oral monotherapy. In addition, we plan to initiate a PoC trial of oral BCX9930 in renal complement-mediated diseases.

Galidesivir (formerly BCX4430)

Galidesivir, a broad-spectrum antiviral drug, is an adenosine nucleoside analog that acts to block viral RNA polymerase. It is in advanced development for the treatment of Marburg virus disease. Phase 1 clinical safety and pharmacokinetics trials of galidesivir by both intravenous and intramuscular routes of administration in healthy subjects have been conducted. In animal studies, galidesivir has demonstrated activity against a variety of serious pathogens, including Ebola, Marburg, Yellow Fever and Zika viruses. Galidesivir has also demonstrated broad-spectrum activity in vitro against more than 20 RNA viruses in nine different families, including coronaviruses, filoviruses, togaviruses, bunyaviruses, arenaviruses, paramyxoviruses, and flaviviruses. We are developing galidesivir in collaboration with U.S. government agencies and other institutions.

The galidesivir development program is substantially funded with federal funds from the National Institute of Allergy and Infectious Diseases within the U.S. Department of Health and Human Services (“NIAID/HHS”) and by the Biomedical Advanced Research and Development Authority within the HHS (“BARDA/HHS”). Since September 2013, NIAID/HHS has supported us in developing galidesivir as a therapeutic for Ebola and Marburg viruses. Since March 2015, BARDA/HHS has supported the galidesivir development program for the continued development of galidesivir as a potential treatment for filoviruses.

Fibrodysplasia Ossificans Progressiva (“FOP”)

The goal of our activin receptor-like kinase-2 (“ALK2”) inhibitor program is to discover and develop orally administered kinase inhibitor drug candidates that are able to slow or prevent the progressive formation of bone in soft tissues, also known as heterotopic ossification (“HO”), that affects FOP patients. In December 2020, we announced that in a phase 1 clinical trial with BCX9250, an oral ALK2 inhibitor discovered and developed by BioCryst for the treatment of FOP, BCX9250 was safe and well tolerated at all doses studied, with linear and dose-proportional exposure supporting once-daily dosing.

RAPIVAB®/RAPIACTA/PERAMIFLU (peramivir injection)

RAPIVAB (peramivir injection) is approved in the U.S. for the treatment of acute uncomplicated influenza. On February 3, 2021, we announced that the FDA approved a supplemental new drug application for RAPIVAB expanding the patient population of RAPIVAB for the treatment of uncomplicated influenza to include patients six months and older who have been symptomatic for no more than two days. Prior to this approval, RAPIVAB had been indicated in the U.S. for patients two years and older. Peramivir injection has also received regulatory approvals in Canada (RAPIVAB), Australia (RAPIVAB), Japan (RAPIACTA), Taiwan (RAPIACTA), and Korea (PERAMIFLU).

Results of Operations (three months ended March 31, 2021 compared to the three months ended March 31, 2020)

For the three months ended March 31, 2021, total revenues were $19.1 million as compared to $4.8 million for the three months ended March 31, 2020. The increase was primarily due to $10.9 million of net revenue from sales of ORLADEYO following the commercial launch of ORLADEYO in December 2020.  Additionally, peramivir product revenue from inventory sales to our partners increased by $6.6 million.  These increases in revenue were partially offset by a reduction in royalty revenue of $2.8 million and the recognition of $1.1 million of deferred revenue in the prior year period compared to none in the current year period.  The decrease in royalty revenue was due to peramivir product replacement under Green Cross’s supply agreement with the Korean government.

Cost of product sales for the three months ended March 31, 2021 was $5.9 million and was associated with the peramivir product sales to our partners. There was no cost of product sales in the three months ended March 31, 2020.

Research and development (“R&D”) expenses increased to $42.4 million for the three months ended March 31, 2021 from $29.9 million for the three months ended March 31, 2020, primarily due to increased investment in the development of BCX9930, as well as other research, preclinical and development costs, which were partially offset by a reduction in spend on the berotralstat program following the approval and commercial launch of ORLADEYO in December 2020.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).

	Three Months Ended
	March 31,
	2021	2020
R&D expenses by program:
Berotralstat	$7,922	$15,545
BCX9930	25,969	7,649
Galidesivir	1,096	1,458
BCX9250	367	1,438
Peramivir	251	393
Other research, preclinical and development costs	6,830	3,384
Total R&D expenses	$42,435	$29,867

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2021 were $22.1 million compared to $15.9 million in the three months ended March 31, 2020. The increase was primarily due to increased investment to support the U.S. commercial launch of ORLADEYO and our expanded international operations.

For the three months ended March 31, 2021, other expense was primarily related to foreign exchange losses.  Interest and other income was $6.4 million for the three months ended March 31, 2020 and primarily consisted of $6.1 million related to recognition of income from the partial arbitration award related to our Seqirus arbitration proceedings. For the three months ended March 31, 2021, other expense was primarily related to foreign currency losses.

Interest expense for the three months ended March 31, 2021 was $12.9 million as compared to $3.0 million for the three months ended March 31, 2020.  The increase in interest expense was primarily associated with the sale of certain royalty payments to RPI 2019 Intermediate Finance Trust (“RPI”) in December 2020 (the “Royalty Sale”) and the $125.0 million Term A Loan under the Credit Agreement that we entered into with Athyrium Opportunities III Co-Invest 1 LP (“Athyrium”) in December 2020 (the “Credit Agreement”). The nature of the Royalty Sale requires that we recognize a liability (the “Royalty Financing Obligation”) for the future sale of royalties under the agreement. This liability is amortized using the effective interest rate method, resulting in the recognition of non-cash interest expense over the estimated term of the Royalty Purchase Agreement. Interest expense for the three months ended March 31, 2021 included $7.5 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligation and $3.8 million of interest expense associated with the Term A Loan under the Credit Agreement. Additionally, we recognized $1.6 million in interest expense on the non-recourse PhaRMA Notes issued in March 2011.  Interest expense for the three months ended March 31, 2020 consisted of $1.6 million associated with the non-recourse PhaRMA Notes and $1.4 million associated with the borrowings under our secured credit facility with MidCap, which terminated in in December 2020 when we repaid the outstanding indebtedness under the facility.

Liquidity and Capital Resources

Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; to a lesser extent, the PhaRMA Notes financing and our credit facilities; and more recently, the Royalty Sale.  To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014; a NIAID/HHS galidesivir development contract totaling $45.9 million, which is ongoing; a second NIAID/HHS galidesivir development contract with a potential value totaling $43.9 million, which is ongoing; and a BARDA/HHS galidesivir development contract with a potential value totaling $39.1 million, which is also ongoing. The total amount of funding obligated under awarded options under the active NIAID/HHS and BARDA/HHS galidesivir contracts is $52.2 million and $20.6 million, respectively.  In addition to the above, we have previously received funding from other sources, including other collaborative and other research and development agreements, government grants, equipment lease financing, facility leases, research grants, and interest income on our investments.

Our Credit Agreement with Athyrium provides for three term loans. We received the proceeds from the $125.0 million Term A Loan in December 2020. The two additional term loans are available, at our option, in the respective principal amounts of $25.0 million for the Term B Loan and $50.0 million for the Term C Loan. The Term B Loan and the Term C Loan may be drawn upon if, among other conditions, we reach defined revenue milestones and, with respect to a draw on the Term C Loan, the Term B Loan has been funded prior to or contemporaneously with the Term C Loan. The maturity date of the Credit Agreement is December 7, 2025. See ““Note 3--Credit Agreement” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for additional information about the Credit Agreement.

As of March 31, 2021, we had net working capital of $172.6 million, a decrease of approximately $45.5 million from $218.1 million at December 31, 2020. The decrease in working capital was primarily due to normal operating expenses associated with the development of our product candidates and expenses incurred as a result of the launch and commercialization of ORLADEYO. Our principal sources of liquidity at March 31, 2021 were approximately $226.9 million in cash and cash equivalents and approximately $13.5 million in investments considered available-for-sale.

We intend to contain costs and cash flow requirements by closely managing our third-party costs and headcount, leasing scientific equipment and facilities, contracting with other parties to conduct certain research and development projects, and using consultants. We expect to incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities and commercialize ORLADEYO. We may incur additional expenses related to the filing, prosecution, maintenance, defense, and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical programs advance through later stages of development. The objective of our investment policy is to ensure the safety and preservation of invested funds, as well as to maintain liquidity sufficient to meet cash flow requirements. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of our credit exposure. We have not realized any significant losses on our investments.

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

Based on our expectations for revenue, operating expenses and our option to access an additional $75 million under the Credit Agreement, we believe our financial resources will be sufficient to fund our operations into 2023. However, we have sustained operating losses for the majority of our corporate history and expect that our 2021 expenses will exceed our 2021 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Our liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of our products and the future progression of our product candidates. We also may consider other plans to fund future operations, including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, through private placement transactions or registered public offerings. Our future liquidity needs, and our ability to address those needs, will largely be determined by the success of our products and product candidates; the timing, scope, and magnitude of our commercial expenses; and key development and regulatory events and our decisions in the future.

Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

●	market acceptance of approved products and successful commercialization of such products by either us or our partners;
●	our ability to perform under our government contracts and to receive reimbursement and stockpiling procurement contracts;
●	the magnitude of work under our government contracts;
●	the progress and magnitude of our research, drug discovery and development programs;
●	changes in existing collaborative relationships or government contracts;
●	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;

●	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;
●	our ability to negotiate favorable development and marketing strategic alliances for certain products and product candidates;
●	any decision to build or expand internal development and commercial capabilities;
●	the scope and results of preclinical studies and clinical trials to identify and develop product candidates;
●	our ability to engage sites and enroll subjects in our clinical trials;
●	the scope of manufacturing of our products to support our commercial operations and of our product candidates to support our preclinical research and clinical trials;
●	increases in personnel and related costs to support the development and commercialization of our products and product candidates;
●	the scope of manufacturing of our drug substance and product candidates required for future NDA filings;
●	competitive and technological advances;
●	the time and costs involved in obtaining regulatory approvals;
●	post-approval commitments for ORLADEYO, RAPIVAB, and other products that receive regulatory approval; and
●	the costs involved in all aspects of intellectual property strategy and protection, including the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current products and product candidates, and we may seek to raise capital in the future. Additional funding, whether through additional sales of equity or debt securities, collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and existing government contracts specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates and commercialization of ORLADEYO, as well as the rate of reimbursement by U.S. Government agencies of our galidesivir expenses and any future decisions regarding the future of the RAPIVAB and galidesivir programs, including those relating to stockpiling procurement. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; the timing, scope and magnitude of commercial spending, and the level of required administrative support for our daily operations.

The restrictive covenants contained in our Credit Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lender’s permission or without repaying all obligations outstanding under the Credit Agreement. These covenants limit our ability to, among other things, grant certain types of liens on our assets; make certain investments; incur or assume certain debt, including accessing additional tranches of debt under the Credit Agreement; engage in certain mergers, acquisitions, and similar transactions; dispose of assets; license certain property; distribute dividends; make certain restricted payments; change the nature of our business; engage in transactions with affiliates and insiders; prepay other indebtedness; or engage in sale and leaseback transactions. A breach of any of these covenants could result in an event of default under the Credit Agreement. As of March 31, 2021, we were in compliance with the covenants under the Credit Agreement.

Financial Outlook for 2021

In the launch period for ORLADEYO, the Company is not providing specific revenue or operating guidance. Based on our expectations for revenue, operating expenses, and our option to access an additional $75 million from our existing credit facility, we believe our current cash runway takes us into 2023.

Off-Balance Sheet Arrangements

As of March 31, 2021, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

While our significant accounting policies are more fully described in “Note 1−Significant Accounting Policies” to the Consolidated Financial Statements in Part I, Item 1 of this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Inventory

Our inventories relate to ORLADEYO and peramivir, which are being manufactured for the Company’s partners and, in the case of peramivir, the U.S. Government.  We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of our inventories, which includes amounts related to materials, labor, manufacturing overhead and shipping and handling costs on a first-in, first-out (FIFO) basis. Raw materials and work-in-process includes all inventory costs prior to packaging and labeling, including raw material, active product ingredient, and drug product. Finished goods include packaged and labeled products.

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

We expense costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is upon receipt of regulatory approval. Upon regulatory approval, we capitalize subsequent costs related to the production of inventories.

Accrued Expenses

We enter into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. We record liabilities under these contractual commitments when an obligation has been incurred. This accrual process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed and estimating the level of service performed and the associated cost when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

1.	fees paid to clinical research organizations (“CROs”) in connection with preclinical and toxicology studies and clinical trials;

2.	fees paid to investigative sites in connection with clinical trials;

3.	fees paid to contract manufacturers in connection with the production of our raw materials, drug substance, drug products, and product candidates; and

4.	professional fees.

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

Revenue Recognition

Pursuant to Accounting Standards Codification (“ASC”) Topic 606, we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, Topic 606 includes provisions within a five step model that includes i) identifying the contract with a customer, ii) identifying the performance obligations in the contract, iii) determining the transaction price, iv) allocating the transaction price to the performance obligations, and v) recognizing revenue when, or as, an entity satisfies a performance obligation.

At contract inception, we identify the goods or services promised within each contract, assess whether each promised good or service is distinct, and determine those that are performance obligations. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

Product Sales, Net

Our principal sources of product sales are sales of ORLADEYO, which we began shipping to customers in December 2020, sales of peramivir to our licensing partners and sales of RAPIVAB to the U.S. Department of Health and Human Services under our procurement contract. We recognize revenue for sales when the customer obtains control of the product, which generally occurs upon delivery. For ORLADEYO, we classify payments to our customer for certain services provided by our customer as selling, general and administrative expenses to the extent such services provided are determined to be distinct from the sale of our product.

We sell ORLADEYO directly to patients through a single specialty pharmacy in the United States.  Net revenue from sales of ORLADEYO is recorded at net selling price (transaction price), which includes estimates of variable consideration for which reserves are established for (i) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (ii) estimated chargebacks, (iii) estimated costs of co-payment assistance programs and (iv) product returns. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable or as a current liability. Where appropriate, these estimates take into consideration a range of possible outcomes, which are probability-weighted for relevant factors, such as our current contractual and statutory requirements and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Government and Managed Care Rebates. We contract with government agencies and managed care organizations or, collectively, third-party payors, so that ORLADEYO will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. We estimate the rebates we will provide to third-party payors and deduct these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. We estimate the rebates that we will provide to third-party payors based upon (i) our contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payor mix, and (iv) product distribution information obtained from our specialty pharmacy.

Chargebacks. Chargebacks are discounts that occur when certain contracted customers, pharmacy benefit managers, insurance companies, government programs and group purchasing organizations purchase directly from our specialty pharmacy. These customers purchase our products under contracts negotiated between them and our specialty pharmacy.   The specialty pharmacy, in turn, charges back to us the difference between the price the specialty pharmacy paid and the negotiated price paid by the contracted customers, which may be higher or lower than the specialty pharmacy purchase price with us. We estimate chargebacks and adjust gross product revenues and accounts receivable based on the estimates at the time revenues are recognized.

Co-payment assistance and patient assistance programs. Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Based upon the terms of the program and co-payment assistance utilization reports received from the specialty pharmacy, we are able to estimate the co-payment assistance amounts, which are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue.  We also offer a patient assistance program that provides for free drug product, for a limited period of time, to allow a patient’s insurance coverage to be established.  Based on patient assistance program utilization reports provided by the specialty pharmacy, we record gross revenue of the product provided and a full reduction of the revenue amount for the free drug discount.

Product returns. We do not provide contractual return rights to our customer, except in instances where the product is damaged or defective. Non-acceptance by the patient of shipped drug product by the specialty pharmacy is reflected as a reversal of sales in the period in which the sales were originally recorded. Reserves for estimated non-acceptances by patients are recorded as a reduction of revenue in the period that the related revenue is recognized, as well as a reduction to accounts receivable.  Estimates of non-acceptance are based on quantitative information provided by the specialty pharmacy.

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

Our primary sources of revenue from these collaborative and other research and development arrangements are license, service and royalty revenues.

Revenue from license fees, royalty payments, milestone payments, and research and development fees are recognized as revenue when the earnings process is complete and we have no further continuing performance obligations or we have completed the performance obligations under the terms of the agreement.

Arrangements that involve the delivery of more than one performance obligation are initially evaluated as to whether the intellectual property licenses granted by us represent distinct performance obligations. If they are determined to be distinct, the value of the intellectual property licenses would be recognized up-front while the research and development service fees would be recognized as the performance obligations are satisfied. For performance obligations based on services performed, we measure progress using an input method based on the effort we expend or costs we incur toward the satisfaction of the performance obligation in relation to the total estimated effort or costs. Variable consideration is assessed at each reporting period as to whether it is not subject to significant future reversal and, therefore, should be included in the transaction price at the inception of the contract. If a contract includes a fixed or minimum amount of research and development support, this also would be included in the transaction price. Changes to collaborations, such as the extensions of the research term or increasing the number of targets or technology covered under an existing agreement, are assessed for whether they represent a modification or should be accounted for as a new contract. For contracts with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell the products or services. If a standalone selling price is not directly observable, then we estimate the standalone selling price using either an adjusted market assessment approach or an expected cost plus margin approach, representing the amount that we believe the market is willing to pay for the product or service. Analyzing the arrangement to identify performance obligations requires the use of judgment, and each may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

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

Under certain of our license agreements, we receive royalty payments based upon our licensees’ net sales of covered products. Royalties are recognized at the later of when (i) the subsequent sale or usage occurs; or (ii) the performance obligation to which some or all of the sales-based or usage-based royalty has been satisfied.

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

Research and Development Expenses

Our research and development costs are charged to expense when incurred. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense when the related goods are delivered or the related services are performed. Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by CROs, materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. Most of our manufacturing and clinical and preclinical studies are performed by third-party CROs. Costs for studies performed by CROs are accrued by us over the service periods specified in the contracts and estimates are adjusted, if required, based upon our ongoing review of the level of services actually performed.

Additionally, we have license agreements with third parties, such as Albert Einstein College of Medicine of Yeshiva University (“AECOM”), Industrial Research, Ltd. (“IRL”), and the University of Alabama (“UAB”), which require fees related to sublicense agreements or maintenance fees. We expense sublicense payments as incurred unless they are related to revenues that have been deferred, in which case the expenses are deferred and recognized over the related revenue recognition period. We expense maintenance payments as incurred.

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

Interest Expense and Royalty Financing Obligation

The Royalty Financing Obligation is eligible to be repaid based on royalties from net sales of ORLADEYO. Interest expense is accrued using the effective interest rate method over the estimated period the related liability will be paid. This requires us to estimate the total amount of future royalty payments to be generated from product sales over the life of the agreement. We impute interest on the carrying value of the Royalty Financing Obligation and record interest expense using an imputed effective interest rate. We will reassess the expected royalty payments each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs require that we make estimates that could impact the carrying value of the liability, as well as the period over which associated issuance costs will be amortized. A significant increase or decrease in forecasted net sales could materially impact the liability balance, interest expense and the time period for repayment.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our Credit Agreement.  The Term A Loan under the Credit Agreement bears interest each quarter at a rate equal to the three-month LIBOR rate, which is capped to be no less than 1.75% and no more than 3.50% (“LIBOR”), plus 8.25% or, for each quarterly interest period in which a PIK Interest Payment is made, LIBOR plus 10.25%.  Accordingly, increases in interest rates could increase the associated interest payments that we are required to make on the Term Loans.  As of March 31, 2021, interest was accrued at 12.2% on the $125.0 million Term A Loan under the Credit Agreement.

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

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity. A hypothetical 100 basis point increase or decrease in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments, including our borrowings, but may affect our future earnings and cash flows. We generally have the ability to hold our fixed-income investments to maturity and, therefore, do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we do not believe that we have material exposure to interest rate risk arising from our investments. Generally, our investments are not collateralized. We have not realized any significant losses from our investments.

We do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities.

Foreign Currency Risk

The majority of our transactions and the greatest magnitude of these transactions occur in U.S. dollars and although we have initiated operations in Europe, we did not have significant operating activities or significant investments in foreign countries as of March 31, 2021. Therefore, we were not subject to significant foreign currency exchange risk in our normal operations.

Item 4.         Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to BioCryst Pharmaceuticals, Inc. required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Relating to Our Business

Risks Relating to COVID-19

Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by the effects of the COVID-19 pandemic on us or on third parties with whom we conduct business, including without limitation our development partners, manufacturers, clinical research organizations (“CROs”), and others, as well as on the regulatory and government agencies with whom we work.

The COVID-19 pandemic has spread to multiple countries around the world, is affecting the United States and global economies, and may cause significant disruptions to our business, operations, and clinical development or commercialization plans and timelines, as well as the business and operations of third parties with whom we conduct business. For example, quarantines, shelter-in-place, similar government orders and evolving business policies and procedures have impacted and may continue to impact, among other things: (1) our personnel and those of third parties on whom we rely, including our development partners (such as Torii), manufacturers, CROs, and others; (2) the conduct of our current and future clinical trials and commercial interactions; and (3) the operations of the FDA, European Medicines Agency (“EMA”), Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”), and other health and governmental authorities, which could result in delays of reviews and approvals.

If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be stopped or delayed, or the costs of such development and commercialization activities could increase, any of which could have a material adverse impact on our business. For example, our suppliers or other vendors may be unable to meet their obligations to us or perform their services as expected as a result of the COVID-19 pandemic or other health epidemics. In such circumstances, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Such delays could adversely impact our ability to meet our desired clinical development and any commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.

In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, the acceleration of COVID-19 slowed startup of the inadequate C5 responder cohorts in our complement oral Factor D inhibitor program and, as a result, delayed the reporting of related data in 2020. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city, or state could adversely impact our clinical trial operations.

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

The global pandemic of COVID-19 continues to evolve, with the ultimate impact of the COVID-19 pandemic or a similar health epidemic being uncertain and subject to change. These effects could be material, and we will continue to monitor the COVID-19 situation closely. We do not yet know the full extent and magnitude of the impacts that COVID-19 has had or will have on our business, on the healthcare system, or on the global economy. In addition, the COVID-19 pandemic could have the effect of heightening many of the other risks described below.

Financial and Liquidity Risks

We have incurred losses since our inception, expect to continue to incur such losses, and may never be profitable.

Since our inception, we have not achieved sustained profitability. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts and commercial activities progress. We expect that such losses will fluctuate from quarter to quarter and that losses and fluctuations may be substantial. To become profitable, we, or our collaborative partners, must successfully manufacture and develop products and product candidates, receive regulatory approval, and successfully commercialize our products and/or enter into profitable commercialization arrangements with other parties. It could take longer than expected before we receive, or we may never receive, significant revenue from any current or future license agreements or significant revenues directly from product sales. Even if we are able to successfully commercialize our existing products, or to develop new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligation to pay RPI royalties on certain ORLADEYO and BCX9930 revenues under the Royalty Purchase Agreement, may reduce the profitability of such products.

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

In order to continue future operations, progress our drug development programs, and commercialize our current products and product candidates, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may access the equity or debt markets, incur additional borrowings, or seek other sources of funding to meet liquidity needs at any time. Additional funding, whether through additional sales of securities, additional borrowings, royalty or other monetization transactions, collaborative arrangements with partners, including corporate partners such as Torii and governmental agencies such as BARDA/HHS or NIAID/HHS, or from other sources, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of our currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under our Credit Agreement. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

Our ability to raise additional capital when needed or at all may be limited and may greatly depend upon our success in commercializing and achieving market acceptance of ORLADEYO and the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs (including but not limited to formulation progress, long-term human safety studies, and carcinogenicity, drug-drug interaction, toxicity, or other required studies) for BCX9250 for the treatment of FOP, BCX9930 for diseases of the complement system, our broad-spectrum antiviral program, including galidesivir, and other rare disease product candidates, as well as any post-approval studies for our products. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of COVID-19, may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government), which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of COVID-19. Any such instability may impact these parties’ ability to fulfill contractual obligations to us, or it might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development and commercialization of our products and product candidates.

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

The process of preparing for and obtaining regulatory approval in any jurisdiction may be lengthy and expensive, and approval is never certain. Because of the risks and uncertainties inherent to the development process, including risks and uncertainties related to the impact of COVID-19, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. As discussed under “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—Our success depends upon our ability to advance our products through the various stages of development, especially through the clinical trial process, and to receive regulatory approval for the commercial sale of our product candidates,” we or our partners may experience any number of unfavorable outcomes during or as a result of pre-clinical studies and clinical trials that could delay or prevent regulatory approval of our product candidates, or negatively impact our management’s credibility, our value and our operating results.

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

Because we focus on developing drugs as treatments for rare diseases, we may seek orphan drug, breakthrough therapy or fast track designations for our product candidates in the United States or the equivalent designations elsewhere in the world. Often, regulatory authorities have broad discretion in determining whether or not to grant such designations. We cannot guarantee that our product candidates will receive orphan drug status from the FDA or equivalent designations from other regulatory authorities. We also cannot guarantee that we will receive breakthrough therapy, fast track, or equivalent designations, which provide certain potential benefits such as more frequent meetings with the applicable regulatory authorities to discuss development plans, intensive guidance on efficient drug development programs, and potential eligibility for rolling review or priority review. Even if we are successful in obtaining any such designations for our product candidates, such designations may not lead to faster development or regulatory review or approval and do not increase the likelihood that our product candidates will receive marketing approval. For instance, although BCX9930 for PNH has received Fast Track and Orphan Drug designations from the FDA, we may not experience a faster development, review or approval process compared to the conventional process in the relevant jurisdictions. We may not be able to obtain or maintain these designations for BCX9930 or other product candidates that receive them, and our competitors may obtain these designations for their product candidates, which could impact our ability to develop and commercialize our products and product candidates or compete with such competitors, which may adversely impact our business, financial condition or results of operations.

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

Even after receiving regulatory approval, any product could fail to gain sufficient, or even any, market acceptance by physicians, patients, third-party payors, health authorities and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. If an approved product does not achieve an adequate level of market acceptance, it may not generate significant revenues. The occurrence of any of the foregoing could have a material and adverse impact on our business.

If we fail to successfully commercialize or establish collaborative relationships to commercialize certain of our products and product candidates, or if any partner terminates or fails to perform its obligations under agreements with us, potential revenues from commercialization of our products and product candidates could be reduced, delayed or eliminated.

Our business strategy is to increase the asset value of our product and product candidate portfolio. We believe this is best achieved by retaining full product rights or through collaborative arrangements with third parties as appropriate. As needed, potential third-party relationships could include preclinical development, clinical development, regulatory approval, marketing, sales, and distribution of our products and product candidates.

Currently, we have established collaborative relationships with Torii for the commercialization of ORLADEYO in Japan, with each of Shionogi and Green Cross for the development and commercialization of peramivir, and with Mundipharma for the development and commercialization of Mundesine (forodesine). The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

●

our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory commercial, regulatory or clinical results, including post-approval clinical commitments, a change in business strategy, a change of control or other reasons;

●	our contracts for collaborative arrangements may expire;
●

the possibility that expiration or termination of collaborative relationships, such as those with certain of our distribution partners, may trigger repurchase obligations of the Company for unsold product held by our partner;

●	our partners may choose to pursue alternative technologies, including those of our competitors;
●

we may have disputes with a partner that could lead to litigation or arbitration, such as the recent arbitration proceeding between us and Seqirus UK Limited, which could result in substantial costs and divert the attention of our management;

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

●	we or our partners may not devote sufficient capital or resources toward our products and product candidates; and
●	we or our partners may not comply with applicable government regulatory requirements.

If we or our partners fail to fulfill our responsibilities in a timely manner, or at all, our development and commercialization efforts related to that collaboration could be reduced, delayed or terminated, or it may be necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our partner. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development or commercialization of one or more of our products or product candidates, undertake commercialization activities at our own expense or find alternative sources of funding. Any delay in the development or commercialization of our products and product candidates would severely affect our business, because if our product candidates do not progress through the development process or reach the market in a timely manner, or at all, or if our products do not achieve market success, we may not receive any revenues from product sales or licensing arrangements.

The results of our partnership with Torii may not meet our current expectations.

We have an agreement with Torii for the development and commercialization of ORLADEYO in Japan. We do not have a history of working with Torii and cannot predict the success of this collaboration. Our ability to realize the expected benefits of this collaboration, including with respect to the receipt or amounts of royalty payments, is subject to a number of risks, including that the commercial potential of ORLADEYO may not meet our current expectations, we or Torii may fail to comply with our respective obligations under the Torii Agreement, and third parties may fail to perform their obligations to us on a timely basis or at all.

The Torii Agreement provides that we will be entitled to receive tiered royalty payments, the amounts of which will depend upon the amount of annual net sales of ORLADEYO in Japan during each calendar year and other factors. We remain responsible for regulatory activities with respect to ORLADEYO in Japan for one year after the first commercial sale. We expect to use third parties to satisfy many of our obligations under the Torii Agreement, including but not limited to our regulatory and other responsibilities in Japan. If our interactions, or those of our third-party agents, are unsuccessful, we could fail to meet our obligations under the Torii Agreement, which could negatively impact the commercial success and the partnership, impact the economic benefit expected or require additional development of ORLADEYO.

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

Any of the foregoing risks could materially adversely impact our ability to perform our obligations under the Torii Agreement, which could materially reduce the economic benefits of the Torii Agreement to us and impair or result in the termination of our collaboration with Torii.

There can be no assurance that our commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain.

There can be no assurance that our and our partners’ commercialization efforts, methods and strategies will succeed. Although we have expanded and added experienced professionals to our internal commercial team, as a company we do not have a great deal of experience in commercializing our products or technologies. In addition, we may be unable to establish or sufficiently increase our sales, marketing and distribution capabilities for products we currently, or plan to, commercialize. Our ability to receive revenue from products we or our partners commercialize is subject to several risks, including:

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

●

we may fail to employ a comprehensive and effective intellectual property strategy, which could result in decreased commercial value of our Company and our products and product candidates, or royalties associated with such products (e.g., the loss of the peramivir patent in Korea, which may result in a reduced royalty from Green Cross);

●	we may fail to employ a comprehensive and effective regulatory strategy, which could result in a delay or failure in commercialization of our products;

●	our and our partners’ ability to successfully commercialize our products is affected by the competitive landscape, which cannot be fully known at this time;
●	revenue from product sales would depend on our ability to obtain and maintain favorable pricing;
●	reimbursement is constantly changing, which could greatly affect usage of our products;
●

future revenue from product sales would depend on our ability to successfully complete clinical studies, obtain regulatory approvals, and manufacture, market, distribute and commercialize our approved drugs; and

●	the impact of the COVID-19 pandemic on us or our partners.

In addition, future revenue from sales of ORLADEYO is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the U.S. and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party payors, the conversion of patients from our clinical trials and early access programs to commercial customers, and market trends.

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

We depend on third-party vendors in the manufacture and distribution of our products, product candidates and the materials for our products and product candidates. If we cannot rely on existing third-party vendors, we will be required to incur significant costs and potential delays in finding new third-party vendors, which could adversely impact the development and commercialization timeframes for our products and product candidates.

We depend on third-party vendors, including third-party manufacturers, distributors, and specialty pharmacies, in the manufacture and distribution of our products, product candidates, and the materials for our product candidates. Often, especially in the early development and commercialization process, we have only one or limited sources for a particular product or service, such as manufacturing and/or distribution. We depend on these third-party vendors to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party vendors, particularly our third-party manufacturers and distributors, which may be the only vendor we have engaged for a particular product or service or in a particular region, may encounter difficulties with meeting our requirements, including but not limited to problems involving, as applicable:

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
●

lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies or local customs, particularly associated with ORLADEYO, BCX9930, BCX9250, galidesivir, peramivir and our early-stage compounds.

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

In addition, our contract manufacturers may not be able to manufacture the materials required for our products or product candidates at a cost or in quantities necessary to make them commercially viable. Our raw materials, drug substances, products, and product candidates are manufactured by a limited group of suppliers, including some at a single facility. If any of these suppliers were unable to produce these items, this could significantly impact our supply of products and product candidate material for further preclinical testing and clinical trials. To date, our third-party manufacturers have met our manufacturing requirements, but they may not continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval in accordance with the FDA’s cGMP and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or foreign regulatory authorities may at any time implement new standards, or change their interpretation and enforcement of existing standards, for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties any of which could be costly to us and could result in a delay or shortage of product.

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

Commercialization success of our products is uncertain and is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, commercialization of our products is subject to further risks and may be negatively impacted by a number of factors, including, but not limited to, the following:

●	our products may not prove to be adequately safe and effective for market approval in markets other than the markets in which they are currently approved;
●	necessary funding for post-marketing commitments and further development of our products may not be available timely, at all, or in sufficient amounts;
●	advances in competing products could substantially replace potential demand for our products;
●	government and third-party payors may not provide sufficient coverage or reimbursement, which would negatively impact the demand for our products;
●

we may not be able to supply commercial material to our partners and our partners may not be able to maintain or establish sufficient and acceptable commercial manufacturing, either directly or through third-party manufacturers;

●

the commercial demand and acceptance for our products by healthcare providers and by patients may not be sufficient to result in substantial product revenues to us or to our partners and may result in little to no revenue, milestone payments, or royalties to us;

●	effectiveness of marketing and commercialization efforts for our products by us or our partners;
●	market satisfaction with existing alternative therapies;
●	perceived efficacy relative to other available therapies;
●	disease prevalence;
●	cost of treatment;
●	pricing and availability of alternative products;
●	marketing and sales activities of competitors;
●	shifts in the medical community to new treatment paradigms or standards of care; and
●	relative convenience and ease of administration.

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

We received FDA approval of ORLADEYO, an oral, once-daily therapy for the prevention of HAE, in December 2020. We subsequently received regulatory approvals for ORLADEYO in Japan and the European Union in January 2021 and April 2021, respectively. In addition, we are performing research on or developing products for the treatment of several other rare diseases, including diseases of the complement system and FOP, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for our pharmaceutical products and product candidates. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. There are licensed therapies for HAE (including Berinert®, Haegarda®, Cinryze®, Kalbitor®, Takhzyro®, Firazyr® (icatibant), generic icatibant, and Ruconest®), therapies for certain complement-mediated diseases such as PNH, aHUS, myasthenia gravis, and neuromyelitis optica spectrum disorder (Soliris® and UltomirisTM), products for the prevention or treatment of influenza (seasonal flu vaccines, Tamiflu® (oseltamivir), generic oseltamivir, Relenza®, and Inavir®, favipiravir, and Xofluza™), and a number of additional products in clinical development in these therapeutic areas and for the treatment of FOP. In addition, various government entities throughout the world may offer incentives, grants and contracts to encourage additional investment into preventative and therapeutic agents against viruses such as influenza, coronavirus, Ebola, and others, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. See “Business—Competition” in Part I, Item 1 of our most recent Annual Report on Form 10-K for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.

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

The FDA and foreign regulatory authorities may also impose post-approval commitments on us for approved products, which we may not complete successfully or on time for any number of reasons, including but not limited to lack of funds to complete the studies and insufficient interest by appropriate sites, investigators or study subjects. For example, as a condition of the approval of RAPIVAB, we were required to complete pediatric patient trials and to submit the final results of these clinical trials to the FDA and EMA. We may be subject to penalties if we fail to comply with post-approval legal and regulatory requirements, and our products could be subject to continual recordkeeping and reporting requirements, review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to the other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, the approval of our products and any other future product candidates may be subject to requirements for costly post-approval testing and surveillance to monitor its safety or efficacy.

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

We are subject to the risk of fraud or other misconduct by our employees and consultants, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee and consultant misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee and consultant misconduct, whether intentional, reckless, negligent, or unintentional, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

If we or our partners are unable or fail to adequately initiate, protect, defend or enforce our intellectual property rights in any area of commercial interest or in any part of the world where we wish to seek regulatory approval for our products, methods, processes and other technologies, the value of our products and product candidates to produce revenue would diminish. Additionally, if our products, methods, processes, and other technologies or our commercial use of such products, processes, and other technologies, including but not limited to any trade name, trademark or commercial strategy infringe the proprietary rights of other parties, we could incur substantial costs. The USPTO and the patent offices of other jurisdictions have issued to us a number of patents for our various inventions, and we have in-licensed several patents from various institutions. We have filed additional patent applications and provisional patent applications with the USPTO. We have filed a number of corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications, as appropriate. We have also filed certain trademark and trade name applications worldwide. We cannot assure you as to:

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

We may initiate, or others may bring against us, litigation or administrative proceedings related to intellectual property rights, including proceedings before the USPTO or other foreign patent office. Any judgment adverse to us in any litigation or other proceeding arising in connection with a patent or patent application could materially and adversely affect our business, financial condition and results of operations. In addition, the costs of any litigation or administrative proceeding may be substantial whether or not we are successful.

Our success is also dependent upon the skills, knowledge and experience, none of which is patentable, of our scientific and technical personnel. To help protect our rights, we require all employees, consultants, advisors and partners to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside of our company and require disclosure and assignment to us of their ideas, developments, discoveries and inventions. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information, and if any of our proprietary information is disclosed, our business will suffer because our revenues depend upon our ability to license or commercialize our products and product candidates and any such events would significantly impair the value of such products and product candidates.

Product Liability Risks

We face an inherent risk of liability in the event that the use or misuse of our products or product candidates results in personal injury or death and our product liability insurance coverage may be insufficient.

If the use or misuse of any products we sell, or a partner sells, harms people, we may be subject to costly and damaging product liability claims brought against us by consumers, healthcare providers, pharmaceutical companies, third-party payors or others. The use of our product candidates in clinical trials, including post-marketing clinical studies, could also expose us to product liability claims. We cannot predict all of the possible harms or side effects that may result from the use of our products or the testing of product candidates, and therefore, the amount of insurance coverage we currently have may not be adequate to cover all liabilities or defense costs we might incur. A product liability claim or series of claims brought against us could give rise to a substantial liability that could exceed our resources. Even if claims are not successful, the costs of defending such claims and potential adverse publicity could be harmful to our business.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face even greater risks upon any commercialization by us of our products or product candidates. We have product liability insurance covering our clinical trials. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

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

We have contracts with BARDA/HHS and NIAID/HHS for the development of galidesivir as a treatment for diseases caused by RNA pathogens, including Marburg virus disease, Yellow Fever and Ebola virus disease. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or, if we are found to be in violation, could result in contract termination. If the U.S. Government terminates any of its contracts with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, significant negative impact on our cash flows and operations could result.

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

If we are unable or fail to meet payment obligations, performance milestones relating to the timing of regulatory filings, product supply obligations, post-approval commitments, or development and commercial diligence obligations; are unable or fail to make milestone payments or material data use payments in accordance with applicable provisions; or fail to pay the minimum annual payments under any of our in-licenses relating to our products or product candidates, our licensors may terminate the applicable license or seek other available remedies. As a result, our development of the respective product candidate or commercialization of the product would cease.

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

As of March 31, 2021, we had an outstanding principal balance under our Credit Agreement of $123.3 million, net of deferred financing costs and inclusive of the PIK Interest Payment.  We may also draw up to another $75.0 million in aggregate principal amount under the Term B Loan and the Term C Loan (each as defined in the Credit Agreement) under the Credit Agreement if, among other conditions, the Company reaches defined revenue milestones and, with respect to a draw on the Term C Loan, the Term B Loan has been funded prior to or contemporaneously with the Term C Loan. Our indebtedness could have important consequences to our stockholders.  For example, it:

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

●	introduction of new health authority requirements and/or changes in health authority expectations;
●	failure by us or our partners to obtain and maintain regulatory approvals for the use of our products in various countries;
●	complexities and difficulties in obtaining and maintaining protection for, and enforcing, our intellectual property;
●	difficulties in staffing and managing foreign operations;
●	complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
●	limits on our ability to penetrate international markets;
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

We are also subject to evolving European privacy laws on electronic marketing and cookies. The EU is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation that will be directly implemented in the laws of each EU member state. While this e-Privacy Regulation was originally intended to be adopted on May 25, 2018, it is still going through the European legislative process and the timing of its adoption remains unclear.

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

We and our third-party vendors store commercial product, clinical and stability samples at our facilities that could be damaged if the facilities incur physical damage or in the event of an extended power failure. We have backup power systems in addition to backup generators to maintain power to all critical functions, but any loss of these products or samples could result in significant delays in our commercialization or drug development process.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2021, the 52-week range of the market price of our stock was from $1.80 to $14.24 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of April 30, 2021, there were 177,696,474 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of April 30, 2021, there were 25,622,000 stock options outstanding and 3,142,374 shares available for issuance under our Amended and Restated Stock Incentive Plan, 4,264,543 stock options outstanding and 128,582 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan and 2,679,554 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Our Amended and Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, stockholders, employees or agents arising out of or relating to any provision of the General Corporation Law of Delaware or our Certificate of Incorporation or Amended and Restated Bylaws or (iv) any action against us or any of our directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware. This exclusive forum provision does not apply to establish the Delaware Court of Chancery as the forum for actions or proceedings brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the ongoing COVID-19 pandemic), trade wars, political unrest or other events could disrupt our business or operations or those of our development partners (such as Torii), manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. If our operations or those of third parties with whom we have business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business. See “Risk Factors—Risks Relating to Our Business—Risks Relating to COVID-19⸻Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by the effects of the COVID-19 pandemic on us or on third parties with whom we conduct business, including without limitation our development partners, manufacturers, clinical research organizations (“CROs”), and others, as well as on the regulatory and government agencies with whom we work.”

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

Item 6.         Exhibits

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.

3.6	Certificate of Elimination of the Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 13, 2020.

3.7	Certificate of Amendment to the Third Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 13, 2020.

3.8	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.9	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

(10.1)	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Dr. Helen M. Thackray, dated February 18, 2021.

(10.2)	Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File – The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline XBRL (contained in Exhibit 101).

( )	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May, 2021.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony Doyle
Anthony Doyle
Chief Financial Officer
(Principal Financial Officer)

/s/ Michael L. Jones
Michael L. Jones
Executive Director, Finance and Principal Accounting Officer
(Principal Accounting Officer)