Form 10-Q
period 2021-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2021-08-09
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

+1-919-859-1302

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of July 30, 2021 was 178,869,928.

BIOCRYST PHARMACEUTICALS, INC.

EX-10.3

EX-10.4

EX-10.5

EX-10.6

EX-31.1

EX-31.2

EX-32.1

EX-32.2

When used in this report, unless otherwise indicated, “we,” “our,” “us,” the “Company,” and “BioCryst” refer to BioCryst Pharmaceuticals, Inc. and, where appropriate, its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report, as well as any amendments we make to those sections in filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements include, but are not limited to, statements about:

●

the preclinical development, clinical development, commercialization, or post-marketing studies of our products and product candidates, including ORLADEYO® (berotralstat), BCX9930, BCX9250, peramivir, galidesivir, and early-stage discovery programs;

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

●

We face risks related to our government-funded programs and are subject to various U.S. Government contract requirements, which typically contain a number of extraordinary provisions that would not typically be found in commercial contracts and which may create a disadvantage and additional risks to us as compared to competitors that do not rely on U.S. Government contracts.

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

●	We are subject to legal proceedings, which could harm our reputation or result in other losses or unexpected expenditure of time and resources.

●

If we fail to retain our existing key personnel or fail to attract and retain additional key personnel, the development of our product candidates, the commercialization of our products, and the related expansion of our business will be delayed or stopped.

iii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2021 and December 31, 2020

(In thousands, except per share data)

	2021	2020
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$210,314	$272,127
Restricted cash	4,348	2,221
Investments	8,114	28,239
Trade receivables	27,620	8,646
Inventories	9,846	7,039
Prepaid expenses and other current assets	5,560	5,528
Total current assets	265,802	323,800
Property and equipment, net	7,669	7,113
Other assets	3,813	3,802
Total assets	$277,284	$334,715

Liabilities and Stockholders’ Equity
Accounts payable	$10,087	$18,713
Accrued expenses	48,765	33,942
Interest payable	25,217	21,670
Deferred revenue	551	150
Lease financing obligation	981	1,179
Non-recourse notes payable	30,000	30,000
Total current liabilities	115,601	105,654
Lease financing obligation	4,100	3,871
Royalty financing obligation	136,862	124,717
Secured term loan	126,796	119,735
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized - 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value: shares authorized - 450,000; shares issued and outstanding – 178,725 in 2021 and 176,883 in 2020	1,787	1,769
Additional paid-in capital	1,022,975	1,002,408
Accumulated other comprehensive income	87	3
Accumulated deficit	(1,130,924)	(1,023,442)
Total stockholders’ equity	(106,075)	(19,262)
Total liabilities and stockholders’ equity	$277,284	$334,715

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Six Months Ended June 30, 2021 and 2020

(In thousands, except per share data-Unaudited)

	Three Months		Six Months
	2021	2020	2021	2020
Revenues
Product sales	$33,430	$—	$51,301	$218
Royalty revenue	128	44	(769)	1,989
Milestone revenue	15,000	—	15,000	—
Collaborative and other research and development	1,401	2,827	3,486	5,487
Total revenues	49,959	2,871	69,018	7,694
Expenses
Cost of product sales	297	—	6,220	—
Research and development	52,873	27,498	95,308	57,365
Selling, general and administrative	26,325	13,883	48,439	29,748
Royalty	46	—	10	69
Total operating expenses	79,541	41,381	149,977	87,182
Loss from operations	(29,582)	(38,510)	(80,959)	(79,488)
Interest and other income	13	2,758	39	9,204
Interest expense	(13,495)	(2,918)	(26,399)	(5,965)
(Loss) gain on foreign currency	(134)	63	(163)	43
Net loss	$(43,198)	$(38,607)	$(107,482)	$(76,206)
Foreign currency translation adjustment	(92)	—	86	—
Unrealized (loss) gain on available for sale investments	(3)	(11)	(2)	(36)
Comprehensive loss	$(43,293)	$(38,618)	$(107,398)	$(76,242)

Basic and diluted net loss per common share	$(0.24)	$(0.24)	$(0.60)	$(0.48)
Weighted average shares outstanding	178,127	161,569	177,737	157,862

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2021 and 2020

(In thousands-Unaudited)

	2021	2020
Operating activities
Net loss	$(107,482)	$(76,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	377	401
Stock-based compensation expense	13,111	6,034
Non-cash interest expense on royalty financing obligation	15,604	—
Non-cash paid in-kind interest on secured term loan	7,459	—
Amortization of debt issuance costs	(399)	681
Amortization of premium/discount on investments	34	104
Change in fair value of foreign currency derivative	—	590
Changes in operating assets and liabilities:
Receivables	(18,976)	18,149
Inventory	(2,809)	(5,233)
Prepaid expenses and other assets	(34)	817
Accounts payable and accrued expenses	2,743	(1,156)
Interest payable	3,547	2,902
Deferred revenue	403	(1,405)
Net cash used in operating activities	(86,422)	(54,322)

Investing activities
Acquisitions of property and equipment	(912)	(187)
Purchases of investments	—	(15,438)
Sales and maturities of investments	20,089	21,417
Net cash provided by investing activities	19,177	5,792

Financing activities
Sale of common stock, net	—	92,848
Sale of pre-funded warrants	—	14,817
Net proceeds from common stock issued under stock-based compensation plans	7,474	798
Net cash provided by (used in) financing activities	7,474	108,463
Effect of exchange rate on cash and cash equivalents	85	—
(Decrease) increase in cash, cash equivalents and restricted cash	(59,686)	59,933

Cash, cash equivalents and restricted cash at beginning of period	274,348	115,723

Cash, cash equivalents and restricted cash at end of period	$214,662	$175,656

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and Six Months Ended June 30, 2021 and 2020

(In thousands, except per share amounts-Unaudited)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2020	$1,769	$1,002,408	$3	$(1,023,442)	$(19,262)
Net loss	—	—	—	(64,284)	(64,284)
Other comprehensive income	—	—	179	—	179
Employee stock purchase plan sales, 193 shares, net	2	721	—	—	723
Exercise of stock options, 593 shares, net	6	2,171	—	—	2,177
Stock-based compensation expense	—	5,479	—	—	5,479
Balance at March 31, 2021	$1,777	$1,010,779	$182	$(1,087,726)	$(74,988)
Net loss	—	—	—	(43,198)	(43,198)
Other comprehensive loss	—	—	(95)	—	(95)
Exercise of stock options, 1,056 shares, net	10	4,564	—	—	4,574
Stock-based compensation expense	—	7,632	—	—	7,632
Balance at June 30, 2021	$1,787	$1,022,975	$87	$(1,130,924)	$(106,075)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2019	$1,541	$877,300	$39	$(840,628)	$38,252
Net loss	—	—	—	(37,599)	(37,599)
Other comprehensive loss	—	—	(25)	—	(25)
Employee stock purchase plan sales, 110 shares, net	1	265	—	—	266
Stock-based compensation expense	—	2,754	—	—	2,754
Balance at March 31, 2020	$1,542	$880,319	$14	$(878,227)	$3,648
Net loss	—	—	—	(38,607)	(38,607)
Other comprehensive loss	—	—	(11)	—	(11)
Exercise of stock options, 193 shares, net	2	530	—	—	532
Issuance of common stock, 22,044 shares, net	220	92,628	—	—	92,848
Issuance of pre-funded warrants, 3,511 warrants	—	14,817	—	—	14,817
Stock-based compensation expense	—	3,280	—	—	3,280
Balance at June 30, 2020	$1,764	$991,574	$3	$(916,834)	$76,507

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1 — Significant Accounting Policies

The Company

BioCryst Pharmaceuticals, Inc. (the “Company”) is a commercial-stage biotechnology company that discovers novel, small-molecule medicines. The Company focuses on the treatment of rare diseases in which significant unmet medical needs exist and an enzyme plays the key role in the biological pathway of the disease. The Company was founded in 1986 and incorporated in Delaware in 1991, and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. The Company has incurred losses and negative cash flows from operations since inception.

Based on the Company’s expectations for revenue, operating expenses, and its option to access an additional $75 million from its existing credit facility, the Company believes its financial resources available at June 30, 2021 will be sufficient to fund its operations into 2023. The Company has sustained operating losses for the majority of its corporate history and expects that its 2021 expenses will exceed its 2021 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company also may consider other plans to fund future operations, including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates, the timing, scope and magnitude of its commercial expenses and key development and regulatory events, and its decisions in the future.

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

Restricted Cash

Restricted cash as of June 30, 2021 and December 31, 2020 reflects $2,920 and $796, respectively, in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 2) and $1,428 and $1,425, respectively, the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At June 30, 2021, the Company believes that the cost of its investments is recoverable in all material respects.

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

	June 30, 2021
			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value
Obligations of U.S. Government and its agencies	$7,174	$—	$1	$—	$7,175
Certificates of deposit	937	2	—	—	939
Total investments	$8,111	$2	$1	$—	$8,114

	December 31, 2020
			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value
Obligations of U.S. Government and its agencies	$24,986	$14	$3	$(3)	$25,000
Certificates of deposit	3,225	11	3	—	3,239
Total investments	$28,211	$25	$6	$(3)	$28,239

The Company’s investments at June 30, 2021 and December 31, 2020 have maturities of one year or less.

Trade Receivables

Product Sales

Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO® and RAPIVAB®.  At June 30, 2021 and December 31, 2020, receivables related to sales of ORLADEYO were $20,925 and $149, respectively. At June 30, 2021 and December 31, 2020, receivables related to sales of RAPIVAB were $182 and $254, respectively. Receivables from product sales are evaluated to determine if any reserve or allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions and the Company’s own historical collection experience.  No reserve or allowance amounts were recorded as of June 30, 2021 and December 31, 2020, respectively.

Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi, Green Cross Corporation (“Green Cross”), Torii Pharmaceutical Co., Ltd. (“Torii”) and Mundipharma International Holdings Limited (“Mundipharma”). These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date based on historical collection experience or specific circumstances, and no amounts were recorded at June 30, 2021 and December 31, 2020.

At June 30, 2021 and December 31, 2020, the Company had the following receivables.

	June 30, 2021
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$6,381	$6,381
Royalty receivables from partners	128	4	132
Total receivables	$128	$6,385	$6,513

	December 31, 2020
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$5,402	$5,402
Royalty receivables from partners	2,816	25	2,841
Total receivables	$2,816	$5,427	$8,243

Monthly invoices are submitted to the U.S. Department of Health and Human Services related to reimbursable research and development costs. The Company is also entitled to monthly reimbursement of indirect costs based on rates stipulated in the underlying contract. The Company’s calculations of its indirect cost rates are subject to audit by the U.S. Government.

Inventory

At June 30, 2021 and December 31, 2020, the Company’s inventory related to ORLADEYO and peramivir, which are being manufactured for the Company’s partners and, in the case of peramivir, the U.S. Government. The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials, labor, manufacturing overhead and shipping and handling costs on a first-in, first-out (FIFO) basis. Raw materials and work-in-process include all inventory costs prior to packaging and labelling, including raw material, active product ingredient, and drug product. Finished goods include packaged and labelled products.

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

The Company’s inventories as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$4,990	$206
Work-in-process	4,597	2,555
Finished goods	529	4,548
Total Inventory	$10,116	$7,309
Reserves	(270)	(270)
Total Inventory, net	$9,846	$7,039

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of June 30, 2021 and December 31, 2020, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive loss and recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. For the six months ended June 30, 2021, realized gains of $1 were reclassified out of accumulated other comprehensive loss. For the six months ended June 30, 2020, realized gains of $1 were reclassified out of accumulated other comprehensive loss.

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

The Company recorded the following revenues for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Product sales, net:
ORLADEYO	$28,374	$—	$39,312	$—
Peramivir	434	—	7,254	218
RAPIVAB	4,622	—	4,735	-
Total product sales, net	33,430	—	51,301	218
Royalty revenue	128	44	(769)	1,989
Milestone revenue	15,000	—	15,000	—
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	1,401	2,545	3,486	4,152
Torii Pharmaceutical Co., Ltd.	—	282	—	1,335
Total collaborative and other research and development revenues	1,401	2,827	3,486	5,487
Total revenues	$49,959	$2,871	$69,018	$7,694

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

Advertising

Advertising and promotional costs are expensed in “Selling, general and administrative” as the costs are incurred. Advertising expenses related to ORLADEYO were $1,800 and $3,204 for the three and six months ended June 30, 2021, respectively. The Company did not incur advertising and product promotion expenses in the corresponding prior year period.

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

Interest Expense and Deferred Financing Costs

Interest expense for the three and six months ended June 30, 2021 was $13,495 and $26,399, respectively, and primarily relates to the royalty financing obligation (Note 2), the secured term loan borrowing from the Credit Agreement (Note 3) and the PhaRMA Notes (Note 2). Interest expense for the three and six months ended June 30, 2020 was $2,918 and $5,965, respectively, and primarily relates to the secured term loan borrowing from the PhaRMA Notes (Note 2) and the Senior Credit Facility (Note 4). Costs directly associated with the borrowings have been capitalized and are netted against the corresponding debt liabilities on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the corresponding borrowings using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $(154) and $(211) for the three and six months ended June 30, 2021, respectively.   Amortization of deferred financing costs and original issue discount included in interest expense was $341 and $681 for the three and six months ended June 30, 2020, respectively.

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

Currency Hedge Agreement

In connection with the issuance by JPR Royalty Sub LLC of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The final tranche of the options under the Currency Hedge Agreement expired in November 2020. The Currency Hedge Agreement did not qualify for hedge accounting treatment; therefore mark-to-market adjustments were recognized in the Company’s Consolidated Statements of Comprehensive Loss. For the six months ended June 30, 2020, cumulative mark-to-market adjustments resulted in a loss of $590. In addition, the Company realized currency exchange gains of $632 during the first six months of 2020.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s employee stock purchase plan were anti-dilutive. The calculation of diluted earnings per share for the three months ended June 30, 2021 and 2020 does not include 27,419 and 14,007, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2021 and 2020 does not include 25,871 and 12,963, respectively, of such potential common shares, as their impact would be anti-dilutive.

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

Further, the Company’s drug development activities are performed by a limited group of third-party vendors. If any of these vendors were unable to perform its services, this could significantly impact the Company’s ability to complete its drug development activities.

Risks from Third-Party Manufacturing and Distribution Concentration

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

The Company’s receivables from sales of ORLADEYO are primarily due from one customer, resulting in a concentration of credit risk.  Sales of ORLADEYO from the Company to the specialty pharmacy only occur once an order of product has been received by the specialty pharmacy from one of its customers, which include pharmacy benefit managers, insurance companies, government programs and group purchasing organizations.

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

The Company has reviewed other new accounting pronouncements that were issued as of June 30, 2021 and does not believe that these pronouncements are either applicable to the Company, or that they will have a material impact on its financial position or results of operations.

Note 2 — Royalty Monetizations

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

In September 2014, Royalty Sub was unable to pay the accrued interest obligation due September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding payment date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet and thereafter. The PhaRMA Notes had a final legal maturity date of December 1, 2020, at which time the outstanding principal amount of the PhaRMA Notes, together with accrued and unpaid interest, was due in full. As of June 30, 2021, the PhaRMA Notes remained outstanding and in default, and the Company will continue to record the liability and accrued interest owed until the Company is determined to no longer be the financial obligor, which is anticipated during 2021. As a result of the continuing events of default under the PhaRMA Notes, the holders of the PhaRMA Notes may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the events of default of the PhaRMA Notes are not expected to have a significant impact on the Company’s future results of operations or cash flows. As of June 30, 2021, the outstanding principal amount of the PhaRMA Notes was $30,000 and accrued and unpaid interest was $23,874.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of June 30, 2021, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 3% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 3 in the fair value hierarchy as defined in U.S. GAAP.

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

The cash consideration of $125,000 obtained pursuant to the Royalty Purchase Agreement is recorded in “Royalty financing obligation” on the Company’s consolidated balance sheet as of December 31, 2020. The fair value for the royalty financing obligation at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to RPI over the life of the arrangement. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration and sales price and are determined using forecasts from market data sources, which are considered Level 3 inputs. Deferred issuance costs, which consist primarily of advisory and legal fees, totaled $2,370 as of June 30, 2021. The royalty financing obligation and the deferred issuance costs are amortized using the effective interest method over the term of the arrangement, in accordance with the respective guidance. The effective interest rate as of June 30, 2021 was approximately 24%. For the six months ended June 30, 2021, accrued interest expense in the amount of $15,604 was added to the balance of the royalty financing obligation. Additionally, as of June 30, 2021, the Company had accrued royalties payable to RPI of $2,502, which reduced the royalty financing obligation. The Company will utilize the prospective method to account for subsequent changes in the estimated future payments to be made to RPI.

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

The Credit Agreement also provides for two additional term loans, at the Company’s option, in the respective principal amounts of $25,000 (the “Term B Loan”) and $50,000 (the “Term C Loan” and collectively with the Term A Loan and the Term B Loan, the “Term Loans”).  The Term B Loan and the Term C Loan may be drawn upon if, among other conditions, the Company reaches defined revenue milestones and, with respect to a draw on the Term C Loan, the Term B Loan has been funded prior to or contemporaneously with the Term C Loan.  The maturity date of the Credit Agreement is December 7, 2025.

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

The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default.  Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries to, among other things, grant liens, make investments, incur additional indebtedness, engage in mergers, acquisitions, and similar transactions, dispose of assets, license certain property, distribute dividends, make certain restricted payments, change the nature of the Company’s business, engage in transactions with affiliates and insiders, prepay other indebtedness, or engage in sale and leaseback transactions, subject to certain exceptions.  Additionally, as of the last day of each fiscal quarter (a “Test Date”), beginning with the first Test Date occurring immediately after the Term C Loan is drawn, if applicable, the Company may not permit consolidated net revenues from ORLADEYO sales in the United States for the four-fiscal quarter period ending on such Test Date to be less than the specified amounts set forth in the Credit Agreement (collectively, the “Revenue Tests”).  If the Company fails to satisfy the Revenue Tests as of any Test Date, it will have a one-time right (the “Cure Right”) to repay in full the entire amount of the Term C Loan outstanding at such time together with all accrued and unpaid interest thereon plus the prepayment premium, exit fee, and any other fees or amounts payable under the Credit Agreement at such time.  In addition, the Credit Agreement contains a minimum liquidity covenant requiring the Company to maintain at all times, as applicable, at least $15,000 of unrestricted cash and cash equivalents if only the Term A Loan has been drawn; at least $20,000 of unrestricted cash and cash equivalents if the Term B Loan has been drawn but the Term C Loan has not been drawn; and at least $15,000 (or, if the Cure Right has been exercised, $20,000) of unrestricted cash and cash equivalents if the Term C Loan has been drawn, subject to certain exceptions.

A failure to comply with the covenants in the Credit Agreement could permit the Lenders under the Credit Agreement to declare the outstanding principal as well as accrued interest and fees, to be immediately due and payable.

The Company's obligations under the Credit Agreement are secured by a security interest in, subject to certain exceptions, substantially all of the Company's assets.

The Credit Agreement provides for quarterly interest-only payments until the maturity date, with the unpaid principal amount of the outstanding Term Loans due and payable on the maturity date of December 7, 2025. The Term Loan is accruing interest at a rate of 12.17%. The Company has elected both the first and second quarterly interest payments in 2021 to be PIK Interest Payments. For the six months ended June 30, 2021, total PIK Interest Payments of $7,745 were added to the outstanding balance of the Term Loan. As of June 30, 2021, debt fees and issuance costs totaled $8,163 and are being amortized as part of interest expense on an effective interest rate method over the term of the Term A Loan. As of June 30, 2021, borrowings, including the PIK Interest Payment, under the Credit Agreement totaled $132,459. The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.

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

For the six months ended June 30, 2020, the Company recognized $2,779 in interest expense related to the Second Amended and Restated Senior Credit Facility. In December 2020, the Company repaid the outstanding principal of the Second Amended and Restated Senior Credit Facility of $40,000 along with exit fees and accrued interest through the payoff date that totaled $3,298. The unamortized deferred financing cost and original issue discount of $1,211 was expensed as a loss on debt extinguishment.

Note 5 — Lease Obligations and Other Contingencies

The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases as of June 30, 2021. The Company accounts for its leases in accordance with ASU 2016-02: Leases (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most operating leases. Certain operating leases provide for renewal options, which can vary by lease. The right-of-use asset and lease liabilities on the Company’s Consolidated Balance Sheets represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. As part of the Company’s assessment of the lease term, the Company elected the hindsight practical expedient, which allows companies to use current knowledge and expectations when determining the likelihood to extend lease options. Renewal options for the Company’s leases range from 1 to 5 years in length and begin from 2023 through 2026. The weighted average lease term for the Company’s operating leases was 13.5 years. The discount rate used in the calculation of the Company’s right-of-use asset and lease liability was determined based on the stated rate within each contract when available, or the Company’s collateralized borrowing rate from lending institutions. The weighted average discount rate for the Company’s operating leases was 12.8%.

The Company has not made any residual value guarantees related to its operating leases; therefore, the Company has no corresponding liability recorded on its Consolidated Balance Sheets.

Aggregate lease expense under operating leases was $913 and $935 for the six months ended June 30, 2021 and 2020, respectively. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis. Lease expense for leases with an initial term of twelve months or less was not material. Cash paid for amounts included in the measurement of lease liabilities was $819 and $841 for the six months ended June 30, 2021 and 2020, respectively.

Future lease payments for assets under operating leases as of June 30, 2021, are as follows:

Remaining Maturities of Lease Liabilities Year Ending December 31,	Operating Leases
2021	$606
2022	969
2023	834
2024	655
2025	581
Thereafter	7,327
Total lease payments	10,972
Less imputed interest	(5,891)
Total	$5,081

The Company’s current lease liability as of June 30, 2021 and December 31, 2020 was $981 and $1,179, respectively. The Company’s long-term lease liability as of June 30, 2021 and December 31, 2020 was $4,100 and $3,871, respectively. The current and long-term portions of the Company’s lease liability are presented within “Lease financing obligations” on the Consolidated Balance Sheets. The Company’s right-of use asset balance associated with operating leases totaled $3,813 and $3,802 at June 30, 2021 and December 31, 2020, respectively. These amounts are presented within “Other assets” on the Consolidated Balance Sheets. Operating right-of-use assets are recorded net of accumulated amortization of $2,111 and $2,641 as of June 30, 2021 and December 31, 2020, respectively.

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

On June 1, 2020, the Company issued 22,044 shares of common stock to the public at a purchase price of $4.50 per share and pre-funded warrants to purchase 3,511 shares of common stock at a purchase of $4.49 per pre-funded warrant, for total net proceeds to the Company of $108,096 million after deducting underwriting discounts and commissions and other offering expenses. Each pre-funded warrant is exercisable, subject to conditions in the warrant agreement, into one share of common stock at an exercise price of $0.01 per share. All warrants issued in this offering remain outstanding at June 30, 2021.

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

Note 7 — Stock-Based Compensation

As of June 30, 2021, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in April 2021 and approved by the Company’s stockholders on May 25, 2021. The Inducement Plan was adopted by the Board of Directors on April 24, 2019 and amended and restated by the Board of Directors in February 2020, July 2020, and July 2021. The ESPP was amended and restated in April 2021 and approved by the Company’s stockholders on May 25, 2021.

Stock-based compensation expense of $13,111 ($11,073 of expense related to the Incentive Plan, $1,274 of expense related to the Inducement Plan, and $764 of expense related to the ESPP) was recognized during the six months ended June 30, 2021, while $6,034 ($5,205 of expense related to the Incentive Plan, $710 of expense related to the Inducement Plan and $119 of expense related to the ESPP) was recognized during the six months ended June 30, 2020.  In August 2021, the Company modified outstanding stock option awards held by an executive officer separating from employment with the Company.  In connection with this separation of employment, the Company accelerated the vesting of 582,084 unvested stock options held by the executive, making them immediately exercisable.

There was approximately $60,067 of total unrecognized compensation expense related to non-vested stock option awards granted by the Company as of June 30, 2021. As of June 30, 2021, the Company expected to recognize that expense as follows: $11,248 during the remainder of 2021, $20,080 in 2022, $15,347 in 2023, $12,525 in 2024 and $867 in 2025. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests.

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

In August 2013, December 2014 and December 2019, the Company issued 1,032, 1,250 and 315 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of June 30, 2021, 100%, 85% and 100% of the August 2013, December 2014 and December 2019 grants, respectively, have vested. During 2020, the Company recognized $1,768 and $684 of stock compensation expense related to two milestones within the August 2013 and December 2019 grants for which achievement became probable.

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

Related activity under the Incentive Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance December 31, 2020	4,592	24,885	$6.52
Plan amendment	7,500	-	-
Restricted stock unit awards granted	(100)	-	-
Stock option awards granted	(1,928)	1,928	11.47
Stock option awards exercised	-	(1,619)	4.23
Stock option awards cancelled	105	(105)	7.59
Balance June 30, 2021	10,169	25,089	$7.04

For stock option awards granted under the Incentive Plan during the first six months of 2021 and 2020, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first six months of 2021 and 2020 was $7.84 and $3.35, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method.

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

Related activity under the Inducement Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance December 31, 2020	229	4,171	$3.88
Stock option awards granted	(138)	138	8.52
Stock option awards exercised	—	(30)	2.54
Stock option awards cancelled	78	(78)	3.57
Balance June 30, 2021	169	4,201	$4.05

For stock option awards granted under the Inducement Plan during the first six months of 2021 and 2020, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first six months of 2021 and 2020 was $5.86 and $3.67, respectively.

The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Incentive Plan and the Inducement Plan during the first six months of 2021 and 2020, respectively. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Plans

	2021	2020
Expected Life in Years	5.5	5.5
Expected Volatility	84.2%	83.7%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.8%	0.5%

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 6,180 shares remain available for purchase as of June 30, 2021. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates, and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 193 shares during the first six months of 2021 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 8 — Collaborative and Other Research and Development Contracts

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease and subsequently, Yellow Fever and Ebola virus disease. As of June 30, 2021, all options under this contract, as amended, have been awarded, and the total value of the contract, as amended, is $45,931, inclusive of the $2,897 added to the contract in August 2020 to support the development of galidesivir. In August 2020, NIAID/HHS awarded the Company a new contract, with potential aggregate funding up of to $43,908 if all contract options are exercised, to manufacture and evaluate the safety, efficacy and tolerability of galidesivir. NIAID/HHS made an initial award of $6,326 to the Company under this contract.

Biomedical Advanced Research and Development Authority (“BARDA/HHS”). In March 2015, BARDA/HHS awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of June 30, 2021, a total of $20,574 has been awarded under exercised options within this contract.  The most recent development option was completed as of June 30, 2021.

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

U.S. Department of Health and Human Services (“HHS”). In September 2018, HHS awarded the Company a $34,660 contract for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period, including an initial base order of 10,000 doses. On September 3, 2020, the Company announced that HHS had exercised an option under this contract to purchase an additional 10,000 doses of RAPIVAB for $6,932, which the Company partially delivered in June 2021. In June 2021, the Company delivered 6,560 doses for $4,547. As of June 30, 2021, the Company has delivered a total of 26,560 RAPIVAB doses of the 50,000 RAPIVAB doses available under the contract with HHS.

Torii Pharmaceutical Co., Ltd. (“Torii”). On November 5, 2019, the Company entered into a Commercialization and License Agreement with Torii (the “Torii Agreement”), granting Torii the exclusive right to commercialize ORLADEYO for the prevention of hereditary angioedema (“HAE”) attacks in Japan.

Under the Torii Agreement, the Company received an upfront, non-refundable payment of $22,000. The Japanese National Health Insurance System’s (“NHI”) approval of the addition of ORLADEYO to the NHI drug price list in April 2021 triggered a $15,000 milestone payment from Torii to the Company, which was received in May 2021.

In addition, under the Torii Agreement, the Company is entitled to receive tiered royalty payments, ranging from 20% to 40% of annual net sales of ORLADEYO in Japan during each calendar year. Torii’s royalty payment obligations are subject to customary reductions in certain circumstances, but may not be reduced by more than 50% of the amount that otherwise would have been payable to the Company in the applicable calendar quarter. Torii’s royalty payment obligations commence upon the first commercial sale of ORLADEYO in Japan and expire upon the later of (i) the tenth anniversary of the date of first commercial sale of ORLADEYO in Japan, (ii) the expiration of the Company’s patents covering ORLADEYO, and (iii) the expiration of regulatory exclusivity for ORLADEYO in Japan. The Company will be responsible for supplying Torii with its required amounts of ORLADEYO. The activities of the parties pursuant to the Torii Agreement will be overseen by a joint steering committee, to be composed of an equal number of representatives from each party to coordinate the development and commercialization of ORLADEYO in Japan. Torii launched ORLADEYO in Japan on April 23, 2021.

The Company identified performance obligations related to (i) the license to develop and commercialize ORLADEYO, (ii) regulatory approval support and (iii) reimbursement pricing approval support. These were each determined to be distinct from the other performance obligations. The Company allocated the $22,000 upfront consideration to the identified performance obligations using estimation approaches to determine the standalone selling prices under ASC Topic 606. Specifically, in determining the value related to the license, a valuation approach utilizing risk adjusted discounted cash flow projections was used, and an expected cost plus margin approach was utilized for the other performance obligations. For the six months ended June 30, 2020, $1,335 of the $22,000 upfront payment was recognized as revenue as the services were delivered. Prior to 2020, the Company had recognized as revenue $20,101 of the $22,000 upfront payment.

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

On March 4, 2020, the International Court of Arbitration of the International Chamber of Commerce (“ICC Tribunal”) delivered a Partial Arbitration Award (the “Partial Arbitration Award”) in an arbitration matter between the Company and SUL with respect to the SUL Agreement. In the Partial Arbitration Award, the ICC Tribunal found that, during the term, SUL materially breached and abandoned its core duties to the Company under the Diligent Efforts (as defined in the SUL Agreement) requirements of the SUL Agreement as applicable in the U.S. The ICC Tribunal granted a declaratory judgment in favor of the Company terminating the SUL Agreement and restoring all rights to peramivir to the Company. The parties agreed on a transition process for the product, with a full transition of commercialization of the product in the U.S. and Australia returned to the Company as of August 1, 2020 and November 1, 2020, respectively. The ICC Tribunal also awarded the Company its attorneys’ fees and expenses incurred in securing the declaratory judgment as well as the costs incurred by the Company in the arbitration. Finally, the ICC Tribunal found that SUL breached the SUL Agreement by failing to pay the milestone payment due to the Company within 30 days of the approval of peramivir for adult use in the European Union and awarded the Company $5,000 (plus interest) for this claim. The ICC Tribunal retained jurisdiction for further proceedings relating to the award of attorneys’ fees and for any dispute relating to the return to the Company of all rights to peramivir in the Territory. The Company recognized a settlement gain of $8,893 in other income and legal fees and other expenses of $5,026 in selling, general and administrative expenses for the six months ended June 30, 2020.

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

Overview

We are a commercial-stage biotechnology company that discovers novel, small-molecule medicines. We focus on oral treatments for rare diseases in which significant unmet medical needs exist and an enzyme plays the key role in the biological pathway of the disease. We integrate the disciplines of biology, crystallography, medicinal chemistry, and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. In addition to these discovery and development efforts, our business strategy includes the efficient commercialization of these drugs in the U.S. and certain other regions upon regulatory approval. By focusing on rare disease markets, we believe that we can more effectively control the costs of, and our strategic allocation of financial resources toward, post-approval commercialization.

Products and Product Candidates

ORLADEYO® (berotralstat). ORLADEYO is an oral, once-daily therapy discovered and developed by us for the prevention of hereditary angioedema (“HAE”) attacks. ORLADEYO is approved in the U.S., the European Union, Japan, and the United Kingdom for the prevention of HAE attacks in adults and pediatric patients 12 years and older.

BCX9930. BCX9930 is a novel, oral, potent, and selective small molecule inhibitor of Factor D currently in clinical development for the treatment of complement-mediated diseases. Based on the safety and proof-of-concept data generated to date in patients with paroxysmal nocturnal hemoglobinuria (“PNH”), the program has advanced to pivotal studies in PNH. We are working closely with key opinion leaders in hematology and nephrology to map the development strategy across a broad set of indications. Our goal is to develop BCX9930 as an oral monotherapy for complement-mediated diseases.

Galidesivir. Galidesivir, a broad-spectrum antiviral drug, is an adenosine nucleoside analog that acts to block viral RNA polymerase. It is in advanced development for the treatment of Marburg virus disease. Phase 1 clinical safety and pharmacokinetics trials of galidesivir by both intravenous and intramuscular routes of administration in healthy subjects have been conducted. We are developing galidesivir in collaboration with U.S. government agencies and other institutions.

The galidesivir program has been substantially funded with federal funds from the National Institute of Allergy and Infectious Diseases within the U.S. Department of Health and Human Services (“NIAID/HHS”) and by the Biomedical Advanced Research and Development Authority within the HHS (“BARDA/HHS”).

BCX9250. The goal of our activin receptor-like kinase-2 (“ALK2”) inhibitor program is to discover and develop orally administered kinase inhibitor drug candidates that are able to slow or prevent the progressive formation of bone in soft tissues, also known as heterotopic ossification (“HO”), that affects patients with fibrodysplasia ossificans progressiva (“FOP”). In a phase 1 clinical trial in healthy volunteers, BCX9250 was safe and well tolerated at all doses studied, with linear and dose-proportional exposure supporting once-daily dosing.

RAPIVAB®/RAPIACTA/PERAMIFLU (peramivir injection). RAPIVAB (peramivir injection) is approved in the U.S. for the treatment of acute uncomplicated influenza for patients six months and older. Peramivir injection is also approved in Canada (RAPIVAB), Australia (RAPIVAB), Japan (RAPIACTA), Taiwan (RAPIACTA), and Korea (PERAMIFLU).

Revenues and Expenses

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

As a result of these factors, we believe that period-to-period comparisons are not necessarily meaningful, and you should not rely on them as an indication of future performance. Due to all of the foregoing factors, it is possible that our operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of our common stock could be materially adversely affected.

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

Recent Corporate Highlights

COVID-19

The ongoing COVID-19 pandemic has severely impacted global economic activity and caused significant volatility in financial markets. While our financial condition, results of operations, and liquidity have not been materially impacted by the direct effects of the COVID-19 pandemic, the COVID-19 pandemic continues to evolve. Please refer to “Risk Factors⸻Risks Related to Our Business⸻Risks Related to COVID-19” in Part II, Item 1A of this report for a discussion of COVID-19 risks as they relate to our business. We are continuing to monitor developments with respect to the COVID-19 pandemic and to make adjustments as needed to assist in protecting the safety of our employees and communities while continuing our business activities. Our remote working arrangements are ongoing where possible, and we continue to limit business-related travel. To date, implementation of these measures has not required material expenditures or significantly impacted our ability to operate our business or our internal control over financial reporting and disclosure controls and procedures. We are continuing to monitor the potential impacts of COVID-19 on our operations and those of our partners, suppliers, customers, and regulators.

ORLADEYO® (berotralstat)

ORLADEYO is an oral, once-daily therapy discovered and developed by BioCryst for the prevention of hereditary angioedema (“HAE”) attacks. ORLADEYO was approved by the U.S. Food and Drug Administration (“FDA”) in December 2020 for prophylaxis to prevent attacks of HAE in adults and pediatric patients 12 years and older.

ORLADEYO also received marketing and manufacturing approval from the Ministry of Health, Labor and Welfare (“MHLW”) in Japan in January 2021 for prophylactic treatment of HAE in adults and pediatric patients 12 years and older.  On April 14, 2021, we announced that the Japanese National Health Insurance System (“NHI”) approved the addition of ORLADEYO to the NHI drug price list on April 21, 2021.  Torii Pharmaceutical Co., Ltd. (“Torii”), our collaborative partner commercializing ORLADEYO in Japan, launched ORLADEYO in Japan on April 23, 2021.  The NHI price listing triggered a $15.0 million milestone payment from Torii to us, which we received and recognized in the second quarter of 2021.  In addition, under our agreement with Torii, we are entitled to receive tiered royalty payments, ranging from 20% to 40% of net sales of ORLADEYO in Japan during each calendar year.  ORLADEYO is the first and only prophylactic HAE medication approved in Japan.

On April 30, 2021, we announced that the European Commission (“EC”) approved ORLADEYO for routine prevention of recurrent attacks of HAE in adult and adolescent patients aged 12 years and older. The EC approval is applicable to all European Union (“EU”) member states plus Iceland, Norway, and Liechtenstein. ORLADEYO is the first oral, once-daily prophylactic therapy for the prevention of HAE attacks approved in Europe. On June 3, 2021, we announced the launch of ORLADEYO in Germany.

On May 12, 2021, we announced that the United Kingdom’s Medicines and Healthcare Regulatory Agency (“MHRA”) granted marketing authorization for ORLADEYO for the routine prevention of recurrent HAE attacks in HAE patients 12 years and older. A decision from the National Institute for Health and Care Excellence and Scottish Medicines Consortium for use of ORLADEYO under the U.K.’s National Health Service is anticipated in the fourth quarter of 2021.

On June 16, 2021, we announced that the Israeli Ministry of Health has accepted the regulatory submission of ORLADEYO for the prevention of recurrent attacks in patients with HAE 12 years and older and that the Israeli Ministry of Health has granted an accelerated review.  In addition, we entered into a distribution and supply agreement granting Neopharm Ltd., a corporation organized under the laws of the State of Israel, the exclusive rights to commercialize ORLADEYO in Israel.

On July 10, 2021, we announced data presented at the European Academy of Allergy and Clinical Immunology (EAACI) Hybrid Congress 2021.  HAE patients who were randomized to receive 150 mg of ORLADEYO at the start of the APeX-2 trial had an 80 percent average reduction in their mean attack rate per month during weeks 25-96 of the trial, compared to baseline.  Median attack rates also decreased from 2.7 attacks per month at baseline to 0.0 attacks per month in 16 of 17 months through the same period.  ORLADEYO was generally well-tolerated during the treatment period with fewer drug-related adverse events reported in part 3 (weeks 49-96) as compared to part 1 (weeks 0-24) and part 2 (weeks 25-48).  Eighty-one percent of the patients who entered part 3 completed the trial.

Revenue from sales of ORLADEYO in the second quarter of 2021, which was our second full quarter of ORLADEYO sales, is discussed under “Results of Operations.” Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the U.S. and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the conversion of patients from our clinical trials and early access programs to commercial customers, and market trends. We are continuing to monitor and analyze this data during the initial launch period.

Complement-Mediated Diseases

Paroxysmal Nocturnal Hemoglobinuria ("PNH")

On July 15, 2021, we announced the designs for REDEEM-1 and REDEEM-2, two upcoming pivotal trials with BCX9930 in patients with PNH. REDEEM-1 is a randomized, open-label, active, comparator-controlled comparison of the efficacy and safety of BCX9930 (500 mg twice-daily) monotherapy in approximately 81 PNH patients with an inadequate response to a C5 inhibitor. REDEEM-2 is a randomized, placebo-controlled trial to evaluate the efficacy and safety of BCX9930 (500 mg twice-daily) as monotherapy versus placebo in approximately 57 PNH patients not currently receiving complement inhibitor therapy. The primary endpoint for both trials is the change from baseline in hemoglobin, assessed at weeks 12 to 24 in REDEEM-1 and at week 12 in REDEEM-2. Trial site startup activities are underway at sites around the world, and both pivotal trials are expected to begin enrolling patients in the second half of 2021.

On August 5, 2021, we announced that in our ongoing rollover study for our dose-ranging trial with PNH patients, patients have continued to take BCX9930 twice-daily, with average dosing duration now exceeding 9 months and with the longest time on drug of 17 months.  Nine treatment-naïve (no prior treatment with C5 inhibitors) patients have continued to benefit from BCX9930 monotherapy.  All nine of these patients have continued on therapy.

Six patients in the rollover study are patients who have had an inadequate response to C5 inhibitors.  Five of these patients had high levels of C3 opsonization on PNH red blood cells at baseline, and all five patients continue to benefit from BCX9930.  Investigators have recently decided to discontinue C5 inhibitor in four of these patients. These four patients are now continuing on BCX9930 monotherapy.  One patient with an inadequate response to C5 inhibitors and ongoing medical complications prior to study had very low levels of C3 opsonization at baseline. This patient continued to need red blood cell transfusions during dosing and has discontinued from the trial.

BCX9930 has continued to be safe and generally well-tolerated with increased duration of dosing in the trial.  No serious drug-related adverse events were reported.  As previously reported, one subject discontinued due to an unrelated serious adverse event.

Renal Complement-Mediated Diseases

In the second half of 2021, we plan to initiate a proof-of-concept trial of oral BCX9930 (500 mg twice-daily) in renal complement-mediated diseases. The trial will be a basket study including cohorts of patients with C3 glomerulopathy, IgA nephropathy, and primary membranous nephropathy.

Results of Operations (three months ended June 30, 2021 compared to the three months ended June 30, 2020)

For the three months ended June 30, 2021, total revenues were $50.0 million as compared to $2.9 million for the three months ended June 30, 2020. The increase was primarily due to $28.5 million of ORLADEYO net revenue following our commercial launch in December 2020.  Additionally, for the three months ended June 30, 2021, RAPIVAB product revenue was $4.6 million, primarily related to sales to HHS, and a $15.0 million milestone payment related to the NHI approval of ORLADEYO in Japan was recognized.   These increases in revenue were partially offset by a reduction in contract and other collaborative revenue of $1.4 million.

Cost of product sales for the three months ended June 30, 2021 was $0.3 million and was primarily associated with the peramivir product sales to our partners.  There was no cost of product sales in the three months ended June 30, 2020.

Research and development (“R&D”) expenses increased to $52.9 million for the three months ended June 30, 2021 from $27.5 million for the three months ended June 30, 2020, primarily due to increased investment in the development of BCX9930, as well as other research, preclinical and development costs, which were partially offset by a reduction in spend on the ORLADEYO program following our commercial launch in December 2020.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2021 were $26.3 million compared to $13.9 million in the three months ended June 30, 2020. The increase was primarily due to increased investment to support the U.S. commercial launch of ORLADEYO and our expanded international operations.

For the three months ended June 30, 2021, other expense of $0.1 million was primarily related to foreign currency losses as compared to interest and other income of $2.8 million for the three months ended June 30, 2020, which primarily related to recognition of income from the partial arbitration award related to our Seqirus arbitration proceedings.

Interest expense for the three months ended June 30, 2021 was $13.5 million as compared to $2.9 million for the three months ended June 30, 2020.  The increase in interest expense was primarily associated with the sale of certain royalty payments to RPI 2019 Intermediate Finance Trust (“RPI”) in December 2020 (the “Royalty Sale”) and the $125.0 million Term A Loan under the Credit Agreement that we entered into with Athyrium Opportunities III Co-Invest 1 LP (“Athyrium”) in December 2020 (the “Credit Agreement”). The nature of the Royalty Sale requires that we recognize a liability (the “Royalty Financing Obligation”) for the future sale of royalties under the agreement. This liability is amortized using the effective interest rate method, resulting in the recognition of non-cash interest expense over the estimated term of the Royalty Purchase Agreement (as defined in “Note 2--Royalty Monetizations--ORLADEYO Royalty Monetization” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report). Interest expense for the three months ended June 30, 2021 included $8.1 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligation and $3.8 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Credit Agreement. Additionally, we recognized $1.6 million in interest expense on the non-recourse PhaRMA Notes issued in March 2011.  Interest expense for the three months ended June 30, 2020 consisted of $1.6 million associated with the non-recourse PhaRMA Notes and $1.3 million associated with the borrowings under our secured credit facility with MidCap, which terminated in in December 2020 when we repaid the outstanding indebtedness under the facility.

Results of Operations (six months ended June 30, 2021 compared to the six months ended June 30, 2020)

For the six months ended June 30, 2021, total revenues were $69.0 million as compared to $7.7 million for the six months ended June 30, 2020. The increase was primarily due to $39.4 million of ORLADEYO net revenue following our commercial launch in December 2020.  Additionally, RAPIVAB revenues, primarily from sales to HHS, were $4.7 million.  Peramivir product revenue from inventory sales to our partners increased by $7.0 million. The Company also recognized a $15.0 million milestone payment related to the NHI approval of ORLADEYO in Japan.  These increases in revenue were partially offset by a reduction in royalty revenue of $2.8 million, a reduction in contract revenue of $0.7 million and the recognition of $1.3 million of deferred revenue in the prior year period compared to none in the current year period.  The decrease in royalty revenue was due to peramivir product replacement under Green Cross’s supply agreement with the Korean government.

Cost of product sales for the six months ended June 30, 2021 was $6.2 million and was primarily associated with the peramivir product sales to our partners.  There was no cost of product sales in the six months ended June 30, 2020.

R&D expenses increased to $95.3 million for the six months ended June 30, 2021 from $57.4 million for the six months ended June 30, 2020, primarily due to increased investment in the development of BCX9930, as well as other research, preclinical and development costs, which were partially offset by a reduction in spend on the ORLADEYO program following our commercial launch in December 2020.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands).  Certain prior period amounts have been reclassified for consistency with the current year presentation.  These reclassifications had no effect on the total R&D expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
R&D expenses by program:
Berotralstat	$9,729	$10,845	$17,651	$26,390
BCX9930	26,514	5,749	50,348	10,894
Galidesivir	2,823	2,902	3,919	4,360
BCX9250	565	804	879	2,047
Peramivir	303	744	554	1,137
Other research, preclinical and development costs	12,939	6,454	21,957	12,537
Total R&D expenses	$52,873	$27,498	$95,308	$57,365

SG&A expenses for the six months ended June 30, 2021 were $48.4 million compared to $29.7 million in the six months ended March 31, 2020. The increase was primarily due to increased investment to support the U.S. commercial launch of ORLADEYO and our expanded international operations.

For the six months ended June 30, 2021, other expense of $0.1 million was primarily related to foreign currency losses as compared to interest and other income of $9.2 million for the six months ended June 30, 2020, which primarily consisted of $8.9 million related to recognition of income from the partial arbitration award related to our Seqirus arbitration proceedings.

Interest expense for the six months ended June 30, 2021 was $26.4 million as compared to $6.0 million for the six months ended June 30, 2020. The increase in interest expense was primarily associated with the Royalty Sale and the $125.0 million Term A Loan under the Credit Agreement. Interest expense for the six months ended June 30, 2021 included $15.6 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligation and $7.5 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Credit Agreement. Additionally, we recognized $3.3 million in interest expense on the non-recourse PhaRMA Notes issued in March 2011. Interest expense for the six months ended June 30, 2020 consisted of $3.2 million associated with the non-recourse PhaRMA Notes and $2.8 million associated with the borrowings under our secured credit facility with MidCap, which terminated in in December 2020 when we repaid the outstanding indebtedness under the facility.

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

Our Credit Agreement with Athyrium provides for three term loans. We received the proceeds from the $125.0 million Term A Loan in December 2020. The two additional term loans are available, at our option, in the respective principal amounts of $25.0 million for the Term B Loan and $50.0 million for the Term C Loan. The Term B Loan and the Term C Loan may be drawn upon if, among other conditions, we reach defined revenue milestones and, with respect to a draw on the Term C Loan, the Term B Loan has been funded prior to or contemporaneously with the Term C Loan. The maturity date of the Credit Agreement is December 7, 2025. See “Note 3⸻Credit Agreement” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for additional information about the Credit Agreement.

As of June 30, 2021, we had net working capital of $150.2 million, a decrease of approximately $67.9 million from $218.1 million at December 31, 2020. The decrease in working capital was primarily due to normal operating expenses associated with the development of our product candidates and expenses incurred as a result of the launch and commercialization of ORLADEYO. Our principal sources of liquidity at June 30, 2021 were approximately $210.3 million in cash and cash equivalents and approximately $8.1 million in investments considered available-for-sale.

We intend to contain costs and cash flow requirements by closely managing our third-party costs and headcount, leasing scientific equipment and facilities, contracting with other parties to conduct certain research and development projects, and using consultants. We expect to incur additional expenses, potentially resulting in significant losses, as we continue to pursue our research and development activities, commercialize ORLADEYO, and hire additional personnel. We may incur additional expenses related to the filing, prosecution, maintenance, defense, and enforcement of patent and other intellectual property claims and additional regulatory costs as our clinical programs advance through later stages of development. The objective of our investment policy is to ensure the safety and preservation of invested funds, as well as to maintain liquidity sufficient to meet cash flow requirements. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of our credit exposure. We have not realized any significant losses on our investments.

We plan to finance our needs principally from the following:

●	lease, royalty, or loan financing and future public or private equity and/or debt financing;
●	our existing capital resources and interest earned on that capital;
●	revenues from product sales;
●	payments under existing, and executing new, contracts with the U.S. Government; and
●	payments under current or future collaborative and licensing agreements with corporate partners.

As our commercialization activities and research and development programs continue to advance, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for the continuing development of our product candidates and the commercialization of our products will consume significant capital resources and will increase our expenses. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our product candidates, the amount and timing of funding we receive from existing U.S. Government contracts for galidesivir, the amount of funding or assistance, if any, we receive from new U.S. Government contracts or other new partnerships with third parties for the development and/or commercialization of our products and product candidates, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates, the success of our commercialization efforts for, and market acceptance of, our products, and the overall progression of our other programs. The impact of the ongoing COVID-19 pandemic on one or more of the foregoing factors could negatively affect our expenses, revenues, and cash utilization rate.

Based on our expectations for revenue, operating expenses, and our option to access an additional $75 million under the Credit Agreement, we believe our financial resources will be sufficient to fund our operations into 2023. However, we have sustained operating losses for the majority of our corporate history and expect that our 2021 expenses will exceed our 2021 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Our liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of our products and the future progression of our product candidates. We also may consider other plans to fund future operations, including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, through private placement transactions or registered public offerings. Our future liquidity needs, and our ability to address those needs, will largely be determined by the success of our products and product candidates; the timing, scope, and magnitude of our commercial expenses; and key development and regulatory events and our decisions in the future.

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

We expect that we will be required to raise additional capital to complete the development and commercialization of our current products and product candidates, and we may seek to raise capital in the future, including to take advantage of attractive opportunities in the capital markets. Additional funding, whether through additional sales of equity or debt securities, collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and existing government contracts specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates and the commercialization of ORLADEYO, as well as the rate of reimbursement by U.S. Government agencies of our galidesivir expenses and any future decisions regarding the future of the RAPIVAB and galidesivir programs, including those relating to stockpiling procurement. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; the timing, scope and magnitude of commercial spending, and the level of required administrative support for our daily operations.

The restrictive covenants contained in our Credit Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lender’s permission or without repaying all obligations outstanding under the Credit Agreement. These covenants limit our ability to, among other things, grant certain types of liens on our assets; make certain investments; incur or assume certain debt, including accessing additional tranches of debt under the Credit Agreement; engage in certain mergers, acquisitions, and similar transactions; dispose of assets; license certain property; distribute dividends; make certain restricted payments; change the nature of our business; engage in transactions with affiliates and insiders; prepay other indebtedness; or engage in sale and leaseback transactions. A breach of any of these covenants could result in an event of default under the Credit Agreement. As of June 30, 2021, we were in compliance with the covenants under the Credit Agreement.

Financial Outlook for 2021

In the launch period for ORLADEYO, the Company is not providing specific revenue or operating guidance. Based on our expectations for revenue, operating expenses, and our option to access an additional $75 million from our existing credit facility, we believe our current cash runway takes us into 2023.

Off-Balance Sheet Arrangements

As of June 30, 2021, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

Accrued Expenses

We enter into contractual agreements with third-party vendors who provide research and development, manufacturing, distribution, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. We record liabilities under these contractual commitments when we determine an obligation has been incurred. This accrual process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed and estimating the level of service performed and the associated cost when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

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

Co-payment assistance and patient assistance programs. Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Based upon the terms of the program and co-payment assistance utilization reports received from the specialty pharmacy, we are able to estimate the co-payment assistance amounts, which are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue. We also offer a patient assistance program that provides free drug product, for a limited period of time, to allow a patient’s insurance coverage to be established. Based on patient assistance program utilization reports provided by the specialty pharmacy, we record gross revenue of the product provided and a full reduction of the revenue amount for the free drug discount.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our Credit Agreement. The Term A Loan under the Credit Agreement bears interest each quarter at a rate equal to the three-month LIBOR rate, which is capped to be no less than 1.75% and no more than 3.50% (“LIBOR”), plus 8.25% or, for each quarterly interest period in which a PIK Interest Payment is made, LIBOR plus 10.25%. Accordingly, increases in interest rates could increase the associated interest payments that we are required to make on the Term Loans. As of June 30, 2021, interest was accrued at 12.2% on the $125.0 million Term A Loan under the Credit Agreement.

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

Foreign Currency Risk

The majority of our transactions and the greatest magnitude of these transactions occur in U.S. dollars and although we have initiated operations in Europe, we did not have significant operating activities or significant investments in foreign countries as of June 30, 2021. Therefore, we were not subject to significant foreign currency exchange risk in our normal operations.

Item 4.         Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

An investment in our stock involves risks. You should carefully read this entire report and consider the following uncertainties and risks, which may adversely affect our business, financial condition or results of operations, along with all of the other information included in our other filings with the SEC, before making an investment decision regarding our common stock.

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

The global COVID-19 pandemic continues to affect the United States and global economies, and may cause significant disruptions to our business, operations, and clinical development or commercialization plans and timelines, as well as the business and operations of third parties with whom we conduct business. For example, quarantines, shelter-in-place, similar government orders and evolving business policies and procedures have impacted and may continue to impact, among other things: (1) our personnel and those of third parties on whom we rely, including our development partners (such as Torii), manufacturers, CROs, and others; (2) the conduct of our current and future clinical trials and commercial interactions; and (3) the operations of the FDA, European Medicines Agency (“EMA”), Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”), and other health and governmental authorities, which could result in delays of reviews and approvals.

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

If global health concerns prevent the FDA, EMA, PMDA or other regulatory authorities from conducting their inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, EMA, PMDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business and clinical development and commercialization plans and timelines.

We continue to utilize work-from-home policies for our employees, which may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

We have sustained operating losses for the majority of our corporate history and expect that our 2021 expenses will exceed our 2021 revenues. We expect to continue to incur operating losses and negative cash flows unless and until revenues reach a level sufficient to support ongoing operations.

Our liquidity needs will be largely determined by the success of operations in regard to the commercialization of our products and the progression of our product candidates in the future. Our plans for managing our liquidity needs primarily include controlling the timing and spending on our research and development programs, raising additional funds through equity and/or debt financings, and commercializing our approved products. We also may consider other plans to fund operations including: (1) securing or increasing U.S. Government funding of our programs, including obtaining additional and delivering on procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments and/or royalties; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on research and development programs, including by discontinuing and suspending development; and/or (6) restructuring operations to change our overhead structure.

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

In order to continue future operations, progress our drug development programs, and commercialize our current products and product candidates, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may access the equity or debt markets, incur additional borrowings, or seek other sources of funding to meet liquidity needs at any time, including to take advantage of attractive opportunities in the capital markets. Additional funding, whether through additional sales of securities, additional borrowings, royalty or other monetization transactions, collaborative arrangements with partners, including corporate partners such as Torii and governmental agencies such as BARDA/HHS or NIAID/HHS, or from other sources, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of our currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under our Credit Agreement. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.

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

The process of preparing for and obtaining regulatory approval in any jurisdiction may be lengthy and expensive, and approval is never certain. Because of the risks and uncertainties inherent to the development process, including risks and uncertainties related to the impact of COVID-19, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. As discussed under “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—Our success depends upon our ability to advance our product candidates through the various stages of development, especially through the clinical trial process, and to receive regulatory approval for the commercial sale of our product candidates,” we or our partners may experience any number of unfavorable outcomes during or as a result of pre-clinical studies and clinical trials that could delay or prevent regulatory approval of our product candidates, or negatively impact our management’s credibility, our value and our operating results.

Even if the FDA or foreign regulatory authorities approve a product candidate, the approval may limit the indicated uses for a product candidate, impose other restrictions on the product candidate, and/or may require post-approval studies that could impair the commercial viability of a product candidate. Even upon any approval to market our potential products, whether in the United States or internationally, we will continue to be subject to extensive regulatory requirements. These requirements are wide ranging and govern, among other things:

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

The Torii Agreement provides that we will be entitled to receive tiered royalty payments, the amounts of which will depend upon the amount of annual net sales of ORLADEYO in Japan during each calendar year and other factors. We remain responsible for regulatory activities with respect to ORLADEYO in Japan for one year after the first commercial sale. We continue to use third parties to satisfy many of our obligations under the Torii Agreement, including but not limited to our regulatory and other responsibilities in Japan. If our interactions, or those of our third-party agents, are unsuccessful, we could fail to meet our obligations under the Torii Agreement, which could negatively impact the commercial success and the partnership, impact the economic benefit expected or require additional development of ORLADEYO.

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

Torii will have sole control over, and decision-making authority with respect to, commercialization activities for ORLADEYO for the prevention of HAE attacks in Japan, subject to oversight from a joint steering committee. Therefore, our receipt, and the amounts, of any royalty payments under the Torii Agreement are dependent upon Torii’s successful performance of such commercialization activities. In addition, competitive products and variations in patient demand, prescription levels, reimbursement determinations or other factors may limit the commercial potential of ORLADEYO in Japan, which could materially reduce the amount of any royalties we would be entitled to receive under the Torii Agreement.

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

●

we may fail to employ a comprehensive and effective intellectual property strategy, which could result in decreased commercial value of our Company, our products and product candidates, or royalties associated with such products (e.g., the loss of the peramivir patent in Korea, which may result in a reduced royalty from Green Cross);

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

We expect to continue experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, sales, marketing, and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. For example, we expanded our internal commercial team in 2020 in preparation for the commercial launch of ORLADEYO. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit, train, and retain additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. In addition, if a commercial launch for any product or product candidate for which we recruit a commercial team and establish marketing capabilities in any region is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We received FDA approval of ORLADEYO, an oral, once-daily therapy for the prevention of HAE attacks in adults and pediatric patients 12 years and older, in December 2020.  We subsequently received regulatory approvals for ORLADEYO in Japan, the European Union, and the United Kingdom in January 2021, April 2021, and May 2021, respectively.  In addition, we are performing research on or developing products for the treatment of several other rare diseases, including diseases of the complement system and FOP, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for our pharmaceutical products and product candidates. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. There are licensed therapies for HAE (including Berinert®, Haegarda®, Cinryze®, Kalbitor®, Takhzyro®, Firazyr® (icatibant), generic icatibant, and Ruconest®), therapies for certain complement-mediated diseases such as PNH, aHUS, myasthenia gravis, and neuromyelitis optica spectrum disorder (Soliris®, UltomirisTM, and EmpaveliTM), products for the prevention or treatment of influenza (seasonal flu vaccines, Tamiflu® (oseltamivir), generic oseltamivir, Relenza®, and Inavir®, favipiravir, and Xofluza™), and a number of additional products in clinical development in these therapeutic areas and for the treatment of FOP. In addition, various government entities throughout the world may offer incentives, grants and contracts to encourage additional investment into preventative and therapeutic agents against viruses such as influenza, coronavirus, Ebola, and others, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. See “Business—Competition” in Part I, Item 1 of our most recent Annual Report on Form 10-K for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.

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

We are responsible for reporting adverse drug experiences, have responsibility for certain post-approval studies, and may have responsibilities and costs related to a recall or withdrawal of our products from sale in the jurisdictions in which they are approved. We may also incur liability associated with product manufacturing contracted by us or in support of any of our partners. We are required to maintain records and provide data and reports to regulatory agencies related to our products (e.g. risk evaluation and mitigation strategies, track and trace requirements, and adverse events), and we may incur certain promotional regulatory and government pricing risks, all of which could have a material adverse impact on our operations and financial condition. Similar responsibilities would apply upon regulatory approval of any of our other product candidates currently under development.

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

The FDA and foreign regulatory authorities may also impose post-approval commitments on us for approved products, which we may not complete successfully or on time for any number of reasons, including but not limited to lack of funds to complete the studies and insufficient interest by appropriate sites, investigators or study subjects. We are currently subject to certain post-approval commitments.  If we fail to comply with post-approval legal and regulatory requirements, we could be subject to penalties, and our products could be subject to continual recordkeeping and reporting requirements, review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to the other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, the approval of our products and any other future product candidates may be subject to requirements for costly post-approval testing and surveillance to monitor its safety or efficacy.

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

Risks Relating to Contractual Arrangements

We face risks related to our government-funded programs and are subject to various U.S. Government contract requirements, which may create a disadvantage and additional risks to us.

We have contracts with BARDA/HHS and NIAID/HHS for the development of galidesivir as a treatment for diseases caused by RNA pathogens, including Marburg virus disease, Yellow Fever and Ebola virus disease. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or, if we are found to be in violation, could result in contract termination. If the U.S. Government terminates any of its contracts with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, this could have an adverse impact on the programs associated with such funding and could also adversely impact our cash flows and operations.

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

The U.S. Government may terminate its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination does not permit these recoveries under default provisions. In the event of termination or upon expiration of a contract, the U.S. Government may dispute wind-down and termination costs and may question prior expenses under the contract and deny payment of those expenses. Should we choose to challenge the U.S. Government for denying certain payments under a contract, such a challenge could subject us to substantial additional expenses which we may or may not recover. Further, if the U.S. Government terminates its contracts with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, this could have an adverse impact on our cash flows and operations.

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

As of June 30, 2021, we had an outstanding principal balance under our Credit Agreement of $132.4 million, net of deferred financing costs and inclusive of the PIK Interest Payment. We may also draw up to another $75.0 million in aggregate principal amount under the Term B Loan and the Term C Loan (each as defined in the Credit Agreement) under the Credit Agreement if, among other conditions, the Company reaches defined revenue milestones and, with respect to a draw on the Term C Loan, the Term B Loan has been funded prior to or contemporaneously with the Term C Loan. Our indebtedness could have important consequences to our stockholders. For example, it:

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2021, the 52-week range of the market price of our stock was from $3.30 to $17.74 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of July 30, 2021, there were 178,869,928 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of July 30, 2021, there were 25,039,041 stock options outstanding and 10,198,379 shares available for issuance under our Amended and Restated Stock Incentive Plan, 4,390,793 stock options outstanding and 1,479,082 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan and 6,056,304 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

In March 2017, we entered into a Registration Rights Agreement with entities affiliated with Baker Bros. Advisors LP (the “Baker Entities”) to provide that, if requested, we will register the shares of our common stock beneficially owned by the Baker Entities for resale under the Securities Act. Our registration obligations pursuant to the Registration Rights Agreement cover all shares then held or thereafter acquired by the Baker Entities, for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. On May 10, 2017, we filed a registration statement on Form S-3 with respect to 11,710,951 shares of common stock held by the Baker Entities. Subsequently, on November 21, 2019, certain of the Baker Entities acquired pre-funded warrants to purchase 11,764,706 shares of our common stock at a price of $1.69 per warrant. In addition, on June 1, 2020, we issued to the Baker Entities pre-funded warrants to purchase 3,511,111 shares of our common stock at a price of $4.49 per warrant. Each warrant has an exercise price of $0.01 per share. If the Baker Entities, by exercising their underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock.

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

We are subject to legal proceedings, which could harm our reputation or result in other losses or unexpected expenditure of time and resources.

From time to time, we may be involved in disputes, including, without limitation, disputes with our employees, collaborative partners, and third-party vendors.  We may be called upon to initiate legal proceedings or to defend ourselves in such legal proceedings relating to our relationships with these parties, our decisions and actions or omissions with respect thereto, and our business. In addition, if our stock price is volatile, we may become involved in securities class action lawsuits in the future. Due to the inherent uncertainties in legal proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome in any such proceedings could have an adverse impact on our business, financial condition and results of operations. Any current or future dispute resolution or legal proceeding, regardless of the merits of any such proceeding, could harm our reputation and result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

If we fail to retain our existing key personnel or fail to attract and retain additional key personnel, the development of our product candidates, the commercialization of our products, and the related expansion of our business will be delayed or stopped.

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

Item 5.         Other Information

On August 4, 2021, the Company entered into amended and restated employment agreements with Yarlagadda S. Babu, Ph.D., William P. Sheridan, MBBS, and Alane P. Barnes, the Company’s Chief Discovery Officer, Chief Medical Officer, and Chief Legal Officer, respectively.  These amendments and restatements align the form and terms of our employment agreements with these executive officers with the form and terms of the employment agreements we have entered into with our executive officers who have joined the Company, or who have been promoted to executive officer positions, more recently.  Dr. Babu, Dr. Sheridan, and Ms. Barnes will continue to receive their current base salary, with a target percentage under the Company’s Annual Incentive Plan equal to 40% of base salary.

The amended and restated employment agreements provide that if Dr. Babu’s, Dr. Sheridan’s, or Ms. Barnes’ employment is terminated without Cause or, following a Change of Control, by such executive pursuant to a Constructive Termination (such terms, as defined in the respective agreement), he or she will be entitled to receive his or her base salary for one year after the termination date, payment of his or her target bonus for the year of termination, and the premium for continuation of health insurance coverage under COBRA until the earlier of 12 months following the termination date or until he or she commences employment with another company, subject to the executive signing a release of claims and returning to the Company all of its property and confidential information.

The foregoing descriptions of the amended and restated employment agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the respective agreements, copies of which are filed as Exhibits 10.4 through 10.6 hereto and incorporated herein by reference.

Item 6.         Exhibits

Number	Description

3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 4, 2008.

3.4	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 7, 2014.

3.6	Certificate of Elimination of the Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 13, 2020.

3.7	Certificate of Amendment to the Third Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 13, 2020.

3.8	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.9	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

10.1*	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated as of April 1, 2021). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 26, 2021.

10.2*	BioCryst Pharmaceuticals, Inc. Employee Stock Purchase Plan (as amended and restated as of April 1, 2021). Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 26, 2021.

(10.3)	Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 29, 2021.

(10.4)*	Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan, dated August 4, 2021.

(10.5)*	Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Yarlagadda S. Babu, dated August 4, 2021.

(10.6)*	Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Alane P. Barnes, dated August 4, 2021.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and six months ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File – The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL (contained in Exhibit 101).

( )         Filed or furnished herewith.

*           Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August, 2021.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony Doyle
Anthony Doyle
Chief Financial Officer
(Principal Financial Officer)

/s/ Michael L. Jones
Michael L. Jones
Executive Director, Finance and Principal Accounting Officer
(Principal Accounting Officer)