Form 10-Q
period 2021-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2021-11-04
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of October 29, 2021 was 179,936,171.

BIOCRYST PHARMACEUTICALS, INC.

EX-10.7

EX-10.8

EX-10.9

EX-10.10

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2021 and December 31, 2020

(In thousands, except per share data)

	2021	2020
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$199,597	$272,127
Restricted cash	4,296	2,221
Investments	—	28,239
Trade receivables	26,212	8,646
Inventories	13,663	7,039
Prepaid expenses and other current assets	8,975	5,528
Total current assets	252,743	323,800
Property and equipment, net	7,829	7,113
Other assets	5,191	3,802
Total assets	$265,763	$334,715

Liabilities and Stockholders’ Equity
Accounts payable	$19,693	$18,713
Accrued expenses	56,308	33,942
Interest payable	25,553	21,670
Deferred revenue	602	150
Lease financing obligation	1,452	1,179
Non-recourse notes payable	30,000	30,000
Total current liabilities	133,608	105,654
Lease financing obligation	5,035	3,871
Royalty financing obligation	142,114	124,717
Secured term loan	132,050	119,735
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized - 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 179,791 in 2021 and 176,883 in 2020	1,798	1,769
Additional paid-in capital	1,040,769	1,002,408
Accumulated other comprehensive income	114	3
Accumulated deficit	(1,189,725)	(1,023,442)
Total stockholders’ equity	(147,044)	(19,262)
Total liabilities and stockholders’ equity	$265,763	$334,715

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2021 and 2020

(In thousands, except per share data-Unaudited)

	Three Months		Nine Months
	2021	2020	2021	2020
Revenues
Product sales	$39,141	$2,478	$90,442	$2,696
Royalty revenue	322	254	(447)	2,243
Milestone revenue	—	—	15,000	—
Collaborative and other research and development	1,531	3,370	5,017	8,857
Total revenues	40,994	6,102	110,012	13,796
Expenses
Cost of product sales	591	1,517	6,811	1,517
Research and development	49,971	30,245	145,279	87,610
Selling, general and administrative	34,992	17,195	83,431	46,943
Royalty	24	9	34	78
Total operating expenses	85,578	48,966	235,555	136,148
Loss from operations	(44,584)	(42,864)	(125,543)	(122,352)
Interest and other income (expense)	9	(312)	48	8,892
Interest expense	(14,115)	(2,927)	(40,514)	(8,892)
(Loss) gain on foreign currency	(111)	(12)	(274)	31
Net loss	$(58,801)	$(46,115)	$(166,283)	$(122,321)
Foreign currency translation adjustment	28	—	114	—
Unrealized gain (loss) on available for sale investments	(1)	6	(3)	(30)
Comprehensive loss	$(58,774)	$(46,109)	$(166,172)	$(122,351)

Basic and diluted net loss per common share	$(0.33)	$(0.26)	$(0.93)	$(0.75)
Weighted average shares outstanding	179,106	176,521	178,199	164,127

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2021 and 2020

(In thousands-Unaudited)

	2021	2020
Cash flows from operating activities
Net loss	$(166,283)	$(122,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	606	568
Stock-based compensation expense	26,140	8,907
Non-cash interest expense on royalty financing obligation	24,125	—
Non-cash paid in-kind interest on secured term loan	12,871	—
Amortization of debt issuance costs	(556)	1,061
Amortization of premium/discount on investments	35	106
Change in fair value of foreign currency derivative	—	630
Changes in operating assets and liabilities:
Receivables	(17,579)	16,724
Inventory	(6,630)	(6,241)
Prepaid expenses and other assets	(3,460)	(1,448)
Accounts payable and accrued expenses	16,692	6,725
Interest payable	3,884	4,400
Deferred revenue	457	(1,688)
Net cash used in operating activities	(109,698)	(92,577)

Cash flows from investing activities
Acquisitions of property and equipment	(1,277)	(359)
Purchases of investments	—	(49,818)
Sales and maturities of investments	28,201	21,907
Net cash provided by (used in) investing activities	26,924	(28,270)

Cash flows from financing activities
Sale of common stock, net	—	92,848
Sale of pre-funded warrants	—	14,817
Payment of senior credit facility	—	(5,000)
Net proceeds from common stock issued under stock-based compensation plans	12,250	1,164
Net cash provided by financing activities	12,250	103,829
Effect of exchange rate on cash and cash equivalents	69	—

Decrease in cash, cash equivalents and restricted cash	(70,455)	(17,018)
Cash, cash equivalents and restricted cash at beginning of period	274,348	115,723

Cash, cash equivalents and restricted cash at end of period	$203,893	$98,705

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and Nine Months Ended September 30, 2021 and 2020

(In thousands, except per share amounts-Unaudited)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2020	$1,769	$1,002,408	$3	$(1,023,442)	$(19,262)
Net loss	—	—	—	(64,284)	(64,284)
Other comprehensive income	—	—	179	—	179
Employee stock purchase plan sales, 193 shares, net	2	721	—	—	723
Exercise of stock options, 593 shares, net	6	2,171	—	—	2,177
Stock-based compensation expense	—	5,479	—	—	5,479
Balance at March 31, 2021	$1,777	$1,010,779	$182	$(1,087,726)	$(74,988)
Net loss	—	—	—	(43,198)	(43,198)
Other comprehensive loss	—	—	(95)	—	(95)
Exercise of stock options, 1,056 shares, net	10	4,564	—	—	4,574
Stock-based compensation expense	—	7,632	—	—	7,632
Balance at June 30, 2021	$1,787	$1,022,975	$87	$(1,130,924)	$(106,075)
Net loss	—	—	—	(58,801)	(58,801)
Other comprehensive income	—	—	27	—	27
Employee stock purchase plan sales, 123 shares, net	1	1,240	—	—	1,241
Exercise of stock options, 942 shares, net	10	3,525	—	—	3,535
Stock-based compensation expense	—	13,029	—	—	13,029
Balance at September 30, 2021	$1,798	$1,040,769	$114	$(1,189,725)	$(147,044)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2019	$1,541	$877,300	$39	$(840,628)	$38,252
Net loss	—	—	—	(37,599)	(37,599)
Other comprehensive loss	—	—	(25)	—	(25)
Employee stock purchase plan sales, 110 shares, net	1	265	—	—	266
Stock-based compensation expense	—	2,754	—	—	2,754
Balance at March 31, 2020	$1,542	$880,319	$14	$(878,227)	$3,648
Net loss	—	—	—	(38,607)	(38,607)
Other comprehensive loss	—	—	(11)	—	(11)
Exercise of stock options, 193 shares, net	2	530	—	—	532
Issuance of common stock, 22,044 shares, net	220	92,628	—	—	92,848
Issuance of pre-funded warrants, 3,511 warrants	—	14,817	—	—	14,817
Stock-based compensation expense	—	3,280	—	—	3,280
Balance at June 30, 2020	$1,764	$991,574	$3	$(916,834)	$76,507
Net loss	—	—	—	(46,115)	(46,115)
Other comprehensive income	—	—	6	—	6
Employee stock purchase plan sales, 137 shares, net	2	364	—	—	366
Stock-based compensation expense	—	2,873	—	—	2,873
Balance at September 30, 2020	$1,766	$994,811	$9	$(962,949)	$33,637

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

Based on the Company’s expectations for revenue, operating expenses, and its option to access an additional $75 million from its existing credit facility, the Company believes its financial resources available at September 30, 2021 will be sufficient to fund its operations into 2023. The Company has sustained operating losses for the majority of its corporate history and expects that its 2021 expenses will exceed its 2021 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company regularly evaluates other opportunities to fund future operations, including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates, the timing, scope and magnitude of its commercial expenses and key development and regulatory events, and its decisions in the future.

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

Restricted Cash

Restricted cash as of September 30, 2021 and December 31, 2020 reflects $2,872 and $796, respectively, in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 2) and $1,424 and $1,425, respectively, the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its Birmingham research facilities.

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At September 30, 2021, the Company had no investments.

The following table summarizes the fair value of the Company’s investments by type as of December 31, 2020. The estimated fair values of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These valuations are based on observable direct and indirect inputs, primarily quoted prices of similar, but not identical, instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. These fair values are obtained from independent pricing services which utilize Level 2 inputs.

	December 31, 2020
			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value
Obligations of U.S. Government and its agencies	$24,986	$14	$3	$(3)	$25,000
Certificates of deposit	3,225	11	3	-	3,239
Total investments	$28,211	$25	$6	$(3)	$28,239

The Company’s investments at December 31, 2020 had maturities of one year or less.

Trade Receivables

Product Sales

Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO® and RAPIVAB®. At September 30, 2021 and December 31, 2020, receivables related to sales of ORLADEYO were $22,893 and $149, respectively. At September 30, 2021 and December 31, 2020, receivables related to sales of RAPIVAB were $33 and $254, respectively. Receivables from product sales are evaluated to determine if any reserve or allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions and the Company’s own historical collection experience. No reserve or allowance amounts were recorded as of September 30, 2021 and December 31, 2020, respectively.

Collaborations

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, royalty receivables from Shionogi, Green Cross Corporation (“Green Cross”), Torii Pharmaceutical Co., Ltd. (“Torii”) and Mundipharma International Holdings Limited (“Mundipharma”). These receivables are evaluated to determine if any reserve or allowance should be established at each reporting date based on historical collection experience or specific circumstances, and no amounts were recorded at September 30, 2021 and December 31, 2020.

At September 30, 2021 and December 31, 2020, the Company had the following receivables.

	September 30, 2021
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$-	$3,086	$3,086
Royalty receivables from partners	200	-	200
Total receivables	$200	$3,086	$3,286

	December 31, 2020
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$-	$5,402	$5,402
Royalty receivables from partners	2,816	25	2,841
Total receivables	$2,816	$5,427	$8,243

Monthly invoices are submitted to the U.S. Department of Health and Human Services related to reimbursable research and development costs. The Company is also entitled to monthly reimbursement of indirect costs based on rates stipulated in the underlying contract. The Company’s calculations of its indirect cost rates are subject to audit by the U.S. Government.

Inventory

At September 30, 2021 and December 31, 2020, the Company’s inventory related to ORLADEYO and peramivir, which are being manufactured for the Company’s partners and, in the case of peramivir, the U.S. Government. The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials, labor, manufacturing overhead and shipping and handling costs on a first-in, first-out (FIFO) basis. Raw materials and work-in-process include all inventory costs prior to packaging and labelling, including raw material, active product ingredient, and drug product. Finished goods include packaged and labelled products.

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

The Company’s inventories as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$6,830	$206
Work-in-process	6,619	2,555
Finished goods	637	4,548
Total Inventory	$14,086	$7,309
Reserves	(423)	(270)
Total Inventory, net	$13,663	$7,039

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of September 30, 2021 and December 31, 2020, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive loss and recorded as interest and other income on the Consolidated Statements of Comprehensive Loss.  For the nine months ended September 30, 2021, realized gains of $1 were reclassified out of accumulated other comprehensive loss. For the nine months ended September 30, 2020, realized gains of $1 were reclassified out of accumulated other comprehensive loss.

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

The Company recorded the following revenues for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product sales, net:
ORLADEYO	$36,711	$-	$76,023	$-
RAPIVAB	2,430	11	7,165	11
Peramivir	-	2,467	7,254	2,685
Total product sales, net	39,141	2,478	90,442	2,696
Royalty revenue	322	254	(447)	2,243
Milestone revenue	-	-	15,000	-
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	1,531	3,088	5,017	7,240
Torii Pharmaceutical Co., Ltd.	-	282	-	1,617
Total collaborative and other research and development revenues	1,531	3,370	5,017	8,857
Total revenues	$40,994	$6,102	$110,012	$13,796

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

Advertising

Advertising and promotional costs are expensed in “Selling, general and administrative” as the costs are incurred. Advertising expenses related to ORLADEYO were $1,492 and $4,696 for the three and nine months ended September 30, 2021, respectively. The Company did not incur advertising and product promotion expenses in the corresponding prior year period.

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

Interest Expense and Deferred Financing Costs

Interest expense for the three and nine months ended September 30, 2021 was $14,115 and $40,514, respectively, and primarily relates to the royalty financing obligation (Note 2), the secured term loan borrowing from the Credit Agreement (Note 3) and the PhaRMA Notes (Note 2). Interest expense for the three and nine months ended September 30, 2020 was $2,927 and $8,892, respectively, and primarily relates to the secured term loan borrowing from the PhaRMA Notes (Note 2) and the Senior Credit Facility (Note 4). Costs directly associated with the borrowings have been capitalized and are netted against the corresponding debt liabilities on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the corresponding borrowings using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $(158) and $(369) for the three and nine months ended September 30, 2021, respectively. Amortization of deferred financing costs and original issue discount included in interest expense was $381 and $1,061 for the three and nine months ended September 30, 2020, respectively.

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

Currency Hedge Agreement

In connection with the issuance by JPR Royalty Sub LLC of the PhaRMA Notes, the Company entered into a Currency Hedge Agreement to hedge certain risks associated with changes in the value of the Japanese yen relative to the U.S. dollar. The final tranche of the options under the Currency Hedge Agreement expired in November 2020. The Currency Hedge Agreement did not qualify for hedge accounting treatment; therefore mark-to-market adjustments were recognized in the Company’s Consolidated Statements of Comprehensive Loss. For the nine months ended September 30, 2020, cumulative mark-to-market adjustments resulted in a loss of $630. In addition, the Company realized currency exchange gains of $660 during the first nine months of 2020.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s equity compensation plans were anti-dilutive. The calculation of diluted earnings per share for the three months ended September 30, 2021 and 2020 does not include 28,472 and 16,544, respectively, of such potential common shares, as their impact would be anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2021 and 2020 does not include 26,131 and 14,154, respectively, of such potential common shares, as their impact would be anti-dilutive.

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

The Company has reviewed other new accounting pronouncements that were issued as of September 30, 2021 and does not believe that these pronouncements are either applicable to the Company, or that they will have a material impact on its financial position or results of operations.

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

In September 2014, Royalty Sub was unable to pay the accrued interest obligation due September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding payment date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet and thereafter. The PhaRMA Notes had a final legal maturity date of December 1, 2020, at which time the outstanding principal amount of the PhaRMA Notes, together with accrued and unpaid interest, was due in full. As of September 30, 2021, the PhaRMA Notes remained outstanding and in default, and the Company will continue to record the liability and accrued interest owed until the Company is determined to no longer be the financial obligor, which is anticipated during 2021. As a result of the continuing events of default under the PhaRMA Notes, the holders of the PhaRMA Notes may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential foreclosure, the primary impact to the Company would be the loss of future royalty payments from Shionogi and legal costs associated with retiring the PhaRMA Notes. As the PhaRMA Notes are the obligation of Royalty Sub and non-recourse to the Company, the events of default of the PhaRMA Notes are not expected to have a significant impact on the Company’s future results of operations or cash flows. As of September 30, 2021, the outstanding principal amount of the PhaRMA Notes was $30,000 and accrued and unpaid interest was $25,553.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, Events of Default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

As of September 30, 2021, the aggregate fair value of the PhaRMA Notes was estimated to be approximately 3% of its carrying value of $30,000. The estimated fair value of the PhaRMA Notes is classified as Level 3 in the fair value hierarchy as defined in U.S. GAAP.

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

The cash consideration of $125,000 obtained pursuant to the Royalty Purchase Agreement is recorded in “Royalty financing obligation” on the Company’s consolidated balance sheet as of December 31, 2020. The fair value for the royalty financing obligation at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to RPI over the life of the arrangement. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration and sales price and are determined using forecasts from market data sources, which are considered Level 3 inputs. Deferred issuance costs, which consist primarily of advisory and legal fees, totaled $2,370 as of September 30, 2021. The royalty financing obligation and the deferred issuance costs are amortized using the effective interest method over the term of the arrangement, in accordance with the respective guidance. The effective interest rate as of September 30, 2021 was approximately 24%. For the nine months ended September 30, 2021, accrued interest expense in the amount of $24,125 was added to the balance of the royalty financing obligation. Additionally, as of September 30, 2021, the Company has made royalty payments of $3,459 and had accrued royalties payable to RPI of $3,269, which reduced the royalty financing obligation. The Company will utilize the prospective method to account for subsequent changes in the estimated future payments to be made to RPI.

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

The Credit Agreement provides for quarterly interest-only payments until the maturity date, with the unpaid principal amount of the outstanding Term Loans due and payable on the maturity date of December 7, 2025. The Term Loan is accruing interest at a rate of 12.17%. The Company has elected each of the quarterly interest payments in 2021 to be PIK Interest Payments. For the nine months ended September 30, 2021, total PIK Interest Payments of $12,871 were added to the outstanding balance of the Term Loan. As of September 30, 2021, debt fees and issuance costs totaled $8,321 and are being amortized as part of interest expense on an effective interest rate method over the term of the Term A Loan. As of September 30, 2021, borrowings, including the PIK Interest Payment, under the Credit Agreement totaled $137,871. The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.

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

For the nine months ended September 30, 2020, the Company recognized $4,064 in interest expense related to the Second Amended and Restated Senior Credit Facility. In December 2020, the Company repaid the outstanding principal of the Second Amended and Restated Senior Credit Facility of $40,000 along with exit fees and accrued interest through the payoff date that totaled $3,298. The unamortized deferred financing cost and original issue discount of $1,211 was expensed as a loss on debt extinguishment.

Note 5 — Lease Obligations and Other Contingencies

The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases as of September 30, 2021. The Company accounts for its leases in accordance with ASU 2016-02: Leases (Topic 842).  This ASU requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most operating leases.  Certain operating leases provide for renewal options, which can vary by lease. The right-of-use asset and lease liabilities on the Company’s Consolidated Balance Sheets represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. As part of the Company’s assessment of the lease term, the Company elected the hindsight practical expedient, which allows companies to use current knowledge and expectations when determining the likelihood to extend lease options. Renewal options for the Company’s leases range from 1 to 5 years in length and begin from 2024 through 2026. The weighted average lease term for the Company’s operating leases was 11.4 years. The discount rate used in the calculation of the Company’s right-of-use asset and lease liability was determined based on the stated rate within each contract when available, or the Company’s collateralized borrowing rate from lending institutions. The weighted average discount rate for the Company’s operating leases was 12.5%.

The Company has not made any residual value guarantees related to its operating leases; therefore, the Company has no corresponding liability recorded on its Consolidated Balance Sheets.

Aggregate lease expense under operating leases was $1,306 and $1,321 for the nine months ended September 30, 2021 and 2020, respectively. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis. Lease expense for leases with an initial term of twelve months or less was not material. Cash paid for amounts included in the measurement of lease liabilities was $1,125 and $1,235 for the nine months ended September 30, 2021 and 2020, respectively.

Maturities of operating lease liabilities as of September 30, 2021, are as follows (in thousands):

2021 (remaining)	$485
2022	1,574
2023	1,418
2024	875
2025	724
Thereafter	7,327
Total lease payments	12,403
Less imputed interest	(5,916)
Total	$6,487

The Company’s current lease liability as of September 30, 2021 and December 31, 2020 was $1,452 and $1,179, respectively. The Company’s long-term lease liability as of September 30, 2021 and December 31, 2020 was $5,035 and $3,871, respectively. The current and long-term portions of the Company’s lease liability are presented within “Lease financing obligations” on the Consolidated Balance Sheets. The Company’s right-of use asset balance associated with operating leases totaled $5,191 and $3,802 at September 30, 2021 and December 31, 2020, respectively. These amounts are presented within “Other assets” on the Consolidated Balance Sheets. Operating right-of-use assets are recorded net of accumulated amortization of $2,328 and $2,641 as of September 30, 2021 and December 31, 2020, respectively.

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

On June 1, 2020, the Company issued 22,044 shares of common stock to the public at a purchase price of $4.50 per share and pre-funded warrants to purchase 3,511 shares of common stock at a purchase of $4.49 per pre-funded warrant, for total net proceeds to the Company of $108,096 after deducting underwriting discounts and commissions and other offering expenses. Each pre-funded warrant is exercisable, subject to conditions in the warrant agreement, into one share of common stock at an exercise price of $0.01 per share. All warrants issued in this offering remain outstanding at September 30, 2021.

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

Note 7 — Stock-Based Compensation

As of September 30, 2021, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated in April 2021 and approved by the Company’s stockholders on May 25, 2021. The Inducement Plan was adopted by the Board of Directors on April 24, 2019 and amended and restated by the Board of Directors in February 2020, July 2020, and July 2021. The ESPP was amended and restated in April 2021 and approved by the Company’s stockholders on May 25, 2021.

Stock-based compensation expense of $26,140 ($19,973 of expense related to the Incentive Plan, $5,025 of expense related to the Inducement Plan, and $1,142 of expense related to the ESPP) was recognized during the nine months ended September 30, 2021, while $8,907 ($7,492 of expense related to the Incentive Plan, $1,053 of expense related to the Inducement Plan and $362 of expense related to the ESPP) was recognized during the nine months ended September 30, 2020. In August 2021, the Company modified outstanding stock option awards held by an executive officer separating from employment with the Company. In connection with this separation of employment, the Company accelerated the vesting of 582,084 unvested stock options held by the executive, making them immediately exercisable.

There was approximately $60,420 of total unrecognized compensation expense related to non-vested stock option awards granted by the Company as of September 30, 2021. As of September 30, 2021, the Company expected to recognize that expense as follows: $6,324 during the remainder of 2021, $21,474 in 2022, $16,788 in 2023, $14,020 in 2024 and $1,814 in 2025. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests.

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

In August 2013, December 2014 and December 2019, the Company issued 1,032, 1,250 and 315 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of September 30, 2021, 100%, 85% and 100% of the August 2013, December 2014 and December 2019 grants, respectively, have vested. During 2020, the Company recognized $1,768 and $684 of stock compensation expense related to two milestones within the August 2013 and December 2019 grants for which achievement became probable.

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

Related activity under the Incentive Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance December 31, 2020	4,592	24,885	$6.52
Plan amendment	7,500	-	-
Restricted stock unit awards granted	(100)	-	-
Stock option awards granted	(2,108)	2,108	11.87
Stock option awards exercised	-	(2,205)	4.11
Stock option awards cancelled	208	(208)	7.47
Balance September 30, 2021	10,092	24,580	$7.18

For stock option awards granted under the Incentive Plan during the first nine months of 2021 and 2020, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first nine months of 2021 and 2020 was $8.11 and $3.35, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method.

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

Related activity under the Inducement Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance December 31, 2020	229	4,171	$3.88
Plan amendment	1,500	-	-
Stock option awards granted	(738)	738	14.23
Stock option awards exercised	-	(386)	3.61
Stock option awards cancelled	122	(122)	3.86
Balance September 30, 2021	1,113	4,401	$5.64

For stock option awards granted under the Inducement Plan during the first nine months of 2021 and 2020, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value per share of the awards granted during the first nine months of 2021 and 2020 was $9.74 and $2.41, respectively.

The following table summarizes the key assumptions used by the Company to value the stock option awards granted under the Incentive Plan and the Inducement Plan during the first nine months of 2021 and 2020, respectively. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Plans

	2021	2020
Expected Life in Years	5.5	5.5
Expected Volatility	84.2%	83.8%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.8%	0.4%

Employee Stock Purchase Plan (“ESPP”)

The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 6,056 shares remain available for purchase as of September 30, 2021. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates, and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. The Company issued 316 shares during the first nine months of 2021 under the ESPP. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 8 — Collaborative and Other Research and Development Contracts

National Institute of Allergy and Infectious Diseases (“NIAID/HHS”). In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease and subsequently, Yellow Fever and Ebola virus disease. On September 15, 2021, the Company entered into an amendment to pay for certain additional costs, including additional manufacturing development costs and overhead, and to change the total value of the contract, as amended, to $47,315 from $45,931. This is the commencement of closing out the contract. All options under the contract have been awarded.

In August 2020, NIAID/HHS awarded the Company a new contract, with potential aggregate funding up of to $43,908 if all contract options are exercised, to manufacture and evaluate the safety, efficacy and tolerability of galidesivir. NIAID/HHS made an initial award of $6,326 to the Company under this contract.

Biomedical Advanced Research and Development Authority (“BARDA/HHS”). In March 2015, BARDA/HHS awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of September 30, 2021, a total of $20,574 has been awarded under exercised options within this contract. The most recent development option was completed as of September 30, 2021.

The contracts with NIAID/HHS and BARDA/HHS are cost-plus-fixed-fee contracts. That is, the Company is entitled to receive reimbursement for all costs incurred in accordance with the contract provisions that are related to the development of galidesivir plus a fixed fee, or profit. BARDA/HHS and NIAID/HHS will make periodic assessments of progress, and the continuation of the contracts is based on the Company’s performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate these contracts. These contracts are terminable by the government at any time for breach or without cause.

U.S. Department of Health and Human Services (“HHS”). In September 2018, HHS awarded the Company a $34,660 contract for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period, including an initial base order of 10,000 doses. On September 3, 2020, the Company announced that HHS had exercised an option under this contract to purchase an additional 10,000 doses of RAPIVAB for $6,932, which the Company delivered in June and July of 2021.  For the nine months ended September 30, 2021, the Company delivered a total of 9,980 doses for $6,918.  On September 1, 2021, the Company announced that HHS has exercised its option to purchase an additional 10,000 doses of RAPIVAB.  As of September 30, 2021, the Company has delivered a total of 29,980 RAPIVAB doses of the 50,000 RAPIVAB doses available under the contract with HHS.

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

The Company identified performance obligations related to (i) the license to develop and commercialize ORLADEYO, (ii) regulatory approval support and (iii) reimbursement pricing approval support. These were each determined to be distinct from the other performance obligations. The Company allocated the $22,000 upfront consideration to the identified performance obligations using estimation approaches to determine the standalone selling prices under ASC Topic 606. Specifically, in determining the value related to the license, a valuation approach utilizing risk adjusted discounted cash flow projections was used, and an expected cost plus margin approach was utilized for the other performance obligations. For the nine months ended September 30, 2020, $1,617 of the $22,000 upfront payment was recognized as revenue as the services were delivered.  Prior to 2020, the Company had recognized as revenue $20,101 of the $22,000 upfront payment.

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

Products and Product Candidates

ORLADEYO® (berotralstat). ORLADEYO is an oral, once-daily therapy discovered and developed by us for the prevention of hereditary angioedema (“HAE”) attacks. ORLADEYO is approved in the U.S., the European Union, Japan, the United Kingdom, and the United Arab Emirates for the prevention of HAE attacks in adults and pediatric patients 12 years and older.

BCX9930. BCX9930 is a novel, oral, potent, and selective small molecule inhibitor of Factor D currently in clinical development for the treatment of complement-mediated diseases. Based on the safety and proof-of-concept data generated to date in patients with paroxysmal nocturnal hemoglobinuria (“PNH”), the program has advanced to pivotal studies of oral BCX9930 (500 mg bid) in PNH and to a proof-of-concept trial of oral BCX9930 (500 mg bid) in renal complement-mediated diseases. The proof-of-concept trial will be a basket study to evaluate BCX9930 for the potential to treat patients with C3 glomerulopathy, IgA nephropathy, and primary membranous nephropathy. We are working closely with key opinion leaders in hematology and nephrology to map the development strategy across a broad set of indications. Our goal is to develop BCX9930 as an oral monotherapy for complement-mediated diseases.

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

ORLADEYO® (berotralstat)

ORLADEYO is an oral, once-daily therapy discovered and developed by BioCryst for the prevention of HAE attacks. ORLADEYO has been approved by the U.S. Food and Drug Administration (“FDA”), the Ministry of Health, Labor and Welfare (“MHLW”) in Japan in January 2021, the European Commission (“EC”), the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom, and the Ministry of Health and Prevention (“MOHAP”) in the United Arab Emirates (“UAE”) for prophylaxis to prevent attacks of HAE in adults and pediatric patients 12 years and older.

On July 10, 2021, we announced data presented at the European Academy of Allergy and Clinical Immunology (“EAACI”) Hybrid Congress 2021. HAE patients who were randomized to receive 150 mg of ORLADEYO at the start of the APeX-2 trial had an 80 percent average reduction in their mean attack rate per month during weeks 25-96 of the trial, compared to baseline. Median attack rates also decreased from 2.7 attacks per month at baseline to 0.0 attacks per month in 16 of 17 months through the same period. ORLADEYO was generally well-tolerated during the treatment period with fewer drug-related adverse events reported in part 3 (weeks 49-96) as compared to part 1 (weeks 0-24) and part 2 (weeks 25-48). Eighty-one percent of the patients who entered part 3 completed the trial.

On August 25, 2021, we announced that the new drug submission for ORLADEYO was accepted for review by Health Canada for the prevention of recurrent attacks in patients with HAE 12 years and older. We also announced that Swissmedic accepted the Company’s marketing authorization application for ORLADEYO for review.

On September 9, 2021, we announced that the MOHAP in the UAE granted marketing authorization for ORLADEYO for the prevention of recurrent attacks in patients with HAE 12 years and older. To support commercialization efforts in the UAE, we entered into a supply and distribution agreement with NewBridge Pharmaceuticals, which also covers the Gulf Cooperation Council and Iraq.

On September 15, 2021, we announced that the United Kingdom’s National Institute for Health and Care Excellence (“NICE”) recommended ORLADEYO for preventing recurrent attacks of HAE in eligible patients 12 years and older if they have at least two attacks per month. With this recommendation, HAE patients in England, Wales, and Northern Ireland will have access to the first oral, once-daily therapy for routine prevention of recurrent HAE attacks.

On November 3, 2021, we announced that ORLADEYO has received reimbursement approval in Norway and is expected to launch in Norway in early December 2021.

Revenue from sales of ORLADEYO in the third quarter of 2021, which was our third full quarter of ORLADEYO sales, is discussed under “Results of Operations.” Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the U.S. and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the conversion of patients from our clinical trials and early access programs to commercial customers, and market trends. We are continuing to monitor and analyze this data during the initial launch period.

Complement-Mediated Diseases

Paroxysmal Nocturnal Hemoglobinuria (“PNH”)

On July 15, 2021, we announced the designs for REDEEM-1 and REDEEM-2, two pivotal trials with BCX9930 in patients with PNH. REDEEM-1 is a randomized, open-label, active, comparator-controlled comparison of the efficacy and safety of BCX9930 (500 mg twice-daily) monotherapy in approximately 81 PNH patients with an inadequate response to a C5 inhibitor. REDEEM-2 is a randomized, placebo-controlled trial to evaluate the efficacy and safety of BCX9930 (500 mg twice-daily) as monotherapy versus placebo in approximately 57 PNH patients not currently receiving complement inhibitor therapy. The primary endpoint for both trials is the change from baseline in hemoglobin, assessed at weeks 12 to 24 in REDEEM-1 and at week 12 in REDEEM-2. Trial site startup activities are underway at sites around the world, and patient enrollment is expected to begin in the fourth quarter of 2021.

We have completed a proof-of-concept trial in patients with PNH, including both treatment-naïve and those patients with an inadequate response to C5 inhibitors.  Patients on BCX9930 have been allowed to roll over with continued follow-up into a long-term safety trial.  We continue to monitor the patients who continue in the long-term safety trial.  Those patients who have discontinued from the long-term safety trial have done so for reasons unrelated to BCX9930.

BCX9930 has continued to be safe and generally well-tolerated with increased duration of dosing in the trial.  No serious drug-related adverse events were reported.

Renal Complement-Mediated Diseases

In the fourth quarter of 2021, we are preparing to initiate a proof-of-concept trial of oral BCX9930 (500 mg twice-daily) in renal complement-mediated diseases.  The trial will be a basket study to evaluate BCX9930 for the potential to treat patients with C3 glomerulopathy, IgA nephropathy, and primary membranous nephropathy.

Galidesivir

On September 15, 2021, we entered into an amendment to our September 2013 contract with NIAID/HHS to pay for certain additional costs, including additional manufacturing development costs and overhead, and to change the total value of the contract, as amended, to $47.3 million from $45.9 million. This is the commencement of closing out the contract. All options under the contract have been awarded. The contract we entered into with NIAID/HHS in August 2020, with potential aggregate funding of up to $43.9 million if all contract options are exercised, remains ongoing. NIAID/HHS made an initial award of $6.3 million under this contract in 2020.

RAPIVAB (peramivir injection)

On September 1, 2021, we announced that the U.S. Department of Health and Human Services has exercised its option to purchase an additional 10,000 doses of RAPIVAB for $6.9 million. The order is part of a $34.7 million contract the Centers for Disease Control and Prevention awarded in 2018 for the procurement of up to 50,000 doses of RAPIVAB over a five-year period for the Strategic National Stockpile.

Results of Operations (three months ended September 30, 2021 compared to the three months ended September 30, 2020)

For the three months ended September 30, 2021, total revenues were $41.0 million as compared to $6.1 million for the three months ended September 30, 2020. The increase was primarily due to $37.0 million of ORLADEYO net revenue following our commercial launch in December 2020. This increase in revenue was partially offset by a reduction in contract revenue of $1.5 million and the recognition of $0.3 million of deferred revenue in the prior year period compared to none in the current year period.

Cost of product sales for the three months ended September 30, 2021 and 2020 was $0.6 million and $1.5 million, respectively, and was primarily associated with the peramivir product sales to our partners.

Research and development (“R&D”) expenses increased to $50.0 million for the three months ended September 30, 2021 from $30.2 million for the three months ended September 30, 2020, primarily due to increased investment in the development of BCX9930, as well as other research, preclinical and development costs, which were partially offset by a reduction in spend on the ORLADEYO program following our commercial launch in December 2020.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2021 were $35.0 million compared to $17.2 million in the three months ended September 30, 2020. The increase was primarily due to increased investment to support the U.S. commercial launch of ORLADEYO and our expanded international operations. Additionally, SG&A expenses for the three months ended September 30, 2021 includes severance costs of $0.7 million and a related one-time non-cash stock compensation charge of $7.0 million in connection with the accelerated vesting of certain outstanding stock options.

Interest expense for the three months ended September 30, 2021 was $14.1 million as compared to $2.9 million for the three months ended September 30, 2020. The increase in interest expense was primarily associated with the sale of certain royalty payments to RPI 2019 Intermediate Finance Trust (“RPI”) in December 2020 (the “Royalty Sale”) and the $125.0 million Term A Loan under the Credit Agreement that we entered into with Athyrium Opportunities III Co-Invest 1 LP (“Athyrium”) in December 2020 (the “Credit Agreement”). The nature of the Royalty Sale requires that we recognize a liability (the “Royalty Financing Obligation”) for the future sale of royalties under the agreement. This liability is amortized using the effective interest rate method, resulting in the recognition of non-cash interest expense over the estimated term of the Royalty Purchase Agreement (as defined in “Note 2⸻Royalty Monetizations⸻ORLADEYO Royalty Monetization” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report). Interest expense for the three months ended September 30, 2021 included $8.5 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligation and $3.9 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Credit Agreement. Additionally, we recognized $1.7 million in interest expense on the non-recourse PhaRMA Notes issued in March 2011. Interest expense for the three months ended September 30, 2020 consisted of $1.6 million associated with the non-recourse PhaRMA Notes and $1.3 million associated with the borrowings under our secured credit facility with MidCap, which terminated in December 2020 when we repaid the outstanding indebtedness under the facility.

For the three months ended September 30, 2021 and September 30, 2020, other expense of $0.1 million and $0.3 million, respectively, was primarily related to foreign currency losses.

Results of Operations (nine months ended September 30, 2021 compared to the nine months ended September 30, 2020)

For the nine months ended September 30, 2021, total revenues were $110.0 million as compared to $13.8 million for the nine months ended September 30, 2020. The increase was primarily due to $76.4 million of ORLADEYO net revenue following our commercial launch in December 2020.  Additionally, RAPIVAB revenues, primarily from sales to HHS, increased by $7.1 million and peramivir product revenue from inventory sales to our partners increased by $4.6 million. The Company also recognized a $15.0 million milestone payment related to the NHI approval of ORLADEYO in Japan.  These increases in revenue were partially offset by a reduction in royalty revenue of $2.3 million, a reduction in contract revenue of $2.2 million and the recognition of $1.6 million of deferred revenue in the prior year period compared to none in the current year period.  The decrease in royalty revenue was due to peramivir product replacement under Green Cross’s supply agreement with the Korean government.

Cost of product sales for the nine months ended September 30, 2021, and 2020 was $6.8 million and $1.5 million, respectively, and was primarily associated with the peramivir product sales to our partners.

R&D expenses increased to $145.3 million for the nine months ended September 30, 2021 from $87.6 million for the nine months ended September 30, 2020, primarily due to increased investment in the development of BCX9930, as well as other research, preclinical and development costs, which were partially offset by a reduction in spend on the ORLADEYO program following our commercial launch in December 2020.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total R&D expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
R&D expenses by program:
BCX9930	$26,885	$10,332	$77,233	$21,226
Berotralstat	6,821	9,947	24,472	36,337
Galidesivir	390	3,035	4,309	7,395
BCX9250	557	142	1,436	2,189
Peramivir	191	296	745	1,433
Other research, preclinical and development costs	15,127	6,493	37,084	19,030
Total R&D expenses	$49,971	$30,245	$145,279	$87,610

SG&A expenses for the nine months ended September 30, 2021 were $83.4 million compared to $46.9 million in the nine months ended September 30, 2020. The increase was primarily due to increased investment to support the U.S. commercial launch of ORLADEYO and our expanded international operations. Additionally, SG&A expenses for the nine months ended September 30, 2021 includes severance costs of $0.7 million and a related one-time non-cash stock compensation charge of $7.0 million in connection with the accelerated vesting of certain outstanding stock options.

Interest expense for the nine months ended September 30, 2021 was $40.5 million as compared to $8.9 million for the nine months ended September 30, 2020. The increase in interest expense was primarily associated with the Royalty Sale and the $125.0 million Term A Loan under the Credit Agreement. Interest expense for the nine months ended September 30, 2021 included $24.1 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligation and $11.4 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Credit Agreement. Additionally, we recognized $4.9 million in interest expense on the non-recourse PhaRMA Notes issued in March 2011. Interest expense for the nine months ended September 30, 2020 consisted of $4.8 million associated with the non-recourse PhaRMA Notes and $4.1 million associated with the borrowings under our secured credit facility with MidCap, which terminated in in December 2020 when we repaid the outstanding indebtedness under the facility.

For the nine months ended September 30, 2021, other expense of $0.2 million was primarily related to foreign currency losses as compared to interest and other income of $8.9 million for the nine months ended September 30, 2020, which primarily consisted of $8.9 million related to recognition of income from the partial arbitration award related to our Seqirus arbitration proceedings.

Liquidity and Capital Resources

Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; to a lesser extent, the PhaRMA Notes financing and our credit facilities; and more recently, the Royalty Sale.  To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014; a NIAID/HHS galidesivir development contract totaling $47.3 million, which is ongoing; a second NIAID/HHS galidesivir development contract with a potential value totaling $43.9 million, which is ongoing; and a BARDA/HHS galidesivir development contract with a potential value totaling $39.1 million, which is also ongoing. The total amount of funding obligated under awarded options under the active NIAID/HHS and BARDA/HHS galidesivir contracts is $53.6 million and $20.6 million, respectively.  In addition to the above, we have previously received funding from other sources, including other collaborative and other research and development agreements, government grants, equipment lease financing, facility leases, research grants, and interest income on our investments.

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

As of September 30, 2021, we had net working capital of $119.1 million, a decrease of approximately $99.0 million from $218.1 million at December 31, 2020. The decrease in working capital was primarily due to normal operating expenses associated with the development of our product candidates and expenses incurred as a result of the launch and commercialization of ORLADEYO. Our principal sources of liquidity at September 30, 2021 were approximately $199.6 million in cash and cash equivalents.

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

Based on our expectations for revenue, operating expenses, and our option to access an additional $75 million under the Credit Agreement, we believe our financial resources will be sufficient to fund our operations into 2023. However, we have sustained operating losses for the majority of our corporate history and expect that our 2021 expenses will exceed our 2021 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Our liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of our products and the future progression of our product candidates. We regularly evaluate other opportunities to fund future operations, including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, through private placement transactions or registered public offerings. Our future liquidity needs, and our ability to address those needs, will largely be determined by the success of our products and product candidates; the timing, scope, and magnitude of our commercial expenses; and key development and regulatory events and our decisions in the future.

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

The restrictive covenants contained in our Credit Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lender’s permission or without repaying all obligations outstanding under the Credit Agreement. These covenants limit our ability to, among other things, grant certain types of liens on our assets; make certain investments; incur or assume certain debt, including accessing additional tranches of debt under the Credit Agreement; engage in certain mergers, acquisitions, and similar transactions; dispose of assets; license certain property; distribute dividends; make certain restricted payments; change the nature of our business; engage in transactions with affiliates and insiders; prepay other indebtedness; or engage in sale and leaseback transactions. A breach of any of these covenants could result in an event of default under the Credit Agreement. As of September 30, 2021, we were in compliance with the covenants under the Credit Agreement.

Financial Outlook for 2021

Based on the strength of the ORLADEYO launch, and continued growth from new patient demand expected in the fourth quarter, we expect full year 2021 net ORLADEYO revenue to be between $115 million and $120 million. Based on our expectations for revenue, operating expenses, and our option to access an additional $75 million from our existing credit facility, we believe our current cash runway takes us into 2023.

Off-Balance Sheet Arrangements

As of September 30, 2021, we do not have any unconsolidated entities or off–balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our Credit Agreement. The Term A Loan under the Credit Agreement bears interest each quarter at a rate equal to the three-month LIBOR rate, which is capped to be no less than 1.75% and no more than 3.50% (“LIBOR”), plus 8.25% or, for each quarterly interest period in which a PIK Interest Payment is made, LIBOR plus 10.25%. Accordingly, increases in interest rates could increase the associated interest payments that we are required to make on the Term Loans. As of September 30, 2021, interest was accrued at 12.2% on the $125.0 million Term A Loan under the Credit Agreement.

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

Foreign Currency Risk

The majority of our transactions and the greatest magnitude of these transactions occur in U.S. dollars and although we have initiated operations in Europe, we did not have significant operating activities or significant investments in foreign countries as of September 30, 2021. Therefore, we were not subject to significant foreign currency exchange risk in our normal operations.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Although our business operations under the COVID-19 pandemic continue to evolve, we continue to utilize work-from-home policies for many of our employees, which may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, we are a government contractor, and as such, we are subject to the federal vaccine mandate.  We cannot accurately predict the impact on operations of our return-to-the-office plan, nor of the vaccine mandate on our business or on third parties with whom we conduct business.  Our business may be negatively impacted in the event that large numbers of employees or key employees do not comply with the mandate.  These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

Our liquidity needs will be largely determined by the success of operations in regard to the commercialization of our products and the progression of our product candidates in the future. Our plans for managing our liquidity needs primarily include controlling the timing and spending on our research and development programs, raising additional funds through equity and/or debt financings, and commercializing our approved products. We regularly evaluate other opportunities to fund operations including: (1) securing or increasing U.S. Government funding of our programs, including obtaining additional and delivering on procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments and/or royalties; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on research and development programs, including by discontinuing and suspending development; and/or (6) restructuring operations to change our overhead structure.

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

We received FDA approval of ORLADEYO, an oral, once-daily therapy for the prevention of HAE attacks in adults and pediatric patients 12 years and older, in December 2020. We subsequently received regulatory approvals for ORLADEYO in Japan, the European Union, the United Kingdom, and the United Arab Emirates in January 2021, April 2021, May 2021, and September 2021, respectively. In addition, we are performing research on or developing products for the treatment of several other rare diseases, including diseases of the complement system and FOP, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for our pharmaceutical products and product candidates. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. There are licensed therapies for HAE (including Berinert®, Haegarda®, Cinryze®, Kalbitor®, Takhzyro®, Firazyr® (icatibant), generic icatibant, and Ruconest®), therapies for certain complement-mediated diseases such as PNH, aHUS, myasthenia gravis, and neuromyelitis optica spectrum disorder (Soliris®, UltomirisTM, and EmpaveliTM), products for the prevention or treatment of influenza (seasonal flu vaccines, Tamiflu® (oseltamivir), generic oseltamivir, Relenza®, and Inavir®, favipiravir, and Xofluza™), and a number of additional products in clinical development in these therapeutic areas and for the treatment of FOP. In addition, various government entities throughout the world may offer incentives, grants and contracts to encourage additional investment into preventative and therapeutic agents against viruses such as influenza, coronavirus, Ebola, and others, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. See “Business—Competition” in Part I, Item 1 of our most recent Annual Report on Form 10-K for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.

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

In addition, we are subject to the federal physician sunshine act and certain similar physician payment and drug pricing transparency legislation in various states. We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including both federal and state anti-kickback and false claims laws. Outside of the United States, we may be subject to analogous foreign laws and regulations in the various jurisdictions in which we operate. These laws and regulations apply to our or our partners’ operations, sales and marketing practices, price reporting, and relationships with physicians and other customers and third-party payors. Anti-kickback laws generally prohibit a manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may be no regulations, guidance or court decisions that clarify how the laws apply to particular industry practices. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursement or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The sunshine provisions apply to manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government certain payments made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as, ownership and investment interests held by physicians (as defined above) and their immediate family members. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Although we seek to comply with these statutes, it is possible that our practices, or those of our partners, might be challenged under health care fraud and abuse, anti-kickback, false claims or similar laws. Violations of the physician sunshine act and similar legislation or the fraud and abuse laws may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, and future exclusion from participation in government healthcare programs.

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

We have contracts with BARDA/HHS and NIAID/HHS for the development of galidesivir as a treatment for diseases caused by RNA pathogens, including Marburg virus disease, Yellow Fever and Ebola virus disease. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or, if we are found to be in violation, could result in contract termination. If the US. Government terminates any of its contracts with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, this could have an adverse impact on the programs associated with such funding and could also adversely impact our cash flows and operations.

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

The PhaRMA Notes had a final legal maturity date of December 1, 2020, at which time the outstanding principal amount of the PhaRMA Notes of $30.0 million, together with accrued and unpaid interest of $25.6 million, was due in full. The failure by Royalty Sub to repay in full the outstanding principal amount of the PhaRMA Notes, together with any accrued and unpaid interest, at the December 1, 2020 final maturity date constituted an additional event of default under the PhaRMA Notes. We cannot predict whether holders of PhaRMA Notes will seek to pursue any remedies as a result of the continuing events of default with respect to the PhaRMA Notes. The PhaRMA Notes are the obligation of Royalty Sub. As a result, we do not currently expect the continuing events of default on the PhaRMA Notes to have a significant impact on our future results of operations or cash flows. However, we cannot assure you that this will be the case or that we will not otherwise be adversely affected as a result the continuing events of default under the PhaRMA Notes or the failure by Royalty Sub to repay the PhaRMA Notes at maturity.

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

As of September 30, 2021, we had an outstanding principal balance under our Credit Agreement of $137.9 million, net of deferred financing costs and inclusive of the PIK Interest Payment. We may also draw up to another $75.0 million in aggregate principal amount under the Term B Loan and the Term C Loan (each as defined in the Credit Agreement) under the Credit Agreement if, among other conditions, the Company reaches defined revenue milestones and, with respect to a draw on the Term C Loan, the Term B Loan has been funded prior to or contemporaneously with the Term C Loan. Our indebtedness could have important consequences to our stockholders. For example, it:

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2021, the 52-week range of the market price of our stock was from $3.36 to $18.48 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of October 29, 2021, there were 179,936,171 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of October 29, 2021, there were 24,410,779 stock options outstanding and 10,120,242 shares available for issuance under our Amended and Restated Stock Incentive Plan, 4,457,699 stock options outstanding and 1,052,332 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan and 6,056,304 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

10.1*

BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated as of July 23, 2021).  Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (File No. 333-259919) filed September 30, 2021.

10.2*

Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan, dated August 4, 2021.  Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 9, 2021.

10.3*

Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Yarlagadda S. Babu, dated August 4, 2021.  Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed August 9, 2021.

10.4*

Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Alane P. Barnes, dated August 4, 2021.  Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed August 9, 2021.

10.5*

Separation Agreement and Release, dated August 8, 2021, by and between BioCryst Pharmaceuticals, Inc. and Megan Sniecinski.  Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 9, 2021.

10.6

Amendment, dated August 27, 2021, to the Contract dated September 1, 2018 between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services.  Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 1, 2021.

(10.7)	Amendment #25 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 15, 2021.

(10.8)*	Amendment No. 1 to the Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Anthony Doyle, dated September 24, 2021.

(10.9)*	Amendment No. 1 to the Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Dr. Helen M. Thackray, dated September 24, 2021.

(10.10)*	Amendment No. 1 to the Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Charles Gayer, dated September 24, 2021.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and nine months ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File – The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL (contained in Exhibit 101).

( )	Filed or furnished herewith.
*	Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of November, 2021.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony Doyle
Anthony Doyle
Chief Financial Officer
(Principal Financial Officer)

/s/ Michael L. Jones
Michael L. Jones
Executive Director, Finance and Principal Accounting Officer
(Principal Accounting Officer)