Form 10-K
period 2021-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2022-02-28
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The registrant estimates that the aggregate market value of the Common Stock on June 30, 2021 (based upon the closing price shown on the Nasdaq Global Select Market on June 30, 2021) held by non-affiliates was $2,800,557,076.

The number of shares of Common Stock, par value $0.01, of the registrant outstanding as of January 31, 2022 was 184,661,799 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with the solicitation of proxies for its 2022 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 under Part III hereof.

i

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in the “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report, as well as any amendments we make to those sections in filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements include, but are not limited to, statements about:

●

the preclinical development, clinical development, commercialization, or post-marketing studies of our products and product candidates, including ORLADEYO® (berotralstat), BCX9930, BCX9250, peramivir, galidesivir, and early stage discovery programs;

●	the timing and success of our commercialization of ORLADEYO in the U.S. and elsewhere and expectations regarding the commercial market for ORLADEYO;

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

●

plans, programs, progress and potential success of our collaborations, including with Torii Pharmaceutical Co., Ltd. (“Torii”) for ORLADEYO in Japan and Shionogi & Co., Ltd. (“Shionogi”) and Green Cross Corporation (“Green Cross”) for peramivir in their territories;

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

●

Our Credit Agreement contains conditions and restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay our outstanding indebtedness under the Credit Agreement earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a material adverse effect on our business.

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

PART I

ITEM 1.         BUSINESS

Our Business

We are a commercial-stage biotechnology company that discovers novel, oral, small-molecule medicines. We focus on oral treatments for rare diseases in which significant unmet medical needs exist and an enzyme plays the key role in the biological pathway of the disease. We integrate the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. Structure-guided drug design is a drug discovery approach by which we design synthetic compounds from detailed structural knowledge of the active sites of enzyme targets associated with particular diseases. We use X-ray crystallography, computer modeling of molecular structures and advanced chemistry techniques to focus on the three-dimensional molecular structure and active site characteristics of the enzymes that control cellular biology. Enzymes are proteins that act as catalysts for many vital biological reactions. Our goal generally is to design a compound that will fit in the active site of an enzyme and thereby prevent its catalytic activity. Molecules from our discovery efforts that are commercially available or that are in active development are summarized in the table below and are discussed in further detail under “Products and Product Candidates” in this “Part I⸻Item 1⸻Business” section of this report.

Drug/Drug Candidate	Drug Class	Therapeutic Area(s)	Phase	Rights*

ORLADEYO® (berotralstat)	Oral Serine Protease Inhibitor Targeting Kallikrein (once-daily treatment)	Hereditary Angioedema (“HAE”)	Approved (U.S., European Union, Japan, United Kingdom, & United Arab Emirates)	BioCryst (worldwide, except Japan); Torii Pharmaceutical Co., Ltd. (Japan)

BCX9930	Oral Factor D Inhibitor	Complement-mediated diseases (paroxysmal nocturnal hemoglobinuria)	Pivotal	BioCryst (worldwide)

		Complement-mediated diseases (C3 glomerulopathy, IgA nephropathy, primary membranous nephropathy)	Phase 2	BioCryst (worldwide)

BCX9250	Oral Activin Receptor-like Kinase-2 Inhibitor	Fibrodysplasia ossificans progressiva (“FOP”)	Phase 1	BioCryst (worldwide)

RAPIVAB® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Acute uncomplicated Influenza	Approved (U.S., Australia & Canada)	BioCryst (worldwide, except Japan, Taiwan, Korea and Israel)

RAPIACTA® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal Influenza	Approved (Japan & Taiwan)	Shionogi & Co., Ltd. (Japan & Taiwan)

PERAMIFLU® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal Influenza	Approved (Korea)	Green Cross Corporation (Korea)

Galidesivir (BCX4430)	RNA dependent-RNA Polymerase Inhibitor	Broad spectrum antiviral for 20 RNA viruses, including Marburg, Yellow Fever, and Ebola	Phase 1	BioCryst (worldwide)

*         See “Business⸻Collaborations and In-License Relationships” for a description of our relationships with the third parties identified in this column.

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

We select disease targets and product candidates in which a small molecule would offer a significant benefit over existing products or would be the first to market. We strive to advance our product candidate portfolio from discovery to commercial markets efficiently by utilizing a small group of talented and highly-skilled employees working in conjunction with strategic outsource partners. We are unique in our approach to treat orphan diseases with orally-administered, small molecules, identified by utilizing crystallography and structure-guided drug design. The principal elements of our strategy are:

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

Products and Product Candidates

ORLADEYO (Berotralstat)

ORLADEYO is an oral, once-daily therapy discovered and developed by BioCryst for the prevention of hereditary angioedema (“HAE”) attacks. HAE is a rare, severely debilitating and potentially fatal genetic condition with a prevalence of between 1 in 33,000 to 1 in 67,000 people. HAE symptoms include recurrent episodes of edema in various locations, including the hands, feet, face, genitalia and airway. Airway swelling is particularly dangerous and can lead to death by asphyxiation. In addition, patients often have bouts of severe abdominal pain, nausea and vomiting caused by swelling in the intestinal wall. By inhibiting plasma kallikrein, ORLADEYO suppresses bradykinin production. Bradykinin is the mediator of acute swelling attacks in HAE patients.

ORLADEYO was approved by the U.S. Food and Drug Administration (“FDA”) in December 2020 for prophylaxis to prevent attacks of HAE in adults and pediatric patients 12 years and older. Our specialty pharmacy provider for ORLADEYO in the U.S. began shipping ORLADEYO to patients with a prescription in the U.S. in December 2020. Through EMPOWER Patient Services, administered by our specialty pharmacy provider, we aim to streamline access to therapy by providing each HAE patient and their healthcare provider with a single point of contact for access to ORLADEYO. A dedicated care coordinator supports access for each patient with comprehensive financial support tools and reimbursement support.

ORLADEYO also received marketing and manufacturing approval from the Ministry of Health, Labor and Welfare (“MHLW”) in Japan in January 2021 for prophylactic treatment of HAE in adults and pediatric patients 12 years and older. ORLADEYO is the first and only prophylactic HAE medication approved in Japan. On April 14, 2021, we announced that the Japanese National Health Insurance System (“NHI”) approved the addition of ORLADEYO to the NHI drug price list on April 21, 2021. Torii, our collaborative partner commercializing ORLADEYO in Japan, launched ORLADEYO in Japan on April 23, 2021. The NHI price listing triggered a $15 million milestone payment from Torii to us. In addition, under our agreement with Torii, we are entitled to receive tiered royalty payments, ranging from 20% to 40% of net sales of ORLADEYO in Japan during each calendar year. See “Collaborations and In-License Relationships” below for a description of our relationship with Torii. OrphanPacific, Inc., our representative partner in Japan, holds the marketing authorization for ORLADEYO in Japan.

On April 30, 2021, we announced that the European Commission (“EC”) approved ORLADEYO for routine prevention of recurrent attacks of HAE in adult and adolescent patients aged 12 years and older. The EC approval is applicable to all European Union (“EU”) member states plus Iceland, Norway, and Liechtenstein. ORLADEYO is the first oral, once-daily prophylactic therapy for the prevention of HAE attacks approved in Europe. On June 3, 2021, we announced the launch of ORLADEYO in Germany. Appropriate HAE patients aged 12 years and older in France currently have access to ORLADEYO through an Autorisation Temporaire d’Utilisation de cohort, or Temporary Authorization for Use, granted by the French National Agency for Medicines and Health Products Safety in March 2021.  In addition, we have also launched ORLADEYO in Norway and Sweden.

On May 12, 2021, we announced that the United Kingdom’s Medicines and Healthcare Regulatory Agency (“MHRA”) granted marketing authorization for ORLADEYO for the routine prevention of recurrent HAE attacks in HAE patients 12 years and older. We announced on September 15, 2021 that the United Kingdom’s National Institute for Health and Care Excellence (“NICE”) recommended ORLADEYO for preventing recurrent attacks of HAE in eligible patients 12 years and older if they have at least two attacks per month. With this recommendation, HAE patients in England, Wales, and Northern Ireland will have access to the first oral, once-daily therapy for routine prevention of recurrent HAE attacks.

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

On August 25, 2021, we announced that the new drug submission for ORLADEYO was accepted for review by Health Canada for the prevention of recurrent attacks in patients with HAE 12 years and older. We also announced that Swissmedic accepted the Company’s marketing authorization application for ORLADEYO review.

On September 9, 2021, we announced that the Ministry of Health and Prevention (“MOHAP”) in the United Arab Emirates (“UAE”) granted marketing authorization for ORLADEYO for the prevention of recurrent attacks in patients with HAE 12 years and older. To support commercialization efforts in the UAE, we entered into a supply and distribution agreement with NewBridge Pharmaceuticals, which also covers the Gulf Cooperation Council and Iraq.

On January 10, 2022, we announced that ORLADEYO is now covered by all major payors and national and regional pharmacy benefit managers in the U.S.

On December 7, 2020, we entered into a Purchase and Sale Agreement (the “2020 RPI Royalty Purchase Agreement”) with RPI 2019 Intermediate Finance Trust (“RPI”), pursuant to which we sold to RPI the right to receive certain royalty payments from the Company for a purchase price of $125 million in cash. On November 19, 2021, we entered into a second Purchase and Sale Agreement (the “2021 RPI Royalty Purchase Agreement” and together with the 2020 RPI Royalty Purchase Agreement, (the “RPI Royalty Purchase Agreements”) with RPI, pursuant to which we sold to RPI the right to receive certain royalty payments from the Company for a purchase price of $150 million in cash. On November 19, 2021, we also entered into a Purchase and Sale Agreement (the “OMERS Royalty Purchase Agreement”) and collectively with the RPI Royalty Purchase Agreements, the “Royalty Purchase Agreements”) with OCM IP Healthcare Holdings Limited, an affiliate of OMERS Capital Markets (“OMERS”), pursuant to which we sold to OMERS the right to receive certain royalty payments from the Company for a purchase price of $150 million in cash. The transactions contemplated under the Royalty Purchase Agreements are referred to herein as the “Royalty Sales.” Under the Royalty Purchase Agreements, RPI and OMERS are entitled to receive tiered, sales-based royalties on net product sales of ORLADEYO in the U.S. and certain key European markets (collectively, the “Key Territories”), and other markets where we sell ORLADEYO directly or through distributors (collectively, the “Direct Sales”). In addition, RPI and OMERS are entitled to receive a tiered revenue share on amounts generally received by us on account of ORLADEYO sublicense revenue or net sales by licensees outside of the Key Territories. See “Note 8⸻Royalty Monetizations⸻ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about our obligations under the Royalty Purchase Agreements.

We built out our U.S. commercial infrastructure in 2020 to support the launch of ORLADEYO in the U.S. in December 2020 and are continuing to build our commercial infrastructure to support launches in Europe and elsewhere. Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the U.S. and Europe, and our first full year of commercialization of  ORLADEYO in the U.S. in 2021, we anticipate the commercial market for ORLADEYO has the potential to reach a global peak of more than $1 billion in annual sales. We expect at least 70 to 80 percent of our revenue at peak to come from the U.S. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different. There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See “Risk Factors⸻Risks Relating to Our Business⸻Risks Relating to Drug Development and Commercialization⸻There can be no assurance that our commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part I, Item 1A of this report for further discussion of these risks.

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

BCX9930 is a novel, oral, potent, and selective small molecule inhibitor of Factor D, discovered by the Company and currently in clinical development for the treatment of complement-mediated diseases. Based on the safety and proof-of-concept (“PoC”) data generated to date in patients with paroxysmal nocturnal hemoglobinuria (“PNH”), the program has advanced to pivotal studies of oral BCX9930 (500 mg twice-daily) in PNH and to a proof-of-concept trial of oral BCX9930 (500 mg twice-daily) in three renal complement-mediated diseases, C3 glomerulopathy (C3G), IgA nephropathy (IgAN), and primary membranous nephropathy (PMN). We are working closely with regulators and key opinion leaders in hematology and nephrology to map the advanced development strategy across a broad set of indications. Our goal is to develop oral BCX9930 as a monotherapy for complement-mediated diseases.

We have completed a proof-of-concept trial in patients with PNH, including both treatment-naïve and those patients with an inadequate response to C5 inhibitors.  Patients on BCX9930 have been allowed to roll over with continued follow-up into a long-term safety trial.  We continue to monitor the patients who continue in the long-term safety trial.

On November 29, 2021, we announced the enrollment of the first patient in the REDEEM-2 pivotal trial with BCX9930 in patients with PNH. REDEEM-2 is a randomized, placebo-controlled trial evaluating the efficacy and safety of BCX9930 (500 mg twice-daily) as monotherapy versus placebo in PNH patients not currently receiving complement inhibitor therapy. In part 1 of this trial, patients will be randomized 2:1 to receive BCX9930 or placebo under double-blind conditions for 12 weeks. All patients will receive BCX9930 in part 2 (weeks 13-52) to assess the long-term safety, tolerability, and effectiveness of BCX9930, with patients randomized to placebo in part 1 switching to BCX9930 at the week 12 visit. The primary endpoint of REDEEM-2 is change from baseline in hemoglobin, as assessed at week 12.

On January 7, 2022, we announced the enrollment of the first patient in the REDEEM-1 pivotal trial with BCX9930 in patients with PNH. REDEEM-1 is a randomized, open-label, active comparator-controlled comparison of the efficacy and safety of BCX9930 (500 mg twice-daily) monotherapy in PNH patients with an inadequate response to a C5 inhibitor. In part 1 of this trial, patients who have not had an adequate response to a C5 inhibitor will be randomized 2:1 to discontinue their C5 inhibitor and receive BCX9930 as monotherapy or to continue receiving their C5 inhibitor for 24 weeks. All patients will receive BCX9930 in part 2 (weeks 25-52) to assess the long-term safety, tolerability, and effectiveness of BCX9930. Patients who are randomized to C5 inhibitor therapy in part 1 will discontinue that therapy at the week 24 visit and start BCX9930 for part 2. The primary endpoint of REDEEM-1 is change from baseline in hemoglobin, as assessed at weeks 12 to 24.

On February 22, 2022, we announced the enrollment of the first patient in the RENEW proof-of-concept basket study with BCX9930 in patients with C3 glomerulopathy, IgA nephropathy, and primary membranous nephropathy.  RENEW is an open-label, multicenter, proof-of-concept study designed to evaluate the safety, tolerability, and therapeutic potential of BCX9930 (twice-daily) administered for 24 weeks in patients with either C3G, IgAN, or PMN.  All patients will be enrolled into one of three parallel study cohorts, based on confirmation of diagnosis and disease activity in a recent kidney biopsy, and will receive BCX9930 for the 24-week treatment period.  The primary endpoint of RENEW is percent change from baseline in 24-hour urine protein-to-creatinine ratio (uPCR), as assessed at week 24.

BCX9930 has received Orphan Drug and Fast Track designations from the FDA for the treatment of PNH. Orphan drug designation qualifies BCX9930 for various development incentives, including tax credits for certain clinical costs, a waiver of the new drug application fee, and a designated period of market exclusivity following approval. According to the FDA, the purpose of the Fast Track designation is to get important new drugs to patients earlier by facilitating the development, and expediting the review, of drugs to treat serious conditions and meet an unmet medical need.

Under the RPI Royalty Purchase Agreements, RPI will be entitled to receive tiered, sales-based royalties on net product sales, if any, of BCX9930 and another earlier stage Factor D inhibitor, as well has tiered, profit share amounts of up to 3.0% from certain other permitted sales in certain markets. See “Note 8⸻Royalty Monetizations⸻ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about our obligations under the RPI Royalty Purchase Agreements.

Fibrodysplasia Ossificans Progressiva (“FOP”)

FOP is an ultra-rare disease that affects approximately 1 in 2 million people worldwide. It is a severely disabling condition characterized by the irregular formation of bone outside the normal skeleton, also known as heterotopic ossification (“HO”). HO can occur in muscles, tendons and soft tissue. FOP patients progressively become bound by this irregular ossification, with restricted movement and fused joints, resulting in deformities and premature mortality. In patients with FOP, minor trauma can result in rapid development of painful inflammatory masses. These progress over several weeks resulting in the replacement of the affected soft tissue by permanent bone masses. There is no cure for this condition, and there are no approved treatments for FOP in the U.S.

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

The goal of our ALK2 inhibitor program is to discover and develop orally administered kinase inhibitor drug candidates that are able to slow or prevent HO. In a phase 1 clinical trial in healthy volunteers, our lead compound, BCX9250, was safe and well tolerated at all doses studied, with linear and dose-proportional exposure supporting once-daily dosing.

Peramivir Injection (RAPIVAB, RAPIACTA, PERAMIFLU)

RAPIVAB (peramivir injection) was developed under a $234.8 million contract from the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services (“BARDA/HHS”). In January 2010, our partner, Shionogi, received the first approval for peramivir injection and launched it in Japan under the commercial name RAPIACTA. It is approved in Japan for the treatment of adults, children, and infants with uncomplicated seasonal influenza and those patients at high-risk for complications associated with influenza. In August 2010, our partner, Green Cross, received marketing and manufacturing approval from the Korean Food & Drug Administration under the commercial name PERAMIFLU to treat patients with influenza A & B viruses, including pandemic H1N1 and avian influenza. See “Collaborations and In-License Relationships” below for a discussion of these licensing arrangements.

Peramivir was also approved in the United States in 2014, Taiwan in 2016, Canada in 2017, and Australia in 2018. A Supplemental New Drug Application (“sNDA”) was approved in the United States in February 2021, extending RAPIVAB’s availability for the treatment of acute uncomplicated influenza to pediatric patients six months and older. Prior to this approval, peramivir had been indicated in the United States for pediatric patients two years and older. In the United States, peramivir is indicated for the treatment of acute uncomplicated influenza in patients who have been symptomatic for no more than two days.

In September 2018, the U.S. Department of Health and Human Services (“HHS”) awarded us a $34.7 million contract for the procurement of up to 50,000 doses of RAPIVAB over a five-year period to supply the Strategic National Stockpile for use in a public health emergency. We delivered 20,000 doses of RAPIVAB under this contract in 2019 for a total price of approximately $13.9 million. We delivered another 9,980 doses of RAPIVAB under this contract in 2021 for a total price of approximately $6.9 million. On September 1, 2021, we announced that HHS exercised its option to purchase an additional 10,000 doses of RAPIVAB under this contract for a total price of approximately $6.9 million. As a result, we expect to deliver at least one shipment of 10,000 doses within the contract in 2022.

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

NIAID/HHS funding has supported galidesivir’s development as a treatment for Marburg virus, Yellow Fever and Ebola virus. Since September 2013, NIAID/HHS has supported the development of galidesivir as a therapeutic for Ebola and Marburg viruses. As of the date hereof, all options under our initial contract with NIAID/HHS have been awarded. The total amount under the initial contract, as amended, is $47.3 million, inclusive of the $1.4 million added to the contract in September 2021 to pay for certain additional costs, including additional manufacturing development costs and overhead. This is the commencement of the closing out of the initial contract.

The contract we entered into with NIAID/HHS in August 2020 for the manufacture and evaluation of the safety, efficacy, and tolerability of galidesivir, with potential aggregate funding of up to $43.9 million if all contract options are exercised, remains ongoing. NIAID/HHS made an initial award of $6.3 million under this contract in 2020.

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

Collaborations and In-License Relationships

Torii Pharmaceutical Co., Ltd. (“Torii”)

On November 5, 2019, we entered into a Commercialization and License Agreement with Torii (the “Torii Agreement”), granting Torii the exclusive right to commercialize ORLADEYO for the prevention of HAE attacks in Japan. Under the Torii Agreement, we received an upfront, non-refundable payment of $22.0 million. We received an additional milestone payment of $15.0 million in the second quarter of 2021 upon receipt from the NHI of a reimbursement price approval for ORLADEYO.

Under the Torii Agreement, we are entitled to receive tiered royalty payments, ranging from 20% to 40% of annual net sales of ORLADEYO in Japan during each calendar year. Torii’s royalty payment obligations are subject to customary reductions in certain circumstances, but may not be reduced by more than 50% of the amount that otherwise would have been payable to us in the applicable calendar quarter. Torii’s royalty payment obligations commenced upon the first commercial sale of ORLADEYO in Japan and expire upon the later of (i) the tenth anniversary of the date of first commercial sale of ORLADEYO in Japan, (ii) the expiration of our patents covering ORLADEYO, and (iii) the expiration of regulatory exclusivity for ORLADEYO in Japan. We are responsible for supplying Torii with its required amounts of ORLADEYO. The activities of the parties pursuant to the Torii Agreement are overseen by a joint steering committee, composed of an equal number of representatives from each party to coordinate the development and commercialization of ORLADEYO in Japan.

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

Shionogi & Co., Ltd. (“Shionogi”)

In February 2007, we entered into a License, Development and Commercialization Agreement (as amended, supplemented or otherwise modified, the “Shionogi Agreement”), an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. In October 2008, we and Shionogi amended the Shionogi Agreement to expand the territory covered by the agreement to include Taiwan. Under the terms of the Shionogi Agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan in exchange for a $14.0 million upfront payment. The license provided for development milestone payments (up to $21.0 million), which have all been paid, and for commercial milestone payments (up to $95.0 million) in addition to double-digit (between 10% and 20%) royalty payments on product sales of peramivir, in accordance with the terms of the Shionogi Agreement.

In December 2017, we, on behalf of JPR Royalty Sub LLC, a wholly-owned subsidiary of BioCryst (“Royalty Sub”), instituted arbitration proceedings against Shionogi in order to resolve a dispute with Shionogi under the Shionogi Agreement regarding the achievement of sales milestones and escalating royalties. The arbitration proceedings concluded with the decision that no sales milestones had been achieved and that royalties would remain the same. The costs associated with the arbitration proceedings are recoverable from the assets of Royalty Sub in accordance with the terms of the Indenture and servicing agreement relating to the PhaRMA Notes (each as defined below under “Shionogi Royalty Monetization and Non-Recourse Notes Payable”).

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

As part of the transaction, we entered into a purchase and sale agreement, dated as of March 9, 2011, with Royalty Sub, whereby we transferred to Royalty Sub, among other things, (i) our rights to receive commercial royalty and milestone payments from Shionogi under the Shionogi Agreement and (ii) the right to receive payments under a Japanese yen/US dollar foreign currency hedge arrangement, which was put into place by us in connection with the transaction and expired in November 2020. Royalty payments are paid by Shionogi in Japanese yen, and milestone payments are paid in U.S. dollars. Our collaboration with Shionogi was not impacted by this transaction.

Principal and interest on the PhaRMA Notes are payable from, and are secured by the rights to royalty and milestone payments under the Shionogi Agreement, which were transferred by us to Royalty Sub. The PhaRMA Notes bear interest at 14.0% per annum, payable annually in arrears on September 1st of each year (the “Payment Date”). We remain entitled to receive any royalties and milestone payments related to sales of peramivir by Shionogi following repayment by Royalty Sub of the PhaRMA Notes.

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

In September 2014, Royalty Sub was unable to pay the full amount of interest payable in September 2013 by the next succeeding payment date for the PhaRMA Notes, which was September 1, 2014. This inability constituted an event of default under the terms of the Indenture. Accordingly, we classified the PhaRMA Notes and related accrued interest as current liabilities on our balance sheet since that time. The PhaRMA Notes matured on December 1, 2020, at which time the outstanding principal amount of the PhaRMA Notes of $30.0 million, together with all accrued and unpaid interest of $20.6 million, was due in full. The failure by Royalty Sub to repay in full the outstanding principal amount of the PhaRMA Notes, together with any accrued and unpaid interest, at the December 1, 2020 final maturity date, constituted an additional event of default under the PhaRMA Notes. As a result of the continuing events of default under the PhaRMA Notes, the holders of the PhaRMA Notes may foreclose on the collateral securing the PhaRMA Notes and our equity interests in Royalty Sub, and they may exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments, if any, that might otherwise accrue to us following repayment of the PhaRMA Notes and we might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential foreclosure, we believe the primary impact to us would be the loss of future royalty payments, if any, from Shionogi and the legal costs associated with retiring the PhaRMA Notes. As a result, we do not currently expect the continuing events of default on the PhaRMA Notes to have a significant impact on our future results of operations or cash flows. However, there can be no assurance that this will be the case or that we will not otherwise be adversely affected as a result of the continuing events of default under the PhaRMA Notes.

As of December 31, 2021, the PhaRMA Notes remained in default. We wrote off the balance due under the PhaRMA Notes to other income as a debt extinguishment as of December 31, 2021. See “Note 8−Royalty Monetizations−RAPIACTA−Non-Recourse Notes Payable−Debt Extinguishment” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about the write-off.

The Indenture does not contain any financial covenants. The Indenture includes customary representations and warranties of Royalty Sub, affirmative and negative covenants of Royalty Sub, events of default and related remedies, and provisions regarding the duties of the Trustee, indemnification of the Trustee, and other matters typical for indentures used in structured financings of this type.

Green Cross Corporation (“Green Cross”)

In June 2006, we entered into an agreement with Green Cross to develop and commercialize peramivir in Korea. Under the terms of the agreement, Green Cross is responsible for all development, regulatory, and commercialization costs in Korea and we are entitled to share in profits resulting from the sale of peramivir in Korea, including the sale of peramivir to the Korean government for stockpiling purposes. Furthermore, Green Cross will pay us a premium over its cost to supply peramivir for development and any future marketing of peramivir products in Korea. Both parties have the right to terminate the agreement in the event of an uncured material breach. In the event of termination, all rights, data, materials, products, and other information would be transferred to us.

Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. (“AECOM” and “IRL,” respectively)

In June 2000, we licensed a series of potent inhibitors of Purine Nucleoside Phosphorylase (“PNP”) from AECOM and IRL (together, the “Licensors”). The lead product candidate from this collaboration is forodesine. We have obtained worldwide exclusive rights to develop and ultimately distribute it, or any other, product candidates that might arise from research on these inhibitors. We have the option to expand our license agreement with the Licensors to include other inventions in the field made by the investigators or employees of the Licensors. Under this agreement, as amended and restated, we have agreed to use commercially reasonable efforts to develop these drugs and to pay certain milestone payments for each licensed product (which range in the aggregate from $1.4 million to almost $4.0 million per indication) for future development, single digit royalties on net sales of any resulting product made by us, and to share a portion of future payments received from other third-party partners, if any. In addition, we have agreed to pay annual license fees, which can range from $150,000 to $500,000, that are creditable against actual royalties and other payments due to the Licensors. The Licensors have also granted us an exclusive worldwide license of galidesivir for any antiviral use.

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

Government Contracts

RAPIVAB (Peramivir Injection)

In September 2018, HHS awarded us a $34.7 million contract for the procurement of up to 50,000 doses of RAPIVAB over a five-year period, including an initial base order of 10,000 doses. In each of September 2019, 2020, and 2021, HHS exercised its options to purchase an additional 10,000 doses of RAPIVAB. We delivered a total of 20,000 doses of RAPIVAB and recorded approximately $13.9 million of product sales in 2019. In 2021, we delivered another shipment of 9,980 doses within the contract, totaling approximately $6.9 million in product sales. We expect to deliver at least one shipment of 10,000 doses within the contract in 2022, totaling approximately $6.9 million in product sales. The RAPIVAB purchases by HHS will supply the Strategic National Stockpile, the nation’s largest supply of life-saving pharmaceuticals and medical supplies for use in a public health emergency.

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

In September 2013, NIAID/HHS contracted with us for the development of galidesivir as a treatment for Marburg, and subsequently, Yellow Fever and Ebola virus disease. All options under this contract have been awarded, and the total value of the contract, as amended, is $47.3 million, inclusive of the $1.4 million added to the contract in September 2021 to pay for certain additional costs, including additional manufacturing development costs and overhead. This contract is in the process of being closed out.

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

As of December 31, 2021, we have been issued approximately 28 U.S. patents that expire between 2023 and 2039 and that relate to our kallikrein inhibitor compounds, neuraminidase inhibitor compounds, BSAV compounds, PNP inhibitor compounds, and complement-mediated disease program compounds. We have licensed a number of compounds protected by certain composition of matter patents from AECOM and IRL, totaling three additional U.S. patents that expire between 2023 and 2029. Additionally, we have approximately 25 Patent Cooperation Treaty or U.S. patent applications pending related to kallikrein inhibitor compounds, neuraminidase inhibitor compounds, BSAV compounds, PNP inhibitor compounds, FOP program compounds, and complement-mediated disease program compounds. Our pending applications may not result in issued patents, our patents may not cover the products of interest or may not be enforceable in all, or any jurisdictions and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially viable. After expiration of composition of matter patents for our products and product candidates, we may rely on data exclusivity, or in some cases, method of use patents. The enforceability of these patents varies from jurisdiction to jurisdiction and may not be allowed or enforceable in some territories where we may seek approval. We may not have the funds to continue patent prosecution or to defend all of our existing patents in our current patent estate and may selectively abandon patents or patent families worldwide or in certain territories.

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

●

Kallikrein Inhibitors ⸻ Kalbitor® (ecallantide) is a specific recombinant plasma kallikrein inhibitor that is dosed subcutaneously by healthcare providers to treat acute HAE attacks. Takhzyro® (lanadelumab-flyo) is a monoclonal antibody approved for prophylaxis of HAE attacks and can be self-administered as a subcutaneous injection.

●	Bradykinin receptor antagonist ⸻ Firazyr® (icatibant) and generic icatibant are indicated for the treatment of acute attacks and is administered by subcutaneous administration.

●

Other medications ⸻ Prophylactic administration of synthetic attenuated androgens (generically available as danazol or stanozolol) has been utilized to reduce the frequency or severity of attacks. However, long-term use of danazol or stanozolol may result in liver damage, virilization and arterial hypertension. Six-month liver function tests, annual lipid profiles, and biennial hepatic ultrasound are recommended for patients on chronic androgen therapy.

We are aware of a number of HAE therapies in clinical development that, if approved, may compete with ORLADEYO. These include:

Company	Asset	Mechanism of Action	Route of Administration	Trial Phase	Role in Therapy
KalVista	KVD-900	Kallikrein inhibitor	Oral	III	Acute treatment
	KVD-824	Kallikrein inhibitor	Oral	II	Prophylaxis
Pharvaris	PHA121 (PHVS416/PHVS719)	B2 bradykinin antagonist	Oral	II	Acute and Prophylaxis
Attune	ATN-249	Kallikrein inhibitor	Oral	I	Prophylaxis
CSL	Garadacimab	Anti-factor XII mAb	IV/Subcutaneous	III	Prophylaxis
Ionis	Donidalorsen	Antisense inhibitor of prekallikrein	Subcutaneous	III	Prophylaxis

Complement-Mediated Diseases

Several rare diseases are known to be mediated by defects of the complement system, including PNH, atypical hemolytic uremic syndrome (“aHUS”), complement 3 glomerulopathy (“C3G”), and myasthenia gravis. Alexion, AstraZeneca Rare Disease’s Soliris® (eculizumab) is a C5 inhibitor approved for PNH, aHUS, myasthenia gravis, and neuromyelitis optica spectrum disorder. Soliris had global sales of over $1.9 billion in 2021. Alexion also received FDA approval for Ultomiris® (ravulizumab), a longer-acting C5 inhibitor, as a treatment for PNH in late 2018 and aHUS in late 2019. Global sales for Ultomiris were $688 million in 2021. Apellis Pharmaceuticals, Inc.’s Empaveli® is a C3 inhibitor approved for PNH in the U.S. and Europe in 2021.

In addition to BCX9930, we are aware of a number of complement pathway-based products in development, which include:

Company	Asset	Mechanism of Action	Route of Administration	Trial Phase
Apellis	Empaveli	C3 Inhibitor	Subcutaneous	Approved
Akari	Nomacopan	C5 Inhibitor	Subcutaneous	III
Roche	Crovalimab (RG6107)	C5 Inhibitor	IV / Subcutaneous	III
Regeneron	Pozelimab	C5 Inhibitor	IV / Subcutaneous	III
Omeros	Narsoplimab	MASP-2	IV / Subcutaneous	BLA
	OMS906	MASP-3	Subcutaneous	I
AstraZeneca	Danicopan (ALXN2040)	Factor D Inhibitor	Oral	III
	Vermicopan (ALXN2050)	Factor D Inhibitor	Oral	II
Novartis	Iptacopan (LNP023)	Factor B Inhibitor	Oral	III
	Tesidolumab	C5 Inhibitor	IV	II
ChemoCentryx	Avacopan	C5aR Inhibitor	Oral	Approved
Ra / UCB	Zilucoplan	C5 Inhibitor	Subcutaneous	II
Alnylam	Cemdisiran	C5 Inhibitor	Subcutaneous	II

Amgen (Phase 3), Samsung, and Isu Abxis are also in clinical trials developing biosimilars of eculizumab.

FOP

FOP is a rare, severely disabling condition characterized by HO. HO can occur in muscles, tendons, and soft tissue. FOP patients progressively become bound by this irregular ossification, with restricted movement and fused joints, resulting in deformities and premature mortality. There are currently no approved treatments for FOP in the U.S.

In addition to BCX9250, we are aware of a number of FOP therapies in clinical development, which include:

Company	Asset	Mechanism of Action	Route of Administration	Trial Phase
Ipsen	Palovarotene	Retinoic Acid Receptor (RAR) Gamma Agonist	Oral	NDA
	IPN60130	ALK-2 Inhibitor	Oral	II
Regeneron	Garetosmab	Anti-activin A	IV	III
Incyte	INCB00928	ALK-2 Inhibitor	Oral	II
Keros	KER-047	ALK-2 Inhibitor	Oral	I/II

Antivirals

The pharmaceutical market for products that prevent or treat influenza is very competitive. Key competitive factors for RAPIVAB (peramivir injection) include, among others, efficacy, ease of use, safety, price and cost-effectiveness, storage and handling requirements, and reimbursement. A number of products are currently available in the U.S. and/or other counties, including Japan, for the prevention or treatment of influenza, including seasonal flu vaccines, F. Hoffmann-La Roche Ltd.’s (“Roche”) TAMIFLU® (oseltamivir), generic oseltamivir, GlaxoSmithKline plc’s (“GSK”) RELENZA®, Genentech and Shiongi’s XOFLUZA® and Daiichi Sankyo Co., Ltd.’s INAVIR®. In addition, FUJIFILM Corporation’s favipiravir, a polymerase inhibitor, is approved in Japan.

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

In order to ensure compliance with applicable laws and regulations, our Chief Financial Officer, Chief Legal Officer, and Chief People Officer oversee compliance training, education, auditing, and monitoring; enforce disciplinary guidelines for any infractions of our corporate polices; implement new policies and procedures; respond to any detected issues; and undertake corrective action procedures. Our controls address compliance with laws and regulations that govern public pharmaceutical companies, including, but not limited to, the following: federal and state law, such as the Sarbanes-Oxley Act of 2002 and the U.S. Foreign Corrupt Practices Act of 1977; Nasdaq listing requirements; the regulations of the Financial Industry Regulatory Authority, the SEC, the FDA, and HHS; and applicable laws and regulations administered by foreign regulatory authorities, including those of the EU, the U.K., and Japan. Our standard operating procedures are designed to provide a framework for corporate governance in accordance with ethical standards and best legal practices.

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

Phase 1 — During phase 1, which involves the initial introduction of the drug into healthy volunteers, the drug is tested to assess metabolism, pharmacokinetic, and pharmacological actions and safety, including side effects associated with increasing doses.

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

Following the review of the application, which may include requests for additional information from the sponsor and results from inspections of manufacturing and clinical sites, the FDA will issue an “action letter” on the application. The action letter will either be an “approval letter,” in which case the product may be lawfully marketed in the United States, or a “complete response letter.” A complete response letter will state that the FDA cannot approve the NDA in its present form and, usually, will describe all of the specific deficiencies that the FDA has identified in the application. The complete response letter, when possible, will include the FDA’s recommended actions to place the application in a condition for approval. Deficiencies can be minor (e.g., labeling changes) or major (e.g., requiring additional clinical trials). A complete response letter may also be issued before the FDA conducts the required facility inspection and/or reviews labeling, leaving the possibility that additional deficiencies in the original NDA could be subsequently cited. An applicant receiving a complete response letter is permitted to resubmit the NDA addressing the identified deficiencies (in which case a new two- or six-month review cycle will begin), or withdraw the NDA. The FDA may consider a failure to take action within one year of a complete response letter to be a request to withdraw, unless the applicant has requested an extension of time in which to resubmit the NDA. If the FDA approves an NDA, the marketing of the product will be limited to the particular disease states and conditions of use that are described in the product label. The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities.

Approved drugs that are manufactured or distributed in the U.S. pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims and some manufacturing and supplier changes, are subject to prior FDA review and approval. The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including phase 4 clinical trials, and surveillance programs to further assess and monitor the product's safety and effectiveness after commercialization.

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

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation, if sought, must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant with FDA orphan drug designation for a particular active ingredient to receive FDA approval of the designated drug for the disease indication for which it has such designation, is entitled to a seven-year exclusive marketing period (“Orphan drug exclusivity”) in the U.S. for that product, for that indication. During the seven-year period, the FDA may not finally approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with Orphan drug exclusivity or if the license holder cannot supply sufficient quantities of the product. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition, provided that the sponsor has conducted appropriate clinical trials required for approval. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee for the orphan indication.

Fast Track Designation

Under the Fast Track program, the sponsor of an IND may request the FDA to designate the drug candidate as a Fast Track drug if it is intended to treat a serious condition and fulfill an unmet medical need. The FDA must determine if the drug candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor's request. Once the FDA designates a drug as a Fast Track candidate, it is required to facilitate the development and expedite the review of that drug by providing more frequent communication with, and guidance to, the sponsor.

In addition to other benefits, such as greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track drug's NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA's review period as specified under PDUFA V for filing and reviewing an application does not begin until the last section of the NDA has been submitted. Additionally, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials and marketing approval, commercial sales, and distribution of drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country.

The various phases of pre-clinical and clinical research in the European Union (the “EU”) are subject to significant regulatory controls. Pursuant to the Clinical Trials Directive 2001/20/EC, as amended (the “Clinical Trials Directive”), a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, approval must be obtained from the national competent authority of each EU member state in which a clinical trial is planned to be conducted. A clinical trial application (“CTA”) is submitted, which must be supported by an investigational medicinal product dossier and further supporting information prescribed by the Clinical Trials Directive and other applicable guidance documents, including but not limited to the clinical trial protocol. Further, a clinical trial may only be started after an independent ethics committee has issued a favorable opinion on the CTA in that country.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014 (the “Regulation”), which is set to replace the current Clinical Trials Directive. The Regulation came into effect in January 2022 with a three-year transition period in which clinical trial sponsors will be able to choose among different submission pathways. The Regulation, which is directly applicable in all EU member states, aims to simplify and streamline the approval of clinical trials in the EU. For instance, the Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

Manufacturing and import into the EU of investigational medicinal products for use in clinical trials is subject to the holding of appropriate authorizations and must be carried out in accordance with cGMP.

Under EU regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. Under the centralized procedure, a single marketing authorization application is submitted to the Committee for Medicinal Products for Human Use of the European Medicines Agency (“EMA”), which then makes a recommendation to the European Commission (“EC”). The EC makes the final determination on whether to approve the application.  The decentralized procedure provides for mutual recognition of national approval decisions, and the holder of a national marketing authorization may submit an application to the remaining member states.

The United Kingdom’s (“U.K.”) exit from the EU, or Brexit, has caused political and economic uncertainty, including in the regulatory framework applicable to our operations and product candidates, and this uncertainty may persist for years.  From January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) is the U.K.’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules apply in Northern Ireland than in England, Wales and Scotland (together, Great Britain or “GB”). Northern Ireland continues to follow the EU regulatory regime, but its national competent authority remains the MHRA. The MHRA has published a draft guidance on how various aspects of the U.K. regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, marketing authorizations, importing, exporting and pharmacovigilance and is relevant to any business involved in the research, development or commercialization of medicines in the U.K. The U.K. regulatory regime largely mirrors that of the EU.

Under the Japanese regulatory system administered by the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”), pre-marketing approval and clinical studies are required for all pharmaceutical products. To obtain manufacturing/marketing approval, we must submit an application for approval to the Ministry of Health, Labor and Welfare (“MHLW”) with results of nonclinical and clinical studies to show the quality, efficacy, and safety of a new drug. A data compliance review, good Clinical Practices, or GCP, on-site inspection, cGMP audit, and detailed data review are undertaken by the PMDA. The application is then discussed by the committees of the Pharmaceutical Affairs and Food Sanitation Council (“PAFSC”). Based on the results of these reviews, the final decision on approval is made by the MHLW. In Japan, the National Health Insurance system maintains a Drug Price List specifying which pharmaceutical products are eligible for reimbursement, and the MHLW sets the prices of the products on this list. The price will be determined within 60 to 90 days following approval unless the applicant disagrees, which may result in extended pricing negotiations. The government generally introduces price cut rounds every other year and also mandates price decreases for specific products. New products judged innovative or useful, that are indicated for pediatric use, or that target orphan or small population diseases, however, may be eligible for a pricing premium. The Japanese government has also promoted the use of generics, where available.

Fraud and Abuse and Related Regulatory Laws

We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including both federal and state anti-kickback and false claims laws. Outside of the U.S., we may be subject to analogous foreign laws and regulations in the various jurisdictions in which we operate. These laws and regulations apply to our or our partners’ operations, sales and marketing practices, price reporting, and relationships with physicians and other customers and third-party payors. Anti-kickback laws generally prohibit a manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may be no regulations, guidance or court decisions that clarify how the laws apply to particular industry practices. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursement or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

In addition, we are subject to the federal physician sunshine act and certain similar physician payment and drug pricing transparency legislation in various states. The sunshine provisions apply to manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government certain payments made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians (as defined above) and their immediate family members. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Violations of the physician sunshine act and similar legislation or the fraud and abuse laws may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, and future exclusion from participation in government healthcare programs.

Reimbursement and Healthcare Reform

In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which the costs of such products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results. In addition, there is significant uncertainty regarding the reimbursement status of newly approved healthcare products.

Adequate coverage and reimbursement in the U.S. and other markets is critical to the commercial success of approved products. Recently in the U.S., there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Individual states in the U.S. have been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Third-party payors are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many third-party payors negotiate the price of medical services and products and develop formularies that establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the third-party payor’s patient population. The process for obtaining coverage can be lengthy and costly, and it could take several months before a particular payor initially reviews a product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data in order to demonstrate the cost-effectiveness of a particular product.

Outside the U.S., ensuring adequate coverage and payment for drug products can have challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct an active comparator clinical trial to demonstrate the relative effectiveness of our therapeutic candidates or products to other available therapies to support our pricing, which could be expensive and result in delays in our commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved healthcare products. Recent budgetary pressures in many EU countries are also causing governments to consider or implement various cost-containment measures, including reference price grouping, price freezes, increased price cuts, and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

The Patient Protection and Affordable Care Act (“PPACA”) made extensive changes to the delivery of healthcare in the U.S. The PPACA included numerous provisions that affect pharmaceutical companies, some of which became effective immediately and others of which have taken effect over the past several years. For example, the PPACA expanded healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA also imposed substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The PPACA also contains cost containment measures that could reduce reimbursement levels for healthcare items and services generally, including pharmaceuticals. It also required reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts. In addition, pharmaceutical and device manufacturers are also required to report and disclose certain payments and transfers of value to, and investment interests held by, physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value, or ownership or investment interests not reported in an annual submission. Compliance with the PPACA and state laws with similar provisions is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

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

Data Privacy and Security Laws

Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security, and data breach notification laws, which may govern the collection, use, disclosure, and protection of health-related and other personal information. State laws may be more stringent, broader in scope, or offer greater individual rights with respect to protected health information (“PHI”), than the federal Health Insurance Portability and Accountability Act of 1996, as amended, and its implementing regulations, which are collectively referred to as HIPAA, and state laws may differ from each other, which may complicate compliance efforts. Entities that are found to be in violation of HIPAA or that enter into a resolution agreement with the HHS to settle actual or potential allegations of HIPAA noncompliance may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations.

Many state laws govern the privacy of personal information in specified circumstances. For example, in California the California Consumer Privacy Act (“CCPA”), establishes a privacy framework for covered businesses by creating an expanded definition of personal information, establishing data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the CCPA, other personal information may be covered, and possible changes to the CCPA may broaden its scope.

EU member states, the U.K., Switzerland, and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations. In the European Economic Area (“EEA”), the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation (“GDPR”). The GDPR, together with national legislation, regulations, and guidelines of the states in the EEA, the U.K., and Switzerland governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA, the U.K., or Switzerland, security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA, the U.K., or Switzerland. Guidance on implementation and compliance practices are often updated or otherwise revised.

Human Capital Resources

As of December 31, 2021, we had approximately 358 employees, of whom approximately 190 employees were engaged in the research and development function of our operations. Our research and development staff, approximately 76 of whom hold Ph.D. or M.D. degrees, have diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, medicinal chemistry, clinical development, and regulatory affairs.

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

Financial Information

For information related to our revenues, profits, net loss and total assets, in addition to other financial information, please refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report. Financial information about revenues derived from foreign countries is included in Notes 1 and 2 to the Consolidated Financial Statements contained in this report.

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

Risks Relating to Our Business

Risks Relating to COVID-19

Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by the effects of the ongoing COVID-19 pandemic on us or on third parties with whom we conduct business, including without limitation our development partners, manufacturers, clinical research organizations (“CROs”), and others, as well as on the regulatory and government agencies with whom we work.

The global COVID-19 pandemic continues to affect the United States and global economies, and could cause disruptions to our business, operations, and clinical development or commercialization plans and timelines, as well as the business and operations of third parties with whom we conduct business. For example, government orders and evolving business policies and procedures have impacted and may continue to impact, among other things: (1) our personnel and those of third parties on whom we rely, including our development partners (such as Torii), manufacturers, CROs, and others; (2) the conduct of our current and future clinical trials and commercial interactions; and (3) the operations of the FDA, EMA, PMDA, and other health and governmental authorities, which could result in delays of reviews and approvals.

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

If global health concerns prevent the FDA, EMA, PMDA or other regulatory authorities from conducting their inspections, reviews, or other regulatory activities, it could significantly impact the ability of such authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business and clinical development and commercialization plans and timelines.

Although our business operations under the ongoing COVID-19 pandemic continue to evolve, where possible and practical, we continue to provide work-from-home flexibility for our employees, which could negatively impact productivity, disrupt our business and delay our clinical programs and timelines. In addition, we are a government contractor, and as such, we are subject to the federal COVID-19 safety protocols, including the vaccine mandate.  We cannot accurately predict the impact on operations of our return-to-the-office plan, nor of the federal COVID-19 safety protocols on our business or on third parties with whom we conduct business.  Our business may be negatively impacted in the event that large numbers of employees or key employees do not comply with these protocols.  These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

The spread of COVID-19, which has caused a broad impact globally, could also materially affect our access to capital. While the future economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic could result in significant disruption of global financial markets, reducing our ability to access the equity or debt capital markets or obtain other sources of capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and related responses could materially affect our business and the value of our common stock.

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

Since our inception, we have not achieved sustained profitability. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts and commercial activities progress. We expect that such losses will fluctuate from quarter to quarter and that losses and fluctuations may be substantial. To become profitable, we, or our collaborative partners, must successfully manufacture and develop products and product candidates, receive regulatory approval, and successfully commercialize our products and/or enter into profitable commercialization arrangements with other parties. It could take longer than expected before we receive, or we may never receive, significant revenue from any current or future license agreements or significant revenues directly from product sales. Even if we are able to successfully commercialize our existing products, or to develop new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligation to pay RPI and OMERS, as applicable, royalties on certain revenues from ORLADEYO, BCX9930, and another earlier stage Factor D inhibitor under the Royalty Purchase Agreements, may reduce the profitability of such products.

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

We have sustained operating losses for the majority of our corporate history and expect that our 2022 expenses will exceed our 2022 revenues. We expect to continue to incur operating losses and negative cash flows unless and until revenues reach a level sufficient to support ongoing operations.

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

Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols. Failure to achieve any of these endpoints in any of our programs, including our Factor D program (inclusive of BCX9930), BCX9250, galidesivir, and our other rare disease product candidates, could result in delays in or modifications to our trials or require the performance of additional unplanned trials. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to cause undesirable or unexpected side effects that could result in delays in the development of our product candidates, significant unexpected costs, or the termination of programs. The development plans for our product candidates, including our clinical trials, may not be adequately designed or executed, which could negatively affect the outcome and analysis of study results. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates that are unlikely to show favorable results in clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential.

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

●	the impact of the ongoing COVID-19 pandemic on one or more of the foregoing factors.

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

Our ability to raise additional capital when needed or at all may be limited and may greatly depend upon our success in commercializing and achieving market acceptance of ORLADEYO and the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs (including but not limited to formulation progress, long-term human safety studies, and carcinogenicity, drug-drug interaction, toxicity, or other required studies) for BCX9250 for the treatment of FOP, our Factor D program (including BCX9930) for diseases of the complement system, our broad-spectrum antiviral program, including galidesivir, and other rare disease product candidates, as well as any post-approval studies for our products. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of COVID-19, may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government), which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of COVID-19. Any such instability may impact these parties’ ability to fulfill contractual obligations to us, or it might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development and commercialization of our products and product candidates.

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

Our business strategy includes increasing the asset value of our product and product candidate portfolio. We believe this is best achieved by retaining full product rights or through collaborative arrangements with third parties as appropriate. As needed, potential third-party relationships could include preclinical development, clinical development, regulatory approval, marketing, sales, and distribution of our products and product candidates.

Currently, we have established collaborative relationships, including with Torii for the commercialization of ORLADEYO in Japan and with each of Shionogi and Green Cross for the development and commercialization of peramivir. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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
●

we have had in the past, and in the future may have, disputes with a partner that could lead to litigation or arbitration, which could result in substantial costs and divert the attention of our management;

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

The Torii Agreement provides that we are entitled to receive tiered royalty payments, the amounts of which will depend upon the amount of annual net sales of ORLADEYO in Japan during each calendar year and other factors. We remain responsible for regulatory activities with respect to ORLADEYO in Japan for one year after the first commercial sale. We continue to use third parties to satisfy many of our obligations under the Torii Agreement, including but not limited to our regulatory and other responsibilities in Japan. If our interactions, or those of our third-party agents, are unsuccessful, we could fail to meet our obligations under the Torii Agreement, which could negatively impact the commercial success and the partnership, impact the economic benefit expected or require additional development of ORLADEYO.

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

Torii has sole control over, and decision-making authority with respect to, commercialization activities for ORLADEYO for the prevention of HAE attacks in Japan, subject to oversight from a joint steering committee. Therefore, our receipt, and the amounts, of any royalty payments under the Torii Agreement are dependent upon Torii’s successful performance of such commercialization activities. In addition, competitive products and variations in patient demand, prescription levels, reimbursement determinations or other factors may limit the commercial potential of ORLADEYO in Japan, which could materially reduce the amount of any royalties we are entitled to receive under the Torii Agreement.

Under the Torii Agreement, we are responsible for supplying Torii with its required amounts of ORLADEYO for commercial sale. If, due to the failure of our third-party contract manufacturers to produce sufficient drug product, we fail to supply to Torii the required amounts of ORLADEYO, then Torii’s ability to successfully commercialize ORLADEYO in Japan could be materially impaired, and we may receive less royalty income under the Torii Agreement, or none at all.

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

Even if we are able to successfully commercialize our existing products, or to develop new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligations to pay royalties on certain revenues from ORLADEYO, BCX9930, and another earlier stage Factor D inhibitor under the Royalty Purchase Agreements may reduce the profitability of such products.

We expect to continue expanding our development and regulatory capabilities and implementing sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to continue experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, sales, marketing, and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. For example, we expanded our internal commercial team in 2020 in preparation for the commercial launch of ORLADEYO, and we continued to add additional headcount throughout 2021. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit, train, and retain additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. In addition, if a commercial launch for any product or product candidate for which we recruit a commercial team and establish marketing capabilities in any region is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Many additional factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, pandemics, labor disputes, acts of terrorism or war, equipment malfunctions, or raw material shortages. If our commercial distribution partners are not able to satisfy our requirements within the expected timeframe, or are unable to provide us with accurate or timely information and data, including inventories and sales, serious adverse events, and/or product complaints, our business, including our commercial launch and sales of ORLADEYO may be at risk. In addition, if specialty pharmacy services, including our third-party call center services, which provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support, is not effectively managed, the continuance of our commercial launch and sales of ORLADEYO may be delayed or compromised.

In addition, our contract manufacturers may not be able to manufacture the materials required for our products or product candidates at a cost or in quantities necessary to make them commercially viable. Our raw materials, drug substances, products, and product candidates are manufactured by a limited group of suppliers, including some at a single facility. If any of these suppliers were unable to produce these items, this could significantly impact our supply of products and product candidate material for further preclinical testing and clinical trials. To date, our third-party manufacturers have met our manufacturing requirements, but they may not continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval in accordance with the FDA’s cGMP and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or foreign regulatory authorities may at any time implement new standards, or change their interpretation and enforcement of existing standards, for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties, any of which could be costly to us and could result in a delay or shortage of product.

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

We received FDA approval of ORLADEYO, an oral, once-daily therapy for the prevention of HAE attacks in adults and pediatric patients 12 years and older, in December 2020. We subsequently received regulatory approvals for ORLADEYO in Japan, the European Union, the United Kingdom, and the United Arab Emirates in January 2021, April 2021, May 2021, and September 2021, respectively. In addition, we are performing research on or developing products for the treatment of several other rare diseases, including diseases of the complement system and FOP, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for our pharmaceutical products and product candidates. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. There are licensed therapies for HAE (including Berinert®, Haegarda®, Cinryze®, Kalbitor®, Takhzyro®, Firazyr® (icatibant), generic icatibant, and Ruconest®), therapies for certain complement-mediated diseases such as PNH, aHUS, myasthenia gravis, and neuromyelitis optica spectrum disorder (Soliris®, Ultomiris®, and Empaveli®), products for the prevention or treatment of influenza (seasonal flu vaccines, Tamiflu® (oseltamivir), generic oseltamivir, Relenza®, and Inavir®, favipiravir, and Xofluza®), and a number of additional products in clinical development in these therapeutic areas and for the treatment of FOP. In addition, various government entities throughout the world may offer incentives, grants and contracts to encourage additional investment into preventative and therapeutic agents against viruses such as influenza, coronavirus, Ebola, and others, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. See “Business—Competition” in Part I, Item 1 of this report for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.

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

Legal and Regulatory Risks

We are subject to various laws and regulations related to our products and product candidates, and if we or our partners do not comply with these laws and regulations, we could face substantial penalties.

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

In addition, we are subject to the federal physician sunshine act and certain similar physician payment and drug pricing transparency legislation in various states. We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including both federal and state anti-kickback and false claims laws. Outside of the United States, we may be subject to analogous foreign laws and regulations in the various jurisdictions in which we operate. These laws and regulations apply to our or our partners’ operations, sales and marketing practices, price reporting, and relationships with physicians and other customers and third-party payors. Anti-kickback laws generally prohibit a manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may be no regulations, guidance or court decisions that clarify how the laws apply to particular industry practices. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursement or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The sunshine provisions apply to manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government certain payments made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as, ownership and investment interests held by physicians (as defined above) and their immediate family members. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Although we seek to comply with these statutes, it is possible that our practices, or those of our partners, might be challenged under healthcare fraud and abuse, anti-kickback, false claims or similar laws. Violations of the physician sunshine act and similar legislation or the fraud and abuse laws may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, and future exclusion from participation in government healthcare programs.

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

The Patient Protection and Affordable Care Act (“PPACA”), made extensive changes to the delivery of healthcare in the U.S. The PPACA included numerous provisions that affect pharmaceutical companies, some of which became effective immediately and others of which have taken effect over the past several years. For example, the PPACA expanded health care coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA also imposed substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The PPACA also contains cost containment measures that could reduce reimbursement levels for health care items and services generally, including pharmaceuticals. It also required reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts. In addition, pharmaceutical and device manufacturers are also required to report and disclose certain payments and transfers of value to, and investment interests held by, physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value, or ownership or investment interests not reported in an annual submission. Compliance with the PPACA and state laws with similar provisions is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Adequate coverage and reimbursement in the U.S. and other markets is critical to the commercial success of our approved products. Recently in the U.S., there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Third-party payors are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many third-party payors negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the third-party payor’s patient population. The process for obtaining coverage can be lengthy and costly, and we expect that it could take several months before a particular payor initially reviews a product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of our products or any other product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, or at all, which may have a material adverse effect on our business, financial condition and results of operations.

We are subject to data security and privacy risks, and our actual or perceived failure to comply with regulations and other legal obligations related to privacy and data protection could harm our business.

We are subject to legal obligations related to privacy and data protection.  Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use, and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. For example, we may be subject to the California Consumer Privacy Act, which gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. We also may be subject to the General Data Protection Regulation in the EEA and similar legislation in the U.K. and Switzerland.  See “Risks Relating to Our Business—Risks Relating to International Operations—Our actual or perceived failure to comply with European governmental regulations and other legal obligations related to privacy, data protection and information security could harm our business” in this section for additional discussion of international privacy laws and regulations. Failure to comply with these laws and regulations could result in government enforcement actions, private litigation, or harm to our reputation and our business.

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

As a U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Audits under the active BARDA/HHS and NIAID/HHS galidesivir contracts may occur at the election of the U.S. Government and have been concluded through fiscal 2019; all subsequent fiscal years are still open and auditable. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contracts prospectively. In addition, in the event BARDA/HHS or NIAID/HHS determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, BARDA/HHS or NIAID/HHS would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. Government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.

There are risks related to the potential government use or sale of our antivirals.

Government use or sale, in emergency situations or otherwise, of our antivirals (including peramivir for the treatment of influenza) may result in risks to us or our collaborative partners. There can be no assurance that government use of our antivirals (whether as indicated or outside of their current indications) will prove to be generally safe, well-tolerated and effective. Any government sale or use (on an emergency basis or otherwise) of our antivirals in any country may create liabilities for us or our partners.

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

Royalties and milestone payments, if any, from Shionogi under the Shionogi Agreement are required to be used by Royalty Sub to satisfy its obligations under its PhaRMA Notes, and generally will not be available to us for other purposes unless and until Royalty Sub has repaid in full its obligations under the PhaRMA Notes.

In March 2011, our wholly-owned subsidiary, Royalty Sub, issued $30.0 million in aggregate principal amount of PhaRMA Notes. The PhaRMA Notes are secured principally by (i) certain royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from us the rights to market peramivir in Japan and Taiwan and (ii) the pledge by us of our equity interest in Royalty Sub. Payments, if any, from Shionogi to us on non-governmental sales under the Shionogi Agreement will generally not be available to us for other purposes unless and until Royalty Sub has repaid in full its obligations under the PhaRMA Notes. Accordingly, these funds have been and will continue to be required to be dedicated to Royalty Sub’s debt service and not available to us for product development or other purposes. Since September 1, 2014, payments from Shionogi have been insufficient for Royalty Sub to service its obligations under the PhaRMA Notes, resulting in a continuing event of default with respect to the PhaRMA Notes since that time. As a result of the continuing event of default, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments, if any, that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs, and we might otherwise be adversely affected.

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

We wrote off the balance due under the PhaRMA Notes to other income as a debt extinguishment as of December 31, 2021.  See “Note 8−Royalty Monetizations−RAPIACTA−Non-Recourse Notes Payable−Debt Extinguishment” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about the write-off.

Because continuing events of default exist under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub. As a result, we may not realize the benefit of future royalty payments, if any, that might otherwise accrue to us following repayment of the PhaRMA Notes and we could otherwise be adversely affected.

As Royalty Sub has been unable to service its obligations under the PhaRMA Notes and continuing events of default exist under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments, if any, that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs, and we might otherwise be adversely affected. In addition, the PhaRMA Notes had a final legal maturity date of December 1, 2020, at which time the outstanding principal amount of the PhaRMA Notes of $30.0 million, together with accrued and unpaid interest of $20.6 million, was due in full. The failure by Royalty Sub to repay in full the outstanding principal amount of the PhaRMA Notes, together with any accrued and unpaid interest, at the December 1, 2020 final maturity date constituted an additional event of default under the PhaRMA Notes. We cannot predict whether holders of PhaRMA Notes will seek to pursue any remedies as a result of the continuing events of default with respect to the PhaRMA Notes. The PhaRMA Notes are the obligation of Royalty Sub. As a result, we do not currently expect the continuing events of default on the PhaRMA Notes to have a significant impact on our future results of operations or cash flows. However, we cannot assure you that this will be the case or that we will not otherwise be adversely affected as a result the continuing events of default under the PhaRMA Notes or the failure by Royalty Sub to repay the PhaRMA Notes at maturity.

We wrote off the balance due under the PhaRMA Notes to other income as a debt extinguishment as of December 31, 2021. See “Note 8−Royalty Monetizations−RAPIACTA−Non-Recourse Notes Payable−Debt Extinguishment” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about the write-off.

We have incurred significant indebtedness, which could adversely affect our business. Additionally, our Credit Agreement contains conditions and restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a material adverse effect on our business.

As of December 31, 2021, we had an outstanding principal balance under our Credit Agreement of $142.1 million, inclusive of the quarterly PIK Interest Payments. We have also committed to draw another $75.0 million in aggregate principal amount under the Term B Loan and the Term C Loan (each as defined in the Credit Agreement) under the Credit Agreement. If we do not draw these Term Loans by the end of the applicable period available to draw them, we will be required to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Credit Agreement, subject to certain exceptions set forth in the Credit Agreement. We will also be required to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Credit Agreement in the event that we either (x) terminate the commitments in respect of the Term B Loan or the Term C Loan on or prior to the end of the applicable period available to draw such Term Loans, or (y) prepay or repay, or are required to prepay or repay, voluntarily or pursuant to a mandatory prepayment obligation under the Credit Agreement (e.g., with the proceeds of certain asset sales, certain ORLADEYO out-licensing or royalty monetization transactions (excluding the Royalty Sales), extraordinary receipts, debt issuances, or upon a change of control of the Company and specified other events, subject to certain exceptions), all of the then-outstanding Term Loans under the Credit Agreement, in each case, subject to certain exceptions set forth in the Credit Agreement.

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

The Credit Agreement also contains certain financial covenants, including a minimum liquidity covenant that requires us to maintain at all times, as applicable, at least $15.0 million of unrestricted cash and cash equivalents if only the Term A Loan (as defined in the Credit Agreement) has been drawn; at least $20.0 million of unrestricted cash and cash equivalents if the Term B Loan has been drawn but the Term C Loan has not been drawn; and at least $15.0 million (or, in certain circumstances, $20.0 million) of unrestricted cash and cash equivalents if the Term C Loan has been drawn, subject to certain exceptions. In addition, when we draw upon the Term C Loan, we will be required to achieve certain minimum targets for consolidated net revenues from ORLADEYO sales in the U.S.

The covenants contained in the Credit Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lenders’ permission or without repaying all outstanding obligations under the Credit Agreement.

A breach of any of these covenants could result in an event of default under the Credit Agreement. An event of default will also occur if, among other things, we fail to pay amounts due under the Credit Agreement, we fail to repay certain other indebtedness having an aggregate principal amount in excess of one percent of our borrowings under the Credit Agreement, a material adverse change in our business, assets, properties, liabilities, or condition occurs, or a material impairment of our ability to perform our obligations under the Credit Agreement occurs, we experience a change of control, certain negative regulatory events occur, including without limitation the loss of a required permit or a recall of a product, or we fail to make required payments under our Royalty Purchase Agreements. In the case of a continuing event of default under the Credit Agreement, the lenders under the Credit Agreement could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted to the lenders a security interest, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Credit Agreement are secured by a security interest in, subject to certain exceptions, substantially all of our assets. Because substantially all of our assets are pledged to secure the Credit Agreement obligations, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

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
●

regulatory and compliance risks that relate to maintaining accurate information and control over commercial operations and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, including its books and records provisions or anti-bribery provisions, or the U.K. Bribery Act and similar foreign laws and regulations; and

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

EU member states, the U.K., Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation (“GDPR”) imposes strict requirements on controllers and processors of personal data, including special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the EEA and, through incorporation in national legislation, the U.K. Further, the GDPR provides a broad right for EU member states to create supplemental national laws, for example relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase and harm our business and financial condition. The GDPR and similar national legislation grant individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR and similar national legislation impose strict rules on the transfer of personal data out of the EEA, the U.K., Switzerland, and other countries to the United States or other regions that have not been deemed to offer “adequate” privacy protections.

Failure to comply with the requirements of the GDPR or related national data protection laws, which may deviate from the GDPR, may result in significant fines of up to 4% of global revenues, or €20.0 million, whichever is greater, and in addition to such fines, our failure to comply with the requirements of GDPR or similar national legislation may subject us to litigation and/or adverse publicity, which could have material adverse effects on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place additional mechanisms to ensure compliance with the new data protection rules. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, will require the appointment of a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, introduces mandatory data breach notification throughout the EU, imposes additional obligations on us when we are contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit.

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

We are increasingly dependent on information technology systems to operate our business. In addition, the FDA and comparable foreign regulatory authorities regulate, among other things, the record keeping and storage of data pertaining to potential pharmaceutical products. We currently store most of our preclinical research data, our clinical data and our manufacturing data at our facilities. While we do store duplicate copies of most of our clinical data offsite and a significant portion of our data is included in regular backups of our systems, we could lose important data if our facilities incur damage, or if our vendor data systems fail, suffer damage or are destroyed.

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

Several of our stockholders own greater than 5% of our outstanding common stock. Our top ten stockholders own close to 50% of our common stock and can individually, and as a group, influence our operations based upon their concentrated ownership and may also be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions.

Our stock price has been, and is likely to continue to be, highly volatile, which could cause the value of an investment in our common stock to decline significantly.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2021, the 52-week range of the market price of our stock was from $7.27 to $18.48 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of January 31, 2022, there were 184,661,799 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of January 31, 2022, there were 30,321,597 stock options and restricted stock units outstanding and 3,683,617 shares available for issuance under our Amended and Restated Stock Incentive Plan, 4,624,409 stock options and restricted stock units outstanding and 672,882 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 5,937,390 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

In March 2017, we entered into a Registration Rights Agreement with entities affiliated with Baker Bros. Advisors LP (the “Baker Entities”) to provide that, if requested, we will register the shares of our common stock beneficially owned by the Baker Entities for resale under the Securities Act. Our registration obligations pursuant to the Registration Rights Agreement cover all shares then held or thereafter acquired by the Baker Entities, for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. On May 10, 2017, we filed a registration statement on Form S-3 with respect to 11,710,951 shares of common stock held by the Baker Entities. Subsequently, on November 21, 2019, certain of the Baker Entities acquired pre-funded warrants to purchase 11,764,706 shares of our common stock at a price of $1.69 per warrant. In addition, on June 1, 2020, we issued to certain of the Baker Entities pre-funded warrants to purchase 3,511,111 shares of our common stock at a price of $4.49 per warrant. Each warrant has an exercise price of $0.01 per share. If the Baker Entities, by exercising their underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock.

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

A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the ongoing COVID-19 pandemic), trade wars, political unrest or other events could disrupt our business or operations or those of our development partners (such as Torii), manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. If our operations or those of third parties with whom we have business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business. See “Risk Factors—Risks Relating to Our Business—Risks Relating to COVID-19⸻Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by the effects of the ongoing COVID-19 pandemic on us or on third parties with whom we conduct business, including without limitation our development partners, manufacturers, clinical research organizations (“CROs”), and others, as well as on the regulatory and government agencies with whom we work.” In addition, other events, such as the armed conflict between Russia and Ukraine, could adversely impact our business.  Furthermore,  the conflict could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

We lease property in both Durham, North Carolina and Birmingham, Alabama. Our headquarters, including our clinical and regulatory operations, are based in Durham, while our principal research facility is located in Birmingham. We currently lease approximately 24,500 square feet in Durham through leases expiring December 31, 2023 and June 30, 2024, and we lease approximately 34,000 square feet in Birmingham through October 31, 2026. We also contract for smaller offices in Ireland, Germany, France, and the United Kingdom. We believe that our facilities are adequate for our current and planned future operations.

ITEM 3.         LEGAL PROCEEDINGS

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol BCRX.

Holders

As of January 31, 2022, there were approximately 162 holders of record of our common stock.

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

PERFORMANCE GRAPH FOR BIOCRYST

Indexed Comparison Since 2016

	Beginning Investment at 12/31/16	Investment at 12/31/17	Investment at 12/31/18	Investment at 12/31/19	Investment at 12/31/20	Investment at 12/31/21
BioCryst Pharmaceuticals, Inc.	$100.00	$77.57	$127.49	$54.50	$117.69	$218.80
Nasdaq Stock Market (U.S.)	100.00	121.38	114.77	150.55	182.57	229.84
Nasdaq Pharmaceutical Stocks	100.00	119.12	128.60	147.25	162.74	202.43

The above graph measures the change in a $100 investment in our common stock based on its closing price of $6.33 on December 31, 2016 and its year-end closing price thereafter. Our relative performance is then compared with the CRSP Total Return Indexes for the Nasdaq Stock Market (U.S.) and Nasdaq Pharmaceutical Stocks.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2021.

ITEM 6.         RESERVED

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

Our marketed products include oral, once-daily ORLADEYO® for the prevention of hereditary angioedema (“HAE”) attacks and RAPIVAB® (peramivir injection) for the treatment of acute uncomplicated influenza in the United States.  ORLADEYO received regulatory approval in the United States in December 2020.  During 2021, ORLADEYO received regulatory approvals in the European Union, Japan, the United Arab Emirates, and the United Kingdom.  We are commercializing ORLADEYO in each of these territories directly or through distributors, except in Japan where Torii, our collaborative partner, has the exclusive right to commercialize ORLADEYO for the prevention of HAE attacks in exchange for certain milestone and royalty payments to us.  In addition to its approval in the United States, peramivir injection has received regulatory approvals in Canada, Australia, Japan, Taiwan and Korea.

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

Our operating expenses are also difficult to predict and depend on several factors, including research and development expenses (and whether these expenses are reimbursable under government contracts), drug manufacturing, and clinical research activities, the ongoing requirements of our development programs, the costs of commercialization, the availability of capital and direction from regulatory agencies, which are difficult to predict, and the factors discussed in the “Risk Factors” section in Part I, Item 1A of this report. Management may be able to control the timing and level of research and development and selling, general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and/or payments.

As a result of these factors, we believe that period-to-period comparisons are not necessarily meaningful, and you should not rely on them as an indication of future performance. Due to the foregoing factors, it is possible that our operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of our common stock could be materially adversely affected.

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

Recent Corporate Highlights

COVID-19

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility in financial markets. To date, our financial condition, results of operations, and liquidity have not been materially impacted by the direct effects of the COVID-19 pandemic. Please refer to “Risk Factors⸻Risks Relating to Our Business⸻Risks Relating to COVID-19” in Part I, Item 1A of this report for a discussion of COVID-19 risks as they relate to our business. We are continuing to monitor developments with respect to the COVID-19 pandemic and to make adjustments as needed to assist in protecting the safety of our employees and communities while continuing our business activities. Our remote working arrangements continue to be flexible where it is both practical and possible for the business. Business-related travel has increased, and we will continue to monitor developments with respect to COVID-19 going forward. To date, implementation of specific COVID-19 measures has not required material expenditures or significantly impacted our ability to operate our business or our internal control over financial reporting and disclosure controls and procedures. We continue to monitor the potential impacts of COVID-19 on our operations and those of our partners, suppliers, customers, and regulators.

ORLADEYO (berotralstat)

ORLADEYO is an oral, once-daily therapy discovered and developed by us for the prevention of HAE attacks. Approved first by the FDA in the U.S. in December 2020, ORLADEYO is also approved in the European Union, Japan, the United Kingdom, and the United Arab Emirates for the prevention of HAE attacks in adults and pediatric patients 12 years and older.

On January 10, 2022, we announced that ORLADEYO is now covered by all major payors and national and regional pharmacy benefit managers in the U.S.

We built out our U.S. commercial infrastructure in 2020 to support the launch of ORLADEYO in the U.S. and are continuing to build our commercial infrastructure to support launches in Europe and elsewhere.  Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the U.S. and Europe, and our first full year of experience with the ORLADEYO launch in 2021, we anticipate the commercial market for ORLADEYO has the potential to reach a global peak of more than $1 billion in annual sales.  We expect at least 70 to 80 percent of our revenue at peak to come from the U.S.  These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different.  There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations.  See “Risk Factors⸻Risks Relating to Our Business⸻Risks Relating to Drug Development and Commercialization⸻There can be no assurance that our commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part I, Item 1A of this report for further discussion of these risks.

Revenue from sales of ORLADEYO in 2021, which was our first full year of ORLADEYO sales, is discussed under “Results of Operations.” Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the U.S. and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the conversion of patients from our clinical trials and early access programs to commercial customers, and market trends. We are continuing to monitor and analyze this data as we continue to commercialize ORLADEYO.

Complement-Mediated Diseases

BCX9930 is a novel, oral, potent, and selective small molecule inhibitor of Factor D discovered by the Company and currently in clinical development for the treatment of complement-mediated diseases. Based on the safety and proof-of-concept (“PoC”) data generated to date in patients with PNH, the program has advanced to pivotal studies of oral BCX9930 (500 mg twice-daily) in PNH and to a proof-of-concept trial of oral BCX9930 (500 mg twice-daily) in renal complement-mediated diseases. We are working closely with key opinion leaders in hematology and nephrology to map the advanced development strategy across a broad set of indications. Our goal is to develop BCX9930 as a monotherapy for complement-mediated diseases.

On November 29, 2021, we announced the enrollment of the first patient in the REDEEM-2 pivotal trial with BCX9930 in patients with PNH. REDEEM-2 is a randomized, placebo-controlled trial evaluating the efficacy and safety of BCX9930 (500 mg twice-daily) as monotherapy versus placebo in PNH patients not currently receiving complement inhibitor therapy. In part 1 of this trial, patients will be randomized 2:1 to receive BCX9930 or placebo under double-blind conditions for 12 weeks. All patients will receive BCX9930 in part 2 (weeks 13-52) to assess the long-term safety, tolerability, and effectiveness of BCX9930, with patients randomized to placebo in part 1 switching to BCX9930 at the week 12 visit. The primary endpoint of REDEEM-2 is change from baseline in hemoglobin, as assessed at week 12.

On January 7, 2022, we announced the enrollment of the first patient in the REDEEM-1 pivotal trial with BCX9930 in patients with PNH. REDEEM-1 is a randomized, open-label, active comparator-controlled comparison of the efficacy and safety of BCX9930 (500 mg twice-daily) monotherapy in PNH patients with an inadequate response to a C5 inhibitor. In part 1 of this trial, patients who have not had an adequate response to a C5 inhibitor will be randomized 2:1 to discontinue their C5 inhibitor and receive BCX9930 as monotherapy or to continue receiving their C5 inhibitor for 24 weeks. All patients will receive BCX9930 in part 2 (weeks 25-52) to assess the long-term safety, tolerability, and effectiveness of BCX9930. Patients who are randomized to C5 inhibitor therapy in part 1 will discontinue that therapy at the week 24 visit and start BCX9930 for part 2. The primary endpoint of REDEEM-1 is change from baseline in hemoglobin, as assessed at weeks 12 to 24.

On February 22, 2022, we announced the enrollment of the first patient in the RENEW proof-of-concept basket study with BCX9930 in patients with C3 glomerulopathy (C3G), IgA nephropathy (IgAN), and primary membranous nephropathy (PMN).  RENEW is an open-label, multicenter, proof-of-concept study designed to evaluate the safety, tolerability, and therapeutic potential of BCX9930 (twice-daily) administered for 24 weeks in patients with either C3G, IgAN, or PMN.  All patients will be enrolled into one of three parallel study cohorts, based on confirmation of diagnosis and disease activity in a recent kidney biopsy, and will receive BCX9930 for the 24-week treatment period.  The primary endpoint of RENEW is percent change from baseline in 24-hour urine protein-to-creatinine ratio (uPCR), as assessed at week 24.

Financing Transactions

Royalty Monetizations. On November 19, 2021, we entered into (i) the 2021 RPI Royalty Purchase Agreement, pursuant to which we sold to RPI the right to receive certain royalty payments from the Company for a purchase price of $150 million in cash; and (ii) the OMERS Royalty Purchase Agreement, pursuant to which we sold to OMERS the right to receive certain royalty payments from the Company for a purchase price of an additional $150 million in cash. Under the Royalty Purchase Agreements, RPI and OMERS are entitled to receive tiered, sales-based royalties on net product sales of ORLADEYO in the Key Territories and on other Direct Sales. In addition, RPI and OMERS are entitled to receive a tiered revenue share on amounts generally received by us on account of ORLADEYO sublicense revenue or net sales by licensees outside of the Key Territories. Under the 2021 RPI Royalty Purchase Agreement, RPI will also be entitled to receive tiered, sales-based royalties on net product sales, if any, of BCX9930 and another earlier stage Factor D inhibitor, as well as tiered, profit share amounts of up to 3.0% from certain other permitted sales in certain other markets. See “Note 8⸻Royalty Monetizations⸻ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about our obligations under the Royalty Purchase Agreements.

Sales of Common Stock. On November 19, 2021, concurrent with the 2021 RPI Royalty Purchase Agreement, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with RPI, pursuant to which we issued to RPI 3,846,154 shares of our common stock for an aggregate purchase price of approximately $50 million, at a price of $13.00 per share, calculated based on the 20-day volume weighted average price. These shares were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to an accredited investor.

Amendment to Credit Agreement. On November 19, 2021, we entered into an amendment to our Credit Agreement with Athyrium Opportunities III Co-Invest 1 LP (“Athyrium” and such agreement, as amended, the “Credit Agreement”), as lender and as administrative agent for the lenders. BioCryst Ireland Limited and BioCryst US Sales Co., LLC, each of which is a wholly-owned subsidiary of ours, and BioCryst UK Limited, a wholly-owned subsidiary of BioCryst Ireland Limited, are guarantors to the Credit Agreement. The amendment amended the original Credit Agreement (i) to permit the Company to enter into the 2021 RPI Royalty Purchase Agreement, the OMERS Royalty Purchase Agreement, and the other definitive documentation related thereto and to perform its obligations thereunder; (ii) to require the Company to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Credit Agreement in the event that the Company does not draw the Term B Loan or the Term C Loan available under the Credit Agreement, as applicable, by the end of the applicable period available to draw the Term B Loan or the Term C Loan, subject to certain exceptions set forth in the Credit Agreement; and (iii) to require the Company to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Credit Agreement in the event that the Company either (x) terminates the commitments in respect of the Term B Loan or the Term C Loan, as applicable, on or prior to the end of the applicable period available to draw the Term B Loan or the Term C Loan, or (y) prepays or repays, or is required to prepay or repay, voluntarily or pursuant to a mandatory prepayment obligation under the Credit Agreement (e.g., with the proceeds of certain asset sales, certain ORLADEYO out-licensing or royalty monetization transactions (excluding the Royalty Sales), extraordinary receipts, debt issuances, or upon a change of control of the Company and specified other events, subject to certain exceptions), all of the then-outstanding Term Loans under the Credit Agreement, in each case, subject to certain exceptions set forth in the Credit Agreement. See “Note 9⸻Debt⸻Credit Agreement” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about our obligations under the Credit Agreement.

Results of Operations

The discussion below presents a summary of our results of operations for fiscal years 2021 and 2020. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸻Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 1, 2021, for a summary of our results of operations for the fiscal year ended December 31, 2019.

Year Ended December 31, 2021 Compared to 2020

For the year ended December 31, 2021, total revenues were $157.2 million as compared to $17.8 million for the year ended December 31, 2020. This increase of $139.4 million was primarily due to an increase of $122.5 million of ORLADEYO net revenue following our commercial launch in December 2020. Additionally, RAPIVAB revenues, primarily from sales to HHS, increased by $6.7 million and peramivir product revenue from inventory sales to our partners increased by $4.6 million. The Company also recognized a $15.0 million milestone payment related to the NHI approval of ORLADEYO in Japan. These increases in revenue were partially offset by a reduction in royalty revenue (excluding those associated with ORLADEYO sales) of $4.2 million, a reduction in contract revenue of $3.3 million and the recognition of $1.9 million of deferred revenue in the prior year period compared to none in the current year period. The decrease in royalty revenue was due to peramivir product replacement under Green Cross’s supply agreement with the Korean government.

Cost of product sales for the years ended December 31, 2021 and 2020 was $7.2 million and $1.6 million, respectively, and was primarily associated with the peramivir product sales to our partners in 2021.

R&D expenses increased to $208.8 million for the year ended December 31, 2021 from $123.0 million for the year ended December 31, 2020, primarily due to increased investment in the development of our Factor D program, including BCX9930, as well as other research, preclinical and development costs, which were partially offset by a reduction in spend on the ORLADEYO program following our commercial launch in December 2020.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total R&D expenses.

	2021	2020	2019
R&D expenses by program:
Berotralstat	$30,559	$44,329	$57,059
Factor D Program	132,267	35,265	26,640
FOP	2,840	2,583	6,167
Galidesivir	5,740	9,705	4,680
Peramivir	1,245	1,613	2,143
Other research, preclinical and development costs	36,157	29,469	10,379
Total R&D expenses	$208,808	$122,964	$107,068

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

SG&A expenses for the year ended December 31, 2021 were $118.8 million compared to $67.9 million in the year ended December 31, 2020. The increase was primarily due to increased investment to support the commercial launch of ORLADEYO in the U.S. and elsewhere and our expanded international operations, particularly in the EU. Additionally, SG&A expenses for 2021 included non-cash stock compensation charges of $8.9 million on the accelerated vesting of certain outstanding stock options and severance costs of $1.1 million.

Interest expense for the year ended December 31, 2021 was $59.3 million as compared to $14.5 million for the year ended December 31, 2020. The increase in interest expense was primarily associated with the royalty financing obligations and the $125.0 million Term A Loan under the Credit Agreement. Interest expense for the year ended December 31, 2021 included $37.7 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $15.5 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Credit Agreement. Additionally, we recognized $6.1 million in interest expense on the non-recourse PhaRMA Notes issued in March 2011. Interest expense for the year ended December 31, 2020 consisted of $6.6 million associated with the non-recourse PhaRMA Notes and $4.9 million associated with the borrowings under our secured credit facility with MidCap, which terminated in December 2020 when we repaid the outstanding indebtedness under the facility. Additionally, 2020 interest expense included $2.1 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligation and $0.9 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Credit Agreement.

A gain of $55.8 million on extinguishment of debt was recognized for the year ended December 31, 2021 related to the write-off of the non-recourse PhaRMA Notes and related accrued interest payable. See “Note 8⸻Royalty Monetizations⸻RAPIACTA⸻ Non-Recourse Notes Payable – Debt Extinguishment ” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information. This gain compares to a loss on extinguishment of debt of $2.0 million for the year ended December 31, 2020, which is comprised of the write-off of unamortized deferred financing costs and original issue discount of $1.2 million and a prepayment fee of $0.8 million associated with the repayment of the outstanding indebtedness under our secured credit facility with MidCap in December 2020.

For the year ended December 31, 2021, other expense of $0.6 million was primarily related to foreign currency losses as compared to other income of $8.4 million for the year ended December 31, 2020. Other income in 2020 consisted of $8.9 million related to recognition of income from the partial arbitration award related to our Seqirus arbitration proceedings and $0.5 million of interest income, partially offset by foreign currency losses of $1.0 million.

For the year ended December 31, 2021, we incurred a tax expense of $2.3 million, primarily related to U.S. state taxes. This liability was driven predominantly by the recognition as upfront taxable income of $300.0 million received from the RPI Royalty Purchase Agreement and the OMERS Royalty Purchase Agreement, increased sales of ORLADEYO and increased nexus in multiple states where historically we had none.

Liquidity and Capital Resources

Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; to a lesser extent, the PhaRMA Notes financing and our credit facilities; and more recently, the Royalty Sales. To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014, a NIAID/HHS galidesivir development contract totaling $47.3 million, which is in the process of being closed out, a second NIAID/HHS galidesivir development contract with a potential value totaling $43.9 million, which is ongoing, and a BARDA/HHS galidesivir development contract totaling $39.1 million, which is also ongoing. The total amount of funding obligated under awarded options under the active NIAID/HHS and BARDA/HHS galidesivir contracts is $53.6 million and $20.6 million, respectively. In addition to the above, we have previously received funding from other sources, including other collaborative and other research and development agreements, government grants, equipment lease financing, facility leases, research grants, and interest income on our investments.

On November 19, 2021, we entered into the 2021 RPI Royalty Purchase Agreement, the OMERS Royalty Purchase Agreement, and the Stock Purchase Agreement, pursuant to which we received $350.0 million in new funding for the Company, with all funds immediately available at closing. See “Note 8⸻Royalty Monetizations⸻ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about these financing transactions.

Our Credit Agreement with Athyrium provides for three term loans. We received the proceeds from the $125.0 million Term A Loan in December 2020. We have committed to draw the two additional term loans available under the Credit Agreement, in the respective principal amounts of $25.0 million for the Term B Loan and $50.0 million for the Term C Loan. The maturity date of the Credit Agreement is December 7, 2025. See “Note 9⸻Debt⸻Credit Agreement” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about the Credit Agreement.

As of December 31, 2021, we had net working capital of $462.4 million, an increase of approximately $244.3 million from $218.1 million at December 31, 2020. The increase in working capital was primarily the result of the $300.0 million of new funding associated with the royalty monetization transactions and the related $50.0 million from the sale of common stock in the fourth quarter of 2021.  Working capital was also impacted by the write-off of the non-recourse PhaRMA Notes including associated accrued interest payable, which were previously recorded in current liabilities. Our principal sources of liquidity at December 31, 2021 were approximately $504.4 million in cash and cash equivalents and approximately $10.0 million in investments considered available-for-sale.

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

Based on our expectations for revenue, operating expenses and the additional $75 million available to us under the Credit Agreement, we believe our financial resources will be sufficient to fund our operations for at least the next 12 months. However, we have sustained operating losses for the majority of our corporate history and expect that our 2022 expenses will exceed our 2022 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Our liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of our products and the future progression of our product candidates. We regularly evaluate other opportunities to fund future operations, including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, through private placement transactions or registered public offerings. Our future liquidity needs, and our ability to address those needs, will largely be determined by the success of our products and product candidates; the timing, scope, and magnitude of our commercial expenses; and key development and regulatory events and our decisions in the future.

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

We expect that we will be required to raise additional capital to complete the development and commercialization of our current products and product candidates, and we may seek to raise capital in the future, including to take advantage of favorable opportunities in the capital markets. Additional funding, whether through additional sales of equity or debt securities, collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and existing government contracts specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates and the commercialization of ORLADEYO, as well as the rate of reimbursement by U.S. Government agencies of our galidesivir expenses and any future decisions regarding the future of the RAPIVAB and galidesivir programs, including those relating to stockpiling procurement. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; the timing, scope and magnitude of commercial spending, and the level of required administrative support for our daily operations.

The restrictive covenants contained in our Credit Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lender’s permission or without repaying all obligations outstanding under the Credit Agreement. These covenants limit our ability to, among other things, grant certain types of liens on our assets; make certain investments; incur or assume certain debt, including accessing additional tranches of debt under the Credit Agreement; engage in certain mergers, acquisitions, and similar transactions; dispose of assets; license certain property; distribute dividends; make certain restricted payments; change the nature of our business; engage in transactions with affiliates and insiders; prepay other indebtedness; or engage in sale and leaseback transactions. A breach of any of these covenants could result in an event of default under the Credit Agreement. As of December 31, 2021, we were in compliance with the covenants under the Credit Agreement.

Financial Outlook for 2022

Based on the strength of the ORLADEYO launch, and continued growth from new patient demand anticipated throughout the year, we expect full year 2022 net ORLADEYO revenue to be no less than $250 million. We expect operating expenses for full year 2022, not including non-cash stock compensation, to be in the range of $440 million to $480 million, with the year-over-year increase predominantly driven by additional investment in advancing our Factor D program across multiple indications.  Based on our expectations for revenue, operating expenses, and the additional $75 million available under our existing credit facility, we believe our current cash funds our planned operations for at least the next 12 months.

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

While our significant accounting policies are more fully described in “Note 1−Significant Accounting Policies and Concentrations of Risk” to the Consolidated Financial Statements in Part I, Item 1 of this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Revenue Recognition

Pursuant to Accounting Standards Codification (“ASC”) Topic 606, we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, Topic 606 includes provisions within a five step model that includes (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, an entity satisfies a performance obligation.

At contract inception, we identify the goods or services promised within each contract, assess whether each promised good or service is distinct, and determine those that are performance obligations. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

Product Sales, Net

Our principal sources of product sales are sales of ORLADEYO, which we began shipping to patients in December 2020, sales of peramivir to our licensing partners and sales of RAPIVAB to the U.S. Department of Health and Human Services under our procurement contract. In the United States, we ship ORLADEYO directly to patients through a single specialty pharmacy, which is considered our customer. In the European Union, United Kingdom and elsewhere, we sell ORLADEYO to specialty distributors as well as hospitals and pharmacies, which collectively are considered our customers.

We recognize revenue for sales when our customers obtain control of the product, which generally occurs upon delivery. For ORLADEYO, we classify payments to our specialty pharmacy customer for certain services provided by our customer as selling, general and administrative expenses to the extent such services provided are determined to be distinct from the sale of our product.

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

Chargebacks. Chargebacks are discounts that occur when certain contracted customers, pharmacy benefit managers, insurance companies and government programs purchase directly from our specialty pharmacy. These customers purchase our products under contracts negotiated between them and our specialty pharmacy. The specialty pharmacy, in turn, charges back to us the difference between the price the specialty pharmacy paid and the negotiated price paid by the contracted customers, which may be higher or lower than the specialty pharmacy purchase price with us. We estimate chargebacks and adjust gross product revenues and accounts receivable based on the estimates at the time revenues are recognized.

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

Inventory

Our inventories primarily relate to ORLADEYO. Additionally, our inventory includes RAPIVAB and peramivir, which are manufactured for the Company’s partners.

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

Accrued Expenses

We enter into contractual agreements with third-party vendors who provide research and development, manufacturing, distribution, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing, and services are completed over an extended period of time. We record liabilities under these contractual commitments when we determine an obligation has been incurred. This accrual process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed and estimating the level of service performed and the associated cost when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include (i) fees paid to clinical research organizations (“CROs”) in connection with preclinical and toxicology studies and clinical trials; (ii) fees paid to investigative sites in connection with clinical trials; (iii) fees paid to contract manufacturers in connection with the production of our raw materials, drug substance, drug products, and product candidates; and (iv) professional fees.

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

Interest Expense and Royalty Financing Obligations

The royalty financing obligations are eligible to be repaid based on royalties from net sales of ORLADEYO, BCX9930, and another earlier stage Factor D inhibitor. Interest expense is accrued using the effective interest rate method over the estimated period each of the related liabilities will be paid. This requires us to estimate the total amount of future royalty payments to be generated from product sales over the life of the agreement. We impute interest on the carrying value of each of the royalty financing obligations and record interest expense using an imputed effective interest rate. We reassess the expected royalty payments each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the carrying value of each of the liabilities, as well as the periods over which associated issuance costs will be amortized. A significant increase or decrease in forecasted net sales could materially impact each of the liability balances, interest expense and the time periods for repayment.

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

Tax

We account for uncertain tax positions in accordance with U.S. GAAP. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance against substantially all potential tax assets, due to uncertainties in our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

Recent Accounting Pronouncements

“Note 1⸻Significant Accounting Policies and Concentrations of Risk” to the Consolidated Financial Statements included in Part II, Item 8 of this report discusses accounting pronouncements recently issued or proposed but not yet required to be adopted.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our Credit Agreement. The Term A Loan under the Credit Agreement bears interest each quarter at a rate equal to the three-month LIBOR rate, which is capped to be no less than 1.75% and no more than 3.50% (“LIBOR”), plus 8.25% or, for each quarterly interest period in which a PIK Interest Payment is made, the LIBOR plus 10.25%. Accordingly, increases in interest rates could increase the associated interest payments that we are required to make on the term loans. As of December 31, 2021, interest was accrued at 12.2% on the $125.0 million Term A Loan under the Credit Agreement.

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

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars, and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Europe are primarily denominated in Euros and the British Pound. We also had other transactions denominated in foreign currencies during the year ended December 31, 2021, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Torii are derived from Torii’s sales of ORLADEYO in Japan. Those sales are denominated in Japanese yen and converted into U.S. dollars for purposes of determining the royalty owed to us. Our limited foreign currency exposure relative to our European operations is to fluctuations in the Euro, British Pound, Swiss Franc, Danish Krone, and Swedish Krona. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging during 2021; however, we may do so in the future.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$504,389	$272,127
Restricted cash	3,345	2,221
Investments	3,212	28,239
Trade receivables	29,413	8,646
Inventory	15,791	7,039
Prepaid expenses and other current assets	9,986	5,528
Total current assets	566,136	323,800
Property and equipment, net	8,714	7,113
Long-term investments	6,829	−
Other assets	6,472	3,802
Total assets	$588,151	$334,715
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$27,808	$18,713
Accrued expenses	72,670	33,942
Interest payable	−	21,670
Deferred revenue	1,421	150
Lease financing obligation	1,819	1,179
Non-recourse notes payable	−	30,000
Total current liabilities	103,718	105,654
Royalty financing obligations	449,375	124,717
Lease financing obligation	5,962	3,871
Secured term loan	136,082	119,735
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized — 5,000; no shares outstanding	−	−
Common stock, $0.01 par value; shares authorized — 450,000 Issued and outstanding – 184,350 and 176,883 at December 31, 2021 and 2020, respectively	1,843	1,769
Additional paid-in capital	1,098,498	1,002,408
Accumulated other comprehensive income	177	3
Accumulated deficit	(1,207,504)	(1,023,442)
Total stockholders’ deficit	(106,986)	(19,262)
Total liabilities and stockholders’ deficit	$588,151	$334,715

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues
Product sales, net	$136,350	$3,301	$17,533
Royalty revenue	(100)	3,381	6,303
Milestone revenue	15,000	−	−
Collaborative and other research and development	5,920	11,130	24,999
Total revenues	157,170	17,812	48,835
Expenses
Cost of products sold	7,229	1,550	3,726
Research and development	208,808	122,964	107,068
Selling, general and administrative	118,818	67,929	37,121
Royalty	35	126	375
Total operating expenses	334,890	192,569	148,290
Loss from operations	(177,720)	(174,757)	(99,455)
Interest and other income	62	9,420	1,933
Interest expense	(59,294)	(14,501)	(11,892)
Gain (loss) on extinguishment of debt	55,838	(2,011)	−
Foreign currency (losses) gains, net	(695)	(965)	517
Loss before income taxes	$(181,809)	$(182,814)	$(108,897)
Income tax expense	2,253	−	−
Net loss	$(184,062)	$(182,814)	$(108,897)
Foreign currency translation adjustment	189	−	−
Unrealized (loss) gain on available for sale investments	(15)	(36)	336
Net comprehensive loss	$(183,888)	$(182,850)	$(108,561)

Basic and diluted net loss per common share	$(1.03)	$(1.09)	$(0.94)
Weighted average shares outstanding	179,117	167,267	115,600

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(184,062)	$(182,814)	$(108,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	777	748	724
Stock-based compensation expense	34,640	14,794	17,719
Non-cash interest expense on royalty financing obligations and secured term loan and amortization of debt issuance costs	54,204	3,325	1,278
Amortization of premium/discount on investments	(2)	121	117
Change in fair value of foreign currency derivative	−	632	347
(Gain) loss on extinguishment of debt	(55,838)	1,211	−
Changes in operating assets and liabilities:
Receivables	(20,817)	13,903	(17,853)
Inventory	(8,767)	(7,039)	1,649
Prepaid expenses and other assets	(7,155)	(2,140)	(1,364)
Accounts payable and accrued expenses	39,412	17,355	11,741
Interest payable	4,168	6,766	3,056
Deferred revenue	1,283	(1,970)	1,899
Net cash used in operating activities	(142,157)	(135,108)	(89,584)
Cash flows from investing activities:
Acquisition of property and equipment	(2,385)	(514)	(343)
Purchases of investments	(10,012)	(49,818)	(3,018)
Sales and maturities of investments	28,201	43,476	81,295
Net cash provided by (used in) investing activities	15,804	(6,856)	77,934
Cash flows from financing activities:
Sale of common stock, net	50,000	93,279	58,500
Sale of pre-funded warrants	−	14,817	19,882
Net proceeds from common stock issued under stock-based compensation plans	15,794	2,446	1,239
Proceeds from senior credit facility	−	−	19,477
Payment of senior credit facility	−	(52,420)	−
Net proceeds from secured term loan	−	119,867	−
Net proceeds from royalty financing obligations	293,874	122,600	−
Net cash provided by financing activities	359,668	300,589	99,098
Effects of exchange rates on cash, cash equivalents and restricted cash	71	−	−

Increase in cash, cash equivalents and restricted cash	233,386	158,625	87,448
Cash, cash equivalents and restricted cash at beginning of year	274,348	115,723	28,275
Cash, cash equivalents and restricted cash at end of year	$507,734	$274,348	$115,723

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share amounts)

			Accumulated		Total
		Additional	Other		Stockholders’
	Common	Paid-In	Comprehensive	Accumulated	Equity
	Stock	Capital	(Loss) Income	Deficit	(Deficit)
Balance at December 31, 2018	$1,101	$780,400	$(297)	$(731,969)	$49,235
Impact to retained earnings from adoption of ASC 842	−	−	−	238	238
Net loss	−	−	−	(108,897)	(108,897)
Other comprehensive income	−	−	336	−	336
Exercise of stock options, 283 shares, net	3	832	−	−	835
Employee stock purchase plan sales, 115 shares, net	1	403	−	−	404
Issuance of common stock, 43,621 shares, net	436	58,064	−	−	58,500
Issuance of pre-funded warrants, 11,765 warrants	−	19,882	−	−	19,882
Stock-based compensation expense	−	17,719	−	−	17,719
Balance at December 31, 2019	$1,541	$877,300	$39	$(840,628)	$38,252
Net loss	−	−	−	(182,814)	(182,814)
Other comprehensive loss	−	−	(36)	−	(36)
Exercise of stock options, 510 shares, net	5	1,809	−	−	1,814
Employee stock purchase plan sales, 246 shares, net	3	629	−	−	632
Issuance of common stock, 22,044 shares, net	220	93,059	−	−	93,279
Issuance of pre-funded warrants, 3,511 warrants	−	14,817	−	−	14,817
Stock-based compensation expense	−	14,794	−	−	14,794
Balance at December 31, 2020	$1,769	$1,002,408	$3	$(1,023,442)	$(19,262)
Net loss	−	−	−	(184,062)	(184,062)
Other comprehensive income	−	−	174	−	174
Exercise of stock options, 3,299 shares, net	33	13,772	−	−	13,805
Employee stock purchase plan sales, 321 shares, net	3	1,986	−	−	1,989
Issuance of common stock associated with royalty financing agreement, 3,846 shares, net	38	45,692	−	−	45,730
Stock-based compensation expense	−	34,640	−	−	34,640
Balance at December 31, 2021	$1,843	$1,098,498	$177	$(1,207,504)	$(106,986)

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

The Company’s marketed products include oral, once-daily ORLADEYO® for the prevention of hereditary angioedema (“HAE”) attacks and RAPIVAB® (peramivir injection) for the treatment of acute uncomplicated influenza in the United States.  ORLADEYO received regulatory approval in the United States in December 2020.  During 2021, ORLADEYO received regulatory approvals in the European Union, Japan, the United Arab Emirates and the United Kingdom.  The Company is commercializing ORLADEYO in each of these territories directly or through distributors, except in Japan where Torii Pharmaceuticals Co., Ltd. (“Torii”), the Company’s collaborative partner, has the exclusive right to commercialize ORLADEYO for the prevention of HAE attacks in exchange for certain milestone and royalty payments to us.  In addition to its approval in the United States, peramivir injection has received regulatory approvals in Canada, Australia, Japan, Taiwan and Korea.

Based on the Company’s expectations for revenue, operating expenses, and the additional $75 million available to the Company under its existing credit facility, the Company believes its financial resources available at December 31, 2021 will be sufficient to fund its operations for at least the next 12 months. The Company has sustained operating losses for the majority of its corporate history and expects that its 2022 expenses will exceed its 2022 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company regularly evaluates other opportunities to fund future operations, including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates, timing, scope and magnitude of its commercial expenses and key development and regulatory events and its decisions in the future.

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

Reclassifications/Revisions

The Company has reclassified certain non-cash expense amounts on the Consolidated Statement of Cash Flows for the year ended December 31, 2020, to conform with the current year presentation.  Additionally, the Company revised its Consolidated Statement of Cash Flows for the year ended December 31, 2020 to reflect an immaterial correction whereby net cash used in operating activities was revised from $(137,216) to $(135,108) and net cash provided by financing activities was revised from $302,697 to $300,589.  The reclassifications and correction had no effect on net cash flows and no impact on the Consolidated Balance Sheet, Consolidated Statement of Comprehensive Loss, Consolidated Statement of Stockholders’ Equity (Deficit), or the net loss or loss per share for the year ended December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of stock options, the ORLADEYO royalty financing obligations and the valuation allowance for deferred tax assets resulting from net operating losses. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Product Sales, Net

The Company’s principal sources of product sales are sales of ORLADEYO, which the Company began shipping to patients in December 2020, sales of peramivir to the Company’s licensing partners and sales of RAPIVAB to the U.S. Department of Health and Human Services under the Company’s procurement contract. In the United States, the Company ships ORLADEYO directly to patients through a single specialty pharmacy, which is considered its customer. In the European Union, United Kingdom and elsewhere, the Company sells ORLADEYO to specialty distributors as well as hospitals and pharmacies, which collectively are considered its customers.

The Company recognizes revenue for sales when its customers obtain control of the product, which generally occurs upon delivery. For ORLADEYO, the Company classifies payments to its specialty pharmacy customer for certain services provided by its customer as selling, general and administrative expenses to the extent such services provided are determined to be distinct from the sale of its product.

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

Chargebacks. Chargebacks are discounts that occur when certain contracted customers, pharmacy benefit managers, insurance companies and government programs purchase directly from the Company’s specialty pharmacy. These customers purchase the Company’s product under contracts negotiated between them and the Company’s specialty pharmacy. The specialty pharmacy, in turn, charges back to the Company the difference between the price the specialty pharmacy paid and the negotiated price paid by the contracted customers, which may be higher or lower than the specialty pharmacy’s purchase price from the Company. The Company estimates chargebacks and adjusts gross product revenues and accounts receivable based on the estimates at the time revenues are recognized.

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

Restricted Cash

Restricted cash as of December 31, 2021 and 2020 reflects $1,924 and $796, respectively, in royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 8) and $1,421 and $1,425, respectively, the Company is required to maintain as collateral for a letter of credit associated with the lease execution and build-out of its new Birmingham research facilities.

Investments

The Company invests in high credit quality investments in accordance with its investment policy, which is designed to minimize the possibility of loss. The objective of the Company’s investment policy is to ensure the safety and preservation of invested funds, as well as maintaining liquidity sufficient to meet cash flow requirements. The Company places its excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of its credit exposure. In accordance with its policy, the Company is able to invest in marketable debt securities that may consist of U.S. Government and government agency securities, money market and mutual fund investments, certificates of deposits, municipal and corporate notes and bonds, and commercial paper, among others. The Company’s investment policy requires it to purchase high-quality marketable securities with a maximum individual maturity of three years and requires an average portfolio maturity of no more than 12 months. Some of the securities the Company invests in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company schedules its investments with maturities that coincide with expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, the Company does not believe it has a material exposure to interest rate risk arising from its investments. Generally, the Company’s investments are not collateralized. The Company has not realized any significant losses from its investments.

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At December 31, 2021, the Company believes that the cost of its investments is recoverable in all material respects.

Trade Receivables

The majority of the Company’s trade receivables arise from product sales and primarily represent amounts due from our specialty pharmacy customer in the U.S. and other third-party distributors, hospitals and pharmacies in the European Union, United Kingdom and elsewhere and have standard payment terms that generally require payment within 30 to 90 days.

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the U.S. Department of Health and Human Services, and royalty receivables from our partners, including Shionogi, Green Cross, and Torii.

Monthly invoices are submitted to the U.S. Department of Health and Human Services related to reimbursable research and development costs. The Company is also entitled to monthly reimbursement of indirect costs based on rates stipulated in the underlying contract. The Company’s calculations of its indirect cost rates are subject to audit by the U.S. Government.

The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale.

The Company provides reserves against trade receivables for estimated losses that may result from a customer's inability to pay. Receivables are evaluated to determine if any reserve or allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company’s own historical collection experience. Amounts determined to be uncollectible are charged or written-off against the reserve.

Inventory

The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials, labor, manufacturing overhead, and shipping and handling costs on a first-in, first-out (FIFO) basis. Raw materials and work-in-process include all inventory costs prior to packaging and labelling, including raw material, active product ingredient, and the drug product. Finished goods include packaged and labelled products.

The Company’s inventories are subject to expiration dating. The Company regularly evaluates the carrying value of its inventories and provides valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, the Company may experience spoilage of its raw materials and supplies. The Company’s determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize significant judgement.

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

Accrued Expenses

The Company generally enters into contractual agreements with third-party vendors who provide research and development, manufacturing, distribution, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing, and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when it determines an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with applicable Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued expenses include (i) fees paid to clinical research organizations (“CROs”) in connection with preclinical and toxicology studies and clinical trials; (ii) fees paid to investigative sites in connection with clinical trials; (iii) fees paid to contract manufacturers in connection with the production of the Company’s raw materials, drug substance, drug products, and product candidates; and (iv) professional fees.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of December 31, 2021 and December 31, 2020, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense is primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel. Additionally, selling, general and administrative expenses are comprised of market research, marketing, advertising and legal expenses, including patent costs, licenses and other general and administrative costs,

Advertising expenses related to ORLADEYO were $5,705 and $6,567 for the years ended December 31, 2021 and 2020, respectively. The Company did not incur advertising and product promotion expenses in 2019.

The Company seeks patent protection on all internally developed processes and products. All patent related costs are expensed to selling, general and administrative expenses when incurred as recoverability of such expenditures is uncertain.

Leases

The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases as of December 31, 2021. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most operating leases.

Certain of the Company’s operating leases provide for renewal options, which can vary by lease. The right-of-use asset and lease liabilities on the Company’s Consolidated Balance Sheet represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. As part of the Company’s assessment of the lease term, the Company elected the hindsight practical expedient, which allows companies to use current knowledge and expectations when determining the likelihood to extend lease options. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis. Lease expense for leases with an initial term of twelve months or less was not material.

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

Interest Expense and Deferred Financing Costs

Interest expense for the years ended December 31, 2021, 2020 and 2019 was $59,294, $14,501 and $11,892, respectively, and primarily relates to the royalty financing obligations and PhaRMA Notes (Note 8), the secured term loan borrowing from the Credit Agreement and the senior credit facility (Note 9). Costs directly associated with the borrowings have been capitalized and are netted against the corresponding debt liabilities on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the corresponding borrowings using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $(531), $1,217 and $1,278 for the years ended December 31, 2021, 2020 and 2019, respectively.

In December 2021, the PhaRMA Notes and associated accrued interest payable was written-off into other income as a debt extinguishment (Refer to Note 8, Non-Recourse Notes Payable – Debt Extinguishment for additional information regarding the debt extinguishment). In December 2020, the outstanding principal balance of the senior credit facility was repaid and related unamortized deferred financing costs and original issue discount of $1,211 were fully expensed as part of loss on debt extinguishment.

Interest Expense and Royalty Financing Obligations

The royalty financing obligations are eligible to be repaid based on royalties from net sales of ORLADEYO, BCX9930, and another earlier stage Factor D inhibitor. Interest expense is accrued using the effective interest rate method over the estimated period each of the related liabilities will be paid. This requires the Company to estimate the total amount of future royalty payments to be generated from product sales over the life of the agreement. The Company imputes interest on the carrying value of each of the royalty financing obligations and records interest expense using an imputed effective interest rate. The Company reassesses the expected royalty payments each reporting period and accounts for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that the Company make estimates that could impact the carrying value of each of the liabilities, as well as the periods over which associated issuance costs will be amortized. A significant increase or decrease in forecasted net sales could materially impact each of the liability balances, interest expense and the time periods for repayment.

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

Cumulative mark-to-market adjustments for the years ended December 31, 2020 and 2019 resulted in losses of $632 and $347, respectively. Mark-to-market adjustments were determined by a third-party pricing model which uses quoted prices in markets that are not actively traded and for which significant inputs are observable directly or indirectly, representing Level 2 in the fair value hierarchy as defined by U.S. GAAP. In addition, realized currency exchange gains of $662 and $863 were recognized in 2020 and 2019, respectively, related to the exercise of a U.S. dollar/Japanese yen currency option under the Company’s foreign currency hedge.

Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s equity compensation plans were anti-dilutive. The calculation of diluted earnings per share for the years ended December 31, 2021, 2020, and 2019 does not include 26,034, 14,957, and 2,805, respectively, of potential common shares as their impact would be anti-dilutive.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive loss and recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. For both the years ended December 31, 2021 and 2020, realized gains of $1 were reclassified out of accumulated other comprehensive income.

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

Risks from Third-Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for active pharmaceutical ingredient and finished drug product manufacturing of product candidates in development and on a single specialty pharmacy for distribution of approved drug product in the US. Delays in the manufacture or distribution of any product could adversely impact the commercial revenue and future procurement stockpiling of the Company’s product candidates.

Credit Risk

Cash equivalents and investments are financial instruments that potentially subject the Company to concentration of risk to the extent recorded on the Consolidated Balance Sheets. The Company deposits excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits. The Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. To minimize the exposure due to adverse shifts in interest rates, the Company maintains a portfolio of investments with an average maturity of approximately 12 months or less.

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

The Company has reviewed other new accounting pronouncements that were issued as of December 31, 2021 and does not believe that these pronouncements are either applicable to the Company, or that they will have a material impact on its financial position or results of operations.

Note 2 - Revenue

The Company recorded the following revenues for the years ended December 31:

	2021	2020	2019
Product sales, net:
ORLADEYO	$121,865	$133	$	−
RAPIVAB	7,231	483		13,864
Peramivir	7,254	2,685		3,669
Total product sales, net	136,350	3,301		17,533
Royalty revenue	(100)	3,381		6,303
Milestone revenue	15,000	−		−
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	5,920	9,231		4,898
Torii Pharmaceutical Co., Ltd.	−	1,899		20,101
Total collaborative and other research and development revenues	5,920	11,130		24,999
Total revenues	$157,170	$17,812		$48,835

Note 3 - Investments

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

	December 31, 2021
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$4,043	$17	$-	$(7)	$4,053
Corporate debt securities	4,294	40	-	(5)	4,329
Certificates of deposit	1,652	8	-	(1)	1,659
Total Investments	$9.989	$65	$-	$(13)	$10,041

	December 31, 2020
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$24,986	$14	$3	$(3)	$25,000
Certificates of deposit	3,225	11	3	−	3,239
Total Investments	$28,211	$25	$6	$(3)	$28,239

The following table summarizes the scheduled maturity for the Company’s investments at December 31, 2021 and 2020.

	2021	2020
Maturing in one year or less	$3,212	$28,239
Maturing after one year through two years	6,829	−
Total investments	$10,041	$28,239

Note 4 – Trade Receivables

Product Sales

Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO® and RAPIVAB®. At December 31, 2021 and 2020, receivables related to sales of ORLADEYO were $27,384 and $149, respectively. At December 31, 2021 and 2020, receivables related to sales of RAPIVAB were $49 and $254, respectively. No reserve or allowance amounts were recorded as of December 31, 2021 and December 31, 2020, respectively.

Collaborations

At December 31, 2021 and 2020, the Company had the following receivables from collaborations:

	December 31, 2021
	Billed	Unbilled	Total
U.S. Department of Health and Human Services, net	$5	$1,670	$1,675
Royalty receivables from partners	305	−	305
Total receivables from collaborators	$310	$1,670	$1,980

	December 31, 2020
	Billed		Unbilled	Total
U.S. Department of Health and Human Services, net	$	−	$5,402	$5,402
Royalty receivables from partners		2,816	25	2,841
Total receivables from collaborators		$2,816	$5,427	$8,243

As of December 31, 2021, the Company maintained a reserve of $701 related to royalties associated with Green Cross. No reserve was recorded at December 31, 2020.

Note 5 – Inventory

At December 31, 2021 and 2020, the Company’s inventory primarily related to ORLADEYO. Additionally, inventory included RAPIVAB and peramivir, which is manufactured for the Company’s partners.

The Company’s inventories consisted of the following:

	December 31,
	2021	2020
Raw materials	$5,658	$206
Work-in-process	9,669	2,555
Finished goods	709	4,548
Total inventory	$16,036	$7,309
Reserves	(245)	(270)
Total inventory, net	$15,791	$7,039

Note 6 — Property and Equipment

Property and equipment consisted of the following at December 31:

	December 31,
	2021	2020
Furniture and fixtures	$1,122	$722
Office equipment	467	211
Software	1,159	1,159
Laboratory equipment	4,247	3,774
Leasehold improvements	9,832	8,583
Total property and equipment	$16,827	$14,449
Less accumulated depreciation and amortization	(8,113)	(7,336)
Property and equipment, net	$8,714	$7,113

Depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019 was $777, $748, and $724, respectively.

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2021	2020
Compensation and benefits	$20,674	$11,030
Development costs	30,215	15,150
Revenue-related reserves for discounts and allowances	5,957	2
Royalties payable	4,426	−
Inventory	3,793	2,453
Professional fees	1,305	333
Duties and taxes	2,622	80
Other	3,678	4,894
Total accrued expenses	$72,670	$33,942

Note 8 — Royalty Monetizations

RAPIACTA

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

In September 2014, Royalty Sub was unable to pay the accrued interest obligation due September 3, 2013. Under the terms of the Indenture, Royalty Sub’s inability to pay the full amount of interest payable in September 2013 by the next succeeding payment date for the PhaRMA Notes, which was September 1, 2014, constituted an event of default. Accordingly, the PhaRMA Notes and related accrued interest have been classified as current liabilities on the December 31, 2014 balance sheet, and thereafter. As a result of the event of default under the PhaRMA Notes, the holders of the PhaRMA Notes may foreclose on the collateral securing the PhaRMA Notes and the equity interest in Royalty Sub and exercise other remedies available to them under the Indenture in respect of the PhaRMA Notes. In such event, the Company may not realize the benefit of future royalty payments that might otherwise accrue to it following repayment of the PhaRMA Notes and it might otherwise be adversely affected. Due to the non-recourse nature of the PhaRMA Notes, in the event of any potential foreclosure, the primary impact to the Company would be the loss of future royalty payments, if any, from Shionogi and legal costs associated with retiring the PhaRMA Notes. The PhaRMA Notes had a final legal maturity date of December 1, 2020, at which time the outstanding principal amount of the PhaRMA Notes of $30,000, together with accrued and unpaid interest of $20,614, was due in full.

Non-Recourse Notes Payable – Debt Extinguishment

During 2021, the royalty-bearing patents associated with RAPIACTA in Japan expired.  Accordingly, the Company evaluated the current circumstances of the PhaRMA Notes, including (i) their non-recourse nature relative to the Company, (ii) the current state of default since September 1, 2014 and the legal maturity on December 1, 2020 and (iii) the loss of patent protection relative to RAPIACTA in Japan, upon which any significant repayment of the PhaRMA Notes is predicated.  As a result, the Company determined that it was no longer the financial obligor, and as a result, the principal balance of $30,000 and associated accrued interest payable balance of $25,838 were written off, resulting in a gain on extinguishment recorded in other income (expense) for the year ended December 31, 2021.

ORLADEYO and Factor D Inhibitors

On December 7, 2020, the Company and RPI 2019 Intermediate Finance Trust (“RPI”) entered into a Purchase and Sale Agreement (the “2020 RPI Royalty Purchase Agreement”), pursuant to which the Company sold to RPI the right to receive certain royalty payments from the Company for a purchase price of $125,000 in cash (the “2020 RPI Royalty Sale”).  Under the 2020 RPI Royalty Purchase Agreement, RPI is entitled to receive tiered, sales-based royalties on net product sales of ORLADEYO in the United States and certain key European markets (collectively, the “Key Territories”), and other markets where the Company sells ORLADEYO directly or through distributors (collectively, the “Direct Sales”) in an amount equal to: (i) 8.75% of aggregate annual net sales of ORLADEYO for annual net sales up to $350,000 and (ii) 2.75% of annual net sales for annual net sales between $350,000 and $550,000. No royalty payments are payable on annual Direct Sales over $550,000.  In addition, RPI will be entitled to receive 1.0% of global net sales, if any, of BCX9930.

Under the 2020 RPI Royalty Purchase Agreement, RPI is also entitled to receive a tiered revenue share on ORLADEYO sublicense revenue or net sales by licensees outside of the Key Territories (the “Other Markets”) equal to: (i) 20% of the proceeds received by the Company for upfront license fees and development milestones for ORLADEYO in the Other Markets; (ii) 20% of proceeds received on annual net sales of up to $150,000 in the Other Markets; and (iii) 10% of proceeds received by the Company on annual net sales between $150,000 and $230,000 in the Other Markets. No royalty payments are payable on annual net sales above $230,000 in the Other Markets.

On November 19, 2021, the Company and RPI entered into (i) a Purchase and Sale Agreement (the “2021 RPI Royalty Purchase Agreement” and together with the 2020 RPI Royalty Purchase Agreement, the “RPI Royalty Purchase Agreements”), pursuant to which the Company sold to RPI the right to receive certain royalty payments from the Company for a purchase price of $150,000 in cash, and (ii) a Purchase and Sale Agreement with OCM IP Healthcare Holdings Limited, an affiliate of OMERS Capital Markets (“OMERS”) (the “OMERS Royalty Purchase Agreement” and collectively with the RPI Royalty Purchase Agreements, the “Royalty Purchase Agreements”), pursuant to which the Company sold to OMERS the right to receive certain royalty payments from the Company for a purchase price of an additional $150,000 in cash.

Under the 2021 RPI Royalty Purchase Agreement, RPI is entitled to receive tiered, sales-based royalties on Direct Sales in an amount equal to: (i) 0.75% of aggregate annual net sales of ORLADEYO for annual net sales up to $350,000 and (ii) 1.75% of annual net sales of ORLADEYO for annual net sales between $350,000 and $550,000. No royalty payments are payable on Direct Sales over $550,000. RPI is also entitled to receive a tiered revenue share on ORLADEYO sublicence revenue or net sales by licensees in the Other Markets in an amount equal to 3.0% of proceeds received by the Company on annual net sales of up to $150,000 in the Other Markets, and (iii) 2.0% of proceeds received by the Company on annual net sales between $150,000 and $230,000 in the Other Markets. No royalty payments are payable on annual net sales above $230,000 in the Other Markets.

Under the 2021 RPI Royalty Purchase Agreement, RPI is also entitled to receive tiered, sales-based royalties on net product sales of BCX9930 and another earlier stage Factor D inhibitor in an amount equal to: (i) 3.0% of worldwide aggregate annual net sales up to $1.5 billion and (ii) 2.0% of worldwide aggregate annual net sales between $1.5 billion and $3.0 billion. No royalty payments are payable on annual net sales above $3.0 billion. RPI is also entitled to receive tiered profit share amounts of up to 3.0% from certain other permitted sales in certain other markets.

The royalties payable under the 2021 RPI Royalty Purchase Agreement are in addition to the royalties payable to RPI under the 2020 RPI Royalty Purchase Agreement.

Under the OMERS Royalty Purchase Agreement, commencing with the calendar quarter beginning October 1, 2023, OMERS will be entitled to receive tiered, sales-based royalties on Direct Sales in an amount equal to: (i) 7.5% of aggregate annual net sales of ORLADEYO for annual net sales up to $350,000 and (ii) 6.0% of annual net sales of ORLADEYO for annual net sales between $350,000 and $550,000 (with no royalty payments payable on annual Direct Sales over $550,000) (the “Regime A Royalty Rate”). If annual Direct Sales for calendar year 2023 reach a specified amount set forth in the OMERS Royalty Purchase Agreement, then for each calendar quarter beginning on or after January 1, 2024, OMERS will be entitled to receive the Regime A Royalty Rate. If annual Direct Sales for calendar year 2023 are less than the specified amount, OMERS will be entitled to receive tiered, sales-based royalties on Direct Sales in an amount equal to: (i) 10.0% of aggregate annual net sales of ORLADEYO for annual net sales up to $350,000 and (ii) 3.0% of annual net sales of ORLADEYO for annual net sales between $350,000 and $550,000 (with no royalty payments payable on annual Direct Sales over $550,000) (the “Regime B Royalty Rate”).

Under the OMERS Royalty Purchase Agreement, OMERS is also entitled to receive a tiered revenue share on ORLADEYO sublicense revenue or net sales by licensees in the Other Markets in an amount equal to: (i) 20.0% of the proceeds received by the Company for upfront license fees and development milestones for ORLADEYO in the Other Markets, (ii) 20.0% of proceeds received by the Company on annual net sales of up to $150,000 in the Other Markets, and (iii) 10.0% of proceeds received by the Company on annual net sales between $150,000 and $230,000 in the Other Markets. No royalty payments are payable on annual net sales above $230,000 in the Other Markets. OMERS is also entitled to receive profit share amounts of up to 10% from certain other permitted sales in certain other markets.

Under the 2020 RPI Royalty Purchase Agreement, the Company is required to make royalty payments of amounts owed to RPI each calendar quarter following the first commercial sale of ORLADEYO in any country. Under the 2021 RPI Royalty Purchase Agreement, the Company is required to make payments to RPI in respect of net sales or sublicense revenue in each calendar quarter from and after October 1, 2021. Under the OMERS Royalty Purchase Agreement, the Company will be required to make payments to OMERS is respect of net sales or sublicense revenue in each calendar quarter from and after October 1, 2023. OMERS will no longer be entitled to receive any payments on the date in which aggregate payments actually received by OMERS equals either 142.5% or 155.0% of the $150,000 purchase price, depending on sales levels in calendar year 2023.

The transactions contemplated by each of the Royalty Purchase Agreements are referred to herein as the “Royalty Sales.”

Under the Royalty Purchase Agreements, the Company has agreed to specified affirmative and negative covenants, including covenants regarding periodic reporting of information by the Company to RPI and OMERS, third-party audits of royalties paid under the Royalty Purchase Agreements, and restrictions on the ability of the Company or any of its subsidiaries to incur indebtedness other than certain royalty sales and as is permitted to be incurred under the terms of the Company’s Credit Agreement with Athyrium Opportunities III Co-Invest 1 LP. Refer to Note 9 for further details on the Credit Agreement. The restrictions on the ability of the Company or any of its subsidiaries to incur indebtedness are eliminated after the achievement of certain specified milestones in the Royalty Purchase Agreements.

The cash consideration obtained pursuant to the Royalty Purchase Agreements is recorded in “Royalty financing obligations” on the Company’s consolidated balance sheet. The fair value for the royalty financing obligations at the time of the transactions was based on the Company’s estimates of future royalties expected to be paid to the counterparty over the life of the arrangement. The Company subsequently records the obligations at its carrying value using the effective interest method. In order to amortize the royalty financing obligation, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success, and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate.

The following table shows the activity within the Royalty financing obligations account (in thousands) as well as the effective interest rate as of December 31, 2021:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement		OMERS Royalty Agreement		Total
2020 Royalty sale: Royalty financing obligation, net of issuance costs	$122,609	$	−	$	−	$122,609
Non-cash Interest expense on Royalty financing obligation	2,108		−		−	2,108
Balance as of December 31, 2020	$124,717	$	−	$	−	$124,717
2021 Royalty sale: Royalty financing obligations, net of issuance costs	−		150,833		147,309	298,142
Non-cash Interest expense on Royalty financing obligations	33,308		2,897		1,465	37,670
Royalty revenues paid and payable	(10,801)		(353)		−	(11,154)
Balance as of December 31, 2021	$147,224		$153,377		$148,774	$449,375

Effective interest rate	27.3%		16.5%		8.5%

Deferred issuance costs pursuant to the Royalty financing obligations, which consist primarily of advisory and legal fees, totaled $8,497 and $2,370 as of December 31, 2021 and 2020, respectively.   The Royalty financing obligation liabilities and the associated deferred issuance costs are amortized using the effective interest method over the term of the arrangement, in accordance with the respective guidance.  Concurrent with entering into the 2021 RPI Royalty Purchase Agreement, the Company and RPI entered into a Common Stock Purchase Agreement, pursuant to which the Company sold common stock to RPI for a premium of $4,269.  This premium has been deferred and is being amortized using the effective interest method over the term of the applicable arrangement. Refer to Note 11 for further details on the common stock sale premium.

Note 9 — Debt

Credit Agreement

On December 7, 2020, the Company entered into a $200,000 Credit Agreement with Athyrium Opportunities III Co-Invest 1 LP (“Athyrium”), as lender and as administrative agent for the lenders. BioCryst Ireland Limited and BioCryst US Sales Co., LLC, each of which is a wholly-owned subsidiary of the Company, and BioCryst UK Limited, a wholly-owned subsidiary of BioCryst Ireland Limited, are guarantors to the Credit Agreement. The Credit Agreement provides for an initial term loan in the principal amount of $125,000 (the “Term A Loan”), which was received by the Company on December 7, 2020 and is recorded in “Secured term loan” on the Company’s balance sheet as of December 31, 2021.  The Company used a portion of the proceeds from the Term A Loan to repay $43,298 of outstanding indebtedness, including accrued interest, under its existing credit facility with MidCap Financial Trust.

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

On November 19, 2021, the Company entered into an amendment to the Credit Agreement (i) to permit the Company to enter into the 2021 RPI Royalty Purchase Agreement, the OMERS Royalty Purchase Agreement, and the other definitive documentation related thereto and to perform its obligations thereunder; (ii) to require the Company to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Credit Agreement in the event that the Company does not draw the Term B Loan or the Term C Loan, as applicable, by the end of the applicable period available to draw the Term B Loan or the Term C Loan, subject to certain exceptions set forth in the Credit Agreement; and (iii) to require the Company to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Credit Agreement in the event that the Company either (x) terminates the commitments in respect of the Term B Loan or the Term C Loan, as applicable, on or prior to the end of the applicable period available to draw the Term B Loan or the Term C Loan, or (y) prepays or repays, or is required to prepay or repay, voluntarily or pursuant to mandatory prepayment obligation under the Credit Agreement (e.g., with the proceeds of certain asset sales, certain ORLADEYO out-licensing or royalty monetization transactions (excluding the Royalty Sales), extraordinary receipts, debt issuances, or upon a change of control of the Company and specified other events, subject to certain exceptions), all of the then-outstanding Term Loans, in each case, subject to certain exceptions set forth in the Credit Agreement.

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

As of December 31, 2021, the Company had borrowings of $125,000 under the Credit Agreement. Quarterly interest payments under the Credit Agreement for the years ended December 31, 2021 and 2020, totaled $16,009 and $1,056, respectively, and have been designated and accounted for as PIK Interest Payments and added to the outstanding principal balance of the borrowing.  As of December 31, 2021, borrowings, including the PIK Interest Payments totaled $142,065.  The principal balance of the borrowing, including PIK amounts are accruing interest at a rate of 12.17%. The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.

As of December 31, 2021 and 2020, deferred debt fees and issuance costs totaled $8,483 and $7,764, respectively and are being amortized as interest expense on an effective interest rate method over the term of the Term A Loan. When utilizing the effective interest method, in periods in which PIK interest is designated and those amounts are added to the outstanding principal balance of the borrowing, the amortization of the deferred debt fees and issuance costs is accretive. Deferred financing amortization of ($531) and ($131), was recognized for the years ended December 31, 2021 and 2020, respectively.

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

Note 10 — Lease Obligations

The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases as of December 31, 2021. Renewal options for our leases range from 1 to 5 years in length and begin from 2023 through 2026. The weighted average lease term for the Company’s operating leases was 9.2 years. The weighted average discount rate for the Company’s operating leases was 11.2%.

Aggregate lease expense under operating leases was $1,795 and $1,754 for the years ended December 31, 2021 and 2020, respectively.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation in the consolidated balance sheets of the Company’s operating leases:

	Balance Sheet Location	2021	2020
Assets:
Operating lease assets, net	Other Assets	$6,472	$3,802
Liabilities:
Current operating lease liabilities	Lease financing obligation – current liabilities	$1,819	$1,179
Non-current operating lease liabilities	Lease financing obligation – long-term liabilities	5,962	3,871
Total operating lease liabilities		$7,781	$5,050

Operating lease assets are recorded net of accumulated amortization of $2,626 and $2,641 as of December 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities was $1,615 and $1,696 for the years ended December 31, 2021 and 2020, respectively.

Maturities of operating lease liabilities as of December 31, 2021, are as follows (in thousands):

2022	$2,099
2023	1,870
2024	1,321
2025	1,060
2026	593
Thereafter	6,734
Total lease payments	13,677
Less imputed interest	(5,896)
Total	$7,781

Note 11 — Stockholders’ Equity

Sales of Common Stock

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

On November 21, 2019, the Company completed an offering of pre-funded warrants to purchase up to 11,765 shares of its common stock at a price of $1.69 per warrant. Each pre-funded warrant is exercisable subject to conditions in the warrant agreement into 1 share of common stock at an exercise price of $0.01 per share. The net proceeds from this offering were $19,882, excluding any proceeds the Company may receive upon the subsequent exercise of the pre-funded warrants. All warrants issued in this offering remain outstanding at December 31, 2021.

On April 24, 2020, the Company filed a $500,000 shelf registration statement on Form S-3 with the SEC. This shelf registration statement became effective on May 14, 2020 and allows the Company to sell securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, from time to time at prices and on terms to be determined at the time of sale.

On June 1, 2020, the Company issued 22,044 shares of common stock to the public at a purchase price of $4.50 per share and pre-funded warrants to purchase 3,511 shares of common stock at a purchase of $4.49 per pre-funded warrant, for total net proceeds to the Company of $108,096 million after deducting underwriting discounts and commissions and other offering expenses. Each pre-funded warrant is exercisable subject to conditions in the warrant agreement into 1 share of common stock at an exercise price of $0.01 per share. All warrants issued in this offering remain outstanding at December 31, 2021.

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

On November 19, 2021, concurrent with the Company entering into the 2021 RPI Royalty Purchase Agreement, the Company and RPI entered into a Common Stock Purchase Agreement, pursuant to which the Company issued 3,846,154 shares of the Company’s common stock to RPI for an aggregate purchase price of $50,000, at a price of $13.00 per share, calculated based on the 20-day volume weighted average price. The $13.00 per share price represents a premium of $1.11 over the closing price of $11.89 of the Company’s common stock on November 17, 2021, the last trading day prior to the execution of the Common Stock Purchase Agreement. The premium of $4,269 paid by RPI on the purchase of the Company’s common stock has been deferred and is being amortized as a component of interest expense of the 2021 RPI royalty financing obligation.

Note 12 — Stock-Based Compensation

As of December 31, 2021, the Company had three stock-based employee compensation plans, the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 1, 2021 and approved by the Company’s stockholders on May 25, 2021. The Inducement Plan was adopted by the Board of Directors on April 24, 2019 and was most recently amended and restated by the Board of Directors on July 23, 2021. The ESPP was most recently amended and restated on April 1, 2021 and approved by the Company’s stockholders on May 25, 2021.

Stock-based compensation expense of $34,640 ($27,062 of expense related to the Incentive Plan, $6,055 of expense related to the Inducement Plan, $1,523 of expense related to the ESPP) was recognized during 2021, while $14,794 ($12,938 of expense related to the Incentive Plan, $1,494 of expense related to the Inducement Plan, $362 of expense related to the ESPP) was recognized during 2020 and $17,719 ($17,164 of expense related to the Incentive Plan, $323 of expense related to the Inducement Plan, $232 of expense related to the ESPP) was recognized during 2019.

The Company accounts for stock-based compensation in accordance with FASB authoritative guidance regarding share-based payments. Total stock-based compensation was allocated as follows:

	Years Ended December 31,
	2021	2020	2019
Research and development	$20,179	$10,222	$13,977
Selling, general and administrative	14,461	4,572	3,742
Total stock-based compensation expense	$34,640	$14,794	$17,719

Stock Incentive Plan

The Company grants stock option awards, restricted stock and restricted stock units to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Commencing March 1, 2011, stock option awards and restricted stock units granted to employees generally vest 25% each year until fully vested after four years.

In August 2013, December 2014 and December 2019, the Company issued 1,032, 1,250 and 315 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of December 31, 2021, 100%, 85% and 100% of the August 2013, December 2014 and December 2019 grants, respectively, have vested. During 2020, the Company recognized $1,768 and $684 of stock compensation expense related to milestones within the August 2013 and December 2019 grants for which achievement became probable.

Stock option awards granted to non-employee directors of the Company generally vest over one year. Stock option awards granted to new non-employee directors when they first join the Company’s Board of Directors generally vest, subject to the terms of the Incentive Plan, in 36 equal monthly installments over a three-year period measured from the grant date.

All stock option awards have contractual terms of 10 years. The vesting exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance at December 31, 2018	805	17,491	$6.49
Plan amendment	4,000	−	−
Restricted stock awards granted	(27)	−	−
Stock option awards granted	(4,511)	4,511	3.91
Stock option awards exercised	−	(251)	3.75
Stock option awards cancelled	701	(701)	6.82
Balance at December 31, 2019	968	21,050	$5.96
Plan amendment	8,000	−	−
Restricted stock awards granted	(31)	−	−
Stock option awards granted	(7,469)	7,469	8.06
Stock option awards exercised	−	(510)	3.56
Stock option awards cancelled	3,124	(3,124)	6.93
Balance at December 31, 2020	4,592	24,885	$6.52
Plan amendment	7,500	−	−
Restricted stock units granted	(1,936)	−	−
Stock option awards granted	(6,753)	6,753
Stock option awards exercised	−	(2,705)	4.36
Stock option awards cancelled	248	(248)	7.62
Balance at December 31, 2021	3,651	28,685	$7.90

For stock option awards granted under the Incentive Plan during 2021, 2020, and 2019, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during 2021, 2020, and 2019 was $7.93, $5.48, and $2.63, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. For restricted stock units granted under the Incentive Plan, the fair value of the awards was determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards was $11.36. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.

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

Related activity under the Inducement Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance at December 31, 2020	229	4,171	$3.88
Plan amendment	1,500	−	−
Stock option awards granted	(1,003)	1,003	13.91
Stock option awards exercised	−	(592)	3.63
Stock option awards cancelled	174	(174)	3.67
Balance at December 31, 2021	900	4,408	$6.20

For stock option awards granted under the Inducement Plan during 2021, 2020, and 2019, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during 2021, 2020, and 2019 was $9.65, $2.73, and $2.41, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method.

The following table summarizes the key assumptions used by the Company to value the stock option awards granted under all plans during 2021, 2020, and 2019, respectively. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to Employees and Directors under the Plans

	2021	2020	2019
Expected Life	5.5	5.5	5.5
Expected Volatility	84%	84%	81%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	1.1%	0.4%	1.8%

The total intrinsic value of stock option awards exercised under the Incentive Plan was $25,484 during 2021, $1,562 during 2020, and $1,127 during 2019. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of stock option awards exercised) received by all individuals who exercised stock option awards during the period. The total intrinsic value of stock option awards exercised under the Inducement Plan was $6,700 during 2021. No stock option awards were exercised under the Inducement Plan in 2020.

The following table summarizes, at December 31, 2021, by price range: (1) for stock option awards outstanding under the Incentive Plan, the number of stock option awards outstanding, their weighted average remaining life and their weighted average exercise price; and (2) for stock option awards exercisable under the Plan, the number of stock option awards exercisable and their weighted average exercise price:

			Outstanding			Exercisable
				Weighted	Weighted		Weighted
				Average	Average		Average
				Remaining	Exercise		Exercise
Range			Number	Life	Price	Number	Price

$0	to	3	1,874	5.9	$2.30	1,158	$2.12
3	to	6	10,190	6.5	4.22	7,317	4.41
6	to	9	10,599	8.2	7.89	4,317	7.56
9	to	12	8,228	8.1	11.14	2,120	10.86
12	to	15	1,291	6.8	13.10	535	12.31
15	to	18	911	9.0	15.95	114	15.56
$0	to	18	33,093	7.5	$7.68	15,561	$6.34

The weighted average remaining contractual life of stock option awards exercisable under the plans at December 31, 2021 was 5.7 years.

The aggregate intrinsic value of stock option awards outstanding and exercisable under the plans at December 31, 2021 was $116,811. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money stock option awards) that would have been received by all stock option award holders under the plans had they exercised their stock option awards at the end of the year.

The total fair value of the stock option awards vested under the plans was $23,395 during 2021, $18,739 during 2020, and $12,499 during 2019.

As of December 31, 2021, the number of stock option awards vested and expected to vest under the plans is 30,268. The weighted average exercise price of these stock option awards is $7.64 and their weighted average remaining contractual life is 7.4 years.

The following table summarizes the changes in the number and weighted-average grant-date fair value of non-vested stock option awards during 2021:

	Non-Vested Stock Option Awards	Weighted Average Grant-Date Fair Value
Balance December 31, 2020	16,020	$4.25
Stock option awards granted	7,756	3.31
Stock option awards vested	(5,837)	3.97
Stock option awards forfeited	(407)	4.14
Balance December 31, 2021	17,532	$3.86

As of December 31, 2021, there was approximately $107,852 of total unrecognized compensation cost related to non-vested employee stock option awards granted by the Company. That cost is expected to be recognized as follows: $35,060 in 2022, $30,375 in 2023, $27,607 in 2024, and $14,810 in 2025.

Employee Stock Purchase Plan

The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 6,052 shares remain available for purchase at December 31, 2021. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year.

There were 321, 246, and 115 shares of common stock purchased under the ESPP in 2021, 2020, and 2019, respectively, at a weighted average price per share of $6.20, $2.56, and $3.51, respectively. Expense of $1,523, $362, and $232 related to the ESPP was recognized during 2021, 2020, and 2019, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model. The weighted average grant date fair values of shares granted under the ESPP during 2021, 2020, and 2019, were $2.80, $1.47, and $2.01, respectively.

Note 13 — Income Taxes

The Company has incurred net losses since inception and, consequently, has not recorded any U.S. Federal and state income tax expense or benefit.

The components of loss before provision for income taxes were as follows:

	Years Ended December 31,
	2021	2020
Domestic	$(159,632)	$(176,613)
Foreign	(22,177)	(6,201)
Loss before provision for income taxes	$(181,809)	$(182,814)

The differences between the Company’s effective tax rate and the statutory tax rate in 2021, 2020, and 2019, are as follows:

	2021	2020		2019
Income tax benefit at federal statutory rate (21% for 2021, 2020 and 2019)	$(38,175)		$(38,391)		$(22,868)
State and local income taxes net of federal tax benefit	(2,288)		(2,544)		(1,591)
Permanent items	(1,343)		774		691
Rate change	−		(82)		625
Expiration of attribute carryforwards	(1,057)		3,774		3,976
Research and development tax credits	(5,994)		(4,080)		(4,938)
Foreign rate differential	1,940		542		-
Other	1,216		1,456		281
Change in valuation allowance	47,954		38,551		23,824
Income tax expense	$2,253	$	−	$	−

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020
Balance at January 1,	$8,230	$7,210
Additions to current period tax positions	1,499	1,020
Balance at December 31,	$9,729	$8,230

The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended and similar state tax law.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2021	2020
Deferred tax assets:
Net federal and state operating losses	$113,649		$159,939
Research and development credits	71,197		66,331
Royalty income	106,007		28,034
Stock-based compensation	14,512		10,732
Capitalized R&D	8,997		−
Leasing obligations	1,836		1,135
Other	4,809		5,563
Total deferred tax assets	321,007		271,734
Deferred tax liabilities:
Fixed assets	(607)		(124)
Right of use asset	(1,527)		(854)
Total deferred tax liabilities	(2,134)		(978)
Valuation allowance	(318,714)		(270,756)
Net deferred tax assets	$159	$	−

The majority of the Company’s deferred tax assets relate to net operating loss and research and development carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to these carryforwards. Accordingly, the Company has provided a valuation allowance against substantially all the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax assets until it is more likely than not that the related tax benefits will be realized. The Company’s valuation allowance increased by $47,954, $38,551, and $23,824 in 2021, 2020, and 2019, respectively.

As of December 31, 2021, the Company had U.S. federal operating loss carryforwards of $480,331, state operating loss carryforwards of $177,567, foreign net operating losses of $29,355, and U.S. research and development and orphan drug credit carryforwards of $80,925, which will expire at various dates from 2022 through 2041. Federal losses, state losses, research and development credit carryforwards began expiring in 2020. The foreign net operating losses have an indefinite carryforward period.

Tax years 2018-2021 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2017 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there were no provisions or accruals for interest and penalties in 2021, 2020 and 2019.

As of December 31, 2021, the Company has accumulated undistributed earnings of $750, generated by our foreign subsidiaries which have already been subject to local and U.S. tax (as part of the GILTI provisions). We intend to indefinitely reinvest these earnings, as well as future earnings from our foreign subsidiaries to fund out international operations. In addition, we expect future U.S. cash generation will be sufficient to meet future U.S cash needs.

Note 14 — Employee 401(k) Plan

In January 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $2,834, $1,569, and $926 in 2021, 2020, and 2019, respectively.

Note 15 — Collaborative and Other Relationships

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

Biomedical Advanced Research and Development Authority (“BARDA/HHS”). In March 2015, BARDA/HHS awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of December 31, 2021, a total of $20,574 has been awarded under exercised options within this contract. The most recent development option was completed as of December 31, 2021.

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

U.S. Department of Health and Human Services (“HHS”). In September 2018, HHS awarded the Company a $34,660 contract for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period. The Company delivered 20,000 doses of RAPIVAB under this contract in 2019 for a total price of approximately $13.9 million. For the year ended December 31, 2021, the Company delivered a total of 9,980 doses for $6,918. On September 1, 2021, the Company announced that HHS exercised its option to purchase an additional 10,000 doses of RAPIVAB under this contract for a total price of approximately $6.9 million which has not been delivered as of December 31, 2021. As of December 31, 2021, the Company has delivered a total of 29,980 RAPIVAB doses of the 50,000 RAPIVAB doses available under the contract with HHS.

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

In addition, under the Torii Agreement, the Company is entitled to receive tiered royalty payments, ranging from 20% to 40% of annual net sales of ORLADEYO in Japan during each calendar year. Torii’s royalty payment obligations are subject to customary reductions in certain circumstances, but may not be reduced by more than 50% of the amount that otherwise would have been payable to the Company in the applicable calendar quarter. Torii’s royalty payment obligations commenced upon the first commercial sale of ORLADEYO in Japan and expire upon the later of (i) the tenth anniversary of the date of first commercial sale of ORLADEYO in Japan, (ii) the expiration of the Company’s patents covering ORLADEYO, and (iii) the expiration of regulatory exclusivity for ORLADEYO in Japan. The Company is responsible for supplying Torii with its required amounts of ORLADEYO. The activities of the parties pursuant to the Torii Agreement are overseen by a joint steering committee, composed of an equal number of representatives from each party to coordinate the development and commercialization of ORLADEYO in Japan. Torii launched ORLADEYO in Japan on April 23, 2021.

The Company identified performance obligations related to (i) the license to develop and commercialize ORLADEYO, (ii) regulatory approval support and (iii) reimbursement pricing approval support. These were each determined to be distinct from the other performance obligations. The Company allocated the $22,000 upfront consideration to the identified performance obligations using estimation approaches to determine the standalone selling prices under ASC Topic 606. Specifically, in determining the value related to the license, a valuation approach utilizing risk adjusted discounted cash flow projections was used, and an expected cost plus margin approach was utilized for the other performance obligations. For the year ended December 31, 2020, $1,899 of the $22,000 upfront payment was recognized as revenue as the services were delivered. Prior to 2020, the Company had recognized as revenue $20,101 of the $22,000 upfront payment.

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

Green Cross Corporation (“Green Cross”). In June 2006, the Company entered into an agreement with Green Cross to develop and commercialize peramivir in Korea. Under the terms of the agreement, Green Cross is responsible for all development, regulatory, and commercialization costs in Korea and the Company is entitled to share in profits resulting from the sale of peramivir in Korea, including the sale of peramivir to the Korean government for stockpiling purposes. Furthermore, Green Cross will pay the Company a premium over its cost to supply peramivir for development and any future marketing of peramivir products in Korea.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of BioCryst Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioCryst Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Accrued Clinical Trial and Manufacturing Activities
Description of the Matter

As discussed in Note 1 to the consolidated financial statements, the Company has recorded $72.7 million of accrued expenses which includes costs for clinical trial and manufacturing activities (together, clinical related activities) based upon estimates of expenses incurred through the balance sheet date that have yet to be invoiced by the contract research organizations (CROs), clinical study sites, contract manufacturing organizations, or other vendors (together, clinical vendors). This accrual process involves identifying services that have been performed and estimating the level of service performed and the associated cost when the Company has not yet been invoiced or otherwise notified of actual cost.

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

Royalty Financing Obligations
Description of the Matter

As described in Note 8 to the consolidated financial statements, the Company entered into Royalty Purchase Agreements (“RPA’s”) with third parties. Pursuant to the RPA’s, the Company received proceeds of approximately $425 million in exchange for the right to receive royalty payments based on future net revenues of the Company’s drug, Orladeyo, and the drug candidates within the BCRX 9930 program.

The Company recorded the RPA’s as non-current liability instruments (royalty financing obligations) on the balance sheet at their carrying value of $449.4 million as of December 31, 2021 and imputed interest expense associated with these liabilities using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level and timing of forecasted net revenues which affects the repayment timing and ultimate amount of repayment. In order to amortize the royalty financing obligations, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the third parties over the life of the arrangements. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources.

Auditing the royalty financing obligations was complex and highly judgmental due to the estimation uncertainty in determining the effective interest rate. The Company’s effective interest rate models includes actual revenues recorded and royalties paid to-date, as well as revenue projections for which future royalties will be paid, which are sensitive to significant assumptions (including population, penetration, probability of success, and sales price, among others) that are affected by expectations about future market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to account for the royalty financing obligations, including controls over management’s review of the revenue projections within the models.

To evaluate the royalty financing obligations, our audit procedures included, among others, assessing the underlying data and assumptions used by the Company in its effective interest rate models. We compared the significant assumptions in the revenue projections to current industry, market and economic trends. We recalculated the current year interest expense based on the amortization schedules and estimates of royalties using the effective interest method, and performed sensitivity analyses to evaluate the changes in the effective interest rates, and associated interest expense, that would result from changes in the assumptions.

Product Sales, net
Description of the Matter

As discussed in Note 1, when recognizing revenue, the Company makes an estimate of the net selling price (transaction price), which includes estimates of variable consideration. For the year ended December 31, 2021, the Company recorded net product sales of $136.4 million. Product sales are recorded net of adjustments for variable consideration including estimated government rebates, managed care rebates, chargebacks, costs of co-payment for assistance programs, and product returns at the time revenue is recorded. Limited historical data is available for use in developing such estimates which are periodically reviewed and adjusted as necessary.

Auditing the Company’s net product sales was complex due to the Company’s limited history of product sales. The Company’s estimates of variable consideration depend on the identification of key customer contract terms and conditions, as well as estimates of sales volumes to different classes of payors. The revenue recognition process can be complex and can involve judgment related to these estimates as well as to identify and assess the terms and conditions of customer agreements and related government regulations that could affect revenue recognition, as the Company’s revenue expands with new customers and new markets.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of recording product sales and related rebates, chargebacks and returns. We also tested management’s controls related to the identification and assessment of the terms and conditions of customer agreements and the completeness and accuracy of data utilized in the controls, and the calculations supporting management’s estimates.

To test product sales, our audit procedures included, among others, tracing a sample of revenue transactions recognized during the year to source documentation. We also confirmed a sample of outstanding receivable balances directly with the Company’s customers. To test management’s estimates of variable consideration, we obtained management’s calculations for the respective estimates and performed one or more of the following procedures: tested management’s estimation process to assess whether the recorded reserve balances are within a reasonable range of estimate, performed retrospective reviews, assessed subsequent events, and tested a sample of credits issued throughout the year.

We have served as the Company’s auditor since 1993.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of BioCryst Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BioCryst Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BioCryst Pharmaceuticals Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

February 28, 2022

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective. Management believes our internal control over financial reporting will provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on page 86 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Items to be Voted upon — 1. Election of Directors,” “Executive Officers,” and “Corporate Governance” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2021,” “Outstanding Equity Awards at December 31, 2021,” “2021 Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” “2021 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Ernst & Young LLP, Raleigh, NC, Auditor Firm ID:  42.

The information required by this item is set forth under the caption “Items to be Voted upon — 2. Ratification of Appointment of Independent Registered Public Accountants” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and incorporated herein by reference.

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

(b) Exhibits

Number	Description

3.1	Third Restated Certificate of Incorporation of BioCryst Pharmaceuticals, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of BioCryst Pharmaceuticals, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of BioCryst Pharmaceuticals, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.4	Certificate of Elimination of the Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 13, 2020.

3.5	Certificate of Amendment to the Third Restated Certificate of Incorporation of BioCryst Pharmaceuticals, Inc. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 13, 2020.

3.6	Amended and Restated Bylaws of BioCryst Pharmaceuticals, Inc., effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.7	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., effective January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

4.1	Description of Securities. Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed March 1, 2021.

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

10.4&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated April 3, 2017). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 30, 2017.

10.5&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated September 17, 2018). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 31, 2018.

10.6&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated April 12, 2019). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 4, 2019.

10.7&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated March 19, 2020). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2020.

10.8&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated April 1, 2021). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 26, 2021.

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

10.11&	Standard Stock Option Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed March 2, 2015.

10.12&

Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan.  Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K filed March 2, 2015.

10.13&

Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2021.

(10.14)&	Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan.

10.15&	BioCryst Pharmaceuticals, Inc. Employee Stock Purchase Plan (as amended and restated April 1, 2021). Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 26, 2021.

10.16&

BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (effective as of April 24, 2019). Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (File No. 333-231108) filed April 29, 2019.

10.17&	BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated February 7, 2020). Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 11, 2020.

10.18&

BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated July 17, 2020). Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (File No. 333-245024) filed August 12, 2020.

10.19&

BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated July 23, 2021). Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (File No. 333-259919) filed September 30, 2021.

10.20&

Form of Notice of Grant of Stock Option and Standard Stock Option Agreement under the BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan. Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed March 1, 2021.

10.21&	BioCryst Pharmaceuticals, Inc. Annual Incentive Plan (effective as of December 16, 2020). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 17, 2020.

10.22&	Executive Relocation Policy. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed March 4, 2008.

10.23&

Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Jon P. Stonehouse, dated February 14, 2007. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed March 14, 2007.

10.24&

Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan, dated August 4, 2021. Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed August 9, 2021.

10.25&

Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Yarlagadda S. Babu, dated August 4 2021. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed August 9, 2021.

10.26&

Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Alane P. Barnes, dated August 4, 2021. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed August 9, 2021.

10.27&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Megan Sniecinski, dated May 31, 2019. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 8, 2019.

10.28&

Separation Agreement and Release between BioCryst Pharmaceuticals, Inc. and Megan Sniecinski, dated August 8, 2021. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 9, 2021.

10.29&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Charles Gayer, dated January 14, 2020. Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed March 1, 2021.

10.30&

Amendment No. 1 to the Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Charles Gayer, dated September 24, 2021. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed November 4, 2021.

10.31&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Anthony Doyle, dated March 29, 2020. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 11, 2020.

10.32&

Amendment No. 1 to the Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Anthony Doyle, dated September 24, 2021. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed November 4, 2021.

10.33&

Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Dr. Helen M. Thackray, dated February 18, 2021. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2021.

10.34&

Amendment No. 1 to the Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Dr. Helen M. Thackray, dated September 24, 2021. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed November 4, 2021.

10.35†

License, Development and Commercialization Agreement dated as of February 28, 2007, by and between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K filed March 1, 2021.

10.36†

First Amendment to License, Development and Commercialization Agreement, effective as of September 30, 2008, between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed March 1, 2021.

10.37†

License Agreement dated as of June 27, 2000, by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., as amended by the First Amendment Agreement dated as of July 26, 2002 and the Second Amendment Agreement dated as of April 15, 2005. Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed March 1, 2021.

10.38†*

Third Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of December 11, 2009. Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed March 1, 2021.

10.39#

Fourth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of May 5, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 6, 2010. (Portions omitted pursuant to request for confidential treatment.)

10.40†

Fifth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of November 17, 2011. Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K filed March 1, 2021.

10.41†

Sixth Amendment Agreement by and among Albert Einstein College of Medicine, Industrial Research, Ltd. and BioCryst Pharmaceuticals, Inc., dated as of June 19, 2012. Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed March 1, 2021.

10.42

Novation Agreement among Albert Einstein College of Medicine of Yeshiva University, BioCryst Pharmaceuticals, Inc., Mundipharma International Corporation Limited, Callaghan Innovation Research Limited, and Victoria Link Limited, dated May 18, 2015. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed August 7, 2015.

10.43

Novation Agreement among Albert Einstein College of Medicine of Yeshiva University, BioCryst Pharmaceuticals, Inc., Callaghan Innovation Research Limited, and Victoria Link Limited, dated June 24, 2015.  Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed August 7, 2015.

10.44

Purchase and Sale Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and JPR Royalty Sub LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 6, 2011.

10.45

Pledge and Security Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 6, 2011.

10.46

Confirmation of terms and conditions of ISDA Master Agreement, dated as of March 7, 2011, between Morgan Stanley Capital Services Inc. and BioCryst Pharmaceuticals, Inc. dated as of March 9, 2011. Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 6, 2011.

10.47#

Agreement, dated as of September 12, 2013, between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 8, 2013. (Portions omitted pursuant to request for confidential treatment.)

10.48#

Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated December 26, 2013. Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K filed on March 10, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.49#

Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated January 24, 2014. Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K filed on March 10, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.50#

Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 8, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.51#

Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2014. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 8, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.52#

Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 11, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.53#

Amendment #6 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 27, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.54#

Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 17, 2014. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.55#

Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated October 29, 2014. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 7, 2014. (Portions omitted pursuant to request for confidential treatment.)

10.56#

Amendment #10 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated February 13, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.57#

Amendment #11 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated March 19, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.58#

Amendment #12 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 12, 2015. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.59#

Amendment #13 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 17, 2015. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.60#

Amendment #14 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 16, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 6, 2015. (Portions omitted pursuant to request for confidential treatment.)

10.61

Amendment #15 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated November 16, 2015. Incorporated by reference to Exhibit 10.70 to the Company’s Form 10-K filed on February 26, 2016.

10.62#

Amendment #16 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated December 18, 2015. Incorporated by reference to Exhibit 10.71 to the Company’s Form 10-K filed on February 26, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.63

Amendment #17 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated April 18, 2016. Incorporated by reference to Exhibit 10.74 to the Company’s Form 10-K filed on February 27, 2017.

10.64#

Amendment #18 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 30, 2016. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.65#

Amendment #19 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 10, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2016. (Portions omitted pursuant to request for confidential treatment.)

10.66#

Amendment #20 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated January 9, 2017. Incorporated by reference to Exhibit 10.77 to the Company’s Form 10-K filed on February 27, 2017. (Portions omitted pursuant to request for confidential treatment.)

10.67#

Amendment #21 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated March 21, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2018. (Portions omitted pursuant to request for confidential treatment.)

10.68

Amendment #22 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 10, 2018. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed November 8, 2018.

10.69

Amendment #23 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated August 21, 2020. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed November 6, 2020.

10.70

Amendment #23 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 14, 2020. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed November 6, 2020.

10.71

Amendment #25 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated September 15, 2021. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed November 4, 2021.

(10.72)	Amendment #26 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated October 27, 2021.

10.73†

Agreement, dated September 1, 2020, between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed November 6, 2020.

10.74†

Amendment #1 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated October 14, 2020. Incorporated by reference to the Company’s Form 10-Q filed November 6, 2020.

10.75

Amendment #2 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 29, 2021. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2021.

(10.76)	Amendment #3 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated October 27, 2021.

10.77#

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

10.78#

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

10.79#

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

10.80#

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

10.82#

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

10.83#

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

10.85

Amendment #8 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated September 20, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2017.

10.86#

Amendment #9 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated December 1, 2017. Incorporated by reference to Exhibit 10.88 to the Company’s Form 10-K filed on March 12, 2018.

10.87

Amendment #10 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, dated March 19, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2018.

10.88

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

10.89†

Amendment #12 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness Response, dated April 17, 2020. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 7, 2020.

10.90

Amendment #13 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness Response, dated September 29, 2020. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed November 6, 2020.

10.91

Amendment #14 to the Agreement between BioCryst Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness Response, dated November 24, 2020. Incorporated by reference to Exhibit 10.82 to the Company’s Form 10-K filed March 1, 2021.

10.92

Registration Rights Agreement, dated March 15, 2017, by and between BioCryst Pharmaceuticals, Inc. 667, L.P., and Baker Brothers Life Sciences, L.P. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2017.

10.93

Amendment to the Registration Rights Agreement, dated January 21, 2018, by and among BioCryst Pharmaceuticals, Inc., 667, L.P. and Baker Brothers Life Sciences, L.P. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 22, 2018.

10.94

Agreement dated as of September 1, 2018 between BioCryst Pharmaceuticals, Inc. and the Centers for Disease Control and Prevention. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 6, 2018.

10.95

Amendment #1 to Agreement between BioCryst Pharmaceuticals, Inc. and the Centers for Disease Control and Prevention, dated October 1, 2018, assigning contract administration to ASPR-BARDA within the U.S. Department of Health and Human Services. Incorporated by reference to Exhibit 10.87 to the Company’s Form 10-K filed on March 1, 2021.

10.96

Amendment #2 to Agreement between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services, dated September 23, 2019. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2019.

10.97

Amendment #3, dated August 31, 2020, to the Contract dated September 1, 2018 between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 3, 2020.

10.98

Amendment #4, dated August 27, 2021, to the Contract dated September 1, 2018, between BioCryst Pharmaceuticals, Inc. and the Department of Health and Human Services. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 1, 2021.

10.99†

Commercialization and License Agreement dated as of November 5, 2019 between BioCryst Pharmaceuticals, Inc. and Torii Pharmaceutical Co., Ltd. Incorporated by reference to Exhibit 10.83 to the Company's Form 10-K filed March 13, 2020.

10.100†*

Purchase and Sale Agreement, dated as of December 7, 2020, between BioCryst Pharmaceuticals, Inc. and RPI 2019 Intermediate Finance Trust. Incorporated by reference to Exhibit 10.91 to the Company’s Form 10-K filed March 1, 2021.

(10.101)†*

Amendment Number One to Credit Agreement, dated as of November 19, 2021, by and among BioCryst Pharmaceuticals, Inc., as borrower, the guarantors listed on the signature pages thereto, the lenders listed on the signature pages thereto, and Athyrium Opportunities III Co-Invest 1 LP, as administrative agent for the lenders.

(10.102)†*	Purchase and Sale Agreement, dated as of November 19, 2021, between BioCryst Pharmaceuticals, Inc. and RPI 2019 Intermediate Finance Trust.

(10.103)†*	Purchase and Sale Agreement, dated as of November 19, 2021, between BioCryst Pharmaceuticals, Inc. and OCM IP Healthcare Holdings Limited.

(10.104)†*	Common Stock Purchase Agreement, dated as of November 19, 2021, between BioCryst Pharmaceuticals, Inc. and RPI Intermediate Finance Trust.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(101)

Financial statements from the Annual Report on Form 10-K of BioCryst Pharmaceuticals, Inc. for the fiscal year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

(104)	Cover Page Interactive Data File – The cover page from this annual report on Form 10-K for the fiscal year ended December 31, 2021 is formatted in Inline XBRL (contained in Exhibit 101).

#	Confidential treatment granted.
†	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
&	Management contracts.
( )	Filed herewith.

ITEM 16.         FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2022.

BIOCRYST PHARMACEUTICALS, INC.
By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2022:

Signature	Title(s)

/s/ Jon P. Stonehouse	President, Chief Executive Officer and Director
Jon P. Stonehouse	(Principal Executive Officer)

/s/ Anthony J. Doyle	Chief Financial Officer
Anthony J. Doyle	(Principal Financial Officer)

/s/ Michael L. Jones	Executive Director, Finance and Principal Accounting Officer
Michael L. Jones	(Principal Accounting Officer)

/s/ George B. Abercrombie	Director
George B. Abercrombie

/s/ Stephen J. Aselage	Director
Stephen J. Aselage

/s/ Steven K. Galson	Director
Steven K. Galson, M.D.

/s/ Theresa M. Heggie	Director
Theresa M. Heggie

/s/ Nancy J. Hutson	Director
Nancy J. Hutson, Ph.D.

/s/ Robert A. Ingram	Director
Robert A. Ingram

/s/ Kenneth B. Lee, Jr.	Director
Kenneth B. Lee, Jr.

/s/ Alan G. Levin	Director
Alan G. Levin

/s/ Amy E. McKee	Director
Amy E. McKee, M.D.

/s/ Vincent J. Milano	Director
Vincent J. Milano

/s/ Machelle Sanders	Director
Machelle Sanders