Form 10-Q
period 2022-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2022-05-09
CIK 882796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of April 29, 2022 was 185,583,896.

BIOCRYST PHARMACEUTICALS, INC.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report, as well as any amendments we make to those sections in filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements include, but are not limited to, statements about:

●

the preclinical development, clinical development, commercialization, or post-marketing studies of our products and product candidates, including ORLADEYO® (berotralstat), BCX9930, BCX9250, peramivir, galidesivir, and early-stage discovery programs, and our plans regarding the same;

●	the timing and success of our commercialization of ORLADEYO in the United States and elsewhere and expectations regarding the commercial market for ORLADEYO;

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

●

our and our subsidiary guarantors’ ability to satisfy obligations under our Credit Agreement (as defined below) and to comply with the covenants as set forth in the agreements governing our debt obligations;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products, product candidates, and technology;

●	our ability to operate our business without infringing the intellectual property rights of others;

●	estimates of our expenses, revenues, capital requirements, annual cash utilization, and our needs for additional financing;

●	the timing or likelihood of regulatory filings or regulatory agreements, deferrals, approvals, and other decisions;

●	our ability to manage our liquidity needs, including our ability to raise additional capital, to fund our operations or repay our recourse debt obligations;

●	our financial performance; and

●	competitive companies, technologies, and our industry.

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

Risk Factor Summary

An investment in the Company involves risks. You should carefully read this entire report and consider the uncertainties and risks discussed in the “Risk Factors” section in Part II, Item 1A of this report, which may adversely affect our business, financial condition, or results of operations, along with the other information included in our other filings with the SEC, before making an investment decision in the Company. A summary of the principal factors that make an investment in the Company speculative or risky is set forth below.

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

iii

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2022 and December 31, 2021

(In thousands, except per share data)

	2022	2021
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$395,504	$504,389
Restricted cash	3,354	3,345
Investments	47,964	3,212
Trade receivables	36,415	29,413
Inventory	16,144	15,791
Prepaid expenses and other current assets	12,333	9,986
Total current assets	511,714	566,136
Property and equipment, net	8,799	8,714
Long-term investments	—	6,829
Other assets	7,207	6,472
Total assets	$527,720	$588,151

Liabilities and Stockholders’ Deficit
Accounts payable	$13,881	$27,808
Accrued expenses	63,584	72,670
Deferred revenue	1,471	1,421
Lease financing obligation	2,081	1,819
Total current liabilities	81,017	103,718
Lease financing obligation	6,457	5,962
Royalty financing obligations	464,225	449,375
Secured term loan	140,236	136,082
Stockholders’ equity:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 185,572 as of March 31, 2022 and 184,350 as of December 31, 2021	1,856	1,843
Additional paid-in capital	1,115,443	1,098,498
Accumulated other comprehensive income	186	177
Accumulated deficit	(1,281,700)	(1,207,504)
Total stockholders’ deficit	(164,215)	(106,986)
Total liabilities and stockholders’ deficit	$527,720	$588,151

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2022 and 2021

(In thousands, except per share data-Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Product sales, net	$49,546	$17,871
Royalty revenue	347	(897)
Collaborative and other research and development	30	2,085
Total revenues	49,923	19,059
Expenses
Cost of product sales	236	5,923
Research and development	65,360	42,435
Selling, general and administrative	34,282	22,114
Royalty	2	(36)
Total operating expenses	99,880	70,436
Loss from operations	(49,957)	(51,377)
Interest and other income	54	26
Interest expense	(23,837)	(12,904)
Foreign currency losses, net	(177)	(29)
Loss before income taxes	(73,917)	(64,284)
Income tax expense	279	—
Net loss	$(74,196)	$(64,284)
Foreign currency translation adjustment	78	178
Unrealized (loss) gain on available for sale investments	(69)	1
Comprehensive loss	$(74,187)	$(64,105)

Basic and diluted net loss per common share	$(0.40)	$(0.36)
Weighted average shares outstanding	184,898	177,343

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2022 and 2021

(In thousands-Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(74,196)	$(64,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317	178
Stock-based compensation expense	9,601	5,479
Non-cash interest expense on royalty financing obligations and secured term loan and amortization of debt issuance costs	19,003	11,027
Amortization of premium/discount on investments	30	14
Changes in operating assets and liabilities:
Receivables	(7,048)	(261)
Inventory	(354)	1,927
Prepaid expenses and other assets	(2,320)	(9,850)
Accounts payable and accrued expenses	(22,908)	(7,373)
Interest payable	—	1,877
Deferred revenue	75	255
Net cash used in operating activities	(77,800)	(61,011)

Cash flows from investing activities:
Acquisitions of property and equipment	(406)	(99)
Purchase of investments	(38,066)	—
Sales and maturities of investments	—	14,771
Realized gain on investments	—	1
Net cash (used in) provided by investing activities	(38,472)	14,673

Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	7,356	2,900
Net cash provided by financing activities	7,356	2,900
Effect of exchange rate on cash, cash equivalents, and restricted cash	40	—

Decrease in cash, cash equivalents and restricted cash	(108,876)	(43,438)
Cash, cash equivalents and restricted cash at beginning of period	507,734	274,348
Cash, cash equivalents and restricted cash at end of period	$398,858	$230,910

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2022 and 2021

(In thousands, except per share amounts-Unaudited)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	Income	Deficit	Deficit
Balance at December 31, 2021	$1,843	$1,098,498	$177	$(1,207,504)	$(106,986)
Net loss	—	—	—	(74,196)	(74,196)
Other comprehensive income	—	—	9	—	9
Employee stock purchase plan sales, 115 shares, net	1	1,503	—	—	1,504
Exercise of stock options, 1,108 shares, net	12	5,841	—	—	5,853
Stock-based compensation expense	—	9,601	—	—	9,601
Balance at March 31, 2022	$1,856	$1,115,443	$186	$(1,281,700)	$(164,215)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	Income	Deficit	Deficit
Balance at December 31, 2020	$1,769	$1,002,408	$3	$(1,023,442)	$(19,262)
Net loss	—	—	—	(64,284)	(64,284)
Other comprehensive income	—	—	179	—	179
Employee stock purchase plan sales, 193 shares, net	2	721	—	—	723
Exercise of stock options, 593 shares, net	6	2,171	—	—	2,177
Stock-based compensation expense	—	5,479	—	—	5,479
Balance at March 31, 2021	$1,777	$1,010,779	$182	$(1,087,726)	$(74,988)

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

The Company’s marketed products include oral, once-daily ORLADEYO® for the prevention of hereditary angioedema (“HAE”) attacks and RAPIVAB® (peramivir injection) for the treatment of acute uncomplicated influenza in the United States.  ORLADEYO received regulatory approval in the United States in  December 2020.  During 2021, ORLADEYO received regulatory approvals in the European Union, Japan, the United Arab Emirates and the United Kingdom.  The Company is commercializing ORLADEYO in each of these territories directly or through distributors, except in Japan where Torii, the Company’s collaborative partner, has the exclusive right to commercialize ORLADEYO for the prevention of HAE attacks in exchange for certain milestone and royalty payments to the Company.  In addition to its approval in the United States, peramivir injection has received regulatory approvals in Canada, Australia, Japan, Taiwan and Korea.

Based on the Company’s expectations for revenue, operating expenses, and the additional $75 million available to the Company under its existing credit facility, the Company believes its financial resources available at March 31, 2022 will be sufficient to fund its operations for at least the next 12 months. The Company has sustained operating losses for the majority of its corporate history and expects that its 2022 expenses will exceed its 2022 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company regularly evaluates other opportunities to fund future operations, including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.

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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2021 and the notes thereto included in the Company’s 2021 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of stock options, the ORLADEYO and Factor D inhibitors royalty financing obligations and the valuation allowance for deferred tax assets resulting from net operating losses. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Product Sales, Net

The Company’s principal sources of product sales are sales of ORLADEYO, which the Company began shipping to patients in December 2020, sales of peramivir to the Company’s licensing partners and sales of RAPIVAB to the U.S. Department of Health and Human Services (“HHS”) under the Company’s procurement contract. In the United States, the Company ships ORLADEYO directly to patients through a single specialty pharmacy, which is considered its customer. In the European Union, United Kingdom and elsewhere, the Company sells ORLADEYO to specialty distributors as well as hospitals and pharmacies, which collectively are considered its customers.

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

Chargebacks. Chargebacks are discounts that occur when certain contracted customers, pharmacy benefit managers, insurance companies, and government programs purchase directly from the Company’s specialty pharmacy. These customers purchase the Company’s product under contracts negotiated between them and the Company’s specialty pharmacy. The specialty pharmacy, in turn, charges back to the Company the difference between the price the specialty pharmacy paid and the negotiated price paid by the contracted customers, which may be higher or lower than the specialty pharmacy’s purchase price from the Company. The Company estimates chargebacks and adjusts gross product revenues and accounts receivable based on the estimates at the time revenues are recognized.

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

Product returns. The Company does not provide contractual return rights to its customers, except in instances where the product is damaged or defective. Non-acceptance by the patient of shipped drug product by the specialty pharmacy is reflected as a reversal of sales in the period in which the sales were originally recorded. Reserves for estimated non-acceptances by patients are recorded as a reduction of revenue in the period that the related revenue is recognized, as well as a reduction to accounts receivable. Estimates of non-acceptance are based on quantitative information provided by the specialty pharmacy.

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

Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Under the Company’s contracts with the Biomedical Advanced Research and Development Authority within the HHS (”BARDA/HHS”) and the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”), revenue is recognized as reimbursable direct and indirect costs are incurred.

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

Restricted Cash

Restricted cash of $1,924 as of both March 31, 2022 and December 31, 2021 reflects royalty revenue paid by Shionogi designated for interest on the PhaRMA Notes (defined in Note 6). Additionally, restricted cash of $1,430 and $1,421 as of March 31, 2022 and December 31, 2021, respectively, reflects collateral for a letter of credit the Company is required to maintain associated with the lease execution and build-out of its Birmingham research facilities.

Investments

The Company invests in high credit quality investments in accordance with its investment policy, which is designed to minimize the possibility of loss. The objective of the Company’s investment policy is to ensure the safety and preservation of invested funds, as well as maintaining liquidity sufficient to meet cash flow requirements. The Company places its excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of its credit exposure. In accordance with its policy, the Company is able to invest in marketable debt securities that may consist of U.S. Government and government agency securities, money market and mutual fund investments, certificates of deposits, municipal and corporate notes and bonds, and commercial paper, among others. The Company’s investment policy requires it to purchase high-quality marketable securities with a maximum individual maturity of three years and requires an average portfolio maturity of no more than 12 months. Some of the securities in which the Company invests may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company schedules its investments with maturities that coincide with expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, the Company does not believe it has a material exposure to interest rate risk arising from its investments. Generally, the Company’s investments are not collateralized. The Company has not realized any significant losses from its investments.

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At March 31, 2022, the Company believes that the cost of its investments is recoverable in all material respects.

Trade Receivables

The majority of the Company’s trade receivables arise from product sales and primarily represent amounts due from its specialty pharmacy customer in the United States and other third-party distributors, hospitals and pharmacies in the European Union, United Kingdom and elsewhere and have standard payment terms that generally require payment within 30 to 90 days.

Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from the HHS, and royalty receivables from the Company’s partners, including Shionogi, Green Cross, and Torii.

Monthly invoices are submitted to HHS related to reimbursable research and development costs. The Company is also entitled to monthly reimbursement of indirect costs based on rates stipulated in the underlying contract. The Company’s calculations of its indirect cost rates are subject to audit by the U.S. Government.

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

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of March 31, 2022 and December 31, 2021, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense is primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel. Additionally, selling, general and administrative expenses are comprised of market research, marketing, advertising and legal expenses, including patent costs, licenses and other general and administrative costs.

Advertising expenses related to ORLADEYO were $3,984 and $1,404 for the three months ended March 31, 2022 and March 31, 2021, respectively.

The Company seeks patent protection on all internally developed processes and products. All patent related costs are expensed to selling, general and administrative expenses when incurred as recoverability of such expenditures is uncertain.

Leases

The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases as of March 31, 2022. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most operating leases.

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

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended March 31, 2022 and March 31, 2021 was $23,837 and $12,904, respectively, and primarily relates to the royalty financing obligations (Note 6), the secured term loan borrowing from the Credit Agreement (Note 7) and the PhaRMA Notes (Note 6). Costs directly associated with the borrowings have been capitalized and are netted against the corresponding debt liabilities on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the corresponding borrowings using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $(167) and $(58) for the three months ended March 31, 2022 and March 31, 2021, respectively.

In  December 2021, the PhaRMA Notes and associated accrued interest payable was written-off into other income as a debt extinguishment (Refer to “Note 6—Royalty Monetizations—RAPIACTA—Non-Recourse Notes Payable – Debt Extinguishment” for additional information regarding the debt extinguishment).

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

Beginning in fiscal year 2021, the Company began accruing U.S. state income taxes and foreign income taxes as a result of increased sales of ORLADEYO and increased nexus in multiple states and foreign jurisdictions where historically the Company had no presence.

Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s equity compensation plans were anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2022 and 2021 does not include 28,699 and 23,741, respectively, of potential common shares, as their impact would be anti-dilutive.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive income and recorded as interest and other income on the Consolidated Statements of Comprehensive Loss.  For the three months ended March 31, 2021, realized gains of $1 were reclassified out of accumulated other comprehensive income. There were no realized gains or losses reclassified out of accumulated other comprehensive income for the three months ended March 31, 2022.

Significant Customers and Other Risks

Significant Customers

The Company’s primary sources of revenue and cash flow are the sales of ORLADEYO to a specialty pharmacy, the reimbursement of galidesivir (formerly BCX4430) development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS and sales of RAPIVAB (peramivir injection) under our procurement contract with the Assistant Secretary for Preparedness and Response within HHS.

ORLADEYO is distributed through an arrangement with a single specialty pharmacy in the United States. The specialty pharmacy subsequently sells ORLADEYO to its customers (pharmacy benefit managers, insurance companies, government programs and group purchasing organizations) and dispenses product to patients. The specialty pharmacy’s inability or unwillingness to continue these distribution activities could adversely impact the Company’s business, results of operations and financial condition.

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

Risks from Third-Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for active pharmaceutical ingredient and finished drug product manufacturing of product candidates in development and on a single specialty pharmacy for distribution of approved drug product in the United States. Delays in the manufacture or distribution of any product could adversely impact the commercial revenue and future procurement stockpiling of the Company’s product candidates.

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

Recently Adopted Accounting Pronouncements

There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended March 31, 2022, as compared to the recent accounting pronouncements described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that the Company believes are of significance or potential significance to the Company.

Note 2 — Revenue

The Company recorded the following revenues for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Product sales, net:
ORLADEYO	$49,386	$10,938
RAPIVAB	160	113
Peramivir	—	6,820
Total product sales, net	49,546	17,871
Royalty revenue	347	(897)
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	30	2,085
Total collaborative and other research and development revenues	30	2,085
Total revenues	$49,923	$19,059

Note 3 — Investments

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

	March 31, 2022
			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value
Obligations of U.S. Government and its agencies	$42,005	$98	$1	$(42)	$42,062
Corporate debt securities	4,272	19	—	(32)	4,259
Certificates of deposit	1,648	3	—	(8)	1,643
Total investments	$47,925	$120	$1	$(82)	$47,964

	December 31, 2021
			Gross	Gross
	Amortized	Accrued	Unrealized	Unrealized	Estimated
	Cost	Interest	Gains	Losses	Fair Value
Obligations of U.S. Government and its agencies	$4,043	$17	$—	$(7)	$4,053
Corporate debt securities	4,294	40	—	(5)	4,329
Certificates of deposit	1,652	8	—	(1)	1,659
Total investments	$9,989	$65	$—	$(13)	$10,041

The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Maturing in one year or less	$47,964	$3,212
Maturing after one year through two years	—	6,829
Total investments	$47,964	$10,041

Note 4 — Trade Receivables

Product Sales

Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO and RAPIVAB. At March 31, 2022 and December 31, 2021, receivables related to sales of ORLADEYO were $34,405 and $27,384, respectively. At March 31, 2022 and December 31, 2021, receivables related to sales of RAPIVAB were $78 and $49, respectively. No reserve or allowance amounts were recorded as of March 31, 2022 and December 31, 2021, respectively.

Collaborations

At March 31, 2022 and December 31, 2021, the Company had the following receivables from collaborations:

	March 31, 2022
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$5	$1,600	$1,605
Royalty receivables from partners	327	—	327
Total receivables	$332	$1,600	$1,932

	December 31, 2021
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$5	$1,670	$1,675
Royalty receivables from partners	305	—	305
Total receivables	$310	$1,670	$1,980

As of both  March 31, 2022 and December 31, 2021, the Company maintained a reserve of $701 related to royalties associated with Green Cross.

Note 5 — Inventory

At  March 31, 2022 and December 31, 2021, the Company’s inventory primarily related to ORLADEYO. Additionally, inventory included RAPIVAB and peramivir, which is manufactured for the Company’s partners.

The Company’s inventories consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$5,269	$5,658
Work-in-process	10,434	9,669
Finished goods	694	709
Total Inventory	$16,397	$16,036
Reserves	(253)	(245)
Total Inventory, net	$16,144	$15,791

Note 6 — Royalty Monetizations

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

The transactions contemplated by each of the Royalty Purchase Agreements are referred to herein as the “Royalty Sales”.

Under the Royalty Purchase Agreements, the Company has agreed to specified affirmative and negative covenants, including covenants regarding periodic reporting of information by the Company to RPI and OMERS, third-party audits of royalties paid under the Royalty Purchase Agreements, and restrictions on the ability of the Company or any of its subsidiaries to incur indebtedness other than certain royalty sales and as is permitted to be incurred under the terms of the Company’s Credit Agreement with Athyrium Opportunities III Co-Invest 1 LP. Refer to Note 7 for further details on the Credit Agreement. The restrictions on the ability of the Company or any of its subsidiaries to incur indebtedness are eliminated after the achievement of certain specified milestones in the Royalty Purchase Agreements.

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

The following table shows the activity within the Royalty financing obligations account (in thousands) as well as the effective interest rate as of  March 31, 2022:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2021	$147,224	$153,377	$148,774	$449,375
Deferred financing costs	−	(34)	−	(34)
Non-cash Interest expense on Royalty financing obligations	10,165	6,327	3,157	19,649
Royalty revenues paid and payable	(4,385)	(380)	−	(4,765)
Balance as of March 31, 2022	$153,004	$159,290	$151,931	$464,225

Effective interest rate	27.3%	16.5%	8.5%

Deferred issuance costs pursuant to the Royalty financing obligations, which consist primarily of advisory and legal fees, totaled $8,531 as of March 31, 2022. The Royalty financing obligations liabilities and the associated deferred issuance costs are amortized using the effective interest method over the term of the arrangement, in accordance with the respective guidance.

Concurrent with entering into the 2021 RPI Royalty Purchase Agreement, the Company and RPI entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”), pursuant to which the Company sold common stock to RPI for a premium of $4,269.  This premium has been deferred and is being amortized through interest expense using the effective interest method over the term of the applicable arrangement. Refer to Note 9 for further details on the common stock sale premium.

Note 7 — Debt

Credit Agreement

On December 7, 2020, the Company entered into a $200,000 Credit Agreement (the “Credit Agreement”) with Athyrium Opportunities III Co-Invest 1 LP (“Athyrium”), as lender and as administrative agent for the lenders. BioCryst Ireland Limited and BioCryst US Sales Co., LLC, each of which is a wholly-owned subsidiary of the Company, and BioCryst UK Limited, a wholly-owned subsidiary of BioCryst Ireland Limited, are guarantors to the Credit Agreement. The Credit Agreement provides for an initial term loan in the principal amount of $125,000 (the “Term A Loan”), which was received by the Company on December 7, 2020 and is recorded in “Secured term loan” on the Company’s balance sheet as of March 31, 2022.  The Company used a portion of the proceeds from the Term A Loan to repay $43,298 of outstanding indebtedness, including accrued interest, under its prior credit facility with MidCap Financial Trust.

The Credit Agreement also provides for two additional term loans, at the Company’s option, in the respective principal amounts of $25,000 (the “Term B Loan”) and $50,000 (the “Term C Loan” and, collectively with the Term A Loan and the Term B Loan, the “Term Loans”).  The Term B Loan and the Term C Loan may be drawn upon if, among other conditions, the Company reaches defined revenue milestones and, with respect to a draw on the Term C Loan, the Term B Loan has been funded prior to or contemporaneously with the Term C Loan.  The maturity date of the Credit Agreement is December 7, 2025.

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

As of March 31, 2022, the Company had borrowings of $125,000 under the Credit Agreement. Quarterly interest payments under the Credit Agreement for the three months ended  March 31, 2022 and 2021 totaled $4,321 and $3,549, respectively, and have been designated and accounted for as PIK Interest Payments and added to the outstanding principal balance of the borrowing.  As of  March 31, 2022, borrowings, including the PIK Interest Payments, totaled $146,386.  The principal balance of the borrowing, including PIK amounts, are accruing interest at a rate of 12.17%. The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.

As of  March 31, 2022, deferred debt fees and issuance costs totaled $8,651 and are being amortized as interest expense on an effective interest rate method over the term of the Term A Loan. When utilizing the effective interest method, in periods in which PIK interest is designated and those amounts are added to the outstanding principal balance of the borrowing, the amortization of the deferred debt fees and issuance costs is accretive. Deferred financing amortization of $(167) and $(58), was recognized for the three months ended  March 31, 2022 and 2021, respectively.

The Credit Agreement contains two provisions that, if deemed probable, would create the recognition of an embedded feature; however, at this time, the Company does not believe either provision is probable.

Note 8 — Lease Obligations

The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases as of March 31, 2022. Renewal options for our leases range from 1 to 5 years in length and begin from 2023 through 2026. The weighted average lease term for the Company’s operating leases was 8.0 years. The weighted average discount rate for the Company’s operating leases was 10.36%.

Aggregate lease expense under operating leases was $594 and $452 for the three months ended March 31, 2022 and 2021, respectively.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation in the consolidated balance sheets of the Company’s operating leases:

	Balance Sheet Location	As of March 31, 2022	As of December 31, 2021
Assets:
Operating lease assets, net	Other Assets	$7,207	$6,472
Liabilities:
Current operating lease liabilities	Lease financing obligation – current liabilities	$2,081	$1,819
Non-current operating lease liabilities	Lease financing obligation – long-term liabilities	6,457	5,962
Total operating lease liabilities		$8,538	$7,781

Operating lease assets are recorded net of accumulated amortization of $3,019 and $2,626 as of  March 31, 2022 and December 31, 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities was $574 and $440 for the three months ended March 31, 2022 and 2021, respectively.

Maturities of operating lease liabilities as of March 31, 2022, are as follows (in thousands):

2022 (remaining)	$1,820
2023	2,190
2024	1,641
2025	1,348
2026	617
Thereafter	6,734
Total lease payments	14,350
Less imputed interest	(5,812)
Total	$8,538

Note 9 — Stockholders’ Equity

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

On  November 19, 2021, concurrent with the Company entering into the 2021 RPI Royalty Purchase Agreement, the Company and RPI entered into the Common Stock Purchase Agreement, pursuant to which the Company issued 3,846,154 shares of the Company’s common stock to RPI for an aggregate purchase price of $50,000, at a price of $13.00 per share, calculated based on the 20-day volume weighted average price. The $13.00 per share price represents a premium of $1.11 over the closing price of $11.89 of the Company’s common stock on  November 17, 2021, the last trading day prior to the execution of the Common Stock Purchase Agreement. The premium of $4,269 paid by RPI on the purchase of the Company’s common stock has been deferred and is being amortized as a component of interest expense of the 2021 RPI royalty financing obligation.

Note 10 — Stock-Based Compensation

As of March 31, 2022, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was amended and restated on April 1, 2021 and approved by the Company’s stockholders on May 25, 2021.  It was further amended and restated on April 18, 2022 and has been submitted for approval by the Company’s stockholders at the Company’s annual meeting of stockholders to be held on June 7, 2022. The Inducement Plan was most recently amended and restated by the Board of Directors on July 23, 2021. The ESPP was most recently amended and restated on April 1, 2021 and approved by the Company’s stockholders on May 25, 2021.

Stock-based compensation expense of $9,601 ($8,078 of expense related to the Incentive Plan, $1,225 of expense related to the Inducement Plan, and $298 of expense related to the ESPP) was recognized during the three months ended March 31, 2022, while $5,479 ($4,554 of expense related to the Incentive Plan, $598 of expense related to the Inducement Plan and $327 of expense related to the ESPP) was recognized during the three months ended March 31, 2021.

There was approximately $109,635 of total unrecognized compensation expense related to non-vested stock option and restricted stock unit awards granted by the Company as of March 31, 2022. As of March 31, 2022, the Company expected to recognize that expense as follows: $28,801 during the remainder of 2022, $33,073 in 2023, $30,267 in 2024, $17,094 in 2025 and $400 in 2026. In addition, the Company has outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred and the award vests.

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

In December 2014, the Company issued 1,250 performance-based stock options. These awards vest upon successful completion of specific development milestones. As of March 31, 2022, 85% of these grants have vested.

In  January 2022, the Company issued 221 performance-based restricted stock unit awards. Contingent upon successful achievement of specific commercial or operational objectives in 2022, the awards become eligible for vesting at 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date, until fully vested after three years.

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

Related activity under the Incentive Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance December 31, 2021	3,651	28,685	$7.90
Restricted stock unit awards granted	(391)	—	—
Restricted stock unit awards cancelled	40	—	—
Stock option awards granted	(109)	109	16.49
Stock option awards exercised	—	(1,033)	5.83
Stock option awards cancelled	369	(369)	11.22
Balance March 31, 2022	3,560	27,392	$7.96

For stock option awards granted under the Incentive Plan during the first three months of 2022 and 2021, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during the first three months of 2022 and 2021 was $11.48 and $6.87, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. For restricted stock units granted under the Incentive Plan, the fair value of the awards was determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first three months of 2022 was $15.49. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.

Inducement Equity Incentive Plan

The Company has the ability to grant stock option and restricted stock unit awards to newly-hired employees as inducements material to each employee entering employment with the Company. Awards granted to newly hired employees generally vest 25% each year until fully vested after four years and are subject to the terms and conditions of the Inducement Plan. Each stock option has a term of 10 years. The vesting and exercise provisions of all awards granted under the Inducement Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Inducement Plan.

Related activity under the Inducement Plan is as follows:

			Weighted
			Average
	Awards	Options	Exercise
	Available	Outstanding	Price
Balance December 31, 2021	900	4,408	$6.20
Restricted stock unit awards granted	(134)	—	—
Stock option awards granted	(566)	566	16.10
Stock option awards exercised	—	(51)	3.22
Stock option awards cancelled	58	(58)	6.29
Balance March 31, 2022	258	4,865	$7.42

For stock option awards granted under the Inducement Plan during the first three months of 2022 and 2021, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during the first three months of 2022 and 2021 was $11.14 and $5.86, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. For restricted stock units granted under the Inducement Plan, the fair value of the awards was determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first three months of 2022 was $16.27. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method. No restricted stock unit awards were granted under the Inducement Plan during the first three months of 2021.

The following table summarizes the key assumptions used by the Company to value the stock option awards granted under all plans during the first three months of 2022 and 2021, respectively. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Weighted Average Assumptions for Stock Option Awards Granted to

Employees and Directors under the Plans

	2022	2021
Expected Life in Years	5.5	5.5
Expected Volatility	84.1%	84.2%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	1.9%	0.8%

Employee Stock Purchase Plan

The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 5,937 shares remain available for purchase as of March 31, 2022. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates, and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. During the three months ended March 31, 2022, and 2021, the Company issued 115 and 193 shares under the ESPP, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

Note 11 — Collaborative and Other Relationships

National Institute of Allergy and Infectious Diseases. In September 2013, NIAID/HHS contracted with the Company for the development of galidesivir as a treatment for Marburg virus disease and subsequently, Yellow Fever and Ebola virus disease. On September 15, 2021, the Company entered into an amendment to pay for certain additional costs, including additional manufacturing development costs and overhead, and to change the total value of the contract, as amended, to $47,315 from $45,931. This is the commencement of closing out the contract. All options under the contract have been awarded.

In August 2020, NIAID/HHS awarded the Company a new contract, with potential aggregate funding up of to $43,908 if all contract options are exercised, to manufacture and evaluate the safety, efficacy and tolerability of galidesivir. NIAID/HHS made an initial award of $6,326 to the Company under this contract.

Biomedical Advanced Research and Development Authority. In March 2015, BARDA/HHS awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of March 31, 2022, a total of $20,574 has been awarded under exercised options within this contract. The most recent development option was completed as of March 31, 2022.

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

U.S. Department of Health and Human Services. In  September 2018, HHS awarded the Company a $34,660 contract for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period. As of March 31, 2022, the Company has delivered a total of 29,980 RAPIVAB doses of the 50,000 RAPIVAB doses available under the contract with HHS for a total of $20,782.

Torii Pharmaceutical Co., Ltd. On November 5, 2019, the Company entered into a Commercialization and License Agreement with Torii (the “Torii Agreement”), granting Torii the exclusive right to commercialize ORLADEYO for the prevention of HAE attacks in Japan.

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

Shionogi & Co., Ltd. In February 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan. The Company developed peramivir under a license from UAB and will owe sublicense payments to UAB on any future milestone payments and/or royalties received by the Company from Shionogi. In October 2008, the Company and Shionogi amended the license agreement to expand the territory covered by the agreement to include Taiwan. Shionogi has commercially launched peramivir under the commercial name RAPIACTA in Japan and Taiwan.

Green Cross Corporation. In June 2006, the Company entered into an agreement with Green Cross to develop and commercialize peramivir in Korea. Under the terms of the agreement, Green Cross is responsible for all development, regulatory, and commercialization costs in Korea and the Company is entitled to share in profits resulting from the sale of peramivir in Korea, including the sale of peramivir to the Korean government for stockpiling purposes. Furthermore, Green Cross will pay the Company a premium over its cost to supply peramivir for development and any future marketing of peramivir products in Korea.

Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. In June 2000, the Company licensed a series of potent inhibitors of Purine Nucleoside Phosphorylase from AECOM and IRL (together, the “Licensors”). The lead product candidate from this collaboration is forodesine. The Company has obtained worldwide exclusive rights to develop and ultimately distribute this, or any other, product candidates that might arise from research on these inhibitors. The Company has the option to expand the agreement to include other inventions in the field made by the investigators or employees of the Licensors. Under this agreement, as amended and restated, the Company has agreed to use commercially reasonable efforts to develop these drugs and to pay certain milestone payments for each licensed product (which range in the aggregate from $1,400 to almost $4,000 per indication) for future development, single digit royalties on net sales of any resulting product made by the Company, and to share a portion of future payments received from other third-party partners, if any. In addition, the Company has agreed to pay annual license fees, which can range from $150 to $500, that are creditable against actual royalties and other payments due to the Licensors. The Licensors have also granted the Company an exclusive worldwide license of galidesivir for any antiviral use.

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

Overview

We are a commercial-stage biotechnology company that discovers novel, oral, small-molecule medicines. We focus on oral treatments for rare diseases in which significant unmet medical needs exist and an enzyme plays the key role in the biological pathway of the disease. We integrate the disciplines of biology, crystallography, medicinal chemistry, and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. In addition to these discovery and development efforts, our business strategy includes the efficient commercialization of these drugs in the United States and certain other regions upon regulatory approval. By focusing on rare disease markets, we believe that we can more effectively control the costs of, and our strategic allocation of financial resources toward, post-approval commercialization.

Products and Product Candidates

ORLADEYO® (berotralstat). ORLADEYO is an oral, once-daily therapy discovered and developed by us for the prevention of hereditary angioedema (“HAE”) attacks. ORLADEYO is approved in the United States, the European Union, Japan, the United Kingdom, and the United Arab Emirates for the prevention of HAE attacks in adults and pediatric patients 12 years and older.

We built out our U.S. commercial infrastructure in 2020 to support the launch of ORLADEYO in the United States and are continuing to build our commercial infrastructure to support additional launches in Europe and elsewhere.  Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the United States and Europe, and our first full year of experience with the ORLADEYO launch in 2021, we anticipate the commercial market for ORLADEYO has the potential to reach no less than $250 million in net ORLADEYO revenues in 2022 and a global peak of $1 billion in annual net ORLADEYO revenues.  We expect at least 70 to 80 percent of our revenue at peak to come from the United States.  These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different.  There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations.  See “Risk Factors⸻Risks Relating to Our Business⸻Risks Relating to Drug Development and Commercialization⸻There can be no assurance that our commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part II, Item 1A of this report for further discussion of these risks.

Revenue from sales of ORLADEYO in the first quarter of 2022 is discussed under “Results of Operations” in this MD&A.  Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the conversion of patients from our clinical trials and early access programs to commercial customers, and market trends.  We are continuing to monitor and analyze this data as we continue to commercialize ORLADEYO.

BCX9930. BCX9930 is a novel, oral, potent, and selective small molecule inhibitor of Factor D discovered by us and in clinical development for the treatment of complement-mediated diseases.  Based on the safety and proof-of-concept data generated in patients with paroxysmal nocturnal hemoglobinuria (“PNH”), the program advanced to pivotal studies of oral BCX9930 (500 mg twice-daily) in PNH and to a proof-of-concept trial of oral BCX9930 (500 mg twice-daily) in three renal complement-mediated diseases, C3 glomerulopathy (“C3G”), IgA nephropathy (“IgAN”), and primary membranous nephropathy (“PMN”). We are working closely with regulators and key opinion leaders in hematology and nephrology to map the advanced development strategy across a broad set of indications.  The goal of the program is to develop oral BCX9930 as a monotherapy for complement-mediated diseases. As discussed further under “Recent Developments” below, we recently voluntarily paused enrollment of new patients in clinical trials with BCX9930 while we investigate elevated serum creatinine seen in some patients, and the U.S. Food and Drug Administration (“FDA”) subsequently informed the Company that it has placed the clinical program for BCX9930 on a partial clinical hold.

Galidesivir. Galidesivir is a broad-spectrum antiviral (“BSAV”) that has been shown to be active against more than 20 RNA viruses in nine different families. The objective of our BSAV program is to develop galidesivir as a broad-spectrum therapeutic for viruses that pose a threat to national health and security. The primary focus of the program is treatment of hemorrhagic fever viruses. The galidesivir program has been substantially funded with federal funds from the National Institute of Allergy and Infectious Diseases within the U.S. Department of Health and Human Services (“NIAID/HHS”) and by the Biomedical Advanced Research and Development Authority within the HHS (“BARDA/HHS”).

BCX9250. The goal of our activin receptor-like kinase-2 inhibitor program is to discover and develop orally administered kinase inhibitor drug candidates that are able to slow or prevent the irregular formation of bone outside the normal skeleton, also known as heterotopic ossification (“HO”), that affects patients with fibrodysplasia ossificans progressiva (“FOP”). In a phase 1 clinical trial in healthy volunteers, BCX9250 was safe and well tolerated at all doses studied, with linear and dose-proportional exposure supporting once-daily dosing.

RAPIVAB®/RAPIACTA®/PERAMIFLU® (peramivir injection).  RAPIVAB (peramivir injection) is approved in the United States for the treatment of acute uncomplicated influenza for patients six months and older.  Peramivir injection is also approved in Canada (RAPIVAB), Australia (RAPIVAB), Japan (RAPIACTA), Taiwan (RAPIACTA), and Korea (PERAMIFLU).

Revenues and Expenses

Our revenues are difficult to predict and depend on several factors, including those discussed in the “Risk Factors” section in Part II, Item 1A of this report.  For example, our revenues depend, in part, on regulatory approval decisions for our products and product candidates, the effectiveness of our and our collaborative partners’ commercialization efforts, market acceptance of our products, particularly ORLADEYO, the resources dedicated to our products and product candidates by us and our collaborative partners, and ongoing discussions with government agencies regarding contract awards for development and procurement, as well as entering into or modifying licensing agreements for our product candidates.  Furthermore, revenues related to our collaborative development activities are dependent upon the progress toward, and the achievement of, developmental milestones by us or our collaborative partners.

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

Recent Developments

COVID-19

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility in financial markets. To date, our financial condition, results of operations, and liquidity have not been materially impacted by the direct effects of the COVID-19 pandemic. Please refer to “Risk Factors⸻Risks Relating to Our Business⸻Risks Relating to COVID-19” in Part II, Item 1A of this report for a discussion of COVID-19 risks as they relate to our business. We are continuing to monitor developments with respect to the COVID-19 pandemic and to make adjustments as needed to assist in protecting the safety of our employees and communities while continuing our business activities. Our remote working arrangements continue to be flexible where it is both practical and possible for the business. Business-related travel has increased, and we will continue to monitor developments with respect to COVID-19 going forward. To date, implementation of specific COVID-19 measures has not required material expenditures or significantly impacted our ability to operate our business or our internal control over financial reporting and disclosure controls and procedures. We continue to monitor the potential impacts of COVID-19 on our operations and those of our partners, suppliers, customers, and regulators.

ORLADEYO® (berotralstat)

On January 10, 2022, we announced that ORLADEYO is now covered by all major payors and national and regional pharmacy benefit managers in the United States.

On February 24, 2022, we announced new long-term efficacy and safety data from the APeX-2 clinical trial evaluating oral, once-daily ORLADEYO for the prophylactic treatment of HAE showing sustained reductions in attack rates and improvement in quality of life among patients living with HAE, regardless of their baseline attack rates and initial responses to ORLADEYO.

Complement-Mediated Diseases

On April 8, 2022, we announced that we voluntarily paused enrollment in clinical trials with BCX9930 while we investigate elevated serum creatinine seen in some patients. The BCX9930 clinical trials include both PNH clinical trials and evaluation of BCX9930 in three renal complement-mediated diseases, C3G, IgAN, and PMN. On May 5, 2022, we announced that, subsequent to our voluntary pause in trial enrollment, the FDA informed us that it has placed the clinical program for BCX9930 on a partial clinical hold.  Consistent with our voluntary action, we may not enroll new patients in BCX9930 clinical trials; however, patients already enrolled who are receiving clinical benefit from BCX9930 treatment, and have no other available treatment options, can continue to be dosed and remain in the trials.  Until we complete our investigation and consult our medical experts and appropriate regulatory authorities, we cannot predict the likelihood of any potential outcomes, including, but not limited to, the potential resumption of trial enrollments, or a potential decision not to continue the trials. We are working to complete the investigation as quickly as possible.

Fibrodysplasia Ossificans Progressiva

On April 27, 2022, we announced that the European Medicines Agency (“EMA”) has granted access to the Priority Medicines (“PRIME”) scheme for BCX9250. PRIME is a program launched by the EMA to enhance support for the development of medicines that target an unmet medical need. This voluntary program is based on enhanced interaction and early dialogue with developers of promising medicines and is designed to optimize development plans and speed up evaluation so these medicines can potentially reach patients earlier. According to the EMA, developers of medicines that are eligible for PRIME can expect additional opportunities for scientific advice and be eligible for accelerated assessment at the time of application for a marketing authorization.

Results of Operations (three months ended March 31, 2022 compared to the three months ended March 31, 2021)

For the three months ended March 31, 2022, total revenues were $49.9 million as compared to $19.1 million for the three months ended March 31, 2021. The increase was primarily due to ORLADEYO net revenue, including royalties, of $49.7 million, an increase of $38.8 million. Additionally, peramivir royalty revenue increased by $0.9 million. These increases in revenue were partially offset by a reduction in the peramivir product sales to our partners of $6.8 million and a reduction in contract revenue of $2.1 million.

Cost of product sales for the three months ended March 31, 2022 and 2021 was $0.2 million and $5.9 million, respectively. The cost of product sales in 2021 was primarily associated with the peramivir product sales to our partners whereas the cost of product sales in 2022 relates primarily to sales of ORLADEYO.

Research and development (“R&D”) expenses increased to $65.4 million for the three months ended March 31, 2022 from $42.4 million for the three months ended March 31, 2021, primarily due to increased investment in the development of our Factor D program, including BCX9930, as well as other research, preclinical and development costs.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands):

	Three Months Ended March 31,
	2022	2021
R&D expenses by program:
Factor D program	$41,969	$25,969
Berotralstat	7,443	7,922
FOP	2,669	367
Galidesivir	530	1,096
Peramivir	365	251
Other research, preclinical and development costs	12,384	6,830
Total R&D expenses	$65,360	$42,435

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

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2022 were $34.3 million compared to $22.1 million in the three months ended March 31, 2021. The increase was primarily due to increased investment to support the commercial launch of ORLADEYO and our expanded international operations.

Interest expense for the three months ended March 31, 2022 was $23.8 million compared to $12.9 million for the three months ended March 31, 2021.  The increase in interest expense was primarily associated with the sale of certain royalty payments under the 2021 RPI Royalty Purchase Agreement and the OMERS Royalty Purchase Agreement, which were entered into in November 2021. The nature of the royalty sales requires that we recognize a liability (the “Royalty Financing Obligations”) for the future sale of royalties under these agreements. These liabilities are amortized using the effective interest rate method, resulting in the recognition of non-cash interest expense over the estimated term of the Royalty Purchase Agreements (as defined in “Note 6—Royalty Monetizations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report).

Interest expense for the three months ended March 31, 2022 included $19.6 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligations and $4.2 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Credit Agreement. Interest expense for the three months ended March 31, 2021 included $7.5 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligation under the 2020 RPI Royalty Purchase Agreement and $3.8 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Credit Agreement. Additionally, we recognized $1.6 million in interest expense on the non-recourse PhaRMA Notes issued in March 2011, which were written-off in December 2021.

For the three months ended March 31, 2022, other expense of $0.1 million was primarily related to foreign currency losses of $0.2 million, partially offset by interest income of $0.1 million.

Liquidity and Capital Resources

Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; to a lesser extent, the PhaRMA Notes financing and our credit facilities; and more recently, the Royalty Sales and revenues from ORLADEYO.  To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014; a NIAID/HHS galidesivir development contract totaling $47.3 million, which is in the process of being closed out; a second NIAID/HHS galidesivir development contract with a potential value totaling $43.9 million, which is ongoing; and a BARDA/HHS galidesivir development contract with a potential value totaling $39.1 million, which is also ongoing. The total amount of funding obligated under awarded options under the active NIAID/HHS and BARDA/HHS galidesivir contracts is $53.6 million and $20.6 million, respectively.  In addition to the above, we have previously received funding from other sources, including other collaborative and other research and development agreements, government grants, equipment lease financing, facility leases, research grants, and interest income on our investments.

Our Credit Agreement with Athyrium provides for three term loans. We received the proceeds from the $125.0 million Term A Loan in December 2020. We have committed to draw the two additional term loans available under the Credit Agreement in the respective principal amounts of $25.0 million for the Term B Loan and $50.0 million for the Term C Loan. The maturity date of the Credit Agreement is December 7, 2025. See “Note 7⸻Debt⸻Credit Agreement” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for additional information about the Credit Agreement.

As of March 31, 2022, we had net working capital of $430.7 million, a decrease of approximately $31.7 million from $462.4 million at December 31, 2021. The decrease in working capital was primarily due to normal operating expenses associated with the development of our product candidates and commercialization of ORLADEYO. Our principal sources of liquidity at March 31, 2022 were approximately $395.5 million in cash and cash equivalents and approximately $48.0 million in investments considered available-for-sale.

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

We plan to finance our needs in both the short-term and long-term principally from the following:

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

Based on our expectations for revenue, operating expenses, and the additional $75 million available to us under the Credit Agreement, we believe our financial resources will be sufficient to fund our operations for at least the next 12 months. However, we have sustained operating losses for the majority of our corporate history and expect that our 2022 expenses will exceed our 2022 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Our liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of our products and the future progression of our product candidates. We regularly evaluate other opportunities to fund future operations, including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, through private placement transactions or registered public offerings. Our future liquidity needs, and our ability to address those needs, will largely be determined by the success of our products and product candidates; the timing, scope, and magnitude of our research and development and commercial expenses; and key developments and regulatory events and our decisions in the future.

Our long-term capital requirements and the adequacy of our available funds in both the short-term and long-term will depend upon many factors, including:

●	market acceptance of approved products and successful commercialization of such products by either us or our partners;
●	our ability to perform under our government contracts and to receive reimbursement and stockpiling procurement contracts;
●	the magnitude of work under our government contracts;
●	the progress and magnitude of our research, drug discovery and development programs;
●	changes in existing collaborative relationships or government contracts;
●	our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;
●	the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;
●	our ability to negotiate favorable development and marketing strategic alliances for certain products and product candidates;
●	any decision to build or expand internal development and commercial capabilities;
●	the scope and results of preclinical studies and clinical trials to identify and develop product candidates;
●	our ability to engage sites and enroll subjects in our clinical trials;
●	the scope of manufacturing of our products to support our commercial operations and of our product candidates to support our preclinical research and clinical trials;
●	increases in personnel and related costs to support the development and commercialization of our products and product candidates;
●	the scope of manufacturing of our drug substance and product candidates required for future new drug application ("NDA") filings;
●	competitive and technological advances;
●	the time and costs involved in obtaining regulatory approvals;
●	post-approval commitments for ORLADEYO, RAPIVAB, and other products that receive regulatory approval; and
●	the costs involved in all aspects of intellectual property strategy and protection, including the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims.

We expect that we will be required to raise additional capital to complete the development and commercialization of our current products and product candidates, and we may seek to raise capital in the future, including to take advantage of favorable opportunities in the capital markets. Additional funding, whether through additional sales of equity or debt securities, collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and existing government contracts specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates and the commercialization of ORLADEYO, as well as the rate of reimbursement by U.S. Government agencies of our galidesivir expenses and any future decisions regarding the future of the RAPIVAB and galidesivir programs, including those relating to stockpiling procurement. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; the timing, scope and magnitude of commercial spending; and the level of required administrative support for our daily operations.

The restrictive covenants contained in our Credit Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lender’s permission or without repaying all obligations outstanding under the Credit Agreement. These covenants limit our ability to, among other things, grant certain types of liens on our assets; make certain investments; incur or assume certain debt, including accessing additional tranches of debt under the Credit Agreement; engage in certain mergers, acquisitions, and similar transactions; dispose of assets; license certain property; distribute dividends; make certain restricted payments; change the nature of our business; engage in transactions with affiliates and insiders; prepay other indebtedness; or engage in sale and leaseback transactions. A breach of any of these covenants could result in an event of default under the Credit Agreement. As of March 31, 2022, we were in compliance with the covenants under the Credit Agreement.

Financial Outlook for 2022

Based on the strength of the ORLADEYO launch, and continued steady growth from new patient demand anticipated throughout the year, we expect full year 2022 net ORLADEYO revenue to be no less than $250 million.

We had previously expected operating expenses for full year 2022, not including non-cash stock compensation, to be between $440 million to $480 million. Once we complete our investigation into BCX9930 and have clarity on the next step for the program, we expect to provide an updated outlook on full year 2022 operating expenses. If BCX9930 program enrollment resumes, then operating expenses are likely to be at the lower end of the previously provided range. If we discontinue the BCX9930 program, then operating expenses for the year would be lower than that.

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

While our significant accounting policies are more fully described in “Note 1—Significant Accounting Policies and Concentrations of Risk” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Chargebacks. Chargebacks are discounts that occur when certain contracted customers, pharmacy benefit managers, insurance companies, and government programs purchase directly from our specialty pharmacy. These customers purchase our products under contracts negotiated between them and our specialty pharmacy. The specialty pharmacy, in turn, charges back to us the difference between the price the specialty pharmacy paid and the negotiated price paid by the contracted customers, which may be higher or lower than the specialty pharmacy purchase price with us. We estimate chargebacks and adjust gross product revenues and accounts receivable based on the estimates at the time revenues are recognized.

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

Product returns. We do not provide contractual return rights to our customers, except in instances where the product is damaged or defective. Non-acceptance by the patient of shipped drug product by the specialty pharmacy is reflected as a reversal of sales in the period in which the sales were originally recorded. Reserves for estimated non-acceptances by patients are recorded as a reduction of revenue in the period that the related revenue is recognized, as well as a reduction to accounts receivable. Estimates of non-acceptance are based on quantitative information provided by the specialty pharmacy.

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

Inventory

Our inventories primarily relate to ORLADEYO. Additionally, our inventory includes RAPIVAB and peramivir.

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

Beginning in fiscal year 2021, we began accruing U.S. state income taxes and foreign income taxes as a result of increased sales of ORLADEYO and increased nexus in multiple states and foreign jurisdictions where historically we had no presence.

Recent Accounting Pronouncements

“Note 1⸻Significant Accounting Policies and Concentrations of Risk” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report discusses accounting pronouncements recently issued or proposed but not yet required to be adopted.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our Credit Agreement. The Term A Loan under the Credit Agreement bears interest each quarter at a rate equal to the three-month LIBOR rate, which is capped to be no less than 1.75% and no more than 3.50% (“LIBOR”), plus 8.25% or, for each quarterly interest period in which a PIK Interest Payment is made, LIBOR plus 10.25%. Accordingly, increases in interest rates could increase the associated interest payments that we are required to make on the Term Loans. As of March 31, 2022 interest was accrued at 12.17% on the $125.0 million Term A Loan under the Credit Agreement.

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

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars, and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Europe are primarily denominated in Euros and the British Pound. We also had other transactions denominated in foreign currencies during the three months ended March 31, 2022, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Torii are derived from Torii’s sales of ORLADEYO in Japan. Those sales are denominated in Japanese yen and converted into U.S. dollars for purposes of determining the royalty owed to us. Our limited foreign currency exposure relative to our European operations is to fluctuations in the Euro, British Pound, Swiss Franc, Danish Krone, and Swedish Krona. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging during the three months ended March 31, 2022; however, we may do so in the future.

Item 4.         Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The global COVID-19 pandemic continues to affect the United States and global economies, and could cause disruptions to our business, operations, and clinical development or commercialization plans and timelines, as well as the business and operations of third parties with whom we conduct business. For example, government orders and evolving business policies and procedures have impacted and may continue to impact, among other things: (1) our personnel and those of third parties on whom we rely, including our development partners (such as Torii), manufacturers, CROs, and others; (2) the conduct of our current and future clinical trials and commercial interactions; and (3) the operations of the FDA, EMA, Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”), and other health and governmental authorities, which could result in delays of reviews and approvals.

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

Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols. Failure to achieve any of these endpoints in any of our programs, including our Factor D program (inclusive of BCX9930), BCX9250, galidesivir, and our other rare disease product candidates could result in delays in or modifications to our trials or require the performance of additional unplanned trials. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to be associated with or to cause undesirable or unexpected side effects that could result in delays in the development of our product candidates, significant unexpected costs, or the termination of programs. For example, we recently voluntarily paused enrollment in clinical trials with BCX9930 while we investigate elevated serum creatinine seen in some patients, and the FDA subsequently informed us that it has placed the clinical program for BCX9930 on a partial clinical hold. Under the partial clinical hold, we may not enroll new patients in BCX9930 clinical trials.  Until we complete our investigation and consult our medical experts and appropriate regulatory authorities, we cannot predict the likelihood of any potential outcomes, including, but not limited to, the potential resumption of trial enrollments, or a potential decision not to continue the trials. In addition, the development plans for our product candidates, including our clinical trials, may not be adequately designed or executed, which could negatively affect the outcome and analysis of study results. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates for various reasons, including, but not limited to, they are unlikely to show favorable results in clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential.

Undesirable or inconclusive data in our pre-clinical studies and clinical trials or side effects in humans could result in the FDA or foreign regulatory authorities (including, e.g., the EMA, the Ministry of Health, Labor and Welfare (“MHLW”) in Japan or the United Kingdom’s Medicines and Healthcare Regulatory Agency (“MHRA”)) refusing to approve a product candidate for any targeted indications or imposing restrictions or warnings that could impact development or the ultimate commercial viability of a product candidate. In addition, the FDA or foreign regulatory authorities may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and such regulatory authorities may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA, or foreign regulatory authorities have previously, and may again in the future, pause enrollment in, suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks.

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
●

we or our partners may decide, or be required by regulatory authorities, to pause enrollment in, suspend or terminate clinical research for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate, noncompliance with regulatory requirements or their standards of conduct, or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;

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

Our ability to raise additional capital when needed or at all may be limited and may greatly depend upon our success in commercializing and achieving market acceptance of ORLADEYO and the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs (including but not limited to formulation progress, long-term human safety studies, clinical trial investigations, and carcinogenicity, drug-drug interaction, toxicity, or other required studies) for BCX9250 for the treatment of FOP, our Factor D program (including BCX9930) for diseases of the complement system, our broad-spectrum antiviral program, including galidesivir, and other rare disease product candidates, as well as any post-approval studies for our products. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of COVID-19, may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government), which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of COVID-19 and the conflict in Ukraine. Any such instability may impact these parties’ ability to fulfill contractual obligations to us, or it might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development and commercialization of our products and product candidates.

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

The process of preparing for and obtaining regulatory approval in any jurisdiction may be lengthy and expensive, and approval is never certain. Because of the risks and uncertainties inherent to the development process, including risks and uncertainties related to the impact of COVID-19, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. As discussed under “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—Our success depends upon our ability to advance our product candidates through the various stages of development, especially through the clinical trial process, and to receive regulatory approval for the commercial sale of our product candidates,” we or our partners have experienced, and may again in the future experience, any number of unfavorable outcomes during or as a result of pre-clinical studies and clinical trials that could delay or prevent regulatory approval of our product candidates, or negatively impact our management’s credibility, our value and our operating results.

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

Because we focus on developing drugs as treatments for rare diseases, we may seek orphan drug, breakthrough therapy or fast track designations for our product candidates in the United States or the equivalent designations elsewhere in the world. Often, regulatory authorities have broad discretion in determining whether or not to grant such designations. We cannot guarantee that our product candidates will receive orphan drug status from the FDA or equivalent designations from other regulatory authorities. We also cannot guarantee that we will receive breakthrough therapy, fast track, or equivalent designations, which provide certain potential benefits such as more frequent meetings with the applicable regulatory authorities to discuss development plans, intensive guidance on efficient drug development programs, and potential eligibility for rolling review or priority review. Even if we are successful in obtaining any such designations for our product candidates, such designations may not lead to faster development or regulatory review or approval and do not increase the likelihood that our product candidates will receive marketing approval. For instance, although BCX9930 for PNH has received Fast Track and Orphan Drug designations from the FDA and BCX9250 has been granted access to PRIME by the EMA, we may not experience a faster development, review or approval process compared to the conventional process in the relevant jurisdictions. We may not be able to obtain or maintain these designations for BCX9930, BCX9250, or other product candidates that receive them, and our competitors may obtain these designations for their product candidates, which could impact our ability to develop and commercialize our products and product candidates or compete with such competitors, which may adversely impact our business, financial condition or results of operations.

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

The Torii Agreement provides that we are entitled to receive tiered royalty payments, the amounts of which will depend upon the amount of annual net sales of ORLADEYO in Japan during each calendar year and other factors. We currently remain responsible for regulatory activities with respect to ORLADEYO in Japan, and we continue to use third parties to satisfy many of our obligations under the Torii Agreement, including but not limited to our regulatory and other responsibilities in Japan. If our interactions, or those of our third-party agents, are unsuccessful, we could fail to meet our obligations under the Torii Agreement, which could negatively impact the commercial success and the partnership, impact the economic benefit expected or require additional development of ORLADEYO.

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

In addition, future revenue from sales of ORLADEYO is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party payors, the conversion of patients from our clinical trials and early access programs to commercial customers, and market trends.

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

We expect to continue experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, sales, marketing, and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. For example, we expanded our internal commercial team in 2020 in preparation for the commercial launch of ORLADEYO, and we have continued to add additional headcount throughout 2021 and the first quarter of 2022. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit, train, and retain additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. In addition, if a commercial launch for any product or product candidate for which we recruit a commercial team and establish marketing capabilities in any region is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In addition, our contract manufacturers may not be able to manufacture the materials required for our products or product candidates at a cost or in quantities necessary to make them commercially viable. Our raw materials, drug substances, products, and product candidates are manufactured by a limited group of suppliers, including some at a single facility. If any of these suppliers were unable to produce these items, this could significantly impact our supply of products and product candidate material for further preclinical testing and clinical trials. Our third-party manufacturers also may not meet our manufacturing requirements. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval in accordance with the FDA’s cGMP and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or foreign regulatory authorities may at any time implement new standards, or change their interpretation and enforcement of existing standards, for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties, any of which could be costly to us and could result in a delay or shortage of product.

If we are unable to maintain current third-party relationships, or enter into new agreements with additional third parties on commercially reasonable terms, or if there is poor manufacturing or distribution performance or failure to comply with any regulatory agency on the part of any of our third-party vendors, we may not be able to complete development of, obtain timely approval of, or commercialize our products and product candidates.

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

●	effectiveness of marketing and commercialization efforts for our products by us or our partners;
●	market satisfaction with existing alternative therapies;
●	perceived efficacy relative to other available therapies;
●	disease prevalence;
●	cost of treatment;
●	our pricing strategy may not be effective;
●	pricing and availability of imports or alternative products;
●	marketing and sales activities of competitors;
●	shifts in the medical community to new treatment paradigms or standards of care; and
●	relative convenience and ease of administration.

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

We received FDA approval of ORLADEYO, an oral, once-daily therapy for the prevention of HAE attacks in adults and pediatric patients 12 years and older, in December 2020. We subsequently received regulatory approvals for ORLADEYO in Japan, the European Union, the United Kingdom, and the United Arab Emirates. In addition, we are performing research on or developing products for the treatment of several other rare diseases, including diseases of the complement system and FOP, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for our pharmaceutical products and product candidates. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. There are licensed therapies for HAE (including Berinert®, Haegarda®, Cinryze®, Kalbitor®, Takhzyro®, Firazyr® (icatibant), generic icatibant, and Ruconest®), therapies for certain complement-mediated diseases such as PNH, aHUS, myasthenia gravis, and neuromyelitis optica spectrum disorder (Soliris®, Ultomiris®, and Empaveli®), products for the prevention or treatment of influenza (seasonal flu vaccines, Tamiflu® (oseltamivir), generic oseltamivir, Relenza®, and Inavir®, favipiravir, and Xofluza®), and a number of additional products in clinical development in these therapeutic areas and for the treatment of FOP. In addition, various government entities throughout the world may offer incentives, grants and contracts to encourage additional investment into preventative and therapeutic agents against viruses such as influenza, coronavirus, Ebola, and others, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. See “Business—Competition” in Part I, Item 1 of our most recent Annual Report on Form 10-K for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.

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

Our and our partners’ activities related to approved products or, following their regulatory approval, any of our product candidates under development, such as BCX9930, BCX9250, and galidesivir, are subject to regulatory and law enforcement authorities in the United States (including the FDA, the Federal Trade Commission, the Department of Justice, and state and local governments) and their foreign equivalents (including the EMA, MHLW, MHRA, and others).

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

In addition, we are subject to the federal physician sunshine act and certain similar physician payment and drug pricing transparency legislation in various states. We are also subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including both federal and state anti-kickback and false claims laws. Outside of the United States, we may be subject to analogous foreign laws and regulations in the various jurisdictions in which we operate. These laws and regulations apply to our and our partners’ operations, sales and marketing practices, price reporting, and relationships with physicians and other customers and third-party payors. Anti-kickback laws generally prohibit a manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may be no regulations, guidance or court decisions that clarify how the laws apply to particular industry practices. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursement or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The sunshine provisions apply to manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government certain payments made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as, ownership and investment interests held by physicians (as defined above) and their immediate family members. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Although we seek to comply with these statutes, it is possible that our practices, or those of our partners, might be challenged under healthcare fraud and abuse, anti-kickback, false claims or similar laws. Violations of the physician sunshine act and similar legislation or the fraud and abuse laws may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, and future exclusion from participation in government healthcare programs.

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

The FDA and foreign regulatory authorities may also impose post-approval commitments on us for approved products, which we may not complete successfully or on time for any number of reasons, including but not limited to lack of funds to complete the studies and insufficient interest by appropriate sites, investigators or study subjects. We are currently subject to certain post-approval commitments. If we fail to comply with post-approval legal and regulatory requirements, we could be subject to penalties, and our products could be subject to continual recordkeeping and reporting requirements, review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to the other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, the approval of our products and any other future product candidates may be subject to requirements for costly post-approval testing and surveillance to monitor their safety or efficacy.

Advertising and promotion are subject to stringent FDA rules and oversight, and as an NDA holder, we may be held responsible for any advertising and promotion that is not in compliance with the rules and regulations. In particular, the claims in all promotional materials and activities must be consistent with the FDA approvals for approved products and must be appropriately substantiated and fairly balanced with information on the safety risks and limitations of the products. We are also required to engage in appropriate truthful, non-misleading, and non-promotional scientific exchange concerning our products, and applicable regulatory authorities, competitors, and other third parties may take the position that we are not in compliance with such regulations. In addition to medical education efforts, we may offer patient support services to assist patients receiving treatment with our commercially approved products which have increasingly become the focus of government investigation.

Adverse event information concerning approved products must be reviewed, and as an NDA-holder, we are required to make expedited and periodic adverse event reports to the FDA and other regulatory authorities. In addition, the research, manufacturing, distribution, sale and promotion of products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the HHS, the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, state and local governments, and foreign equivalents of the foregoing. All of these activities are also potentially subject to healthcare false claims and fraud and abuse laws, as well as consumer protection and unfair competition laws.

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

The Patient Protection and Affordable Care Act (“PPACA”) made extensive changes to the delivery of healthcare in the United States. The PPACA included numerous provisions that affect pharmaceutical companies, some of which became effective immediately and others of which have taken effect over the past several years. For example, the PPACA expanded healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The PPACA also imposed substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the United States, and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The PPACA also contains cost containment measures that could reduce reimbursement levels for healthcare items and services generally, including pharmaceuticals. It also required reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts. In addition, pharmaceutical and device manufacturers are also required to report and disclose certain payments and transfers of value to, and investment interests held by, physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value, or ownership or investment interests not reported in an annual submission. Compliance with the PPACA and state laws with similar provisions is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Adequate coverage and reimbursement in the United States and other markets is critical to the commercial success of our approved products. Recently in the United States, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Third-party payors are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many third-party payors negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the third-party payor’s patient population. The process for obtaining coverage can be lengthy and costly, and we expect that it could take several months before a particular payor initially reviews a product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of our products or any other product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, or at all, which may have a material adverse effect on our business, financial condition and results of operations.

We are subject to data security and privacy risks, and our actual or perceived failure to comply with regulations and other legal obligations related to privacy and data protection could harm our business.

We are subject to legal obligations related to privacy and data protection.  Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use, and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. For example, we may be subject to the California Consumer Privacy Act, which gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. We also may be subject to the General Data Protection Regulation (“GDPR”) in the European Economic Area (“EEA”) and similar legislation in the United Kingdom and Switzerland.  See “Risks Relating to Our Business—Risks Relating to International Operations—Our actual or perceived failure to comply with European governmental regulations and other legal obligations related to privacy, data protection and information security could harm our business” in this section for additional discussion of international privacy laws and regulations. Failure to comply with these laws and regulations could result in government enforcement actions, private litigation, or harm to our reputation and our business.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and face even greater risks upon commercialization by us of our products or product candidates. We have product liability insurance covering our clinical trials. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

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

We wrote off the balance due under the PhaRMA Notes to other income as a debt extinguishment as of December 31, 2021.  See “Note 6—Royalty Monetizations—RAPIACTA—Non-Recourse Notes Payable−Debt Extinguishment” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for additional information about the write-off.

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

We wrote off the balance due under the PhaRMA Notes to other income as a debt extinguishment as of December 31, 2021. See “Note 6—Royalty Monetizations—RAPIACTA—Non-Recourse Notes Payable−Debt Extinguishment” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for additional information about the write-off.

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

As of March 31, 2022, we had an outstanding principal balance under our Credit Agreement of $146.4 million, inclusive of the quarterly PIK Interest Payments. We have also committed to draw another $75.0 million in aggregate principal amount under the Term B Loan and the Term C Loan under the Credit Agreement. If we do not draw these Term Loans by the end of the applicable period available to draw them, we will be required to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Credit Agreement, subject to certain exceptions set forth in the Credit Agreement. We will also be required to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Credit Agreement in the event that we either (x) terminate the commitments in respect of the Term B Loan or the Term C Loan on or prior to the end of the applicable period available to draw such Term Loans, or (y) prepay or repay, or are required to prepay or repay, voluntarily or pursuant to a mandatory prepayment obligation under the Credit Agreement (e.g., with the proceeds of certain asset sales, certain ORLADEYO out-licensing or royalty monetization transactions (excluding the Royalty Sales), extraordinary receipts, debt issuances, or upon a change of control of the Company and specified other events, subject to certain exceptions), all of the then-outstanding Term Loans under the Credit Agreement, in each case, subject to certain exceptions set forth in the Credit Agreement.

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

The Credit Agreement also contains certain financial covenants, including a minimum liquidity covenant that requires us to maintain at all times, as applicable, at least $15.0 million of unrestricted cash and cash equivalents if only the Term A Loan has been drawn; at least $20.0 million of unrestricted cash and cash equivalents if the Term B Loan has been drawn but the Term C Loan has not been drawn; and at least $15.0 million (or, in certain circumstances, $20.0 million) of unrestricted cash and cash equivalents if the Term C Loan has been drawn, subject to certain exceptions. In addition, when we draw upon the Term C Loan, we will be required to achieve certain minimum targets for consolidated net revenues from ORLADEYO sales in the United States.

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

●

natural disasters and political and economic instability, including wars (e.g., the conflict in Ukraine), terrorism, political unrest, results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease (e.g., the ongoing COVID-19 pandemic), boycotts, adoption or expansion of government trade restrictions, and other business restrictions;

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

Additionally, in some countries, such as Japan and the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our partners may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Our actual or perceived failure to comply with European governmental regulations and other legal obligations related to privacy, data protection and information security could harm our business.

EU member states, the United Kingdom, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the EEA and, through incorporation in national legislation, the United Kingdom. Further, the GDPR provides a broad right for EU member states to create supplemental national laws, for example relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase and harm our business and financial condition. The GDPR and similar national legislation grant individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR and similar national legislation impose strict rules on the transfer of personal data out of the EEA, the United Kingdom, Switzerland, and other countries to the United States or other regions that have not been deemed to offer “adequate” privacy protections.

Failure to comply with the requirements of the GDPR or related national data protection laws, which may deviate from the GDPR, may result in significant fines of up to 4% of global revenues, or €20.0 million, whichever is greater, and in addition to such fines, our failure to comply with the requirements of GDPR or similar national legislation may subject us to litigation and/or adverse publicity, which could have material adverse effects on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place additional mechanisms to ensure compliance with the new data protection rules. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, will require the appointment of a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, introduces mandatory data breach notification throughout the European Union, imposes additional obligations on us when we are contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit.

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

We are also subject to evolving European privacy laws on electronic marketing and cookies. The European Union is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation that will be directly implemented in the laws of each EU member state. While this e-Privacy Regulation was originally intended to be adopted on May 25, 2018, it is still going through the European legislative process and the timing of its adoption remains unclear.

The United Kingdom’s decision to withdraw from the European Union could result in increased regulatory and legal complexity, which may make it more difficult for us to do business in Europe and impose additional challenges in securing regulatory approval of our product candidates in Europe.

The United Kingdom’s exit from the European Union, or Brexit, has caused political and economic uncertainty, including in the regulatory framework applicable to our operations and product candidates, and this uncertainty may persist for years. Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The long-term effects of Brexit will depend in part on how the current and future trade agreements between the United Kingdom and the European Union take effect in practice. Changes in United Kingdom or EU regulations may cause disruption or delays in granting clinical trial authorization or opinions for marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations.

The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom. It is possible that there will be increased regulatory complexities, which can disrupt the timing of our clinical trials and regulatory approvals. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenues and achieve and sustain profitability.

In addition, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union. Given these possibilities and others we may not anticipate, as well as the absence of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the United Kingdom from the European Union will have and how such withdrawal will affect us, and the full extent to which our business could be adversely affected.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2022, the 52-week range of the market price of our stock was from $9.23 to $19.99 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:

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

This volatility could cause the value of an investment in our common stock to decline significantly. In addition, companies that have experienced volatility in the market price of their stock in the past have been subject to securities class action litigation. Securities litigation, and any other type of litigation, brought against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business and adversely affect our results of operations.

Future sales and issuances of securities may dilute the ownership interests of our current stockholders and cause our stock price to decline.

Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of April 29, 2022, there were 185,583,896 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of April 29, 2022, there were 29,674,457 stock options and restricted stock units outstanding and 3,499,375 shares available for issuance under our Amended and Restated Stock Incentive Plan, 5,203,426 stock options and restricted stock units outstanding and 49,782 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 5,937,390 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

In March 2017, we entered into a Registration Rights Agreement with entities affiliated with Baker Bros. Advisors LP (the “Baker Entities”) to provide that, if requested, we will register the shares of our common stock beneficially owned by the Baker Entities for resale under the Securities Act of 1993, as amended (the “Securities Act”). Our registration obligations pursuant to the Registration Rights Agreement cover all shares then held or thereafter acquired by the Baker Entities, for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. On May 10, 2017, we filed a registration statement on Form S-3 with respect to 11,710,951 shares of common stock held by the Baker Entities. Subsequently, on November 21, 2019, certain of the Baker Entities acquired pre-funded warrants to purchase 11,764,706 shares of our common stock at a price of $1.69 per warrant. In addition, on June 1, 2020, we issued to certain of the Baker Entities pre-funded warrants to purchase 3,511,111 shares of our common stock at a price of $4.49 per warrant. Each warrant has an exercise price of $0.01 per share. If the Baker Entities, by exercising their underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock.

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

Our Amended and Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, stockholders, employees or agents arising out of or relating to any provision of the General Corporation Law of Delaware or our Certificate of Incorporation or Amended and Restated Bylaws or (iv) any action against us or any of our directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware. This exclusive forum provision does not apply to establish the Delaware Court of Chancery as the forum for actions or proceedings brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

We are highly dependent upon our senior management and scientific team, the unexpected loss of whose services might impede the achievement of our development and commercial objectives. This risk has been heightened in the current environment as a result of the ongoing COVID-19 pandemic. Competition for key personnel with the experience that we require is intense and is expected to continue to increase. Our inability to attract and retain the required number of skilled and experienced management, commercial, operational and scientific personnel would harm our business because we rely upon these personnel for many critical functions of our business.

Item 6.          Exhibits

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.4	Certificate of Elimination of the Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 13, 2020.

3.5	Certificate of Amendment to the Third Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 13, 2020.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.7	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

(10.1)	Amendment #4 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated March 30, 2022.

(10.2)	BioCryst Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, effective April 18, 2022.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File – The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL (contained in Exhibit 101).

( )	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2022.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony Doyle
Anthony Doyle
Chief Financial Officer
(Principal Financial Officer)

/s/ Michael L. Jones
Michael L. Jones
Executive Director, Finance and Principal Accounting Officer
(Principal Accounting Officer)