Form 10-Q
period 2022-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2022-08-05
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of July 29, 2022 was 185,945,016.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report, as well as any amendments we make to those sections in filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements include, but are not limited to, statements about:
•the preclinical development, clinical development, commercialization, or post-marketing studies of our products and product candidates, including ORLADEYO® (berotralstat), BCX9930, BCX9250, peramivir, galidesivir, and early-stage discovery programs, and our plans regarding the same;
•the timing and success of our commercialization of ORLADEYO in the United States and elsewhere and expectations regarding the commercial market for ORLADEYO;
•the potential for government stockpiling orders of our products and product candidates, including the timing or likelihood of entering into any U.S. Government stockpile order and our ability to execute any such order;
•the potential funding from our contracts with the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services (“BARDA/HHS”) and the National Institute of Allergy and Infectious Diseases within the HHS (“NIAID/HHS”) for the development of galidesivir;
•additional regulatory approvals, or milestones, royalties or profit from sales of our products by us or our partners;
•the implementation of our business model, strategic plans for our business, products, product candidates and technology;
•our ability to establish and maintain collaborations or out-license rights to our products and product candidates;
•plans, programs, progress and potential success of our collaborations, including with Torii Pharmaceutical Co., Ltd. (“Torii”) for ORLADEYO in Japan and Shionogi & Co., Ltd. (“Shionogi”) and Green Cross Corporation (“Green Cross”) for peramivir in their territories;
•our and our subsidiary guarantors’ ability to satisfy obligations under our Credit Agreement (as defined below) and to comply with the covenants as set forth in the agreements governing our debt obligations;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our products, product candidates, and technology;
•our ability to operate our business without infringing the intellectual property rights of others;
•estimates of our revenues, expenses, capital requirements, annual cash utilization, and our needs for additional financing;
•the timing or likelihood of regulatory filings or regulatory agreements, deferrals, approvals, and other decisions;
•our ability to manage our liquidity needs, including our ability to raise additional capital, to fund our operations or repay our recourse debt obligations;
•our financial performance; and
i

•competitive companies, technologies, and our industry.
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
•The ongoing novel coronavirus (“COVID-19”) pandemic could create challenges in all aspects of our business, including, without limitation, delays, stoppages, difficulties, and increased expenses with respect to our and our partners’ development, regulatory processes, and supply chains, negatively impact our ability to access the capital or credit markets to finance our operations, or have the effect of heightening many of the risks described below or in the “Risk Factors” section in Part II, Item 1A of this report.
•We have incurred losses since our inception, expect to continue to incur losses, and may never be profitable.
•We may need to raise additional capital in the future. If we are unable to raise capital when needed, we may need to adjust our operations.
•Our success depends upon our ability to advance our product candidates through the various stages of development, especially through the clinical trial process, to receive and maintain regulatory approval for the commercial sale of our product candidates, and to successfully commercialize any approved products. The development process and related regulatory processes are complex and uncertain, may be lengthy and expensive, and require, among other things, an indication that our products and product candidates are safe and effective. For example, applicable regulatory agencies could refuse to approve, or impose restrictions or warnings on, our product candidates, require us to conduct additional studies or adopt study designs that differ from our planned development strategies, suspend or terminate our clinical trials, or take other actions that could materially impact the cost, timing, and success of our planned development strategies.
•We rely heavily upon third parties, including development partners, contractors, contract research organizations, and third-party suppliers, manufacturers, and distributors, for many important stages of our product candidate development and in the commercialization of certain of our products and product candidates. Our failure to establish and maintain these relationships, the failure of any such third party to perform its obligations under agreements with us, or the failure of such a relationship to meet our expectations could have a material adverse impact on our business, financial condition, and results of operations.
•If we fail to obtain additional financing or acceptable partnership arrangements as and when needed, we may be unable to complete the development and commercialization of our products and product candidates or continue operations.
•The commercial viability of any approved product could be compromised if the product is less effective than expected, causes undesirable side effects that were not previously identified, or fails to achieve market acceptance by physicians, patients, third-party payors, health authorities, and others.
•There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain.

•We expect to continue expanding our development and regulatory capabilities and implementing sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties managing our growth, which could disrupt our operations.
•We face intense competition, and if we are unable to compete effectively, the demand for our products may be reduced. In addition, developments by others may render our products, product candidates, or technologies obsolete or noncompetitive.
•We are subject to various laws and regulations related to our products and product candidates, and if we or our employees, consultants, or partners do not comply with these laws and regulations, we could face substantial penalties and our reputation could be harmed. In addition, we and our partners may be subject to new legislation, regulatory proposals, and healthcare payor initiatives that may increase our costs of compliance and adversely affect our or our partners’ ability to market and develop our products and product candidates, obtain collaborators, and raise capital.
•If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of those rights would diminish. Legal proceedings to protect or enforce our patents, the patents of our partners, or our other intellectual property rights could be expensive, time consuming, and unsuccessful.
•We face an inherent risk of liability in the event that the use or misuse of our products or product candidates results in personal injury or death, and our product liability insurance coverage may be insufficient.
•We face risks related to our government-funded programs and are subject to various U.S. Government contract requirements, which typically contain a number of extraordinary provisions that would not typically be found in commercial contracts and which may create a disadvantage and additional risks to us as compared to competitors that do not rely on U.S. Government contracts.
•If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations under our license agreements, our licensors may terminate our agreements with them and seek additional remedies.
•Our Credit Agreement contains conditions and restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay our outstanding indebtedness under the Credit Agreement earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a material adverse effect on our business.
•International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, and economic risks. For example, our actual or perceived failure to comply with European governmental laws and regulations and other obligations related to privacy, data protection, and information security could harm our business. In addition, the United Kingdom’s withdrawal from the European Union could result in increased regulatory and legal complexity, which may make it more difficult for us to do business in Europe and impose additional challenges in securing regulatory approval of our product candidates in Europe.
•If our facilities incur damage or power is lost for a significant length of time, our business will suffer.
•A significant disruption in our information technology systems or a cybersecurity breach could adversely affect our business.
•Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interests of other stockholders.
•Our stock price has been, and is likely to continue to be, highly volatile, which could cause the value of an investment in our common stock to decline significantly.
•Natural disasters, epidemic or pandemic disease outbreaks, trade wars, armed conflicts, political unrest, or other events could disrupt our business or operations or those of our development partners, manufacturers, regulators, or third parties with whom we conduct business now or in the future.
•We are subject to legal proceedings, which could harm our reputation or result in other losses or unexpected expenditure of time and resources.

•If we fail to retain our existing key personnel or fail to attract and retain additional key personnel, the development of our product candidates, the commercialization of our products, and the related expansion of our business will be delayed or stopped.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2022 and December 31, 2021
(In thousands, except per share data)

	2022	2021
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$272,571	$504,389
Restricted cash	1,448	3,345
Investments	144,912	3,212
Trade receivables	41,491	29,413
Inventory	23,378	15,791
Prepaid expenses and other current assets	11,053	9,986
Total current assets	494,853	566,136
Property and equipment, net	8,702	8,714
Long-term investments	—	6,829
Other assets	6,983	6,472
Total assets	$510,538	$588,151

Liabilities and Stockholders’ Deficit
Accounts payable	$12,024	$27,808
Accrued expenses	79,711	72,670
Deferred revenue	1,521	1,421
Lease financing obligation	2,134	1,819
Total current liabilities	95,390	103,718
Lease financing obligation	6,198	5,962
Royalty financing obligations	477,666	449,375
Secured term loan	144,516	136,082
Stockholders’ equity:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 185,876 as of June 30, 2022 and 184,350 as of December 31, 2021	1,859	1,843
Additional paid-in capital	1,125,453	1,098,498
Accumulated other comprehensive income	15	177
Accumulated deficit	(1,340,559)	(1,207,504)
Total stockholders’ deficit	(213,232)	(106,986)
Total liabilities and stockholders’ deficit	$510,538	$588,151
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three and Six Months Ended June 30, 2022 and 2021
(In thousands, except per share data-Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Product sales, net	$64,888	$33,430	$114,434	$51,301
Royalty revenue	540	128	887	(769)
Milestone revenue	—	15,000	—	15,000
Collaborative and other research and development	104	1,401	134	3,486
Total revenues	65,532	49,959	115,455	69,018
Expenses
Cost of product sales	246	297	482	6,220
Research and development	61,990	52,873	127,350	95,308
Selling, general and administrative	38,017	26,325	72,299	48,439
Royalty	1	46	3	10
Total operating expenses	100,254	79,541	200,134	149,977
Loss from operations	(34,722)	(29,582)	(84,679)	(80,959)
Interest and other income	609	13	663	39
Interest expense	(24,022)	(13,495)	(47,859)	(26,399)
Foreign currency gains (losses), net	132	(134)	(45)	(163)
Loss before income taxes	(58,003)	(43,198)	(131,920)	(107,482)
Income tax expense	856	—	1,135	—
Net loss	$(58,859)	$(43,198)	$(133,055)	$(107,482)
Foreign currency translation adjustment	104	(92)	182	86
Unrealized loss on available for sale investments	(275)	(3)	(344)	(2)
Comprehensive loss	$(59,030)	$(43,293)	$(133,217)	$(107,398)

Basic and diluted net loss per common share	$(0.32)	$(0.24)	$(0.72)	$(0.60)
Weighted average shares outstanding	185,605	178,127	185,253	177,737

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2022 and 2021
(In thousands-Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(133,055)	$(107,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	652	377
Stock-based compensation expense	19,468	13,111
Non-cash interest expense on royalty financing obligations and secured term loan and amortization of debt issuance costs	36,725	22,664
Amortization of premium/discount on investments	(88)	34
Changes in operating assets and liabilities:
Receivables	(12,343)	(18,976)
Inventory	(7,589)	(2,809)
Prepaid expenses and other assets	(1,050)	(34)
Accounts payable and accrued expenses	(8,463)	2,743
Interest payable	—	3,547
Deferred revenue	186	403
Net cash used in operating activities	(105,557)	(86,422)

Cash flows from investing activities:
Acquisitions of property and equipment	(650)	(912)
Purchase of investments	(139,260)	—
Sales and maturities of investments	4,000	20,089
Net cash (used in) provided by investing activities	(135,910)	19,177

Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	7,503	7,474
Net cash provided by financing activities	7,503	7,474
Effect of exchange rate on cash, cash equivalents, and restricted cash	249	85

Decrease in cash, cash equivalents and restricted cash	(233,715)	(59,686)
Cash, cash equivalents and restricted cash at beginning of period	507,734	274,348
Cash, cash equivalents and restricted cash at end of period	$274,019	$214,662
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Three and Six Months Ended June 30, 2022 and 2021
(In thousands, except per share amounts-Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2021	$1,843	$1,098,498	$177	$(1,207,504)	$(106,986)
Net loss	—	—	—	(74,196)	(74,196)
Other comprehensive income	—	—	9	—	9
Employee stock purchase plan sales, 115 shares, net	1	1,503	—	—	1,504
Exercise of stock options, 1,108 shares, net	12	5,841	—	—	5,853
Stock-based compensation expense	—	9,601	—	—	9,601
Balance at March 31, 2022	$1,856	$1,115,443	$186	$(1,281,700)	$(164,215)
Net loss	—	—	—	(58,859)	(58,859)
Other comprehensive income	—	—	(171)	—	(171)
Exercise of warrants, 253 shares	3	—	—	—	3
Exercise of stock options, 51 shares, net	—	145	—	—	145
Stock-based compensation expense	—	9,865	—	—	9,865
Balance at June 30, 2022	$1,859	$1,125,453	$15	$(1,340,559)	$(213,232)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2020	$1,769	$1,002,408	$3	$(1,023,442)	$(19,262)
Net loss	—	—	—	(64,284)	(64,284)
Other comprehensive income	—	—	179	—	179
Employee stock purchase plan sales, 193 shares, net	2	721	—	—	723
Exercise of stock options, 593 shares, net	6	2,171	—	—	2,177
Stock-based compensation expense	—	5,479	—	—	5,479
Balance at March 31, 2021	$1,777	$1,010,779	$182	$(1,087,726)	$(74,988)
Net loss	—	—	—	(43,198)	(43,198)
Other comprehensive income	—	—	(95)	—	(95)
Exercise of stock options, 1,056 shares, net	10	4,564	—	—	4,574
Stock-based compensation expense	—	7,632	—	—	7,632
Balance at June 30, 2021	$1,787	$1,022,975	$87	$(1,130,924)	$(106,075)
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
The Company’s marketed products include oral, once-daily ORLADEYO® for the prevention of hereditary angioedema (“HAE”) attacks and RAPIVAB® (peramivir injection) for the treatment of acute uncomplicated influenza in the United States. ORLADEYO received regulatory approval in the United States in December 2020. ORLADEYO has also received regulatory approvals in multiple global markets. The Company is commercializing ORLADEYO in each of these territories directly or through distributors, except in Japan where Torii, the Company’s collaborative partner, has the exclusive right to commercialize ORLADEYO for the prevention of HAE attacks in exchange for certain milestone and royalty payments to the Company. In addition to its approval in the United States, peramivir injection has received regulatory approvals in Canada, Australia, Japan, Taiwan and Korea.
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at June 30, 2022 will be sufficient to fund its operations for at least the next 12 months. The Company has sustained operating losses for the majority of its corporate history and expects that its 2022 expenses will exceed its 2022 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company regularly evaluates other opportunities to fund future operations, including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.
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
Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Under the Company’s contracts with the Biomedical Advanced Research and Development Authority within the HHS (“BARDA/HHS”) and the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”), revenue is recognized as reimbursable direct and indirect costs are incurred.
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
Restricted Cash
Restricted cash of $24 and $1,924 as of June 30, 2022 and December 31, 2021, respectively, reflects royalty revenue paid by Shionogi designated for interest on the PhaRMA Notes (defined in Note 6). Additionally, restricted cash of $1,424 and $1,421 as of June 30, 2022 and December 31, 2021, respectively, reflects collateral for a letter of credit the Company is required to maintain associated with the lease execution and build-out of its Birmingham research facilities.
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
The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At June 30, 2022, the Company believes that the cost of its investments is recoverable in all material respects.

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
The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of June 30, 2022 and December 31, 2021, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
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
Advertising expenses related to ORLADEYO were $4,095 and $8,079 for the three and six months ended June 30, 2022, respectively, and $1,800 and $3,204 for the three and six months ended June 30, 2021, respectively.
The Company seeks patent protection on all internally developed processes and products. All patent related costs are expensed to selling, general and administrative expenses when incurred as recoverability of such expenditures is uncertain.
Leases
The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases as of June 30, 2022. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most operating leases.
Certain of the Company’s operating leases provide for renewal options, which can vary by lease. The right-of-use asset and lease liabilities on the Company’s Consolidated Balance Sheet represent payments over the lease term, which includes renewal options for certain real estate leases that the Company is likely to exercise. As part of the Company’s assessment of the lease term, the Company elected the hindsight practical expedient, which allows companies to use current knowledge and expectations when determining the likelihood to extend lease options. Certain operating leases include rent escalation provisions, which the Company recognizes as expense on a straight-line basis. Lease expense for leases with an initial term of twelve months or less was not material.
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
Interest Expense and Deferred Financing Costs
Interest expense for the three and six months ended June 30, 2022 was $24,022 and $47,859, respectively, and $13,495 and $26,399 for the three and six months ended June 30, 2021, respectively, and primarily relates to the royalty financing obligations (Note 6), the secured term loan borrowing from the Credit Agreement (Note 7) and the PhaRMA Notes (Note 6). Costs directly associated with the borrowings have been capitalized and are netted against the corresponding debt liabilities on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the corresponding borrowings using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $(172) and $(339) for the three and six months ended June 30, 2022, respectively, and $(154) and $(211) for the three and six months ended June 30, 2021, respectively.
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
Net Loss Per Share
Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s equity compensation plans were anti-dilutive. The calculation of diluted earnings per share does not include 23,090 and 25,877 shares of potential common stock for the three and six months ended June 30, 2022, respectively, and 27,419 and 25,871 shares of potential common stock for the three and six months ended June 30, 2021, respectively, as their impact would be anti-dilutive.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive income and recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. There were no realized gains or losses reclassified out of accumulated other comprehensive income for the six months ended June 30, 2022. For the six months ended June 30, 2021, realized gains of $1 were reclassified out of accumulated other comprehensive loss.
Significant Customers and Other Risks
Significant Customers
The Company’s primary sources of revenue and cash flow are the sales of ORLADEYO to a specialty pharmacy, the reimbursement of galidesivir (formerly BCX4430) development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS and sales of RAPIVAB (peramivir injection) under the Company's procurement contract with the Assistant Secretary for Preparedness and Response within HHS.
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
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the six months ended June 30, 2022, as compared to the recent accounting pronouncements described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that the Company believes are of significance or potential significance to the Company.

Note 2 — Revenue
The Company recorded the following revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales, net:
ORLADEYO	$64,711	$28,374	$114,097	$39,312
RAPIVAB	177	4,622	337	4,735
Peramivir	—	434	—	7,254
Total product sales, net	64,888	33,430	114,434	51,301
Royalty revenue	540	128	887	(769)
Milestone revenue	—	15,000	—	15,000
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	104	1,401	134	3,486
Total collaborative and other research and development revenues	104	1,401	134	3,486
Total revenues	$65,532	$49,959	$115,455	$69,018
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

	June 30, 2022
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$137,222	$135	$2	$(393)	$136,966
Corporate debt securities	6,299	47	—	(38)	6,308
Certificates of deposit	1,644	8	—	(14)	1,638
Total investments	$145,165	$190	$2	$(445)	$144,912

	December 31, 2021
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$4,043	$17	$—	$(7)	$4,053
Corporate debt securities	4,294	40	—	(5)	4,329
Certificates of deposit	1,652	8	—	(1)	1,659
Total investments	$9,989	$65	$—	$(13)	$10,041

The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Maturing in one year or less	$144,912	$3,212
Maturing after one year through two years	—	6,829
Total investments	$144,912	$10,041

Note 4 — Trade Receivables
Product Sales
Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO and RAPIVAB. At June 30, 2022 and December 31, 2021, receivables related to sales of ORLADEYO were $39,587 and $27,384, respectively. At June 30, 2022 and December 31, 2021, receivables related to sales of RAPIVAB were $61 and $49, respectively. No reserve or allowance amounts were recorded as of June 30, 2022 and December 31, 2021, respectively.
Collaborations
Receivables from collaborations were as follows (in thousands):

	June 30, 2022
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$—	$1,303	$1,303
Royalty receivables from partners	540	—	540
Total receivables	$540	$1,303	$1,843

	December 31, 2021
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$5	$1,670	$1,675
Royalty receivables from partners	305	—	305
Total receivables	$310	$1,670	$1,980
As of both June 30, 2022 and December 31, 2021, the Company maintained a reserve of $701 related to royalties associated with Green Cross.
Note 5 — Inventory
At June 30, 2022 and December 31, 2021, the Company’s inventory primarily related to ORLADEYO. Additionally, inventory included RAPIVAB and peramivir, which is manufactured for the Company’s partners.
The Company’s inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$5,276	$5,658
Work-in-process	15,616	9,669
Finished goods	2,739	709
Total inventory	$23,631	$16,036
Reserves	(253)	(245)
Total inventory, net	$23,378	$15,791

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
During the three months ended June 30, 2022, the Company adjusted its forecasts related to its Factor D program. Accordingly, this impacted the amount and timing of expected royalties to be made under the RPI Royalty Purchase Agreements. As a result, the effective interest rate related to the 2020 RPI Royalty Purchase Agreement decreased from 27.3% to 25.5%, and the effective interest rate related to the 2021 RPI Royalty Purchase Agreement decreased from 16.5% to 12.1%.

The following table shows the activity within the Royalty financing obligations account (in thousands) as well as the effective interest rate as of June 30, 2022:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2021	$147,224	$153,377	$148,774	$449,375
Deferred financing costs	—	(34)	—	(34)
Non-cash Interest expense on Royalty financing obligations	10,165	6,327	3,157	19,649
Royalty revenues paid and payable	(4,385)	(380)	—	(4,765)
Balance as of March 31, 2022	$153,004	$159,290	$151,931	$464,225
Non-cash Interest expense on Royalty financing obligations	10,462	6,020	3,224	19,706
Royalty revenues paid and payable	(5,764)	(501)	—	(6,265)
Balance as of June 30, 2022	$157,702	$164,809	$155,155	$477,666

Effective interest rate	25.5%	12.1%	8.5%
Deferred issuance costs pursuant to the Royalty financing obligations, which consist primarily of advisory and legal fees, totaled $8,531 as of June 30, 2022. The Royalty financing obligations liabilities and the associated deferred issuance costs are amortized using the effective interest method over the term of the arrangement, in accordance with the respective guidance.
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
Note 7 — Debt
Credit Agreement
On December 7, 2020, the Company entered into a $200,000 Credit Agreement (the “Credit Agreement”) with Athyrium Opportunities III Co-Invest 1 LP (“Athyrium”), as lender and as administrative agent for the lenders. Certain of the Company's direct and indirect subsidiaries are guarantors to the Credit Agreement. The Credit Agreement provides for an initial term loan in the principal amount of $125,000 (the “Term A Loan”), which was received by the Company on December 7, 2020 and is recorded in “Secured term loan” on the Company’s balance sheet as of June 30, 2022. The Company used a portion of the proceeds from the Term A Loan to repay $43,298 of outstanding indebtedness, including accrued interest, under its prior credit facility with MidCap Financial Trust.
The Credit Agreement also provides for two additional term loans, at the Company’s option, in the respective principal amounts of $25,000 (the “Term B Loan”) and $50,000 (the “Term C Loan” and, collectively with the Term A Loan and the Term B Loan, the “Term Loans”). Both the Term B Loan and the Term C Loan were funded on July 29, 2022 in the aggregate principal amount of $75,000. Refer to Note 12 for further details on the funding of the Term B Loan and the Term C Loan. The maturity date of the Credit Agreement is December 7, 2025.
On November 19, 2021, the Company entered into an amendment to the Credit Agreement (i) to permit the Company to enter into the 2021 RPI Royalty Purchase Agreement, the OMERS Royalty Purchase Agreement, and the other definitive documentation related thereto and to perform its obligations thereunder; (ii) to require the Company to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Credit Agreement in the event that the Company did not draw the Term B Loan or the Term C Loan, as applicable, by the end of the applicable period available to draw the Term B Loan or the Term C Loan, subject to certain exceptions set forth in the Credit Agreement; and (iii) to require the Company to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Credit Agreement in the event that the Company either (x) terminated the commitments in respect of the Term B Loan or the Term C Loan, as applicable, on or prior to the end of the applicable period available to draw the Term B Loan or the Term C Loan, or (y) prepays or repays, or is required to prepay or repay, voluntarily or pursuant to mandatory prepayment obligation under the Credit Agreement (e.g., with the proceeds of certain asset sales, certain ORLADEYO out-licensing or royalty monetization transactions (excluding the Royalty Sales), extraordinary receipts, debt issuances, or upon a change of control of the Company and specified other events, subject to certain exceptions), all of the then-outstanding Term Loans, in each case, subject to certain exceptions set forth in the Credit Agreement.
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
The three-month LIBOR was 2.3125% as of June 28, 2022, the LIBOR measurement date for the three-month interest period beginning July 1, 2022. Accordingly, this LIBOR rate plus 10.25% will be used to record interest expense for the three-month interest period beginning July 1, 2022.
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
As of June 30, 2022, the Company had borrowings of $125,000 under the Credit Agreement. Quarterly interest payments under the Credit Agreement for the six months ended June 30, 2022 and 2021 totaled $8,774 and $7,745, respectively, and have been designated and accounted for as PIK Interest Payments and added to the outstanding principal balance of the borrowing. As of June 30, 2022, borrowings, including the PIK Interest Payments, totaled $150,839. The principal balance of the borrowing, including PIK amounts, are accruing interest at a rate of 12.17%. The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.
As of June 30, 2022, deferred debt fees and issuance costs totaled $8,822 and are being amortized as interest expense on an effective interest rate method over the term of the Term A Loan. When utilizing the effective interest method, in periods in which PIK interest is designated and those amounts are added to the outstanding principal balance of the borrowing, the amortization of the deferred debt fees and issuance costs is accretive. Deferred financing amortization of $(339) and $(211), was recognized for the six months ended June 30, 2022 and 2021, respectively.
The Credit Agreement contains two provisions that, if deemed probable, would create the recognition of an embedded feature; however, at this time, the Company does not believe either provision is probable.
Note 8 — Lease Obligations
The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases as of June 30, 2022. Renewal options for the Company's leases range from 1 to 5 years in length and begin from 2023 through 2026.
Aggregate lease expense under operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Aggregate lease expense	$626	$461	$1,220	$913

Other supplemental information related to leases was as follows:

	As of June 30, 2022	As of December 31, 2021
Weighted average remaining lease term	8.5 years	9.2 years
Weighted average discount rate	10.9%	11.2%
All of the Company’s leases qualify as operating leases. The following table summarizes the presentation in the consolidated balance sheets of the Company’s operating leases:

	Balance Sheet Location	As of June 30, 2022	As of December 31, 2021
Assets:
Operating lease assets, net	Other Assets	$6,983	$6,472
Liabilities:
Current operating lease liabilities	Lease financing obligation – current liabilities	$2,134	$1,819
Non-current operating lease liabilities	Lease financing obligation – long-term liabilities	6,198	5,962
Total operating lease liabilities		$8,332	$7,781
Operating lease assets are recorded net of accumulated amortization of $3,440 and $2,626 as of June 30, 2022 and December 31, 2021, respectively.

Cash paid for amounts included in the measurement of lease liabilities was $607 and $1,181 for the three and six months ended June 30, 2022, respectively, and $379 and $819 for the three and six months ended June 30, 2021, respectively.
Maturities of operating lease liabilities as of June 30, 2022, are as follows (in thousands):

2022 (remaining)	$1,265
2023	2,266
2024	1,717
2025	1,373
2026	617
Thereafter	6,734
Total lease payments	13,972
Less imputed interest	(5,640)
Total	$8,332
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
Note 10 — Stock-Based Compensation
As of June 30, 2022, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 18, 2022 and approved by the Company’s stockholders on June 7, 2022. The Inducement Plan was most recently amended and restated by the Board of Directors on July 23, 2021. The ESPP was most recently amended and restated on April 1, 2021 and approved by the Company’s stockholders on May 25, 2021.
Stock-based compensation expense of $19,468 ($15,867 of expense related to the Incentive Plan, $2,965 of expense related to the Inducement Plan, and $636 of expense related to the ESPP) was recognized during the six months ended June 30, 2022, while $13,111 ($11,073 of expense related to the Incentive Plan, $1,274 of expense related to the Inducement Plan and $764 of expense related to the ESPP) was recognized during the six months ended June 30, 2021.
There was approximately $104,406 of total unrecognized compensation expense related to non-vested stock option and restricted stock unit awards granted by the Company as of June 30, 2022. As of June 30, 2022, the Company expected to recognize that expense as follows: $20,395 during the remainder of 2022, $34,794 in 2023, $30,343 in 2024, $18,002 in

2025 and $872 in 2026. In addition, the Company has outstanding performance-based stock options and restricted stock unit awards for which no compensation expense is recognized until “performance” has occurred and the award vests.
Stock Incentive Plan
The Company grants stock option awards, restricted stock and restricted stock units to its employees, directors, and consultants under the Incentive Plan. Under the Incentive Plan, stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Commencing March 1, 2011, stock option awards and restricted stock units granted to employees generally vest 25% each year until fully vested after four years.
In December 2014, the Company issued 1,250 performance-based stock options. These awards vest upon successful completion of specific development milestones. As of June 30, 2022, 85% of these grants have vested.
In January 2022, the Company issued 221 performance-based restricted stock unit awards. Contingent upon successful achievement of specific commercial or operational objectives in 2022, the awards become eligible for vesting at 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date, until fully vested after three years.
Stock option awards and restricted stock unit awards granted to non-employee directors of the Company generally vest over one year. Stock option awards granted to new non-employee directors when they first join the Company’s Board of Directors generally vest, subject to the terms of the Incentive Plan, in 36 equal monthly installments over a three-year period measured from the grant date. All stock option awards have contractual terms of 10 years. Restricted stock unit awards granted to new non-employee directors when they first join the Company's Board of Directors generally vest, subject to the terms of the Incentive Plan, in three equal annual installments beginning on the first anniversary of the grant date. The vesting and exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.
Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2021	3,651	28,685	$7.90
Plan amendment	8,000	—	—
Restricted stock unit awards granted	(663)	—	—
Restricted stock unit awards cancelled	52	—	—
Stock option awards granted	(776)	776	11.10
Stock option awards exercised	—	(1,086)	5.72
Stock option awards cancelled	472	(472)	10.67
Balance June 30, 2022	10,736	27,903	$8.03
For stock option awards granted under the Incentive Plan during the first six months of 2022 and 2021, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table following the next subsection. The weighted average grant date fair value of these awards granted during the first six months of 2022 and 2021 was $7.78 and $7.84, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. For restricted stock units granted under the Incentive Plan, the fair value of the awards was determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first six months of 2022 and 2021 was $13.25 and $10.17, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
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
Related activity under the Inducement Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2021	900	4,408	$6.20
Restricted stock unit awards granted	(203)	—	—
Restricted stock unit awards cancelled	2	—	—
Stock option awards granted	(697)	697	14.75
Stock option awards exercised	—	(55)	3.12
Stock option awards cancelled	130	(130)	8.18
Balance June 30, 2022	132	4,920	$7.43
For stock option awards granted under the Inducement Plan during the first six months of 2022 and 2021, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during the first six months of 2022 and 2021 was $10.28 and $5.86, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. For restricted stock units granted under the Inducement Plan, the fair value of the awards was determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first six months of 2022 was $13.88. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method. No restricted stock unit awards were granted under the Inducement Plan during the first six months of 2021.
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under all plans during the first six months of 2022 and 2021, respectively. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted to
Employees and Directors under the Plans

	2022	2021
Expected Life in Years	5.5	5.5
Expected Volatility	84.1%	84.2%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.5%	0.8%
Employee Stock Purchase Plan
The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 5,937 shares remain available for purchase as of June 30, 2022. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates, and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. During the six months ended June 30, 2022, and 2021, the Company issued 115 and 193 shares under the ESPP, respectively.

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
In August 2020, NIAID/HHS awarded the Company a contract, with potential aggregate funding of up to $43,908 if all contract options are exercised, to manufacture and evaluate the safety, efficacy and tolerability of galidesivir. NIAID/HHS made an initial award of $6,326 to the Company under this contract.
Biomedical Advanced Research and Development Authority. In March 2015, BARDA/HHS awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of June 30, 2022, a total of $20,574 has been awarded under exercised options within this contract. The most recent development option was completed as of June 30, 2022.
The contracts with NIAID/HHS and BARDA/HHS are cost-plus-fixed-fee contracts. The Company is entitled to receive reimbursement for all costs incurred in accordance with the contract provisions that are related to the development of galidesivir plus a fixed fee, or profit. BARDA/HHS and NIAID/HHS will make periodic assessments of progress, and the continuation of the contracts is based on the Company’s performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate these contracts. These contracts are terminable by the government at any time for breach or without cause.
U.S. Department of Health and Human Services. In September 2018, HHS awarded the Company a $34,660 contract for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period. As of June 30, 2022, the Company has delivered a total of 29,980 RAPIVAB doses of the 50,000 RAPIVAB doses available under the contract with HHS for a total of $20,782.
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
Albert Einstein College of Medicine of Yeshiva University and Industrial Research, Ltd. In June 2000, the Company licensed a series of potent inhibitors of Purine Nucleoside Phosphorylase from AECOM and IRL (together, the “Licensors”). The lead product candidate from this collaboration is forodesine. The Company has obtained worldwide exclusive rights to develop and ultimately distribute this, or any other, product candidate that might arise from research on these inhibitors. The Company has the option to expand the agreement to include other inventions in the field made by the investigators or employees of the Licensors. Under this agreement, as amended and restated, the Company has agreed to use commercially reasonable efforts to develop these drugs, to pay certain milestone payments for each licensed product (which range in the aggregate from $1,400 to almost $4,000 per indication) for future development and single digit royalties on net sales of any resulting product made by the Company, and to share a portion of future payments received from other third-party partners, if any. In addition, the Company has agreed to pay annual license fees, which can range from $150 to $500, that are creditable against actual royalties and other payments due to the Licensors. The Licensors have also granted the Company an exclusive worldwide license of galidesivir for any antiviral use.
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
Note 12 — Subsequent Event
Having achieved all required revenue-based milestones, the Company exercised its option to draw upon the additional funding available under the Credit Agreement, borrowing the principal amounts of $25,000 under the Term B Loan and $50,000 under the Term C Loan. Both the Term B Loan and the Term C Loan were funded on July 29, 2022 in the aggregate principal amount of $75,000. The Term B Loan and the Term C Loan were subject to a 1% commitment fee, resulting in net proceeds to the Company of $74,250. The Term B Loan and the Term C Loan are subject to the same provisions under the Credit Agreement, including the maturity date of December 7, 2025.

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
Products and Product Candidates
ORLADEYO® (berotralstat). ORLADEYO is an oral, once-daily therapy discovered and developed by us for the prevention of hereditary angioedema (“HAE”) attacks. ORLADEYO is approved in the United States and multiple global markets for the prevention of HAE attacks in adults and pediatric patients 12 years and older.
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
Revenue from sales of ORLADEYO for the three and six months ended June 30, 2022 is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the conversion of patients from our clinical trials and early access programs to commercial customers, our pricing strategy, and market trends. We are continuing to monitor and analyze this data as we continue to commercialize ORLADEYO.
BCX9930. BCX9930 is a novel, oral, potent, and selective small molecule inhibitor of Factor D discovered by us and in clinical development for the treatment of complement-mediated diseases. Based on the safety and proof-of-concept data generated in patients with paroxysmal nocturnal hemoglobinuria (“PNH”), the program has advanced to pivotal studies of oral BCX9930 in PNH and to a proof-of-concept trial of oral BCX9930 in three renal complement-mediated diseases, C3 glomerulopathy (“C3G”), IgA nephropathy (“IgAN”), and primary membranous nephropathy (“PMN”). We are also actively evaluating potential clinical development opportunities across a broad set of additional indications. The goal of the program is to develop oral BCX9930 as a monotherapy for complement-mediated diseases. Refer to the “Recent Developments” section below for updates on the BCX9930 program, including with respect to our plans to resume enrollment of new patients in clinical trials with BCX9930 following our announcement on August 4, 2022 that the FDA has lifted the partial clinical hold on the program. Refer also to “Risk Factors—Risks Relating to Drug Development and Commercialization—Our success depends upon our ability to advance our product candidates through the various stages of development, especially through the clinical trial process, and to receive regulatory approval for the commercial sale of our product candidates” in Part II, Item 1A of this report for a discussion of certain risks and uncertainties associated with our BCX9930 program. There can be no assurance that our development plan for the program will succeed.
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
Our operating expenses are also difficult to predict and depend on several factors, including research and development expenses (and whether these expenses are reimbursable under government contracts), drug manufacturing, clinical research activities, the ongoing requirements of our development programs, the costs of commercialization, the availability of capital and direction from regulatory agencies, which are difficult to predict, and the factors discussed in the “Risk Factors” section in Part II, Item 1A of this report. Management may be able to control the timing and level of research and development and selling, general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and/or payments.
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
Recent Developments
COVID-19
The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility in financial markets. To date, our financial condition, results of operations, and liquidity have not been materially impacted by the direct effects of the COVID-19 pandemic. Please refer to “Risk Factors—Risks Relating to Our Business—Risks Relating to COVID-19” in Part II, Item 1A of this report for a discussion of COVID-19 risks as they relate to our business. We are continuing to monitor developments with respect to the COVID-19 pandemic and to make adjustments as needed to assist in protecting the safety of our employees and communities while continuing our business activities. Our remote working arrangements continue to be flexible where it is both practical and possible for the business. Business-related travel has resumed, and we will continue to monitor developments with respect to COVID-19 going forward. To date, implementation of specific COVID-19 measures has not required material expenditures or significantly impacted our ability to operate our business or our internal control over financial reporting and disclosure controls and procedures. We continue to monitor the potential impacts of COVID-19 on our operations and those of our partners, suppliers, customers, and regulators.
ORLADEYO® (berotralstat)
On June 6, 2022, we announced that Health Canada has approved ORLADEYO for the routine prevention of recurrent HAE attacks in patients 12 years and older in Canada.
On June 7, 2022, we announced that Swissmedic has granted marketing authorization for ORLADEYO for the routine prevention of recurrent HAE attacks in patients 12 years and older in Switzerland.
On June 9, 2022, we announced that the Company has entered into an exclusive collaboration with Pint Pharma GmbH to register and promote ORLADEYO in the pan-Latin America region. Under the terms of our agreement, Pint Pharma will be responsible for obtaining and maintaining all marketing authorizations and for commercializing ORLADEYO in the region.
On July 1, 2022, we announced new long-term efficacy and safety data from the APeX-2 and APeX-S clinical trials evaluating ORLADEYO for the prophylactic treatment of HAE showing sustained reductions in attack rates and improvement in quality of life among patients living with HAE, as well as improved management of symptoms after switching to ORLADEYO from an injectable long-term prophylactic treatment.
On August 4, 2022, we announced that pricing for ORLADEYO was finalized in Germany, France, and Switzerland in the second quarter of 2022.
Complement-Mediated Diseases
On April 8, 2022, we announced that we had voluntarily paused enrollment in clinical trials with BCX9930 while we investigated observed elevations in serum creatinine seen in some patients at the 500 mg twice-daily dose. The FDA subsequently placed the program on a partial clinical hold. Patients already enrolled in the trials who were receiving clinical benefit from BCX9930 treatment, and had no other available treatment options, were able to continue on therapy.
On August 4, 2022, we announced that the FDA has lifted its partial clinical hold on the BCX9930 program. We will resume enrollment in global clinical trials under revised protocols at a reduced dose of 400 mg twice-daily of BCX9930. This includes the REDEEM-1 and REDEEM-2 pivotal trials in patients with PNH and the RENEW proof-of-concept trial in patients with C3G, IgAN, and PMN. Clinical evidence and recent laboratory studies have informed our hypothesis that crystals form in the kidneys of some patients. We believe that lowering the dose to 400 mg and ensuring adequate hydration will dilute the concentration of drug in the urine below the threshold where crystals can form. Our goal is to find a safe and effective dose for BCX9930. We expect this can be accomplished in a reasonable timeframe after resuming enrollment, in a relatively small number of patients given the rate and timing of the serum creatinine rises in patients prior to the enrollment pause. If successful, we plan to invest more significantly in BCX9930 to tap the full potential of reaching many patients suffering from a number of alternative pathway diseases, and, if not successful, we will stop investment in BCX9930 and move on to other molecules in the pipeline.

Fibrodysplasia Ossificans Progressiva
On April 27, 2022, we announced that the European Medicines Agency (“EMA”) has granted access to the Priority Medicines (“PRIME”) scheme for BCX9250. PRIME is a program launched by the EMA to enhance support for the development of medicines that target an unmet medical need. This voluntary program is based on enhanced interaction and early dialogue with developers of promising medicines and is designed to optimize development plans and speed up evaluation so these medicines can potentially reach patients earlier. According to the EMA, developers of medicines that are eligible for PRIME can expect additional opportunities for scientific advice and be eligible for accelerated assessment at the time of application for a marketing authorization. On August 4, 2022, we announced that the EMA also has recently granted Orphan Drug designation for BCX9250.
On June 8, 2022, we announced that the FDA has granted Fast Track designation for BCX9250 for the prevention of HO in patients with FOP. According to the FDA, the purpose of the Fast Track designation is to get important new drugs to patients earlier by facilitating the development, and expediting the review, of drugs to treat serious conditions and fill an unmet medical need. Companies that receive this designation are eligible for benefits including more frequent meetings with and written communication from the FDA, eligibility for accelerated approval and priority review, if relevant criteria are met, and rolling review of the new drug application (“NDA”).
Results of Operations (three months ended June 30, 2022 compared to the three months ended June 30, 2021)
For the three months ended June 30, 2022, total revenues were $65.5 million as compared to $50.0 million for the three months ended June 30, 2021. The increase was primarily due to ORLADEYO net revenue, including royalties, of $65.2 million, an increase of $36.7 million. This increase was partially offset by a decrease in RAPIVAB revenue of $4.4 million primarily due to a stockpiling sale to HHS of $4.6 million in the prior year as well as a decrease in peramivir revenue of $0.4 million on a sale to our partner in the prior year. Additionally, a $15.0 million milestone payment related to the NHI approval of ORLADEYO in Japan was recognized in the prior year. Contract revenue for the three months ended June 30, 2022 decreased $1.3 million compared to the same period in the prior year as existing contracts continue to close out.
Cost of product sales for the three months ended June 30, 2022 and 2021 was $0.2 million and $0.3 million, respectively. The cost of product sales in 2021 was primarily associated with the peramivir product sales to our partners whereas the cost of product sales in 2022 relates primarily to sales of ORLADEYO.
Research and development (“R&D”) expenses increased to $62.0 million for the three months ended June 30, 2022 from $52.9 million for the three months ended June 30, 2021, primarily due to increased investment in the development of our Factor D program, including BCX9930, our FOP program, as well as other research, preclinical and development costs.
The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total R&D expenses.

	Three Months Ended June 30,
	2022	2021
R&D expenses by program:
Factor D program	$38,722	$31,362
Berotralstat	6,246	9,729
FOP	5,023	654
Galidesivir	390	2,823
Peramivir	156	303
Other research, preclinical and development costs	11,453	8,002
Total R&D expenses	$61,990	$52,873
Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2022 were $38.0 million compared to $26.3 million in the three months ended June 30, 2021. The increase was primarily due to increased investment to support the commercial launch of ORLADEYO and the expansion of international operations.

Interest expense for the three months ended June 30, 2022 was $24.0 million compared to $13.5 million for the three months ended June 30, 2021. The increase in interest expense was primarily associated with the sale of certain royalty payments under the 2021 RPI Royalty Purchase Agreement and the OMERS Royalty Purchase Agreement, which were entered into in November 2021. The nature of the royalty sales requires that we recognize a liability (the “Royalty Financing Obligations”) for the future sale of royalties under these agreements. These liabilities are amortized using the effective interest rate method, resulting in the recognition of non-cash interest expense over the estimated term of the Royalty Purchase Agreements (as defined in “Note 6—Royalty Monetizations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report).
Interest expense for the three months ended June 30, 2022 included $19.7 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligations and $4.3 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Credit Agreement. Interest expense for the three months ended June 30, 2021 included $8.1 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligation under the 2020 RPI Royalty Purchase Agreement and $3.8 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Credit Agreement. Additionally, we recognized $1.6 million in interest expense on the non-recourse PhaRMA Notes issued in March 2011, which were written-off in December 2021.
For the three months ended June 30, 2022, other income of $0.7 million was comprised of interest income of $0.6 million and net foreign currency gains of $0.1 million. Other expense for the three months ended June 30, 2021 was primarily related to net foreign currency losses of $0.1 million.
Results of Operations (six months ended June 30, 2022 compared to the six months ended June 30, 2021)
For the six months ended June 30, 2022, total revenues were $115.5 million as compared to $69.0 million for the six months ended June 30, 2021. The increase was primarily due to ORLADEYO net revenue, including royalties, of $114.9 million, an increase of $75.5 million. Additionally, other royalties increased $0.9 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. These increases were partially offset by a decrease in peramivir revenue of $7.3 million on sales to our partners in the prior year as well as a decrease in RAPIVAB revenue of $4.4 million primarily due to a stockpiling sale to HHS of $4.6 million in the prior year. Additionally, a $15.0 million milestone payment related to the NHI approval of ORLADEYO in Japan was recognized in the prior year. Contract revenue for the six months ended June 30, 2022 decreased $3.4 million compared to the same period in the prior year as existing contracts continue to close out.
Cost of product sales for the six months ended June 30, 2022 and 2021 was $0.5 million and $6.2 million, respectively. The cost of product sales in 2021 was primarily associated with the peramivir product sales to our partners whereas the cost of product sales in 2022 relates primarily to sales of ORLADEYO.
R&D expenses increased to $127.4 million for the six months ended June 30, 2022 from $95.3 million for the six months ended June 30, 2021, primarily due to increased investment in the development of our Factor D program, including BCX9930, our FOP program, as well as other research, preclinical and development costs.
The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total R&D expenses.

	Six Months Ended June 30,
	2022	2021
R&D expenses by program:
Factor D program	$80,691	$57,331
Berotralstat	13,689	17,651
FOP	7,692	1,021
Galidesivir	920	3,919
Peramivir	521	554
Other research, preclinical and development costs	23,837	14,832
Total R&D expenses	$127,350	$95,308

SG&A expenses for the six months ended June 30, 2022 were $72.3 million compared to $48.4 million in the six months ended June 30, 2021. The increase was primarily due to increased investment to support the commercial launch of ORLADEYO and the expansion of international operations.
Interest expense for the six months ended June 30, 2022 was $47.9 million compared to $26.4 million for the six months ended June 30, 2021. The increase in interest expense was primarily associated with the sale of certain royalty payments under the 2021 RPI Royalty Purchase Agreement and the OMERS Royalty Purchase Agreement, which were entered into in November 2021. The nature of the royalty sales requires that we recognize the Royalty Financing Obligations for the future sale of royalties under these agreements. These liabilities are amortized using the effective interest rate method, resulting in the recognition of non-cash interest expense over the estimated term of the Royalty Purchase Agreements.
Interest expense for the six months ended June 30, 2022 included $39.4 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligations and $8.4 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Credit Agreement. Interest expense for the six months ended June 30, 2021 included $15.6 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligation under the 2020 RPI Royalty Purchase Agreement and $7.5 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Credit Agreement. Additionally, we recognized $3.2 million in interest expense on the non-recourse PhaRMA Notes issued in March 2011, which were written-off in December 2021.
For the six months ended June 30, 2022, other income of $0.6 million was comprised of interest income of $0.7 million, partially offset by net foreign currency losses of $0.1 million. Other expense for the six months ended June 30, 2021 was primarily related to net foreign currency losses of $0.1 million.
Liquidity and Capital Resources
Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; to a lesser extent, the PhaRMA Notes financing; our credit facilities; and more recently, the Royalty Sales and revenues from ORLADEYO. To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014; a NIAID/HHS galidesivir development contract totaling $47.3 million, which is in the process of being closed out; a second NIAID/HHS galidesivir development contract with a potential value totaling $43.9 million, which is ongoing; and a BARDA/HHS galidesivir development contract with a potential value totaling $39.1 million, which is also ongoing. The total amount of funding obligated under awarded options under the active NIAID/HHS and BARDA/HHS galidesivir contracts is $53.6 million and $20.6 million, respectively. In addition to the above, we have previously received funding from other sources, including other collaborative and other research and development agreements, government grants, equipment lease financing, facility leases, research grants, and interest income on our investments.
Our Credit Agreement with Athyrium provides for three term loans. We received the proceeds from the $125.0 million Term A Loan in December 2020. The Term B Loan and the Term C Loan were both funded in the respective principal amounts of $25.0 million and $50.0 million on July 29, 2022. The maturity date of the Credit Agreement is December 7, 2025. See “Note 7—Debt—Credit Agreement” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for additional information about the Credit Agreement.
As of June 30, 2022, we had net working capital of $399.5 million, a decrease of approximately $62.9 million from $462.4 million at December 31, 2021. The decrease in working capital was primarily due to normal operating expenses associated with the development of our product candidates and commercialization of ORLADEYO. Our principal sources of liquidity at June 30, 2022 were approximately $272.6 million in cash and cash equivalents and approximately $144.9 million in investments considered available-for-sale.
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
We plan to finance our needs in both the short-term and long-term principally from the following:
•lease, royalty, or loan financing and future public or private equity and/or debt financing;
•our existing capital resources and interest earned on that capital;
•revenues from product sales;
•payments under existing, and executing new, contracts with the U.S. Government; and
•payments under current or future collaborative and licensing agreements with corporate partners.
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
Based on our expectations for revenue and operating expenses, we believe our financial resources will be sufficient to fund our operations for at least the next 12 months. However, we have sustained operating losses for the majority of our corporate history and expect that our 2022 expenses will exceed our 2022 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Our liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of our products and the future progression of our product candidates. We regularly evaluate other opportunities to fund future operations, including: (1) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts; (2) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change our overhead structure. We may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, through private placement transactions or registered public offerings. Our future liquidity needs, and our ability to address those needs, will largely be determined by the success of our products and product candidates; the timing, scope, and magnitude of our research and development and commercial expenses; and key developments and regulatory events and our decisions in the future.
Our long-term capital requirements and the adequacy of our available funds in both the short-term and long-term will depend upon many factors, including:
•market acceptance of approved products and successful commercialization of such products by either us or our partners;
•our ability to perform under our government contracts and to receive reimbursement and stockpiling procurement contracts;
•the magnitude of work under our government contracts;
•the progress and magnitude of our research, drug discovery and development programs;
•changes in existing collaborative relationships or government contracts;
•our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;
•the extent to which our partners, including governmental agencies, will share in the costs associated with the development of our programs or run the development programs themselves;
•our ability to negotiate favorable development and marketing strategic alliances for certain products and product candidates;

•any decision to build or expand internal development and commercial capabilities;
•the scope and results of preclinical studies and clinical trials to identify and develop product candidates;
•our ability to engage sites and enroll subjects in our clinical trials;
•the scope of manufacturing of our products to support our commercial operations and of our product candidates to support our preclinical research and clinical trials;
•increases in personnel and related costs to support the development and commercialization of our products and product candidates;
•the scope of manufacturing of our drug substance and product candidates required for future NDA filings;
•competitive and technological advances;
•the time and costs involved in obtaining regulatory approvals;
•post-approval commitments for ORLADEYO, RAPIVAB, and other products that receive regulatory approval; and
•the costs involved in all aspects of intellectual property strategy and protection, including the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims.
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
The restrictive covenants contained in our Credit Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lender’s permission or without repaying all obligations outstanding under the Credit Agreement. These covenants limit our ability to, among other things, grant certain types of liens on our assets; make certain investments; incur or assume certain debt; engage in certain mergers, acquisitions, and similar transactions; dispose of assets; license certain property; distribute dividends; make certain restricted payments; change the nature of our business; engage in transactions with affiliates and insiders; prepay other indebtedness; or engage in sale and leaseback transactions. A breach of any of these covenants could result in an event of default under the Credit Agreement. As of June 30, 2022, we were in compliance with the covenants under the Credit Agreement.
Financial Outlook for 2022
Based on the strength of the ORLADEYO launch through the first half of 2022, and the continued steady growth from new patient demand we expect for the remainder of the year, we expect full year 2022 net ORLADEYO revenue to be between $255 million and $265 million.

Based on the reduced spending on the BCX9930 program in the first half of the year, and lower than projected spending on the program for the remainder of the year, we now expect operating expenses for full year 2022, not including non-cash stock compensation, to be between $390 million and $400 million.
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
Net revenue from sales of ORLADEYO is recorded at net selling price (transaction price), which includes estimates of variable consideration for which reserves are established for (i) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (ii) estimated chargebacks, (iii) estimated costs of co-payment assistance programs and (iv) product returns. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable or as a current liability. Overall, these reserves reflect our best estimates of the amount of consideration to which the Company is entitled based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
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
Stock-Based Compensation
All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in our Consolidated Statements of Comprehensive Loss based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term. We utilize the Black-Scholes option-pricing model to value our stock option awards and recognize compensation expense on a straight-line basis over the vesting periods. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, we have outstanding performance-based stock options for which no compensation expense is recognized until “performance” has occurred. Significant management judgment is also required in determining estimates of future stock price volatility and forfeitures to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio and borrowings under our Credit Agreement. The Term Loans under the Credit Agreement bears interest each quarter at a rate equal to the three-month LIBOR rate, which is capped to be no less than 1.75% and no more than 3.50% (“LIBOR”), plus 8.25% or, for each quarterly interest period in which a PIK Interest Payment is made, LIBOR plus 10.25%. Accordingly, increases in interest rates could increase the associated interest payments that we are required to make on the Term Loans. As of June 30, 2022, interest was accrued at 12.17% on the $125.0 million Term A Loan under the Credit Agreement.
The three-month LIBOR was 2.3125% as of June 28, 2022, the LIBOR measurement date for the three-month interest period beginning July 1, 2022. Accordingly, this LIBOR rate plus 10.25% will be used to record interest expense for the three-month interest period beginning July 1, 2022.
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
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars, and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Europe are primarily denominated in Euros and the British Pound. We also had other transactions denominated in foreign currencies during the six months ended June 30, 2022, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Torii are derived from Torii’s sales of ORLADEYO in Japan. Those sales are denominated in Japanese yen and converted into U.S. dollars for purposes of determining the royalty owed to us. Our limited foreign currency exposure relative to our European operations is to fluctuations in the Euro, British Pound, Swiss Franc, Danish Krone, and Swedish Krona.
We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging during the six months ended June 30, 2022; however, we may do so in the future.
Inflation Risk
Inflation generally impacts us by potentially increasing our operating expenses, including clinical trial costs and selling activities. We do not believe that inflation has had a material impact on our business or results of operations during the periods for which the condensed consolidated financial statements are presented in this report. Significant adverse changes in inflation could negatively impact our future results of operations.
Item 4.    Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, the acceleration of COVID-19 slowed startup of the inadequate C5 responder cohorts in our complement oral Factor D program and, as a result, delayed the reporting of related data in 2020. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city, or state could adversely impact our clinical trial operations.
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
Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols. Failure to achieve any of these endpoints in any of our programs, including our Factor D program (inclusive of BCX9930), BCX9250, galidesivir, and our other rare disease product candidates could result in delays in or modifications to our trials or require the performance of additional unplanned trials. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to be associated with or to cause undesirable or unexpected side effects that could result in substantial modifications and delays in the development plans for our product candidates, significant unexpected costs, or the termination of programs. For example, in April 2022, we voluntarily paused enrollment of our BCX9930 clinical trials due to observed elevations in serum creatinine seen in some patients. The FDA subsequently placed the program on a partial clinical hold. On August 4, 2022, we announced that the FDA has lifted its partial clinical hold with respect to BCX9930 and we plan to resume enrollment under revised protocols which include a number of additional requirements and restrictions (e.g., a dose reduction, recommended hydration, and increased monitoring). The elevated serum creatinine signal and revisions to the BCX9930 development program create additional risk to the successful development of BCX9930, and the timelines for the BCX9930 program are uncertain. Specifically, the revised BCX9930 studies may not address the elevated serum creatinine issue, we may not be able to execute the BCX9930 clinical studies in a timely fashion or at all, we may not be able to recruit enough patients for the clinical studies, our hypothesis may not be correct or our data may be inconclusive, the lower dose of BCX9930 may not be effective, and the additional requirements and restrictions that have been imposed, or that may be imposed in the future, by regulatory authorities and others may impede development. In addition, the development plans for our product candidates, including our clinical trials (including for BCX9930 and BCX9250), may not be adequately designed or executed, which could negatively affect the outcome and analysis of study results. Because of the cost and duration of clinical trials, we may decide to discontinue development of product candidates for various reasons, including, but not limited to, they are unlikely to show favorable results in clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential.
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

Our ability to successfully complete the clinical development process is dependent upon many factors, including but not limited to:
•our or our partners’ ability to secure suitable clinical sites and investigators and to enroll and maintain an adequate number of patients on a timely basis or at all;
•patients that enroll in a clinical trial may not comply with the clinical trial protocol or maintain contact with investigators to provide complete data during and after treatment;
•our product candidates may not prove to be either safe or effective or may produce unfavorable or inconclusive results;
•we or our partners may decide, or be required by regulatory authorities, to pause enrollment in, suspend or terminate clinical research for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate, noncompliance with regulatory requirements or their standards of conduct, or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;
•regulatory authorities may disagree with our or our partners’ clinical trial protocols or our or their interpretation of data from preclinical studies and clinical trials;
•clinical protocols or study procedures may not be adequately designed or followed by the investigators;
•formulation improvements may not work as expected, which could negatively impact commercial demand for our product candidates;
•regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we or our partners enter into agreements for clinical and commercial supplies;
•the supply or quantity of raw materials or manufactured product candidates or other materials necessary to conduct development activities may be insufficient, inadequate, or unavailable at an acceptable cost, and we or our partners may experience interruptions in supply;
•our or our partners’ development plans may be delayed or changed as a result of changes in development strategy, the impact of new or different regulations, requirements, and guidelines, or other unexpected events or conditions;
•the cost of pre-clinical studies and clinical trials may be greater than we anticipate;
•we or our third-party contractors, including those manufacturing our product candidates or components or ingredients thereof, or conducting clinical trials or laboratory testing on our or our partners’ behalf, may fail to comply with regulatory requirements and industry standards or meet contractual obligations in a timely manner or at all; and
•the impact of the ongoing COVID-19 pandemic on one or more of the foregoing factors.
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
We rely heavily upon third parties for many important stages of our product candidate development, including but not limited to:
•discovery of natural proteins that cause or enable biological reactions necessary for the progression of the disease or disorder, called enzyme targets;
•execution of certain pharmacology preclinical studies and late-stage development for our compounds and product candidates;
•management of our phase 1, 2 and 3 clinical trials, including medical monitoring, laboratory testing, and data management;
•execution of toxicology studies that may be required to obtain approval for our product candidates;
•formulation improvement strategies and methods;

•manufacturing the starting materials and drug substance required to formulate our products and the product candidates to be used in our clinical trials, toxicology studies and any potential commercial product; and
•management of certain regulatory interactions outside of the United States.
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
If we fail to obtain additional financing or acceptable partnership arrangements as and when needed, we may be unable to complete the development and commercialization of our products and product candidates or continue operations.
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
Our ability to raise additional capital when needed or at all may be limited and may greatly depend upon our success in commercializing and achieving market acceptance of ORLADEYO and the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs (including but not limited to formulation progress, long-term human safety studies, clinical trial investigations, and carcinogenicity, drug-drug interaction, toxicity, or other required studies) for BCX9250 for the treatment of FOP, our Factor D program (including BCX9930) for diseases of the complement system, our broad-spectrum antiviral program, including galidesivir, and other rare disease product candidates, as well as any post-approval studies for our products. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of COVID-19, may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government), which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of COVID-19, rising inflation, and the conflict in Ukraine. Any such instability may impact these parties’ ability to fulfill contractual obligations to us, or it might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions could place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development and commercialization of our products and product candidates.
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
Even if the FDA or foreign regulatory authorities approve a product candidate, the approval may limit the indicated uses for a product candidate, impose other restrictions on the product candidate, and/or may require post-approval studies that could impair the commercial viability of a product candidate. Even upon any approval to market our potential products, whether in the United States or internationally, we will continue to be subject to extensive regulatory requirements. These requirements are wide ranging and govern, among other things:
•adverse drug experience reporting regulations;
•product promotion;
•product manufacturing, including good manufacturing practice requirements; and
•product changes or modifications.
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
Because we focus on developing drugs as treatments for rare diseases, we may seek orphan drug, breakthrough therapy or fast track designations for our product candidates in the United States or the equivalent designations elsewhere in the world. Often, regulatory authorities have broad discretion in determining whether or not to grant such designations. We cannot guarantee that our product candidates will receive orphan drug status from the FDA or equivalent designations from other regulatory authorities. We also cannot guarantee that we will receive breakthrough therapy, fast track, or equivalent designations, which provide certain potential benefits such as more frequent meetings with the applicable regulatory authorities to discuss development plans, intensive guidance on efficient drug development programs, and potential eligibility for rolling review or priority review. Even if we are successful in obtaining any such designations for our product candidates, such designations may not lead to faster development or regulatory review or approval and do not increase the likelihood that our product candidates will receive marketing approval. For instance, although BCX9930 for PNH has received Fast Track and Orphan Drug designations from the FDA and BCX9250 has received Fast Track designation from the FDA and has been granted Orphan Drug designation and access to PRIME by the EMA, we may not experience a faster development, review or approval process compared to the conventional process in the relevant jurisdictions. We may not be able to obtain or maintain these designations for BCX9930, BCX9250, or other product candidates that receive them, and our competitors may obtain these designations for their product candidates, which could impact our ability to develop and commercialize our products and product candidates or compete with such competitors, which may adversely impact our business, financial condition or results of operations.
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
If, after obtaining regulatory approval of a product, we or others discover that it is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:
•regulatory authorities may withdraw their approval of, or impose marketing or manufacturing restrictions on, the product, or require us or our partners to create a medication guide outlining the risks of unidentified side effects for distribution to patients;
•we or our partners may be required to recall the product, change the way the product is administered, conduct additional clinical trials, or be subject to civil or criminal penalties; and
•the product may become less competitive and our reputation may suffer.
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
Currently, we have established collaborative relationships, including with Torii for the commercialization of ORLADEYO in Japan and with each of Shionogi and Green Cross for the development and commercialization of peramivir. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
•our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory commercial, regulatory or clinical results, including post-approval clinical commitments, a change in business strategy, a change of control or other reasons;
•our contracts for collaborative arrangements may expire;
•the possibility that expiration or termination of collaborative relationships, such as those with certain of our distribution partners, may trigger repurchase obligations of the Company for unsold product held by our partner;
•our partners may choose to pursue alternative technologies, including those of our competitors;
•we have had in the past, and in the future may have, disputes with a partner that could lead to litigation or arbitration, which could result in substantial costs and divert the attention of our management;

•we do not have day-to-day control over the activities of our partners and have limited control over their decisions;
•our ability to generate future event payments and royalties from our partners depends upon their abilities to establish the safety and efficacy of our product candidates, obtain regulatory approvals and achieve market acceptance of products developed from our product candidates;
•we or our partners may fail to properly initiate, maintain or defend our intellectual property rights, where applicable, or a party may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;
•we or our partners may not devote sufficient capital or resources toward our products and product candidates; and
•we or our partners may not comply with applicable government regulatory requirements.
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
There can be no assurance that our and our partners’ commercialization efforts, methods and strategies will succeed. We may be unable to establish or sufficiently increase our sales, marketing and distribution capabilities for products we currently, or plan to, commercialize. Our ability to receive revenue from products we or our partners commercialize is subject to several risks, including:
•we or our partners may fail to successfully complete clinical trials, or satisfy post-marketing commitments, sufficient to obtain and keep regulatory agency marketing approval;
•many competitors are more experienced and have significantly more resources, and their products could reach the market faster, be more cost effective or have a better efficacy or tolerability profile than our products and product candidates;
•we may fail to employ a comprehensive and effective intellectual property strategy, which could result in decreased commercial value of our Company, our products and product candidates, or royalties associated with such products (e.g., the loss of the peramivir patent in Korea, which may result in a reduced royalty from Green Cross);
•we may fail to employ a comprehensive and effective regulatory strategy, which could result in a delay or failure in commercialization of our products;
•our and our partners’ ability to successfully commercialize our products is affected by the competitive landscape, which cannot be fully known at this time;
•revenue from product sales would depend on our ability to obtain and maintain favorable pricing;
•reimbursement is constantly changing, which could greatly affect usage of our products;
•future revenue from product sales would depend on our ability to successfully complete clinical studies, obtain regulatory approvals, and manufacture, market, distribute and commercialize our approved drugs; and
•the impact of the COVID-19 pandemic on us or our partners.
In addition, future revenue from sales of ORLADEYO is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the conversion of patients from our clinical trials and early access programs to commercial customers, our pricing strategy, and market trends.
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
We expect to continue experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, sales, marketing, and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. For example, we expanded our internal commercial team in 2020 in preparation for the commercial launch of ORLADEYO, and we have continued to add additional headcount throughout 2021 and the first half of 2022. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit, train, and retain additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. In addition, if a commercial launch for any product or product candidate for which we recruit a commercial team and establish marketing capabilities in any region is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
We depend on third-party vendors, including third-party manufacturers, distributors, and specialty pharmacies, in the manufacture and distribution of our products, product candidates, and the materials for our product candidates. Often, especially in the early development and commercialization process, we have only one or limited sources for a particular product or service, such as manufacturing and/or distribution. We depend on these third-party vendors to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party vendors, particularly our third-party manufacturers and distributors, which may be the only vendor we have engaged for a particular product or service or in a particular region, may encounter difficulties with meeting our requirements, including but not limited to problems involving, as applicable:
•insufficient resources being devoted in the manner necessary to satisfy our requirements within expected timeframes;
•inconsistent production yields;
•product liability claims or recalls of commercial product;
•difficulties in scaling production to commercial and validation sizes;
•interruption of the delivery of materials required for the manufacturing process;
•failure to distribute commercial supplies of our products to commercial vendors or end users in a timely manner;
•scheduling of plant time with other vendors or unexpected equipment failure;
•potential catastrophes that could strike their facilities or have an effect on infrastructure;
•potential impurities in our drug substance or products that could affect availability of product for our clinical trials or future commercialization;
•poor quality control and assurance or inadequate process controls;
•failure to provide us with accurate or timely information regarding inventories, the number of patients who are using our products, or serious adverse events and/or product complaints regarding our products;
•inability of third parties to satisfy their financial obligations to us or to others;
•potential breach of the manufacturing or distribution agreement by the third party;
•possible termination or nonrenewal of a critical agreement by the third party at a time that is costly or inconvenient to us; and
•lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies or local customs, particularly associated with ORLADEYO, BCX9930, BCX9250, galidesivir, peramivir and our early-stage compounds.
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
Commercialization success of our products is uncertain and is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, commercialization of our products is subject to further risks and may be negatively impacted by a number of factors, including, but not limited to, the following:
•our products may not prove to be adequately safe and effective for market approval in markets other than the markets in which they are currently approved;
•necessary funding for post-marketing commitments and further development of our products may not be available timely, at all, or in sufficient amounts;
•advances in competing products could substantially replace potential demand for our products;
•government and third-party payors may not provide sufficient coverage or reimbursement, which would negatively impact the demand for our products;
•we may not be able to supply commercial material to our partners and our partners may not be able to maintain or establish sufficient and acceptable commercial manufacturing, either directly or through third-party manufacturers;
•the commercial demand and acceptance for our products by healthcare providers and by patients may not be sufficient to result in substantial product revenues to us or to our partners and may result in little to no revenue, milestone payments, or royalties to us;
•effectiveness of marketing and commercialization efforts for our products by us or our partners;
•market satisfaction with existing alternative therapies;
•perceived efficacy relative to other available therapies;
•disease prevalence;
•cost of treatment;
•our pricing strategy may not be effective;
•pricing and availability of imports or alternative products;
•marketing and sales activities of competitors;
•shifts in the medical community to new treatment paradigms or standards of care; and
•relative convenience and ease of administration.
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
The biotechnology and pharmaceutical industries are highly competitive and subject to rapid and substantial technological change. There are many companies seeking to develop products for the same indications that we currently target. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies and specialized biotechnology firms. Most of these competitors have greater resources than we do, including greater financial resources, larger research and development staffs and more experienced manufacturing, marketing, and sales organizations. In addition, most of our competitors have greater experience than we do in conducting clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals of product candidates more rapidly than we do or for products that compete with our products. Companies that complete clinical trials, obtain required regulatory approvals, and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including patent and FDA exclusivity rights that would delay our ability to market products. We face, and will continue to face, competition in the commercialization of our products, licensing of potential product candidates for desirable disease targets, licensing of desirable product candidates, and development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Competition may also arise from, among other things:
•other drug development technologies;

•methods of preventing or reducing the incidence of disease, including vaccines; and
•new small molecule or other classes of therapeutic agents.
Developments by others may render our products, product candidates, or technologies obsolete or noncompetitive.
We received FDA approval of ORLADEYO, an oral, once-daily therapy for the prevention of HAE attacks in adults and pediatric patients 12 years and older, in December 2020. We subsequently received regulatory approvals for ORLADEYO in multiple global markets. In addition, we are performing research on or developing products for the treatment of several other rare diseases, including diseases of the complement system and FOP, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for our pharmaceutical products and product candidates. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. There are licensed therapies for HAE (including Berinert®, Haegarda®, Cinryze®, Kalbitor®, Takhzyro®, Firazyr® (icatibant), generic icatibant, and Ruconest®), therapies for certain complement-mediated diseases such as PNH, aHUS, myasthenia gravis, and neuromyelitis optica spectrum disorder (Soliris®, Ultomiris®, and Empaveli®), products for the prevention or treatment of influenza (seasonal flu vaccines, Tamiflu® (oseltamivir), generic oseltamivir, Relenza®, and Inavir®, favipiravir, and Xofluza®), and a number of additional products in clinical development in these therapeutic areas and for the treatment of FOP. In addition, various government entities throughout the world may offer incentives, grants and contracts to encourage additional investment into preventative and therapeutic agents against viruses such as influenza, coronavirus, Ebola, and others, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. See “Business—Competition” in Part I, Item 1 of our most recent Annual Report on Form 10-K for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.
If one or more of our competitors’ products or programs, including potential competitors not currently identified, are successful, the market for our products may be reduced or eliminated.
Compared to us, many of our competitors and potential competitors have substantially greater:
•capital resources;
•research and development resources, including personnel and technology;
•regulatory experience;
•preclinical study and clinical testing experience;
•manufacturing, marketing, and sales experience; and
•production facilities.
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
Our and our partners’ activities related to approved products or, following their regulatory approval (if applicable), any of our product candidates under development, such as BCX9930, BCX9250, and galidesivir, are subject to regulatory and law enforcement authorities in the United States (including the FDA, the Federal Trade Commission, the Department of Justice (“DOJ”), and state and local governments) and their foreign equivalents (including the EMA, MHLW, MHRA, and others).
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
Adverse event information concerning approved products must be reviewed, and as an NDA-holder, we are required to make expedited and periodic adverse event reports to the FDA and other regulatory authorities. In addition, the research, manufacturing, distribution, sale and promotion of products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the HHS, the DOJ and individual U.S. Attorney offices within the DOJ, state and local governments, and foreign equivalents of the foregoing. All of these activities are also potentially subject to healthcare false claims and fraud and abuse laws, as well as consumer protection and unfair competition laws.
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
We and our partners may be subject to new legislation, regulatory proposals and healthcare payor initiatives that may increase our costs of compliance and adversely affect our or our partners’ ability to market and develop our products and product candidates, obtain collaborators and raise capital.
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
Adequate coverage and reimbursement in the United States and other markets is critical to the commercial success of our approved products. Recently in the United States, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies and establish certain government negotiated drug prices. Individual states in the United States have been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Third-party payors are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many third-party payors negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the third-party payor’s patient population. The process for obtaining coverage can be lengthy and costly, and we expect that it could take several months before a particular payor initially reviews a product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of our products or any other product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, or at all, which may have a material adverse effect on our business, financial condition and results of operations.
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
Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive, time-consuming, and unsuccessful. An adverse result in any legal proceeding could put one or more of our patents at risk. Our success depends in part on avoiding the infringement of other parties’ patents and other intellectual property rights as well as avoiding the breach of any licenses relating to our technologies and products. In the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, avoiding patent infringement may be difficult and we may inadvertently infringe third-party patents or proprietary rights. These third parties could bring claims against us, our partners or our licensors that even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, our partners or our licensors, we or they could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we, our partners or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.
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
•the degree and range of protection any patents will afford against competitors with similar products;
•if and when patents will issue;
•if patents do issue, we cannot be sure that we will be able to adequately defend such patents and whether or not we will be able to adequately enforce such patents; or
•whether or not others will obtain patents claiming aspects similar to those covered by our patent applications.
If the USPTO or other foreign patent office upholds patents issued to others or if the USPTO grants patent applications filed by others, we may have to:
•obtain licenses or redesign our products or processes to avoid infringement;
•stop using the subject matter claimed in those patents; or
•pay damages.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and face even greater risks upon commercialization by us of our products or product candidates. We have product liability insurance covering our clinical trials. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:
•liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;
•an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

•withdrawal of clinical trial volunteers or patients;
•damage to our reputation and the reputation of our products, resulting in lower sales;
•regulatory investigations that could require costly recalls or product modifications;
•litigation costs; and
•the diversion of management’s attention from managing our business.
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
U.S. Government contracts typically contain a number of extraordinary provisions that would not typically be found in commercial contracts and which may create a disadvantage and additional risks to us as compared to competitors that do not rely on U.S. Government contracts. These risks include the ability of the U.S. Government to unilaterally:
•terminate or reduce the scope of our contract with or without cause;
•interpret relevant regulations (federal acquisition regulation clauses);
•require performance under circumstances which may not be favorable to us;
•require an in-process review where the U.S. Government will review the project and its options under the contract;
•control the timing and amount of funding, which impacts the development progress of our programs; and
•audit and object to our contract-related costs and fees, including allocated indirect costs.
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
The PhaRMA Notes had a final legal maturity date of December 1, 2020, at which time the outstanding principal amount of the PhaRMA Notes of $30.0 million, together with accrued and unpaid interest of $20.6 million, was due in full. The failure by Royalty Sub to repay in full the outstanding principal amount of the PhaRMA Notes, together with any accrued and unpaid interest, at the December 1, 2020 final maturity date constituted an additional event of default under the PhaRMA Notes. We cannot predict whether holders of PhaRMA Notes will seek to pursue any remedies as a result of the continuing events of default with respect to the PhaRMA Notes. The PhaRMA Notes are the obligation of Royalty Sub. As a result, we do not currently expect the continuing events of default on the PhaRMA Notes to have a significant impact on our future results of operations or cash flows. However, we cannot assure you that this will be the case or that we will not otherwise be adversely affected as a result of the continuing events of default under the PhaRMA Notes or the failure by Royalty Sub to repay the PhaRMA Notes at maturity.
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
As of June 30, 2022, we had an outstanding principal balance under our Credit Agreement of $150.8 million, inclusive of the quarterly PIK Interest Payments. The Term B Loan and the Term C Loan under the Credit Agreement were subsequently funded on July 29, 2022 in the aggregate principal amount of $75.0 million. We will be required to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Credit Agreement in the event that we prepay or repay, or are required to prepay or repay, voluntarily or pursuant to a mandatory prepayment obligation under the Credit Agreement (e.g., with the proceeds of certain asset sales, certain ORLADEYO out-licensing or royalty monetization transactions (excluding the Royalty Sales), extraordinary receipts, debt issuances, or upon a change of control of the Company and specified other events, subject to certain exceptions), all of the then-outstanding Term Loans under the Credit Agreement, in each case, subject to certain exceptions set forth in the Credit Agreement.
Our indebtedness could have important consequences to our stockholders. For example, it:
•increases our vulnerability to adverse general economic or industry conditions;
•limits our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;
•makes us more vulnerable to increases in interest rates, as borrowings under our Credit Agreement are at variable rates;

•requires us to dedicate a portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;
•limits our ability to obtain additional financing or refinancing in the future for working capital or other purposes; and
•places us at a competitive disadvantage compared to our competitors that have less indebtedness.
Furthermore, our Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions. Subject to certain exceptions, these covenants limit our ability to, among other things, grant certain types of liens on our assets; make certain investments; incur or assume certain debt; engage in certain mergers, acquisitions, and similar transactions; dispose of assets; license certain property; distribute dividends; make certain restricted payments; change the nature of our business; engage in transactions with affiliates and insiders; prepay other indebtedness; or engage in sale and leaseback transactions.
The Credit Agreement also contains certain financial covenants, including a minimum liquidity covenant that requires us to maintain at all times, as applicable, at least $15.0 million of unrestricted cash and cash equivalents if only the Term A Loan has been drawn; at least $20.0 million of unrestricted cash and cash equivalents if the Term B Loan has been drawn but the Term C Loan has not been drawn; and at least $15.0 million (or, in certain circumstances, $20.0 million) of unrestricted cash and cash equivalents if the Term C Loan has been drawn, subject to certain exceptions. In addition, as a result of drawing upon the Term C Loan, we are required to achieve certain minimum targets for consolidated net revenues from ORLADEYO sales in the United States.
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
Risks Relating to International Operations
International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, and economic risks.
Our business strategy includes international expansion, including the commercialization of products outside of the United States. We currently conduct clinical studies and regulatory activities and have hired, and expect to continue hiring, employees outside of the United States. Doing business internationally involves a number of risks, including but not limited to:
•multiple, conflicting, and changing laws and regulations such as privacy and data regulations, transparency regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;
•introduction of new health authority requirements and/or changes in health authority expectations;
•failure by us or our partners to obtain and maintain regulatory approvals for the use of our products in various countries;
•complexities and difficulties in obtaining and maintaining protection for, and enforcing, our intellectual property;
•difficulties in staffing and managing foreign operations;
•complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;

•limits on our ability to penetrate international markets;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;
•natural disasters and political and economic instability, including wars (e.g., the conflict in Ukraine), terrorism, political unrest, results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease (e.g., the ongoing COVID-19 pandemic), boycotts, adoption or expansion of government trade restrictions, and other business restrictions;
•certain expenses including, among others, expenses for travel, translation, and insurance;
•regulatory and compliance risks that relate to maintaining accurate information and control over commercial operations and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, including its books and records provisions or anti-bribery provisions, or the U.K. Bribery Act and similar foreign laws and regulations; and
•regulatory and compliance risks relating to doing business with any entity that is subject to sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury.
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
Our actual or perceived failure to comply with European governmental laws and regulations and other legal obligations related to privacy, data protection and information security could harm our business.
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
Failure to comply with the requirements of the GDPR or related national data protection laws, which may deviate from the GDPR, may result in significant fines of up to 4% of global revenues, or €20.0 million, whichever is greater, and in addition to such fines, our failure to comply with the requirements of GDPR or similar national legislation may subject us to litigation and/or adverse publicity, which could have material adverse effects on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place additional mechanisms to ensure compliance with the data protection rules. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, requires the appointment of a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, introduces mandatory data breach notification throughout the European Union, imposes additional obligations on us when we are contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit.
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
Some of our stockholders own greater than 5% of our outstanding common stock. Our top ten stockholders own close to 50% of our common stock and can individually, and as a group, influence our operations based upon their concentrated ownership and may also be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions.
Our stock price has been, and is likely to continue to be, highly volatile, which could cause the value of an investment in our common stock to decline significantly.
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2022, the 52-week range of the market price of our stock was from $7.61 to $19.99 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
•announcements of technological innovations or new products by us or our competitors;
•developments or disputes concerning patents or proprietary rights;
•additional dilution through sales of our common stock or other derivative securities;
•status of new or existing licensing or collaborative agreements and government contracts;
•announcements relating to the status of our programs;
•developments and announcements regarding new and virulent strains of influenza;
•we or our partners achieving or failing to achieve development milestones;
•publicity regarding actual or potential medical results relating to products under development by us or our competitors;
•publicity regarding certain public health concerns for which we are or may be developing treatments;
•regulatory developments in both the United States and foreign countries;
•public concern as to the safety of pharmaceutical products;
•actual or anticipated fluctuations in our operating results;
•changes in financial estimates or recommendations by securities analysts;
•changes in the structure of healthcare payment systems, including developments in price control legislation;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•additions or departures of key personnel or members of our board of directors;
•purchases or sales of substantial amounts of our stock by existing stockholders, including officers or directors;
•economic and other external factors or other disasters or crises; and
•period-to-period fluctuations in our financial results.
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
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of July 29, 2022, there were 185,945,016 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of July 29, 2022, there were 29,999,408 stock options and restricted stock units outstanding and 11,077,032 shares available for issuance under our Amended and Restated Stock Incentive Plan, 5,071,076 stock options and restricted stock units outstanding and 162,132 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 5,792,623 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.
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
In March 2017, we entered into a Registration Rights Agreement with entities affiliated with Baker Bros. Advisors LP (the “Baker Entities”) to provide that, if requested, we will register the shares of our common stock beneficially owned by the Baker Entities for resale under the Securities Act of 1993, as amended (the “Securities Act”). Our registration obligations pursuant to the Registration Rights Agreement cover all shares then held or thereafter acquired by the Baker Entities, for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. On May 10, 2017, we filed a registration statement on Form S-3 with respect to 11,710,951 shares of common stock held by the Baker Entities. Subsequently, on November 21, 2019, certain of the Baker Entities acquired pre-funded warrants to purchase 11,764,706 shares of our common stock at a price of $1.69 per warrant, of which warrants to purchase 11,511,472 shares of our common stock remain outstanding. In addition, on June 1, 2020, we issued to certain of the Baker Entities pre-funded warrants to purchase 3,511,111 shares of our common stock at a price of $4.49 per warrant. Each warrant has an exercise price of $0.01 per share. If the Baker Entities, by exercising their underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock.
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
General Risk Factors
Natural disasters, epidemic or pandemic disease outbreaks, trade wars, armed conflicts, political unrest or other events could disrupt our business or operations or those of our development partners, manufacturers, regulators or other third parties with whom we conduct business now or in the future.
A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the ongoing COVID-19 pandemic), trade wars, armed conflicts, political unrest or other events could disrupt our business or operations or those of our development partners (such as Torii), manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business. See “Risk Factors—Risks Relating to Our Business—Risks Relating to COVID-19—Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by the effects of the ongoing COVID-19 pandemic on us or on third parties with whom we conduct business, including without limitation our development partners, manufacturers, clinical research organizations (“CROs”), and others, as well as on the regulatory and government agencies with whom we work.” In addition, other events, such as the armed conflict between Russia and Ukraine, could adversely impact our business. Furthermore, the conflict could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.
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

Item 6.    Exhibits

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.4	Certificate of Elimination of the Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 13, 2020.

3.5	Certificate of Amendment to the Third Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 13, 2020.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.7	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

10.1*	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated as of April 18, 2022). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 7, 2022.

10.2*	BioCryst Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, effective April 18, 2022. Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed May 9, 2022.

(10.3)*	Form of Notice of Grant of Non-Employee Director Stock Option and Stock Option Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan.

(10.4)*	Form of Notice of Grant of Non-Employee Director Restricted Stock Unit Award and Restricted Stock Unit Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan.

(10.5)	Amendment #5 to the Agreement between BioCryst Pharmaceuticals, Inc. and the National Institute of Allergy and Infectious Diseases, dated June 29, 2022.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and six months ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File – The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL (contained in Exhibit 101).

( )	Filed or furnished herewith.
*	Management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of August, 2022.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony Doyle
Anthony Doyle
Chief Financial Officer
(Principal Financial Officer)

/s/ Michael L. Jones
Michael L. Jones
Executive Director, Finance and Principal Accounting Officer
(Principal Accounting Officer)