Form 10-Q
period 2022-09-30
BIOCRYST PHARMACEUTICALS INC
filed 2022-11-04
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of October 31, 2022 was 186,423,835.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report, as well as any amendments we make to those sections in filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements include, but are not limited to, statements about:
•the preclinical development, clinical development, commercialization, or post-marketing studies of our products and product candidates, including ORLADEYO® (berotralstat), BCX9930, BCX10013, BCX9250, peramivir, galidesivir, and early-stage discovery programs, and our plans regarding the same;
•the timing and success of our commercialization of ORLADEYO in the United States and elsewhere and expectations regarding the commercial market for ORLADEYO;
•the potential for government stockpiling orders of our products and product candidates, including the timing or likelihood of entering into any U.S. Government stockpile order and our ability to execute any such order;
•the closing out or expiration of our contracts with the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services (“BARDA/HHS”) and the National Institute of Allergy and Infectious Diseases within the HHS (“NIAID/HHS”) for the development of galidesivir and our plans regarding the galidesivir program;
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
i

•our financial performance; and
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
•Our success depends upon our ability to manage our product candidate pipeline, advance our product candidates through the various stages of development, especially through the clinical trial process, to receive and maintain regulatory approval for the commercial sale of our product candidates, and to successfully commercialize any approved products. The development process and related regulatory processes are complex and uncertain, may be lengthy and expensive, and require, among other things, an indication that our products and product candidates are safe and effective. For example, applicable regulatory agencies could refuse to approve, or impose restrictions or warnings on, our product candidates, require us to conduct additional studies or adopt study designs that differ from our planned development strategies, suspend or terminate our clinical trials, or take other actions that could materially impact the cost, timing, and success of our planned development strategies.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$246,899	$504,389
Restricted cash	1,444	3,345
Investments	179,959	3,212
Trade receivables	42,610	29,413
Inventory	27,019	15,791
Prepaid expenses and other current assets	11,070	9,986
Total current assets	509,001	566,136
Property and equipment, net	8,464	8,714
Long-term investments	34,332	6,829
Other assets	6,797	6,472
Total assets	$558,594	$588,151

Liabilities and Stockholders’ Deficit
Accounts payable	$8,622	$27,808
Accrued expenses	69,265	72,670
Deferred revenue	1,554	1,421
Lease financing obligation	2,196	1,819
Total current liabilities	81,637	103,718
Lease financing obligation	5,968	5,962
Royalty financing obligations	489,781	449,375
Secured term loan	223,867	136,082
Stockholders’ equity:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 186,411 as of September 30, 2022 and 184,350 as of December 31, 2021	1,864	1,843
Additional paid-in capital	1,138,654	1,098,498
Accumulated other comprehensive (loss) income	(98)	177
Accumulated deficit	(1,383,079)	(1,207,504)
Total stockholders’ deficit	(242,659)	(106,986)
Total liabilities and stockholders’ deficit	$558,594	$588,151
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data-Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Product sales, net	$75,213	$39,141	$189,647	$90,442
Royalty revenue	600	322	1,487	(447)
Milestone revenue	—	—	—	15,000
Collaborative and other research and development	14	1,531	148	5,017
Total revenues	75,827	40,994	191,282	110,012
Expenses
Cost of product sales	3,543	591	4,025	6,811
Research and development	52,740	49,971	180,090	145,279
Selling, general and administrative	36,919	34,992	109,218	83,431
Royalty	70	24	73	34
Total operating expenses	93,272	85,578	293,406	235,555
Loss from operations	(17,445)	(44,584)	(102,124)	(125,543)
Interest and other income	1,760	9	2,423	48
Interest expense	(24,775)	(14,115)	(72,634)	(40,514)
Foreign currency losses, net	(538)	(111)	(583)	(274)
Loss before income taxes	(40,998)	(58,801)	(172,918)	(166,283)
Income tax expense	1,522	—	2,657	—
Net loss	$(42,520)	$(58,801)	$(175,575)	$(166,283)
Foreign currency translation adjustment	695	28	877	114
Unrealized loss on available for sale investments	(808)	(1)	(1,152)	(3)
Comprehensive loss	$(42,633)	$(58,774)	$(175,850)	$(166,172)

Basic and diluted net loss per common share	$(0.23)	$(0.33)	$(0.95)	$(0.93)
Weighted average shares outstanding	186,180	179,106	185,566	178,199

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands-Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(175,575)	$(166,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,041	606
Stock-based compensation expense	29,419	26,140
Non-cash interest expense on royalty financing obligations and secured term loan and amortization of debt issuance costs	55,119	36,440
Amortization of premium/discount on investments	(818)	35
Changes in operating assets and liabilities:
Receivables	(13,827)	(17,579)
Inventory	(11,263)	(6,630)
Prepaid expenses and other assets	(1,132)	(3,460)
Accounts payable and accrued expenses	(27,639)	16,692
Interest payable	6,345	3,884
Deferred revenue	329	457
Net cash used in operating activities	(138,001)	(109,698)

Cash flows from investing activities:
Acquisitions of property and equipment	(825)	(1,277)
Purchase of investments	(244,283)	—
Sales and maturities of investments	39,655	28,201
Net cash (used in) provided by investing activities	(205,453)	26,924

Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	10,756	12,250
Net proceeds from secured term loans	73,072	—
Net cash provided by financing activities	83,828	12,250
Effect of exchange rate on cash, cash equivalents, and restricted cash	235	69

Decrease in cash, cash equivalents and restricted cash	(259,391)	(70,455)
Cash, cash equivalents and restricted cash at beginning of period	507,734	274,348
Cash, cash equivalents and restricted cash at end of period	$248,343	$203,893
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except per share amounts-Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2021	$1,843	$1,098,498	$177	$(1,207,504)	$(106,986)
Net loss	—	—	—	(74,196)	(74,196)
Other comprehensive income	—	—	9	—	9
Employee stock purchase plan sales, 115 shares, net	1	1,503	—	—	1,504
Exercise of stock options, 1,108 shares, net	12	5,841	—	—	5,853
Stock-based compensation expense	—	9,601	—	—	9,601
Balance at March 31, 2022	$1,856	$1,115,443	$186	$(1,281,700)	$(164,215)
Net loss	—	—	—	(58,859)	(58,859)
Other comprehensive loss	—	—	(171)	—	(171)
Exercise of warrants, 253 shares	3	—	—	—	3
Exercise of stock options, 51 shares, net	—	145	—	—	145
Stock-based compensation expense	—	9,865	—	—	9,865
Balance at June 30, 2022	$1,859	$1,125,453	$15	$(1,340,559)	$(213,232)
Net loss	—	—	—	(42,520)	(42,520)
Other comprehensive loss	—	—	(113)	—	(113)
Employee stock purchase plan sales, 145 shares, net	1	1,356	—	—	1,357
Exercise of stock options, 390 shares, net	4	1,892	—	—	1,896
Stock-based compensation expense	—	9,953	—	—	9,953
Balance at September 30, 2022	$1,864	$1,138,654	$(98)	$(1,383,079)	$(242,659)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2020	$1,769	$1,002,408	$3	$(1,023,442)	$(19,262)
Net loss	—	—	—	(64,284)	(64,284)
Other comprehensive income	—	—	179	—	179
Employee stock purchase plan sales, 193 shares, net	2	721	—	—	723
Exercise of stock options, 593 shares, net	6	2,171	—	—	2,177
Stock-based compensation expense	—	5,479	—	—	5,479
Balance at March 31, 2021	$1,777	$1,010,779	$182	$(1,087,726)	$(74,988)
Net loss	—	—	—	(43,198)	(43,198)
Other comprehensive loss	—	—	(95)	—	(95)
Exercise of stock options, 1,056 shares, net	10	4,564	—	—	4,574
Stock-based compensation expense	—	7,632	—	—	7,632
Balance at June 30, 2021	$1,787	$1,022,975	$87	$(1,130,924)	$(106,075)
Net loss	—	—	—	(58,801)	(58,801)
Other comprehensive income	—	—	27	—	27
Employee stock purchase plan sales, 123 shares, net	1	1,240	—	—	1,241
Exercise of stock options, 942 shares, net	10	3,525	—	—	3,535
Stock-based compensation expense	—	13,029	—	—	13,029
Balance at September 30, 2021	$1,798	$1,040,769	$114	$(1,189,725)	$(147,044)
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
The Company’s marketed products include oral, once-daily ORLADEYO® for the prevention of hereditary angioedema (“HAE”) attacks and RAPIVAB® (peramivir injection) for the treatment of acute uncomplicated influenza in the United States. ORLADEYO received regulatory approval in the United States in December 2020. ORLADEYO has also received regulatory approvals in multiple global markets. The Company is commercializing ORLADEYO in each of these territories directly or through distributors, except in Japan where Torii Pharmaceutical Co., Ltd., the Company’s collaborative partner, has the exclusive right to commercialize ORLADEYO for the prevention of HAE attacks in exchange for certain milestone and royalty payments to the Company. In addition to its approval in the United States, peramivir injection has received regulatory approvals in Canada, Australia, Japan, Taiwan and Korea.
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at September 30, 2022 will be sufficient to fund its operations for at least the next 12 months. The Company has sustained operating losses for the majority of its corporate history and expects that its 2022 expenses will exceed its 2022 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company regularly evaluates other opportunities to fund future operations, including: (1) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts; (2) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (3) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (4) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (5) reducing spending on one or more research and development programs, including by discontinuing development; and/or (6) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.
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
Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not probable at the inception of the agreement and (ii) the Company has a right to payment. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.
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
Restricted Cash
Restricted cash of $21 and $1,924 as of September 30, 2022 and December 31, 2021, respectively, reflects royalty revenue paid by Shionogi designated for interest on the PhaRMA Notes (defined in Note 6). Additionally, restricted cash of $1,423 and $1,421 as of September 30, 2022 and December 31, 2021, respectively, reflects collateral for a letter of credit the Company is required to maintain associated with the lease execution and build-out of its Birmingham research facilities.
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
The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At September 30, 2022, the Company believes that the cost of its investments is recoverable in all material respects.

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
The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of September 30, 2022 and December 31, 2021, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
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
Deferred collaboration expenses represent sublicense payments, paid to the Company’s academic partners upon receipt of consideration from various commercial partners, and other consideration paid to the Company’s academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from the Company’s commercial partners and are being expensed in proportion to the related revenue being recognized. The Company believes that this accounting treatment appropriately matches expenses with the associated revenue.

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
Advertising expenses related to ORLADEYO were $3,476 and $11,555 for the three and nine months ended September 30, 2022, respectively, and $1,492 and $4,696 for the three and nine months ended September 30, 2021, respectively.
All patent related costs are expensed to selling, general and administrative expenses when incurred as recoverability of such expenditures is uncertain.
Leases
The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases as of September 30, 2022. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most operating leases.
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
Stock-Based Compensation
All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in the Company’s Consolidated Statements of Comprehensive Loss based on their fair values. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The fair value of restricted stock unit awards is based on the grant date closing price of the common stock. Stock-based compensation cost is recognized as expense on a straight-line basis over the requisite service period of the award. In addition, the Company has outstanding performance-based stock options and restricted stock units for which no compensation expense is recognized until “performance” is deemed to have occurred.
Interest Expense and Deferred Financing Costs
Interest expense for the three and nine months ended September 30, 2022 was $24,775 and $72,634, respectively, and $14,115 and $40,514 for the three and nine months ended September 30, 2021, respectively, and primarily relates to the royalty financing obligations (Note 6), the secured term loan borrowing from the Credit Agreement (Note 7) and the PhaRMA Notes (Note 6). Costs directly associated with the borrowings have been capitalized and are netted against the corresponding debt liabilities on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the corresponding borrowings using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $(258) and $(597) for the three and nine months ended September 30, 2022, respectively, and $(158) and $(369) for the three and nine months ended September 30, 2021, respectively.
In December 2021, the PhaRMA Notes and associated accrued interest payable was written-off into other income as a debt extinguishment (Refer to “Note 6—Royalty Monetizations—RAPIACTA—Non-Recourse Notes Payable – Debt Extinguishment” for additional information regarding the debt extinguishment).

Interest Expense and Royalty Financing Obligations
The royalty financing obligations are eligible to be repaid based on royalties from net sales of ORLADEYO, BCX9930, and another earlier stage Factor D inhibitor (BCX10013). Interest expense is accrued using the effective interest rate method over the estimated period each of the related liabilities will be paid. This requires the Company to estimate the total amount of future royalty payments to be generated from product sales over the life of the agreement. The Company imputes interest on the carrying value of each of the royalty financing obligations and records interest expense using an imputed effective interest rate. The Company reassesses the expected royalty payments each reporting period and accounts for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs require that the Company make estimates that could impact the carrying value of each of the liabilities, as well as the periods over which associated issuance costs will be amortized. A significant increase or decrease in forecasted net sales could materially impact each of the liability balances, interest expense and the time periods for repayment.
Income Taxes
The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.
Beginning in fiscal year 2021, the Company began accruing foreign income taxes as a result of increased nexus in foreign jurisdictions where historically the Company had no presence.
In addition, starting in 2022, amendments to Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”), will no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil. As a result of this tax law change, the Company has recorded a U.S. state tax provision for the nine months ended September 30, 2022.
Net Loss Per Share
Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s equity compensation plans were anti-dilutive. The calculation of diluted earnings per share does not include 26,236 and 25,918 shares of potential common stock for the three and nine months ended September 30, 2022, respectively, and 28,472 and 26,131 shares of potential common stock for the three and nine months ended September 30, 2021, respectively, as their impact would be anti-dilutive.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive income and recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. There were no realized gains or losses reclassified out of accumulated other comprehensive income for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, realized gains of $1 were reclassified out of accumulated other comprehensive loss.
Significant Customers and Other Risks
Significant Customers
The Company’s primary sources of revenue and cash flow are the sales of ORLADEYO in the United States and other global markets as well as sales of RAPIVAB (peramivir injection) under the Company's procurement contract with the Assistant Secretary for Preparedness and Response within HHS. Additionally, the Company receives reimbursement of galidesivir (formerly BCX4430) development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS.
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
The Company is distributing ORLADEYO in other global markets directly or through distributors, except in Japan where Torii, the Company’s collaborative partner, has the exclusive right to commercialize ORLADEYO.
The Company relies on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its galidesivir program. Accordingly, reimbursement of these expenses has represented a significant portion of the Company’s collaborative and other research and development revenues. All government funding for galidesivir is expected to expire in 2022.
Additionally, HHS is the primary customer for RAPIVAB, and it has exercised the remaining option for the purchase of RAPIVAB under the procurement contract with the Company.
Further, the Company’s drug development activities are performed by a limited group of third-party vendors. If any of these vendors were unable to perform its services, this could significantly impact the Company’s ability to complete its drug development activities.
Risks from Third-Party Manufacturing and Distribution Concentration
The Company relies on single source manufacturers for active pharmaceutical ingredient and finished drug product manufacturing of product candidates in development and on a single specialty pharmacy for distribution of approved drug product in the United States. Delays or disruption in the manufacture or distribution of any product could adversely impact the future procurement stockpiling of the Company’s product candidates and commercial revenue, respectively.
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
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the nine months ended September 30, 2022, as compared to the recent accounting pronouncements described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that the Company believes are of significance or potential significance to the Company.

Note 2 — Revenue
The Company recorded the following revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales, net:
ORLADEYO	$65,395	$36,711	$179,492	$76,023
RAPIVAB	6,953	2,430	7,290	7,165
Peramivir	2,865	—	2,865	7,254
Total product sales, net	75,213	39,141	189,647	90,442
Royalty revenue	600	322	1,487	(447)
Milestone revenue	—	—	—	15,000
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	14	1,531	148	5,017
Total collaborative and other research and development revenues	14	1,531	148	5,017
Total revenues	$75,827	$40,994	$191,282	$110,012
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

	September 30, 2022
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$205,133	$284	$5	$(1,074)	$204,348
Corporate debt securities	7,337	37	—	(64)	7,310
Certificates of deposit	2,655	10	—	(32)	2,633
Total investments	$215,125	$331	$5	$(1,170)	$214,291

	December 31, 2021
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$4,043	$17	$—	$(7)	$4,053
Corporate debt securities	4,294	40	—	(5)	4,329
Certificates of deposit	1,652	8	—	(1)	1,659
Total investments	$9,989	$65	$—	$(13)	$10,041

The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Maturing in one year or less	$179,959	$3,212
Maturing after one year through two years	34,332	6,829
Total investments	$214,291	$10,041

Note 4 — Trade Receivables
Product Sales
Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO and RAPIVAB. At September 30, 2022 and December 31, 2021, receivables related to sales of ORLADEYO were $39,565 and $27,384, respectively. At September 30, 2022 and December 31, 2021, receivables related to sales of RAPIVAB were $28 and $49, respectively. No reserve or allowance amounts were recorded as of both September 30, 2022 and December 31, 2021.
Collaborations
Receivables from collaborations were as follows (in thousands):

	September 30, 2022
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$293	$243	$536
Shionogi & Co. Ltd.	1,893	—	1,893
Royalty receivables from partners	588	—	588
Total receivables	$2,774	$243	$3,017

	December 31, 2021
	Billed	Unbilled	Total
U.S. Department of Health and Human Services	$5	$1,670	$1,675
Royalty receivables from partners	305	—	305
Total receivables	$310	$1,670	$1,980
As of both September 30, 2022 and December 31, 2021, the Company maintained a reserve of $701 related to royalties associated with Green Cross.
Note 5 — Inventory
At September 30, 2022 and December 31, 2021, the Company’s inventory primarily related to ORLADEYO. Additionally, inventory included RAPIVAB and peramivir, which is manufactured for the Company’s partners.
The Company’s inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$8,419	$5,658
Work-in-process	15,364	9,669
Finished goods	3,481	709
Total inventory	$27,264	$16,036
Reserves	(245)	(245)
Total inventory, net	$27,019	$15,791

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
As part of the transaction, the Company entered into a purchase and sale agreement dated as of March 9, 2011 with Royalty Sub, whereby the Company transferred to Royalty Sub, among other things, (i) its rights to receive certain royalty and milestone payments from Shionogi arising under the Shionogi Agreement and (ii) the right to receive payments under a Japanese yen/U.S. dollar foreign currency hedge arrangement (as further described below, the “Currency Hedge Agreement”) put into place by the Company in connection with the transaction. Royalty payments are paid by Shionogi in Japanese yen, and any milestone payments will be paid in U.S. dollars. The Company’s collaboration with Shionogi was not impacted as a result of this transaction.
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
Under the 2021 RPI Royalty Purchase Agreement, RPI is also entitled to receive tiered, sales-based royalties on net product sales of BCX9930 and another earlier stage Factor D inhibitor (BCX10013) in an amount equal to: (i) 3.0% of worldwide aggregate annual net sales up to $1,500,000 and (ii) 2.0% of worldwide aggregate annual net sales between $1,500,000 and $3,000,000. No royalty payments are payable on annual net sales above $3,000,000. RPI is also entitled to receive tiered profit share amounts of up to 3.0% from certain other permitted sales in certain other markets.
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
The cash consideration obtained pursuant to the Royalty Purchase Agreements is recorded in “Royalty financing obligations” on the Company’s Consolidated Balance Sheets. The fair value for the royalty financing obligations at the time of the transactions was based on the Company’s estimates of future royalties expected to be paid to the counterparty over the life of the arrangement. The Company subsequently records the obligations at its carrying value using the effective interest method. In order to amortize the royalty financing obligations, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success, and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate.
During the three months ended September 30, 2022, the Company adjusted its forecasts related to its R&D programs and ORLADEYO sales. Accordingly, this impacted the amount and timing of expected royalties to be made under the RPI Royalty Purchase Agreements. As a result, the effective interest rate related to the 2020 RPI Royalty Purchase Agreement decreased from 25.5% to 23.1%, and the effective interest rate related to the 2021 RPI Royalty Purchase Agreement decreased from 12.1% to 11.0%. Additionally, the effective interest rate related to the OMERS Agreement increased from 8.5% to 10.6%.

The following table shows the activity within the Royalty financing obligations account (in thousands) as well as the effective interest rate as of September 30, 2022:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2021	$147,224	$153,377	$148,774	$449,375
Deferred financing costs	—	(34)	—	(34)
Non-cash Interest expense on Royalty financing obligations	10,165	6,327	3,157	19,649
Royalty revenues paid and payable	(4,385)	(380)	—	(4,765)
Balance as of March 31, 2022	$153,004	$159,290	$151,931	$464,225
Non-cash Interest expense on Royalty financing obligations	10,462	6,020	3,224	19,706
Royalty revenues paid and payable	(5,764)	(501)	—	(6,265)
Balance as of June 30, 2022	$157,702	$164,809	$155,155	$477,666
Non-cash Interest expense on Royalty financing obligations	9,938	4,903	3,619	18,460
Royalty revenues paid and payable	(5,837)	(508)	—	(6,345)
Balance as of September 30, 2022	$161,802	$169,204	$158,774	$489,781

Effective interest rate	23.1%	11.0%	10.6%
Deferred issuance costs pursuant to the Royalty financing obligations, which consist primarily of advisory and legal fees, totaled $8,531 as of September 30, 2022. The Royalty financing obligations liabilities and the associated deferred issuance costs are amortized using the effective interest method over the term of the arrangement, in accordance with the respective guidance.
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
Note 7 — Debt
Credit Agreement
On December 7, 2020, the Company entered into a $200,000 Credit Agreement (the “Credit Agreement”) with Athyrium Opportunities III Co-Invest 1 LP (“Athyrium”), as lender and as administrative agent for the lenders. Certain of the Company’s direct and indirect subsidiaries are guarantors to the Credit Agreement. The Credit Agreement provides for an initial term loan in the principal amount of $125,000 (the “Term A Loan”), which was received by the Company on December 7, 2020 and is recorded in “Secured term loan” on the Company’s balance sheet as of September 30, 2022. The Company used a portion of the proceeds from the Term A Loan to repay $43,298 of outstanding indebtedness, including accrued interest, under its prior credit facility with MidCap Financial Trust.
The Credit Agreement also provided for two additional term loans, at the Company’s option, in the respective principal amounts of $25,000 (the “Term B Loan”) and $50,000 (the “Term C Loan” and, collectively with the Term A Loan and the Term B Loan, the “Term Loans”). Having achieved all required revenue-based milestones, the Company exercised its option to draw upon the additional funding available under the Credit Agreement, borrowing the principal amounts of $25,000 under the Term B Loan and $50,000 under the Term C Loan. Both the Term B Loan and the Term C Loan were funded on July 29, 2022 in the aggregate principal amount of $75,000. The Term B Loan and the Term C Loan are subject to all the provisions under the Credit Agreement.
On November 19, 2021, the Company entered into an amendment to the Credit Agreement (i) to permit the Company to enter into the 2021 RPI Royalty Purchase Agreement, the OMERS Royalty Purchase Agreement, and the

other definitive documentation related thereto and to perform its obligations thereunder; (ii) to require the Company to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Credit Agreement in the event that the Company did not draw the Term B Loan or the Term C Loan, as applicable, by the end of the applicable period available to draw the Term B Loan or the Term C Loan, subject to certain exceptions set forth in the Credit Agreement; and (iii) to require the Company to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Credit Agreement in the event that the Company either (x) terminated the commitments in respect of the Term B Loan or the Term C Loan, as applicable, on or prior to the end of the applicable period available to draw the Term B Loan or the Term C Loan, or (y) prepays or repays, or is required to prepay or repay, voluntarily or pursuant to mandatory prepayment obligations under the Credit Agreement (e.g., with the proceeds of certain asset sales, certain ORLADEYO out-licensing or royalty monetization transactions (excluding the Royalty Sales), extraordinary receipts, debt issuances, or upon a change of control of the Company and specified other events, subject to certain exceptions), all of the then-outstanding Term Loans, in each case, subject to certain exceptions set forth in the Credit Agreement.
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
The three-month LIBOR was 2.31% as of June 28, 2022, the LIBOR measurement date for the three-month interest period beginning July 1, 2022. Accordingly, this LIBOR rate plus 10.25% was used to record interest expense for the three months ended September 30, 2022.
The three-month LIBOR was 3.67% as of September 28, 2022, the LIBOR measurement date for the three-month interest period beginning October 1, 2022. As the LIBOR rate exceeds the LIBOR cap of 3.50%, the 3.50% cap plus 10.25% will be used to record interest expense for the three-month interest period beginning October 1, 2022.
Subject to certain exceptions, the Company is required to make mandatory prepayments of the Term Loans with the proceeds of certain asset sales, certain ORLADEYO out-licensing or royalty monetization transactions (excluding the Royalty Sales), extraordinary receipts, debt issuances, or upon a change of control of the Company and specified other events. The Company may make voluntary prepayments in whole or in part. Prepayments are subject to a premium equal to, (i) with respect to any voluntary prepayment and certain mandatory prepayments paid on or prior to the second anniversary of the applicable Term Loan borrowing date, the amount, if any, by which (a) the sum of (1) 102.00% of the principal amount of the Term Loan being prepaid plus (2) the present value of all interest that would have accrued on the principal amount of the Term Loan being prepaid through and including the second anniversary of the date of the borrowing of such Term Loan, plus 0.50%, exceeds (b) the principal amount of the Term Loan being prepaid; (ii) with respect to any prepayment made between the second and third anniversaries of the applicable Term Loan borrowing date, 2.00% of the principal amount of the Term Loan being prepaid; (iii) with respect to any prepayment made between the third and fourth anniversaries of the applicable Term Loan borrowing date, 1.00% of the principal amount of the Term Loan being prepaid; and (iv) with respect to any prepayment made after the fourth anniversary of the applicable Term Loan borrowing date, 0.00% of the principal amount of the Term Loan being prepaid. Upon the prepayment or repayment, including at maturity, of all or any of the Term Loans, the Company is obligated to pay an exit fee in an amount equal to 2.00% of the principal amount of the Term Loans prepaid or repaid. In addition, each Term Loan is subject to a 1.00% commitment fee at its respective borrowing date.
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
As of September 30, 2022, the Company had total borrowings of $200,000 under the Credit Agreement. Quarterly interest payments under the Credit Agreement for the nine months ended September 30, 2022 and 2021 totaled $15,311 and $11,815, respectively, and have been designated and accounted for as PIK Interest Payments and added to the outstanding principal balance of the borrowing. As of September 30, 2022, borrowings, including the PIK Interest Payments, totaled $232,376. The principal balance of the borrowings, including PIK amounts, is accruing interest at an effective rate of 12.68%. The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.
During the three months ended September 30, 2022, the Company incurred deferred debt fees and issuance costs associated with the Term B and Term C Loans of $3,428. As of September 30, 2022, deferred debt fees and issuance costs associated with all Term Loans under the Credit Agreement totaled $12,509 and are being amortized as interest expense on an effective interest rate method over the remaining term of the Term Loans. When utilizing the effective interest method, in periods in which PIK interest is designated and those amounts are added to the outstanding principal balance of the borrowing, the amortization of the deferred debt fees and issuance costs is accretive. Deferred financing amortization of $(597) and $(369), was recognized for the nine months ended September 30, 2022 and 2021, respectively.
The Credit Agreement contains two provisions that, if deemed probable, would create the recognition of an embedded feature; however, at this time, the Company does not believe either provision is probable.
Note 8 — Lease Obligations
The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases as of September 30, 2022. Renewal options for the Company's leases range from 1 to 5 years in length and begin from 2023 through 2026.
Aggregate lease expense under operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Aggregate lease expense	$634	$393	$1,854	$1,306

Other supplemental information related to leases was as follows:

	As of September 30, 2022	As of December 31, 2021
Weighted average remaining lease term	8.4 years	9.2 years
Weighted average discount rate	10.9%	11.2%
All of the Company’s leases qualify as operating leases. The following table summarizes the presentation in the Consolidated Balance Sheets of the Company’s operating leases:

	Balance Sheet Location	As of September 30, 2022	As of December 31, 2021
Assets:
Operating lease assets, net	Other Assets	$6,797	$6,472
Liabilities:
Current operating lease liabilities	Lease financing obligation – current liabilities	$2,196	$1,819
Non-current operating lease liabilities	Lease financing obligation – long-term liabilities	5,968	5,962
Total operating lease liabilities		$8,164	$7,781
Operating lease assets are recorded net of accumulated amortization of $3,874 and $2,626 as of September 30, 2022 and December 31, 2021, respectively.
Cash paid for amounts included in the measurement of lease liabilities was $615 and $1,796 for the three and nine months ended September 30, 2022, respectively, and $306 and $1,125 for the three and nine months ended September 30, 2021, respectively.
Maturities of operating lease liabilities as of September 30, 2022, are as follows (in thousands):

2022 (remaining)	$684
2023	2,334
2024	1,785
2025	1,441
2026	651
Thereafter	6,734
Total lease payments	13,629
Less imputed interest	(5,465)
Total	$8,164
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
Note 10 — Stock-Based Compensation
As of September 30, 2022, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 18, 2022 and approved by the Company’s stockholders on June 7, 2022. The Inducement Plan was most recently amended and restated by the Board of Directors on August 26, 2022. The ESPP was most recently amended and restated on April 1, 2021 and approved by the Company’s stockholders on May 25, 2021.
Stock-based compensation expense of $29,421 ($23,687 of expense related to the Incentive Plan, $4,604 of expense related to the Inducement Plan, and $1,130 of expense related to the ESPP) was recognized during the nine months ended September 30, 2022, while $26,140 ($19,973 of expense related to the Incentive Plan, $5,025 of expense related to the Inducement Plan and $1,142 of expense related to the ESPP) was recognized during the nine months ended September 30, 2021.
There was approximately $100,171 of total unrecognized compensation expense related to non-vested stock option and restricted stock unit awards granted by the Company as of September 30, 2022. As of September 30, 2022, the Company expected to recognize that expense as follows: $10,707 during the remainder of 2022, $35,987 in 2023, $31,537 in 2024, $19,524 in 2025 and $2,416 in 2026. In addition, the Company has outstanding performance-based stock options and restricted stock unit awards for which no compensation expense is recognized until “performance” has occurred and the award vests.
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
In December 2014, the Company issued 1,250 performance-based stock options. These awards vest upon successful completion of specific development milestones. As of September 30, 2022, 85% of these grants have vested.
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

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2021	3,651	28,685	$7.90
Plan amendment	8,000	—	—
Restricted stock unit awards granted	(681)	—	—
Restricted stock unit awards cancelled	218	—	—
Stock option awards granted	(813)	813	11.10
Stock option awards exercised	—	(1,334)	5.65
Stock option awards cancelled	787	(787)	10.02
Balance September 30, 2022	11,162	27,377	$8.04
For stock option awards granted under the Incentive Plan during the first nine months of 2022 and 2021, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table following the next subsection. The weighted average grant date fair value of these awards granted during the first nine months of 2022 and 2021 was $7.78 and $8.11, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. For restricted stock units granted under the Incentive Plan, the fair value of the awards was determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first nine months of 2022 and 2021 was $13.18 and $10.17, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
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
Related activity under the Inducement Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2021	900	4,408	$6.20
Plan amendment	1,926	—	—
Restricted stock unit awards granted	(424)	—	—
Restricted stock unit awards cancelled	2	—	—
Stock option awards granted	(1,381)	1,381	13.84
Stock option awards exercised	—	(196)	3.77
Stock option awards cancelled	323	(323)	7.02
Balance September 30, 2022	1,346	5,270	$8.28
For stock option awards granted under the Inducement Plan during the first nine months of 2022 and 2021, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during the first nine months of 2022 and 2021 was $9.72 and $9.74, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. For restricted stock units granted under the Inducement Plan, the fair value of the awards was determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first nine months of 2022 was $13.38. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method. No restricted stock unit awards were granted under the Inducement Plan during the first nine months of 2021.
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under all plans during the first nine months of 2022 and 2021, respectively. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted to
Employees and Directors under the Plans

	2022	2021
Expected Life in Years	5.5	5.5
Expected Volatility	84.1%	84.2%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.9%	0.8%
Employee Stock Purchase Plan
The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 5,792 shares remain available for purchase as of September 30, 2022. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates, and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. During the nine months ended September 30, 2022, and 2021, the Company issued 260 and 316 shares under the ESPP, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.
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
Biomedical Advanced Research and Development Authority. In March 2015, BARDA/HHS awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of September 30, 2022, a total of $20,574 has been awarded under exercised options within this contract. The most recent development option was completed as of September 30, 2022.
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
The Company expects all government funding for its galidesivir program to expire in 2022.
U.S. Department of Health and Human Services. In September 2018, HHS awarded the Company a $34,660 contract for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period. On August 25, 2022, the Company announced that HHS had exercised its remaining option under the contract to purchase 10,000 doses of RAPIVAB for $6,932. As of September 30, 2022, the Company has delivered a total of 39,980 RAPIVAB doses of the 50,000 RAPIVAB doses available under the contract with HHS for a total of $27,714.
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
We built out our U.S. commercial infrastructure in 2020 to support the launch of ORLADEYO in the United States and are continuing to build our commercial infrastructure to support additional launches in Europe and elsewhere. Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the United States and Europe, and our first full year of experience with the ORLADEYO launch in 2021, we anticipate the commercial market for ORLADEYO has the potential to reach a global peak of $1 billion in annual net ORLADEYO revenues. We expect at least 70 to 80 percent of our revenue at peak to come from the United States. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different. There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part II, Item 1A of this report for further discussion of these risks.
Revenue from sales of ORLADEYO for the three and nine months ended September 30, 2022 is discussed under “Results of Operations” in this MD&A, and expected ORLADEYO revenue for 2022 is discussed under “Financial Outlook for 2022” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the conversion of patients from our clinical trials and early access programs to commercial customers, our pricing strategy, and market trends. We are continuing to monitor and analyze this data as we continue to commercialize ORLADEYO.
Complement Program. The goal of our overall complement program is to advance several oral compounds across multiple pathways in the complement system to treat many complement-mediated diseases. These compounds include BCX9930 and BCX10013, which target the alternative pathway of complement. In addition, we are pursuing oral medicines directed at other targets across the classical, lectin, and terminal pathways of the complement system.
BCX9930 is a novel, oral, potent, and selective small molecule inhibitor of Factor D discovered by us and in clinical development for the treatment of complement-mediated diseases. Based on the safety and proof-of-concept data generated in patients with paroxysmal nocturnal hemoglobinuria (“PNH”), the program has advanced to pivotal studies of oral BCX9930 in PNH and to a proof-of-concept trial of oral BCX9930 in three renal complement-mediated diseases, C3 glomerulopathy (“C3G”), IgA nephropathy (“IgAN”), and primary membranous nephropathy (“PMN”). The goal of the program is to develop oral BCX9930 as a monotherapy for complement-mediated diseases. Refer to the “Recent Developments” section below for updates on the BCX9930 program. Refer also to “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—Our success depends upon our ability to manage our product candidate pipeline, advance our product candidates through the various stages of development, especially through the clinical trial process, and to receive regulatory approval for the commercial sale of our product candidates” in Part II, Item 1A of this report for a discussion of certain risks and uncertainties associated with our BCX9930 program. There can be no assurance that our development plan for the program will succeed.
BCX10013 is a novel, potent, and specific Factor D inhibitor. The preclinical and early clinical profile from approximately 90 healthy volunteers to date suggests BCX10013 could have the properties of a once-daily oral therapy, and we expect to report preliminary data from healthy volunteers in the first quarter of 2023. A goal of the ongoing clinical program is to confirm this once-daily profile with healthy volunteer and patient data.
Galidesivir. Galidesivir is a broad-spectrum antiviral (“BSAV”) that has been shown to be active against more than 20 RNA viruses in nine different families. The objective of our BSAV program is to develop galidesivir as a broad-spectrum therapeutic for viruses that pose a threat to national health and security. The primary focus of the program is treatment of hemorrhagic fever viruses. The galidesivir program has been substantially funded with federal funds from the National Institute of Allergy and Infectious Diseases within the U.S. Department of Health and Human Services (“NIAID/HHS”) and by the Biomedical Advanced Research and Development Authority within the HHS (“BARDA/HHS”). Refer to the “Recent Developments” section below for updates on the galidesivir program, including the expected expiration of government funding for galidesivir in 2022. The Company has no plans to continue the galidesivir program without government funding.
BCX9250. The goal of our activin receptor-like kinase-2 inhibitor program is to discover and develop orally administered kinase inhibitor drug candidates that are able to slow or prevent the irregular formation of bone outside the normal skeleton, also known as heterotopic ossification (“HO”), that affects patients with fibrodysplasia ossificans progressiva (“FOP”). In a phase 1 clinical trial in healthy volunteers, BCX9250 was safe and well tolerated at all doses studied, with linear and dose-proportional exposure supporting once-daily dosing. Refer to the “Recent Developments” section below for updates on the BCX9250 program, including our decision to stop the BCX9250 program and redirect the investment to the other opportunities we have to serve patients with complement-mediated diseases.
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
Critical Accounting Policies and Estimates
The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis, as situations change, and regularly discuss financial events, policies, and issues with members of our audit committee and our independent registered public accounting firm. In particular, we routinely evaluate our estimates and policies regarding revenue recognition, administration, inventory and manufacturing, taxes, stock-based compensation, research and development, consulting and other expenses and any associated liabilities. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See “Critical Accounting Policies” at the end of this MD&A for a description of accounting policies that we believe are the most critical to aid you in fully understanding and evaluating our reported financial results and that affect the more significant judgments and estimates that we use in the preparation of our financial statements.
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
On August 18, 2022, we announced that the Saudi Food and Drug Authority has approved ORLADEYO to prevent attacks of HAE in adults and pediatric patients 12 years of age and older in Saudi Arabia.
Complement-Mediated Diseases
BCX9930
On August 4, 2022, we announced that the FDA lifted its partial clinical hold on the BCX9930 program and that we will resume enrollment in global clinical trials under revised protocols at a reduced dose of 400 mg twice-daily of BCX9930. This includes the REDEEM-1 and REDEEM-2 pivotal trials in patients with PNH and the RENEW proof-of-concept trial in patients with C3G, IgAN, and PMN. Clinical evidence and recent laboratory and nonclinical studies have informed our hypothesis that crystals form in the kidneys of some patients. We believe that lowering the dose to 400 mg and ensuring adequate hydration will dilute the concentration of drug in the urine below the threshold where crystals can form. Our goal is to find a safe and effective dose for BCX9930. We expect this can be accomplished in a reasonable timeframe after resuming enrollment, in a relatively small number of patients given the rate and timing of the serum creatinine rises in patients prior to the enrollment pause. If successful, we plan to invest more significantly in BCX9930 to tap the full potential of reaching many patients suffering from a number of alternative pathway diseases, and, if not successful, we will stop investment in BCX9930 and move on to other molecules in the pipeline.

On November 1, 2022, we announced that screening has begun for new patients to participate in the clinical trials with BCX9930, and we expect to have data from approximately 15 newly-enrolled patients by the middle of 2023 to inform our decision to either fully invest in the pivotal program, or to discontinue the BCX9930 program.
BCX10013
On November 1, 2022, we announced that we have begun a clinical program with BCX10013, a novel, potent, and specific Factor D inhibitor, and we expect to report preliminary data from healthy volunteers in the first quarter of 2023. The preclinical and early clinical profile from approximately 90 healthy volunteers to date suggests BCX10013 could have the properties of a once-daily oral therapy. A goal of the ongoing clinical program is to confirm this once-daily profile with healthy volunteer and patient data.
Additional Complement Targets
On November 1, 2022, we announced that, in addition to BCX9930 and BCX10013, which target the alternative pathway of complement, we are pursuing oral medicines directed at other targets across the classical, lectin and terminal pathways of the complement system. The goal of our overall complement program is to advance several oral compounds across multiple pathways in the complement system to treat many complement-mediated diseases.
Galidesivir
We previously disclosed that we are commencing the close out of our September 2013 galidesivir contract with NIAID/HHS. On August 25, 2022, we announced that our other government funding for galidesivir is expected to expire in 2022 and that we have no plans to continue the galidesivir program without government funding.
Fibrodysplasia Ossificans Progressiva
On November 1, 2022, we announced that we believe that patients with FOP, an ultra-rare disease, are likely to benefit from other oral ALK-2 inhibitors that currently are substantially ahead of BCX9250 in development. Considering the expectation that patients will be well-served by these other products, and the approximately $100 million in additional investment that would be required to advance BCX9250 to approval, we are stopping the BCX9250 program and redirecting this investment to the other opportunities we have to serve patients with complement-mediated diseases.

RAPIVAB (peramivir injection)

On August 25, 2022, we announced that the U.S. Department of Health and Human Services has exercised its option to purchase an additional 10,000 doses of RAPIVAB for $6.9 million. The order is the final of five purchase options from a $34.7 million contract the Centers for Disease Control and Prevention awarded in 2018 for the procurement of up to 50,000 doses of RAPIVAB over a five-year period.
Results of Operations (three months ended September 30, 2022 compared to the three months ended September 30, 2021)
For the three months ended September 30, 2022, total revenues were $75.8 million as compared to $41.0 million for the three months ended September 30, 2021. The increase was primarily due to ORLADEYO net revenue, including royalties, of $66.0 million, an increase of $29.0 million. RAPIVAB revenue increased $4.5 million for the three months ended September 30, 2022 due to a stockpiling sale of 10,000 units to HHS for $6.9 million as compared to a partial delivery of 3,420 units of RAPIVAB for $2.4 million for the same period in the prior year. Additionally, there was an increase in peramivir revenue of $2.9 million on a sale to one of our partners for the three months ended September 30, 2022. Contract revenue for the three months ended September 30, 2022 decreased $1.5 million compared to the same period in the prior year as existing contracts continue to close out.
Cost of product sales for the three months ended September 30, 2022 and 2021 was $3.5 million and $0.6 million, respectively. The cost of product sales in 2022 was primarily associated with the peramivir product sales to our partners and the RAPIVAB stockpiling sale to HHS whereas the cost of product sales in 2021 relates primarily to the partial RAPIVAB stockpiling sale to HHS.
Research and development (“R&D”) expenses increased to $52.7 million for the three months ended September 30, 2022 from $50.0 million for the three months ended September 30, 2021, primarily due to additional investment in the berotralstat program and expenses for BCX9250 prior to its discontinuation, partially offset by a reduction in spend on the

Factor D program, primarily BCX9930, as a result of the paused enrollment in clinical trials with BCX9930 that we announced on April 8, 2022. On August 4, 2022, it was announced that we would resume enrollment for the BCX9930 program.
The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total R&D expenses.

	Three Months Ended September 30,
	2022	2021
R&D expenses by program:
Factor D program	$22,108	$33,089
Berotralstat	9,339	6,821
FOP	7,245	600
Galidesivir	226	390
Peramivir	106	191
Other research, preclinical and development costs	13,716	8,880
Total R&D expenses	$52,740	$49,971
Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2022 were $36.9 million compared to $35.0 million in the three months ended September 30, 2021. The increase was primarily due to increased investment to support the U.S. commercial launch of ORLADEYO and the expansion of international operations. SG&A expenses for the three months ended September 30, 2021 included a one-time non-cash stock compensation charge of $7.0 million in connection with the accelerated vesting of certain outstanding stock options.
Interest expense for the three months ended September 30, 2022 was $24.8 million compared to $14.1 million for the three months ended September 30, 2021. The increase in interest expense was primarily associated with the sale of certain royalty payments under the 2021 RPI Royalty Purchase Agreement and the OMERS Royalty Purchase Agreement, which were entered into in November 2021, as well as the additional borrowing of $75.0 million by way of the Term B and Term C Loans under the Credit Agreement, which were funded on July 29, 2022. The nature of the royalty sales requires that we recognize a liability (the “Royalty Financing Obligations”) for the future sale of royalties under these agreements. These liabilities are amortized using the effective interest rate method, resulting in the recognition of non-cash interest expense over the estimated term of the Royalty Purchase Agreements (as defined in “Note 6—Royalty Monetizations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report).
Interest expense for the three months ended September 30, 2022 included $18.5 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligations and $6.3 million of interest expense, net of deferred financing amortization, associated with the borrowings under the Credit Agreement. Interest expense for the three months ended September 30, 2021 included $8.5 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligation under the 2020 RPI Royalty Purchase Agreement and $3.9 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Credit Agreement. Additionally, we recognized $1.7 million in interest expense on the non-recourse PhaRMA Notes issued in March 2011, which were written-off in December 2021.
For the three months ended September 30, 2022, other income, net of $1.2 million was comprised primarily of interest income of $1.8 million and net foreign currency losses of $0.5 million. Other expense for the three months ended September 30, 2021 was primarily related to net foreign currency losses of $0.1 million.
Results of Operations (nine months ended September 30, 2022 compared to the nine months ended September 30, 2021)
For the nine months ended September 30, 2022, total revenues were $191.3 million as compared to $110.0 million for the nine months ended September 30, 2021. The increase was primarily due to ORLADEYO net revenue, including royalties, of $180.9 million, an increase of $104.5 million. Additionally, other royalties increased $0.9 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. These increases were partially offset by a decrease in peramivir revenue of $4.4 million on sales to our partners. Additionally, a $15.0 million milestone payment related to the NHI approval of ORLADEYO in Japan was recognized in the prior year. Contract revenue for the nine months ended September 30, 2022 decreased $4.9 million compared to the same period in the prior year as existing contracts continue to close out.
Cost of product sales for the nine months ended September 30, 2022 and 2021 was $4.0 million and $6.8 million, respectively. The cost of product sales in both 2022 and 2021 was primarily associated with the peramivir product sales to our partners and RAPIVAB stockpiling sales to HHS. For the nine months ended September 30, 2021, sales of peramivir were higher than for the nine months ended September 30, 2022.
R&D expenses increased to $180.1 million for the nine months ended September 30, 2022 from $145.3 million for the nine months ended September 30, 2021, primarily due to increased investment in the development of the Factor D program (including BCX9930 and BCX10013), the FOP program, as well as other research, preclinical and development costs.
The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total R&D expenses.

	Nine Months Ended September 30,
	2022	2021
R&D expenses by program:
Factor D program	$102,799	$90,420
Berotralstat	23,028	24,472
FOP	14,937	1,621
Galidesivir	1,146	4,309
Peramivir	627	745
Other research, preclinical and development costs	37,553	23,712
Total R&D expenses	$180,090	$145,279
SG&A expenses for the nine months ended September 30, 2022 were $109.2 million compared to $83.4 million in the nine months ended September 30, 2021. The increase was primarily due to increased investment to support the U.S. commercial launch of ORLADEYO and the expansion of international operations. SG&A expenses for the nine months ended September 30, 2021 included a one-time non-cash stock compensation charge of $7.0 million in connection with the accelerated vesting of certain outstanding stock options.
Interest expense for the nine months ended September 30, 2022 was $72.6 million compared to $40.5 million for the nine months ended September 30, 2021. The increase in interest expense was primarily associated with the sale of certain royalty payments under the 2021 RPI Royalty Purchase Agreement and the OMERS Royalty Purchase Agreement, which were entered into in November 2021, as well as the additional borrowing of $75.0 million by way of the Term B and Term C Loans under the Credit Agreement, which were funded on July 29, 2022. The nature of the royalty sales requires that we recognize the Royalty Financing Obligations for the future sale of royalties under these agreements. These liabilities are amortized using the effective interest rate method, resulting in the recognition of non-cash interest expense over the estimated term of the Royalty Purchase Agreements.
Interest expense for the nine months ended September 30, 2022 included $57.8 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligations and $14.7 million of interest expense, net of deferred financing amortization, associated with the borrowings under the Credit Agreement. Interest expense for the nine months ended September 30, 2021 included $24.1 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligation under the 2020 RPI Royalty Purchase Agreement and $11.4 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Credit Agreement. Additionally, we recognized $4.9 million in interest expense on the non-recourse PhaRMA Notes issued in March 2011, which were written-off in December 2021.
For the nine months ended September 30, 2022, other income, net of $1.8 million was comprised of interest income of $2.4 million, partially offset by net foreign currency losses of $0.6 million. Other expense for the nine months ended September 30, 2021 was primarily related to net foreign currency losses of $0.3 million.

Liquidity and Capital Resources
Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; to a lesser extent, the PhaRMA Notes financing; our credit facilities; and more recently, the Royalty Sales and revenues from ORLADEYO. To date, we have been awarded a BARDA/HHS RAPIVAB development contract totaling $234.8 million, which expired on June 30, 2014; a NIAID/HHS galidesivir development contract totaling $47.3 million, which is in the process of being closed out; a second NIAID/HHS galidesivir development contract with a potential value totaling $43.9 million; and a BARDA/HHS galidesivir development contract with a potential value totaling $39.1 million. The total amount of funding obligated under awarded options under the active NIAID/HHS and BARDA/HHS galidesivir contracts is $53.6 million and $20.6 million, respectively. All government funding for galidesivir is expected to expire in 2022. In addition to the above, we have previously received funding from other sources, including other collaborative and other research and development agreements, government grants, equipment lease financing, facility leases, research grants, and interest income on our investments.
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
As of September 30, 2022, we had net working capital of $427.4 million, a decrease of approximately $35.0 million from $462.4 million at December 31, 2021. The decrease in working capital was primarily due to normal operating expenses associated with the development of our product candidates and commercialization of ORLADEYO. Our principal sources of liquidity at September 30, 2022 were approximately $246.9 million in cash and cash equivalents and approximately $180.0 million in investments considered available-for-sale.
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
As our commercialization activities and research and development programs continue to advance, our costs will increase. Our current and planned clinical trials, plus the related development, manufacturing, regulatory approval process requirements, and additional personnel resources and testing required for the continuing development of our product candidates and the commercialization of our products will consume significant capital resources and will increase our expenses. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our product candidates, the amount of funding or assistance, if any, we receive from new U.S. Government contracts or other new partnerships with third parties for the development and/or commercialization of our products and product candidates, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates, the success of our commercialization efforts for, and market acceptance of, our products, and the overall progression of our other programs. The impact of the ongoing COVID-19 pandemic on one or more of the foregoing factors could negatively affect our expenses, revenues, and cash utilization rate.

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
We expect that we will be required to raise additional capital to complete the development and commercialization of our current products and product candidates, and we may seek to raise capital in the future, including to take advantage of favorable opportunities in the capital markets. Additional funding, whether through additional sales of equity or debt securities, collaborative or other arrangements with corporate partners or from other sources, including governmental agencies in general and existing government contracts specifically, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs. Our future working capital requirements, including the need for additional working capital, will be largely determined by the advancement of our portfolio of product candidates and the commercialization of ORLADEYO, as well as any future decisions regarding the future of the RAPIVAB and galidesivir programs, including those relating to stockpiling procurement. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; the timing, scope and magnitude of commercial spending; and the level of required administrative support for our daily operations.
The restrictive covenants contained in our Credit Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lenders’ permission or without repaying all obligations outstanding under the Credit Agreement. These covenants limit our ability to, among other things, grant certain types of liens on our assets; make certain investments; incur or assume certain debt; engage in certain mergers, acquisitions, and similar transactions; dispose of assets; license certain property; distribute dividends; make certain restricted payments; change the nature of our business; engage in transactions with affiliates and insiders; prepay other indebtedness; or engage in sale and leaseback transactions. A breach of any of these covenants could result in an event of default under the Credit Agreement. As of September 30, 2022, we were in compliance with the covenants under the Credit Agreement.
Financial Outlook for 2022
Based on the reduced spending on the BCX9930 program in the first three quarters of the year, and lower than projected spending on the program for the remainder of the year, we now expect operating expenses for full year 2022, not including non-cash stock compensation, to be between $365 million and $370 million.
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
Milestone payments are recognized as licensing revenue upon the achievement of specified milestones if (i) the milestone is substantive in nature and the achievement of the milestone was not probable at the inception of the agreement and (ii) we have a right to payment. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue.
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
Deferred collaboration expenses represent sublicense payments paid to our academic partners upon receipt of consideration from various commercial partners, and other consideration to our academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from our commercial partners and are being expensed in proportion to the related revenue being recognized. We believe that this accounting treatment appropriately matches expenses with the associated revenue.
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
Stock-Based Compensation
All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in our Consolidated Statements of Comprehensive Loss based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term. We utilize the Black-Scholes option-pricing model to value our stock option awards and recognize compensation expense on a straight-line basis over the vesting periods. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, we have outstanding performance-based stock options and restricted stock units for which no compensation expense is recognized until “performance” has occurred. Significant management judgment is also required in determining estimates of future stock price volatility and forfeitures to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.
Interest Expense and Royalty Financing Obligations
The royalty financing obligations are eligible to be repaid based on royalties from net sales of ORLADEYO, BCX9930, and another earlier stage Factor D inhibitor (BCX10013). Interest expense is accrued using the effective interest rate method over the estimated period each of the related liabilities will be paid. This requires us to estimate the total amount of future royalty payments to be generated from product sales over the life of the agreement. We impute interest on the carrying value of each of the royalty financing obligations and record interest expense using an imputed effective interest rate. We reassess the expected royalty payments each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the carrying value of each of the liabilities, as well as the periods over which associated issuance costs will be amortized. A significant increase or decrease in forecasted net sales could materially impact each of the liability balances, interest expense and the time periods for repayment.
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
Beginning in fiscal year 2021, we began accruing foreign income taxes as a result of increased nexus in foreign jurisdictions where historically we had no presence.
In addition, starting in 2022, amendments to Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”), will no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil. As a result of this tax law change, we have recorded a U.S. state tax provision for the nine months ended September 30, 2022.
Recent Accounting Pronouncements
“Note 1—Significant Accounting Policies and Concentrations of Risk” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report discusses accounting pronouncements recently issued or proposed but not yet required to be adopted.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio and borrowings under our Credit Agreement. The Term Loans under the Credit Agreement bear interest each quarter at a rate equal to the three-month LIBOR rate, which is capped to be no less than 1.75% and no more than 3.50% (“LIBOR”), plus 8.25% or, for each quarterly interest period in which a PIK Interest Payment is made, LIBOR plus 10.25%. Accordingly, increases in interest rates could increase the associated interest payments that we are required to make on the Term Loans. As of September 30, 2022, interest was accrued at an effective rate of 12.68% on the $200.0 million borrowings under the Credit Agreement.
The three-month LIBOR was 3.67% as of September 28, 2022, the LIBOR measurement date for the three-month interest period beginning October 1, 2022. As the LIBOR rate exceeds the LIBOR cap of 3.50%, the 3.50% cap plus 10.25% will be used to record interest expense for the three-month interest period beginning October 1, 2022.
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
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars, and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Europe are primarily denominated in Euros and the British Pound. We also had other transactions denominated in foreign currencies during the nine months ended September 30, 2022, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Torii are derived from Torii’s sales of ORLADEYO in Japan. Those sales are denominated in Japanese yen and converted into U.S. dollars for purposes of determining the royalty owed to us. Our limited foreign currency exposure relative to our European operations is to fluctuations in the Euro, British Pound, Swiss Franc, Danish Krone, and Swedish Krona.
We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging during the nine months ended September 30, 2022; however, we may do so in the future.
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
Item 4.    Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Where possible and practical, we continue to provide work-from-home flexibility for our employees, which could negatively impact productivity, disrupt our business and delay our clinical programs and timelines. In addition, we are a government contractor, and as such, we are subject to the federal COVID-19 safety protocols. We cannot accurately predict the impact on operations of any return-to-the-office plan, nor of the federal COVID-19 safety protocols on our business or on third parties with whom we conduct business. Our business may be negatively impacted in the event that large numbers of employees or key employees do not comply with these protocols. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

The spread of COVID-19, which has caused a broad impact globally, could also materially affect our access to capital. While the future economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic could result in further significant disruption of global financial markets, reducing our ability to access the equity or debt capital markets or obtain other sources of capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the continued spread of COVID-19 variants and related responses could materially affect our business and the value of our common stock.
The global pandemic continues to evolve, with the ultimate impact of the COVID-19 pandemic or a similar health epidemic being uncertain and subject to change. These effects could be material, and we will continue to monitor the COVID-19 situation closely. We do not yet know the full extent and magnitude of the impacts that COVID-19 has had or will have on our business, on the healthcare system, or on the global economy. In addition, the COVID-19 pandemic could have the effect of heightening many of the other risks described below.
Financial and Liquidity Risks
We have incurred losses since our inception, expect to continue to incur such losses, and may never be profitable.
Since our inception, we have not achieved sustained profitability. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts and commercial activities progress. We expect that such losses will fluctuate from quarter to quarter and that losses and fluctuations may be substantial. To become profitable, we, or our collaborative partners, must successfully manufacture and develop products and product candidates, receive regulatory approval, and successfully commercialize our products and/or enter into profitable commercialization arrangements with other parties. It could take longer than expected before we receive, or we may never receive, significant revenue from any current or future license agreements or significant revenues directly from product sales. Even if we are able to successfully commercialize our existing products, or to develop or otherwise acquire new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligation to pay RPI and OMERS, as applicable, royalties on certain revenues from ORLADEYO, BCX9930, and another earlier stage Factor D inhibitor (BCX10013) under the Royalty Purchase Agreements, may reduce the profitability of such products.
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

Risks Relating to Drug Development and Commercialization
Our success depends upon our ability to manage our product candidate pipeline, advance our product candidates through the various stages of development, especially through the clinical trial process, and to receive regulatory approval for the commercial sale of our product candidates.
The success of our business depends upon our ability to manage our product candidate pipeline, including through expanding the pipeline, as appropriate, through our internal identification and discovery of product candidates or otherwise in-licensing or acquiring products or product candidates and integrating them into our business effectively and efficiently, advancing our product candidates through the various stages of development, and receiving regulatory approval for the commercial sale of our product candidates. Identifying, selecting, and in-licensing or acquiring products and product candidates requires substantial expense and technical and financial expertise, and if we are unable to effectively manage our pipeline and integrate viable products or product candidates into our business on acceptable terms, or at all, our business and drug development efforts would suffer.
To receive the regulatory approvals necessary for the commercial sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process and related regulatory process are complex and uncertain. The preclinical and clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy and safety, failure to demonstrate adequate benefit-risk balance, failure to achieve a commercially attractive and competitive product label, failure to achieve approval in commercially attractive indications, the occurrence of adverse events that are severe or medically or commercially unacceptable, our or our partners’ failure to comply with trial protocols, applicable regulatory requirements, and industry standards, or a determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or be approved in accordance with our development plans or at all. We cannot guarantee that any preclinical studies and clinical trials will be conducted as planned or completed on schedule, if at all, or that the results of such trials will be sufficient to support regulatory approval for our product candidates.
Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols, and adequate benefit-risk profile. Failure to achieve any of these endpoints or to show adequate benefit-risk profile in any of our programs, including our Factor D program (inclusive of BCX9930 and BCX10013) and our other rare disease product candidates could result in delays in or modifications to our trials or require the performance of additional unplanned trials. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to be associated with or to cause undesirable or unexpected side effects that could result in substantial modifications and delays in the development plans for our product candidates, significant unexpected costs, or the termination of programs. For example, in April 2022, we voluntarily paused enrollment of our BCX9930 clinical trials due to observed elevations in serum creatinine seen in some patients, indicating drug-related kidney injury. The FDA subsequently placed the program on a partial clinical hold. On August 4, 2022, we announced that the FDA lifted its partial clinical hold with respect to BCX9930 and that we plan to resume enrollment under revised protocols which include a number of additional requirements and restrictions (e.g., a dose reduction, recommended hydration, and increased monitoring). The elevated serum creatinine signal and revisions to the BCX9930 development program create additional risk to the successful development of BCX9930, and the timelines for the BCX9930 program are uncertain. Specifically, the revised BCX9930 studies may not address the elevated serum creatinine issue, we may not be able to execute the BCX9930 clinical studies in a timely fashion or at all, we may not be able to recruit enough patients for the clinical studies, our hypothesis may not be correct or our data may be inconclusive, the lower dose of BCX9930 may not be effective, and the additional requirements and restrictions that have been imposed, or that may be imposed in the future, by regulatory authorities and others may impede development or commercialization. In addition, the development plans for our product candidates, including our clinical trials (including for BCX9930), may not be adequately designed or executed, which could negatively affect the outcome and analysis of study results. Because of the cost and duration of clinical trials, we have decided in the past, and may in the future decide, to discontinue development of product candidates for various reasons, including, but not limited to, they are unlikely to show favorable results in clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential.

Undesirable or inconclusive data in our preclinical studies and clinical trials or side effects in humans could result in the FDA or foreign regulatory authorities (including, e.g., the EMA, the Ministry of Health, Labor and Welfare (“MHLW”) in Japan or the United Kingdom’s Medicines and Healthcare Regulatory Agency (“MHRA”)) refusing to approve a product candidate for any targeted indications or imposing restrictions or warnings that could impact development or the ultimate commercial viability of a product candidate. In addition, the FDA or foreign regulatory authorities may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and such regulatory authorities may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA, or foreign regulatory authorities have previously, and may again in the future, pause enrollment in, suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks.
Our ability to successfully complete the clinical development process is dependent upon many factors, including, but not limited to:
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
•the cost of preclinical studies and clinical trials may be greater than we anticipate;
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
Clinical trials are lengthy and expensive. Many of the factors listed above could result in increased clinical development costs or longer clinical development times for any of our programs. We and our partners incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet we cannot be certain that the tests and trials will ever result in the commercial sale of a product. Even if we or our partners successfully complete clinical trials for our product candidates, we or our partners might not file the required regulatory submissions in a timely manner or may not receive regulatory approval for the product candidates, which in either case would adversely impact or preclude our ability to generate any revenues from product sales or licensing arrangements. In addition, any product candidate, if approved, may be subject to restrictions on labeling, marketing, distribution, prescribing, and use, which could adversely impact the sales of such product.

If our development collaborations with third parties, such as our development partners, contractors and contract research organizations, fail, the development of our product candidates will be delayed or stopped.
We rely heavily upon third parties for many important stages of our product candidate development, including, but not limited to:
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
As our programs advance, our costs are likely to increase. Our current and planned discovery, development, approval, and commercialization efforts will require significant capital. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to effectively manage our product candidate pipeline; our ability to obtain regulatory approval for our product candidates, including BCX9930 and BCX10013; our ability to maintain regulatory approval for, successfully commercialize, and achieve market acceptance of our products, including ORLADEYO; our ability to raise additional capital; the amount of funding we receive from partnerships with third parties for the development and commercialization of our products and product candidates (including our collaborations with Torii, BARDA/HHS, and NIAID/HHS); the commercial success of our products achieved by our partners; the amount or profitability of any orders for peramivir by any government agency or other party; the progress and results of our current and proposed clinical trials for our product candidates; and the progress made in the manufacture of our lead products and the progression of our other programs.
In order to continue future operations, progress our drug discovery and development programs, and commercialize our current products and product candidates, we will be required to raise additional capital. In addition to seeking strategic partnerships, transactions and government funding, we may access the equity or debt markets, incur additional borrowings, or seek other sources of funding to meet liquidity needs at any time, including to take advantage of attractive opportunities in the capital markets. Additional funding, whether through additional sales of securities, additional borrowings, royalty or other monetization transactions, collaborative arrangements with partners, including corporate partners such as Torii and governmental agencies such as BARDA/HHS or NIAID/HHS, or from other sources, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of our currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under our Credit Agreement. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs.
Our ability to raise additional capital when needed or at all may be limited and may greatly depend upon our success in commercializing and achieving market acceptance of ORLADEYO and the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs (including, but not limited to, formulation progress, long-term human safety studies, clinical trial investigations, and carcinogenicity, drug-drug interaction, toxicity, or other required studies) for our Factor D program (including BCX9930 and BCX10013) for diseases of the complement system and other rare disease product candidates, as well as any post-approval studies for our products. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of COVID-19, rising inflation or increased interest rates, may restrict our future flexibility to raise capital when such needs arise. Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, and the U.S. Government), which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of COVID-19, rising inflation, increased interest rates, or the conflict in Ukraine. Any such instability may impact these parties’ ability to fulfill contractual obligations to us, or it might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions have in the past and could again place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development and commercialization of our products and product candidates.
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
The process of preparing for and obtaining regulatory approval in any jurisdiction may be lengthy and expensive, and approval is never certain. Because of the risks and uncertainties inherent to the development process, including risks and uncertainties related to the impact of COVID-19, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. As discussed under “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—Our success depends upon our ability to manage our product candidate pipeline, advance our product candidates through the various stages of development, especially through the clinical trial process, and to receive regulatory approval for the commercial sale of our product candidates,” we or our partners have experienced, and may again in the future experience, any number of unfavorable outcomes during or as a result of preclinical studies and clinical trials that could delay or prevent regulatory approval of our product candidates, or negatively impact our management’s credibility, our value and our operating results.
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
•we or our partners may seek to renegotiate or terminate our relationships due to unsatisfactory commercial, regulatory or clinical results, including post-approval clinical commitments, a change in business strategy, a change of control or other reasons;
•our contracts for collaborative arrangements may expire;
•the possibility that expiration or termination of collaborative relationships, such as those with certain of our distribution partners, may trigger repurchase obligations of the Company for unsold product held by our partners;
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
The Torii Agreement provides that we are entitled to receive tiered royalty payments, the amounts of which will depend upon the amount of annual net sales of ORLADEYO in Japan during each calendar year and other factors. We currently remain responsible for regulatory activities with respect to ORLADEYO in Japan, and we continue to use third parties to satisfy many of our obligations under the Torii Agreement, including, but not limited to, our regulatory and other responsibilities in Japan. If our interactions, or those of our third-party agents, are unsuccessful, we could fail to meet our obligations under the Torii Agreement, which could negatively impact the commercial success and the partnership, impact the economic benefit expected or require additional development of ORLADEYO.
Torii may terminate the Torii Agreement under certain limited circumstances, including upon one year’s written notice after the sixth anniversary of the first commercial sale of ORLADEYO in Japan. If the Torii Agreement is terminated in connection with these provisions, or at all, we will no longer be entitled to receive any milestone or royalty payments thereunder, which could have a material adverse impact on our business and results of operations.
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
•revenue from product sales depends on our ability to obtain and maintain favorable pricing;
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
Even if we are able to successfully commercialize our existing products, or to develop new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligations to pay royalties on certain revenues from ORLADEYO, BCX9930, and another earlier stage Factor D inhibitor (BCX10013) under the Royalty Purchase Agreements, may reduce the profitability of such products.
We expect to continue expanding our development and regulatory capabilities and implementing sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We expect to continue experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, sales, marketing, and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. For example, we expanded our internal commercial team in 2020 in preparation for the commercial launch of ORLADEYO, and we have continued to add additional headcount throughout 2021 and 2022. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit, train, and retain additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. In addition, if a commercial launch for any product or product candidate for which we recruit a commercial team and establish marketing capabilities in any region is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
We depend on third-party vendors, including third-party manufacturers, distributors, and specialty pharmacies, in the manufacture and distribution of our products, product candidates, and the materials for our products and product candidates. Often, especially in the early development and commercialization process, we have only one or limited sources for a particular product or service, such as manufacturing and/or distribution. We depend on these third-party vendors to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party vendors, particularly our third-party manufacturers and distributors, which may be the only vendor we have engaged for a particular product, product candidate, or service or in a particular region, may encounter difficulties with meeting our requirements, including, but not limited to, problems involving, as applicable:
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
•possible termination or nonrenewal of a critical agreement by the third party at a time that is costly or inconvenient to us; and
•lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies or local customs, particularly associated with ORLADEYO, BCX9930, BCX10013, peramivir and our early-stage compounds.
Many additional factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, pandemics, labor disputes, acts of terrorism or war, equipment malfunctions, or raw material shortages. If our commercial distribution partners are not able to satisfy our requirements within the expected timeframe, or are unable to provide us with accurate or timely information and data, including inventories and sales, serious adverse events, and/or product complaints, our business, including our commercial launch and sales of ORLADEYO may be at risk. In addition, if specialty pharmacy services, including our third-party call center services, which provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support, are not effectively managed, the continuance of our commercial launch and sales of ORLADEYO may be delayed or compromised.
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
Commercial success of our products is uncertain and is subject to all the risks and uncertainties disclosed in our other risk factors relating to drug development and commercialization. In addition, commercialization of our products is subject to further risks and may be negatively impacted by a number of factors, including, but not limited to, the following:
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
We received FDA approval of ORLADEYO, an oral, once-daily therapy for the prevention of HAE attacks in adults and pediatric patients 12 years and older, in December 2020. We subsequently received regulatory approvals for ORLADEYO in multiple global markets. In addition, we are performing research on or developing products for the treatment of several other rare diseases, including diseases of the complement system, as well as developing broad spectrum antivirals for use as medical countermeasures. We expect to encounter significant competition for our pharmaceutical products and product candidates. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. There are licensed therapies for HAE (including Berinert®, Haegarda®, Cinryze®, Kalbitor®, Takhzyro®, Firazyr® (icatibant), generic icatibant, and Ruconest®), therapies for certain complement-mediated diseases such as PNH, aHUS, myasthenia gravis, and neuromyelitis optica spectrum disorder (Soliris®, Ultomiris®, and Empaveli®), products for the prevention or treatment of influenza (seasonal flu vaccines, Tamiflu® (oseltamivir), generic oseltamivir, Relenza®, and Inavir®, favipiravir, and Xofluza®), and a number of additional products in clinical development in these therapeutic areas. In addition, various government entities throughout the world may offer incentives, grants and contracts to encourage additional investment into preventative and therapeutic agents against viruses such as influenza, coronavirus, Ebola, and others, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. See “Business—Competition” in Part I, Item 1 of our most recent Annual Report on Form 10-K for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.
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
Our and our partners’ activities related to approved products or, following their regulatory approval (if applicable), any of our product candidates under development, such as BCX9930 and BCX10013, are subject to regulatory and law enforcement authorities in the United States (including the FDA, the Federal Trade Commission, the Department of Justice (“DOJ”), and state and local governments) and their foreign equivalents (including the EMA, MHLW, MHRA, and others).

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
In addition, we are subject to the federal physician sunshine act and certain similar physician payment and drug pricing transparency legislation in various states. We are also subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including both federal and state anti-kickback and false claims laws. Outside of the United States, we may be subject to analogous foreign laws and regulations in the various jurisdictions in which we operate. These laws and regulations apply to our and our partners’ operations, sales and marketing practices, price reporting, and relationships with physicians and other customers and third-party payors. Anti-kickback laws generally prohibit a manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may be no regulations, guidance or court decisions that clarify how the laws apply to particular industry practices. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third-party payors (including Medicare and Medicaid) claims for reimbursement or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The sunshine provisions apply to manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government certain payments made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as, ownership and investment interests held by physicians (as defined above) and their immediate family members. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Although we seek to comply with these statutes, it is possible that our practices, or those of our partners, might be challenged under healthcare fraud and abuse, anti-kickback, false claims or similar laws. Violations of the physician sunshine act and similar legislation or the fraud and abuse laws may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, and future exclusion from participation in government healthcare programs.
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
The FDA and foreign regulatory authorities may also impose post-approval commitments on us for approved products, which we may not complete successfully or on time for any number of reasons, including, but not limited to, lack of funds to complete the studies and insufficient interest by appropriate sites, investigators or study subjects. We are currently subject to certain post-approval commitments. If we fail to comply with post-approval legal and regulatory requirements, we could be subject to penalties, and our products could be subject to continual recordkeeping and reporting requirements, review and periodic inspections by the FDA and other regulatory bodies. Regulatory approval of a product may be subject to limitations on the indicated uses for which the product may be marketed or to the other restrictive conditions of approval that limit our ability to promote, sell or distribute a product. Furthermore, the approval of our products and any other future product candidates may be subject to requirements for costly post-approval testing and surveillance to monitor their safety or efficacy.
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
Adverse event information concerning approved products must be reviewed, and as an NDA holder, we are required to make expedited and periodic adverse event reports to the FDA and other regulatory authorities. In addition, the research, manufacturing, distribution, sale and promotion of products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the HHS, the DOJ and individual U.S. Attorney offices within the DOJ, state and local governments, and foreign equivalents of the foregoing. All of these activities are also potentially subject to healthcare false claims and fraud and abuse laws, as well as consumer protection and unfair competition laws.
If our operations with respect to our products that are subject to healthcare laws and regulations are found to be in violation of any of the healthcare fraud and abuse laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with all applicable fraud and abuse laws may be costly.
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
We are subject to legal obligations related to privacy and data protection. Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use, and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. For example, we may be subject to the California Consumer Privacy Act, which gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. We also may be subject to the General Data Protection Regulation (“GDPR”) in the European Economic Area (“EEA”) and similar legislation in the United Kingdom and Switzerland. See “Risks Relating to Our Business—Risks Relating to International Operations—Our actual or perceived failure to comply with European governmental laws and regulations and other legal obligations related to privacy, data protection and information security could harm our business” in this section for additional discussion of international privacy laws and regulations. Failure to comply with these laws and regulations could result in government enforcement actions, private litigation, or harm to our reputation and our business.
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
Our success will depend in part on our ability and the abilities of our partners to obtain, protect and enforce viable intellectual property rights including, but not limited to, trade name, trademark and patent protection for our Company and its products, methods, processes and other technologies we may license or develop, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties both domestically and abroad. The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the United States Patent and Trademark Office (“USPTO”), the Patent Cooperation Treaty offices, nor the courts of the United States and other jurisdictions have consistent policies nor predictable rulings regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology and pharmaceutical patents. Further, we may not have worldwide patent protection for all of our product candidates and our intellectual property rights may not be legally protected or enforceable in all countries throughout the world. In some jurisdictions, some of our product candidates in certain programs, including our HAE program, may have short or no composition of matter patent life and we may therefore rely on orphan drug exclusivity or data exclusivity. There can be no assurance that we will obtain orphan drug exclusivity or data exclusivity in every jurisdiction. Further, in some jurisdictions, we may rely on formulation patents or method of use patents. Both the ability to achieve issuance and the enforcement of formulation and method of use patents can be highly uncertain and can vary from jurisdiction to jurisdiction, and such patents may therefore not adequately prevent competitors and potential infringers in some jurisdictions. The validity, scope, enforceability and commercial value of the rights protected by such patents, therefore, is highly uncertain.
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
If we or our partners are unable or fail to adequately initiate, protect, defend or enforce our intellectual property rights in any area of commercial interest or in any part of the world where we wish to seek regulatory approval for our products, methods, processes and other technologies, the value of our products and product candidates to produce revenue would diminish. Additionally, if our products, methods, processes, and other technologies or our commercial use of such products, processes, and other technologies, including, but not limited to, any trade name, trademark or commercial strategy infringe the proprietary rights of other parties, we could incur substantial costs. The USPTO and the patent offices of other jurisdictions have issued to us a number of patents for our various inventions, and we have in-licensed several patents from various institutions. We have filed additional patent applications and provisional patent applications with the USPTO. We have filed a number of corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications, as appropriate. We have also filed certain trademark and trade name applications worldwide. We cannot assure you as to:
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
We have contracts with BARDA/HHS and NIAID/HHS for the development of galidesivir as a treatment for diseases caused by RNA pathogens, including Marburg virus disease, Yellow Fever and Ebola virus disease. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement or, if we are found to be in violation, could result in contract termination. We expect the funding under our government contracts to expire in 2022.
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
As a U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Audits under the active BARDA/HHS and NIAID/HHS galidesivir contracts may occur at the election of the U.S. Government and have been concluded through fiscal 2019; all subsequent fiscal years are still open and auditable. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis. In addition, in the event BARDA/HHS or NIAID/HHS determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, BARDA/HHS or NIAID/HHS would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. Government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.
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
In September 2018, we entered into a contract with the U.S. Government for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period. There can be no assurance that we or our manufacturers will be able to fully meet the demand for our antivirals with respect to this or any future arrangements. Further, we may not receive a favorable purchase price for future orders, if any, of our antivirals by governmental entities. Our competitors may develop products that could compete with or replace any antivirals selected for government sale or use. We may face competition in markets where we have no existing intellectual property protection or are unable to successfully enforce our intellectual property rights.
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
As of September 30, 2022, we had an outstanding principal balance under our Credit Agreement of $232.4 million, inclusive of the quarterly PIK Interest Payments. We will be required to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Credit Agreement in the event that we prepay or repay, or are required to prepay or repay, voluntarily or pursuant to a mandatory prepayment obligation under the Credit Agreement (e.g., with the proceeds of certain asset sales, certain ORLADEYO out-licensing or royalty monetization transactions (excluding the Royalty Sales), extraordinary receipts, debt issuances, or upon a change of control of the Company and specified other events, subject to certain exceptions), all of the then-outstanding Term Loans under the Credit Agreement, in each case, subject to certain exceptions set forth in the Credit Agreement.
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
The Credit Agreement also contains certain financial covenants, including a minimum liquidity covenant that requires us to maintain at all times at least $15.0 million (or, in certain circumstances, $20.0 million) of unrestricted cash and cash equivalents, subject to certain exceptions. In addition, as a result of drawing upon the Term C Loan, we are required to achieve certain minimum targets for consolidated net revenues from ORLADEYO sales in the United States.
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
Our business strategy includes international expansion, including the commercialization of products outside of the United States. In addition, we currently conduct clinical studies and regulatory activities and have hired, and expect to continue hiring, employees outside of the United States. Doing business internationally involves a number of risks, including, but not limited to:
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

•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations, which have been increasingly prevalent alongside a strengthening U.S. dollar;
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
Any of these factors could significantly harm our future international expansion of operations and adversely affect our business and results of operations.
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

Additionally, the European Union adopted the EU Clinical Trials Regulation, which came into effect on January 31, 2022. This regulation imposes new obligations to make publicly available certain information generated from clinical trials. Only very limited information is exempted from disclosure, i.e. commercially confidential information (which is construed increasingly narrowly) and protected personal data. It may be possible for others to use this data (for example, competitors who may use this data in their own research and development programs anywhere in the world) once this data is in the public domain.
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
In addition, we store most of our preclinical and clinical data at our facilities. Duplicate copies of most critical data are secured off-site. Any significant degradation or failure of our computer systems could cause us to inaccurately calculate or lose our data. Loss of data could result in significant delays in our drug development process, and any system failure could harm our business and operations.

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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended September 30, 2022, the 52-week range of the market price of our stock was from $7.61 to $19.99 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
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
•changes in financial estimates or recommendations by securities analysts and the comparison of such estimates to our actual results;
•changes in our public guidance;
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
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of October 31, 2022, there were 186,423,835 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of October 31, 2022, there were 29,514,511 stock options and restricted stock units outstanding and 11,346,721 shares available for issuance under our Amended and Restated Stock Incentive Plan, 5,769,450 stock options and restricted stock units outstanding and 1,269,508 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 5,792,461 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.
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

In addition, our Certificate of Incorporation provides for staggered terms for the members of the board of directors and supermajority approval of the removal of any member of the board of directors and prevents our stockholders from acting by written consent. Our Certificate of Incorporation also requires supermajority approval of any amendment of these provisions. These provisions and other provisions of our Amended and Restated Bylaws and of Delaware law applicable to us could delay or make more difficult a merger, tender offer or proxy contest involving us.
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
Our Amended and Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, stockholders, employees or agents arising out of or relating to any provision of the General Corporation Law of Delaware or our Certificate of Incorporation or Amended and Restated Bylaws, or (iv) any action against us or any of our directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware. This exclusive forum provision does not apply to establish the Delaware Court of Chancery as the forum for actions or proceedings brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.
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
A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the ongoing COVID-19 pandemic), trade wars, armed conflicts, political unrest or other events could disrupt our business or operations or those of our development partners (such as Torii), manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business. See “Risk Factors—Risks Relating to Our Business—Risks Relating to COVID-19.” In addition, other events, such as the armed conflict between Russia and Ukraine, could adversely impact our business. Furthermore, the conflict could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.
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

(10.1)
Waiver to Credit Agreement, dated as of July 14, 2022, by and among BioCryst Pharmaceuticals, Inc., as borrower, the guarantors listed on the signature pages thereto, the lenders listed on the signature pages thereto, and Athyrium Opportunities III Co-Invest 1 LP, as administrative agent for the lenders.

(10.2)#
Amendment Number Two to Credit Agreement, dated as of August 3, 2022, by and among BioCryst Pharmaceuticals, Inc., as borrower, the guarantors listed on the signature pages thereto, the lenders listed on the signature pages thereto, and Athyrium Opportunities III Co-Invest 1 LP, as administrative agent for the lenders.

10.3
Amendment #5, dated August 10, 2022, to the Contract dated September 1, 2018 between BioCryst Pharmaceuticals, Inc. and the U.S. Department of Health and Human Services. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 25, 2022.

(10.4)*	Amendment No. 1 to the Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan, dated September 15, 2022.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and nine months ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File – The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL (contained in Exhibit 101).

( )	Filed or furnished herewith.
*	Management contract.
#	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of November, 2022.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony Doyle
Anthony Doyle
Chief Financial Officer
(Principal Financial Officer)

/s/ Michael L. Jones
Michael L. Jones
Executive Director, Finance and Principal Accounting Officer
(Principal Accounting Officer)