Form 10-K
period 2022-12-31
BIOCRYST PHARMACEUTICALS INC
filed 2023-02-27
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 000-23186
BIOCRYST PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1413174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant estimates that the aggregate market value of the Common Stock on June 30, 2022 (based upon the closing price shown on the Nasdaq Global Select Market on June 30, 2022) held by non-affiliates was $1,949,284,603.
The number of shares of Common Stock, par value $0.01, of the registrant outstanding as of January 31, 2023 was 188,451,137 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed in connection with the solicitation of proxies for its 2023 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 under Part III hereof.

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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in the “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report, as well as any amendments we make to those sections in filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements include, but are not limited to, statements about:
•the preclinical development, clinical development, commercialization, or post-marketing studies of our products and product candidates, including ORLADEYO® (berotralstat), BCX9930, BCX10013, BCX9250, peramivir, galidesivir, and early stage discovery programs, and our plans regarding the same;
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
•We may need to raise additional capital in the future. If we are unable to raise capital as and when needed, we may need to adjust our operations.
•Our success depends upon our ability to manage our product candidate pipeline, advance our product candidates through the various stages of development, especially through the clinical trial process, and to receive and maintain regulatory approvals for the commercial sale of our product candidates. The development process and related regulatory processes are complex and uncertain, may be lengthy and expensive, and require, among other things, an indication that our products and product candidates are safe and effective. For example, applicable regulatory agencies could refuse to approve, or impose restrictions or warnings on, our product candidates, require us to conduct additional studies or adopt study designs that differ from our planned development strategies, suspend or terminate our clinical trials, withdraw approval for our products, or take other actions that could materially impact the cost, timing, and success of our planned development and commercialization strategies.
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
•The commercial viability of any approved product could be compromised if the product is less effective than expected, causes undesirable side effects that either were not previously identified or worse than expected, or fails to achieve market acceptance by physicians, patients, third-party payors, health authorities, and others.
•There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain.
•We have expanded, and may continue expanding, our development and regulatory capabilities and implementing sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties managing our growth, which could disrupt our operations.
•We face intense competition, and if we are unable to compete effectively, the demand for our products may be reduced. In addition, developments by others may render our products, product candidates, or technologies obsolete or noncompetitive.
•We are subject to various laws and regulations related to our products and product candidates, and if we or our employees, consultants, or partners do not comply with these laws and regulations, we could face substantial penalties and our reputation could be harmed. In addition, we and our partners may be subject to new legislation, regulatory proposals, and healthcare payor initiatives that may increase our costs of compliance and adversely affect our or our partners’ ability to market our products, develop our product candidates, obtain collaborators, and raise capital.
•If we fail to adequately protect or enforce our intellectual property rights, the value of those rights would diminish. Legal proceedings to protect or enforce our patents, the patents of our partners, or our other intellectual property rights could be expensive, time consuming, and unsuccessful. If we fail to secure the rights to patents of others, this could adversely affect our business.
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
•If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations under our license agreements, our licensors may terminate our agreements with them and/or seek additional remedies.
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
•A significant disruption in our or our third-party information technology systems or a cybersecurity breach could adversely affect our business.
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
•Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions.
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

PART I
ITEM 1.    BUSINESS
Our Business
We are a commercial-stage biotechnology company that discovers and commercializes novel, oral, small-molecule medicines. We focus on oral treatments for rare diseases in which significant unmet medical needs exist and an enzyme plays the key role in the biological pathway of the disease. We integrate the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. Structure-guided drug design is a drug discovery approach by which we design synthetic compounds from detailed structural knowledge of the active sites of enzyme targets associated with particular diseases. We use X-ray crystallography, computer modeling of molecular structures and advanced chemistry techniques to focus on the three-dimensional molecular structure and active site characteristics of the enzymes that control cellular biology. Enzymes are proteins that act as catalysts for many vital biological reactions. Our goal generally is to design a compound that will fit in the active site of an enzyme and thereby prevent its catalytic activity. Molecules from our discovery efforts that are commercially available or that are in active development are summarized in the table below and are discussed in further detail under “Products and Product Candidates” in this “Part I—Item 1—Business” section of this report.

Drug/Drug Candidate	Drug Class	Therapeutic Area(s)	Phase	Rights*

ORLADEYO® (berotralstat)	Oral Serine Protease Inhibitor Targeting Kallikrein (once-daily treatment)	Hereditary angioedema	Approved (United States and multiple global markets)	BioCryst (worldwide, except Japan); Torii Pharmaceutical Co., Ltd. (Japan)

	Oral Serine Protease Inhibitor Targeting Kallikrein (once-daily treatment for patients who are 2 to <12 years of age)	Hereditary angioedema	Phase 3	BioCryst (worldwide, except Japan); Torii Pharmaceutical Co., Ltd. (Japan)

BCX10013	Oral Factor D Inhibitor	Complement-mediated diseases	Phase 1	BioCryst (worldwide)

RAPIVAB® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Acute uncomplicated Influenza	Approved (United States, Australia & Canada)	BioCryst (worldwide, except Japan, Taiwan, Korea and Israel)

RAPIACTA® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal Influenza	Approved (Japan & Taiwan)	Shionogi & Co., Ltd. (Japan & Taiwan)

PERAMIFLU® (peramivir injection)	Intravenous Neuraminidase Inhibitor	Uncomplicated seasonal Influenza	Approved (Korea)	Green Cross Corporation (Korea)
*See “Business—Collaborations and In-License Relationships” for a description of our relationships with the third parties identified in this column.
In addition to the molecules referenced in the table above, we are pursuing oral medicines directed at other targets across the classical, lectin and terminal pathways of the complement system, including C2, a critical upstream serine protease enzyme for activation of the classical and lectin pathways. See “Business—Products and Product Candidates—Complement-Mediated Diseases” below for additional details.
Business Strategy
Our business strategy is twofold: to serve patients and to create stockholder value both by focusing our discovery and development efforts on oral drugs for rare diseases for which a significant unmet medical need exists and by efficiently commercializing these drugs in the United States and certain other regions upon regulatory approval. By focusing on rare disease markets, we believe that we can more effectively control the costs of, and our strategic allocation of financial resources toward, post-approval commercialization.
We select disease targets and product candidates in which a small molecule would offer a significant benefit over existing products or would be the first to market. We strive to advance our product candidate portfolio from discovery to commercial markets efficiently by utilizing a small group of talented and highly-skilled employees working in conjunction with strategic outsource partners. We are unique in our approach to treat orphan diseases with orally-administered, small molecules, identified by utilizing crystallography and structure-guided drug design. The principal elements of our strategy are:
•Focusing on High Value-Added Structure-Guided Drug Design Technologies. We utilize structure-guided drug design in order to most efficiently develop new therapeutic candidates. Structure-guided drug design is a process by which we design a product candidate through detailed structural analysis of the enzyme target, which the product candidate must inhibit in order to stop the progression of the disease or disorder. We believe that structure-guided drug design is a powerful tool for the efficient development of small-molecule product candidates that have the potential to be safe and effective. Our structure-guided drug design technologies typically allow us to design and synthesize multiple product candidates that inhibit the same enzyme target, with the goal of establishing broad intellectual property protection and formulating compounds with competitive advantages.
•Selecting Inhibitors that are Promising Product Candidates. We start by selecting disease targets with well-understood biology and characteristics that fit with our ability to utilize structure-guided drug design capabilities to build potent and specific enzyme inhibitors. Next, we narrow our selection of these product candidates based on product characteristics, such as initial indications of safety and biologic activity on the target.
•Developing our Product Candidates Efficiently. An important element of our business strategy is to progress our product candidates efficiently through the development process. In order to accomplish this, we typically strive for disease targets with a defined clinical and regulatory pathway for approval or diseases where high unmet needs allow for frequent interactions with regulators. In addition, as we determine such relationships to be appropriate or desirable, we control certain fixed costs and overhead by outsourcing with strategic partners and contractors or entering into license agreements with third parties. By outsourcing certain aspects of our operations, we are able to control overhead costs and focus financial resources directly where they provide the most benefit and reduce our business risk.
•Commercializing our Product Candidates Globally. A core part of our strategy is to commercialize our rare disease products globally. We have established commercial teams in the United States and other global markets for the commercialization of ORLADEYO, and we are continuing to build the structure and expertise to commercialize our products in additional markets where we believe we can do this efficiently and effectively. We have also established relationships with licensing, distribution and other partners in certain markets, including Japan, the pan-Latin America region, and parts of Europe and Asia, and will continue to seek such relationships where we determine this to be an effective approach.
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
ORLADEYO was approved by the U.S. Food and Drug Administration (“FDA”) in December 2020 for prophylaxis to prevent attacks of HAE in adults and pediatric patients 12 years and older. Our specialty pharmacy provider for ORLADEYO in the United States began shipping ORLADEYO to patients with a prescription in the United States in December 2020. Through EMPOWER Patient Services, administered by our specialty pharmacy provider, we aim to streamline access to therapy by providing each HAE patient and their healthcare provider with a single point of contact for access to ORLADEYO. A dedicated care coordinator supports access for each patient with comprehensive financial support tools and reimbursement support.
In 2021, we announced that ORLADEYO received approvals in the European Union, Japan, the United Arab Emirates (“UAE”) and the United Kingdom. Under our agreement with Torii, our collaborative partner commercializing ORLADEYO in Japan, we are entitled to receive tiered royalty payments, ranging from 20% to 40% of net sales of ORLADEYO in Japan during each calendar year. See “Collaborations and In-License Relationships” below for a description of our relationship with Torii.
On January 10, 2022, we announced that ORLADEYO is now covered by all major payors and national and regional pharmacy benefit managers in the United States.
On February 24, 2022, we announced new long-term efficacy and safety data from the APeX-2 clinical trial evaluating ORLADEYO for the prophylactic treatment of HAE showing sustained reductions in attack rates and improvement in quality of life among patients living with HAE, regardless of their baseline attack rates and initial responses to ORLADEYO.
On June 6, 2022, we announced that Health Canada approved ORLADEYO for the routine prevention of recurrent HAE attacks in patients 12 years and older in Canada.
On June 7, 2022, we announced that Swissmedic granted marketing authorization for ORLADEYO for the routine prevention of recurrent HAE attacks in patients 12 years and older in Switzerland.
On June 9, 2022, we announced that the Company entered into an exclusive collaboration with Pint Pharma GmbH (“Pint Pharma”) to register and promote ORLADEYO in the pan-Latin America region. Under the terms of the agreement, Pint Pharma will be responsible for obtaining and maintaining all marketing authorizations and for commercializing ORLADEYO in the region.
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
On August 18, 2022, we announced that the Saudi Food and Drug Authority approved ORLADEYO to prevent attacks of HAE in adults and pediatric patients 12 years of age and older in Saudi Arabia.
On November 10, 2022, we announced new real-world data demonstrating rapid, sustained reduction of patient-reported HAE attacks and consistently low attack rates among patients 12 years and older who started on ORLADEYO for the prophylactic treatment of HAE, including patients who switched from other prophylactic therapies.
On November 28, 2022, we announced that the Israeli Ministry of Health granted marketing authorization for ORLADEYO to prevent attacks of HAE in adults and pediatric patients 12 years of age and older in Israel.

On January 23, 2023, we announced that the Company entered into a collaboration with Swixx BioPharma AG (“Swixx”) to commercialize ORLADEYO in Central and Eastern Europe (“CEE”). Under the terms of the agreement, Swixx will be responsible for commercializing ORLADEYO in 15 markets within CEE.
On January 26, 2023, we announced the enrollment of the first patient in the pivotal APeX-P trial evaluating ORLADEYO in pediatric HAE patients who are 2 to <12 years of age.
On February 21, 2023, we announced that the Canadian Agency for Drugs and Technologies in Health Canadian Drug Expert Committee has recently issued a final draft positive recommendation for ORLADEYO to be reimbursed for the routine prevention of HAE attacks in adults and pediatric patients 12 years of age and older.
On each of December 7, 2020 and November 19, 2021, we entered into a Purchase and Sale Agreement with RPI 2019 Intermediate Finance Trust (“RPI”), pursuant to which we sold to RPI the right to receive certain royalty payments from the Company (the “RPI Royalty Purchase Agreements”). On November 19, 2021, we also entered into a Purchase and Sale Agreement (the “OMERS Royalty Purchase Agreement” and, collectively with the RPI Royalty Purchase Agreements, the “Royalty Purchase Agreements”) with OCM IP Healthcare Holdings Limited, an affiliate of OMERS Capital Markets (“OMERS”), pursuant to which we sold to OMERS the right to receive certain royalty payments from the Company. The transactions contemplated under the Royalty Purchase Agreements are referred to herein as the “Royalty Sales.” See “Note 8—Royalty Monetizations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about our obligations under the Royalty Purchase Agreements.
We have built out our U.S. commercial infrastructure to support the launch and continued commercialization of ORLADEYO in the United States and are continuing to build our commercial infrastructure to support launches in other markets. Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the United States and Europe, and two full years of commercialization experience with ORLADEYO in the United States in 2021 and 2022, we anticipate the global commercial market for ORLADEYO has the potential to reach a global peak of $1 billion in annual net ORLADEYO revenues. We expect at least 70 to 80 percent of our revenue at peak to come from the United States. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different. There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part I, Item 1A of this report for further discussion of these risks.
Complement-Mediated Diseases
The goal of our overall complement program is to advance several compounds across multiple pathways in the complement system to treat many complement-mediated diseases. The complement system is part of the body’s natural immune system and is responsible for helping the body eliminate microbes (including viral and bacterial infections) and damaged cells. It is comprised of proteins that are primarily produced in the liver and circulate in the blood. Once activated, the complement system stimulates inflammation, phagocytosis and cell lysis. Excessive or uncontrolled activation of the complement system can cause severe, and potentially fatal, immune and inflammatory disorders. The complement system comprises biological cascades of amplifying enzyme cleavages involving more than 30 proteins and protein fragments, and may be activated through three pathways: the classical pathway (initiated by antibody-antigen complexes), the lectin pathway (initiated by lectin binding) and the alternative pathway (initiated by microbial surfaces). The alternative pathway also provides a critical amplification loop for all three pathways, regardless of the initiating mechanism. Factor D is an essential enzyme in the alternative pathway, thus making Factor D an attractive target to address complement-mediated diseases. Several rare diseases are known to be mediated by dysregulation of the complement system.
BCX9930
BCX9930 is a novel, oral, potent, and selective small molecule inhibitor of Factor D, discovered by us for the treatment of complement-mediated diseases. On December 15, 2022, we announced that, based on new competitive data recently presented at the American Society of Hematology annual meeting, we no longer believe that BCX9930 would be commercially competitive, and we are discontinuing the development of BCX9930. This decision allows us to focus our complement inhibitor development efforts fully on BCX10013, a potential once-daily, oral Factor D (alternative pathway)

inhibitor currently in clinical development and pursue additional oral compounds for multiple targets across other complement pathways.
BCX10013
On November 1, 2022, we announced that we have begun a clinical program with BCX10013, a novel, potent, and specific Factor D inhibitor. On January 9, 2023, we announced that initial data from ongoing phase 1 single ascending dose and multiple ascending dose trials in healthy volunteers showed rapid, sustained and >97 percent suppression of the alternative pathway of the complement system 24 hours following a single 110 mg dose, and that BCX10013 has been safe and generally well-tolerated at all doses studied to date. On February 21, 2023, we announced that recent dose-related observations in an ongoing BCX10013 nonclinical study will delay the clinical program.
Under the RPI Royalty Purchase Agreements, RPI will be entitled to receive tiered, sales-based royalties on net product sales, if any, of BCX10013, as well as tiered, profit share amounts of up to 3.0% from certain other permitted sales in certain markets. See “Note 8—Royalty Monetizations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about our obligations under the RPI Royalty Purchase Agreements.
Additional Complement Targets
On November 1, 2022, we announced that, in addition to BCX10013, which targets the alternative pathway of complement, we are pursuing oral medicines directed at other targets across the classical, lectin and terminal pathways of the complement system, including C2, a critical upstream serine protease enzyme for activation of the classical and lectin pathways. We have developed potent, selective molecules targeting C2, which are currently in lead optimization.
Fibrodysplasia Ossificans Progressiva (“FOP”)
FOP is an ultra-rare disease that affects approximately 1 in 2 million people worldwide. It is a severely disabling condition characterized by the irregular formation of bone outside the normal skeleton, also known as heterotopic ossification. There is no cure for this condition, and there are no approved treatments for FOP in the United States.
On November 1, 2022, we announced that we believe that patients with FOP are likely to benefit from other oral ALK-2 inhibitors that currently are substantially ahead of our ALK-2 inhibitor, BCX9250, in development. Considering the expectation that patients will be well-served by these other products, and the approximately $100 million in additional investment that would be required to advance BCX9250 to approval, we are stopping the BCX9250 program and redirecting this investment to the other opportunities we have to serve patients with complement-mediated diseases.
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
In September 2018, the U.S. Department of Health and Human Services (“HHS”) awarded us a $34.7 million contract for the procurement of up to 50,000 doses of RAPIVAB over a five-year period to supply the Strategic National Stockpile for use in a public health emergency. We initially delivered 20,000 doses of RAPIVAB under this contract in

2019 for a total price of approximately $13.9 million. We further delivered 20,000 and 9,980 doses of RAPIVAB in 2022 and 2021, respectively, and recorded revenue of $13.9 million and $6.9 million for the years ending December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we have delivered a total of 49,980 RAPIVAB doses of the 50,000 RAPIVAB doses available under the contract, effectively completing the contract with HHS.
Galidesivir (BCX4430)
Galidesivir is a broad-spectrum antiviral that has been shown to be active against more than 20 RNA viruses in nine different families, including filoviruses, togaviruses, bunyaviruses, arenaviruses, paramyxoviruses, coronaviruses and flaviviruses. In animal studies, galidesivir has demonstrated survival benefits against a variety of serious pathogens, including Marburg, Yellow Fever, Ebola, and Zika viruses and from exposures to aerosolized Marburg virus, an experimental condition designed to mimic an exposure scenario that could result during a bioterrorist attack. Our galidesivir research program has been substantially funded with federal funds under contracts with the National Institute of Allergy and Infectious Diseases within the HHS (“NIAID/HHS”) and BARDA/HHS. All of our government funding for galidesivir expired in 2022, and we have no plans to continue the galidesivir program without government funding.
Collaborations and In-License Relationships
ORLADEYO
Torii Pharmaceutical Co., Ltd. (“Torii”)
On November 5, 2019, we entered into a Commercialization and License Agreement with Torii (the “Torii Agreement”), granting Torii the exclusive right to commercialize ORLADEYO for the prevention of HAE attacks in Japan. Under the Torii Agreement, we received an upfront, non-refundable payment of $22.0 million. We received an additional milestone payment of $15.0 million in the second quarter of 2021 upon receipt from the Japanese National Health Insurance System (“NHI”) of a reimbursement price approval for ORLADEYO.
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
Other Collaborations for ORLADEYO
We have entered into a number of collaborations with commercial partners to help support the global launch of ORLADEYO. In 2021, we entered into supply and distribution agreements with Neopharm Ltd. (“Neopharm”) and NewBridge Pharmaceuticals (“NewBridge”) to support commercialization efforts in Israel and the UAE, respectively. Under the terms of these agreements, Neopharm will have the exclusive rights to commercialize ORLADEYO in Israel and the Palestinian Authority, and NewBridge will support commercialization efforts in the UAE, as well as the Gulf Cooperation Council and Iraq. On June 9, 2022, we announced that we have entered into an exclusive collaboration with Pint Pharma to register and promote ORLADEYO in the pan-Latin America region. Under the terms of the agreement, Pint Pharma will be responsible for obtaining and maintaining all marketing authorizations and for commercializing ORLADEYO in the region. On January 23, 2023, we announced that we have entered into a collaboration with Swixx to commercialize ORLADEYO in CEE. Under the terms of the agreement, Swixx will be responsible for commercializing ORLADEYO in 15 markets within CEE.

Peramivir Injection (RAPIVAB, RAPIACTA, PERAMIFLU)
Shionogi & Co., Ltd. (“Shionogi”)
In February 2007, we entered into a License, Development and Commercialization Agreement (as amended, supplemented or otherwise modified, the “Shionogi Agreement”), an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. In October 2008, we and Shionogi amended the Shionogi Agreement to expand the territory covered by the agreement to include Taiwan. The Shionogi Agreement provided for an upfront payment in exchange for the rights to injectable formulations of peramivir in Japan, development milestone payments (which have all been paid), commercial milestone payments, and royalty payments on product sales of peramivir, in accordance with the terms of the Shionogi Agreement.
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
Shionogi Royalty Monetization and Non-Recourse Notes Payable
On March 9, 2011, we completed a $30.0 million financing transaction to monetize certain future royalty and milestone payments under the Shionogi Agreement. Pursuant to the transaction, JPR Royalty Sub LLC, a wholly-owned subsidiary of the Company (“Royalty Sub”), issued $30.0 million in aggregate principal amount of its PhaRMA Senior Secured 14.0% Notes due 2020 (the “PhaRMA Notes”) in a private placement to institutional investors. The PhaRMA Notes were issued under an indenture, dated as of March 9, 2011 (the “Indenture”), by and between Royalty Sub and U.S. Bank National Association, as Trustee. We received net proceeds of $22.7 million from this transaction.
Principal and interest on the PhaRMA Notes are payable from, and are secured by the rights to royalty and milestone payments under the Shionogi Agreement, which were transferred by us to Royalty Sub in 2011. We remain entitled to receive any royalties and milestone payments related to sales of peramivir by Shionogi following repayment by Royalty Sub of the PhaRMA Notes. Royalty Sub’s obligations to pay principal and interest on the PhaRMA Notes are obligations solely of Royalty Sub and are without recourse to any other person, including the Company, except to the extent of our pledge of our equity interests in Royalty Sub in support of the PhaRMA Notes.
In September 2014, Royalty Sub was unable to pay the full amount of interest payable in September 2013 by the next succeeding payment date for the PhaRMA Notes, which was September 1, 2014. This inability constituted an event of default under the terms of the Indenture. Accordingly, we classified the PhaRMA Notes and related accrued interest as current liabilities on our balance sheet since that time. The PhaRMA Notes matured on December 1, 2020, at which time the outstanding principal amount of the PhaRMA Notes of $30.0 million, together with all accrued and unpaid interest of $20.6 million, was due in full. The failure by Royalty Sub to repay in full the outstanding principal amount of the PhaRMA Notes, together with any accrued and unpaid interest, at the December 1, 2020 final maturity date, constituted an additional event of default under the PhaRMA Notes. Due to the non-recourse nature of the PhaRMA Notes, we do not currently expect the continuing events of default on the PhaRMA Notes to have a significant impact on our future results of operations or cash flows. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Contractual Arrangements—Because continuing events of default exist under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub. As a result, we may not realize the benefit of future royalty payments, if any, that might otherwise accrue to us following repayment of the PhaRMA Notes and we could otherwise be adversely affected” in Part I, Item 1A of this report for further discussion of the continuing events of default under the PhaRMA Notes.
As of December 31, 2022, the PhaRMA Notes remained in default. We wrote off the balance due under the PhaRMA Notes to other income as a debt extinguishment as of December 31, 2021. See “Note 8—Royalty Monetizations—RAPIACTA—Non-Recourse Notes Payable—Debt Extinguishment” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about the write-off.

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
Additional Collaborations
We have previously entered into contracts with the U.S. Government, including the procurement contract with HHS for up to 50,000 doses of RAPIVAB over a five-year period to supply the Strategic National Stockpile for use in a public health emergency and contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir, as more fully discussed above under “Products and Product Candidates” and in “Note 15—Collaborative and Other Relationships” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report. As of December 31, 2022, we have delivered a total of 49,980 RAPIVAB doses of the 50,000 RAPIVAB doses available under the procurement contract, effectively completing the contract with HHS, and all of our government funding for galidesivir has expired.
We also have non-material license agreements with certain third parties, such as Albert Einstein College of Medicine of Yeshiva University (“AECOM”), Industrial Research, Ltd. (“IRL”), and the University of Alabama at Birmingham (“UAB”), which require that we make certain payments related to development of the product candidates covered by these agreements, net sales on any resulting product made by us, and annual license fees. We licensed a series of potent inhibitors of Purine Nucleoside Phosphorylase from AECOM and IRL, as well as an exclusive worldwide license of galidesivir for any antiviral use, and we have agreements with UAB for influenza neuraminidase and complement inhibitors. There is currently no activity between us and UAB on these agreements, but when we license this technology, such as in the case of the Shionogi and Green Cross agreements, or commercialize products related to these programs, we will owe sublicense fees or royalties on amounts received.
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
As of December 31, 2022, we have been issued approximately 31 U.S. patents that expire between 2023 and 2039 and that relate to our kallikrein inhibitor compounds, neuraminidase inhibitor compounds, broad-spectrum antiviral (“BSAV”) compounds, purine nucleoside phosphorylase (“PNP”) inhibitor compounds, and complement-mediated disease program compounds. We have licensed a number of compounds protected by certain composition of matter patents from AECOM and IRL, totaling three additional U.S. patents that expire between 2023 and 2029. Additionally, we have approximately 25 Patent Cooperation Treaty or U.S. patent applications pending related to kallikrein inhibitor compounds, neuraminidase inhibitor compounds, BSAV compounds, PNP inhibitor compounds, FOP program compounds, and complement-mediated disease program compounds. Our pending applications may not result in issued patents, our patents may not cover the products of interest or may not be enforceable in all, or any, jurisdictions and our patents may not provide us with sufficient protection against competitive products or otherwise be commercially viable. After expiration of composition of matter patents for our products and product candidates, we may rely on data exclusivity, or in some cases, method of use patents. The enforceability of these patents varies from jurisdiction to jurisdiction and may not be allowed or enforceable in some territories where we may seek approval. We may not have the funds to continue patent prosecution or to defend all of our existing patents in our current patent estate and may selectively abandon patents or patent families worldwide or in certain territories.
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
We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that successfully complete clinical trials, obtain required regulatory approvals, and commence commercial marketing and sales of their products may achieve a significant competitive advantage. Our commercial potential could also be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Any of these competitive factors may impact our decisions with respect to our products, product candidates and early-stage discovery programs. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Competing in our Industry” in Part I, Item 1A of this report for further discussion of these risks.
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
HAE
HAE is an autosomal dominant disease characterized by painful, unpredictable, recurrent attacks of inflammation affecting the hands, feet, face, abdomen, urogenital tract, and the larynx. The inflammation can be disfiguring, debilitating, or in the case of laryngeal attacks, life-threatening. Prevalence for HAE is uncertain but is estimated to be approximately 1 case per 33,000 to 67,000 persons without known differences among ethnic groups and is caused by deficient (Type I) or dysfunctional (Type II) levels of C1-Inhibitor (“C1-INH”), a naturally occurring molecule that is known to inhibit kallikrein, bradykinin, and other serine proteases in the blood. If left untreated, HAE can result in a mortality rate as high as 40% primarily due to upper airway obstruction. There are several licensed therapies for HAE, including the following:
•C1-INH replacement therapy is available as an acute therapy (Berinert®) and as a prophylactic therapy (Haegarda® and Cinryze®). These therapies are dosed subcutaneously and intravenously. Recombinant C1-INH (Ruconest®) is also available as an acute therapy.

•Kallikrein Inhibitors — Kalbitor® (ecallantide) is a specific recombinant plasma kallikrein inhibitor that is dosed subcutaneously by healthcare providers to treat acute HAE attacks. Takhzyro® (lanadelumab-flyo) is a monoclonal antibody approved for prophylaxis of HAE attacks and can be self-administered as a subcutaneous injection.
•Bradykinin receptor antagonist — Firazyr® (icatibant) and generic icatibant are indicated for the treatment of acute attacks and is administered by subcutaneous administration.
•Other medications — Prophylactic administration of synthetic attenuated androgens (generically available as danazol or stanozolol) has been utilized to reduce the frequency or severity of attacks. However, long-term use of danazol or stanozolol may result in liver damage, virilization and arterial hypertension. Six-month liver function tests, annual lipid profiles, and biennial hepatic ultrasound are recommended for patients on chronic androgen therapy.
We are aware of a number of HAE therapies in clinical development that, if approved, may compete with ORLADEYO. These include:

Company	Asset	Mechanism of Action	Route of Administration	Trial Phase	Role in Therapy
KalVista	Sebetralstat	Kallikrein inhibitor	Oral	III	Acute treatment
Pharvaris	PHA121 (PHVS416/PHVS719)	B2 receptor antagonist	Oral	II/III	Acute and Prophylaxis
Attune	ATN-249	Kallikrein inhibitor	Oral	I	Prophylaxis
CSL	Garadacimab	Anti-factor XII mAb	IV/Subcutaneous	III	Prophylaxis
Ionis	Donidalorsen	Prekallikrien Antisense	Subcutaneous	III	Prophylaxis
Astria	STAR-0215	Kallikrein inhibitor	Subcutaneous	Ia	Prophylaxis
ADARx	ADX-324	siRNA	Subcutaneous	I	Prophylaxis
Intellia	NTLA-2002	Gene Therapy	IV	I/II
BioMarin	BMN-331	Gene Therapy	IV	I/II
Complement-Mediated Diseases
Several rare diseases are known to be mediated by defects of the complement system, including, but not limited to, paroxysmal nocturnal hemoglobinuria (“PNH”), atypical hemolytic uremic syndrome (“aHUS”), complement 3 glomerulopathy (“C3G”), Immunoglobulin A Nephropathy (“IgAN”), and myasthenia gravis. Alexion’s (part of AstraZeneca Rare Disease) Soliris® (eculizumab) is a C5 inhibitor approved for PNH, aHUS, myasthenia gravis, and neuromyelitis optica spectrum disorder. Soliris had global sales of over $3.7 billion in 2022. Alexion also received FDA approval for Ultomiris® (ravulizumab), a longer-acting C5 inhibitor, as a treatment for PNH in late 2018 and aHUS in late 2019. Global sales for Ultomiris were over $1.9 billion in 2022. Apellis Pharmaceuticals, Inc.’s Empaveli® is a C3 inhibitor approved for PNH in the United States and Europe in 2021.

We are aware of a number of complement pathway-based products in development, which include:

Company	Asset	Mechanism of Action	Route of Administration	Trial Phase
Apellis	Empaveli	C3 Inhibitor	Subcutaneous	Approved
Akari	Nomacopan	C5 Inhibitor	Subcutaneous	III
Roche	Crovalimab (RG6107)	C5 Inhibitor	IV / Subcutaneous	III
Regeneron	Pozelimab	C5 Inhibitor	IV / Subcutaneous	III
Omeros	Narsoplimab OMS906	MASP-2 Inhibitor MASP-3 Inhibitor	IV / Subcutaneous Subcutaneous	BLA I
AstraZeneca	Danicopan (ALXN2040) Vermicopan (ALXN2050)	Factor D Inhibitor Factor D Inhibitor	Oral Oral	III II
Novartis	Iptacopan (LNP023) Tesidolumab	Factor B Inhibitor C5 Inhibitor	Oral IV	III II
ChemoCentryx	Tavneos (avacopan)	C5aR Inhibitor	Oral	Approved
Ra / UCB	Zilucoplan	C5 Inhibitor	Subcutaneous	II
Alnylam	Cemdisiran	C5 Inhibitor	Subcutaneous	II
Amgen (Phase 3), Samsung, and Isu Abxis are also in clinical trials developing biosimilars of eculizumab.
Certain diseases that are mediated by defects of the complement system, such as IgAN, may also have pathology that is mediated by other mechanisms. Products that are not inhibitors of the complement system, such as Tarpeyo (DR-budesonide) for IgAN, may change the treatment landscape and future competitive environment for our products.
Antivirals
The pharmaceutical market for products that prevent or treat influenza is very competitive. Key competitive factors for RAPIVAB (peramivir injection) include, among others, efficacy, ease of use, safety, price and cost-effectiveness, storage and handling requirements, and reimbursement. A number of products are currently available in the United States and/or other counties, including Japan, for the prevention or treatment of influenza, including seasonal flu vaccines, F. Hoffmann-La Roche Ltd.’s (“Roche”) TAMIFLU® (oseltamivir), generic oseltamivir, GlaxoSmithKline plc’s (“GSK”) RELENZA®, Genentech and Shiongi’s XOFLUZA® and Daiichi Sankyo Co., Ltd.’s INAVIR®. In addition, FUJIFILM Corporation’s favipiravir, a polymerase inhibitor, is approved in Japan.
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
Government Regulation

Our business is subject to extensive regulation by the FDA and foreign governments. These regulations include, among other things, regulations for the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. The regulatory review and approval process is lengthy, expensive, and uncertain. Before obtaining regulatory approvals for the commercial sale of any products, we or our partners must demonstrate that our product candidates are safe and effective for use in humans. The approval process takes many years, substantial expenses may be incurred, and significant time may be devoted to clinical development. Further, the duration of the approval process may be exacerbated by global health concerns or other considerations that could prevent regulatory authorities from conducting their inspections, reviews, or other regulatory activities that could significantly impact the ability of such authorities to timely review and process our regulatory submissions.

Even if the FDA or foreign regulatory authorities approve a product candidate, the approval may limit the indicated uses for the product candidate, impose other restrictions on the product candidate, and/or may require post-approval studies that could impair the commercial viability of the product candidate. Even upon any approval to market our potential products, whether in the United States or internationally, we will continue to be subject to extensive regulatory requirements. These requirements are wide ranging and govern, among other things:

•adverse drug experience reporting regulations;
•product promotion;
•product manufacturing, including good manufacturing practice requirements; and product changes or modifications.
These government regulations are a significant factor in the production and marketing of any pharmaceutical products that we develop. Failure to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process may subject us to sanctions, including:
•delays;
•warning letters;
•fines;
•product recalls or seizures;
•injunctions;
•penalties;
•refusal of the FDA or any foreign regulatory authority to review pending market approval applications or supplements to approval applications;
•total or partial suspension of production;
•civil penalties;
•withdrawals of previously approved marketing applications; and
•criminal prosecutions.
The policies of the FDA and foreign regulatory authorities may change, and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or approval of new indications for our existing products. We cannot predict the likelihood, nature, or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.
FDA Regulation
Before testing potential product candidates in humans, we carry out laboratory and animal studies to determine safety and biological activity. After completing preclinical trials, we must file an investigational new drug application (“IND”), including a proposal to begin clinical trials, with the FDA. Thirty days after filing an IND, a phase 1 human clinical trial can start, unless the FDA places a hold on the trial.
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
Initiation and completion of the clinical trial phases are dependent upon many factors, including things that are beyond our control. For example, the clinical trials cannot begin at a particular site until that site receives approval from its Institutional Review Board (“IRB”), which reviews the protocol and related documents. This process can take several weeks to several months. In addition, clinical trials are dependent on patient enrollment, but the rate at which patients enroll in a study depends on:
•willingness of investigators to participate in a study;
•ability of clinical sites to obtain approval from their IRB;
•the availability of the required number of eligible subjects to be enrolled in a given trial;
•the availability of existing or other experimental drugs for the disease we intend to treat;
•the willingness of patients to participate; and
•the patients meeting the eligibility criteria.
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
Approved drugs that are manufactured or distributed in the United States pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. For example, advertising and promotion are subject to stringent FDA rules and oversight, and as an NDA holder, we may be held responsible for any advertising and promotion that is not in compliance with the rules and regulations. In particular, the claims in all promotional materials and activities must be consistent with the FDA approvals for approved products and must be appropriately substantiated and fairly balanced with information on the safety risks and limitations of the products. We are also required to engage in appropriate truthful, non-misleading, and non-promotional scientific exchange concerning our products.
After approval, most changes to the approved product, such as adding new indications or other labeling claims and some manufacturing and supplier changes, are subject to prior FDA review and approval. The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including phase 4 clinical trials, and surveillance programs to further assess and monitor the product’s safety and effectiveness after commercialization.
We and all of our contract manufacturers are also required to comply with the applicable FDA current Good Manufacturing Practice (“cGMP”) regulations during clinical development and to ensure that the product can be consistently manufactured to meet the specifications submitted in an NDA. The cGMP regulations include requirements relating to product quality, as well as the corresponding maintenance of records and documentation. Manufacturing facilities must be approved by the FDA before they can be used to manufacture our products. Based on an inspection, the FDA determines whether manufacturing facilities are in compliance with applicable regulations. Manufacturing facilities in non-United States countries that are utilized to manufacture drugs for distribution into the United States are also subject to inspection by the FDA. Additionally, failure to comply with local regulatory requirements could affect production and availability of product in relevant markets.
Orphan Drugs
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation, if sought, must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant with FDA orphan drug designation for a particular active ingredient to receive FDA approval of the designated drug for the disease indication for which it has such designation is entitled to a seven-year exclusive marketing period (“orphan drug exclusivity”) in the United States for that product, for that indication. During the seven-year period, the FDA may not finally approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the license holder cannot supply sufficient quantities of the product. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition, provided that the sponsor has conducted appropriate clinical trials required for approval. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee for the orphan indication.
Fast Track Designation
Under the Fast Track program, the sponsor of an IND may request the FDA to designate the drug candidate as a Fast Track drug if it is intended to treat a serious condition and fulfill an unmet medical need. The FDA must determine if the drug candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. Once the FDA designates a drug as a Fast Track candidate, it is required to facilitate the development and expedite the review of that drug by providing more frequent communication with, and guidance to, the sponsor.
In addition to other benefits, such as greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track drug’s NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s review period as specified under the Prescription Drug User Fee Act for filing and reviewing an application does not begin until the last section of the NDA has been submitted. Additionally, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
Foreign Regulation
In addition to regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials and marketing approval, commercial sales, and distribution of drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country, some of which are discussed below, and may also include post-approval commitments.

European Union
The various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Pursuant to the Clinical Trials Directive 2001/20/EC, as amended (the “Clinical Trials Directive”), a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, approval must be obtained from the national competent authority of each EU member state in which a clinical trial is planned to be conducted. A clinical trial application (“CTA”) is submitted, which must be supported by an investigational medicinal product dossier and further supporting information prescribed by the Clinical Trials Directive and other applicable guidance documents, including, but not limited to, the clinical trial protocol. Further, a clinical trial may only be started after an independent ethics committee has issued a favorable opinion on the CTA in that country.
In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014 (the “Regulation”), which is set to replace the current Clinical Trials Directive. The Regulation came into effect on January 31, 2022 with a three-year transition period in which clinical trial sponsors will be able to choose among different submission pathways. The Regulation, which is directly applicable in all EU member states, aims to simplify and streamline the approval of clinical trials in the European Union. For instance, the Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.
Manufacturing and import into the European Union of investigational medicinal products for use in clinical trials is subject to the holding of appropriate authorizations and must be carried out in accordance with cGMP.
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
United Kingdom
The United Kingdom’s exit from the European Union, or Brexit, has caused political and economic uncertainty, including in the regulatory framework applicable to our operations and product candidates, and this uncertainty may persist for years. Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) is the United Kingdom’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules apply in Northern Ireland than in England, Wales and Scotland (together, Great Britain or “GB”). Northern Ireland continues to follow the EU regulatory regime, but its national competent authority remains the MHRA. The MHRA published a draft guidance on how various aspects of the U.K. regulatory regime for medicines will operate in GB and in Northern Ireland following the expiration of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, marketing authorizations, importing, exporting and pharmacovigilance and is relevant to any business involved in the research, development or commercialization of medicines in the United Kingdom. The U.K. regulatory regime largely mirrors that of the European Union.
Japan
Under the Japanese regulatory system administered by the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”), pre-marketing approval and clinical studies are required for all pharmaceutical products. To obtain manufacturing/marketing approval, we must submit an application for approval to the Ministry of Health, Labor and Welfare (“MHLW”) with results of nonclinical and clinical studies to show the quality, efficacy, and safety of a new drug. A data compliance review, good Clinical Practices on-site inspection, cGMP audit, and detailed data review are undertaken by the PMDA. The application is then discussed by the committees of the Pharmaceutical Affairs and Food Sanitation Council (“PAFSC”). Based on the results of these reviews, the final decision on approval is made by the MHLW. In Japan, the National Health Insurance system maintains a Drug Price List specifying which pharmaceutical products are eligible for reimbursement, and the MHLW sets the prices of the products on this list. The price will be determined within 60 to 90 days following approval unless the applicant disagrees, which may result in extended pricing negotiations. The government generally introduces price cut rounds every other year and also mandates price decreases for specific products. New products judged innovative or useful, that are indicated for pediatric use, or that target orphan or small population diseases, however, may be eligible for a pricing premium. The Japanese government has also promoted the use of generics, where available.
Fraud and Abuse and Related Regulatory Laws
We are subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including both federal and state anti-kickback and false claims laws. Outside of the United States, we may be subject to analogous foreign laws and regulations in the various jurisdictions in which we operate. These laws and regulations apply to our or our partners’ operations, sales and marketing practices, price reporting, and relationships with physicians and other customers and third-party payors. Anti-kickback laws generally prohibit a manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may be no regulations, guidance or court decisions that clarify how the laws apply to particular industry practices. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursement or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.
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
Reimbursement and Healthcare Reform
In both the United States and other countries, sales and reimbursement of any approved products will depend, in part, on the extent to which the costs of such products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results. In addition, there is significant uncertainty regarding the reimbursement status of newly approved healthcare products.
Adequate coverage and reimbursement in the United States and other countries is critical to the commercial success of approved products. Recently in the United States, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed, among other things, to reform government program reimbursement methodologies. In addition, individual states in the United States have been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Third-party payors are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many third-party payors negotiate the price of medical services and products and develop formularies that establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the third-party payor’s patient population. The process for obtaining coverage can be lengthy and costly, and it could take several months before a particular payor initially reviews a product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data in order to demonstrate the cost-effectiveness of a particular product.

Outside the United States, ensuring adequate coverage and payment for drug products can have challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct an active comparator clinical trial to demonstrate the relative effectiveness of our therapeutic candidates or products to other available therapies to support our pricing, which could be expensive and result in delays in our commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved healthcare products. Recent budgetary pressures in many EU countries are also causing governments to consider or implement various cost-containment measures, including reference price grouping, price freezes, increased price cuts, and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.
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
Many state laws govern the privacy of personal information in specified circumstances. For example, in California the California Consumer Privacy Act (“CCPA”) establishes a privacy framework for covered businesses by creating an expanded definition of personal information, establishing data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the CCPA, other personal information may be covered, and possible changes to the CCPA may broaden its scope. Other states, such as Virginia, Colorado and Utah, have also enacted comprehensive privacy laws, and it is possible that additional states will follow suit.

EU member states, the United Kingdom, Switzerland, and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations. In the European Economic Area (“EEA”), the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation (“GDPR”). The GDPR, together with national legislation, regulations, and guidelines of the states in the EEA, the United Kingdom, and Switzerland governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. The GDPR also imposes additional special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the EEA and, through incorporation in national legislation, the United Kingdom. Further, the GDPR provides a broad right for EU member states to create supplemental national laws, for example relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase and harm our business and financial condition. The GDPR and similar national legislation grant individuals the opportunity to object to the processing of their personal information, allow them to request deletion of personal information in certain circumstances, and provide the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR and similar national legislation impose strict rules on the transfer of personal data out of the EEA, the United Kingdom, Switzerland, and other countries to the United States or other regions that have not been deemed to offer “adequate” privacy protections. These obligations and regulations also concern security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA, the United Kingdom, or Switzerland. Guidance on implementation and compliance practices are often updated or otherwise revised.

The EU Clinical Trials Regulation also imposes new obligations to make publicly available certain information generated from clinical trials. Only very limited information is exempted from disclosure, i.e. commercially confidential information (which is construed increasingly narrowly) and protected personal data. It may be possible for others to use this data (for example, competitors who may use this data in their own research and development programs) once this data is in the public domain.

We are also subject to the supervision of local data protection authorities in those jurisdictions where we undertake clinical trials. We depend on a number of third parties in relation to the provision of our services, a number of which process personal data of EU individuals on our behalf. With each such provider we are required to enter into contractual arrangements under which they are contractually obligated to only process personal data according to our instructions, and conduct diligence to ensure that they have sufficient technical and organizational security measures in place.

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
Corporate Compliance
In order to ensure compliance with applicable laws and regulations, our Chief Financial Officer, Chief Legal Officer, and Chief People Officer oversee compliance training, education, auditing, and monitoring; enforce disciplinary guidelines for any infractions of our corporate polices; implement new policies and procedures; respond to any detected issues; and undertake corrective action procedures. Our controls address compliance with laws and regulations that govern public pharmaceutical companies, including, but not limited to, the following: federal and state law, such as the Sarbanes-Oxley Act of 2002 and the U.S. Foreign Corrupt Practices Act of 1977; Nasdaq listing requirements; the regulations of the Financial Industry Regulatory Authority, the SEC, the FDA, and HHS; and applicable laws and regulations administered by foreign regulatory authorities, including those of the European Union, the United Kingdom, and Japan. Our standard operating procedures are designed to provide a framework for corporate governance in accordance with ethical standards and best legal practices.

Human Capital Resources
As of December 31, 2022, we had approximately 531 employees, of whom approximately 217 employees were engaged in the research and development function of our operations. Our research and development staff, approximately 65 of whom hold Ph.D. or M.D. degrees, have diversified experience in biochemistry, pharmacology, X-ray crystallography, synthetic organic chemistry, computational chemistry, medicinal chemistry, clinical development, and regulatory affairs.
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
We are committed to providing a workplace that protects the health and well-being of our employees. All employees are required to abide by our Code of Conduct and Compliance Plan and health and safety parameters and to contribute to a positive, inclusive, and friendly company culture. Where we believe such arrangements can be effective, we have implemented flexible working arrangements, including work from home arrangements, for our employees. We consider our relations with our employees to be satisfactory.
Corporate Information
We are a Delaware corporation originally founded in 1986. Our corporate headquarters is located at 4505 Emperor Blvd., Suite 200, Durham, North Carolina 27703, and our corporate telephone number is (919) 859-1302. For more information about us, please visit our website at www.biocryst.com. The information on our website is not incorporated into this report.
Financial Information
For information related to our revenues, profits, net loss and total assets, in addition to other financial information, please refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report. Financial information about revenues derived from countries outside the United States is included in Notes 1 and 2 to the Consolidated Financial Statements contained in this report.
Available Information
Our website address is www.biocryst.com. We make available, free of charge, on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available at our website copies of our audit committee charter, compensation committee charter, corporate governance and nominating committee charter and our Code of Conduct, which applies to all our employees as well as the members of our Board of Directors. Any amendment to, or waiver from, our Code of Conduct will be posted on our website.

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

The global COVID-19 pandemic continues to affect the United States and global economies, and could cause disruptions to our business, operations, and clinical development or commercialization plans and timelines, as well as the business and operations of third parties with whom we conduct business. For example, government orders and evolving business policies and procedures have impacted and may continue to impact, among other things: (1) our personnel and those of third parties on whom we rely, including our development partners (such as Torii), manufacturers, CROs, and others; (2) the conduct of our current and future clinical trials and commercial interactions; and (3) the operations of the FDA, EMA, PMDA, and other health and governmental authorities, which could result in delays of reviews and approvals, including as we continue to expand internationally and bring ORLADEYO to additional global markets.

If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be stopped or delayed, or the costs of such development and commercialization activities could increase, any of which could have a material adverse impact on our business. For example, our suppliers or other vendors may be unable to meet their obligations to us or perform their services as expected as a result of the COVID-19 pandemic or other health epidemics. In such circumstances, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Such delays could adversely impact our ability to meet our desired clinical development and any commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these challenges or delays will not have an adverse impact on our business, financial condition and prospects.

In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, the acceleration of COVID-19 slowed the startup of the inadequate C5 responder cohorts in our complement oral Factor D program and, as a result, delayed the reporting of related data in 2020. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city, or state could adversely impact our clinical trial operations.

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

Where possible and practical, we continue to provide work-from-home flexibility for our employees, which could negatively impact productivity, disrupt our business and delay our clinical programs and timelines. In addition, we are a government contractor, and as such, we are subject to the federal COVID-19 safety protocols. We cannot accurately predict the impact on operations of any return-to-the-office plan, nor of the federal COVID-19 safety protocols on our business or on third parties with whom we conduct business. Our business may be negatively impacted in the event that large numbers of employees or key employees do not comply with these protocols. These and similar, and perhaps more severe, disruptions to our operations could negatively impact our business, operating results and financial condition.

The spread of COVID-19, which has caused a broad impact globally, could also materially affect our access to capital. While the future economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic could result in further significant disruption of global financial markets, reducing our ability to access the equity or debt capital markets or obtain other sources of capital, which could negatively affect our liquidity. In addition, a recession or market correction could materially affect our business and the value of our common stock.

The global pandemic continues to evolve, with the ultimate impact of the COVID-19 pandemic or a similar health epidemic being uncertain and subject to change. These effects could be material, and we will continue to monitor the COVID-19 situation closely. We do not yet know the full extent and magnitude of the impacts that COVID-19 has had or will have on our business, the healthcare system, the pharmaceutical industry, or the global economy. In addition, the COVID-19 pandemic could have the effect of heightening many of the other risks described below.
Financial and Liquidity Risks
We have incurred losses since our inception, expect to continue to incur such losses, and may never be profitable.
Since our inception, we have not achieved sustained profitability. We expect to incur additional losses for the foreseeable future, and our losses could increase as our research and development efforts and commercial activities progress. We expect that such losses will fluctuate from quarter to quarter and that losses and fluctuations may be substantial. To become profitable, we, or our collaborative partners, must successfully manufacture and develop products and product candidates, receive regulatory approvals, and successfully commercialize our products and/or enter into profitable commercialization arrangements with other parties. It could take longer than expected before we receive, or we may never receive, significant revenue from any current or future license agreements or significant revenues directly from product sales. Even if we are able to successfully commercialize our existing products, or to develop or otherwise acquire new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligation to pay RPI and OMERS, as applicable, royalties on certain revenues from ORLADEYO and BCX10013 under the Royalty Purchase Agreements, may reduce the profitability of such products.
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
We may need to raise additional capital in the future. If we are unable to raise capital as and when needed, we may need to adjust our operations.
We have sustained operating losses for the majority of our corporate history and expect that our 2023 expenses will exceed our 2023 revenues. We expect to continue to incur operating losses and negative cash flows unless and until revenues reach a level sufficient to support ongoing operations.
In order to continue future operations, progress our drug discovery and development programs, and commercialize our current products and product candidates, we may be required to raise additional capital. In addition to seeking strategic partnerships and transactions, we may access the equity or debt markets, incur additional borrowings, pursue royalty or other monetization transactions, or seek other sources of funding to meet liquidity needs at any time, including to take advantage of attractive opportunities in the capital markets. Additional funding, whether through additional sales of securities, additional borrowings, royalty or other monetization transactions, collaborative arrangements with partners, including corporate partners such as Torii, or from other sources, may not be available when needed or in a form or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of our currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under our Credit Agreement with Athyrium Opportunities III Co-Invest 1 LP (“Athyrium” and such agreement, as amended, the “Credit Agreement”). In addition, collaborative arrangements may require us to transfer certain material rights to our corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs. See “Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—If we fail to obtain additional financing or acceptable partnership arrangements as and when needed, we may be unable to complete the development and commercialization of our products and product candidates or continue operations” in this section for further discussion of the capital requirements for our development and commercialization efforts.
Our liquidity needs will largely be determined by the success of operations in regard to the commercialization of our products, particularly ORLADEYO, and the progression of our product candidates in the future. Our plans for managing our liquidity needs primarily include controlling the timing and spending on our research and development programs, raising additional funds as discussed herein, and commercializing our approved products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this report for additional information about our liquidity needs, capital requirements, potential funding alternatives, and adequacy of available funds.
There can be no assurance that any of our plans will be successful or that additional capital will be available to us on reasonable terms, or at all, when needed. If we are unable to obtain sufficient additional capital as and when needed, we may be forced to adjust or curtail our operations; delay, reduce, or stop ongoing clinical trials or commercialization efforts; cease operations altogether; or file for bankruptcy.
Risks Relating to Drug Development and Commercialization
Our success depends upon our ability to manage our product candidate pipeline, advance our product candidates through the various stages of development, especially through the clinical trial process, and to receive regulatory approvals for the commercial sale of our product candidates.
The success of our business depends upon our ability to manage our product candidate pipeline, including through expanding the pipeline, as appropriate, through our internal identification and discovery of product candidates or otherwise in-licensing or acquiring products or product candidates and integrating them into our business effectively and efficiently; advancing our product candidates through the various stages of development; and receiving regulatory approvals for the commercial sale of our product candidates. Identifying, selecting, and in-licensing or acquiring products or product candidates requires substantial expense and technical and financial expertise, and if we are unable to effectively manage our pipeline and integrate viable products or product candidates into our business on acceptable terms, or at all, our business and drug development efforts would suffer.
To receive the regulatory approvals necessary for the commercial sale of our product candidates, we or our partners must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective. The development process and related regulatory process are complex and uncertain. The preclinical and clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy and safety, failure to demonstrate adequate benefit-risk balance, failure to achieve a commercially attractive and competitive product label, failure to achieve approval in commercially attractive indications, the occurrence of adverse events that are severe or medically or commercially unacceptable, our or our partners’ failure to comply with trial protocols, applicable regulatory requirements, or industry standards, or a determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or be approved in accordance with our development plans or at all. We cannot guarantee that any preclinical studies and clinical trials will be conducted as planned or completed on schedule, if at all, or that the results of such trials will be sufficient to support regulatory approval for our product candidates.
Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols, and adequate benefit-risk profile. Failure to achieve any of these endpoints or to show adequate benefit-risk profile in any of our programs, including our complement program (inclusive of BCX10013) and our other rare disease product candidates, could result in delays in or modifications to our trials or require the performance of additional unplanned trials. For example, recent dose-related observations in an ongoing BCX10013 nonclinical study will delay the clinical program. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to be associated with or to cause undesirable or unexpected side effects that could result in substantial modifications or delays in the development plans for our product candidates, significant unexpected costs, or the termination of programs, such as we experienced with BCX9930 in 2022 prior to discontinuing its development later that year.
In addition, the development plans for our product candidates, including our clinical trials (including for BCX10013), may not be adequately designed or executed, which could negatively affect the outcome and analysis of study results. Because of the cost and duration of clinical trials, we have decided in the past, and may in the future decide, to discontinue development of product candidates for various reasons, including, but not limited to, that they are unlikely to show favorable results in clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential.
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
Our ability to complete the clinical development process successfully is dependent upon many factors, including, but not limited to:
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
Our failure to engage in successful collaborations at any one of these stages would greatly impact our business. If we do not license enzyme targets or inhibitors from academic institutions or from other biotechnology companies on acceptable terms, or at all, our drug development efforts would suffer. Similarly, if the contract research organizations or third-party contractors that conduct our initial or late-stage clinical trials, conduct our toxicology or other studies, manufacture our starting materials, drug substance and product candidates, provide laboratory testing or other services in connection with our clinical trials, or assist with our regulatory function breach their obligations to us, perform their services inconsistent with industry standards, or fail to comply with regulatory requirements, this would delay or prevent both the development of our product candidates and the availability of any potential commercial product.
If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to applicable FDA current Good Laboratory Practices, cGMP, and current Good Clinical Practices, and comparable foreign standards. We do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed. If any of the foregoing risks is realized, our business, financial condition and results of operations could be materially adversely affected.
If we fail to obtain additional financing or acceptable partnership arrangements as and when needed, we may be unable to complete the development and commercialization of our products and product candidates or continue operations.
As our programs advance, our costs are likely to increase. Our current and planned discovery, development, approval, and commercialization efforts will require significant capital. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to effectively manage our product candidate pipeline; our ability to obtain regulatory approvals for our product candidates, including BCX10013; our ability to maintain regulatory approvals for, successfully commercialize, and achieve market acceptance of our products, including ORLADEYO; our ability to raise additional capital; the amount of funding we receive from partnerships with third parties for the development and commercialization of our products and product candidates (including our collaboration with Torii); the commercial success of our products achieved by our partners; the progress and results of our current and proposed clinical trials for our product candidates; and the progress made in the manufacture of our lead products and the progression of our other programs.

In order to continue future operations, progress our drug discovery and development programs, and commercialize our current products and product candidates, we may be required to raise additional capital. Our ability to raise additional capital as and when needed, or at all, may be limited and may greatly depend upon our success in commercializing and achieving market acceptance of ORLADEYO and the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs (including, but not limited to, formulation progress, long-term human safety studies, clinical trial investigations, and carcinogenicity, drug-drug interaction, toxicity, or other required studies) for our complement program (including BCX10013) for diseases of the complement system and other rare disease product candidates, as well as any post-approval studies for our products. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of COVID-19, rising inflation or increased interest rates, may restrict our future flexibility to raise capital when such needs arise. See “Risks Relating to Our Business—Financial and Liquidity Risks—We may need to raise additional capital in the future. If we are unable to raise capital as and when needed, we may need to adjust our operations” in this section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this report for additional information about our liquidity risks and capital requirements.
Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, distribution partners, and others), which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of COVID-19, rising inflation, increased interest rates, or the conflict in Ukraine. Any such instability may impact these parties’ ability to fulfill contractual obligations to us, or it might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions have in the past and could again place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development and commercialization of our products and product candidates.
If we or our partners do not obtain regulatory approvals for our product candidates or maintain regulatory approvals for our products, we or our partners will not be able to commercialize and sell these products and potential products, which would significantly harm our business because we will receive no revenue.
We or our partners must obtain regulatory approvals before marketing or selling our products. If the FDA or a comparable foreign regulatory authority delays or denies regulatory approval of one of our product candidates, or revokes approval of a previously approved product, we would be unable to market or sell the product in the applicable jurisdiction and would not receive revenue from sales or licensing arrangements related thereto, which could have a material and adverse impact on our business.
The process of preparing for and obtaining regulatory approval in any jurisdiction may be lengthy and expensive, and approval is never certain. Because of the risks and uncertainties inherent to the development process, including risks and uncertainties related to the impact of COVID-19, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. As discussed under “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—Our success depends upon our ability to manage our product candidate pipeline, advance our product candidates through the various stages of development, especially through the clinical trial process, and to receive regulatory approvals for the commercial sale of our product candidates,” we or our partners have experienced, and may again in the future experience, any number of unfavorable outcomes during or as a result of preclinical studies and clinical trials that could delay or prevent regulatory approval of our product candidates, or negatively impact our management’s credibility, our value and our operating results.
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
Because we focus on developing drugs as treatments for rare diseases, we may seek orphan drug, breakthrough therapy or fast track designations for our product candidates in the United States or the equivalent designations elsewhere in the world. Often, regulatory authorities have broad discretion in determining whether or not to grant such designations. We cannot guarantee that our product candidates will receive orphan drug status from the FDA or equivalent designations from other regulatory authorities. We also cannot guarantee that we will receive breakthrough therapy, fast track, or equivalent designations, which provide certain potential benefits such as more frequent meetings with the applicable regulatory authorities to discuss development plans, intensive guidance on efficient drug development programs, and potential eligibility for rolling review or priority review. Even if we are successful in obtaining any such designations for our product candidates, such designations may not lead to faster development or regulatory review or approval and do not increase the likelihood that our product candidates will receive marketing approval. We may not be able to obtain or maintain these designations for our product candidates that receive them, and our competitors may obtain these designations for their product candidates, which could impact our ability to develop and commercialize our products and product candidates or compete with such competitors, which may adversely impact our business, financial condition or results of operations.
The commercial viability of any approved product could be compromised if the product is less effective than expected, causes undesirable side effects that either were not previously identified or worse than expected, or fails to achieve market acceptance within the medical community.
If, after obtaining regulatory approval of a product, we or others discover that the product is less effective than previously believed or causes undesirable side effects that either were not previously identified or worse than expected, any of the following adverse events could occur:
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
Even after receiving regulatory approval, any product could fail to gain sufficient, or any, market acceptance by physicians, patients, third-party payors, health authorities and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. If an approved product does not achieve an adequate level of market acceptance, it may not generate significant revenues. The occurrence of any of the foregoing could have a material and adverse impact on our business.
If we fail to successfully commercialize or establish collaborative relationships to commercialize certain of our products and product candidates, or if any partner terminates or fails to perform its obligations under agreements with us, potential revenues from commercialization of our products and product candidates could be reduced, delayed or eliminated.
Our business strategy includes increasing the asset value of our product and product candidate portfolio. We believe this is best achieved by retaining full product rights or through collaborative arrangements with third parties as appropriate. As needed, potential third-party relationships could relate to preclinical development, clinical development, regulatory approval, marketing, sales, and distribution of our products and product candidates.
Currently, we have established collaborative relationships, including with Torii for the commercialization of ORLADEYO in Japan, with third-party distributors for ORLADEYO in certain other markets, and with each of Shionogi and Green Cross for the development and commercialization of peramivir. The process of establishing and implementing collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
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
There can be no assurance that our or our partners’ commercialization efforts, methods and strategies will succeed. We may be unable to establish or sufficiently increase our sales, marketing and distribution capabilities for products we currently, or plan to, commercialize. Our ability to receive revenue from products we or our partners commercialize is subject to several risks, including:
•we or our partners may fail to complete clinical trials successfully, or satisfy post-marketing commitments, sufficient to obtain and maintain regulatory agency marketing approval;
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
•future revenue from product sales will depend on our ability to successfully complete clinical studies, obtain regulatory approvals, and manufacture, market, distribute and commercialize our approved drugs; and
•the impact of the COVID-19 pandemic on us or our partners.
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
Even if we are able to successfully commercialize our existing products, or to develop new commercially viable products, certain obligations we have to third parties, including, without limitation, our obligations to pay royalties on certain revenues from ORLADEYO and BCX10013 under the Royalty Purchase Agreements, may reduce the profitability of such products.
We have expanded, and may continue expanding, our development and regulatory capabilities and implementing sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We have experienced, and may continue to experience, significant growth in the number of our employees and the scope of our operations in the United States and internationally, particularly in the areas of drug development, regulatory affairs, sales, marketing, and distribution. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems and processes, expand our facilities and continue to recruit and train qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations, implement appropriate systems and processes in a timely manner or at all, or recruit, train, and retain qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. In addition, if a commercial launch for any product or product candidate for which we recruit a commercial team and establish marketing capabilities in any region is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
We depend on third-party vendors, including third-party manufacturers, distributors, and specialty pharmacies, in the manufacture and distribution of our products, product candidates, and the materials for our products and product candidates. Often, especially in the early development and commercialization process, we have only one or limited sources for a particular product or service, such as manufacturing and/or distribution. We depend on these third-party vendors to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party vendors, particularly our third-party manufacturers and distributors, each of which may be the only vendor we have engaged for a particular product, product candidate, or service or in a particular region, may encounter difficulties with meeting our requirements, including, but not limited to, problems involving, as applicable:
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
•possible termination or nonrenewal of a critical agreement by the third party at a time that is costly or inconvenient to us; and
•lack of compliance or cooperation with regulations and specifications or requests set forth by the FDA or other foreign regulatory agencies or local customs, particularly associated with ORLADEYO, BCX10013, peramivir and our early-stage compounds.
Many additional factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, pandemics, labor disputes or shortages, acts of terrorism or war, equipment malfunctions, raw material shortages or supply chain issues. If our commercial distribution partners are not able to satisfy our requirements within the expected timeframe, or are unable to provide us with accurate or timely information and data, including with respect to inventories and sales, serious adverse events, and/or product complaints, our business, including our commercialization efforts for and sales of ORLADEYO, may be at risk. In addition, if specialty pharmacy services, including our third-party call center services, which provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support, are not effectively managed, the continuance of our commercialization efforts for and sales of ORLADEYO, may be delayed or compromised.

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
•disease prevalence;
•cost of treatment;
•our pricing and reimbursement strategy may not be effective;
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
The biotechnology and pharmaceutical industries are highly competitive and subject to rapid and substantial technological change. There are many companies seeking to develop products for the same indications that we currently target. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies and specialized biotechnology firms. Most of these competitors have greater resources than we do, including greater financial resources, larger research and development staffs and more experienced manufacturing, marketing, and sales organizations. In addition, most of our competitors have greater experience than we do in conducting clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals of product candidates more rapidly than we do for products that compete with our products. Companies that complete clinical trials, obtain required regulatory approvals, and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including patent and FDA exclusivity rights that would delay our ability to market products. We face, and will continue to face, competition in the commercialization of our products, licensing of potential product candidates for desirable disease targets, licensing of desirable product candidates, and development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Competition may also arise from, among other things:
•other drug development technologies;
•methods of preventing or reducing the incidence of disease, including vaccines; and
•new small molecule or other classes of therapeutic agents.
Developments by others may render our products, product candidates, or technologies obsolete or noncompetitive.
We received FDA approval of ORLADEYO, an oral, once-daily therapy for the prevention of HAE attacks in adults and pediatric patients aged 12 years and older, in December 2020. We subsequently received regulatory approvals for ORLADEYO in multiple markets. In addition, we are performing research on or developing products for the treatment of several other rare diseases, including diseases of the complement system. We expect to encounter significant competition for our pharmaceutical products and product candidates. Companies that complete clinical trials, obtain required funding or government support, obtain required regulatory approvals and commence commercial sales or stockpiling orders of their products before their competitors may achieve a significant competitive advantage. In addition, various government entities throughout the world may offer incentives, grants and contracts to encourage additional investment into certain preventative and therapeutic agents, which may have the effect of further increasing the number of our competitors and/or providing advantages to certain competitors. See “Business—Competition” in Part I, Item 1 of this report for further discussion of our competitors, competitive products or programs, and the competitive conditions in these and other therapeutic areas.
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
Our and our partners’ activities related to approved products or, following their regulatory approval (if applicable), any of our product candidates under development, such as BCX10013, are subject to regulatory and law enforcement authorities in the United States (including the FDA, the Federal Trade Commission, the Department of Justice (“DOJ”), and state and local governments) and their foreign equivalents (including the EMA, MHLW, MHRA, and others).
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
If our operations with respect to our products that are subject to healthcare laws and regulations are found to be in violation of any of the healthcare fraud and abuse laws described above or in “Business—Government Regulation” in Part I, Item 1 of this report or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with all applicable fraud and abuse laws may be costly.
Our employees, consultants and partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.
We are subject to the risk of fraud or other misconduct by our employees, consultants and partners, including intentional or unintentional failures to comply with FDA regulations or similar regulations of comparable other regulatory authorities, provide accurate information to the FDA or comparable other regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable other regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee and consultant misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee and consultant misconduct, whether intentional, reckless, negligent, or unintentional, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.
We and our partners may be subject to new legislation, regulatory proposals and healthcare payor initiatives that may increase our costs of compliance and adversely affect our or our partners’ ability to market our products, develop our product candidates, obtain collaborators and raise capital.
We are subject to new legislation, regulatory, and healthcare payor initiatives, including the PPACA, which made extensive changes to the delivery of healthcare in the United States, as discussed in “Business—Government Regulation” in Part I, Item 1 of this report. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts. In addition, pharmaceutical and device manufacturers are also required to report and disclose certain payments and transfers of value to, and investment interests held by, physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value, or ownership or investment interests not reported in an annual submission. Compliance with the PPACA and state laws with similar provisions is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the applicable safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Adequate coverage and reimbursement in the United States and other markets is critical to the commercial success of our approved products. Recently in the United States, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, the Inflation Reduction Act of 2022 (“IRA”) implements a number of drug pricing measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with the Centers for Medicare and Medicaid Services. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of our products or any of our product candidates, if approved for commercial use, in the future. The effect of the IRA on our business and the healthcare industry in general is not yet known. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Third-party payors are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many third-party payors negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the third-party payor’s patient population. The process for obtaining coverage can be lengthy and costly, and we expect that it could take several months before a particular payor initially reviews a product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of our products or any other product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, or at all, which may have a material adverse effect on our business, financial condition and results of operations.
We are subject to data security and privacy risks, and our actual or perceived failure to comply with regulations and other legal obligations related to privacy and data protection could harm our business.
We are subject to legal obligations related to privacy and data protection. Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use, and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. For example, we may be subject to the California Consumer Privacy Act, which gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. We also may be subject to the GDPR in the EEA and similar legislation in the United Kingdom and Switzerland. See “Business—Government Regulation—Data Privacy and Security Laws” in Part I, Item 1 of this report and “Risks Relating to Our Business—Risks Relating to International Operations—Our actual or perceived failure to comply with European governmental laws and regulations and other legal obligations related to privacy, data protection and information security could harm our business” in this section for additional discussion of privacy laws and regulations. Failure to comply with these laws and regulations could result in government enforcement actions, private litigation, or harm to our reputation and our business.
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
Intellectual Property Risks
If we fail to adequately protect or enforce our intellectual property rights, the value of those rights would diminish, and if we fail to secure the rights to patents of others, it could adversely affect our business.
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
Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive, time-consuming and unsuccessful. An adverse result in any legal proceeding could put one or more of our patents at risk. Our success depends in part on avoiding the infringement of other parties’ patents and other intellectual property rights as well as avoiding the breach of any licenses relating to our technologies and products. In the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, avoiding patent infringement may be difficult and we may inadvertently infringe third-party patents or proprietary rights. These third parties could bring claims against us, our partners or our licensors that even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could additionally cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, our partners or our licensors, we or they could be forced to stop or delay research, development, manufacturing or sales of any infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with the infringing product. Even if we, our partners or our licensors were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.
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
We have contracts with BARDA/HHS and NIAID/HHS for the development of galidesivir as a treatment for diseases caused by RNA pathogens, including Marburg virus disease, Yellow Fever and Ebola virus disease. In contracting with these government agencies, we are subject to various U.S. Government contract requirements, including general clauses for a cost-reimbursement research and development contract, which may limit our reimbursement. While all government funding for galidesivir expired in 2022, we still face risks related to our U.S. Government contracts.
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
Upon termination or expiration of a contract, the U.S. Government may dispute wind-down and termination costs and may question prior expenses under the contract and deny payment of those expenses. Should we choose to challenge the U.S. Government for denying certain payments under a contract, such a challenge could subject us to substantial additional expenses which we may or may not recover.
In addition, as a U.S. Government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews, including a final financial audit. As part of any such audit or review, the U.S. Government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Audits under the BARDA/HHS and NIAID/HHS galidesivir contracts may occur at the election of the U.S. Government and have been concluded through fiscal 2019; all subsequent fiscal years are still open and auditable. Based on the results of its audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis. In addition, in the event BARDA/HHS or NIAID/HHS determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, BARDA/HHS or NIAID/HHS would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. Government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. Government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.
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
There can be no assurance that we or our manufacturers will be able to fully meet the demand for our antivirals with respect to any future arrangements. Further, we may not receive a favorable purchase price for future orders, if any, of our antivirals by governmental entities. Our competitors may develop products that could compete with or replace any antivirals selected for government sale or use. We may face competition in markets where we have no existing intellectual property protection or are unable to successfully enforce our intellectual property rights.
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

If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations under our license agreements, our licensors may terminate our agreements with them and/or seek additional remedies.
If we are unable or fail to meet payment obligations, performance milestones relating to the timing of regulatory filings, product supply obligations, post-approval commitments, or development and commercial diligence obligations; are unable or fail to make milestone payments or material data use payments in accordance with applicable provisions; or fail to pay the minimum annual payments under any of our in-licenses relating to our products or product candidates, our licensors may terminate the applicable license and/or seek other available remedies. As a result, our development of the respective product candidate or commercialization of the product would cease.
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
In March 2011, our wholly-owned subsidiary, Royalty Sub, issued $30.0 million in aggregate principal amount of PhaRMA Notes. The PhaRMA Notes are secured principally by (i) certain royalty and milestone payments under the Shionogi Agreement, pursuant to which Shionogi licensed from us the rights to market peramivir in Japan and Taiwan and (ii) the pledge by us of our equity interest in Royalty Sub. Payments, if any, from Shionogi to us on non-governmental sales under the Shionogi Agreement will generally not be available to us for other purposes unless and until Royalty Sub has repaid in full its obligations under the PhaRMA Notes. Accordingly, these funds have been and will continue to be required to be dedicated to Royalty Sub’s debt service and not available to us for product development or other purposes. Since September 1, 2014, payments from Shionogi have been insufficient for Royalty Sub to service its obligations under the PhaRMA Notes, resulting in a continuing event of default with respect to the PhaRMA Notes since that time. In addition, the PhaRMA Notes had a final legal maturity date of December 1, 2020, at which time the outstanding principal amount of the PhaRMA Notes of $30.0 million, together with accrued and unpaid interest of $20.6 million, was due in full. The failure by Royalty Sub to repay these amounts at the maturity date constituted an additional event of default under the PhaRMA Notes. As Royalty Sub has been unable to service its obligations under the PhaRMA Notes and continuing events of default exist under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments, if any, that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs, and we might otherwise be adversely affected.
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
We wrote off the balance due under the PhaRMA Notes to other income as a debt extinguishment as of December 31, 2021. See “Note 8—Royalty Monetizations—RAPIACTA—Non-Recourse Notes Payable—Debt Extinguishment” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about the write-off.
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
As of December 31, 2022, we had an outstanding principal balance under our Credit Agreement of $240.5 million, inclusive of the quarterly PIK Interest Payments. We will be required to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Credit Agreement in the event that we prepay or repay, or are required to prepay or repay, voluntarily or pursuant to a mandatory prepayment obligation under the Credit Agreement

(e.g., with the proceeds of certain asset sales, certain ORLADEYO out-licensing or royalty monetization transactions (excluding the Royalty Sales), extraordinary receipts, debt issuances, or upon a change of control of the Company and specified other events, subject to certain exceptions), all of the then-outstanding Term Loans under the Credit Agreement, in each case, subject to certain exceptions set forth in the Credit Agreement.
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
The Credit Agreement also contains certain financial covenants, including a minimum liquidity covenant that requires us to maintain at all times at least $15.0 million (or, in certain circumstances, $20.0 million) of unrestricted cash and cash equivalents, subject to certain exceptions. In addition, we are required to achieve certain minimum targets for consolidated net revenues from ORLADEYO sales in the United States.
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
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations, which have been increasingly prevalent alongside a fluctuating U.S. dollar;
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
Any of these factors could significantly harm our international expansion of operations and adversely affect our business and results of operations.
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
Foreign currency exchange rate fluctuations could have an adverse impact on our results of operations, financial position, and cash flows.
We conduct operations in many countries outside of the United States involving transactions in a variety of currencies other than the U.S. dollar. These transactions include, without limitation, commercial sales, contract manufacturing, and clinical trial activities. Although most of our revenues and expenses are denominated in U.S. dollars, our commercial sales in Europe are primarily denominated in Euros and British Pounds. In addition, our royalties from Torii are derived from Torii’s sales of ORLADEYO in Japan, which sales are denominated in Japanese yen and converted into U.S. dollars for purposes of determining the royalty owed to us. We also have foreign currency exposure to fluctuations in other foreign currencies, such as the Swiss Franc, Danish Krone, Swedish Krona, and the Canadian Dollar. Changes in the value of these currencies relative to the U.S. dollar may impact our consolidated operating results, including our revenues and expenses, causing fluctuations in our operating results from period to period and/or resulting in foreign currency transaction losses that adversely impact our results of operations, financial position, and cash flows. As we continue to expand our operations internationally, our exposure to foreign currency transaction gains or losses may become more significant. See “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk” in Part II, Item 7A of this report for additional information about our foreign currency risk.
Our actual or perceived failure to comply with European governmental laws and regulations and other legal obligations related to privacy, data protection and information security could harm our business.
EU member states, the United Kingdom, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. These laws include the GDPR and similar national legislation, the EU Clinical Trials Regulation, and the e-Privacy Directive (2002/58/EC), and are discussed in more detail in “Business—Government Regulation—Data Privacy and Security Laws” in Part I, Item 1 of this report. Failure to comply with the requirements of the GDPR or related national data protection laws, which may deviate from the GDPR, may result in significant fines of up to 4% of global revenues, or €20.0 million, whichever is greater, and in addition to such fines, our failure to comply with the requirements of GDPR or similar national legislation may subject us to litigation and/or adverse publicity, which could have material adverse effects on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place additional mechanisms to ensure compliance with the data protection rules. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, requires the appointment of a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, introduces mandatory data breach notification throughout the European Union, imposes additional obligations on us when we are contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit.
We depend on a number of third parties in relation to the provision of our services, a number of which process personal data of EU individuals on our behalf. With each such provider, we are required to enter into contractual arrangements under which they are contractually obligated to only process personal data according to our instructions, and conduct diligence to ensure that they have sufficient technical and organizational security measures in place. Compliance with the requirements imposed by the GDPR and other such laws can be time-consuming, expensive and difficult, and may increase our cost of doing business or require us to change our business practices, and despite our efforts we may not be successful in achieving compliance if our personnel, collaborators, partners or vendors do not comply with applicable data protection obligations.
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
The United Kingdom’s exit from the European Union, or Brexit, has caused political and economic uncertainty, including in the regulatory framework applicable to our operations and product candidates, and this uncertainty may persist for years. Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The long-term effects of Brexit will depend in part on how the current and future trade agreements between the United Kingdom and the European Union take effect in practice. Changes in U.K. or EU regulations may cause disruption or delays in granting clinical trial authorization or opinions for marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations.
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
A significant disruption in our or our third-party information technology systems or a cybersecurity breach could adversely affect our business.
We are increasingly dependent on information technology systems to operate our business. In addition, the FDA and comparable foreign regulatory authorities regulate, among other things, the record keeping and storage of data pertaining to potential pharmaceutical products. We currently store most of our preclinical research data, our clinical data and our manufacturing data at our facilities. While we do store duplicate copies of most of our clinical data offsite and a significant portion of our data is included in regular backups of our systems, we could lose important data if our facilities incur damage, or if our vendor data systems fail, suffer damage or are destroyed. In addition, we have outsourced significant parts of our information technology and business infrastructure to third-party providers, and we currently use these providers to perform business critical information technology and business services for us. We are therefore vulnerable to cybersecurity attacks and incidents on the associated networks and systems, whether they are managed by us directly or by the third parties with whom we contract, and we have experienced and may in the future experience such cybersecurity threats and attacks.
Like other companies in our industry, our networks and infrastructure may be vulnerable to cyber-attacks or intrusions, including by computer hackers, foreign governments, foreign companies, or competitors, or may be breached by employee error, malfeasance or other disruption. These risks have increased as we have experienced significant growth in the number of our employees and the scope of our operations and as virtual and remote working have become more widely used, and sensitive data is accessed by employees working in less secure, home-based environments. A breakdown, invasion, corruption, destruction, or interruption of critical information technology systems could negatively impact operations. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business, financial condition or results of operations. Any compromise of our data security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our data security measures, which could harm our business. There can be no assurance that our efforts to protect our data and information technology systems will prevent breakdowns or breaches in our systems, or those of third parties with which we do business, and any such events could adversely affect our business.

Risks Relating to Investing in Our Common Stock
Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.
Some of our stockholders own greater than 5% of our outstanding common stock. Our top ten stockholders own approximately 50% of our common stock and can individually, and as a group, influence our operations based upon their concentrated ownership and may also be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions.
Our stock price has been, and is likely to continue to be, highly volatile, which could cause the value of an investment in our common stock to decline significantly.
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended December 31, 2022, the 52-week range of the market price of our stock was from $7.61 to $19.99 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
•announcements of technological innovations or new products by us or our competitors;
•developments or disputes concerning patents or proprietary rights;
•additional dilution through sales of our common stock or other derivative securities;
•status of new or existing licensing or collaborative agreements and government contracts;
•announcements relating to the status of our programs;
•us or our partners achieving or failing to achieve development milestones;
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
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or other monetization transactions;
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
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of January 31, 2023, there were 188,451,137 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.

As of January 31, 2023, there were 34,992,042 stock options and restricted stock units outstanding and 4,254,957 shares available for issuance under our Amended and Restated Stock Incentive Plan, 6,150,129 stock options and restricted stock units outstanding and 607,208 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 5,616,817 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.
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
In March 2017, we entered into a Registration Rights Agreement with entities affiliated with Baker Bros. Advisors LP (the “Baker Entities”) to provide that, if requested, we will register the shares of our common stock beneficially owned by the Baker Entities for resale under the Securities Act of 1933, as amended (the “Securities Act”). Our registration obligations pursuant to the Registration Rights Agreement cover all shares then held or thereafter acquired by the Baker Entities, for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. On May 10, 2017, we filed a registration statement on Form S-3 with respect to 11,710,951 shares of common stock held by the Baker Entities. Subsequently, on November 21, 2019, certain of the Baker Entities acquired pre-funded warrants to purchase 11,764,706 shares of our common stock at a price of $1.69 per warrant, of which warrants to purchase 11,511,472 shares of our common stock remain outstanding. In addition, on June 1, 2020, we issued to certain of the Baker Entities pre-funded warrants to purchase 3,511,111 shares of our common stock at a price of $4.49 per warrant. Each warrant has an exercise price of $0.01 per share. If the Baker Entities, by exercising their registration rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock.
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
A wide variety of events beyond our control, such as natural disasters (including as a result of climate change), epidemic or pandemic disease outbreaks (such as the ongoing COVID-19 pandemic), trade wars, armed conflict, political unrest or other events could disrupt our business or operations or those of our development partners (such as Torii), manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business. See, for example, “Risk Factors—General Risk Factors—Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions.” In addition, other events, such as the armed conflict between Russia and Ukraine, could adversely impact our business. For example, the conflict could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyber-attacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.
Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions.
Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions, including as a result of rising inflation, increased interest rates, the effects of the ongoing COVID-19 pandemic, foreign exchange rate fluctuations, and the conflict in Ukraine. The magnitude, duration and long-term effect of each of these factors, as well as the effects of actions taken by governments to address them, are unknown at this time, but they could result in further significant disruption of the global economy and financial markets. Our business may be adversely affected by any related economic downturn, volatile geopolitical and business environment, or continued market instability.
Unstable market and economic conditions could materially affect our ability to access the equity or debt capital markets or obtain other sources of capital, which could negatively affect our liquidity. In addition, a recession or market correction could materially affect our business and the value of our common stock.
Market and economic conditions continue to evolve, with the ultimate impacts being uncertain and subject to change. These effects could be material, and we will continue to monitor the economic climate, COVID-19 pandemic, and the conflict in Ukraine closely. We do not yet know the full extent and magnitude of the impacts that these developments will have on our business, on the healthcare system, or on the global economy. In addition, unstable market conditions could have the effect of heightening many of the other risks described in this “Risk Factors” section.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We lease property in both Durham, North Carolina and Birmingham, Alabama. Our headquarters, including our clinical and regulatory operations, are based in Durham, while our principal research facility is located in Birmingham. We currently lease approximately 24,500 square feet in Durham through leases expiring December 31, 2023 and June 30, 2024, and we lease approximately 34,000 square feet in Birmingham through October 31, 2026. We recently entered into an amendment to our lease in Birmingham to add additional space in 2023 and to extend the term of the lease at that time, with options for additional extensions. We also contract for smaller offices in a number of other countries. We believe that our facilities are adequate for our current and planned future operations.
ITEM 3.    LEGAL PROCEEDINGS
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol BCRX.
Holders
As of January 31, 2023, there were approximately 155 holders of record of our common stock.
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
PERFORMANCE GRAPH FOR BIOCRYST
Indexed Comparison Since 2017

	Beginning Investment at 12/31/17	Investment at 12/31/18	Investment at 12/31/19	Investment at 12/31/20	Investment at 12/31/21	Investment at 12/31/22
BioCryst Pharmaceuticals, Inc.	$100.00	$164.36	$70.26	$151.73	$282.08	$233.81
Nasdaq Stock Market (United States)	100.00	94.56	124.03	150.41	189.36	152.00
Nasdaq Pharmaceutical Stocks	100.00	107.95	123.62	136.62	169.94	189.23
The above graph measures the change in a $100 investment in our common stock based on its closing price of $4.91 on December 29, 2017 (the last trading day of the year) and its year-end closing price thereafter. Our relative performance is then compared with the CRSP Total Return Indexes for the Nasdaq Stock Market (United States) and Nasdaq Pharmaceutical Stocks.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during the fourth quarter of 2022.
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
Overview
We are a commercial-stage biotechnology company that discovers and commercializes novel, oral, small-molecule medicines. We focus on oral treatments for rare diseases in which significant unmet medical needs exist and an enzyme plays the key role in the biological pathway of the disease. We integrate the disciplines of biology, crystallography, medicinal chemistry, and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design. In addition to these discovery and development efforts, our business strategy includes the efficient commercialization of these drugs in the United States and certain other regions upon regulatory approval. By focusing on rare disease markets, we believe that we can more effectively control the costs of, and our strategic allocation of financial resources toward, post-approval commercialization.
Products and Product Candidates
ORLADEYO® (berotralstat). ORLADEYO is an oral, once-daily therapy discovered and developed by us for the prevention of hereditary angioedema (“HAE”) attacks. ORLADEYO is approved in the United States and multiple global markets for the prevention of HAE attacks in adults and pediatric patients 12 years and older.
We have built out our U.S. commercial infrastructure to support the launch and continued commercialization of ORLADEYO in the United States and are continuing to build our commercial infrastructure to support launches in other markets. Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the United States and Europe, and two full years of commercialization experience with ORLADEYO in 2021 and 2022, we anticipate the global commercial market for ORLADEYO has the potential to reach a global peak of $1 billion in annual net ORLADEYO revenues. We expect at least 70 to 80 percent of our revenue at peak to come from the United States. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different. There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part I, Item 1A of this report for further discussion of these risks.
Revenue from sales of ORLADEYO in 2022, which was our second full year of ORLADEYO sales, is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the conversion of patients from our clinical trials and early access programs to commercial customers, our pricing strategy, and market trends. We are continuing to monitor and analyze this data as we continue to commercialize ORLADEYO. In addition, because of typical first quarter requirements from payors for prescription reauthorization of specialty products, like ORLADEYO, that can temporarily move patients from paid drug to free product, copayment assistance and Medicare D cost sharing dynamics, we expect ORLADEYO net revenue in the first quarter of 2023 to be similar to, or slightly less than, the fourth quarter of 2022.
Complement Program. The goal of our overall complement program is to advance several compounds across multiple pathways in the complement system to treat many complement-mediated diseases. These compounds include BCX10013, which targets the alternative pathway of complement. In addition, we are pursuing oral medicines directed at other targets across the classical, lectin, and terminal pathways of the complement system, including C2, a critical upstream serine protease enzyme for activation of the classical and lectin pathways. We have developed potent, selective molecules targeting C2, which are currently in lead optimization.
RAPIVAB®/RAPIACTA®/PERAMIFLU® (peramivir injection). RAPIVAB (peramivir injection) is approved in the United States for the treatment of acute uncomplicated influenza for patients six months and older. Peramivir injection is also approved in Canada (RAPIVAB), Australia (RAPIVAB), Japan (RAPIACTA), Taiwan (RAPIACTA), and Korea (PERAMIFLU).
Revenues and Expenses
Our revenues are difficult to predict and depend on several factors, including those discussed in the “Risk Factors” section in Part I, Item 1A of this report. For example, our revenues depend, in part, on regulatory approval decisions for our products and product candidates, the effectiveness of our and our collaborative partners’ commercialization efforts, market acceptance of our products, particularly ORLADEYO, and the resources dedicated to our products and product candidates by us and our collaborative partners, as well as entering into or modifying licensing agreements for our product candidates. Furthermore, revenues related to our collaborative development activities are dependent upon the progress toward, and the achievement of, developmental milestones by us or our collaborative partners.
Our operating expenses are also difficult to predict and depend on several factors, including research and development expenses, drug manufacturing, clinical research activities, the ongoing requirements of our development programs, the costs of commercialization, the availability of capital and direction from regulatory agencies, which are difficult to predict, and the factors discussed in the “Risk Factors” section in Part I, Item 1A of this report. Management may be able to control the timing and level of research and development and selling, general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and/or payments.
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

Critical Accounting Policies and Estimates
The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis, as situations change, and regularly discuss financial events, policies, and issues with members of our audit committee and our independent registered public accounting firm. In particular, we routinely evaluate our estimates and policies regarding revenue recognition, administration, inventory and manufacturing, taxes, stock-based compensation, research and development, consulting and other expenses and any associated liabilities. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See “Critical Accounting Estimates” at the end of this MD&A for a description of accounting policies that we believe are the most critical to aid you in fully understanding and evaluating our reported financial results and that affect the more significant judgments and estimates that we use in the preparation of our financial statements.
Recent Developments
ORLADEYO (berotralstat)
On November 10, 2022, we announced new real-world data demonstrating rapid, sustained reduction of patient-reported HAE attacks and consistently low attack rates among patients 12 years and older who started on ORLADEYO for the prophylactic treatment of HAE, including patients who switched from other prophylactic therapies.
On November 28, 2022, we announced that the Israeli Ministry of Health granted marketing authorization for ORLADEYO to prevent attacks of HAE in adults and pediatric patients 12 years of age and older in Israel.
On January 23, 2023, we announced that the Company entered into a collaboration with Swixx BioPharma AG (“Swixx”) to commercialize ORLADEYO in Central and Eastern Europe (“CEE”). Under the terms of the agreement, Swixx will be responsible for commercializing ORLADEYO in 15 markets within CEE.
On January 26, 2023, we announced the enrollment of the first patient in the pivotal APeX-P trial evaluating ORLADEYO in pediatric HAE patients who are 2 to <12 years of age.
On February 21, 2023, we announced that the Canadian Agency for Drugs and Technologies in Health Canadian Drug Expert Committee has recently issued a final draft positive recommendation for ORLADEYO to be reimbursed for the routine prevention of HAE attacks in adults and pediatric patients 12 years of age and older.
Complement-Mediated Diseases
BCX9930. On December 15, 2022, we announced that, based on new competitive data recently presented at the American Society of Hematology annual meeting, we no longer believe that BCX9930 would be commercially competitive, and we are discontinuing the development of BCX9930. This decision allows us to fully focus our complement inhibitor development efforts on BCX10013 and pursue additional oral compounds for multiple targets across other complement pathways.
BCX10013. On November 1, 2022, we announced that we have begun a clinical program with BCX10013, a novel, potent, and specific Factor D inhibitor. On January 9, 2023, we announced that initial data from ongoing phase 1 single ascending dose and multiple ascending dose trials in healthy volunteers showed rapid, sustained and >97 percent suppression of the alternative pathway of the complement system 24 hours following a single 110 mg dose, and that BCX10013 has been safe and generally well-tolerated at all doses studied to date. On February 21, 2023, we announced that recent dose-related observations in an ongoing BCX10013 nonclinical study will delay the clinical program.
Additional Complement Targets. On November 1, 2022, we announced that, in addition to BCX10013, which targets the alternative pathway of complement, we are pursuing oral medicines directed at other targets across the classical, lectin and terminal pathways of the complement system, including C2, a critical upstream serine protease enzyme for activation of the classical and lectin pathways. We have developed potent, selective molecules targeting C2, which are currently in lead optimization.
Fibrodysplasia Ossificans Progressiva (“FOP”)
On November 1, 2022, we announced that we believe that patients with FOP are likely to benefit from other oral ALK-2 inhibitors that currently are substantially ahead of our ALK-2 inhibitor, BCX9250, in development. Considering the expectation that patients will be well-served by these other products, and the approximately $100 million in additional investment that would be required to advance BCX9250 to approval, we are stopping the BCX9250 program and redirecting this investment to the other opportunities we have to serve patients with complement-mediated diseases.
Results of Operations
The discussion below presents a summary of our results of operations for fiscal years 2022 and 2021. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022, for a summary of our results of operations for the fiscal year ended December 31, 2020.
Year Ended December 31, 2022 Compared to 2021
For the year ended December 31, 2022, total revenues were $270.8 million as compared to $157.2 million for the year ended December 31, 2021. This increase of $113.6 million was primarily due to an increase of $129.1 million of ORLADEYO net revenue, including royalties from sales in Japan through our partner Torii. Additionally, RAPIVAB revenues, primarily from the stockpiling sales to HHS, increased by $7.9 million, and other royalty revenue, primarily from Green Cross, increased by $1.7 million. These increases in revenue were partially offset by a reduction in milestone revenue of $15.0 million related to the NHI approval of ORLADEYO in Japan in 2021 and lower peramivir product revenue from inventory sales to our partners, which decreased by $4.4 million. Additionally, there was a reduction in contract revenue of $5.7 million in 2022 as a result of closing out our contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir.
Cost of product sales for the years ended December 31, 2022 and 2021 was $6.4 million and $7.2 million, respectively. The decrease in cost of product sales for the year ended December 31, 2022 was primarily associated with the decrease in sales of peramivir to our partners resulting in a decrease in cost of product sales of $3.0 million. This decrease was partially offset by increases in cost of product sales relative to the overall increase in ORLADEYO sales and the increase in RAPIVAB stockpiling sales to HHS for the year ended December 31, 2022. Additionally, for the year ended December 31, 2022, an inventory valuation reserve of $0.9 million was recorded for inventory, primarily ORLADEYO, that was determined to be short-dated or at risk of expiration prior to usage.
Research and development (“R&D”) expenses increased to $253.3 million for the year ended December 31, 2022 from $208.8 million for the year ended December 31, 2021, primarily due to increased investment in the development of our Factor D program, including BCX9930 and BCX10013, as well as the BCX9250 / FOP program and other research, preclinical and development costs. In December 2022, we announced the discontinuation of the development of the BCX9930 program as well as the BCX9250 program. Accordingly, certain costs necessary to discontinue and close out these development programs were expensed in the fourth quarter ended December 31, 2022.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total R&D expenses.

	2022	2021	2020
R&D expenses by program:
Factor D Program	$146,912	$132,267	$35,265
Berotralstat	28,230	30,559	44,329
FOP	19,857	2,840	2,583
Galidesivir	1,077	5,740	9,705
Peramivir	788	1,245	1,613
Other research, preclinical and development costs	56,433	36,157	29,469
Total R&D expenses	$253,297	$208,808	$122,964
R&D expenses include all direct and indirect expenses and are allocated to specific programs at the point of development of a lead product candidate. Direct expenses are charged directly to the program to which they relate, and indirect expenses are allocated based upon internal direct labor hours dedicated to each respective program. Direct expenses consist of compensation for R&D personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes, manufacture the product candidates, and conduct and manage clinical trials, as well as other costs related to our clinical and preclinical studies. Additionally, direct expenses consist of those costs necessary to discontinue and close out a development program, including termination fees and other commitments. Indirect R&D expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. R&D expenses vary according to the number of programs in clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs due to the longer length of time of the clinical trials and the higher number of patients enrolled in these clinical trials.
Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2022 were $159.4 million compared to $118.8 million in the year ended December 31, 2021. The increase was primarily due to increased investment to support the U.S. commercial launch of ORLADEYO and the expansion of international operations. SG&A expenses for the year ended December 31, 2021 included non-cash compensation charges on the accelerated vesting of certain outstanding stock options of $8.9 million.
Interest expense for the year ended December 31, 2022 was $99.1 million as compared to $59.3 million for the year ended December 31, 2021. The increase in interest expense was primarily associated with the sale of certain royalty payments under the 2021 RPI Royalty Purchase Agreement and the OMERS Royalty Purchase Agreement, which were entered into in November 2021, as well as the additional aggregate borrowing of $75.0 million of Term B and Term C Loans under the Credit Agreement (as defined below), which were funded on July 29, 2022. The nature of the royalty sales requires that we recognize a liability (the “Royalty Financing Obligations”) for the future sale of royalties under these agreements. These liabilities are amortized using the effective interest rate method, resulting in the recognition of non-cash interest expense over the estimated term of the Royalty Purchase Agreements (as defined in “Note 8—Royalty Monetizations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report). These increases were partially offset by the discontinuation of interest expense associated with the PhaRMA Notes, which were written-off at the end of 2021.
Interest expense for the year ended December 31, 2022 consisted of $76.5 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligations and $22.5 million of interest expense, net of deferred financing amortization, associated with the borrowings under the Credit Agreement. Interest expense for the year ended December 31, 2021 consisted of $37.7 million of non-cash interest expense due to the amortization of interest associated with the Royalty Financing Obligations and $15.5 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Credit Agreement. Additionally, we recognized $6.1 million in interest expense on the non-recourse PhaRMA Notes issued in March 2011.
For the year ended December 31, 2022, interest and other income was $3.1 million compared to interest and other income of $55.2 million for the year ended December 31, 2021. For the year ended December 31, 2022, interest income earned on investments of $5.1 million was partially offset by foreign currency losses of $2.0 million. For the year ended December 31, 2021, a gain of $55.8 million on extinguishment of debt was recognized related to the write-off of the non-

recourse PhaRMA Notes and related accrued interest payable. See “Note 8—Royalty Monetizations—RAPIACTA—Non-Recourse Notes Payable—Debt Extinguishment” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information. This gain, as well as interest income of $0.1 million, was partially offset by foreign currency losses of $0.7 million for the year ended December 31, 2021.
For the year ended December 31, 2022, we incurred a tax expense of $2.7 million as compared to tax expense of $2.3 million for the year ended December 31, 2021. The tax expense for 2022 was primarily the result of amendments to Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”), which no longer permits an immediate deduction for research and development expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 research and development costs are capitalized and amortized over either a five or fifteen year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 research and development costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year fifteen for research and development activities conducted outside of the United States. Tax expense in 2021 was primarily the result of the recognition as upfront taxable income of $300.0 million received from the RPI Royalty Purchase Agreement and the OMERS Royalty Purchase Agreement. For both 2022 and 2021, increased sales of ORLADEYO and increased nexus in multiple states and foreign jurisdictions, where historically we had none, contributed to increased tax expense.
Liquidity and Capital Resources
Our operations have principally been funded through public offerings and private placements of equity securities; cash from collaborative and other research and development agreements, including U.S. Government contracts for RAPIVAB and galidesivir; our credit facilities; and the Royalty Sales. In addition, we have previously received funding from other sources, including other collaborative and other research and development agreements, government grants, the PhaRMA Notes financing, equipment lease financing, facility leases, research grants, and interest income on our investments.
In 2020 and 2021, we entered into the Royalty Purchase Agreements with RPI and OMERS. Under the Royalty Purchase Agreements, RPI and OMERS are entitled to receive tiered, sales-based royalties on net product sales of ORLADEYO in the United States and certain key European markets (collectively, the “Key Territories”), and other markets where we sell ORLADEYO directly or through distributors. In addition, RPI and OMERS are entitled to receive a tiered revenue share on amounts generally received by us on account of ORLADEYO sublicense revenue or net sales by licensees outside of the Key Territories. We will be required to make payments to OMERS commencing with the calendar quarter beginning October 1, 2023. See “Note 8—Royalty Monetizations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about these financing transactions.
In 2020, we entered into our Credit Agreement with Athyrium Opportunities III Co-Invest 1 LP (“Athyrium” and such agreement, as subsequently amended, the “Credit Agreement”). Our Credit Agreement with Athyrium provides for three term loans. We received the proceeds from the $125.0 million Term A Loan in December 2020. The Term B Loan and the Term C Loan were both funded in the respective principal amounts of $25.0 million and $50.0 million on July 29, 2022. The maturity date of the Credit Agreement is December 7, 2025. For each of the first eight full fiscal quarters following December 7, 2020, we had the option to make the applicable interest payment-in-kind (a “PIK Interest Payment”) by capitalizing the entire amount of interest accrued during the applicable interest period with the unpaid original principal amount outstanding on the last day of such period. The quarter ended December 31, 2022 was the last PIK eligible period. Accordingly, we are obligated to make quarterly interest payments on the outstanding principal of the Term Loans as of December 31, 2022. See “Note 9—Debt—Credit Agreement” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information about the Credit Agreement.
As of December 31, 2022, we had net working capital of $411.0 million, a decrease of approximately $51.4 million from $462.4 million at December 31, 2021. The decrease in working capital was primarily the result of general operations, partially offset by the $75.0 million proceeds received from the funding of the Term B Loan and Term C Loan in July 2022. Our principal sources of liquidity at December 31, 2022 were approximately $304.8 million in cash and cash equivalents and approximately $119.5 million in investments considered available-for-sale.
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
•lease, royalty, or loan financing;
•public or private equity and/or debt financing;
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
Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including our ability to raise additional capital, the development progress of our collaborative agreements for our product candidates, the amount of funding or assistance, if any, we receive from new partnerships with third parties for the development and/or commercialization of our products and product candidates, the progress and results of our current and proposed clinical trials for our most advanced product candidates, the progress made in the manufacturing of our lead product candidates, the success of our commercialization efforts for, and market acceptance of, our products, and the overall progression of our other programs. The impact of the ongoing COVID-19 pandemic on one or more of the foregoing factors could negatively affect our revenues, expenses, and cash utilization rate.
Based on our expectations for revenue and operating expenses, we believe our financial resources will be sufficient to fund our operations for at least the next 12 months. However, we have sustained operating losses for the majority of our corporate history and expect that our 2023 expenses will exceed our 2023 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Our liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of our products and the future progression of our product candidates. We regularly evaluate other opportunities to fund future operations, including: (1) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (2) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change our overhead structure and/or (6) securing or increasing U.S. Government funding of our programs, including obtaining procurement contracts. We may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, through private placement transactions or registered public offerings. Our future liquidity needs, and our ability to address those needs, will largely be determined by the success of our products and product candidates; the timing, scope, and magnitude of our research and development and commercial expenses; and key developments and regulatory events and our decisions in the future.
Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:
•market acceptance of approved products and successful commercialization of such products by either us or our partners;
•our ability to receive reimbursement and stockpiling procurement contracts;
•the progress and magnitude of our research, drug discovery and development programs;
•changes in existing collaborative relationships;

•our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies and governmental agencies or other third parties;
•the extent to which our partners will share in the costs associated with the development of our programs or run the development programs themselves;
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
We may be required to raise additional capital to complete the development and commercialization of our current products and product candidates, and we may seek to raise capital in the future, including to take advantage of favorable opportunities in the capital markets. Additional funding may not be available when needed or in the form or on terms acceptable to us. Our future working capital requirements, including the need for additional working capital, will largely be determined by the advancement of our portfolio of product candidates and the commercialization of ORLADEYO, as well as any future decisions regarding the future of the RAPIVAB program, including those relating to stockpiling procurement. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; the timing, scope and magnitude of commercial spending; and the level of required administrative support for our daily operations. See “Risk Factors—Risks Relating to Our Business—Financial and Liquidity Risks” and “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—If we fail to obtain additional financing or acceptable partnership arrangements as and when needed, we may be unable to complete the development and commercialization of our products and product candidates or continue operations” in Part I, Item 1A of this report for further discussion of the risks related to obtaining additional capital.
The restrictive covenants contained in our Credit Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lender’s permission or without repaying all obligations outstanding under the Credit Agreement. These covenants limit our ability to, among other things, grant certain types of liens on our assets; make certain investments; incur or assume certain debt; engage in certain mergers, acquisitions, and similar transactions; dispose of assets; license certain property; distribute dividends; make certain restricted payments; change the nature of our business; engage in transactions with affiliates and insiders; prepay other indebtedness; or engage in sale and leaseback transactions. A breach of any of these covenants could result in an event of default under the Credit Agreement. As of December 31, 2022, we were in compliance with the covenants under the Credit Agreement.
Critical Accounting Estimates
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

While our significant accounting policies are more fully described in “Note 1—Significant Accounting Policies and Concentrations of Risk” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.
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
Product Sales, Net
Our principal sources of product sales are sales of ORLADEYO, which we began shipping to patients in December 2020, sales of peramivir to our licensing partners and sales of RAPIVAB to the HHS under our procurement contract. In the United States, we ship ORLADEYO directly to patients through a single specialty pharmacy, which is considered our customer. In the European Union, United Kingdom and elsewhere, we sell ORLADEYO to specialty distributors as well as hospitals and pharmacies, which collectively are considered our customers.
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
Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. During the quarter ended December 31, 2022, we evaluated our inventory levels and associated expiration dating relative to the latest sales forecasts for ORLADEYO and RAPIVAB and estimated those inventories at risk of obsolescence. Accordingly, we recorded an increase to the inventory valuation reserve of $0.9 million for a total reserve of $1.2 million as of December 31, 2022.
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
Contract costs. We may incur direct and indirect costs associated with obtaining a contract. Incremental contract costs that we expect to recover are capitalized and amortized over the expected term of the contract. Non-incremental contract costs and costs that we expect to recover are expensed as incurred.
Research and Development Expenses
Our research and development costs are charged to expense when incurred. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense when the related goods are delivered or the related services are performed. Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by CROs, materials and supplies, and overhead allocations consisting of various administrative and facilities related costs, as well as termination fees and other commitments associated with discontinued programs. Most of our manufacturing and clinical and preclinical studies are performed by third-party CROs. Costs for studies performed by CROs are accrued by us over the service periods specified in the contracts and estimates are adjusted, if required, based upon our ongoing review of the level of services actually performed.
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
We group our R&D expenses into two major categories: direct external expenses and indirect expenses. Direct expenses consist of compensation for R&D personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes and manufacture the product candidate, conduct and manage clinical trials, as well as other costs related to our clinical and preclinical studies. Additionally, direct expenses consist of those costs necessary to discontinue and close out a development program, including termination fees and other commitments. These costs are accumulated and tracked by active program. Indirect expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of our research and development efforts. These costs apply to work on non-active product candidates and our discovery research efforts.

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
Interest Expense and Royalty Financing Obligations
The royalty financing obligations are eligible to be repaid based on royalties from net sales of ORLADEYO and BCX10013. Interest expense is accrued using the effective interest rate method over the estimated period each of the related liabilities will be paid. This requires us to estimate the total amount of future royalty payments to be generated from product sales over the life of the agreement. We impute interest on the carrying value of each of the royalty financing obligations and record interest expense using an imputed effective interest rate. We reassess the expected royalty payments each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the carrying value of each of the liabilities, as well as the periods over which associated issuance costs will be amortized. A significant increase or decrease in forecasted net sales could materially impact each of the liability balances, interest expense and the time periods for repayment.
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
Recent Accounting Pronouncements
“Note 1—Significant Accounting Policies and Concentrations of Risk” to the Consolidated Financial Statements included in Part II, Item 8 of this report discusses accounting pronouncements recently issued or proposed but not yet required to be adopted.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio and borrowings under our Credit Agreement. The Term Loans under the Credit Agreement bear interest each quarter at a rate equal to the three-month London Interbank

Offered Rate (“LIBOR”), which is capped to be no less than 1.75% and no more than 3.50%, plus 8.25% or, for each quarterly interest period in which a PIK Interest Payment is made, the three-month LIBOR plus 10.25%. Accordingly, increases in interest rates could increase the associated interest payments that we are required to make on the Term Loans. For the year ended December 31, 2022, interest was accrued at an effective interest rate of 12.87% on the $200.0 million borrowings under the Credit Agreement.
The quarter ended December 31, 2022 was the last PIK eligible period. Accordingly, we are obligated to make quarterly interest payments on the outstanding principal of the Term Loans as of December 31, 2022. The three-month LIBOR was 4.73% as of December 28, 2022, the LIBOR measurement date for the three-month interest period beginning January 1, 2023. As the three-month LIBOR rate exceeds the LIBOR cap of 3.50%, the 3.50% cap plus 8.25% will be used to record interest expense for the three-month interest period beginning January 1, 2023.
In June 2023, LIBOR will be discontinued as a reference rate. The Credit Agreement contains language allowing for the substitution, through an amendment, of a new benchmark rate, which may be the Secured Overnight Financing Rate (“SOFR”), in the event that LIBOR is no longer available. This transition is not expected to have a material impact on our financial statements.
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
Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors, as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity. A hypothetical 100 basis point increase or decrease in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments, including our borrowings, but may affect our future earnings and cash flows. We generally have the ability to hold our fixed-income investments to maturity and, therefore, do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we do not believe that we have material exposure to interest rate risk arising from our investments. Generally, our investments are not collateralized. We have not realized any significant losses from our investments.
We do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities.
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars. Our commercial sales in Europe are primarily denominated in Euros and the British Pound. We also had other transactions denominated in foreign currencies during the year ended December 31, 2022, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Torii are derived from Torii’s sales of ORLADEYO in Japan. Those sales are denominated in Japanese yen and converted into U.S. dollars for purposes of determining the royalty owed to us. Our limited foreign currency exposure relative to our European operations is to fluctuations in the Euro, British Pound, Swiss Franc, Danish Krone, and Swedish Krona. Additionally, we have initiated operations in Canada and have foreign currency exposure relative to the Canadian Dollar.
We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging during 2022; however, we may do so in the future.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$304,767	$504,389
Restricted cash	1,472	3,345
Investments	119,543	3,212
Trade receivables	50,599	29,413
Inventory, net	27,533	15,791
Prepaid expenses and other current assets	12,586	9,986
Total current assets	516,500	566,136
Property and equipment, net	8,617	8,714
Long-term investments	18,077	6,829
Other assets	6,806	6,472
Total assets	$550,000	$588,151
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$14,356	$27,808
Accrued expenses	87,565	72,670
Deferred revenue	1,224	1,421
Lease financing obligation	2,369	1,819
Total current liabilities	105,514	103,718
Lease financing obligation	5,804	5,962
Royalty financing obligations	501,655	449,375
Secured term loan	231,624	136,082
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized — 5,000; no shares outstanding	—	—
Common stock, $0.01 par value; shares authorized — 450,000; Issued and outstanding – 187,906 and 184,350 at December 31, 2022 and 2021, respectively	1,879	1,843
Additional paid-in capital	1,158,118	1,098,498
Accumulated other comprehensive income	26	177
Accumulated deficit	(1,454,620)	(1,207,504)
Total stockholders’ deficit	(294,597)	(106,986)
Total liabilities and stockholders’ deficit	$550,000	$588,151
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues
Product sales, net	$267,710	$136,350	$3,301
Royalty revenue	2,903	(100)	3,381
Milestone revenue	—	15,000	—
Collaborative and other research and development	214	5,920	11,130
Total revenues	270,827	157,170	17,812
Expenses
Cost of products sold	6,408	7,229	1,550
Research and development	253,297	208,808	122,964
Selling, general and administrative	159,371	118,818	67,929
Royalty	186	35	126
Total operating expenses	419,262	334,890	192,569
Loss from operations	(148,435)	(177,720)	(174,757)
Interest and other income	5,127	62	9,420
Interest expense	(99,092)	(59,294)	(14,501)
Gain (loss) on extinguishment of debt	—	55,838	(2,011)
Foreign currency losses, net	(1,983)	(695)	(965)
Loss before income taxes	$(244,383)	$(181,809)	$(182,814)
Income tax expense	2,733	2,253	—
Net loss	$(247,116)	$(184,062)	$(182,814)
Foreign currency translation adjustment	890	189	—
Unrealized loss on available for sale investments	(1,041)	(15)	(36)
Net comprehensive loss	$(247,267)	$(183,888)	$(182,850)

Basic and diluted net loss per common share	$(1.33)	$(1.03)	$(1.09)
Weighted average shares outstanding	185,908	179,117	167,267
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(247,116)	$(184,062)	$(182,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,437	777	748
Inventory obsolescence expense	932	—	—
Stock-based compensation expense	44,701	34,640	14,794
Non-cash interest expense on royalty financing obligations and secured term loan and amortization of debt issuance costs	98,918	54,204	3,325
Amortization of premium/discount on investments	(1,777)	(2)	121
Change in fair value of foreign currency derivative	—	—	632
(Gain) loss on extinguishment of debt	—	(55,838)	1,211
Changes in operating assets and liabilities:
Receivables	(21,470)	(20,817)	13,903
Inventory	(12,423)	(8,767)	(7,039)
Prepaid expenses and other assets	(2,583)	(7,155)	(2,140)
Accounts payable and accrued expenses	(22,360)	39,412	17,355
Interest payable	—	4,168	6,766
Deferred revenue	(109)	1,283	(1,970)
Net cash used in operating activities	(161,850)	(142,157)	(135,108)
Cash flows from investing activities:
Acquisition of property and equipment	(1,351)	(2,385)	(514)
Purchases of investments	(244,283)	(10,012)	(49,818)
Sales and maturities of investments	117,396	28,201	43,476
Net cash (used in) provided by investing activities	(128,238)	15,804	(6,856)
Cash flows from financing activities:
Sale of common stock, net	—	50,000	93,279
Sale of pre-funded warrants	—	—	14,817
Net proceeds from common stock issued under stock-based compensation plans	14,955	15,794	2,446
Proceeds from additional credit facility	73,072	—	—
Payment of senior credit facility	—	—	(52,420)
Net proceeds from secured term loan	—	—	119,867
Net proceeds from royalty financing obligations	—	293,874	122,600
Net cash provided by financing activities	88,027	359,668	300,589
Effects of exchange rates on cash, cash equivalents and restricted cash	566	71	—

(Decrease) increase in cash, cash equivalents and restricted cash	(201,495)	233,386	158,625
Cash, cash equivalents and restricted cash at beginning of year	507,734	274,348	115,723
Cash, cash equivalents and restricted cash at end of year	$306,239	$507,734	$274,348
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2019	$1,541	$877,300	$39	$(840,628)	$38,252
Net loss	—	—	—	(182,814)	(182,814)
Other comprehensive loss	—	—	(36)	—	(36)
Exercise of stock options, 510 shares, net	5	1,809	—	—	1,814
Employee stock purchase plan sales, 246 shares, net	3	629	—	—	632
Issuance of common stock, 22,044 shares, net	220	93,059	—	—	93,279
Issuance of pre-funded warrants, 3,511 warrants	—	14,817	—	—	14,817
Stock-based compensation expense	—	14,794	—	—	14,794
Balance at December 31, 2020	$1,769	$1,002,408	$3	$(1,023,442)	$(19,262)
Net loss	—	—	—	(184,062)	(184,062)
Other comprehensive income	—	—	174	—	174
Exercise of stock options, 3,299 shares, net	33	13,772	—	—	13,805
Employee stock purchase plan sales, 321 shares, net	3	1,986	—	—	1,989
Issuance of common stock associated with royalty financing agreement, 3,846 shares, net	38	45,692	—	—	45,730
Stock-based compensation expense	—	34,640	—	—	34,640
Balance at December 31, 2021	$1,843	$1,098,498	$177	$(1,207,504)	$(106,986)
Net loss	—	—	—	(247,116)	(247,116)
Other comprehensive loss	—	—	(151)	—	(151)
Exercise of stock options, 3,044 shares, net	30	12,060	—	—	12,090
Employee stock purchase plan sales, 260 shares, net	3	2,859	—	—	2,862
Exercise of warrants, 253 shares	3	—	—	—	3
Stock-based compensation expense	—	44,701	—	—	44,701
Balance at December 31, 2022	$1,879	$1,158,118	$26	$(1,454,620)	$(294,597)
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Note 1— Significant Accounting Policies and Concentrations of Risk
The Company
BioCryst Pharmaceuticals, Inc. (the “Company”) is a commercial-stage biotechnology company that discovers and commercializes novel, oral, small-molecule medicines. The Company focuses on oral treatments for rare diseases in which significant unmet medical needs exist and an enzyme plays the key role in the biological pathway of the disease. The Company was founded in 1986 and incorporated in Delaware in 1991, and its headquarters is located in Durham, North Carolina. The Company integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design.
The Company’s marketed products include oral, once-daily ORLADEYO® for the prevention of hereditary angioedema (“HAE”) attacks and RAPIVAB® (peramivir injection) for the treatment of acute uncomplicated influenza in the United States. ORLADEYO received regulatory approval in the United States in December 2020. ORLADEYO has also received regulatory approvals in multiple global markets. The Company is commercializing ORLADEYO in each of these territories directly or through distributors, except in Japan where Torii Pharmaceutical Co., Ltd. (“Torii”), the Company’s collaborative partner, has the exclusive right to commercialize ORLADEYO for the prevention of HAE attacks in exchange for certain milestone and royalty payments to the Company. In addition to its approval in the United States, peramivir injection has received regulatory approvals in Canada, Australia, Japan, Taiwan and Korea.
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at December 31, 2022 will be sufficient to fund its operations for at least the next 12 months. The Company has sustained operating losses for the majority of its corporate history and expects that its 2023 expenses will exceed its 2023 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will be largely determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company regularly evaluates other opportunities to fund future operations, including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (2) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change its overhead structure; and/or (6) securing or increasing U.S. Government funding of its programs, including obtaining procurement contracts. The Company may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.
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
Restricted Cash
Restricted cash of $23 and $1,924 as of December 31, 2022 and 2021, respectively, reflects royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Notes (defined in Note 8). Additionally, restricted cash of $1,449 and $1,421, respectively, reflects collateral for a letter of credit the Company is required to maintain associated with the lease execution and build-out of its Birmingham research facilities.
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
The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At December 31, 2022, the Company believes that the cost of its investments is recoverable in all material respects.
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
Invoices are submitted to the HHS related to reimbursable research and development costs. The Company is also entitled to monthly reimbursement of indirect costs based on rates stipulated in the underlying contract. The Company’s calculations of its indirect cost rates are subject to audit by the U.S. Government.
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
The Company’s inventories are subject to expiration dating. The Company regularly evaluates the carrying value of its inventories and provides valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, the Company may experience spoilage of its raw materials and supplies. The Company’s determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize significant judgment. During the quarter ended December 31, 2022, the Company evaluated its inventory levels and associated expiration dating relative to the latest sales forecasts for ORLADEYO and RAPIVAB and estimated those inventories at risk of obsolescence. Accordingly, the Company recorded an increase to the inventory valuation reserve of $932 for a total reserve of $1,177 as of December 31, 2022.
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
Accrued Expenses
The Company generally enters into contractual agreements with third-party vendors who provide research and development, manufacturing, distribution, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing, and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when it determines an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with applicable Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances which can include assumptions such as expected patient enrollment, site activation and estimated project duration. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued expenses include (i) fees paid to clinical research organizations (“CROs”) in connection with preclinical and toxicology studies and clinical trials; (ii) fees paid to investigative sites in connection with clinical trials; (iii) fees paid to contract manufacturers in connection with the production of the Company’s raw materials, drug substance, drug products, and product candidates; and (iv) professional fees.
The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. As of December 31, 2022 and December 31, 2021, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
Cost of Product Sales
Cost of product sales includes the cost of producing and distributing inventories that are related to product revenue during the respective period, including freight. In addition, shipping and handling costs for product shipments are recorded as incurred. Finally, cost of product sales may also include costs related to excess or obsolete inventory adjustment charges.
Research and Development Expenses
The Company’s research and development costs are charged to expense when incurred. Research and development expenses include all direct and indirect development costs related to the development of the Company’s portfolio of product candidates. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense when the related goods are delivered or the related services are performed. Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by CROs, materials and supplies, and overhead allocations consisting of various administrative and facilities related costs, as well as termination fees and commitments associated with discontinued programs. Most of the Company’s manufacturing and clinical and preclinical studies are performed by third-party CROs. Costs for studies performed by CROs are accrued by the Company over the service periods specified in the contracts, and estimates are adjusted, if required, based upon the Company’s ongoing review of the level of services actually performed.
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
Advertising expenses related to ORLADEYO were $14,891, $5,705 and $6,567 for the years ended December 31, 2022, 2021 and 2020 respectively.
All patent related costs are expensed to selling, general and administrative expenses when incurred as recoverability of such expenditures is uncertain.
Leases
The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases as of December 31, 2022. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most operating leases.
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
Interest Expense and Deferred Financing Costs
Interest expense for the years ended December 31, 2022, 2021 and 2020 was $99,092, $59,294 and $14,501, respectively, and primarily relates to the royalty financing obligations and PhaRMA Notes (Note 8), the secured term loan borrowing from the Credit Agreement and the senior credit facility (Note 9). Costs directly associated with the borrowings have been capitalized and are netted against the corresponding debt liabilities on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the corresponding borrowings using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $(916), $(531) and $1,217 for the years ended December 31, 2022, 2021 and 2020, respectively.
In December 2021, the PhaRMA Notes and associated accrued interest payable was written-off into other income as a debt extinguishment (Refer to “Note 8—Royalty Monetizations—RAPIACTA—Non-Recourse Notes Payable—Debt Extinguishment” for additional information regarding the debt extinguishment). In December 2020, the outstanding principal balance of the senior credit facility was repaid and related unamortized deferred financing costs and original issue discount of $1,211 were fully expensed as part of loss on debt extinguishment.
Interest Expense and Royalty Financing Obligations
The royalty financing obligations are eligible to be repaid based on royalties from net sales of ORLADEYO and BCX10013. Interest expense is accrued using the effective interest rate method over the estimated period each of the related liabilities will be paid. This requires the Company to estimate the total amount of future royalty payments to be generated from product sales over the life of the agreement. The Company imputes interest on the carrying value of each of the royalty financing obligations and records interest expense using an imputed effective interest rate. The Company reassesses the expected royalty payments each reporting period and accounts for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs require that the Company make estimates that could impact the carrying value of each of the liabilities, as well as the periods over which associated issuance costs will be amortized. A significant increase or decrease in forecasted net sales could materially impact each of the liability balances, interest expense and the time periods for repayment.
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
Cumulative mark-to-market adjustments for the year ended December 31, 2020 resulted in a loss of $632. In addition, realized currency exchange gains of $662 were recognized in 2020 related to the exercise of a U.S. dollar/Japanese yen currency option under the Company’s foreign currency hedge.
Income Taxes
The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.
Beginning in fiscal year 2021, the Company began accruing for U.S. state taxes and foreign income taxes as a result of increased nexus in both U.S. state and foreign jurisdictions where historically the Company had no presence.
In addition, starting in 2022, amendments to Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”), will no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year fifteen in the case of development conducted on foreign soil. As a result of this tax law change, the Company has recorded an increased U.S. state tax provision for the year ended December 31, 2022.
Net Loss Per Share
Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s equity compensation plans were anti-dilutive. The calculation of diluted earnings per share for the years ended December 31, 2022, 2021, and 2020 does not include 25,596, 26,034, and 14,957, respectively, of potential common shares as their impact would be anti-dilutive.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive loss and recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. For the year ended December 31, 2021, realized gains of $1 were reclassified out of accumulated other comprehensive income.
Significant Customers and Other Risks
Significant Customers
The Company’s primary sources of revenue and cash flow are the sales of ORLADEYO in the United States and other global markets and, for 2022, sales of RAPIVAB (peramivir injection) under the Company’s procurement contract with the Assistant Secretary for Preparedness and Response within HHS. Additionally, the Company received reimbursement of galidesivir (formerly BCX4430) development expenses earned under cost-plus-fixed-fee contracts with BARDA/HHS and NIAID/HHS.
ORLADEYO is distributed through an arrangement with a single specialty pharmacy in the United States which represents the substantial majority of the ORLADEYO net product sales. The specialty pharmacy subsequently sells ORLADEYO to its customers (pharmacy benefit managers, insurance companies, government programs and group purchasing organizations) and dispenses product to patients. The specialty pharmacy’s inability or unwillingness to continue these distribution activities could adversely impact the Company’s business, results of operations and financial condition.
The Company is distributing ORLADEYO in other global markets directly or through distributors, except in Japan where Torii, the Company’s collaborative partner, has the exclusive right to commercialize ORLADEYO.
The Company relied on BARDA/HHS and NIAID/HHS to reimburse predominantly all of the development costs for its galidesivir program and stockpiling sales of RAPIVAB to HHS. Accordingly, reimbursement of these expenses has represented a significant portion of the Company’s collaborative and other research and development revenues. All government funding for galidesivir expired in 2022.
Additionally, HHS is the primary customer for RAPIVAB, and it exercised the remaining options for the purchase of RAPIVAB under the procurement contract with the Company during 2022.
Further, the Company’s drug development activities are performed by a limited group of third-party vendors. If any of these vendors were unable to perform its services, this could significantly impact the Company’s ability to complete its drug development activities.
Risks from Third-Party Manufacturing and Distribution Concentration
The Company relies on a single source manufacturer for active pharmaceutical ingredient and finished drug product manufacturing of product candidates in development and on a single specialty pharmacy for distribution of approved drug product in the United States. Delays or disruption in the manufacture or distribution of any product could adversely impact the future procurement stockpiling of the Company’s commercial product, commercial revenue and product candidates.
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
Recently Adopted Accounting Pronouncements
In December 2020, the FASB issued ASU No. 2019-12 (ASC Topic 740), Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies accounting for income taxes by removing certain exceptions to the general principles and clarifying existing guidance. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The adoption of this standard did not have a material impact to the Company’s financial position, results of operations or cash flows.
New Accounting Pronouncements Not Yet Adopted
In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (ASC Topic 848), Deferral of the Sunset Date of Topic 848, to provide optional guidance to temporarily ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Preceding the issuance of ASU 2020-04, which established ASC Topic 848, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that it would no longer need to persuade or compel banks to submit to LIBOR after December 31, 2021. In response, the FASB established December 31, 2022 as the expiration date for ASC Topic 848. In March 2021, the FCA announced the intended cessation date of the overnight 1-month, 3-month, 6-month, and 12-month USD LIBOR would be June 30, 2023. Because the current relief in ASC Topic 848 may not cover a period of time during which a significant number of modifications may take place, this update deferred the sunset date in ASC Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC Topic 848. The FASB guidance provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The provisions of the FASB guidance may impact the Company as contract modifications and other changes occur during the LIBOR transition period. The Company’s Credit Agreement (as defined in Note 9 herein) references the 3-month LIBOR for quarterly interest rate determinations. The Credit Agreement contains language allowing for the substitution, through an amendment, of a new benchmark rate, which may be the Secured Overnight Financing Rate (“SOFR”) in the event that LIBOR is no longer available. This transition is not expected to have a material impact on the Company’s financial statements.
The Company has reviewed other new accounting pronouncements that were issued as of December 31, 2022 and does not believe that these pronouncements are either applicable to the Company, or that they will have a material impact on its financial position or results of operations.

Note 2— Revenue
The Company recorded the following revenues for the years ended December 31 (in thousands):

	2022	2021	2020
Product sales, net:
ORLADEYO	$249,689	$121,865	$133
RAPIVAB	15,156	7,231	483
Peramivir	2,865	7,254	2,685
Total product sales, net	267,710	136,350	3,301
Royalty revenue	2,903	(100)	3,381
Milestone revenue	—	15,000	—
Collaborative and other research and development revenues:
U.S. Department of Health and Human Services	190	5,920	9,231
Other Collaborations	24	—	—
Torii Pharmaceutical Co., Ltd.	—	—	1,899
Total collaborative and other research and development revenues	214	5,920	11,130
Total revenues	$270,827	$157,170	$17,812
Royalty revenue from sales of ORLADEYO in Japan by our collaborative partner, Torii, were $1,944 and $690 for the years ended December 31, 2022 and 2021, respectively.
Note 3— Investments
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

	December 31, 2022
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$129,940	$427	$—	$(996)	$129,371
Corporate debt securities	6,093	37	—	(38)	6,092
Certificates of deposit	2,163	23	—	(29)	2,157
Total Investments	$138,196	$487	$—	$(1,063)	$137,620

	December 31, 2021
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$4,043	$17	$—	$(7)	$4,053
Corporate debt securities	4,294	40	—	(5)	4,329
Certificates of deposit	1,652	8	—	(1)	1,659
Total Investments	$9,989	$65	$—	$(13)	$10,041

The following table summarizes the scheduled maturity for the Company’s investments at December 31, 2022 and 2021.

	2022	2021
Maturing in one year or less	$119,543	$3,212
Maturing after one year through two years	18,077	6,829
Total investments	$137,620	$10,041
Note 4— Trade Receivables
Product Sales
Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO® and RAPIVAB®. At December 31, 2022 and 2021, receivables related to sales of ORLADEYO were $41,508 and $27,384, respectively. At December 31, 2022 and 2021, receivables related to sales of RAPIVAB were $823 and $49, respectively. No bad debt reserve or allowance amounts were recorded as of December 31, 2022 and December 31, 2021, respectively.
Collaborations
Receivables from collaborations were as follows (in thousands):

	December 31, 2022
	Billed	Unbilled	Total
U.S. Department of Health and Human Services, net	$7,218	$284	$7,502
Royalty receivables from partners	741	—	741
Other collaborations	—	25	25
Total receivables from collaborators	$7,959	$309	$8,268

	December 31, 2021
	Billed	Unbilled	Total
U.S. Department of Health and Human Services, net	$5	$1,670	$1,675
Royalty receivables from partners	305	—	305
Total receivables from collaborators	$310	$1,670	$1,980
As of December 31, 2022 and 2021, the Company maintained a reserve of $437 and $701, respectively, related to royalties associated with Green Cross.
Note 5— Inventory
At December 31, 2022 and 2021, the Company’s inventory primarily related to ORLADEYO. Additionally, inventory included RAPIVAB and peramivir, which is manufactured for the Company’s partners.

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$8,906	$5,658
Work-in-process	14,990	9,669
Finished goods	4,814	709
Total inventory	$28,710	$16,036
Reserves	(1,177)	(245)
Total inventory, net	$27,533	$15,791
Note 6— Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Furniture and fixtures	$1,308	$1,122
Office equipment	633	467
Software	1,501	1,159
Laboratory equipment	4,588	4,247
Leasehold improvements	10,137	9,832
Total property and equipment	$18,167	$16,827
Less accumulated depreciation and amortization	(9,550)	(8,113)
Property and equipment, net	$8,617	$8,714
Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 was $1,437, $777, and $748, respectively.
Note 7— Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Development costs	$30,360	$30,215
Compensation and benefits	22,125	20,674
Revenue-related reserves for discounts and allowances	14,332	5,957
Royalties payable	7,700	4,426
Inventory	4,193	3,793
Professional fees	1,128	1,305
Duties and taxes	410	2,622
Other	7,317	3,678
Total accrued expenses	$87,565	$72,670

Note 8— Royalty Monetizations
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
ORLADEYO and Factor D Inhibitors
On December 7, 2020, the Company and RPI 2019 Intermediate Finance Trust (“RPI”) entered into a Purchase and Sale Agreement (the “2020 RPI Royalty Purchase Agreement”), pursuant to which the Company sold to RPI the right to receive certain royalty payments from the Company for a purchase price of $125,000 in cash (the “2020 RPI Royalty Sale”). Under the 2020 RPI Royalty Purchase Agreement, RPI is entitled to receive tiered, sales-based royalties on net product sales of ORLADEYO in the United States and certain key European markets (collectively, the “Key Territories”), and other markets where the Company sells ORLADEYO directly or through distributors (collectively, the “Direct Sales”) in an amount equal to: (i) 8.75% of aggregate annual net sales of ORLADEYO for annual net sales up to $350,000 and (ii) 2.75% of annual net sales for annual net sales between $350,000 and $550,000. No royalty payments are payable on annual Direct Sales over $550,000. In addition, RPI will be entitled to receive 1.0% of global net sales, if any, of BCX9930. On December 15, 2022, the Company announced that it was discontinuing the development of BCX9930.
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
Under the 2021 RPI Royalty Purchase Agreement, RPI is also entitled to receive tiered, sales-based royalties on net product sales of BCX10013 in an amount equal to: (i) 3.0% of worldwide aggregate annual net sales up to $1,500,000 and (ii) 2.0% of worldwide aggregate annual net sales between $1,500,000 and $3,000,000. No royalty payments are payable on annual net sales above $3,000,000. RPI is also entitled to receive tiered profit share amounts of up to 3.0% from certain other permitted sales in certain other markets.
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
In 2022, the Company adjusted its forecasts related to its R&D programs and ORLADEYO sales. Accordingly, this impacted the amount and timing of expected royalties to be made under the RPI Royalty Purchase Agreements. As a result, the effective interest rate related to the 2020 RPI Royalty Purchase Agreement decreased from 27.3% to 22.4%, and the effective interest rate related to the 2021 RPI Royalty Purchase Agreement decreased from 16.5% to 13.1%. Additionally, the effective interest rate related to the OMERS Agreement increased from 8.5% to 10.6%.

The following table shows the activity within the Royalty financing obligations account (in thousands) as well as the effective interest rate as of December 31, 2022:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
2020 Royalty sale: Royalty financing obligation, net of issuance costs	$122,609	$—	$—	$122,609
Non-cash Interest expense on Royalty financing obligation	2,108	—	—	2,108
Balance as of December 31, 2020	$124,717	$—	$—	$124,717
2021 Royalty sale: Royalty financing obligations, net of issuance costs	—	150,833	147,309	298,142
Non-cash Interest expense on Royalty financing obligations	33,308	2,897	1,465	37,670
Royalty revenues paid and payable	(10,801)	(353)	—	(11,154)
Balance as of December 31, 2021	$147,224	$153,377	$148,774	$449,375
Deferred financing costs	—	(34)	—	(34)
Non-cash Interest expense on Royalty financing obligations	39,994	22,239	14,249	76,482
Royalty revenues paid and payable	(22,237)	(1,931)	—	(24,168)
Balance as of December 31, 2022	$164,981	$173,651	$163,023	$501,655

Effective interest rate	22.4%	13.1%	10.6%
Deferred issuance costs pursuant to the Royalty financing obligations, which consist primarily of advisory and legal fees, totaled $8,532 and $8,497 as of December 31, 2022 and 2021, respectively. The Royalty financing obligations liabilities and the associated deferred issuance costs are amortized using the effective interest method over the term of the arrangement, in accordance with the respective guidance. Concurrent with entering into the 2021 RPI Royalty Purchase Agreement, the Company and RPI entered into a Common Stock Purchase Agreement, pursuant to which the Company sold common stock to RPI for a premium of $4,269. This premium has been deferred and is being amortized through interest expense using the effective interest method over the term of the applicable arrangement. Refer to Note 11 for further details on the common stock sale premium.
Note 9— Debt
Credit Agreement
On December 7, 2020, the Company entered into a $200,000 Credit Agreement (the “Credit Agreement”) with Athyrium Opportunities III Co-Invest 1 LP (“Athyrium”), as lender and as administrative agent for the lenders. Certain of the Company’s direct and indirect subsidiaries are guarantors to the Credit Agreement. The Credit Agreement provides for an initial term loan in the principal amount of $125,000 (the “Term A Loan”), which was received by the Company on December 7, 2020 and is recorded in “Secured term loan” on the Company’s balance sheet as of December 31, 2022. The Company used a portion of the proceeds from the Term A Loan to repay $43,298 of outstanding indebtedness, including accrued interest, under its prior credit facility with MidCap Financial Trust.
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
The Credit Agreement provides for quarterly interest-only payments until the maturity date, with the unpaid principal amount of the outstanding Term Loans due and payable on the maturity date. For each of the first eight full fiscal quarters following December 7, 2020, the Company has the option to make the applicable interest payment-in-kind (a “PIK Interest Payment”) by capitalizing the entire amount of interest accrued during the applicable interest period with the unpaid original principal amount outstanding on the last day of such period. The Term Loans will bear interest at a rate equal to the three-month LIBOR, which shall be no less than 1.75% and no more than 3.50%, plus 8.25%, or for each interest period in which a PIK Interest Payment is made, the three-month LIBOR plus 10.25%.
The Term Loans accrued interest at an effective interest rate of 12.87% for fiscal year 2022 compared to 12.17% for fiscal year 2021.
The quarter ended December 31, 2022 was the last PIK eligible period. Accordingly, the Company is obligated to make quarterly interest payments on the outstanding principal of the Term Loans as of December 31, 2022. The three-month LIBOR was 4.73% as of December 28, 2022, the LIBOR measurement date for the three-month interest period beginning January 1, 2023. As the LIBOR rate exceeds the LIBOR cap of 3.50%, the 3.50% cap plus 8.25% will be used to record interest expense for the three-month interest period beginning January 1, 2023.
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
As of December 31, 2022, the Company had total borrowings of $200,000 under the Credit Agreement. Quarterly interest payments under the Credit Agreement for the years ended December 31, 2022 and 2021, totaled $23,387 and $16,009, respectively, and have been designated and accounted for as PIK Interest Payments and added to the outstanding principal balance of the borrowing. As of December 31, 2022, borrowings, including the PIK Interest Payments, totaled $240,452. The principal balance of the borrowings, including PIK amounts, is accruing interest at a rate of 11.88% as of December 31, 2022. The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.
As of December 31, 2022 and 2021, deferred debt fees and issuance costs associated with all Term Loans under the Credit Agreement totaled $12,828 and $8,483, respectively and are being amortized as interest expense on an effective interest rate method over the remaining term of the Term Loans. When utilizing the effective interest method, in periods in which PIK interest is designated and those amounts are added to the outstanding principal balance of the borrowing, the amortization of the deferred debt fees and issuance costs is accretive. Deferred financing amortization of ($916) and ($531), was recognized for the years ended December 31, 2022 and 2021, respectively.
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
Note 10— Lease Obligations
The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases as of December 31, 2022. Renewal options for the Company’s leases range from 1 to 5 years in length and begin from 2023 through 2026.
Aggregate lease expense under operating leases was as follows (in thousands):

	Years Ended December 31,
	2022	2021
Aggregate lease expense	$2,532	$1,795
Other supplemental information related to leases was as follows:

	As of December 31, 2022	As of December 31, 2021
Weighted average remaining lease term	8.1 years	9.2 years
Weighted average discount rate	10.96%	11.20%
All of the Company’s leases qualify as operating leases. The following table summarizes the presentation in the Consolidated Balance Sheets of the Company’s operating leases:

	Balance Sheet Location	2022	2021
Assets:
Operating lease assets, net	Other Assets	$6,806	$6,472
Liabilities:
Current operating lease liabilities	Lease financing obligation – current liabilities	$2,369	$1,819
Non-current operating lease liabilities	Lease financing obligation – long-term liabilities	5,804	5,962
Total operating lease liabilities		$8,173	$7,781
Operating lease assets are recorded net of accumulated amortization of $4,349 and $2,626 as of December 31, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities was $2,453 and $1,615 for the years ended December 31, 2022 and 2021, respectively.
Maturities of operating lease liabilities as of December 31, 2022, are as follows (in thousands):

2023	$2,621
2024	1,958
2025	1,541
2026	656
2027	613
Thereafter	6,112
Total lease payments	13,501
Less imputed interest	(5,328)
Total	$8,173

Note 11— Stockholders’ Equity
Sales of Common Stock
On June 1, 2020, the Company issued 22,044 shares of common stock to the public at a purchase price of $4.50 per share and pre-funded warrants to purchase 3,511 shares of common stock at a purchase of $4.49 per pre-funded warrant, for total net proceeds to the Company of $108,096 after deducting underwriting discounts and commissions and other offering expenses. Each pre-funded warrant is exercisable subject to conditions in the warrant agreement into 1 share of common stock at an exercise price of $0.01 per share. All warrants issued in this offering remain outstanding at December 31, 2022.
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
On November 19, 2021, concurrent with the Company entering into the 2021 RPI Royalty Purchase Agreement, the Company and RPI entered into the Common Stock Purchase Agreement, pursuant to which the Company issued 3,846 shares of the Company’s common stock to RPI for an aggregate purchase price of $50,000, at a price of $13.00 per share, calculated based on the 20-day volume weighted average price. The $13.00 per share price represented a premium of $1.11 over the closing price of $11.89 of the Company’s common stock on November 17, 2021, the last trading day prior to the execution of the Common Stock Purchase Agreement. The premium of $4,269 paid by RPI on the purchase of the Company’s common stock has been deferred and is being amortized as a component of interest expense of the 2021 RPI royalty financing obligation.
Note 12— Stock-Based Compensation
As of December 31, 2022, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 18, 2022 and approved by the Company’s stockholders on June 7, 2022. The Inducement Plan was most recently amended and restated on August 26, 2022. The ESPP was most recently amended and restated on April 1, 2021 and approved by the Company’s stockholders on May 25, 2021.
Stock-based compensation expense of $44,701 ($36,716 of expense related to the Incentive Plan, $6,550 of expense related to the Inducement Plan, and $1,435 of expense related to the ESPP) was recognized during 2022, while $34,640 ($27,062 of expense related to the Incentive Plan, $6,055 of expense related to the Inducement Plan, and $1,523 of expense related to the ESPP) was recognized during 2021 and $14,794 ($12,938 of expense related to the Incentive Plan, $1,494 of expense related to the Inducement Plan, and $362 of expense related to the ESPP) was recognized during 2020.
There was approximately $148,700 of total unrecognized compensation expense related to non-vested stock option and restricted stock unit awards granted by the Company as of December 31, 2022. As of December 31, 2022, the Company expected to recognize that expense as follows: $50,713 in 2023, $46,329 in 2024, $34,537 in 2025 and $17,121 in 2026. In addition, the Company has outstanding performance-based stock options and restricted stock unit awards for which no compensation expense is recognized until “performance” has occurred and the award vests.
The Company accounts for stock-based compensation in accordance with FASB authoritative guidance regarding share-based payments. Total stock-based compensation was allocated as follows:

	Years Ended December 31,
	2022	2021	2020
Research and development	$24,936	$20,179	$10,222
Selling, general and administrative	19,765	14,461	4,572
Total stock-based compensation expense	$44,701	$34,640	$14,794

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
In August 2013, December 2014 and December 2019, the Company issued 1,032, 1,250 and 315 performance-based stock options, respectively. These awards vest upon successful completion of specific development milestones. As of December 31, 2022, 100%, 85% and 100% of these August 2013, December 2014 and December 2019 grants, respectively, have vested. During 2020, the Company recognized $1,768 and $684 of stock compensation expense related to milestones within the August 2013 and December 2019 grants for which achievement became probable.
In January 2022, the Company issued 221 performance-based restricted stock unit awards. Contingent upon successful achievement of specific commercial or operational objectives in 2022, the awards become eligible for vesting at 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date, until fully vested after three years. During 2022, the Company recognized $158 of stock compensation expense related to certain milestones within the January 2022 grants for which achievement became probable.
Stock option awards and restricted stock unit awards granted to non-employee directors of the Company generally vest over one year. Stock option awards granted to new non-employee directors when they first join the Company’s Board of Directors generally vest, subject to the terms of the Incentive Plan, in 36 equal monthly installments over a three-year period measured from the grant date. Restricted stock unit awards granted to new non-employee directors when they first join the Company’s Board of Directors generally vest, subject to the terms of the Incentive Plan, in three equal annual installments beginning on the first anniversary of the grant date.
All stock option awards have contractual terms of 10 years. The vesting and exercise provisions of all awards granted under the Incentive Plan are subject to acceleration in the event of certain stockholder-approved transactions, or upon the occurrence of a change in control as defined in the Incentive Plan.

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2019	968	21,050	$5.96
Plan amendment	8,000	—	—
Restricted stock unit awards granted	(31)	—	—
Stock option awards granted	(7,469)	7,469	8.06
Stock option awards exercised	—	(510)	3.56
Stock option awards cancelled	3,124	(3,124)	6.93
Balance at December 31, 2020	4,592	24,885	$6.52
Plan amendment	7,500	—	—
Restricted stock unit awards granted	(1,936)	—	—
Stock option awards granted	(6,753)	6,753	11.57
Stock option awards exercised	—	(2,705)	4.36
Stock option awards cancelled	248	(248)	7.62
Balance at December 31, 2021	3,651	28,685	$7.90
Plan amendment	8,000	—	—
Restricted stock unit awards granted	(2,948)	—	—
Restricted stock unit awards cancelled	254	—	—
Stock option awards granted	(5,784)	5,784	10.70
Stock option awards exercised	—	(2,257)	5.00
Stock option awards cancelled	1,033	(1,033)	10.02
Balance at December 31, 2022	4,206	31,179	$8.56
For stock option awards granted under the Incentive Plan during 2022, 2021, and 2020, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table following the next subsection. The weighted average grant date fair value of these awards granted during 2022, 2021, and 2020 was $7.57, $7.93, and $5.48, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. For restricted stock unit awards granted under the Incentive Plan, the fair value of the awards was determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during 2022 and 2021 was $11.20 and $11.36, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
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

Related activity under the Inducement Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2019	171	1,329	$3.60
Plan amendment	2,900	—	—
Stock option awards granted	(3,002)	3,002	4.02
Stock option awards cancelled	160	(160)	4.15
Balance at December 31, 2020	229	4,171	$3.88
Plan amendment	1,500	—	—
Stock option awards granted	(1,003)	1,003	13.91
Stock option awards exercised	—	(592)	3.63
Stock option awards cancelled	174	(174)	3.67
Balance at December 31, 2021	900	4,408	$6.20
Plan amendment	1,926	—	—
Restricted stock unit awards granted	(603)	—	—
Restricted stock unit awards cancelled	15	—	—
Stock option awards granted	(1,819)	1,819	13.54
Stock option awards exercised	—	(358)	3.45
Stock option awards cancelled	528	(528)	7.44
Balance at December 31, 2022	947	5,341	$8.80
For stock option awards granted under the Inducement Plan during 2022, 2021, and 2020, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during 2022, 2021, and 2020 was $9.54, $9.65, and $2.73, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. For restricted stock unit awards granted under the Inducement Plan, the fair value of the awards was determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during 2022 was $13.21. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method. No restricted stock unit awards were granted under the Inducement Plan during 2021 or 2020.
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under all plans during 2022, 2021, and 2020, respectively. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly-traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted to Employees and Directors under the Incentive and Inducement Plans

	2022	2021	2020
Expected Life	5.5	5.5	5.5
Expected Volatility	84%	84%	84%
Expected Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate	3.5%	1.1%	0.4%

The total intrinsic value of stock option awards exercised under the Incentive Plan was $21,150 during 2022, $25,484 during 2021, and $1,562 during 2020. The intrinsic value represents the total proceeds (fair market value at the date of exercise, less the exercise price, times the number of stock option awards exercised) received by all individuals who exercised stock option awards during the period. The total intrinsic value of stock option awards exercised under the Inducement Plan was $3,710 and $6,700 during 2022 and 2021, respectively. No stock option awards were exercised under the Inducement Plan during 2020.
The following table summarizes, at December 31, 2022, by price range: (1) for stock option awards outstanding under the Incentive and Inducement Plans, the number of stock option awards outstanding, their weighted average remaining life and their weighted average exercise price; and (2) for stock option awards exercisable under the Incentive and Inducement Plans, the number of stock option awards exercisable and their weighted average exercise price:

			Outstanding			Exercisable
Range			Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$0	to	3	1,145	6.3	$2.65	777	$2.66
3	to	6	8,653	5.7	4.23	7,183	4.32
6	to	9	9,704	7.2	7.90	6,332	7.70
9	to	12	13,390	8.3	10.89	3,287	11.01
12	to	15	2,189	7.5	13.06	927	12.80
15	to	18	1,439	8.4	16.02	322	15.89
$0	to	18	36,520	7.3	$8.59	18,828	$7.17
The weighted average remaining contractual life of stock option awards exercisable under the Incentive and Inducement Plans at December 31, 2022 was 5.8 years.
The aggregate intrinsic value of stock option awards outstanding and exercisable under the Incentive and Inducement Plans at December 31, 2022 was $83,783. The aggregate intrinsic value represents the value (the period’s closing market price, less the exercise price, times the number of in-the-money stock option awards) that would have been received by all stock option award holders under the Incentive and Inducement Plans had they exercised their stock option awards at the end of the year.
The total fair value of the stock option awards vested under the Incentive and Inducement Plans was $33,575 during 2022, $23,395 during 2021, and $18,739 during 2020.
As of December 31, 2022, the number of stock option awards vested and expected to vest under the Incentive and Inducement Plans is 32,837. The weighted average exercise price of these stock option awards is $8.52 and their weighted average remaining contractual life is 7.2 years.
The following table summarizes the changes in the number and weighted-average grant-date fair value of non-vested stock option awards during 2022:

	Non-Vested Stock Option Awards	Weighted Average Grant-Date Fair Value
Balance December 31, 2021	17,532	$6.06
Stock option awards granted	7,603	8.03
Stock option awards vested	(5,908)	5.68
Stock option awards forfeited	(1,535)	6.24
Balance December 31, 2022	17,692	$7.02

Employee Stock Purchase Plan
The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 5,792 shares remain available for purchase at December 31, 2022. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than 3 shares may be purchased by any one employee at the six-month purchase dates and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year.
There were 260, 321, and 246 shares of common stock purchased under the ESPP in 2022, 2021, and 2020, respectively, at a weighted average price per share of $11.03, $6.20, and $2.56, respectively. Expense of $1,435, $1,523, and $362 related to the ESPP was recognized during 2022, 2021, and 2020, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model. The weighted average grant date fair values of shares granted under the ESPP during 2022, 2021, and 2020, were $6.02, $2.80, and $1.47, respectively.
Note 13— Income Taxes
The components of loss before provision for income taxes were as follows:

	Years Ended December 31,
	2022	2021
Domestic	$(225,127)	$(159,632)
Foreign	(19,256)	(22,177)
Loss before provision for income taxes	$(244,383)	$(181,809)

The components of the (benefit) expense for income taxes were as follows:

	Years Ended December 31,
	2022	2021
Current expense provision:
U.S. Federal and state	$2,430	$2,179
Foreign	292	233
Total current expense provision	2,722	2,412
Deferred expense (benefit) provision:
U.S. Federal and state	11	(159)
Total expense provision	$2,733	$2,253
The differences between the Company’s effective tax rate and the statutory tax rate in 2022, 2021, and 2020, are as follows:

	2022	2021	2020
Income tax benefit at federal statutory rate (21% for 2022, 2021 and 2020)	$(51,321)	$(38,175)	$(38,391)
State and local income taxes net of federal tax benefit	(1,816)	(2,288)	(2,544)
Permanent items	(1,608)	(1,343)	774
Rate change	—	—	(82)
Expiration of attribute carryforwards	—	(1,057)	3,774
Research and development tax credits	(9,793)	(5,994)	(4,080)
Foreign rate differential	1,862	1,940	542
Other	(5,485)	1,216	1,456
Change in valuation allowance	70,894	47,954	38,551
Income tax expense	$2,733	$2,253	$—
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021
Balance at January 1,	$9,729	$8,230
Additions to current period tax positions	4,115	1,499
Balance at December 31,	$13,844	$9,729
The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended and similar state tax law.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2022	2021
Deferred tax assets:
Net federal and state operating losses	$101,600	$113,649
Research and development credits	86,321	71,197
Royalty income	115,554	106,007
Stock-based compensation	19,374	14,512
Capitalized R&D	62,794	8,997
Leasing obligations	1,842	1,836
Other	4,354	4,809
Total deferred tax assets	391,839	321,007
Deferred tax liabilities:
Fixed assets	(717)	(607)
Right of use asset	(1,525)	(1,527)
Total deferred tax liabilities	(2,242)	(2,134)
Valuation allowance	(389,608)	(318,714)
Net deferred tax assets (liabilities)	$(11)	$159
The majority of the Company’s deferred tax assets relate to net operating loss and research and development carryforwards that can only be realized if the Company is profitable in future periods. It is uncertain whether the Company will realize any tax benefit related to these carryforwards. Accordingly, the Company has provided a valuation allowance against substantially all the net deferred tax assets due to uncertainties as to their ultimate realization. The valuation allowance will remain at the full amount of the deferred tax assets until it is more likely than not that the related tax benefits will be realized. The Company’s valuation allowance increased by $70,894, $47,954, and $38,551 in 2022, 2021, and 2020, respectively.
As of December 31, 2022, the Company had U.S. federal operating loss carryforwards of $408,671, state operating loss carryforwards of $188,341, foreign net operating losses of $47,337, and U.S. research and development and orphan drug credit carryforwards of $100,165, which will expire at various dates from 2023 through 2041. Federal losses, state losses, research and development credit carryforwards began expiring in 2021. The foreign net operating losses have an indefinite carryforward period.
Tax years 2018-2021 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2017 are also open to examination to the extent of loss and credit carryforwards from those years. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. However, there were no provisions or accruals for interest and penalties in 2022, 2021 and 2020.
As of December 31, 2022, the Company has minimal accumulated undistributed earnings generated by our foreign subsidiaries which have already been subject to local and U.S. tax (as part of the global intangible low-taxed income provisions). We intend to indefinitely reinvest these earnings, as well as future earnings from our foreign subsidiaries to fund out international operations. In addition, we expect future U.S. cash generation will be sufficient to meet future U.S cash needs.
Note 14— Employee 401(k) Plan
In January 1991, the Company adopted an employee retirement plan (“401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company made matching contributions of $3,758, $2,834, and $1,569 in 2022, 2021, and 2020, respectively.

Note 15— Collaborative and Other Relationships
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
In August 2020, NIAID/HHS awarded the Company a new contract, with potential aggregate funding of up to $43,908 if all contract options are exercised, to manufacture and evaluate the safety, efficacy and tolerability of galidesivir. NIAID/HHS made an initial award of $6,326 to the Company under this contract.
Biomedical Advanced Research and Development Authority (“BARDA/HHS”). In March 2015, BARDA/HHS awarded the Company a contract for the continued development of galidesivir as a potential treatment for diseases caused by RNA pathogens, including filoviruses. This BARDA/HHS contract includes a base contract of $16,265 to support galidesivir drug manufacturing, as well as $22,855 in additional development options that can be exercised by the government, bringing the potential value of the contract to $39,120. As of December 31, 2022, a total of $20,574 has been awarded under exercised options within this contract. The most recent development option was completed as of December 31, 2022.
The contracts with NIAID/HHS and BARDA/HHS are cost-plus-fixed-fee contracts. That is, the Company is entitled to receive reimbursement for all costs incurred in accordance with the contract provisions that are related to the development of galidesivir plus a fixed fee, or profit. BARDA/HHS and NIAID/HHS will make periodic assessments of progress, and the continuation of the contracts is based on the Company’s performance, the timeliness and quality of deliverables, and other factors. The government has rights under certain contract clauses to terminate these contracts. These contracts are terminable by the government at any time for breach or without cause. As of December 31, 2022, all of our government funding for galidesivir has expired.
U.S. Department of Health and Human Services (“HHS”). In September 2018, HHS awarded the Company a $34,660 contract for the procurement of up to 50,000 doses of RAPIVAB (peramivir injection) over a five-year period. The Company initially delivered 20,000 doses of RAPIVAB under this contract in 2019 for a total price of approximately $13,864. The Company further delivered 20,000 and 9,980 doses of RAPIVAB in 2022 and 2021, respectively, and recorded revenue of $13,864 and $6,918 for the years ending December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, the Company has delivered a total of 49,980 RAPIVAB doses of the 50,000 RAPIVAB doses available under the contract, effectively completing the contract with HHS.
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
On March 4, 2020, the International Court of Arbitration of the International Chamber of Commerce (“ICC Tribunal”) delivered a Partial Arbitration Award (the “Partial Arbitration Award”) in an arbitration matter between the Company and SUL with respect to the SUL Agreement. In the Partial Arbitration Award, the ICC Tribunal found that, during the term, SUL materially breached and abandoned its core duties to the Company under the Diligent Efforts (as defined in the SUL Agreement) requirements of the SUL Agreement as applicable in the United States. The ICC Tribunal granted a declaratory judgment in favor of the Company terminating the SUL Agreement and restoring all rights to peramivir to the Company. The parties agreed on a transition process for the product, with a full transition of commercialization of the product in the United States and Australia returned to the Company as of August 1, 2020 and November 1, 2020, respectively. The ICC Tribunal also awarded the Company its attorneys’ fees and expenses incurred in securing the declaratory judgment as well as the costs incurred by the Company in the arbitration. Finally, the ICC Tribunal found that SUL breached the SUL Agreement by failing to pay the milestone payment due to the Company within 30 days of the approval of peramivir for adult use in the European Union and awarded the Company $5,000 (plus interest) for this claim. The ICC Tribunal retained jurisdiction for further proceedings relating to the award of attorneys’ fees and for any dispute relating to the return to the Company of all rights to peramivir in the Territory. The Company recognized a settlement gain of $8,893 in other income and legal fees and other expenses of $5,026 in selling, general and administrative expenses for the year ended December 31, 2020.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of BioCryst Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BioCryst Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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

Accrued Clinical Trial and Manufacturing Activities

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, the Company has recorded $87.6 million of accrued expenses which includes costs for clinical trial and manufacturing activities (together, clinical related activities) based upon estimates of expenses incurred through the balance sheet date that have yet to be invoiced by the contract research organizations (CROs), clinical study sites, contract manufacturing organizations, or other vendors (together, clinical vendors). This accrual process involves estimating the level of service performed and the associated cost when the Company has not yet been invoiced or otherwise notified of actual cost.
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

Royalty Financing Obligations

Description of the Matter
As described in Note 8 to the consolidated financial statements, the Company entered into Royalty Purchase Agreements (“RPA’s”) with third parties. Pursuant to the RPA’s, the Company received proceeds of approximately $425 million in exchange for the right to receive royalty payments based on future net revenues of the Company’s commercialized drug, Orladeyo, and other drug candidates as specified in the agreements.
The Company recorded the RPA’s as non-current liability instruments (royalty financing obligations) on the balance sheet at their carrying value of $501.7 million as of December 31, 2022, and imputed interest expense associated with these liabilities using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of each arrangement. The interest rates on these instruments may vary during the term of the agreement depending on a number of factors, including the level and timing of forecasted net revenues which affects the repayment timing and ultimate amount of repayment. In order to amortize the royalty financing obligations, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the third parties over the life of the arrangements. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources.
Auditing the royalty financing obligations was complex and highly judgmental due to the estimation uncertainty in determining the effective interest rates. The Company’s effective interest rate models includes actual revenues recorded and royalties paid to-date, as well as revenue projections for which future royalties will be paid, which are sensitive to significant assumptions (including population, market penetration, probability of success, and sales price, among others) that are affected by expectations about future market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to account for the royalty financing obligations, including controls over management’s review of the revenue projections within the models.
To evaluate the royalty financing obligations, our audit procedures included, among others, assessing the underlying data and assumptions used by the Company in its effective interest rate models. We compared the significant assumptions in the revenue projections to current industry, market and economic trends. We recalculated the current year interest expense based on the amortization schedules and estimates of royalties using the effective interest method and performed sensitivity analyses to evaluate the changes in the effective interest rates, and associated interest expense, that would result from changes in the assumptions.

Product Sales, net

Description of the Matter
As discussed in Note 1, when recognizing revenue, the Company makes an estimate of the net selling price (transaction price), which includes estimates of variable consideration. For the year ended December 31, 2022, the Company recorded net product sales of $267.7 million. Product sales are recorded net of adjustments for variable consideration including estimated government rebates, managed care rebates, chargebacks, costs of co-payment for assistance programs, and product returns at the time revenue is recorded. Limited historical data is available for use in developing such estimates which are periodically reviewed and adjusted as necessary.
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
February 27, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of BioCryst Pharmaceuticals, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited BioCryst Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BioCryst Pharmaceuticals Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BioCryst Pharmaceuticals, Inc. as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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
February 27, 2023

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures are effective.
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
In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective. Management believes our internal control over financial reporting will provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on page 106 of this report.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth under the captions “Items to be Voted upon — 1. Election of Directors,” “Executive Officers,” and “Corporate Governance” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “2022 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth under the caption “Corporate Governance” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Raleigh, NC, Auditor Firm ID: 42.
The information required by this item is set forth under the caption “Items to be Voted upon — 2. Ratification of Appointment of Independent Registered Public Accountants” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The following financial statements appear in Item 8 of this report:
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

10.4&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated April 3, 2017). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 30, 2017.

10.5&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated September 17, 2018). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 31, 2018.

10.6&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated April 12, 2019). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 4, 2019.

10.7&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated March 19, 2020). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2020.

10.8&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated April 1, 2021). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 26, 2021.

10.9&	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated as of April 18, 2022). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 7, 2022.

10.10&
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

10.12&	Standard Stock Option Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed March 2, 2015.

10.13&
Form of Notice of Grant of Non-Employee Director Stock Option and Stock Option Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s 10-Q filed August 5, 2022.

10.14&
Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan.  Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K filed March 2, 2015.

10.15&
Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2021.

10.16&
Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the BioCryst Pharmaceuticals, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed February 28, 2022.

10.17&
Form of Notice of Grant of Non-Employee Director Restricted Stock Unit Award and Restricted Stock Unit Agreement under BioCryst Pharmaceuticals, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 5, 2022.

10.18&	BioCryst Pharmaceuticals, Inc. Employee Stock Purchase Plan (as amended and restated April 1, 2021). Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 26, 2021.

10.19&
BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (effective as of April 24, 2019). Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (File No. 333-231108) filed April 29, 2019.

10.20&	BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated February 7, 2020). Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 11, 2020.

10.21&
BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated July 17, 2020). Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (File No. 333-245024) filed August 12, 2020.

10.22&
BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated July 23, 2021). Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (File No. 333-259919) filed September 30, 2021.

10.23&
BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan (as amended and restated August 31, 2022). Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (File No. 333-267193) filed August 31, 2022.

10.24&
Form of Notice of Grant of Stock Option and Standard Stock Option Agreement under the BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan. Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed March 1, 2021.

(10.25)&	Form of Notice of Grant of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the BioCryst Pharmaceuticals, Inc. Inducement Equity Incentive Plan.

10.26&	BioCryst Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, effective April 18, 2022. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 9, 2022.

10.27&	BioCryst Pharmaceuticals, Inc. Annual Incentive Plan (effective as of December 16, 2020). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 17, 2020.

10.28&	Executive Relocation Policy. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed March 4, 2008.

10.29&
Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Jon P. Stonehouse, dated February 14, 2007. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed March 14, 2007.

10.30&
Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan, dated August 4, 2021. Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed August 9, 2021.

10.31&
Amendment No. 1 to the Amended and Restated Letter Agreement between BioCryst Pharmaceuticals, Inc. and William P. Sheridan, dated September 15, 2022. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed November 4, 2022.

10.32&
Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Yarlagadda S. Babu, dated August 4, 2021. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed August 9, 2021.

10.33&
Amended and Restated Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Alane P. Barnes, dated August 4, 2021. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed August 9, 2021.

10.34&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Charles Gayer, dated January 14, 2020. Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed March 1, 2021.

10.35&
Amendment No. 1 to the Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Charles Gayer, dated September 24, 2021. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed November 4, 2021.

10.36&	Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Anthony Doyle, dated March 29, 2020. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 11, 2020.

10.37&
Amendment No. 1 to the Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Anthony Doyle, dated September 24, 2021. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed November 4, 2021.

10.38&
Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Dr. Helen M. Thackray, dated February 18, 2021. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2021.

10.39&
Amendment No. 1 to the Employment Letter Agreement between BioCryst Pharmaceuticals, Inc. and Dr. Helen M. Thackray, dated September 24, 2021. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed November 4, 2021.

10.40†
License, Development and Commercialization Agreement dated as of February 28, 2007, by and between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K filed March 1, 2021.

10.41†
First Amendment to License, Development and Commercialization Agreement, effective as of September 30, 2008, between the Company and Shionogi & Co., Ltd. Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed March 1, 2021.

10.42
Purchase and Sale Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and JPR Royalty Sub LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 6, 2011.

10.43
Pledge and Security Agreement, dated as of March 9, 2011 between BioCryst Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 6, 2011.

10.44
Registration Rights Agreement, dated March 15, 2017, by and between BioCryst Pharmaceuticals, Inc. 667, L.P., and Baker Brothers Life Sciences, L.P. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2017.

10.45
Amendment to the Registration Rights Agreement, dated January 21, 2018, by and among BioCryst Pharmaceuticals, Inc., 667, L.P. and Baker Brothers Life Sciences, L.P. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 22, 2018.

10.46†
Commercialization and License Agreement dated as of November 5, 2019 between BioCryst Pharmaceuticals, Inc. and Torii Pharmaceutical Co., Ltd. Incorporated by reference to Exhibit 10.83 to the Company's Form 10-K filed March 13, 2020.

10.47†*
Purchase and Sale Agreement, dated as of December 7, 2020, between BioCryst Pharmaceuticals, Inc. and RPI 2019 Intermediate Finance Trust. Incorporated by reference to Exhibit 10.91 to the Company’s Form 10-K filed March 1, 2021.

10.48†*
Amendment Number One to Credit Agreement, dated as of November 19, 2021, by and among BioCryst Pharmaceuticals, Inc., as borrower, the guarantors listed on the signature pages thereto, the lenders listed on the signature pages thereto, and Athyrium Opportunities III Co-Invest 1 LP, as administrative agent for the lenders. Incorporated by reference to Exhibit 10.101 to the Company’s Form 10-K filed on February 28, 2022.

10.49
Waiver to Credit Agreement, dated as of July 14, 2022, by and among BioCryst Pharmaceuticals, Inc., as borrower, the guarantors listed on the signature pages thereto, the lenders listed on the signature pages thereto, and Athyrium Opportunities III Co-Invest 1 LP, as administrative agent for the lenders. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 4, 2022.

10.50†
Amendment Number Two to Credit Agreement, dated as of August 3, 2022, by and among BioCryst Pharmaceuticals, Inc., as borrower, the guarantors listed on the signature pages thereto, the lenders listed on the signature pages thereto, and Athyrium Opportunities III Co-Invest 1 LP, as administrative agent for the lender. Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 4, 2022.

10.51†*
Purchase and Sale Agreement, dated as of November 19, 2021, between BioCryst Pharmaceuticals, Inc. and RPI 2019 Intermediate Finance Trust. Incorporated by reference to Exhibit 10.102 to the Company’s Form 10-K filed on February 28, 2022.

10.52†*
Purchase and Sale Agreement, dated as of November 19, 2021, between BioCryst Pharmaceuticals, Inc. and OCM IP Healthcare Holdings Limited. Incorporated by reference to Exhibit 10.103 to the Company’s Form 10-K filed on February 28, 2022.

10.53†*
Common Stock Purchase Agreement, dated as of November 19, 2021, between BioCryst Pharmaceuticals, Inc. and RPI Intermediate Finance Trust. Incorporated by reference to Exhibit 10.104 to the Company’s Form 10-K filed on February 28, 2022.

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

(101)
Financial statements from the Annual Report on Form 10-K of BioCryst Pharmaceuticals, Inc. for the fiscal year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

(104)	Cover Page Interactive Data File – The cover page from this annual report on Form 10-K for the fiscal year ended December 31, 2022 is formatted in Inline XBRL (contained in Exhibit 101).

†
Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

*	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
&	Management contracts.
( )	Filed herewith.
ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2023.

BIOCRYST PHARMACEUTICALS, INC.

By:	/s/ Jon P. Stonehouse
Jon P. Stonehouse
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2023:

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