Form 10-Q
period 2023-03-31
BIOCRYST PHARMACEUTICALS INC
filed 2023-05-08
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of April 28, 2023 was 188,934,787.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created in Section 21E. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. All statements other than statements of historical facts contained herein are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” the negative of these words or similar expressions. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements are principally contained in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report, as well as any amendments we make to those sections in filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements include, but are not limited to, statements about:
•the preclinical development, clinical development, commercialization, or post-marketing studies of our products and product candidates, including ORLADEYO® (berotralstat), BCX10013, peramivir, and early-stage discovery programs, and our plans regarding the same;
•the timing and success of our commercialization of ORLADEYO in the United States and elsewhere and expectations regarding the commercial market for ORLADEYO;
•the potential for government stockpiling orders of our products and product candidates, including the timing or likelihood of entering into any U.S. Government stockpile order and our ability to execute any such order;
•the closing out or expiration of our contracts with the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services (“BARDA/HHS”) and the National Institute of Allergy and Infectious Diseases within HHS (“NIAID/HHS”) for the development of galidesivir;
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
•our and our subsidiary guarantors’ ability to satisfy obligations under the Pharmakon Loan Agreement (as defined below) and to comply with the covenants as set forth in the agreements governing our debt obligations;
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
•The commercial viability of any approved product could be compromised if the product is less effective than expected, causes undesirable side effects that either were not previously identified or were worse than expected, or fails to achieve market acceptance by physicians, patients, third-party payors, health authorities, and others.

•There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain.
•We have expanded, and may continue expanding, our development and regulatory capabilities and are implementing sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties managing our growth, which could disrupt our operations.
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
•The Pharmakon Loan Agreement contains conditions and restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay our outstanding indebtedness under the Pharmakon Loan Agreement earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a material adverse effect on our business.
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
•A significant disruption in our or our third-party vendors’ information technology systems or a cybersecurity breach could adversely affect our business.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$155,136	$304,767
Restricted cash	1,463	1,472
Investments	243,022	119,543
Trade receivables	48,639	50,599
Inventory, net	27,466	27,533
Prepaid expenses and other current assets	15,157	12,586
Total current assets	490,883	516,500
Property and equipment, net	8,376	8,617
Long-term investments	3,432	18,077
Other assets	7,046	6,806
Total assets	$509,737	$550,000

Liabilities and Stockholders’ Deficit
Accounts payable	$6,254	$14,356
Accrued expenses	75,212	87,565
Deferred revenue	1,200	1,224
Lease financing obligation	2,491	2,369
Total current liabilities	85,157	105,514
Lease financing obligation	5,934	5,804
Royalty financing obligations	514,411	501,655
Secured term loan	232,522	231,624
Stockholders’ equity:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 188,883 as of March 31, 2023 and 187,906 as of December 31, 2022	1,889	1,879
Additional paid-in capital	1,177,192	1,158,118
Accumulated other comprehensive income	585	26
Accumulated deficit	(1,507,953)	(1,454,620)
Total stockholders’ deficit	(328,287)	(294,597)
Total liabilities and stockholders’ deficit	$509,737	$550,000
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data-Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$68,778	$49,923
Expenses:
Cost of product sales	931	236
Research and development	48,388	65,360
Selling, general and administrative	47,867	34,282
Royalty	7	2
Total operating expenses	97,193	99,880
Loss from operations	(28,415)	(49,957)
Interest and other income	3,378	54
Interest expense	(27,396)	(23,837)
Foreign currency losses, net	(229)	(177)
Loss before income taxes	(52,662)	(73,917)
Income tax expense	671	279
Net loss	$(53,333)	$(74,196)
Foreign currency translation adjustment	59	78
Unrealized gain (loss) on available for sale investments	500	(69)
Comprehensive loss	$(52,774)	$(74,187)

Basic and diluted net loss per common share	$(0.28)	$(0.40)
Weighted average shares outstanding	188,509	184,898

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(53,333)	$(74,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	405	317
Inventory obsolescence	236	—
Stock-based compensation expense	14,007	9,601
Non-cash interest expense on royalty financing obligations and secured term loan and amortization of debt issuance costs	20,216	19,003
Amortization of premium/discount on investments	(1,385)	30
Changes in operating assets and liabilities:
Receivables	2,019	(7,048)
Inventory	131	(354)
Prepaid expenses and other assets	(2,547)	(2,320)
Accounts payable and accrued expenses	(27,226)	(22,908)
Deferred revenue	(35)	75
Net cash used in operating activities	(47,512)	(77,800)

Cash flows from investing activities:
Acquisitions of property and equipment	(160)	(406)
Purchase of investments	(148,637)	(38,066)
Sales and maturities of investments	41,688	—
Net cash used in investing activities	(107,109)	(38,472)

Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	5,077	7,356
Net cash provided by financing activities	5,077	7,356
Effect of exchange rate on cash, cash equivalents, and restricted cash	(96)	40

Decrease in cash, cash equivalents and restricted cash	(149,640)	(108,876)
Cash, cash equivalents and restricted cash at beginning of period	306,239	507,734
Cash, cash equivalents and restricted cash at end of period	$156,599	$398,858
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2022	$1,879	$1,158,118	$26	$(1,454,620)	$(294,597)
Net loss	—	—	—	(53,333)	(53,333)
Other comprehensive income	—	—	559	—	559
Employee stock purchase plan sales, 176 shares, net	2	1,573	—	—	1,575
Exercise of stock options, 801 shares, net	8	3,494	—	—	3,502
Stock-based compensation expense	—	14,007	—	—	14,007
Balance at March 31, 2023	$1,889	$1,177,192	$585	$(1,507,953)	$(328,287)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2021	$1,843	$1,098,498	$177	$(1,207,504)	$(106,986)
Net loss	—	—	—	(74,196)	(74,196)
Other comprehensive income	—	—	9	—	9
Employee stock purchase plan sales, 115 shares, net	1	1,503	—	—	1,504
Exercise of stock options, 1,108 shares, net	12	5,841	—	—	5,853
Stock-based compensation expense	—	9,601	—	—	9,601
Balance at March 31, 2022	$1,856	$1,115,443	$186	$(1,281,700)	$(164,215)
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
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at March 31, 2023 will be sufficient to fund its operations for at least the next 12 months. The Company has sustained operating losses for the majority of its corporate history and expects that its 2023 expenses will exceed its 2023 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will largely be determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company regularly evaluates other opportunities to fund future operations, including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (2) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change its overhead structure; and/or (6) securing U.S. Government funding of its programs, including obtaining procurement contracts. The Company may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.
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

The Company has made certain presentation changes relative to its revenue, which management considers fundamental to understanding the Company’s current business and financial performance related to its primary product,

ORLADEYO, including expanded international sales of ORLADEYO, relative to the Company’s other sources of revenue. Accordingly, certain disaggregated revenue information has been provided in this Note 1 and “Note 2—Revenue” to these consolidated financial statements. These presentation changes have been applied to prior year revenue amounts for consistency and comparability.
These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2022 and the notes thereto included in the Company’s 2022 Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates in the Company’s consolidated financial statements have been made relative to the calculation of net product sales, the ORLADEYO and Factor D inhibitors royalty financing obligations, inventory reserves, certain accruals, primarily related to the Company’s research and development expenses, the valuation of stock options and the valuation allowance for deferred tax assets resulting from net operating losses. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Revenue Recognition
The Company recorded the following revenues for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Product sales, net	$68,166	$49,546
Collaborative and other revenues	612	377
Total revenues	$68,778	$49,923
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
At contract inception, the Company identifies the goods or services promised within each contract, assesses whether each promised good or service is distinct, and determines those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.
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

Net revenue from sales of ORLADEYO is recorded at net selling price (transaction price), which includes estimates of variable consideration for which reserves are established for (i) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (ii) estimated chargebacks, (iii) estimated costs of co-payment assistance programs and (iv) product returns. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable or as a current liability. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.
Government and Managed Care Rebates. The Company contracts with government agencies and managed care organizations or, collectively, third-party payors, so that ORLADEYO will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company’s contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payor mix, and (iv) product distribution information obtained from the Company’s specialty pharmacy.
Chargebacks. Chargebacks are discounts that occur when certain contracted customers, pharmacy benefit managers, insurance companies, and government programs purchase directly from the Company’s specialty pharmacy. These customers purchase the Company’s products under contracts negotiated between them and the Company’s specialty pharmacy. The specialty pharmacy, in turn, charges back to the Company the difference between the price the specialty pharmacy paid and the negotiated price paid by the contracted customers, which may be higher or lower than the specialty pharmacy’s purchase price from the Company. The Company estimates chargebacks and adjusts gross product revenues and accounts receivable based on the estimates at the time revenues are recognized.
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
Collaborative and Other Revenues
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
Reimbursements received for direct out-of-pocket expenses related to research and development costs are recorded as revenue in the Consolidated Statements of Comprehensive Loss rather than as a reduction in expenses. Under the Company’s contracts with the Biomedical Advanced Research and Development Authority within HHS (“BARDA/HHS”) and the National Institute of Allergy and Infectious Diseases (“NIAID/HHS”), revenue is recognized as reimbursable direct and indirect costs are incurred.
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
Restricted Cash
Restricted cash of $12 and $23 as of March 31, 2023 and December 31, 2022, respectively, reflects royalty revenue paid by Shionogi & Co., Ltd. (“Shionogi”) designated for interest on the PhaRMA Senior Secured 14.0% Notes due on December 1, 2020 (the “PhaRMA Notes”) issued by JPR Royalty Sub LLC, a wholly-owned subsidiary of the Company. Additionally, restricted cash of $1,451 and $1,449 as of March 31, 2023 and December 31, 2022, respectively, reflects collateral for a letter of credit the Company is required to maintain associated with the lease execution and build-out of its Birmingham research facilities.
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
The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At March 31, 2023, the Company believes that the cost of its investments is recoverable in all material respects.
Trade Receivables
The majority of the Company’s trade receivables arise from product sales and primarily represent amounts due from its specialty pharmacy customer in the United States and other third-party distributors, hospitals and pharmacies in the European Union, United Kingdom and elsewhere and have standard payment terms that generally require payment within 30 to 90 days.
Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from HHS, and royalty receivables from the Company’s partners, including Shionogi, Green Cross, and Torii.
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
Inventory
The Company’s inventories primarily relate to ORLADEYO. Additionally, the Company’s inventories include RAPIVAB and peramivir.
The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials, labor, manufacturing overhead and shipping and handling costs on a first-in, first-out (FIFO) basis. Raw materials and work-in-process include all inventory costs prior to packaging and labeling, including raw material, active product ingredient, and the drug product. Finished goods include packaged and labeled products.
The Company’s inventories are subject to expiration dating. The Company regularly evaluates the carrying value of its inventories and provides valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, the Company may experience spoilage of its raw materials and supplies. The Company’s determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize significant judgment. During the quarter ended March 31, 2023, the Company evaluated its inventory levels and associated expiration dating relative to the latest sales forecasts for ORLADEYO and RAPIVAB and estimated those inventories at risk of obsolescence. Accordingly, the Company recorded an increase to the inventory valuation reserve of $236 for a total reserve of $1,413 as of March 31, 2023.

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
Accrued Expenses
The Company enters into contractual agreements with third-party vendors who provide research and development, manufacturing, distribution, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing, and services are completed over an extended period of time. The Company records liabilities under these contractual commitments when it determines an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with applicable Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances, which can include assumptions such as expected patient enrollment, site activation and estimated project duration. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued expenses include (i) fees paid to clinical research organizations (“CROs”) in connection with preclinical and toxicology studies and clinical trials; (ii) fees paid to investigative sites in connection with clinical trials; (iii) fees paid to contract manufacturers in connection with the production of the Company’s raw materials, drug substance, drug products, and product candidates; and (iv) professional fees.
The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. If the Company does not identify costs that it has begun to incur or if it underestimates or overestimates the level of these costs, actual expenses could differ from such estimates. As of March 31, 2023 and December 31, 2022, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
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
Additionally, the Company has license agreements with third parties which require fees related to sublicense agreements or maintenance fees. The Company expenses sublicense payments as incurred unless they are related to revenues that have been deferred, in which case the expenses are deferred and recognized over the related revenue recognition period. The Company expenses maintenance payments as incurred.
Deferred collaboration expenses represent sublicense payments paid to the Company’s academic partners upon receipt of consideration from various commercial partners, and other consideration paid to the Company’s academic partners for modification to existing license agreements. These deferred expenses would not have been incurred without receipt of such payments or modifications from the Company’s commercial partners and are being expensed in proportion to the related revenue being recognized. The Company believes that this accounting treatment appropriately matches expenses with the associated revenue.
The Company groups its research and development expenses into two major categories: direct expenses and indirect expenses. Direct expenses consist of compensation for research and development personnel and costs of outside parties to conduct laboratory studies, develop manufacturing processes and manufacture the product candidate, conduct and manage clinical trials, as well as other costs related to the Company’s clinical and preclinical studies. Additionally, direct expenses consist of those costs necessary to discontinue and close out a development program, including termination fees and other commitments. These costs are accumulated and tracked by active program. Indirect expenses consist of lab supplies and services, facility expenses, depreciation of development equipment and other overhead of the Company’s research and development efforts. These costs apply to work on non-active product candidates and the Company’s discovery research efforts.
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
Advertising expenses related to ORLADEYO were $4,047 and $3,984 for the three months ended March 31, 2023, and 2022, respectively.
All patent related costs are expensed to selling, general and administrative expenses when incurred as recoverability of such expenditures is uncertain.
Leases
The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases as of March 31, 2023. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most operating leases.
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
Stock-Based Compensation
All share-based payments, including grants of stock option awards and restricted stock unit awards, are recognized in the Company’s Consolidated Statements of Comprehensive Loss based on their fair values. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Determining the appropriate fair value model and the related assumptions for the model requires judgment, including estimating the life of an award, the stock price volatility, and the expected term. The Company utilizes the Black-Scholes option-pricing model to value its stock option awards and recognize compensation expense on a straight-line basis over the vesting periods. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. In addition, the Company has outstanding performance-based stock options and restricted stock units for which no compensation expense is recognized until “performance” is deemed to have occurred. Significant management judgment is also required in determining estimates of future stock price volatility and forfeitures to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.
Interest Expense and Deferred Financing Costs
Interest expense for the three months ended March 31, 2023 and 2022, was $27,396 and $23,837, respectively, and primarily relates to the royalty financing obligations (Note 6) and the secured term loan borrowing from the Athyrium Credit Agreement (Note 7). Costs directly associated with the borrowings have been capitalized and are netted against the corresponding debt liabilities on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the corresponding borrowings using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $898 and $(167) for the three months ended March 31, 2023 and 2022, respectively. When utilizing the effective interest method, in periods in which PIK interest was designated and was added to the outstanding principal balance of the borrowing, the amortization of the deferred debt fees and issuance costs was accretive. The quarter ended December 31, 2022 was the last period eligible for the PIK Interest Payment designation under the Athyrium Credit Agreement.
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
The Company accounts for uncertain tax positions in accordance with U.S. GAAP. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance against substantially all potential tax assets, due to uncertainties in its ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which the Company operates and the period over which its deferred tax assets will be recoverable.
Beginning in fiscal year 2021, the Company began accruing for U.S. state taxes and foreign income taxes as a result of increased nexus in both U.S. state and foreign jurisdictions where historically the Company had no presence.
In addition, starting in 2022, amendments to Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”), no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil.
Net Loss Per Share
Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s equity compensation plans were anti-dilutive. The calculation of diluted earnings per share does not include 21,641 and 28,699 shares of potential common stock for the three months ended March 31, 2023 and 2022, respectively.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive income and recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. There were no realized gains or losses reclassified out of accumulated other comprehensive income for the three months ended March 31, 2023 and 2022.
Significant Customers and Other Risks
Significant Customers
The Company’s primary sources of revenue and cash flow are the sales of ORLADEYO in the United States and other global markets and, for 2022, sales of RAPIVAB (peramivir injection) under the Company’s procurement contract with the Assistant Secretary for Preparedness and Response within HHS.
ORLADEYO is distributed through an arrangement with a single specialty pharmacy in the United States, which represents the substantial majority of the ORLADEYO net product sales. The specialty pharmacy subsequently sells ORLADEYO to its customers (pharmacy benefit managers, insurance companies, government programs and group purchasing organizations) and dispenses product to patients. The specialty pharmacy’s inability or unwillingness to continue these distribution activities could adversely impact the Company’s business, results of operations and financial condition.
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
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended March 31, 2023, as compared to the recent accounting pronouncements described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that the Company believes are of significance or potential significance to the Company.
Note 2 — Revenue
The Company recorded the following revenues (in thousands):

	Three Months Ended March 31,
	2023	2022
ORLADEYO:
U.S.	$60,849	$43,935
Outside of U.S.	7,565	5,769
Total ORLADEYO	68,414	49,704
Other revenues	364	219
Total revenues	$68,778	$49,923
ORLADEYO revenues represent total revenues from product sales, collaborative revenues and royalties. Other revenues primarily relate to the Company’s galidesivir development contracts with BARDA/HHS and NIAID/HHS and product sales and royalties for peramivir injection (RAPIVAB/RAPIACTA/PERAMIFLU).

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

	March 31, 2023
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$242,246	$160	$69	$(585)	$241,890
Corporate debt securities	3,362	13	—	(21)	3,354
Certificates of deposit	1,224	7	—	(21)	1,210
Total investments	$246,832	$180	$69	$(627)	$246,454

	December 31, 2022
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$129,940	$427	$—	$(996)	$129,371
Corporate debt securities	6,093	37	—	(38)	6,092
Certificates of deposit	2,163	23	—	(29)	2,157
Total investments	$138,196	$487	$—	$(1,063)	$137,620
The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Maturing in one year or less	$243,022	$119,543
Maturing after one year through two years	3,432	18,077
Total investments	$246,454	$137,620

Note 4 — Trade Receivables
Product Sales
Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO and RAPIVAB. At March 31, 2023 and December 31, 2022, receivables related to sales of ORLADEYO were $47,403 and $41,508, respectively. At March 31, 2023 and December 31, 2022, receivables related to sales of RAPIVAB were $145 and $823, respectively. No reserve or allowance amounts were recorded as of March 31, 2023 and December 31, 2022.
Collaborations
Receivables from collaborations were as follows (in thousands):

	March 31, 2023
	Billed	Unbilled	Total
U.S. Department of Health and Human Services, net	$286	$284	$570
Royalty receivables from partners	521	—	521
Total receivables	$807	$284	$1,091

	December 31, 2022
	Billed	Unbilled	Total
U.S. Department of Health and Human Services, net	$7,218	$284	$7,502
Royalty receivables from partners	741	—	741
Other collaborations	—	25	25
Total receivables	$7,959	$309	$8,268
As of both March 31, 2023 and December 31, 2022, the Company maintained a reserve of $437 related to royalties associated with Green Cross.
Note 5 — Inventory
At March 31, 2023 and December 31, 2022, the Company’s inventory primarily related to ORLADEYO. Additionally, inventory included RAPIVAB and peramivir, which is manufactured for the Company’s partners.
The Company’s inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$8,869	$8,906
Work-in-process	15,613	14,990
Finished goods	4,397	4,814
Total inventory	$28,879	$28,710
Reserves	(1,413)	(1,177)
Total inventory, net	$27,466	$27,533
Note 6 — Royalty Monetizations
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
Under the Royalty Purchase Agreements, the Company has agreed to specified affirmative and negative covenants, including covenants regarding periodic reporting of information by the Company to RPI and OMERS, third-party audits of royalties paid under the Royalty Purchase Agreements, and restrictions on the ability of the Company or any of its subsidiaries to incur indebtedness other than certain royalty sales and as was permitted to be incurred under the terms of the Athyrium Credit Agreement (as defined in Note 7 herein) through its payoff and termination on April 17, 2023 or, subsequent to that date, the Company’s Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders, as applicable. Refer to Note 7 and Note 12, respectively, for further details on the Athyrium Credit Agreement and the Pharmakon Loan Agreement. The restrictions under the Royalty Purchase Agreements on the ability of the

Company or any of its subsidiaries to incur indebtedness are eliminated after the achievement of certain specified milestones in the Royalty Purchase Agreements.
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
During the three months ended March 31, 2023, there was no significant impact on the amount and timing of expected royalties to be made under the RPI Royalty Purchase Agreements based on the Company’s latest forecasts related to its R&D programs and ORLADEYO sales.
The following table shows the activity within the Royalty financing obligations account (in thousands) as well as the effective interest rate as of March 31, 2023:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2022	$164,981	$173,651	$163,023	$501,655
Deferred financing costs	—	—	—	—
Non-cash Interest expense on Royalty financing obligations	9,309	5,680	4,329	19,318
Royalty revenues paid and payable	(6,038)	(524)	—	(6,562)
Balance as of March 31, 2023	$168,252	$178,807	$167,352	$514,411

Effective interest rate	22.4%	13.1%	10.6%
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
Note 7 — Debt
Credit Agreement
On December 7, 2020, the Company entered into a $200,000 Credit Agreement (the “Athyrium Credit Agreement”) with Athyrium Opportunities III Co-Invest 1 LP (“Athyrium”), as lender and as administrative agent for the lenders. Certain of the Company’s direct and indirect subsidiaries were guarantors to the Athyrium Credit Agreement. The Athyrium Credit Agreement provided for an initial term loan in the principal amount of $125,000 (the “Term A Loan”), which was received by the Company on December 7, 2020 and is recorded in “Secured term loan” on the Company’s balance sheet as of March 31, 2023. The Company used a portion of the proceeds from the Term A Loan to repay $43,298 of outstanding indebtedness, including accrued interest, under its prior credit facility with MidCap Financial Trust.

The Athyrium Credit Agreement also provided for two additional term loans, at the Company’s option, in the respective principal amounts of $25,000 (the “Term B Loan”) and $50,000 (the “Term C Loan” and, collectively with the Term A Loan and the Term B Loan, the “Athyrium Term Loans”). Having achieved all required revenue-based milestones, the Company exercised its option to draw upon the additional funding available under the Athyrium Credit Agreement, borrowing the principal amounts of $25,000 under the Term B Loan and $50,000 under the Term C Loan. Both the Term B Loan and the Term C Loan were funded on July 29, 2022 in the aggregate principal amount of $75,000. The Term B Loan and the Term C Loan were subject to all the provisions under the Athyrium Credit Agreement.
On November 19, 2021, the Company entered into an amendment to the Athyrium Credit Agreement to, among other things, (i) permit the Company to enter into the 2021 RPI Royalty Purchase Agreement, the OMERS Royalty Purchase Agreement, and the other definitive documentation related thereto and to perform its obligations thereunder; (ii) require the Company to pay to Athyrium, for the account of the lenders, a make-whole premium plus certain fees set forth in the Athyrium Credit Agreement in the event that the Company prepaid or repaid, or was required to prepay or repay, voluntarily or pursuant to mandatory prepayment obligations under the Athyrium Credit Agreement (e.g., with the proceeds of certain asset sales, certain ORLADEYO out-licensing or royalty monetization transactions (excluding the Royalty Sales), extraordinary receipts, debt issuances, or upon a change of control of the Company and specified other events, subject to certain exceptions), all of the then-outstanding Athyrium Term Loans, in each case, subject to certain exceptions set forth in the Athyrium Credit Agreement.
The Athyrium Credit Agreement provided for quarterly interest-only payments until the maturity date, with the unpaid principal amount of the outstanding Athyrium Term Loans due and payable on the maturity date. For each of the first eight full fiscal quarters following December 7, 2020, the Company had the option to make the applicable interest payment in-kind (a “PIK Interest Payment”) by capitalizing the entire amount of interest accrued during the applicable interest period with the unpaid original principal amount outstanding on the last day of such period. The Athyrium Term Loans accrued interest at a rate equal to the three-month LIBOR rate, which was no less than 1.75% and no more than 3.50% (“LIBOR”), plus 8.25%, or for each interest period in which a PIK Interest Payment was made, LIBOR plus 10.25%. The quarter ended December 31, 2022 was the last period eligible for the PIK Interest Payment designation.
The Athyrium Term Loans accrued interest at an effective interest rate of 11.88% for the three months ended March 31, 2023 compared to 12.17% for the three months ended March 31, 2022.
The three-month LIBOR was 4.73% as of December 28, 2022, the LIBOR measurement date for the three-month interest period beginning January 1, 2023. As the LIBOR rate exceeded the LIBOR cap of 3.50%, the 3.50% cap plus 8.25%, or 11.75%, was used to record interest expense for the three-month interest period ended March 31, 2023.
Subject to certain exceptions, the Athyrium Credit Agreement would have required the Company to make mandatory prepayments of the Athyrium Term Loans with the proceeds of certain asset sales, certain ORLADEYO out-licensing or royalty monetization transactions (excluding the Royalty Sales), extraordinary receipts, debt issuances, or upon a change of control of the Company and specified other events. The Company could have made voluntary prepayments in whole or in part. Prepayments were subject to a premium equal to, (i) with respect to any voluntary prepayment and certain mandatory prepayments paid on or prior to the second anniversary of the applicable Term Loan borrowing date, the amount, if any, by which (a) the sum of (1) 102.00% of the principal amount of the Term Loan being prepaid plus (2) the present value of all interest that would have accrued on the principal amount of the Term Loan being prepaid through and including the second anniversary of the date of the borrowing of such Term Loan, plus 0.50%, exceeds (b) the principal amount of the Term Loan being prepaid; (ii) with respect to any prepayment made between the second and third anniversaries of the applicable Term Loan borrowing date, 2.00% of the principal amount of the Term Loan being prepaid; (iii) with respect to any prepayment made between the third and fourth anniversaries of the applicable Term Loan borrowing date, 1.00% of the principal amount of the Term Loan being prepaid; and (iv) with respect to any prepayment made after the fourth anniversary of the applicable Term Loan borrowing date, 0.00% of the principal amount of the Term Loan being prepaid. Upon the prepayment or repayment, including at maturity, of all or any of the Athyrium Term Loans, the Company was obligated to pay an exit fee in an amount equal to 2.00% of the principal amount of the Athyrium Term Loans prepaid or repaid. In addition, each Term Loan was subject to a 1.00% commitment fee at its respective borrowing date.
The Athyrium Credit Agreement also contained representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. Certain of the customary negative covenants limited the ability of the Company and certain of its subsidiaries to, among other things, grant liens, make investments, incur additional indebtedness, engage in mergers, acquisitions, and similar transactions, dispose of assets, license certain property, distribute dividends, make certain restricted payments, change the nature of the Company’s business, engage in transactions with affiliates and insiders, prepay other indebtedness, or engage in sale and leaseback transactions, subject to certain exceptions. Additionally, as of the last day of each fiscal quarter (a “Test Date”), beginning with the first Test Date occurring immediately after the Term C Loan was drawn, the Company could not permit consolidated net revenues from ORLADEYO sales in the United States for the four-fiscal quarter period ending on such Test Date to be less than the specified amounts set forth in the Athyrium Credit Agreement (collectively, the “Revenue Tests”). If the Company failed to satisfy the Revenue Tests as of any Test Date, it would have had a one-time right (the “Cure Right”) to repay in full the entire amount of the Term C Loan outstanding at such time together with all accrued and unpaid interest thereon plus the prepayment premium, exit fee, and any other fees or amounts payable under the Athyrium Credit Agreement at such time. In addition, the Athyrium Credit Agreement contained a minimum liquidity covenant requiring the Company to maintain at all times, as applicable, at least $15,000 of unrestricted cash and cash equivalents if only the Term A Loan had been drawn; at least $20,000 of unrestricted cash and cash equivalents if the Term B Loan had been drawn but the Term C Loan had not been drawn; and at least $15,000 (or, if the Cure Right has been exercised, $20,000) of unrestricted cash and cash equivalents if the Term C Loan had been drawn, subject to certain exceptions.
A failure to comply with the covenants in the Athyrium Credit Agreement could have permitted the lenders under the Athyrium Credit Agreement to declare the outstanding principal as well as accrued interest and fees, to be immediately due and payable.
The Company’s obligations under the Athyrium Credit Agreement were secured by a security interest in, subject to certain exceptions, substantially all of the Company’s assets.
As of March 31, 2023, the Company had total borrowings of $200,000 under the Athyrium Credit Agreement. Quarterly interest payments under the Athyrium Credit Agreement for the three months ended March 31, 2023 and 2022 totaled $7,142 and $4,321, respectively. From Term Loan inception through December 31, 2022, the quarterly interest payments were designated and accounted for as PIK Interest Payments and added to the outstanding principal balance of the borrowing. The quarter ended December 31, 2022 was the last period eligible for the PIK Interest Payment designation. As of March 31, 2023, borrowings, including the PIK Interest Payments, totaled $240,452. The principal balance of the borrowings, including PIK amounts, accrued interest at an effective rate of 11.88% for the three months ended March 31, 2023. The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.
As of March 31, 2023, deferred debt fees and issuance costs associated with all Athyrium Term Loans under the Athyrium Credit Agreement totaled $11,930 and are being amortized as interest expense on an effective interest rate method over the remaining term of the Athyrium Term Loans. Deferred financing amortization of $898 and $(167), was recognized for the three months ended March 31, 2023 and 2022, respectively. When utilizing the effective interest method, in periods in which PIK interest was designated and added to the outstanding principal balance of the borrowing, the amortization of the deferred debt fees and issuance costs was accretive.
On April 17, 2023, the Company entered into the Pharmakon Loan Agreement and used the proceeds of an initial loan thereunder to, among other things, to repay the outstanding indebtedness under the Athyrium Credit Agreement. See “Note 12—Subsequent Events” for additional information about the Pharmakon Loan Agreement.
Note 8 — Lease Obligations
The Company leases certain assets under operating leases, which primarily consisted of real estate leases, laboratory equipment leases and office equipment leases as of March 31, 2023. Renewal options for the Company's leases range from 1 to 5 years in length and begin from 2024 through 2027.
Aggregate lease expense under operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Aggregate lease expense	$727	$594

Other supplemental information related to leases was as follows:

	As of March 31, 2023	As of December 31, 2022
Weighted average remaining lease term	7.8 years	8.1 years
Weighted average discount rate	10.8%	11.0%
All of the Company’s leases qualify as operating leases. The following table summarizes the presentation in the Consolidated Balance Sheets of the Company’s operating leases:

	Balance Sheet Location	As of March 31, 2023	As of December 31, 2022
Assets:
Operating lease assets, net	Other Assets	$7,046	$6,806
Liabilities:
Current operating lease liabilities	Lease financing obligation – current liabilities	$2,491	$2,369
Non-current operating lease liabilities	Lease financing obligation – long-term liabilities	5,934	5,804
Total operating lease liabilities		$8,425	$8,173
Operating lease assets are recorded net of accumulated amortization of $4,878 and $4,349 as of March 31, 2023 and December 31, 2022, respectively.
Cash paid for amounts included in the measurement of lease liabilities was $705 and $574 for the three months ended March 31, 2023, and 2022, respectively.
Maturities of operating lease liabilities as of March 31, 2023, are as follows (in thousands):

2023 (remaining)	$2,137
2024	2,175
2025	1,711
2026	824
2027	613
Thereafter	6,161
Total lease payments	13,621
Less imputed interest	(5,196)
Total	$8,425
Note 9 — Stockholders’ Equity
Sales of Common Stock
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

Note 10 — Stock-Based Compensation
As of March 31, 2023, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 24, 2023, subject to stockholder approval at the Company’s annual meeting of stockholders to be held on June 13, 2023. The Inducement Plan was most recently amended and restated by the Company’s Board of Directors on August 26, 2022. The ESPP was most recently amended and restated on April 1, 2021 and approved by the Company’s stockholders on May 25, 2021.
The Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2023	2022
Incentive Plan	$11,061	$8,078
Inducement Plan	2,475	1,225
ESPP	471	298
Stock-based compensation expense	$14,007	$9,601
There was approximately $139,166 of total unrecognized compensation expense related to non-vested stock option and restricted stock unit awards granted by the Company as of March 31, 2023. As of March 31, 2023, the Company expected to recognize that expense as follows: $38,098 during the remainder of 2023, $46,800 in 2024, $35,358 in 2025, $18,689 in 2026 and $221 in 2027. In addition, the Company has outstanding performance-based stock options and restricted stock unit awards for which no compensation expense is recognized until “performance” has occurred and the award vests.
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
In December 2014, the Company issued 1,250 performance-based stock options. These awards vest upon successful completion of specific development milestones. As of March 31, 2023, 85% of these grants have vested.
In January 2022, the Company issued 221 performance-based restricted stock unit awards. 21 of the awards met the performance objectives in 2022 and became eligible for vesting at 50% on the first anniversary of the grant date and 25% on each of the second and third anniversaries of the grant date, until fully vested after three years. The remaining awards were cancelled.
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

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2022	4,206	31,179	$8.56
Restricted stock unit awards granted	(146)	—	—
Restricted stock unit awards cancelled	313	—	—
Stock option awards granted	(215)	215	10.55
Stock option awards exercised	—	(529)	5.52
Stock option awards cancelled	437	(437)	10.32
Balance March 31, 2023	4,595	30,428	$8.60
For stock option awards granted under the Incentive Plan during the first three months of 2023 and 2022, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table following the next subsection. The weighted average grant date fair value of these awards granted during the first three months of 2023 and 2022 was $7.47 and $11.48, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. For restricted stock unit awards granted under the Incentive Plan, the fair value of the awards was determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first three months of 2023 and 2022 was $10.32 and $15.49, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
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
Related activity under the Inducement Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2022	947	5,341	$8.80
Restricted stock unit awards granted	(193)	—	—
Restricted stock unit awards cancelled	21	—	—
Stock option awards granted	(522)	522	9.66
Stock option awards exercised	—	(173)	3.36
Stock option awards cancelled	260	(260)	8.62
Balance March 31, 2023	513	5,430	$9.06
For stock option awards granted under the Inducement Plan during the first three months of 2023 and 2022, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during the first three months of 2023 and 2022 was $6.85 and $11.14, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. For restricted stock unit awards granted under the Inducement Plan, the fair value of the awards was determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first three months of 2023 and 2022 was

$9.64 and $16.27, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under all plans during the first three months of 2023 and 2022, respectively. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly-traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted to Employees and Directors under the Incentive and Inducement Plans

	2023	2022
Expected Life in Years	5.5	5.5
Expected Volatility	84.2%	84.1%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	3.7%	1.9%
Employee Stock Purchase Plan
The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 5,617 shares remain available for purchase as of March 31, 2023. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than three thousand shares may be purchased by any one employee at the six-month purchase dates, and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. During the three months ended March 31, 2023, and 2022, the Company issued 176 and 115 shares under the ESPP, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.
Note 11 — Collaborative and Other Relationships
ORLADEYO
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
Peramivir Injection (RAPIVAB, RAPIACTA, PERAMIFLU)
Shionogi & Co., Ltd.
In February 2007, the Company entered into an exclusive license agreement with Shionogi to develop and commercialize peramivir in Japan for the treatment of seasonal and potentially life-threatening human influenza. Under the terms of the agreement, Shionogi obtained rights to injectable formulations of peramivir in Japan. The Company developed peramivir under a license from the University of Alabama at Birmingham (“UAB”) and will owe sublicense payments to UAB on any future milestone payments and/or royalties received by the Company from Shionogi. In October 2008, the Company and Shionogi amended the license agreement to expand the territory covered by the agreement to include Taiwan. Shionogi has commercially launched peramivir under the commercial name RAPIACTA in Japan and Taiwan.
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
Government Collaborations
The Company has previously entered into contracts with the U.S. Government, including the procurement contract with HHS for up to 50,000 doses of RAPIVAB over a five-year period to supply the Strategic National Stockpile for use in a public health emergency and contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir. As of March 31, 2023, the Company has delivered a total of 49,980 RAPIVAB doses of the 50,000 RAPIVAB doses available under the procurement contract, effectively completing the contract with HHS, and all of the Company’s government funding for galidesivir has expired.
Note 12 — Subsequent Events
On April 17, 2023, the Company secured $450,000 in committed financing from funds managed by Pharmakon Advisors, LP. The Company elected to draw $300,000 of the $450,000 available under the Pharmakon Loan Agreement on the closing date of the Pharmakon Loan Agreement. The remaining $150,000 of committed capital may be drawn at the Company’s option, subject to certain borrowing conditions, if requested on or prior to September 30, 2024.
Net proceeds to the Company at closing were approximately $26,000 following the repayment of the Athyrium Credit Agreement and payment of fees and expenses associated with the transaction.
The new five-year Pharmakon Loan Agreement bears interest at the 3-month Secured Overnight Financing Rate (“SOFR”) + 7.00% (subject to a 1.75% floor). The Company has the option to pay up to 50% of the interest on the loans advanced on the closing date in-kind for the first eighteen months of the term (subject to an increase in margin from 7.00% to 7.25%), allowing the Company to defer a portion of cash interest payments until after this period. The Pharmakon Loan Agreement contains no scheduled amortization payments, with all outstanding principal due at the maturity date in 2028. There are no financial covenants associated with the financing.

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
Revenue from sales of ORLADEYO for the three months ended March 31, 2023 is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the conversion of patients from our clinical trials and early access programs to commercial customers, our pricing strategy, and market trends. We are continuing to monitor and analyze this data as we continue to commercialize ORLADEYO. In addition, primarily because of typical first quarter requirements from payors for prescription reauthorization of specialty products, like ORLADEYO, that can temporarily move patients from paid drug to free product, copayment assistance and Medicare D cost sharing dynamics, ORLADEYO net revenue in the first quarter of 2023 was slightly less than the fourth quarter of 2022.
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
ORLADEYO® (berotralstat)
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
On February 21, 2023, we announced that the Canadian Agency for Drugs and Technologies in Health Canadian Drug Expert Committee recently issued a final draft positive recommendation for ORLADEYO to be reimbursed for the routine prevention of HAE attacks in adults and pediatric patients 12 years of age and older.

On February 24, 2023, we announced that new data from the APeX-S and APeX-2 clinical trials, which evaluated ORLADEYO for the prophylactic treatment of HAE, demonstrated sustained reductions in attack rates and improvement in quality of life among patients living with HAE, highlighting its profile as a well-tolerated, effective and convenient prophylactic HAE therapeutic option. We also announced additional analyses from new real-world data that further demonstrate a meaningful reduction in attack rates experienced by patients on ORLADEYO, in addition to findings from a survey that underscore a significant disease and treatment burden among pediatric HAE patients, as reported by their caregivers.
On April 27, 2023, we announced that new data from the APeX-S clinical trial, which evaluated ORLADEYO for the prophylactic treatment of HAE, showed sustained reduction in disease burden for patients across multiple subgroups through 96 weeks of treatment.
Complement-Mediated Diseases
BCX10013
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

Refinancing Transaction

On April 17, 2023, we entered into a $450 million Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders. Certain of our wholly-owned subsidiaries are guarantors to the Pharmakon Loan Agreement. The Pharmakon Loan Agreement provides for an initial term loan in the principal amount of $300 million (the “Tranche A Loan”) which was funded on April 17, 2023 (the “Tranche A Closing Date”). We utilized the proceeds from the Tranche A Loan to repay the approximate $241.8 million of outstanding indebtedness under our then-existing credit facility with Athyrium Opportunities III Co-Invest 1 LP (the “Athyrium Credit Agreement”) and to pay transaction costs and fees, and we intend to use the remaining net proceeds of approximately $26 million for other general corporate purposes. The Pharmakon Loan Agreement also provides for three additional term loan tranches in principal amounts of $50 million each, which we may request, at our option, on or prior to September 30, 2024. The maturity date of the Pharmakon Loan Agreement is April 17, 2028, the fifth anniversary of the Tranche A Closing Date. See “Note 12—Subsequent Events” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for additional information about our obligations under the Pharmakon Loan Agreement.
Results of Operations (three months ended March 31, 2023 compared to the three months ended March 31, 2022)
For the three months ended March 31, 2023, total revenues were $68.8 million as compared to $49.9 million for the three months ended March 31, 2022. The increase was primarily due to ORLADEYO net revenue, including royalties, of $68.4 million, an increase of $18.7 million.
Cost of product sales for the three months ended March 31, 2023 and 2022 was $0.9 million and $0.2 million, respectively. The increase in cost of product sales was due to an increase in ORLADEYO sales as compared to the prior year period as well as the utilization of validation materials and product in the prior year period, the cost of which was expensed prior to product launch. Additionally, for the three months ended March 31, 2023, an inventory valuation reserve of $0.2 million was recorded for inventory, primarily ORLADEYO, that was at risk of expiration prior to usage.
Research and development (“R&D”) expenses decreased to $48.4 million for the three months ended March 31, 2023 from $65.4 million for the three months ended March 31, 2022, primarily due to reduced R&D investment following the discontinuation of the BCX9930 and BCX9250 programs announced in December and November 2022, respectively.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on total R&D expenses.

	Three Months Ended March 31,
	2023	2022
R&D expenses by program:
Factor D program	$26,185	$47,907
Berotralstat	9,501	8,217
FOP	704	2,875
Peramivir	407	408
Galidesivir	161	586
Other research, preclinical and development costs	11,430	5,367
Total R&D expenses	$48,388	$65,360
Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2023 were $47.9 million compared to $34.3 million in the three months ended March 31, 2022. The increase was primarily due to increased investment to expand and enhance the U.S. commercial team and expanded international operations.
Interest expense for the three months ended March 31, 2023 was $27.4 million compared to $23.8 million for the three months ended March 31, 2022. The increase in interest expense was primarily associated with the additional aggregate borrowing of $75.0 million of the Term B Loan and the Term C Loan under the Athyrium Credit Agreement, which were funded on July 29, 2022.
Interest expense for the three months ended March 31, 2023 included $19.3 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $8.0 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Athyrium Credit Agreement. Interest expense for the three months ended March 31, 2022 included $19.6 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations under the 2020 RPI Royalty Purchase Agreement (as defined in Note 6—Royalty Monetizations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report) and $4.2 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Athyrium Credit Agreement.
For the three months ended March 31, 2023, other income, net of $3.1 million was comprised primarily of interest income of $3.4 million and net foreign currency losses of $0.2 million. Other expense for the three months ended March 31, 2022 was primarily related to net foreign currency losses of $0.2 million.
Liquidity and Capital Resources
Our operations have principally been funded through public offerings and private placements of equity securities; our credit facilities; revenues from ORLADEYO; royalty monetization transactions; and cash from collaborative and other research and development agreements, including U.S. Government contracts. In addition to the above, we have previously received funding from other sources, including other collaborative and other research and development agreements, government grants, equipment lease financing, facility leases, research grants, and interest income on our investments.
In 2020 and 2021, we entered into the Royalty Purchase Agreements (as defined in “Note 6—Royalty Monetizations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report) with RPI 2019 Intermediate Finance Trust (“RPI”) and OCM IP Healthcare Holdings Limited, an affiliate of OMERS Capital Markets (“OMERS”). Under the Royalty Purchase Agreements, RPI and OMERS are entitled to receive tiered, sales-based royalties on net product sales of ORLADEYO in the United States and certain key European markets (collectively, the “Key Territories”), and other markets where we sell ORLADEYO directly or through distributors. In addition, RPI and OMERS are entitled to receive a tiered revenue share on amounts generally received by us on account of ORLADEYO sublicense revenue or net sales by licensees outside of the Key Territories. We will be required to make payments to OMERS commencing with the calendar quarter beginning October 1, 2023. See “Note 6—Royalty Monetizations—ORLADEYO and Factor D Inhibitors” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for additional information about these financing transactions.

As of March 31, 2023, we had net working capital of $405.7 million, a decrease of approximately $5.3 million from $411.0 million at December 31, 2022. The decrease in working capital was primarily due to normal operating expenses associated with the development of our product candidates and commercialization of ORLADEYO. Our principal sources of liquidity at March 31, 2023 were approximately $155.1 million in cash and cash equivalents and approximately $243.0 million in investments considered available-for-sale.
On April 17, 2023, we entered into the Pharmakon Loan Agreement. The Pharmakon Loan Agreement provides for an initial $300 million Tranche A Loan, which was funded on April 17, 2023. We utilized the proceeds from the Tranche A Loan to repay the approximate $241.8 million of outstanding indebtedness under the Athyrium Credit Agreement and to pay transaction costs and fees, and we intend to use the remaining net proceeds of approximately $26 million for other general corporate purposes. The Pharmakon Loan Agreement also provides for three additional term loan tranches in principal amounts of $50 million each, which we may request, at our option, on or prior to September 30, 2024. The maturity date of the Pharmakon Loan Agreement is April 17, 2028. See “Note 12—Subsequent Events” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for additional information about our obligations under the Pharmakon Loan Agreement.
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
Based on our expectations for revenue and operating expenses, we believe our financial resources will be sufficient to fund our operations for at least the next 12 months. However, we have sustained operating losses for the majority of our corporate history and expect that our 2023 expenses will exceed our 2023 revenues. We expect to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. Our liquidity needs will largely be determined by the success of operations in regard to the successful commercialization of our products and the future progression of our product candidates. We regularly evaluate other opportunities to fund future operations, including: (1) out-licensing rights to certain of our products or product candidates, pursuant to which we would receive cash milestone payments; (2) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change our overhead structure; and/or

(6) securing U.S. Government funding of our programs, including obtaining procurement contracts. We may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities, and units, through private placement transactions or registered public offerings. Our future liquidity needs, and our ability to address those needs, will largely be determined by the success of our products and product candidates; the timing, scope, and magnitude of our research and development and commercial expenses; and key developments and regulatory events and our decisions in the future.
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
•our ability to establish additional collaborative relationships with academic institutions, biotechnology or pharmaceutical companies, governmental agencies, distributors or other third parties;
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
We may in the future be required to raise additional capital to complete the development and commercialization of our products and product candidates, and we may seek to raise capital in the future, including to take advantage of favorable opportunities in the capital markets. Additional funding may not be available when needed or in the form or on terms acceptable to us. Our future working capital requirements, including the need for additional working capital, will largely be determined by the advancement of our portfolio of product candidates and the commercialization of ORLADEYO. More specifically, our working capital requirements will be dependent on the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; obtaining funding from collaborative partners; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the efficiency of manufacturing processes developed on our behalf by third parties; the timing, scope and magnitude of commercial spending; and the level of required administrative support for our daily operations. See “Risk Factors—Risks Relating to Our Business—Financial and Liquidity Risks” and “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—If we fail to obtain additional financing or acceptable partnership arrangements as and when needed, we may be unable to complete the development and commercialization of our products and product candidates or continue operations” in Part II, Item 1A of this report for further discussion of the risks related to obtaining additional capital.
The restrictive covenants contained in the Pharmakon Loan Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lenders’ permission or without repaying all obligations outstanding under the Pharmakon Loan Agreement. These covenants limit our ability to, among other things, dispose of assets; engage in mergers, acquisitions, and similar transactions; incur additional indebtedness; grant liens; make investments; pay dividends or make distributions or certain other restricted payments in respect of equity;

prepay other indebtedness; enter into restrictive agreements; undertake fundamental changes; or amend certain material contracts. A breach of any of these covenants could result in an event of default under the Pharmakon Loan Agreement. As of March 31, 2023, we were in compliance with the covenants to which we were then subject under the Athyrium Credit Agreement.
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
Net revenue from sales of ORLADEYO is recorded at net selling price (transaction price), which includes estimates of variable consideration for which reserves are established for (i) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (ii) estimated chargebacks, (iii) estimated costs of co-payment assistance programs and (iv) product returns. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable or as a current liability. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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
Chargebacks. Chargebacks are discounts that occur when certain contracted customers, pharmacy benefit managers, insurance companies, and government programs purchase directly from our specialty pharmacy. These customers purchase our products under contracts negotiated between them and our specialty pharmacy. The specialty pharmacy, in turn, charges back to us the difference between the price the specialty pharmacy paid and the negotiated price paid by the contracted customers, which may be higher or lower than the specialty pharmacy’s purchase price from us. We estimate chargebacks and adjust gross product revenues and accounts receivable based on the estimates at the time revenues are recognized.
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
Collaborative and Other Revenues
We have collaboration and license agreements with a number of third parties, as well as research and development agreements with certain government entities. Our primary sources of revenue from these collaborative and other research and development arrangements are license, service and royalty revenues.
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
We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of our inventories, which includes amounts related to materials, labor, manufacturing overhead and shipping and handling costs on a first-in, first-out (FIFO) basis. Raw materials and work-in-process include all inventory costs prior to packaging and labeling, including raw material, active product ingredient, and the drug product. Finished goods include packaged and labeled products.
Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. During the quarter ended March 31, 2023, we evaluated our inventory levels and associated expiration dating relative to the latest sales forecasts for ORLADEYO and RAPIVAB and estimated those inventories at risk of obsolescence. Accordingly, we recorded an increase to the inventory valuation reserve of $0.2 million for a total reserve of $1.4 million as of March 31, 2023.
We expense costs related to the production of inventories as research and development expenses in the period incurred until such time it is believed that future economic benefit is expected to be recognized, which generally is upon receipt of regulatory approval. Upon regulatory approval, we capitalize subsequent costs related to the production of inventories.
Accrued Expenses
We enter into contractual agreements with third-party vendors who provide research and development, manufacturing, distribution, and other services in the ordinary course of business. Some of these contracts are subject to milestone-based invoicing, and services are completed over an extended period of time. We record liabilities under these contractual commitments when we determine an obligation has been incurred, regardless of the timing of the invoice. This process involves reviewing open contracts and purchase orders, communicating with applicable Company personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances, which can include assumptions such as expected patient enrollment, site activation and estimated project duration. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include (i) fees paid to clinical research organizations (“CROs”) in connection with preclinical and toxicology studies and clinical trials; (ii) fees paid to investigative sites in connection with clinical trials; (iii) fees paid to contract manufacturers in connection with the production of our raw materials, drug substance, drug products, and product candidates; and (iv) professional fees.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of these costs, our actual expenses could differ from our estimates. As of March 31, 2023 and December 31, 2022, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
Research and Development Expenses
Our research and development costs are charged to expense when incurred. Research and development expenses include all direct and indirect development costs related to the development of our portfolio of product candidates. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense when the related goods are delivered or the related services are performed. Research and development expenses include, among other items, personnel costs, including salaries and benefits, manufacturing costs, clinical, regulatory, and toxicology services performed by CROs, materials and supplies, and overhead allocations consisting of various administrative and facilities related costs, as well as termination fees and other commitments associated with discontinued programs. Most of our manufacturing and clinical and preclinical studies are performed by third-party CROs. Costs for studies performed by CROs are accrued by us over the service periods specified in the contracts, and estimates are adjusted, if required, based upon our ongoing review of the level of services actually performed.
Additionally, we have license agreements with third parties which require fees related to sublicense agreements or maintenance fees. We expense sublicense payments as incurred unless they are related to revenues that have been deferred, in which case the expenses are deferred and recognized over the related revenue recognition period. We expense maintenance payments as incurred.
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
Income Taxes
The liability method is used in our accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.
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
Beginning in fiscal year 2021, we began accruing for U.S. state taxes and foreign income taxes as a result of increased nexus in both U.S. state and foreign jurisdictions where historically we had no presence.
In addition, starting in 2022, amendments to Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”), no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil.
Recent Accounting Pronouncements
“Note 1—Significant Accounting Policies and Concentrations of Risk” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report discusses accounting pronouncements recently issued or proposed but not yet required to be adopted.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We were subject to interest rate risk on our investment portfolio and borrowings under our Athyrium Credit Agreement through its payoff and termination on April 17, 2023 and, subsequent to that date, the Pharmakon Loan Agreement. The Athyrium Term Loans under the Athyrium Credit Agreement accrued interest each quarter at a rate equal to the three-month LIBOR rate, which was capped to be no less than 1.75% and no more than 3.50% (“LIBOR”), plus 8.25% or, for each quarterly interest period in which a PIK Interest Payment is made, LIBOR plus 10.25%. Accordingly, increases in interest rates could have increased the associated interest payments that we were required to make on the Athyrium Term Loans. As of March 31, 2023, interest was accrued at an effective rate of 11.88% on the $200.0 million borrowings under the Athyrium Credit Agreement. The Pharmakon Loan Agreement uses the 3-month Secured Overnight Financing Rate (“SOFR”) as the initial benchmark rate.

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
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars. Our commercial sales in Europe are primarily denominated in Euros and the British Pound. We also had other transactions denominated in foreign currencies during the three months ended March 31, 2023, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Torii are derived from Torii’s sales of ORLADEYO in Japan. Those sales are denominated in Japanese yen and converted into U.S. dollars for purposes of determining the royalty owed to us. Our limited foreign currency exposure relative to our European operations is to fluctuations in the Euro, British Pound, Swiss Franc, Danish Krone, and Swedish Krona. Additionally, we have initiated operations in Canada and have foreign currency exposure to the Canadian Dollar.
We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging during the three months ended March 31, 2023; however, we may do so in the future.
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
Item 4.    Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Where possible and practical, we continue to provide work-from-home flexibility for our employees, which could negatively impact productivity, disrupt our business and delay our clinical programs and timelines. We cannot accurately predict the impact on operations of any return-to-the-office plan on our business or on third parties with whom we conduct business. Our business may be negatively impacted in the event that large numbers of employees or key employees do not comply with any applicable protocols. These and similar, and perhaps more severe, disruptions to our operations could negatively impact our business, operating results and financial condition.

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
In order to continue future operations, progress our drug discovery and development programs, and commercialize our current products and product candidates, we may be required to raise additional capital in the future. In addition to seeking strategic partnerships and transactions, we may access the equity or debt markets, incur additional borrowings, pursue royalty or other monetization transactions, or seek other sources of funding to meet liquidity needs at any time, including to take advantage of attractive opportunities in the capital markets. Additional funding, whether through additional sales of securities, additional borrowings, royalty or other monetization transactions, collaborative arrangements with partners, including corporate partners such as Torii, or from other sources, may not be available when needed or in a form or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of our currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under the Pharmakon Loan Agreement. In addition, collaborative arrangements may require us to transfer certain material rights to our corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs. See “Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—If we fail to obtain additional financing or acceptable partnership arrangements as and when needed, we may be unable to complete the development and commercialization of our products and product candidates or continue operations” in this section for further discussion of the capital requirements for our development and commercialization efforts.
Our liquidity needs will largely be determined by the success of operations in regard to the commercialization of our products, particularly ORLADEYO, and the progression of our product candidates in the future. Our plans for managing our liquidity needs primarily include controlling the timing and spending on our research and development programs, raising additional funds as discussed herein, and commercializing our approved products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2 of this report for additional information about our liquidity needs, capital requirements, potential funding alternatives, and adequacy of available funds.
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
Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols, as well as an adequate benefit-risk profile. Failure to achieve any of these endpoints or to show adequate benefit-risk profile in any of our programs, including our complement program (inclusive of BCX10013) and our other rare disease product candidates, could result in delays in or modifications to our trials or require the performance of additional unplanned trials. For example, recent dose-related observations in an ongoing BCX10013 nonclinical study will delay the clinical program. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to be associated with or to cause undesirable or unexpected side effects that could result in substantial modifications or delays in the development plans for our product candidates, significant unexpected costs, or the termination of programs, such as we experienced with BCX9930 in 2022 prior to discontinuing its development later that year.
In addition, the development plans for our product candidates, including our clinical trials (inclusive of BCX10013), may not be adequately designed or executed, which could negatively affect the outcome and analysis of study results. Because of the cost and duration of clinical trials, we have decided in the past, and may in the future decide, to discontinue development of product candidates for various reasons, including, but not limited to, that they are unlikely to show favorable results in clinical trials, unlikely to help advance a product to the point of a meaningful collaboration, or unlikely to have reasonable commercial potential.
Undesirable or inconclusive data in our preclinical studies and clinical trials or side effects in humans could result in the FDA or foreign regulatory authorities (including, e.g., the EMA, the Ministry of Health, Labor and Welfare (“MHLW”) in Japan or the United Kingdom’s Medicines and Healthcare Regulatory Agency (“MHRA”)) refusing to approve a product candidate for any targeted indications or imposing restrictions or warnings that could impact development or the ultimate commercial viability of a product candidate. In addition, the FDA or foreign regulatory authorities may determine that study data from our product candidates necessitates additional studies or study designs which differ from our planned development strategy, and such regulatory authorities may also require patient monitoring and testing or may implement restrictions or other conditions on our development activities, any of which could materially impact the cost and timing of our planned development strategy. We, our partners, the FDA, or foreign regulatory authorities have previously, and may again in the future, pause enrollment in, suspend, or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks.
Our ability to complete the clinical development process successfully is dependent upon many factors, including, but not limited to:
•our or our partners’ ability to secure suitable clinical sites and investigators and to enroll and maintain an adequate number of patients on a timely basis or at all;
•patients that enroll in a clinical trial may not comply with the clinical trial protocols or maintain contact with investigators to provide complete data during and after treatment;
•our product candidates may not prove to be either safe or effective or may produce unfavorable or inconclusive results;
•we or our partners may decide, or be required by regulatory authorities, to pause enrollment in, suspend, or terminate clinical research for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate, noncompliance with regulatory requirements or their standards of conduct, or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;
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
Our failure to engage in successful collaborations at any one of these stages would greatly impact our business. If we do not license enzyme targets or inhibitors from academic institutions or from other biotechnology companies on acceptable terms, or at all, our drug development efforts would suffer. Similarly, if the contract research organizations or third-party contractors that conduct our initial or late-stage clinical trials, conduct our toxicology or other studies, manufacture our starting materials, drug substance and product candidates, provide laboratory testing or other services (including clinical operation services) in connection with our clinical trials, provide medical writing services, or assist with our regulatory function breach their obligations to us, perform their services inconsistent with industry standards, or fail to comply with regulatory requirements, this would delay or prevent both the development of our product candidates and the availability of any potential commercial product.
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
As our programs advance, our costs are likely to increase. Our current and planned discovery, development, approval, and commercialization efforts will require significant capital. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to effectively manage our product candidate pipeline; our ability to obtain regulatory approvals for our product candidates, including BCX10013; our ability to maintain regulatory approvals for, successfully commercialize, and achieve market acceptance of our products, including ORLADEYO; our ability to raise additional capital as and when needed; the amount of funding we receive from partnerships with third parties for the development and commercialization of our products and product candidates (including our collaboration with Torii); the commercial success of our products achieved by our partners; the progress and results of our current and proposed clinical trials for our product candidates; and the progress made in the manufacture of our lead products and the progression of our other programs.
In order to continue future operations, progress our drug discovery and development programs, and commercialize our current products and product candidates, we may be required to raise additional capital. Our ability to raise additional capital as and when needed, or at all, may be limited and may greatly depend upon our success in commercializing and achieving market acceptance of ORLADEYO and the success of our current drug development programs, including the progress, timeline and ultimate outcome of the development programs (including, but not limited to, formulation progress, long-term human safety studies, clinical trial investigations, and carcinogenicity, drug-drug interaction, toxicity, or other required studies) for our complement program (including BCX10013) for diseases of the complement system and other rare disease product candidates, as well as any post-approval studies for our products. In addition, constriction and volatility in the equity and debt markets, including as a result of the impacts of COVID-19, rising inflation, increased interest rates, or disruption or instability in the banking industry, may restrict our future flexibility to raise capital as and when such needs arise. See “Risks Relating to Our Business—Financial and Liquidity Risks—We may need to raise additional capital in the future. If we are unable to raise capital as and when needed, we may need to adjust our operations” in this section and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2 of this report for additional information about our liquidity risks and capital requirements.
Furthermore, we have exposure to many different industries, financing partners and counterparties, including commercial banks, investment banks and partners (which include investors, licensing partners, distribution partners, and others), which may be unstable or may become unstable in the current economic and political environment, including as a result of the impacts of COVID-19, rising inflation, increased interest rates, disruption or instability in the banking industry, or the conflict in Ukraine. Any such instability may impact these parties’ ability to fulfill contractual obligations to us, or it might limit or place burdensome conditions upon future transactions with us. Also, it is possible that suppliers may be negatively impacted. Any such unfavorable outcomes in our current programs or unfavorable economic conditions have in the past and could again place severe downward pressure on the price of our common stock and may decrease opportunities to raise capital in the capital or credit markets, and further could reduce the return available on invested corporate cash, which, if severe and sustained, could have a material and adverse impact on our results of operations and cash flows and limit our ability to continue development and commercialization of our products and product candidates.
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
The process of preparing for and obtaining regulatory approval in any jurisdiction may be lengthy and expensive, and approval is never certain. Because of the risks and uncertainties inherent to the development process, including risks and uncertainties related to the impact of COVID-19, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. As discussed under “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—Our success depends upon our ability to manage our product candidate pipeline, advance our product candidates through the various stages of development, especially through the clinical trial process, and to receive regulatory approvals for the commercial sale of our product candidates,” we and our partners have experienced, and may again in the future experience, any number of unfavorable outcomes during or as a result of preclinical studies and clinical trials that could delay or prevent regulatory approval of our product candidates, or negatively impact our management’s credibility, our value and our operating results.
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
The commercial viability of any approved product could be compromised if the product is less effective than expected, causes undesirable side effects that either were not previously identified or were worse than expected, or fails to achieve market acceptance within the medical community.
If, after obtaining regulatory approval of a product, we or others discover that the product is less effective than previously believed or causes undesirable side effects that either were not previously identified or were worse than expected, any of the following adverse events could occur:
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
The Torii Agreement provides that we are entitled to receive tiered royalty payments, the amounts of which will depend upon the amount of annual net sales of ORLADEYO in Japan during each calendar year and other factors. We currently remain responsible for regulatory activities with respect to ORLADEYO in Japan, and we continue to use third parties to satisfy many of our obligations under the Torii Agreement, including, but not limited to, our regulatory and other responsibilities in Japan. If our interactions, or those of our third-party agents, are unsuccessful, we could fail to meet our obligations under the Torii Agreement, which could negatively impact the commercial success and the partnership, impact the economic benefit expected, or require additional development of ORLADEYO.
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
We have expanded, and may continue expanding, our development and regulatory capabilities and are implementing sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
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
Many additional factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, pandemics, labor disputes or shortages, acts of terrorism or war, equipment malfunctions, raw material shortages or supply chain issues. If our commercial distribution partners are not able to satisfy our requirements within the expected timeframe, or are unable to provide us with accurate or timely information and data, including with respect to inventories and sales, serious adverse events, and/or product complaints, our business, including our commercialization efforts for and sales of ORLADEYO, may be at risk. In addition, if specialty pharmacy services, including our third-party call center services, which provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support, are not effectively managed, the continuance of our commercialization efforts for and sales of ORLADEYO may be delayed or compromised.
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
If we are unable to maintain current third-party relationships, or enter into new agreements with additional third parties on commercially reasonable terms, or at all, or if there is poor manufacturing or distribution performance or failure to comply with any regulatory agency on the part of any of our third-party vendors, we may not be able to complete development of, obtain timely approval of, or commercialize our products and product candidates.
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
Adverse event information concerning approved products must be reviewed, and as an NDA holder, we are required to make expedited and periodic adverse event reports to the FDA and other regulatory authorities. In addition, the research, manufacturing, distribution, sale and promotion of products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (“CMS”), other divisions of HHS, the DOJ and individual U.S. Attorney offices within the DOJ, state and local governments, and foreign equivalents of the foregoing. All of these activities are also potentially subject to healthcare false claims and fraud and abuse laws, as well as consumer protection and unfair competition laws.
If our operations with respect to our products that are subject to healthcare laws and regulations are found to be in violation of any of the healthcare fraud and abuse laws described above or in “Business—Government Regulation” in Part I, Item 1 of our most recent Annual Report on Form 10-K or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with all applicable fraud and abuse laws may be costly.

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
We are subject to new legislation, regulatory, and healthcare payor initiatives, including the Patient Protection and Affordable Care Act (“PPACA”), which made extensive changes to the delivery of healthcare in the United States, as discussed in “Business—Government Regulation” in Part I, Item 1 of our most recent Annual Report on Form 10-K. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts. In addition, pharmaceutical and device manufacturers are also required to report and disclose certain payments and transfers of value to, and investment interests held by, physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value, or ownership or investment interests not reported in an annual submission. Compliance with the PPACA and state laws with similar provisions is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the applicable safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Adequate coverage and reimbursement in the United States and other markets is critical to the commercial success of our approved products. Recently in the United States, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, the Inflation Reduction Act of 2022 (“IRA”) implements a number of drug pricing measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with CMS. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of our products or any of our product candidates, if approved for commercial use, in the future. The effect of the IRA on our business and the healthcare industry in general is not yet known. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Third-party payors are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many third-party payors negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the third-party payor’s patient population. The process for obtaining coverage can be lengthy and costly, and we expect that it could take several months before a particular payor initially reviews a product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of our products or any other product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, or at all, which may have a material adverse effect on our business, financial condition and results of operations.
We are subject to data security and privacy risks, and our actual or perceived failure to comply with regulations and other legal obligations related to privacy and data protection could harm our business.
We are subject to legal obligations related to privacy and data protection. Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use, and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. For example, we may be subject to the California Consumer Privacy Act, which gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. We also may be subject to the General Data Protection Regulation (“GDPR”) in the European Economic Area (“EEA”) and similar legislation in the United Kingdom and Switzerland. See “Business—Government Regulation—Data Privacy and Security Laws” in Part I, Item 1 of our most recent Annual Report on Form 10-K and “Risks Relating to Our Business—Risks Relating to International Operations—Our actual or perceived failure to comply with European governmental laws and regulations and other legal obligations related to privacy, data protection and information security could harm our business” in this section for additional discussion of privacy laws and regulations. Failure to comply with these laws and regulations could result in government enforcement actions, private litigation, or harm to our reputation and our business.
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
In March 2011, JPR Royalty Sub LLC, our wholly-owned subsidiary (“Royalty Sub”), issued $30.0 million in aggregate principal amount of PhaRMA Senior Secured 14.0% Notes due on December 1, 2020 (the “PhaRMA Notes”). The PhaRMA Notes are secured principally by (i) certain royalty and milestone payments under our agreement with Shionogi (the “Shionogi Agreement”), pursuant to which Shionogi licensed from us the rights to market peramivir in Japan and Taiwan and (ii) the pledge by us of our equity interest in Royalty Sub. Payments, if any, from Shionogi to us on non-governmental sales under the Shionogi Agreement will generally not be available to us for other purposes unless and until Royalty Sub has repaid in full its obligations under the PhaRMA Notes. Accordingly, these funds have been and will continue to be required to be dedicated to Royalty Sub’s debt service and not available to us for product development or other purposes. Since September 1, 2014, payments from Shionogi have been insufficient for Royalty Sub to service its obligations under the PhaRMA Notes, resulting in a continuing event of default with respect to the PhaRMA Notes since that time. In addition, the PhaRMA Notes had a final legal maturity date of December 1, 2020, at which time the outstanding principal amount of the PhaRMA Notes of $30.0 million, together with accrued and unpaid interest of $20.6 million, was due in full. The failure by Royalty Sub to repay these amounts at the maturity date constituted an additional event of default under the PhaRMA Notes. As Royalty Sub has been unable to service its obligations under the PhaRMA Notes and continuing events of default exist under the PhaRMA Notes, the holders of the PhaRMA Notes may be able to foreclose on the collateral securing the PhaRMA Notes and our equity interest in Royalty Sub and may exercise other remedies available to them under the indenture or other documents related to the PhaRMA Notes. In such event, we may not realize the benefit of future royalty payments, if any, that might otherwise accrue to us following repayment of the PhaRMA Notes, we may incur legal costs, and we might otherwise be adversely affected.
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
We wrote off the balance due under the PhaRMA Notes to other income as a debt extinguishment as of December 31, 2021. See “Note 8—Royalty Monetizations—RAPIACTA—Non-Recourse Notes Payable−Debt Extinguishment” in the Notes to Consolidated Financial Statements in Part II, Item 8 of our most recent Annual Report on Form 10-K for additional information about the write-off.
We have incurred significant indebtedness, which could adversely affect our business. Additionally, the Pharmakon Loan Agreement contains conditions and restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a material adverse effect on our business.
On April 17, 2023, we entered into the $450 million Pharmakon Loan Agreement and closed on an initial term loan thereunder in the principal amount of $300 million. Under the new Pharmakon Loan Agreement, we will be required to pay to Pharmakon, for the account of the lenders, a prepayment premium or a make-whole premium, as applicable, plus certain fees or expenses set forth in the Pharmakon Loan Agreement in the event that we prepay or repay, or are required to prepay or repay, voluntarily or pursuant to a mandatory prepayment obligation under the Pharmakon Loan Agreement (e.g., upon a change of control of the Company and specified other events, subject to certain exceptions), all of the then-outstanding term loans under the Pharmakon Loan Agreement, in each case, subject to certain exceptions set forth in the Pharmakon Loan Agreement.
Our indebtedness could have important consequences to our stockholders. For example, it:
•increases our vulnerability to adverse general economic or industry conditions;
•limits our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;

•makes us more vulnerable to increases in interest rates, as borrowings under the Pharmakon Loan Agreement are at variable rates;
•requires us to dedicate a portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;
•limits our ability to obtain additional financing or refinancing in the future for working capital or other purposes; and
•places us at a competitive disadvantage compared to our competitors that have less indebtedness.
Furthermore, the Pharmakon Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions. Subject to certain exceptions, these covenants limit our ability to, among other things, dispose of assets; engage in certain mergers, acquisitions, and similar transactions; incur additional indebtedness; grant liens; make investments; pay dividends or make distributions or certain other restricted payments in respect of equity; prepay other indebtedness; enter into restrictive agreements; undertake fundamental changes; or amend certain material contracts.
The covenants contained in the Pharmakon Loan Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lenders’ permission or without repaying all outstanding obligations under the Pharmakon Loan Agreement.
A breach of any of these covenants could result in an event of default under the Pharmakon Loan Agreement. An event of default will also occur if, among other things, we fail to pay amounts due under the Pharmakon Loan Agreement, we fail to repay certain other indebtedness having an aggregate principal amount in excess of a threshold amount, a material adverse change in our business, assets, properties, liabilities, or condition occurs, or a material impairment of our ability to perform our obligations under the Pharmakon Loan Agreement occurs, certain negative regulatory events occur, including without limitation certain withdrawal events with respect to ORLADEYO, or we fail to make required payments under our Royalty Purchase Agreements. In the case of a continuing event of default under the Pharmakon Loan Agreement, the lenders under the Pharmakon Loan Agreement could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted to the lenders a security interest, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Pharmakon Loan Agreement are secured by a security interest in, subject to certain exceptions, substantially all of our assets. Because substantially all of our assets are pledged to secure the Pharmakon Loan Agreement obligations, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.
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

We conduct operations in many countries outside of the United States involving transactions in a variety of currencies other than the U.S. dollar. These transactions include, without limitation, commercial sales, contract manufacturing, and clinical trial activities. Although most of our revenues and expenses are denominated in U.S. dollars, our commercial sales in Europe are primarily denominated in Euros and British Pounds. In addition, our royalties from Torii are derived from Torii’s sales of ORLADEYO in Japan, which sales are denominated in Japanese yen and converted into U.S. dollars for purposes of determining the royalty owed to us. We also have foreign currency exposure to fluctuations in other foreign currencies, such as the Swiss Franc, Danish Krone, Swedish Krona, and the Canadian Dollar. Changes in the value of these currencies relative to the U.S. dollar may impact our consolidated operating results, including our revenues and expenses, causing fluctuations in our operating results from period to period and/or resulting in foreign currency transaction losses that adversely impact our results of operations, financial position, and cash flows. As we continue to expand our operations internationally, our exposure to foreign currency transaction gains or losses may become more significant. See “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk” in Part I, Item 3 of this report for additional information about our foreign currency risk.
Our actual or perceived failure to comply with European governmental laws and regulations and other legal obligations related to privacy, data protection and information security could harm our business.
EU member states, the United Kingdom, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. These laws include the GDPR and similar national legislation, the EU Clinical Trials Regulation, and the e-Privacy Directive (2002/58/EC), and are discussed in more detail in “Business—Government Regulation—Data Privacy and Security Laws” in Part I, Item 1 of our most recent Annual Report on Form 10-K. Failure to comply with the requirements of the GDPR or related national data protection laws, which may deviate from the GDPR, may result in significant fines of up to 4% of global revenues, or €20.0 million, whichever is greater, and in addition to such fines, our failure to comply with the requirements of GDPR or similar national legislation may subject us to litigation and/or adverse publicity, which could have material adverse effects on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place additional mechanisms to ensure compliance with the data protection rules. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, requires the appointment of a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, introduces mandatory data breach notification throughout the European Union, imposes additional obligations on us when we are contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit.
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
A significant disruption in our or our third-party vendors’ information technology systems or a cybersecurity breach could adversely affect our business.
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended March 31, 2023, the 52-week range of the market price of our stock was from $7.61 to $18.00 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
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
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of April 28, 2023, there were 188,934,787 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of April 28, 2023, there were 34,185,014 stock options and restricted stock units outstanding and 11,740,717 shares available for issuance under our Amended and Restated Stock Incentive Plan (inclusive of the 7,000,000 shares that are subject to stockholder approval at our annual meeting of stockholders to be held on June 13, 2023), 6,185,479 stock options and restricted stock units outstanding and 480,621 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 5,616,817 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been or will be, as applicable, registered pursuant to registration statements on Form S-8.
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

Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions, including as a result of rising inflation, increased interest rates, disruption or instability in the banking industry, the effects of the ongoing COVID-19 pandemic, foreign exchange rate fluctuations, and the conflict in Ukraine. The magnitude, duration and long-term effect of each of these factors, as well as the effects of actions taken by governments to address them, are unknown at this time, but they could result in further significant disruption of the global economy and financial markets. Our business may be adversely affected by any related economic downturn, volatile geopolitical and business environment, or continued market instability.

Unstable market and economic conditions could materially affect our ability to access the equity or debt capital markets or obtain other sources of capital in the future, which could negatively affect our liquidity. In addition, a recession or market correction could materially affect our business and the value of our common stock.

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

Item 6.    Exhibits

Number	Description
3.1	Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 22, 2006.

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 24, 2007.

3.3	Certificate of Amendment to the Third Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 7, 2014.

3.4	Certificate of Elimination of the Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 13, 2020.

3.5	Certificate of Amendment to the Third Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 13, 2020.

3.6	Amended and Restated Bylaws of Registrant effective October 29, 2008. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed November 4, 2008.

3.7	Amendment to Amended and Restated By-Laws of BioCryst Pharmaceuticals, Inc., dated January 21, 2018. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 22, 2018.

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three months ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File – The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL (contained in Exhibit 101).

( )	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2023.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony Doyle
Anthony Doyle
Chief Financial Officer
(Principal Financial Officer)

/s/ Michael L. Jones
Michael L. Jones
Executive Director, Finance and Principal Accounting Officer
(Principal Accounting Officer)