Form 10-Q
period 2023-06-30
BIOCRYST PHARMACEUTICALS INC
filed 2023-08-07
CIK 882796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of July 28, 2023 was 189,493,735.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$146,215	$304,767
Restricted cash	1,574	1,472
Investments	264,455	119,543
Trade receivables	57,667	50,599
Inventory, net	27,033	27,533
Prepaid expenses and other current assets	14,112	12,586
Total current assets	511,056	516,500
Property and equipment, net	8,438	8,617
Long-term investments	3,445	18,077
Other assets	6,946	6,806
Total assets	$529,885	$550,000

Liabilities and Stockholders’ Deficit
Accounts payable	$13,889	$14,356
Accrued expenses	75,300	87,565
Deferred revenue	1,779	1,224
Lease financing obligation	2,530	2,369
Total current liabilities	93,498	105,514
Lease financing obligation	5,803	5,804
Royalty financing obligations	526,121	501,655
Secured term loans	293,176	231,624
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized - 5,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares authorized - 450,000; shares issued and outstanding – 189,491 as of June 30, 2023 and 187,906 as of December 31, 2022	1,895	1,879
Additional paid-in capital	1,191,981	1,158,118
Accumulated other comprehensive income	690	26
Accumulated deficit	(1,583,279)	(1,454,620)
Total stockholders’ deficit	(388,713)	(294,597)
Total liabilities and stockholders’ deficit	$529,885	$550,000
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$82,491	$65,532	151,269	115,455
Expenses:
Cost of product sales	894	246	1,825	482
Research and development	51,247	61,990	99,635	127,350
Selling, general and administrative	50,997	38,017	98,864	72,299
Royalty	56	1	63	3
Total operating expenses	103,194	100,254	200,387	200,134
Loss from operations	(20,703)	(34,722)	(49,118)	(84,679)
Interest and other income	3,750	609	7,128	663
Interest expense	(28,915)	(24,022)	(56,311)	(47,859)
Foreign currency gains (losses), net	301	132	72	(45)
Loss on extinguishment of debt	(29,019)	—	(29,019)	—
Loss before income taxes	(74,586)	(58,003)	(127,248)	(131,920)
Income tax expense	740	856	1,411	1,135
Net loss	$(75,326)	$(58,859)	$(128,659)	$(133,055)
Foreign currency translation adjustment	59	104	118	182
Unrealized gain (loss) on available for sale investments	46	(275)	546	(344)
Comprehensive loss	$(75,221)	$(59,030)	$(127,995)	$(133,217)

Basic and diluted net loss per common share	$(0.40)	$(0.32)	$(0.68)	$(0.72)
Weighted average shares outstanding	189,118	185,605	188,815	185,253

See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(128,659)	$(133,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	812	652
Inventory obsolescence	238	—
Stock-based compensation expense	26,848	19,468
Non-cash interest expense on royalty financing obligations and secured term loan and amortization of debt issuance costs	43,935	36,725
Amortization of premium/discount on investments	(4,217)	(88)
Loss on extinguishment of debt	29,019	—
Changes in operating assets and liabilities:
Receivables	(6,968)	(12,343)
Inventory	1,029	(7,589)
Prepaid expenses and other assets	(1,484)	(1,050)
Accounts payable and accrued expenses	(27,414)	(8,463)
Deferred revenue	535	186
Net cash used in operating activities	(66,326)	(105,557)

Cash flows from investing activities:
Acquisitions of property and equipment	(627)	(650)
Purchase of investments	(233,530)	(139,260)
Sales and maturities of investments	108,013	4,000
Net cash used in investing activities	(126,144)	(135,910)

Cash flows from financing activities:
Net proceeds from common stock issued under stock-based compensation plans	7,031	7,503
Net proceeds from Pharmakon Tranche A term loan	300,000	—
Repayment of Athyrium secured term loans principal	(240,452)	—
Prepayment and repayment fees on Athyrium secured term loans	(21,261)	—
Payment of debt issuance costs on Pharmakon Tranche A term loan	(10,885)	—
Net cash provided by financing activities	34,433	7,503
Effect of exchange rate on cash, cash equivalents, and restricted cash	(413)	249

Decrease in cash, cash equivalents and restricted cash	(158,450)	(233,715)
Cash, cash equivalents and restricted cash at beginning of period	306,239	507,734
Cash, cash equivalents and restricted cash at end of period	$147,789	$274,019
See accompanying notes to consolidated financial statements.

BIOCRYST PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2022	$1,879	$1,158,118	$26	$(1,454,620)	$(294,597)
Net loss	—	—	—	(53,333)	(53,333)
Other comprehensive income	—	—	559	—	559
Employee stock purchase plan sales, 176 shares, net	2	1,573	—	—	1,575
Exercise of stock options, 801 shares, net	8	3,494	—	—	3,502
Stock-based compensation expense	—	14,007	—	—	14,007
Balance at March 31, 2023	$1,889	$1,177,192	$585	$(1,507,953)	$(328,287)
Net loss	—	—	—	(75,326)	(75,326)
Other comprehensive income	—	—	105	—	105
Exercise of stock options, 608 shares, net	6	1,948	—	—	1,954
Stock-based compensation expense	—	12,841	—	—	12,841
Balance at June 30, 2023	$1,895	$1,191,981	$690	$(1,583,279)	$(388,713)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2021	$1,843	$1,098,498	$177	$(1,207,504)	$(106,986)
Net loss	—	—	—	(74,196)	(74,196)
Other comprehensive income	—	—	9	—	9
Employee stock purchase plan sales, 115 shares, net	1	1,503	—	—	1,504
Exercise of stock options, 1,108 shares, net	12	5,841	—	—	5,853
Stock-based compensation expense	—	9,601	—	—	9,601
Balance at March 31, 2022	$1,856	$1,115,443	$186	$(1,281,700)	$(164,215)
Net loss	—	—	—	(58,859)	(58,859)
Other comprehensive loss	—	—	(171)	—	(171)
Exercise of warrants, 253 shares	3	—	—	—	3
Exercise of stock options, 51 shares, net	—	145	—	—	145
Stock-based compensation expense	—	9,865	—	—	9,865
Balance at June 30, 2022	$1,859	$1,125,453	$15	$(1,340,559)	$(213,232)
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
Based on the Company’s expectations for revenue and operating expenses, the Company believes its financial resources available at June 30, 2023 will be sufficient to fund its operations for at least the next 12 months. The Company has sustained operating losses for the majority of its corporate history and expects that its 2023 expenses will exceed its 2023 revenues. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations. The Company’s liquidity needs will largely be determined by the success of operations in regard to the successful commercialization of its products and the progression of its product candidates in the future. The Company regularly evaluates other opportunities to fund future operations, including: (1) out-licensing rights to certain of its products or product candidates, pursuant to which the Company would receive cash milestone payments; (2) raising additional capital through equity or debt financings or from other sources, including royalty or other monetization transactions; (3) obtaining additional product candidate regulatory approvals, which would generate revenue, milestone payments and cash flow; (4) reducing spending on one or more research and development programs, including by discontinuing development; (5) restructuring operations to change its overhead structure; and/or (6) securing U.S. Government funding of its programs, including obtaining procurement contracts. The Company may issue securities, including common stock, preferred stock, depositary shares, purchase contracts, warrants, debt securities and units, through private placement transactions or registered public offerings in the future. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its products and product candidates; the timing, scope and magnitude of its research and development and commercial expenses; and key developments and regulatory events and its decisions in the future.
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
Revenue Recognition
The Company recorded the following revenues for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product sales, net	$80,504	$64,888	$148,670	$114,434
Collaborative and other revenues	1,987	644	2,599	1,021
Total revenues	$82,491	$65,532	$151,269	$115,455
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
Restricted Cash
Total restricted cash was $1,574 and $1,472 as of June 30, 2023 and December 31, 2022, respectively, and primarily consisted of $1,457 and $1,449 as of June 30, 2023 and December 31, 2022, respectively, for a letter of credit the Company is required to maintain associated with the lease execution and build-out of its Birmingham research facilities.
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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At June 30, 2023, the Company believes that the cost of its investments is recoverable in all material respects.
Trade Receivables
The majority of the Company’s trade receivables arise from product sales and primarily represent amounts due from its specialty pharmacy customer in the United States and other third-party distributors, hospitals and pharmacies in the European Union, United Kingdom and elsewhere and have standard payment terms that generally require payment within 30 to 90 days.
Receivables from collaborations are recorded for amounts due to the Company related to reimbursable research and development costs from HHS, and royalty receivables from the Company’s partners, including Shionogi & Co., Ltd. (“Shionogi”), Green Cross, and Torii.
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
The Company’s inventories are subject to expiration dating. The Company regularly evaluates the carrying value of its inventories and provides valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, the Company may experience spoilage of its raw materials and supplies. The Company’s determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize significant judgment. During the six months ended June 30, 2023, the Company evaluated its inventory levels and associated expiration dating relative to the latest sales forecasts for ORLADEYO and RAPIVAB and estimated those inventories at risk of obsolescence. Accordingly, the Company recorded an increase to the inventory valuation reserve of $238 for a total reserve of $1,415 as of June 30, 2023.
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
The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. If the Company does not identify costs that it has begun to incur or if it underestimates or overestimates the level of these costs, actual expenses could differ from such estimates. As of June 30, 2023 and December 31, 2022, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
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
Advertising expenses related to ORLADEYO were $3,290 and $4,095 for the three months ended June 30, 2023, and 2022, respectively, and $7,337 and $8,079 for the six months ended June 30, 2023, and 2022, respectively.
All patent related costs are expensed to selling, general and administrative expenses when incurred as recoverability of such expenditures is uncertain.
Leases
The Company leases certain assets, predominantly under operating leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of June 30, 2023. The Company accounts for lease obligations in accordance with ASU 2016-02: Leases (Topic 842), which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most leases.
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
The Company has not made any residual value guarantees related to its leases; therefore, the Company has no corresponding liability recorded on its Consolidated Balance Sheets.

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
Interest Expense and Deferred Financing Costs
Interest expense for the three and six months ended June 30, 2023 was $28,915 and $56,311, respectively, and $24,022 and $47,859 for the three and six months ended June 30, 2022, respectively. Interest expense primarily relates to the royalty financing obligations (Note 6) and the secured term loan borrowings under the Athyrium Credit Agreement during 2022 and the term loan borrowings under both the Athyrium Credit Agreement and the Pharmakon Loan Agreement during 2023 (Note 7). On April 17, 2023, the Company entered into the Pharmakon Loan Agreement and received initial funding in the form of a term loan of $300,000, the proceeds of which were primarily used to repay the term loan borrowings under the Athyrium Credit Agreement. Accordingly, interest expense for both the three and six months ended June 30, 2023 includes interest expense from both the Athyrium Credit Agreement and the Pharmakon Loan Agreement. Costs directly associated with the borrowings have been capitalized and are netted against the corresponding debt liabilities on the Consolidated Balance Sheets. These costs are being amortized to interest expense over the terms of the corresponding borrowings using the effective interest rate method. Amortization of deferred financing costs included in interest expense was $408 and $1,306 for the three and six months ended June 30, 2023, respectively, and $(172) and $(339) for the three and six months ended June 30, 2022, respectively. When utilizing the effective interest method, in periods in which PIK interest was designated and was added to the outstanding principal balance of the borrowing, the amortization of the deferred debt fees and issuance costs was accretive. The quarter ended December 31, 2022 was the last period eligible for the PIK Interest Payment designation under the Athyrium Credit Agreement.
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
Net Loss Per Share
Net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic net loss per share for all periods presented herein because common equivalent shares from unexercised stock options, warrants and common shares expected to be issued under the Company’s equity compensation plans were anti-dilutive. The calculation of diluted earnings per share does not include 19,770 and 20,948 shares of potential common stock for the three and six months ended June 30, 2023, respectively, and 23,090 and 25,877 shares of potential common stock for the three and six months ended June 30, 2022, respectively, as their impact would be anti-dilutive.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments and is disclosed as a separate component of stockholders’ equity. Realized gain and loss amounts on available-for-sale investments are reclassified from accumulated other comprehensive income and recorded as interest and other income on the Consolidated Statements of Comprehensive Loss. There were no realized gains or losses reclassified out of accumulated other comprehensive income for the six months ended June 30, 2023 and 2022.
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
Recently Adopted Accounting Pronouncements
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the six months ended June 30, 2023, as compared to the recent accounting pronouncements described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that the Company believes are of significance or potential significance to the Company.
Note 2 — Revenue
The Company recorded the following revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ORLADEYO:
U.S.	$72,817	$58,702	$133,666	$102,637
Outside of U.S.	8,192	6,521	15,757	12,290
Total ORLADEYO	81,009	65,223	149,423	114,927
Other revenues	1,482	309	1,846	528
Total revenues	$82,491	$65,532	$151,269	$115,455
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

	June 30, 2023
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$264,786	$323	$9	$(489)	$264,629
Corporate debt securities	2,055	2	—	(11)	2,046
Certificates of deposit	1,224	17	—	(16)	1,225
Total investments	$268,065	$342	$9	$(516)	$267,900

	December 31, 2022
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$129,940	$427	$—	$(996)	$129,371
Corporate debt securities	6,093	37	—	(38)	6,092
Certificates of deposit	2,163	23	—	(29)	2,157
Total investments	$138,196	$487	$—	$(1,063)	$137,620
The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Maturing in one year or less	$264,455	$119,543
Maturing after one year through two years	3,445	18,077
Total investments	$267,900	$137,620

Note 4 — Trade Receivables
Product Sales
Receivables from product sales are recorded for amounts due to the Company related to sales of ORLADEYO and RAPIVAB. At June 30, 2023 and December 31, 2022, receivables related to sales of ORLADEYO were $55,482 and $41,508, respectively. At June 30, 2023 and December 31, 2022, receivables related to sales of RAPIVAB were $114 and $823, respectively. No reserve or allowance amounts were recorded as of June 30, 2023 and December 31, 2022.
Collaborations
Receivables from collaborations were as follows (in thousands):

	June 30, 2023
	Billed	Unbilled	Total
U.S. Department of Health and Human Services, net	$—	$113	$113
Royalty receivables from partners	1,958	—	1,958
Total receivables	$1,958	$113	$2,071

	December 31, 2022
	Billed	Unbilled	Total
U.S. Department of Health and Human Services, net	$7,218	$284	$7,502
Royalty receivables from partners	741	—	741
Other collaborations	—	25	25
Total receivables	$7,959	$309	$8,268
As of both June 30, 2023 and December 31, 2022, the Company maintained a reserve of $437 related to royalties associated with Green Cross.
Note 5 — Inventory
At June 30, 2023 and December 31, 2022, the Company’s inventory primarily related to ORLADEYO. Additionally, inventory included RAPIVAB and peramivir, which is manufactured for the Company’s partners.
The Company’s inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$8,867	$8,906
Work-in-process	14,505	14,990
Finished goods	5,076	4,814
Total inventory	$28,448	$28,710
Reserves	(1,415)	(1,177)
Total inventory, net	$27,033	$27,533
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
Under the Royalty Purchase Agreements, the Company has agreed to specified affirmative and negative covenants, including covenants regarding periodic reporting of information by the Company to RPI and OMERS, third-party audits of royalties paid under the Royalty Purchase Agreements, and restrictions on the ability of the Company or any of its subsidiaries to incur indebtedness other than certain royalty sales and as was permitted to be incurred under the terms of the Athyrium Credit Agreement (as defined in Note 7 herein) through its payoff and termination on April 17, 2023 or, subsequent to that date, the Pharmakon Loan Agreement (as defined in Note 7 herein), as applicable. See “Note 7—Debt” for further details on the Athyrium Credit Agreement and the Pharmakon Loan Agreement. The restrictions under the Royalty Purchase Agreements on the ability of the Company or any of its subsidiaries to incur indebtedness are eliminated after the achievement of certain specified milestones in the Royalty Purchase Agreements.

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
During the three months ended June 30, 2023, the Company adjusted its forecasts related to its BCX10013 program and updated its ORLADEYO forecast based on actual results for the first half of 2023. These adjustments impacted the amount and timing of expected royalties to be made under the RPI Royalty Purchase Agreements. As a result, the effective interest rate related to the 2020 RPI Royalty Purchase Agreement decreased from 22.4% to 22.2% and the effective interest rate related to the 2021 RPI Royalty Purchase Agreement decreased from 13.1% to 10.0%. There was no impact to the OMERS Royalty Purchase Agreement, thus the effective interest rate remained at 10.6%.
The following table shows the activity within the Royalty financing obligations account (in thousands) as well as the effective interest rate as of June 30, 2023:

	2020 RPI Royalty Agreement	2021 RPI Royalty Agreement	OMERS Royalty Agreement	Total
Balance as of December 31, 2022	$164,981	$173,651	$163,023	$501,655
Non-cash Interest expense on Royalty financing obligations	9,309	5,680	4,329	19,318
Royalty revenues paid and payable	(6,038)	(524)	—	(6,562)
Balance as of March 31, 2023	$168,252	$178,807	$167,352	$514,411
Non-cash Interest expense on Royalty financing obligations	9,552	5,440	4,494	19,486
Royalty revenues paid and payable	(7,155)	(621)	—	(7,776)
Balance as of June 30, 2023	$170,649	$183,626	$171,846	$526,121

Effective interest rate	22.2%	10.0%	10.6%
The Royalty financing obligations liabilities and the associated deferred issuance costs are amortized using the effective interest method over the term of the arrangement, in accordance with the respective guidance.
Concurrent with entering into the 2021 RPI Royalty Purchase Agreement, the Company and RPI entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”), pursuant to which the Company sold common stock to RPI for a premium of $4,269. This premium has been deferred and is being amortized through interest expense using the effective interest method over the term of the applicable arrangement. See “Note 9—Stockholders’ Equity” for further details on the common stock sale premium.
Note 7 — Debt
Pharmakon Loan Agreement
On April 17, 2023, the Company entered into a $450,000 Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders. Certain of the Company’s wholly-owned subsidiaries are guarantors to the Pharmakon

Loan Agreement. The Pharmakon Loan Agreement provides for an initial term loan in the principal amount of $300,000 (the “Tranche A Loan”) funded on April 17, 2023 (the “Tranche A Closing Date”). The Company used a portion of the proceeds from the Tranche A Loan to repay the $241,787 of outstanding indebtedness (principal and interest due as of April 17, 2023) under the then-existing Athyrium Credit Agreement and pay associated transaction costs and fees, and intends to use the remaining net proceeds of $26,068 for other general corporate purposes.
The Pharmakon Loan Agreement also provides for three additional term loan tranches, at the Company’s option, in principal amounts of $50,000 each (each a “Subsequent Tranche Loan” and, collectively with the Tranche A Loan, the “Pharmakon Term Loans” and each, a “Pharmakon Term Loan”), which may be requested on or prior to September 30, 2024. The maturity date of the Pharmakon Loan Agreement is April 17, 2028 (the “Maturity Date”), the fifth anniversary of the Tranche A Closing Date.
The Pharmakon Loan Agreement provides for quarterly interest-only payments until the Maturity Date, with the unpaid principal amount of the outstanding Pharmakon Term Loans due and payable on the Maturity Date. During the first 18 months following the Tranche A Closing Date, the Company has the option to make a portion of the applicable interest payment on the Tranche A Loan in-kind (a “Pharmakon PIK Interest Payment”) by capitalizing as principal up to 50% of the amount of interest accrued on the Tranche A Loan during the applicable interest period. The Pharmakon Term Loans will bear interest at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) rate, which shall be no less than 1.75%, plus 7.00%, per annum or, for each interest period in which a Pharmakon PIK Interest Payment is made, with respect to the Tranche A Loan, SOFR plus 7.25%, per annum.
The Tranche A Loan accrued interest at an effective interest rate of 12.24% for the three months ended June 30, 2023.
The Company is required to make a mandatory prepayment of the Pharmakon Term Loans (i) upon the occurrence of a change of control and (ii) prior to any repayment of any convertible debt that the Company may issue in the future, subject to certain exceptions. The Company may make voluntary prepayments in whole or in part, in minimum $25,000 increments. Prepayments are subject to a prepayment premium equal to, (i) with respect to any prepayment made prior to the second anniversary of the applicable Pharmakon Term Loan borrowing date, the sum of (1) 3.00% of the principal amount of the Pharmakon Term Loan being prepaid plus (2) the aggregate amount of all interest that would have accrued on the principal amount of the Pharmakon Term Loan being prepaid from the date of prepayment through and including the second anniversary of the date of the borrowing of such Pharmakon Term Loan; (ii) with respect to any prepayment made on or after the second anniversary and prior to the third anniversary of the applicable Pharmakon Term Loan borrowing date, 3.00% of the principal amount of the Pharmakon Term Loan being prepaid; (iii) with respect to any prepayment made on or after the third anniversary and prior to the fourth anniversary of the applicable Pharmakon Term Loan, 2.00% of the principal amount of the Pharmakon Term Loan being prepaid; and (iv) with respect to any prepayment made on or after the fourth anniversary of the applicable Pharmakon Term Loan borrowing date and before the Maturity Date, 1.00% of the principal amount of the Pharmakon Term Loan being prepaid. In addition, upon the drawing of any Subsequent Tranche Loan, certain funding fees are required to be paid.
The Pharmakon Loan Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default. Certain of the customary negative covenants limit the ability of the Company and certain of its subsidiaries to, among other things, dispose of assets, engage in mergers, acquisitions, and similar transactions, incur additional indebtedness, grant liens, make investments, pay dividends or make distributions or certain other restricted payments in respect of equity, prepay other indebtedness, enter into restrictive agreements, undertake fundamental changes or amend certain material contracts, among other customary covenants, in each case subject to certain exceptions.
A failure to comply with the covenants in the Pharmakon Loan Agreement, or an occurrence of any other event of default, could permit the lenders under the Pharmakon Loan Agreement to declare the borrowings thereunder, together with accrued interest and fees, and any applicable prepayment premium, to be immediately due and payable.
The Company’s obligations under the Pharmakon Loan Agreement are secured by a security interest in, subject to certain exceptions, substantially all of the Company’s assets.
As of June 30, 2023, the Company had total borrowings of $300,000 under the Pharmakon Loan Agreement. Total quarterly interest expense on the Pharmakon Tranche A Loan for the three months ended June 30, 2023 totaled $7,648. As allowable under the Pharmakon Loan Agreement, the Company has designated and accounted for 50% of the quarterly interest payment for the three months ended June 30, 2023 as a Pharmakon PIK Interest Payment and the amount of $3,824 has been added to the outstanding principal balance of the borrowing. The remaining 50% of the quarterly interest payment of $3,824 was paid as of June 30, 2023. As of June 30, 2023, borrowings, including the Pharmakon PIK Interest Payments, totaled $303,824. The fair value of the debt approximates its carrying value based on prevailing interest rates as of the balance sheet date and is considered as Level 2 in the fair value hierarchy.
Incurred debt fees and issuance costs associated with the Tranche A Loan under the Pharmakon Loan Agreement totaled $10,885 and have been deferred and are being amortized as interest expense on an effective interest rate method over the remaining term of the Pharmakon Tranche A Loan. Deferred financing amortization of $237 was recognized for the three and six months ended June 30, 2023.
Athyrium Credit Agreement
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
The Athyrium Credit Agreement provided for quarterly interest-only payments until the maturity date, with the unpaid principal amount of the outstanding Athyrium Term Loans due and payable on the maturity date. For each of the first eight full fiscal quarters following December 7, 2020, the Company had the option to make the applicable interest payment in-kind (an “Athyrium PIK Interest Payment”) by capitalizing the entire amount of interest accrued during the applicable interest period with the unpaid original principal amount outstanding on the last day of such period. The Athyrium Term Loans accrued interest at a rate equal to the three-month LIBOR rate, which was no less than 1.75% and no more than 3.50% (“LIBOR”), plus 8.25%, or for each interest period in which an Athyrium PIK Interest Payment was made, LIBOR plus 10.25%. The quarter ended December 31, 2022 was the last period eligible for the Athyrium PIK Interest Payment designation.
The Athyrium Term Loans accrued interest at an effective interest rate of 11.75% during the period in which the debt was outstanding for the three months ended June 30, 2023 compared to 12.17% for the three months ended June 30, 2022.
Subject to certain exceptions, the Athyrium Credit Agreement would have required the Company to make mandatory prepayments of the Athyrium Term Loans with the proceeds of certain asset sales, certain ORLADEYO out-licensing or royalty monetization transactions (excluding the Royalty Sales), extraordinary receipts, debt issuances, or upon a change of control of the Company and specified other events. The Company could have made voluntary prepayments in whole or in part. Prepayments were subject to a premium equal to, (i) with respect to any voluntary prepayment and certain mandatory prepayments paid on or prior to the second anniversary of the applicable Athyrium Term Loan borrowing date, the amount, if any, by which (a) the sum of (1) 102.00% of the principal amount of the Athyrium Term Loan being prepaid plus (2) the present value of all interest that would have accrued on the principal amount of the Athyrium Term Loan being prepaid through and including the second anniversary of the date of the borrowing of such Athyrium Term Loan, plus 0.50%, exceeds (b) the principal amount of the Athyrium Term Loan being prepaid; (ii) with respect to any prepayment made between the second and third anniversaries of the applicable Athyrium Term Loan borrowing date, 2.00% of the principal amount of the Athyrium Term Loan being prepaid; (iii) with respect to any prepayment made between the third and fourth anniversaries of the applicable Athyrium Term Loan borrowing date, 1.00% of the principal amount of the Athyrium Term Loan being prepaid; and (iv) with respect to any prepayment made after the fourth anniversary of the applicable Athyrium Term Loan borrowing date, 0.00% of the principal amount of the Athyrium Term Loan being prepaid. Upon the prepayment or repayment, including at maturity, of all or any of the Athyrium Term Loans, the Company was obligated to pay an exit fee in an amount equal to 2.00% of the principal amount of the Athyrium Term Loans prepaid or repaid. In addition, each Athyrium Term Loan was subject to a 1.00% commitment fee at its respective borrowing date.
Quarterly interest payments under the Athyrium Credit Agreement for the six months ended June 30, 2023 and 2022 totaled $8,476 and $8,774, respectively. From the Athyrium Term Loan inception through December 31, 2022, the quarterly interest payments were designated and accounted for as Athyrium PIK Interest Payments and added to the outstanding principal balance of the borrowing. The quarter ended December 31, 2022 was the last period eligible for the Athyrium PIK Interest Payment designation. Deferred financing amortization of $1,069 and $(339), was recognized for the six months ended June 30, 2023 and 2022, respectively.
On April 17, 2023, the outstanding principal of the Athyrium Term Loans, including the Athyrium PIK Interest Payments of $240,452 along with interest accrued of $1,335 for the first 17 days of the quarterly interest period ended June 30, 2023, was repaid with the funding received through the Pharmakon Loan Agreement.
Upon repayment of the Athyrium Term Loans, the Company incurred certain unaccrued prepayment and final payment fees to Athyrium of $17,261. Additionally, unamortized deferred financing costs of $11,758 associated with the Athyrium Term Loans were written-off at the time of repayment. Collectively, the prepayment and final payment fees and unamortized deferred financing costs totaled $29,019 and are reflected as a one-time loss on extinguishment of debt on the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023.
Note 8 — Lease Obligations
The Company leases certain assets, predominantly under operating leases, which consist of real estate leases, laboratory equipment leases and office equipment leases as of June 30, 2023. Renewal options for the Company’s leases range from 1 to 5 years in length and begin from 2024 through 2027.
Aggregate lease expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Aggregate lease expense	$764	$626	$1,491	$1,220

Other supplemental information related to leases was as follows:

	As of June 30, 2023	As of December 31, 2022
Weighted average remaining lease term	7.2 years	8.1 years
Weighted average discount rate	10.3%	11.0%
The following table summarizes the presentation in the Consolidated Balance Sheets of the Company’s leases:

	Balance Sheet Location	As of June 30, 2023	As of December 31, 2022
Assets:
Lease assets, net	Other Assets	$6,946	$6,806
Liabilities:
Current lease liabilities	Lease financing obligation – current liabilities	$2,530	$2,369
Non-current lease liabilities	Lease financing obligation – long-term liabilities	5,803	5,804
Total lease liabilities		$8,333	$8,173
Lease assets are recorded net of accumulated amortization of $5,451 and $4,349 as of June 30, 2023 and December 31, 2022, respectively.
Cash paid for amounts included in the measurement of lease liabilities was $746 and $1,451 for the three and six months ended June 30, 2023, respectively. This compares to cash paid for amounts included in the measurement of lease liabilities of $607 and $1,181 for the three and six months ended June 30, 2022, respectively.
Maturities of lease liabilities as of June 30, 2023, are as follows (in thousands):

2023 (remaining)	$1,517
2024	2,345
2025	1,853
2026	892
2027	621
Thereafter	6,155
Total lease payments	13,383
Less imputed interest	(5,050)
Total	$8,333
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

Note 10 — Stock-Based Compensation
As of June 30, 2023, the Company had three stock-based employee compensation plans: the Amended and Restated Stock Incentive Plan (“Incentive Plan”), the Amended and Restated Inducement Equity Incentive Plan (“Inducement Plan”) and the Amended and Restated Employee Stock Purchase Plan (“ESPP”). The Incentive Plan was most recently amended and restated on April 24, 2023 and approved by the Company’s stockholders on June 13, 2023. The Inducement Plan was most recently amended and restated by the Company’s Board of Directors on August 26, 2022. The ESPP was most recently amended and restated by the Company’s Board of Directors on July 7, 2023.
The Company recorded the following stock-based compensation expense (in thousands):

	Six Months Ended June 30,
	2023	2022
Incentive Plan	$21,297	$15,867
Inducement Plan	4,720	2,965
ESPP	831	636
Stock-based compensation expense	$26,848	$19,468
There was approximately $126,812 of total unrecognized compensation expense related to non-vested stock option and restricted stock unit awards granted by the Company as of June 30, 2023. As of June 30, 2023, the Company expected to recognize that expense as follows: $25,967 during the remainder of 2023, $47,207 in 2024, $34,593 in 2025, $18,582 in 2026 and $463 in 2027. In addition, the Company has outstanding performance-based stock options and restricted stock unit awards for which no compensation expense is recognized until “performance” has occurred and the award vests.
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
In December 2014, the Company issued 1,250 performance-based stock options. These awards vest upon successful completion of specific development milestones. As of June 30, 2023, 85% of these grants have vested.
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

Related activity under the Incentive Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2022	4,206	31,179	$8.56
Plan amendment	7,000	—	—
Restricted stock unit awards granted	(314)	—	—
Restricted stock unit awards cancelled	417	—	—
Stock option awards granted	(618)	618	9.01
Stock option awards exercised	—	(775)	5.25
Stock option awards cancelled	810	(810)	10.12
Balance June 30, 2023	11,501	30,212	$8.61
For stock option awards granted under the Incentive Plan during the first six months of 2023 and 2022, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table following the next subsection. The weighted average grant date fair value of these awards granted during the first six months of 2023 and 2022 was $6.40 and $7.78, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. For restricted stock unit awards granted under the Incentive Plan, the fair value of the awards was determined based on the market value of the Company’s shares on the grant date. The weighted average grant date fair value of these awards granted during the first six months of 2023 and 2022 was $9.18 and $13.25, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
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
Related activity under the Inducement Plan is as follows:

	Awards Available	Options Outstanding	Weighted Average Exercise Price
Balance December 31, 2022	947	5,341	$8.80
Restricted stock unit awards granted	(325)	—	—
Restricted stock unit awards cancelled	61	—	—
Stock option awards granted	(801)	801	9.00
Stock option awards exercised	—	(330)	3.65
Stock option awards cancelled	460	(460)	9.97
Balance June 30, 2023	342	5,352	$9.04
For stock option awards granted under the Inducement Plan during the first six months of 2023 and 2022, the fair value was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions noted in the table below. The weighted average grant date fair value of these awards granted during the first six months of 2023 and 2022 was $6.38 and $10.28, respectively. The fair value of the stock option awards is amortized to expense over the vesting periods using a straight-line expense attribution method. For restricted stock unit awards granted under the Inducement Plan, the fair value of the awards was determined based on the market value of the Company’s shares on the grant date.

The weighted average grant date fair value of these awards granted during the first six months of 2023 and 2022 was $8.84 and $13.88, respectively. The fair value of the restricted stock unit awards is amortized to expense over the vesting periods using a straight-line expense attribution method.
The following table summarizes the key assumptions used by the Company to value the stock option awards granted under all plans during the first six months of 2023 and 2022, respectively. The expected life is based on the average of the assumption that all outstanding stock option awards will be exercised at full vesting and the assumption that all outstanding stock option awards will be exercised at the midpoint of the current date (if already vested) or at full vesting (if not yet vested) and the full contractual term. The expected volatility represents the historical volatility on the Company’s publicly-traded common stock. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future. The weighted average risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.
Weighted Average Assumptions for Stock Option Awards Granted to Employees and Directors under the Incentive and Inducement Plans

	2023	2022
Expected Life in Years	5.5	5.5
Expected Volatility	84.3%	84.1%
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	3.8%	2.5%
Employee Stock Purchase Plan
The Company has reserved a total of 7,975 shares of common stock to be purchased under the ESPP, of which 5,617 shares remain available for purchase as of June 30, 2023. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning or 85% of the ending price during six-month purchase intervals. No more than three thousand shares may be purchased by any one employee at the six-month purchase dates, and no employee may purchase stock having a fair market value at the commencement date of $25 or more in any one calendar year. During the six months ended June 30, 2023, and 2022, the Company issued 176 and 115 shares under the ESPP, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.
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
Government Collaborations
The Company has previously entered into contracts with the U.S. Government, including the procurement contract with HHS for up to 50,000 doses of RAPIVAB over a five-year period to supply the Strategic National Stockpile for use in a public health emergency and contracts with NIAID/HHS and BARDA/HHS for the development of galidesivir. As of June 30, 2023, the Company has delivered a total of 49,980 RAPIVAB doses of the 50,000 RAPIVAB doses available under the procurement contract, effectively completing the contract with HHS, and all of the Company’s government funding for galidesivir has expired.

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
Overview
We are a commercial-stage biotechnology company that discovers and commercializes novel, oral, small-molecule medicines. We focus on oral treatments for rare diseases in which significant unmet medical needs exist and an enzyme plays the key role in the biological pathway of the disease. We integrate the disciplines of biology, crystallography, medicinal chemistry, and computer modeling to discover and develop small-molecule pharmaceuticals through the process known as structure-guided drug design. In addition to these discovery and development efforts, our business strategy includes the efficient commercialization of these drugs in the United States and certain other regions upon regulatory approval. By focusing on rare disease markets, we believe that we can more effectively control the costs of, and our strategic allocation of financial resources toward, post-approval commercialization.
Products and Product Candidates
ORLADEYO® (berotralstat). ORLADEYO is an oral, once-daily therapy discovered and developed by us for the prevention of hereditary angioedema (“HAE”) attacks. ORLADEYO is approved in the United States and multiple global markets for the prevention of HAE attacks in adults and pediatric patients 12 years and older.
We have built out our U.S. commercial infrastructure to support the launch and continued commercialization of ORLADEYO in the United States and are continuing to build our commercial infrastructure to support launches in other markets. Based on proprietary analyses of HAE prevalence and market research studies with HAE patients, physicians, and payors in the United States and Europe, and more than two and a half years of commercialization experience with ORLADEYO, we anticipate the global commercial market for ORLADEYO has the potential to reach a global peak of $1 billion in annual net ORLADEYO revenues. We expect at least 70 to 80 percent of our revenue at peak to come from the United States. These expectations are subject to numerous risks and uncertainties that may cause our actual results, performance, or achievements to be materially different. There can be no assurance that our commercialization methods and strategies will succeed, or that the market for ORLADEYO will develop in line with our current expectations. See “Risk Factors—Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—There can be no assurance that our or our partners’ commercialization efforts, methods, and strategies for our products or technologies will succeed, and our future revenue generation is uncertain” in Part II, Item 1A of this report for further discussion of these risks.
Revenue from sales of ORLADEYO for the three and six months ended June 30, 2023 is discussed under “Results of Operations” in this MD&A. Revenue from sales of ORLADEYO in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, the conversion of patients from our clinical trials and early access programs to commercial customers, our pricing strategy, and market trends. We are continuing to monitor and analyze this data as we continue to commercialize ORLADEYO. The percentage of U.S. ORLADEYO patients receiving paid drug improved in the three months ended June 30, 2023, as we made progress converting commercially-insured patients who had been receiving long-term free product and as patients who received temporary free product during the first quarter prescription re-authorization process returned to reimbursed product in the three months ended June 30, 2023.
Complement Program. The goal of our overall complement program is to advance several first-in-class and/or best-in-class compounds across multiple pathways in the complement system to treat many complement-mediated diseases. These compounds include BCX10013, a potential once-daily oral medicine, which targets the alternative pathway of complement. In addition, we are pursuing oral medicines directed at other targets across the classical, lectin, and terminal pathways of the complement system, including C2, a critical upstream serine protease enzyme for activation of the classical and lectin pathways. We have developed potent, selective molecules targeting C2, which are currently in lead optimization.
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
On May 22, 2023, we announced that the Public Health Institute of Chile has granted marketing authorization for ORLADEYO for the prophylaxis of HAE in patients 12 years of age or older. We have an exclusive collaboration with Pint Pharma GmbH (“Pint”) to register and promote ORLADEYO in the pan-Latin America region. Under the terms of the agreement, Pint is responsible for obtaining and maintaining all marketing authorizations and for commercializing ORLADEYO in the region.
On July 19, 2023, we announced that we have entered into a collaboration with Er-Kim Pharmaceuticals to commercialize ORLADEYO in Turkey.

Complement-Mediated Diseases

BCX10013

On August 3, 2023, we announced that we have begun opening clinical trial sites for a dose-ranging trial in patients with paroxysmal nocturnal hemoglobinuria (PNH) and expect to begin patient enrollment (in countries without other approved therapies) by the end of the year. The trial is designed to identify a safe, effective, once-daily dose that we can advance into a pivotal program in renal complement-mediated diseases. We also plan to complete an additional cohort of our multiple ascending dose trial (MAD) of BCX10013, at a higher dose (160 mg QD), in healthy volunteers to provide further information to the pharmacokinetic model.
Refinancing Transaction

On April 17, 2023, we entered into a $450.0 million Loan Agreement (the “Pharmakon Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, as lenders, and BioPharma Credit PLC, as collateral agent for the lenders. Certain of our wholly-owned subsidiaries are guarantors to the Pharmakon Loan Agreement. The Pharmakon Loan Agreement provides for an initial term loan in the principal amount of $300 million (the “Tranche A Loan”), which was funded on April 17, 2023 (the “Tranche A Closing Date”). We utilized the proceeds from the Tranche A Loan to repay the approximate $241.8 million of outstanding indebtedness under our then-existing credit facility with Athyrium Opportunities III Co-Invest 1 LP (the “Athyrium Credit Agreement”) and to pay transaction costs and fees, and we intend to use the remaining net proceeds of approximately $26.1 million for other general corporate purposes. The Pharmakon Loan Agreement also provides for three additional term loan tranches in principal amounts of $50.0 million each, which we may request, at our option, on or prior to September 30, 2024. The maturity date of the Pharmakon Loan Agreement is April 17, 2028, the fifth anniversary of the Tranche A Closing Date. See “Note 7—Debt—Pharmakon Loan Agreement” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for additional information about our obligations under the Pharmakon Loan Agreement.

Collectively, the prepayment and final payment fees and unamortized deferred financing costs associated with repayment of the Athyrium Credit Agreement totaled $29.0 million and are reflected as a one-time loss on extinguishment of debt on the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023. See “Note 7—Debt—Athyrium Credit Agreement” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for additional information about this extinguishment of debt.
Results of Operations (three months ended June 30, 2023 compared to the three months ended June 30, 2022)
For the three months ended June 30, 2023, total revenues were $82.5 million as compared to $65.5 million for the three months ended June 30, 2022. The increase was primarily due to ORLADEYO net revenue, including royalties, of $81.0 million, an increase of $15.8 million.
Cost of product sales for the three months ended June 30, 2023 and 2022 was $0.9 million and $0.2 million, respectively. The increase in cost of product sales was due to an increase in ORLADEYO sales as compared to the prior year period as well as the utilization of validation materials and product in the prior year period, the cost of which was expensed prior to product launch.
Research and development (“R&D”) expenses decreased to $51.2 million for the three months ended June 30, 2023 from $62.0 million for the three months ended June 30, 2022, primarily due to reduced R&D investment following the discontinuation of the BCX9930 and BCX9250 programs announced in December and November 2022, respectively. These reductions were partially offset by increased spending on berotralstat development programs and other research, preclinical and development costs.

The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total R&D expenses.

	Three Months Ended June 30,
	2023	2022
R&D expenses by program:
Factor D program	$25,634	$43,462
Berotralstat	9,672	6,955
FOP	99	5,721
Peramivir	72	181
Galidesivir	104	427
Other research, preclinical and development costs	15,666	5,244
Total R&D expenses	$51,247	$61,990
Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2023 were $51.0 million compared to $38.0 million for the three months ended June 30, 2022. The increase was primarily due to increased investment to expand and enhance the U.S. commercial team and expanded international operations.
Interest expense for the three months ended June 30, 2023 was $28.9 million compared to $24.0 million for the three months ended June 30, 2022. The increase in interest expense was primarily associated with the interest accrued on the larger Pharmakon Tranche A Loan of $300.0 million. On April 17, 2023, we entered into the Pharmakon Loan Agreement. The Pharmakon Loan Agreement provides for an initial term loan, the Tranche A Loan, in the principal amount of $300.0 million, which was funded on April 17, 2023 and was primarily used to repay the outstanding Athyrium Credit Agreement principal balance, outstanding interest accrued on the Athyrium term loans and associated prepayment and final payment fees totaling $263.0 million.
Interest expense for the three months ended June 30, 2023 included $19.5 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations, $7.9 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Pharmakon Loan Agreement, and $1.5 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Athyrium Credit Agreement. Interest expense for the three months ended June 30, 2022 included $19.7 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $4.3 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Athyrium Credit Agreement.
For the three months ended June 30, 2023, other expense of $25.0 million was comprised primarily of a loss on extinguishment of debt of $29.0 million on the repayment of the term loans under the Athyrium Credit Agreement, partially offset by interest income of $3.8 million and net foreign currency gains of $0.3 million. Other income of $0.7 million for the three months ended June 30, 2022 was comprised of interest income of $0.6 million and net foreign currency gains of $0.1 million.
Results of Operations (six months ended June 30, 2023 compared to the six months ended June 30, 2022)
For the six months ended June 30, 2023, total revenues were $151.3 million as compared to $115.5 million for the six months ended June 30, 2022. The increase was primarily due to ORLADEYO net revenue, including royalties, of $149.4 million, an increase of $34.5 million.
Cost of product sales for the six months ended June 30, 2023 and 2022 was $1.8 million and $0.5 million, respectively. The increase in cost of product sales was due to an increase in ORLADEYO sales as compared to the prior year period as well as the utilization of validation materials and product in the prior year period, the cost of which was expensed prior to product launch. Additionally, for the six months ended June 30, 2023, an inventory valuation reserve of $0.2 million was recorded for inventory, primarily ORLADEYO, that was at risk of expiration prior to usage.
R&D expenses decreased to $99.6 million for the six months ended June 30, 2023 from $127.4 million for the six months ended June 30, 2022, primarily due to reduced R&D investment following the discontinuation of the BCX9930 and

BCX9250 programs announced in December and November 2022, respectively. These reductions were partially offset by increased spending on berotralstat development programs and other research, preclinical and development costs.
The following table summarizes our R&D expenses for the periods indicated (amounts are in thousands). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total R&D expenses.

	Six Months Ended June 30,
	2023	2022
R&D expenses by program:
Factor D program	$51,819	$91,369
Berotralstat	19,173	15,172
FOP	803	8,596
Galidesivir	479	589
Peramivir	265	1,013
Other research, preclinical and development costs	27,096	10,611
Total R&D expenses	$99,635	$127,350
SG&A expenses for the six months ended June 30, 2023 were $98.9 million compared to $72.3 million for the six months ended June 30, 2022. The increase was primarily due to increased investment to expand and enhance the U.S. commercial team and expanded international operations.
Interest expense for the six months ended June 30, 2023 was $56.3 million compared to $47.9 million for the six months ended June 30, 2022. The increase in interest expense was primarily associated with the interest accrued on the larger Pharmakon Tranche A Loan of $300.0 million. Additionally, the increase in interest expense was due to the additional aggregate borrowing of $75.0 million of the Term B Loan and Term C Loan under the Athyrium Credit Agreement, which were funded on July 29, 2022.
Interest expense for the six months ended June 30, 2023 included $38.8 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations, $7.9 million of interest expense, including the amortization of the deferred financing associated with the borrowings under the Pharmakon Loan Agreement and $9.5 million of interest expense, net of deferred financing amortization, associated with the borrowings under the Athyrium Credit Agreement. Interest expense for the six months ended June 30, 2022 included $39.4 million of non-cash interest expense due to the amortization of interest associated with the royalty financing obligations and $8.4 million of interest expense, net of deferred financing amortization, associated with the Term A Loan under the Athyrium Credit Agreement.
For the six months ended June 30, 2023, other expense of $21.8 million was comprised primarily of a loss on extinguishment of debt of $29.0 million on the repayment of the term loans under the Athyrium Credit Agreement, partially offset by interest income of $7.1 million and net foreign currency gains of $0.1 million. Other income of $0.6 million for the six months ended June 30, 2022 was comprised of interest income of $0.7 million, partially offset by net foreign currency losses of $0.1 million.
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
On April 17, 2023, we entered into the Pharmakon Loan Agreement. The Pharmakon Loan Agreement provides for an initial $300 million Tranche A Loan, which was funded on April 17, 2023. We utilized the proceeds from the Tranche A Loan to repay the approximate $241.8 million of outstanding indebtedness under the then-existing Athyrium Credit Agreement and to pay transaction costs and fees, and we intend to use the remaining net proceeds of approximately $26.1 million for other general corporate purposes. The Pharmakon Loan Agreement also provides for three additional term loan tranches in principal amounts of $50.0 million each, which we may request, at our option, on or prior to September 30, 2024. The maturity date of the Pharmakon Loan Agreement is April 17, 2028. See “Note 7—Debt—Pharmakon Loan

Agreement” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for additional information about our obligations under the Pharmakon Loan Agreement.
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
As of June 30, 2023, we had net working capital of $417.6 million, an increase of approximately $6.6 million from $411.0 million at December 31, 2022. The increase in working capital was primarily the result of net proceeds of $26.1 million received following the funding of the Tranche A Loan of $300.0 million under the Pharmakon Loan Agreement. Our principal sources of liquidity at June 30, 2023 were approximately $146.2 million in cash and cash equivalents and approximately $264.5 million in investments considered available-for-sale.
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

The restrictive covenants contained in the Pharmakon Loan Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial without the lenders’ permission or without repaying all obligations outstanding under the Pharmakon Loan Agreement. These covenants limit our ability to, among other things, dispose of assets; engage in mergers, acquisitions, and similar transactions; incur additional indebtedness; grant liens; make investments; pay dividends or make distributions or certain other restricted payments in respect of equity; prepay other indebtedness; enter into restrictive agreements; undertake fundamental changes; or amend certain material contracts. A breach of any of these covenants could result in an event of default under the Pharmakon Loan Agreement. As of June 30, 2023, we were in compliance with the covenants under the Pharmakon Loan Agreement.
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
Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials and supplies. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. During the six months ended June 30, 2023, we evaluated our inventory levels and associated expiration dating relative to the latest sales forecasts for ORLADEYO and RAPIVAB and estimated those inventories at risk of obsolescence. Accordingly, we recorded an increase to the inventory valuation reserve of $0.2 million for a total reserve of $1.4 million as of June 30, 2023.
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
We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of these costs, our actual expenses could differ from our estimates. As of June 30, 2023 and December 31, 2022, the carrying value of accrued expenses approximates their fair value due to their short-term settlement.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to interest rate risk on our investment portfolio and borrowings under our Pharmakon Loan Agreement. The Tranche A Loan under the Pharmakon Loan Agreement accrues interest each quarter at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”), which is capped to be no less than 1.75%, plus 7.00% or, for each quarterly interest period in which a Pharmakon PIK Interest Payment is made, SOFR plus 7.25%. Accordingly, increases in interest rates will increase the associated interest payments that we are required to make on the Tranche A Loan. As of June 30, 2023, interest was accrued at an effective rate of 12.24% on the $300.0 million borrowing under the Pharmakon Loan Agreement.

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
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars. Our commercial sales in Europe are primarily denominated in Euros and the British Pound. We also had other transactions denominated in foreign currencies during the six months ended June 30, 2023, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Torii are derived from Torii’s sales of ORLADEYO in Japan. Those sales are denominated in Japanese yen and converted into U.S. dollars for purposes of determining the royalty owed to us. Our limited foreign currency exposure relative to our European operations is to fluctuations in the Euro, British Pound, Swiss Franc, Danish Krone, and Swedish Krona. Additionally, we have initiated operations in Canada and have foreign currency exposure to the Canadian Dollar.
We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging during the six months ended June 30, 2023; however, we may do so in the future.
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
Item 4.    Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The global COVID-19 pandemic continues to affect the United States and global economies, and could cause disruptions to our business, operations, and clinical development or commercialization plans and timelines, as well as the business and operations of third parties with whom we conduct business. For example, government orders and evolving business policies and procedures have impacted and may continue to impact, among other things: (1) our personnel and those of third parties on whom we rely, including our development partners, manufacturers, CROs, and others; (2) the conduct of our current and future clinical trials and commercial interactions; and (3) the operations of the FDA, European Medicines Agency (“EMA”), Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”), and other health and governmental authorities, which could result in delays of reviews and approvals, including as we continue to expand internationally and bring ORLADEYO to additional global markets.
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
In order to continue future operations, progress our drug discovery and development programs, and commercialize our current products and product candidates, we may be required to raise additional capital in the future. In addition to seeking strategic partnerships and transactions, we may access the equity or debt markets, incur additional borrowings, pursue royalty or other monetization transactions, or seek other sources of funding to meet liquidity needs at any time, including to take advantage of attractive opportunities in the capital markets. Additional funding, whether through additional sales of securities, additional borrowings, royalty or other monetization transactions, collaborative arrangements with partners, or from other sources, may not be available when needed or in a form or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of our currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. Additional borrowings may subject us to more restrictive covenants than are currently applicable to us under the Pharmakon Loan Agreement. In addition, collaborative arrangements may require us to transfer certain material rights to our corporate partners. Insufficient funds or lack of an acceptable partnership may require us to delay, scale-back or eliminate certain of our research and development programs. See “Risks Relating to Our Business—Risks Relating to Drug Development and Commercialization—If we fail to obtain additional financing or acceptable partnership arrangements as and when needed, we may be unable to complete the development and commercialization of our products and product candidates or continue operations” in this section for further discussion of the capital requirements for our development and commercialization efforts.
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
Progression of our product candidates through the clinical development process is dependent upon our trials indicating that our product candidates have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the clinical trial protocols, as well as an adequate benefit-risk profile. Failure to achieve any of these endpoints or to show adequate benefit-risk profile in any of our programs, including our complement program (inclusive of BCX10013) and our other rare disease product candidates, could result in delays in or modifications to our trials or require the performance of additional unplanned trials. For example, dose-related observations in an ongoing BCX10013 nonclinical study reported earlier this year delayed the clinical program. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. Product candidates that initially show promise in clinical or preclinical testing could later be found to be associated with or to cause undesirable or unexpected side effects that could result in substantial modifications or delays in the development plans for our product candidates, significant unexpected costs, or the termination of programs, such as we experienced with BCX9930 in 2022 prior to discontinuing its development later that year.
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
As our programs advance, our costs are likely to increase. Our current and planned discovery, development, approval, and commercialization efforts will require significant capital. Our expenses, revenues and cash utilization rate could vary significantly depending on many factors, including: our ability to effectively manage our product candidate pipeline; our ability to obtain regulatory approvals for our product candidates, including BCX10013; our ability to maintain regulatory approvals for, successfully commercialize, and achieve market acceptance of our products, including ORLADEYO; our ability to raise additional capital as and when needed; the amount of funding we receive from partnerships with third parties for the development and commercialization of our products and product candidates; the commercial success of our products achieved by our partners; the progress and results of our current and proposed clinical trials for our product candidates; and the progress made in the manufacture of our lead products and the progression of our other programs.
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
Any of the foregoing risks could materially adversely impact our ability to perform our obligations under the Torii Agreement, which could reduce the economic benefits of the Torii Agreement to us and impair or result in the termination of our collaboration with Torii.

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
There can be no assurance that our or our partners’ commercialization efforts, methods and strategies will succeed. We may be unable to establish or sufficiently increase our sales, marketing and distribution capabilities for products we currently, or plan to, commercialize. Our ability to receive revenue from products we or our partners commercialize is subject to several risks, including:
•we or our partners may fail to complete clinical trials successfully or satisfy post-marketing commitments sufficient to obtain and maintain regulatory agency marketing approval;
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
In addition, future revenue from sales of ORLADEYO is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the United States and elsewhere, the number of new patients switching to ORLADEYO, patient retention and demand, the number of physicians prescribing ORLADEYO, the rate of monthly prescriptions, reimbursement from third-party and government payors, the number of patients receiving free product, the conversion of patients from our clinical trials and early access programs to commercial customers, our pricing strategy, and market trends.
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
In addition, our contract manufacturers may not be able to manufacture the materials required for our products or product candidates at a cost or in quantities necessary to make them commercially viable. Our raw materials, drug substances, products, and product candidates are manufactured by a limited group of suppliers, including some at a single facility. If any of these suppliers were unable to produce these items, this could significantly impact our supply of products and product candidate material for further preclinical testing and clinical trials. Our third-party manufacturers also may not meet our manufacturing requirements. Furthermore, changes in the manufacturing process or procedures, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval in accordance with the FDA’s cGMP and comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or foreign regulatory authorities may at any time implement new standards, or change their interpretation and enforcement of existing standards, for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties, any of which could be costly to us and could result in a delay or shortage of product.
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
•new legislative or regulatory proposals may influence our pricing and reimbursement strategy, which could impact product revenues;
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
Adequate coverage and reimbursement in the United States and other markets is critical to the commercial success of our approved products. Recently in the United States, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, the Inflation Reduction Act of 2022 (“IRA”) implements a number of drug pricing measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with the CMS. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of our products or any of our product candidates, if approved for commercial use, in the future. The effect of the IRA on our business and the healthcare industry in general is not yet known. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Third-party payors are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many third-party payors negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the third-party payor’s patient population. The process for obtaining coverage can be lengthy and costly, and we expect that it could take several months before a particular payor initially reviews a product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of our products or any other product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, or at all, which may have a material adverse effect on our business, financial condition and results of operations.
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
On April 17, 2023, we entered into the $450.0 million Pharmakon Loan Agreement and closed on an initial term loan thereunder in the principal amount of $300.0 million. Under the new Pharmakon Loan Agreement, we will be required to pay to Pharmakon, for the account of the lenders, a prepayment premium or a make-whole premium, as applicable, plus certain fees or expenses set forth in the Pharmakon Loan Agreement in the event that we prepay or repay, or are required to prepay or repay, voluntarily or pursuant to a mandatory prepayment obligation under the Pharmakon Loan Agreement (e.g., upon a change of control of the Company and specified other events, subject to certain exceptions), all of the then-outstanding term loans under the Pharmakon Loan Agreement, in each case, subject to certain exceptions set forth in the Pharmakon Loan Agreement.
Our indebtedness could have important consequences to our stockholders. For example, it:
•increases our vulnerability to adverse general economic or industry conditions;
•limits our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;

•makes us more vulnerable to increases in interest rates, as borrowings under the Pharmakon Loan Agreement accrue interest at variable, uncapped rates, such that increases in interest rates will increase the associated interest payments that we are required to make on outstanding borrowings;
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

We conduct operations in many countries outside of the United States involving transactions in a variety of currencies other than the U.S. dollar. These transactions include, without limitation, commercial sales, contract manufacturing, and clinical trial activities. Although most of our revenues and expenses are denominated in U.S. dollars, our commercial sales in Europe are primarily denominated in Euros and British Pounds. We also have foreign currency exposure to fluctuations in other foreign currencies, such as the Swiss Franc, Danish Krone, Swedish Krona, the Canadian Dollar, and Japanese yen. Changes in the value of these currencies relative to the U.S. dollar may impact our consolidated operating results, including our revenues and expenses, causing fluctuations in our operating results from period to period and/or resulting in foreign currency transaction losses that adversely impact our results of operations, financial position, and cash flows. As we continue to expand our operations internationally, our exposure to foreign currency transaction gains or losses may become more significant. See “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk” in Part I, Item 3 of this report for additional information about our foreign currency risk.
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
We are increasingly dependent on information technology systems to operate our business. In addition, the FDA and comparable foreign regulatory authorities regulate, among other things, the record keeping and storage of data pertaining to potential pharmaceutical products. We currently store most of our preclinical research data, our clinical data and our manufacturing data at our facilities. While we do store duplicate copies of most of our clinical data offsite and a significant portion of our data is included in regular backups of our systems, we could lose important data if our facilities incur damage, or if our vendor data systems fail, suffer damage or are destroyed. In addition, we have outsourced significant parts of our information technology and business infrastructure to third-party providers, and we currently use these providers to perform business critical information technology and business services for us. We are therefore vulnerable to cybersecurity attacks and incidents on the associated networks and systems, whether they are managed by us directly or by the third parties with whom we contract, and we have experienced, and may in the future experience, such cybersecurity threats and attacks.
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
The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Moreover, our stock price has fluctuated frequently, and these fluctuations are often not related to our financial results. For the twelve months ended June 30, 2023, the 52-week range of the market price of our stock was from $6.87 to $15.43 per share. The following factors, in addition to other risk factors described in this section, may have, and in some cases have had, a significant impact on the market price of our common stock:
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
Future sales of our common stock by us or our current stockholders into the public market could cause the market price of our stock to fall. As of July 28, 2023, there were 189,493,735 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition. We may also sell, for our own account, shares of common stock or other equity securities, from time to time at prices and on terms to be determined at the time of sale.
As of July 28, 2023, there were 33,939,390 stock options and restricted stock units outstanding and 11,587,102 shares available for issuance under our Amended and Restated Stock Incentive Plan, 6,135,679 stock options and restricted stock units outstanding and 363,055 shares available for issuance under our Amended and Restated Inducement Equity Incentive Plan, and 5,616,817 shares available for issuance under our Amended and Restated Employee Stock Purchase Plan. In addition, we could also make equity grants outside of our Amended and Restated Stock Incentive Plan or Amended and Restated Inducement Equity Incentive Plan. The shares underlying existing stock options, restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.
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
A wide variety of events beyond our control, such as natural disasters (including as a result of climate change), epidemic or pandemic disease outbreaks (such as the ongoing COVID-19 pandemic), trade wars, armed conflict, political unrest or other events could disrupt our business or operations or those of our development partners, manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. If our operations or those of third parties with whom we conduct business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business. See, for example, “Risk Factors—General Risk Factors—Our business, operations, clinical development or commercialization plans and timelines, and access to capital could be adversely affected by unpredictable and unstable market and economic conditions.” In addition, other events, such as the armed conflict between Russia and Ukraine or rising tensions between China and Taiwan, could adversely impact our business. For example, the conflict could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyber-attacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.

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

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

(10.1)†&
Loan Agreement, dated as of April 17, 2023, by and among BioCryst Pharmaceuticals, Inc., as borrower, the guarantors signatory thereto or otherwise party thereto from time to time, BioPharma Credit PLC, as collateral agent for the lenders, and BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, as lenders.

10.2*	BioCryst Pharmaceuticals, Inc. Stock Incentive Plan (as amended and restated as of April 24, 2023). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 14, 2023.

(10.3)*	BioCryst Pharmaceuticals, Inc. Employee Stock Purchase Plan (as amended and restated as of July 7, 2023).

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Quarterly Report on Form 10-Q of BioCryst Pharmaceuticals, Inc. for the three and six months ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

(104)	Cover Page Interactive Data File – The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL (contained in Exhibit 101).

( )	Filed or furnished herewith.
†	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.
&	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
*	Management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August, 2023.

BIOCRYST PHARMACEUTICALS, INC.

/s/ Jon P. Stonehouse
Jon P. Stonehouse
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony Doyle
Anthony Doyle
Chief Financial Officer
(Principal Financial Officer and Interim Principal Accounting Officer)